Form 10-Q
period 1996-12-28
RAYOVAC CORP
filed 1997-03-20
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended              December 28, 1996
                                                   -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from   ________  to  ________

       Commission File Number          333-17895
                                       ---------



                               Rayovac Corporation
                           --------------------------

             (Exact name of registrant as specified in its charter)



             Wisconsin                                          22-2423556
   -------------------------------                        ----------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification Number)



                   601 Rayovac Drive, Madison, Wisconsin 53711
                    -----------------------------------------

               (Address of principal executive offices) (Zip Code)


                                 (608) 275-3340
                  --------------------------------------------

              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year,
                         if changed since last report.)



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( ) No ( X )


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of March 19, 1997, the most recent practicable date, was 20,470,480.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------


Item 1. Financial Statements
        --------------------


                              RAYOVAC CORPORATION
                     Condensed Consolidated Balance Sheets
                 As of December 28, 1996 and September 30, 1996
                    (In thousands, except per share amounts)


                                    -ASSETS-


                                        December 28, 1996   September 30, 1996
                                        -----------------   ------------------
                                           (Unaudited)          (Audited)

Current assets:
     Cash and cash equivalents               $  4,875            $  4,255
     Receivables                               80,050              66,476
     Inventories                               50,488              70,121
     Prepaid expenses and other                12,166              14,822
                                             --------            --------
          Total current assets                147,579             155,674

Property, plant and equipment, net             68,039              69,397
Deferred charges and other                     18,952              20,177
                                             --------            --------
          Total assets                       $234,570            $245,248
                                             ========            ========

                    -LIABILITIES AND SHAREHOLDERS' DEFICIT-

Current liabilities:
     Current maturities of long-term debt    $ 11,019            $  8,818
     Accounts payable                          41,117              46,921
     Accrued liabilities:
          Wages and benefits and other         34,593              21,798
          Recapitalization and other
            special charges                    11,895              14,942
                                             --------            --------
          Total current liabilities            98,624              92,479

Long-term debt, net of current maturities     203,881             224,845
Employee benefit obligations, net of
  current portion                              12,875              12,138
Other                                           1,474               1,506

Shareholders' deficit:
     Common stock, $.01 par value,
       authorized 90,000 shares; issued
       50,000 shares; outstanding
       20,470 shares                              500                 500
Additional paid-in capital                     15,970              15,970
Foreign currency translation adjustment         2,745               1,689
Note receivable officer/shareholder              (500)               (500)
Retained earnings                              27,523              25,143
                                             --------            --------
                                               46,238              42,802
Less treasury stock, at cost,
  29,530 shares                              (128,522)           (128,522)
                                             --------            --------
               Total shareholders' deficit    (82,284)            (85,720)
                                             --------            --------
               Total liabilities and
                 shareholders' deficit       $234,570            $245,248
                                             ========            ========


     See accompanying notes which are an integral part of these statements.

                              RAYOVAC CORPORATION
                Condensed Consolidated Statements of Operations
   For the three-month periods ended December 28, 1996 and December 30, 1995
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                               1996                 1995
                                               ----                 ----
Net sales                                    $130,004            $129,952
Cost of goods sold                             79,019              77,488
                                             --------            --------
     Gross profit                              50,985              52,464

Selling                                        26,762              30,804
General and administrative                      7,604               8,680
Research and development                        1,910               1,329
Other special charges                           2,963                  --
                                             --------            --------
     Total operating expenses                  39,239              40,813

Income from operations                         11,746              11,651

Other expense:
  Interest expense                              7,974               2,166
  Other expense                                    14                 228
                                             --------            --------
                                                7,988               2,394

Income before income taxes                      3,758               9,257

Income taxes                                    1,378               3,198
                                             --------            --------
Net income                                   $  2,380            $  6,059
                                             ========            ========

Net income per share                         $   0.12            $   0.12
                                             ========            ========
Average shares outstanding                     20,470              49,500
                                             ========            ========


See accompanying notes which are an integral part of these statements.

                              RAYOVAC CORPORATION
                Condensed Consolidated Statements of Cash Flows
    For the three-month periods ended December 28, 1996 and December 30, 1995
                                  (Unaudited)
                                 (In thousands)


                                                    1996           1995
                                                   -------        -------
Cash flows from operating activities:
     Net income                                   $  2,380        $ 6,059
     Non-cash adjustments to net income:
          Amortization                               2,373             17
          Depreciation                               3,060          3,225
     Net changes in other assets and liabilities    12,717          4,899
                                                   -------        -------
               Net cash provided by
                 operating activities               20,530         14,200

Cash flows from investing activities:
     Purchases of property, plant and equipment     (1,142)        (1,730)
                                                   -------        -------
               Net cash used in investing
                 activities                         (1,142)        (1,730)

Cash flows from financing activities:
     Reduction of debt                            (129,412)       (38,177)
     Proceeds from debt financing                  110,768         30,081
     Distribution from Rayovac International
       Corporation, a domestic international
       sales company                                    --         (3,587)
     Other                                            (119)          (533)
                                                   -------        -------
               Net cash used in financing
                 activities                        (18,763)       (12,216)
                                                   -------        -------

Effect of exchange rate changes on cash and
  cash equivalents                                      (5)           (10)
                                                   -------        -------
               Net increase in cash and
                 cash equivalents                    1,762          1,974

Cash and cash equivalents, beginning of period       4,255          2,431
                                                   -------        -------
Cash and cash equivalents, end of period           $ 4,875        $ 2,675
                                                   =======        =======


See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)


     1   SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of Rayovac Corporation at December 28, 1996, results of operations and cash flows for the three month periods ended December 28, 1996 and December 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

         The condensed consolidated balance sheet at September 30, 1996 has been derived from the annual audited financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto as of September 30, 1996.


     2   INVENTORIES

         Inventories consist of the following (in thousands):

                                         Dec. 28,1996             Sept. 30, 1996
                                         ------------             --------------
                  Raw material             $16,055                   $21,325
                  Work-in-process           14,668                    19,622
                  Finished goods            19,765                    29,174
                                          --------                  --------
                                           $50,488                   $70,121
                                          ========                  ========


     3   COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements to purchase certain equipment and to pay annual royalties. In a December 1991 agreement, the Company committed to pay annual royalties of $1,500,000 for the first five years, beginning in 1993, plus $500,000 for each year thereafter, as long as the related equipment patents are enforceable (2012). In a March 1994 agreement, the Company committed to pay annual royalties of $500,000 for five years beginning in 1995. Additionally, the Company has committed to purchase tooling of $2,345,000 related to this equipment at an unspecified date in the future and $420,000 of manganese ore by March 1998.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1.8 million, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operation
--------------------------------------------------------------------------------


Fiscal Quarter Ended December 28, 1996 Compared to
Fiscal Quarter Ended December 30, 1995

Management's Discussion and Analysis of Financial Condition and Results of Operations, with the exception of historical matters, contains forward-looking statements (such as statements including the terms "believe," "expect," "anticipate," and similar concepts) which involve risks and uncertainties. Actual results may differ materially from these statements as a result of various factors, including those discussed herein.

         Net Sales. The net sales of Rayovac Corporation (the "Company") were $130.0 million in the fiscal quarter ended December 28, 1996 (the "1996 Fiscal Quarter"), or approximately equal to net sales in the fiscal quarter ended December 30, 1995 (the "1995 Fiscal Quarter"). Decreases in sales of general battery products were offset in part by increased sales of battery powered lighting devices and specialty battery products.

         Gross Profit. Gross profit decreased $1.5 million, or 2.9%, to approximately $51.0 million in the 1996 Fiscal Quarter, from approximately $52.5 million in the 1995 Fiscal Quarter, primarily as a result of higher marginal manufacturing costs for general battery products caused by decreased sales and production volumes of such products. Gross profit decreased as a percentage of net sales to 39.2% in the 1996 Fiscal Quarter from 40.4% in the 1995 Fiscal Quarter.

          Selling Expense. Selling expense decreased $4.0 million, or 13.0%, to approximately $26.8 million in the 1996 Fiscal Quarter from approximately $30.8 million in the 1995 Fiscal Quarter due primarily to decreased advertising expense. Selling expense decreased as a percentage of net sales to 20.6% in the 1996 Fiscal Quarter from 23.7% in the 1995 Fiscal Quarter.

         General and Administrative Expense. General and administrative expense decreased $1.1 million, or 12.6%, to approximately $7.6 million in the 1996 Fiscal Quarter from approximately $8.7 million in the 1995 Fiscal Quarter. This decrease occurred as a result of the settlement of a law suit for which the Company had accrued $0.8 million in the 1995 Fiscal Quarter.

         Research and Development Expense. Research and development expense increased $0.6 million, or 46.2%, to approximately $1.9 million in the 1996 Fiscal Quarter from approximately $1.3 million in the 1995 Fiscal Quarter primarily as a result of the assignment of increased development resources to the development of an on-the-label battery tester.

         Other Special Charges. In the 1996 Fiscal Quarter, the Company recorded charges of approximately $3.0 million in connection with an organizational restructuring in the United States and the discontinuation of certain manufacturing operations in the United Kingdom.

         Income From Operations. Income from operations in the 1996 Fiscal Quarter of $11.7 million was approximately the same as income from operations in the 1995 Fiscal Quarter. The Company's lower gross profit and higher special charges in the 1996 Fiscal Quarter were offset by lower operating expenses as discussed above.

         Interest Expense. Interest expense in the 1996 Fiscal Quarter increased $5.8 million to approximately $8.0 million from approximately $2.2 million in the 1995 Fiscal Quarter as a result of increased indebtedness incurred in connection with the recent recapitalization of the Company and a write-off of $2.0 million of unamortized debt issuance costs related to the senior subordinated increasing rate notes of the Company issued in September 1996 (the "Bridge Notes"). Amortization of debt issuance costs in the 1995 Fiscal Quarter was negligible.

         Income Before Income Taxes. Income before income taxes decreased $5.5 million, or 59.1%, to approximately $3.8 million in the 1996 Fiscal Quarter from approximately $9.3 million in the 1995 Fiscal Quarter primarily as a result of the increased interest expense and amortization of debt issuance costs discussed above.

         Net Income. Net income decreased $3.7 million, or 60.7%, to approximately $2.4 million in the 1996 Fiscal Quarter from approximately $6.1 million in the 1995 Fiscal Quarter primarily as a result of the increased interest expense and amortization of debt issuance costs discussed above. The Company's effective tax rate for the 1996 Fiscal Quarter increased 2.2 percentage points to 36.7% in the 1996 Fiscal Quarter from 34.5% in the 1995 Fiscal Quarter due primarily to the termination of Rayovac International Corporation, a domestic international sales corporation.

Liquidity and Capital Resources

         During the 1996 Fiscal Quarter, net cash provided by operating activities increased $6.3 million to approximately $20.5 million from approximately $14.2 million in the 1995 Fiscal Quarter primarily as a result of increased inventory reductions during the holiday season.

         Capital expenditures during the 1996 Fiscal Quarter were $1.1 million, reflecting maintenance level spending, which allowed the Company to use the majority of cash provided by operating activities to reduce borrowings under its revolving credit facility.

         On October 22, 1996, the Company issued $100.0 million aggregate principal amount of its 10-1/4% Senior Subordinated Notes due 2006 (the "Notes"), the proceeds of which were used to repay the Bridge Notes. On March 11, 1997, the Company consummated an offer to exchange its registered 10-1/4% Series B Senior Subordinated Notes due 2006 for the Notes.

         The Company expects that capital expenditures for the remainder of fiscal 1997 will be consistent with historical levels. The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no assurance can be given in this regard. The Company's current credit facilities include a revolving credit facility of $65.0 million of which approximately $2.6 million was borrowed at December 28, 1996, and approximately $.8 million was utilized for outstanding letters of credit.

         The Company entered into an interest rate swap agreement with a notional amount of $62.5 million, effective October 9, 1996. The agreement terminates on October 12, 1999, and fixes the rate on such notional amount at 6.16%. The floating rate for the initial period was approximately 5.5%. During the 1996 Fiscal Quarter the Company incurred approximately $.1 million of interest expense in connection with this agreement.

Impact of Recently Issued Accounting Standards

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (the "Statement"), effective for fiscal years beginning after December 15, 1996. The
Statement provides additional guidance on the measurement and accounting for the costs associated with environmental remediation. Adoption of the accounting standard is not expected to have a material effect on the Company's financial position.

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will be effective for periods ending after December 15, 1997, and specifies the computation, presentation, and disclosure requirements for earnings per share. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computations of the Company assuming the current capital structure.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit                      Description
-------                      -----------
3.1         Restated Articles of Incorporation of the Company*
3.2         Restated By-Laws of the Company*
4.1         Indenture, dated as of October 22, 1996, by and among the Company, ROV
            Holding, Inc. and Marine Midland Bank, as trustee, relating to the
            Company's 10-1/4% Senior Subordinated Notes due 2006.*
4.2         Registration Rights Agreement, dated as of October 17, 1996, by and among the Company, Donaldson, Lufkin & Jenrette Securities Corporation
            and BA Securities, Inc.*
4.3         Specimen of the Notes (included as an exhibit to Exhibit 4.1).
4.4         Credit Agreement, dated as of September 12, 1996 by and among the
            Company, the lenders party thereto, Bank of America National Trust and
            Savings Association ("BofA") and DLJ Capital Funding, Inc. (the "Credit
            Agreement").*





4.5         Amendment No. 1 to the Credit Agreement dated as of October 23, 1996.*
4.6         The Security Agreement dated as of September 12, 1996 by and among the
            Company, ROV Holding, Inc. and BofA.*
4.7         The Company Pledge Agreement dated as of September 12, 1996 by and between the Company and BofA.*
27          Financial Data Schedule



* Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Securities and Exchange Commission on February 7, 1997.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the 1996 Fiscal Quarter.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    March 19, 1997

RAYOVAC CORPORATION



By  /s/ Kent J. Hussey
    ------------------------
    Kent J. Hussey
    Chief Financial Officer



By  /s/ James A. Broderick
    ------------------------
    James A. Broderick
    Vice President