Form 10-Q
period 1997-03-29
RAYOVAC CORP
filed 1997-05-13
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      March 29, 1997
                                      ---------------------
                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from     ________     to     ________

     Commission File Number      333-17895
                                 ---------


                               Rayovac Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Wisconsin                                         22-2423556
    -----------------------                                -------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                       Identification Number)



                   601 Rayovac Drive, Madison, Wisconsin 53711
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (608) 275-3340
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                Yes ( X ) No ( )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of May 12, 1997, the most recent practicable date, was 20,581,431.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
-----------------------------


                               RAYOVAC CORPORATION
                     Condensed Consolidated Balance Sheets
                  As of March 29, 1997 and September 30, 1996
                    (In thousands, except per share amounts)


                                    -ASSETS-
                                                   March 29, 1997  September 30, 1996
                                                   --------------  ------------------
                                                     (Unaudited)       (Audited)
   Current assets:
       Cash and cash equivalents                        $9,150          $4,255
       Receivables                                      55,162          66,476
       Inventories                                      51,539          70,121
       Prepaid expenses and other                       13,292          14,822
                                                      --------        --------
              Total current assets                     129,143         155,674

   Property, plant and equipment, net                   64,681          69,397
   Deferred charges and other                           17,435          20,177
                                                      --------        --------
                        Total assets                  $211,259        $245,248
                                                      ========        ========


                     -LIABILITIES AND SHAREHOLDERS' DEFICIT-

   Current liabilities:
       Current maturities of long-term debt             $6,990          $8,818
       Accounts payable                                 32,965          46,921
       Accrued liabilities:
            Wages and benefits and other                32,967          21,798
            Recapitalization and other
              special charges                            7,874          14,942
                                                      --------        --------
              Total current liabilities                 80,796          92,479

   Long-term debt, net of current maturities           199,525         224,845
   Employee benefit obligations, net of
      current portion                                   13,562          12,138
   Other                                                 1,461           1,506

   Shareholders' deficit:
       Common stock, $.01 par value, authorized
       90,000 shares; issued 50,000 shares;
       outstanding 20,581 shares and 20,470 shares,
       respectively                                        500             500
   Additional paid-in capital                           15,974          15,970
   Foreign currency translation adjustment               2,392           1,689
   Note receivable officer/shareholder                    (715)           (500)
   Retained earnings                                    25,803          25,143
                                                      --------        --------
                                                        43,954          42,802

   Less treasury stock, at cost, 29,419 shares and
       29,530 shares, respectively                    (128,039)       (128,522)
                                                      --------        --------
                        Total shareholders' deficit    (84,085)        (85,720)
                                                      --------        --------
                        Total liabilities and
                           shareholders' deficit      $211,259        $245,248
                                                      ========        ========


See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
       For the three-month and six month periods ended March 29, 1997 and
                           March 30, 1996 (Unaudited)
                    (In thousands, except per share amounts)

                                         THREE MONTHS           SIX MONTHS
                                         ------------           ----------
                                       1997       1996        1997      1996
                                       ----       ----        ----      ----

  Net sales                           $80,140    $76,924    $210,144   $206,876
  Cost of goods sold                   47,123     45,891     126,142    123,379
                                      -------    -------    --------   --------
     Gross profit                      33,017     31,033      84,002     83,497

  Selling                              19,100     19,370      45,862     50,174
  General and administrative            7,663      8,126      15,267     16,806
  Research and development              1,520      1,320       3,430      2,649
  Other special charges                 1,751         --       4,714         --
                                      -------    -------    --------   --------
     Total operating expenses          30,034     28,816      69,273     69,629

  Income from operations                2,983      2,217      14,729     13,868

  Other expense:
       Interest expense                 5,472      1,946      13,446      4,112
       Other expense                      300        171         314        399
                                      -------    -------    --------   --------
                                        5,772      2,117      13,760      4,511

  Income (loss) before income taxes    (2,789)       100         969      9,357

  Income tax (benefit) expense         (1,069)      (210)        309      2,988
                                      -------    -------    --------   --------

  Net income (loss)                   ($1,720)      $310        $660     $6,369
                                      =======       ====        ====     ======

  Net income (loss) per share          ($0.08)     $0.01       $0.03      $0.13
                                      =======       ====        ====     ======

  Weighted average shares of
       common stock outstanding        20,485     49,500      20,478     49,536
                                      =======       ====        ====     ======


  See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
        For the six month periods ended March 29, 1997 and March 30, 1996
                                   (Unaudited)
                                 (In thousands)

                                                                      SIX MONTHS
                                                                      ----------
                                                                  1997        1996
                                                                  ----        ----
 Cash flows from operating activities:
    Net income (loss)                                             $660       $6,368
    Non-cash adjustments to net income:
       Amortization                                              2,772           28
       Depreciation                                              5,892        6,247
    Net changes in other assets and liabilities                 25,904       11,783
                                                               -------      -------

                    Net cash provided by operating
                         activities                             35,228       24,426

 Cash flows from investing activities:
    Purchases of property, plant and equipment                  (2,625)      (4,335)
    Other                                                         (215)          --
                                                               -------      -------

                    Net cash used in investing activities       (2,840)      (4,335)

 Cash flows from financing activities:
    Reduction of debt                                         (140,004)     (68,817)
    Proceeds from debt financing                               112,243       52,600
    Distribution from Rayovac International Corporation,
        a domestic international sales company                      --       (3,587)
    Other                                                          265         (533)
                                                               -------      -------

                    Net cash used in financing
                         activities                            (27,496)     (20,337)
                                                               -------      -------

 Effect of exchange rate changes on cash and cash
    equivalents                                                      3           (9)
                                                               -------      -------

                    Net increase (decrease) in cash
                         equivalents                             4,895         (255)

 Cash and cash equivalents, beginning of period                  4,255        2,431
                                                               -------      -------

 Cash and cash equivalents, end of period                       $9,150       $2,176
                                                               =======      =======

See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1    SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 29, 1997, results of operations for the three month and six month periods ended March 29, 1997, and March 30, 1996, and cash flows for the six month periods ended March 29, 1997, and March 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

     The condensed consolidated balance sheet at September 30, 1996, has been derived from the annual audited financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1996.


2    INVENTORIES

     Inventories consist of the following (in thousands):

                                       Mar. 29,1997              Sept. 30, 1996
                                      ------------              --------------

        Raw material                      $17,083                   $21,325
        Work-in-process                    18,028                    19,622
        Finished goods                     16,428                    29,174
                                          -------                   -------
                                          $51,539                   $70,121
                                          =======                   =======


3    COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements to purchase certain equipment and to pay annual royalties. In a December 1991 agreement, the Company committed to pay annual royalties of $1,500,000 for the first five years, beginning in 1993, plus $500,000 for each year thereafter, as long as the related equipment patents are enforceable (2012). In a March 1994 agreement, the Company committed to pay annual royalties of $500,000 for five years beginning in 1995. Additionally, the Company has committed to purchase tooling of $3,010,000 related to this equipment at an unspecified date in the future and $290,000 of manganese ore by March 1998.

     The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1.8 million, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flows of the Company.

4    RELATED PARTY TRANSACTIONS

     On March 17, 1997, the Company sold 97,951 shares of Common Stock from treasury at $4.39 per share to certain officers of the Company. The purchase price of approximately $430,000 was satisfied equally in cash and notes receivable. The notes which are payable in 5 years, bear an interest rate of 8%. Since the proceeds were used to purchase common stock of the Company, the notes have been recorded as a reduction in shareholders' equity. The Company also sold 13,000 shares of common stock from treasury at $4.39 per share to other members of management for cash.


5    OTHER SPECIAL CHARGES

     During the quarter the Company recorded a pre-tax charge of $1,751,000 related to the closing of certain manufacturing and distribution operations. The charge includes severance, out-placement services, other employee benefits and the reduction in carrying value of certain equipment.


6    STOCK OPTION PLANS

     Pursuant to the provision of the Rayovac Corporation Stock Option Plan (the "Plan"), the Company granted options to purchase 835,788 shares of common stock at $4.39 per share to certain employees.


7    GUARANTOR SUBSIDIARY

     The following condensed consolidating financial data illustrates the composition of the consolidated financial statements. Investments in subsidiaries are accounted for by the Company on an unconsolidated basis and the Guarantor Subsidiary using the equity method for purposes of the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiary are not presented because management has determined that such financial statements would not be material to investors.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                              As of March 29, 1997
                                   (Unaudited)
                    (In thousands, except per sahre amounts)


                                    -ASSETS-

                                                          Guarantor   Nonguarantor              Consolidated
                                              Parent     Subsidiary   Subsidiaries Eliminations    Total
                                              ------     ----------   -------------------------    -----
   Current assets:
       Cash and cash equivalents                 $8,202          $49        $899           --       $9,150
       Receivables                                47,691         298      15,405       (8,232)      55,162
       Inventories                                39,958          --      12,458         (877)      51,539
       Prepaid expenses and other                 11,968         179       1,145           --       13,292
                                               --------      -------     -------     --------      --------
              Total current assets               107,819         526      29,907       (9,109)     129,143

   Property, plant and equipment, net             60,145          --       5,047         (511)      64,681
   Deferred charges and other                     18,142          --         648       (1,355)      17,435
   Investment in subsidiaries                     14,286      14,063         --       (28,348)          --
                                               --------      -------     -------     --------      --------
                        Total assets           $200,392      $14,589     $35,602     ($39,324)     $211,259
                                               ========      =======     =======     ========      ========

                     -LIABILITIES AND SHAREHOLDERS' DEFICIT-

   Current liabilities:
       Current maturities of long-term debt      $5,000           --      $1,990           --        $6,990
       Accounts payable                          27,154           53      13,854       (8,096)       32,965
       Accrued liabilities:
            Wages and benefits and other         29,443           44       4,133         (653)       32,967
            Recapitalization and other
              special charges                     6,962           --         912           --         7,874
                                               --------      -------      -------     --------      --------
              Total current liabilities          68,559           97      20,889       (8,749)       80,796

   Long-term debt, net of current maturities     198,875          --         650           --       199,525
   Employee benefit obligations, net of
     current portion                              13,562          --          --           --        13,562
   Other                                          1,255          206          --           --         1,461

   Shareholders' deficit:
       Common stock                                 500           --      12,072      (12,072)         500
       Additional paid-in capital                15,974        3,525         750       (4,275)       15,974
       Foreign currency translation adjustment    2,392        2,392       2,392       (4,784)        2,392
       Note receivable officer/shareholder         (715)                                               (715)
       Retained earnings                         28,029        8,369      (1,152)      (9,444)       25,803
                                               --------      -------     -------     --------      --------
       Less treasury stock                     (128,039)         --           --           --      (128,039)
                                               --------      -------     -------     --------      --------
                        Total shareholders'
                          deficit               (81,859)      14,286      14,063      (30,575)      (84,085)
                                               --------      -------     -------     --------      --------
                        Total liabilities and
                          shareholders'
                          deficit              $200,392      $14,589     $35,602     ($39,324)     $211,259
                                               ========      =======     =======     ========      ========

                               RAYOVAC CORPORATION
                Condensed Consolidating Statements of Operations
                   For the three-month period ended March 29, 1997
                                   (Unaudited)
                   (In thousands, except as per share amount)

                                             Guarantor    Nonguarantor                Consolidated
                                 Parent      Subsidiary   Subsidiaries  Eliminations     Total
                                 ------      ----------   ------------  ------------     -----
Net sales                         $67,545            --       $17,379       ($4,784)      $80,140
Cost of goods sold                 40,126            --        11,785        (4,788)       47,123
                                  -------        ------       -------      --------       -------
   Gross profit                    27,419            --         5,594             4        33,017

Selling                            16,000            --         3,100            --        19,100
General and administrative          6,038          (217)          (28)        1,870         7,663
Research and development            1,520            --            --            --         1,520
Other special charges               1,751            --            --            --         1,751
                                  -------        ------       -------      --------       -------
   Total operating expenses        25,309          (217)        3,072         1,870        30,034

Income from operations              2,110           217         2,522        (1,866)        2,983

Other expense:
     Interest expense               5,334            --           138            --         5,472
    Equity in profit of
      subsidiary                   (1,378)       (1,247)           --         2,625            --
     Other expense                   (187)           14           473            --           300
                                  -------        ------       -------      --------       -------

Income before income taxes         (1,659)        1,450         1,911        (4,491)       (2,789)

Income taxes                       (1,152)           72           665          (653)       (1,069)
                                  -------        ------       -------      --------       -------

Net income                          ($507)       $1,378        $1,247       ($3,838)      ($1,720)
                                  =======        ======        ======       =======        ======

                               RAYOVAC CORPORATION
                Condensed Consolidating Statements of Operations
                  For the six-month period ended March 29, 1997
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                             Guarantor    Nonguarantor                Consolidated
                                 Parent      Subsidiary   Subsidiaries  Eliminations     Total
                                 ------      ----------   ------------  ------------     -----
      Net sales                  $181,649           $--       $41,056      ($12,561)     $210,144
      Cost of goods sold          110,561            --        28,151       (12,570)      126,142
                                 --------        ------        ------       -------       -------
         Gross profit              71,088            --        12,905             9        84,002

      Selling                      39,124            --         6,738            --        45,862
      General and administrative   12,041          (407)        1,758         1,875        15,267
      Research and development      3,430            --            --            --         3,430
      Other special charges         3,251            --         1,463            --         4,714
                                 --------        ------        ------       -------       -------
         Total operating expenses  57,846          (407)        9,959         1,875        69,273

      Income from operations       13,242           407         2,946        (1,866)       14,729

      Other expense:
           Interest expense        13,139            --           307            --        13,446
          Equity in profit of
            subsidiary             (1,528)       (1,262)           --         2,790            --
           Other expense             (527)           (3)          844            --           314
                                 --------        ------        ------       -------       -------

      Income before income taxes    2,158         1,672         1,795        (4,656)          969
      Income taxes                    285           144           534          (653)          309
                                 --------        ------        ------       -------       -------

      Net income                   $1,873        $1,528        $1,262       ($4,003)         $660
                                 ========        ======        ======       =======       =======

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Cash Flows
                  For the six-month period ended March 29, 1997
                                   (Unaudited)
                                 (In thousands)

                                                                        Guarantor    Nonguarantor                Consolidated
                                                            Parent      Subsidiary   Subsidiaries  Eliminations     Total
                                                            ------      ----------   ------------  ------------     -----
Net cash provided by operating activities                   $32,960        ($8)         $2,787         ($511)      $35,228

Cash flows from investing activities:
     Purchases of property, plant and equipment              (2,814)         --           (322)          511        (2,625)
     Other                                                     (215)         --                                       (215)
                                                            -------        ---          ------         -----       -------
          Net cash used in investing activities              (3,029)         --           (322)          511        (2,840)

Cash flows from financing activities:
     Reduction of debt                                     (134,098)         --         (5,906)           --      (140,004)
     Proceeds from debt financing                           108,900          --          3,343            --       112,243
     Other                                                      486          --           (221)           --           265
                                                            -------        ---          ------         -----       -------

          Net cash used in financing activities             (24,712)         --         (2,784)           --       (27,496)
                                                            -------        ---          ------         -----       -------

Effect of exchange rate changes on cash and cash
  equivalents                                                    --        --                3            --            3
                                                            -------        ---          ------         -----       -------

               Net increase in cash and cash
                 equivalents                                  5,219         (8)           (316)           --        4,895

Cash and cash equivalents, beginning of period                2,983         57           1,215            --        4,255
                                                            -------        ---          ------         -----       -------

Cash and cash equivalents, end of period                    $ 8,202        $49            $899            --       $9,150
                                                            =======        ===          ======         =====       =======

Item 2. Management's Discussion and Analysis of Financial Condition and
------- -----------------------------------------------------------------------
        Results of Operation
        --------------------


Fiscal Quarter and Six Months Ended March 29, 1997 Compared to
Fiscal Quarter and Six Months Ended March 30, 1996

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

         Net Sales. The net sales of Rayovac Corporation (the "Company") were $80.1 million in the fiscal quarter ended March 29, 1997, (the "1997 Fiscal Quarter"), an increase of $3.2 million, or 4.2%, from approximately $76.9 million in the fiscal quarter ended March 30, 1996 (the "1996 Fiscal Quarter"), primarily due to increased sales of general battery products and battery powered lighting devices.

For the six months ended March 29, 1997, net sales were approximately $210.1 million, an increase of $3.2 million, or 1.5%, from approximately $206.9 million for the six months ended March 30, 1996. Decreases in sales of general battery products were offset by increased sales of battery powered lighting devices and specialty battery products.

         Gross Profit. Gross profit increased $2.0 million, or 6.5%, to approximately $33.0 million in the 1997 Fiscal Quarter, from approximately $31.0 million in the 1996 Fiscal Quarter, primarily as a result of the increased sales of battery powered lighting devices and general battery products mentioned above and a favorable effect on margins from sales of higher margin general battery products. Gross profit increased as a percentage of net sales to 41.2% in the 1997 Fiscal Quarter from 40.3% in the 1996 Fiscal Quarter.

For the six months ended March 29, 1997, gross profit increased approximately $0.5 million, or 0.6%, to approximately $84.0 million from approximately $83.5 million for the six months ended March 30, 1996. Gross profit decreased as a percentage of net sales to 40.0% in the six months ended 1997 from 40.4% in the six months ended 1996, primarily due to decreased sales of general battery products which were offset by increased sales of lower margin battery powered lighting devices.

         Selling Expense. Selling expense decreased $0.3 million, or 1.5%, to approximately $19.1 million in the 1997 Fiscal Quarter from approximately $19.4 million in the 1996 Fiscal Quarter due primarily to decreased advertising expense. Selling expense decreased as a percent of net sales to 23.8% in the 1997 Fiscal Quarter from 25.2% in the 1996 Fiscal Quarter.

For the six months ended March 29, 1997, selling expense decreased $4.3 million, or 8.5%, to approximately $45.9 million from approximately $50.2 million for the six months ended March 30, 1996, due primarily to decreased advertising expense. Selling expense decreased as a percentage of net sales to 21.8% in the six months ended 1997 from 24.3% in the six months ended 1996.

         General and Administrative Expense. General and administrative expense decreased $0.4 million, or 4.9%, to approximately $7.7 million in the 1997 Fiscal Quarter from approximately $8.1 million in the 1996 Fiscal Quarter, partially due to the reduction in work force in the previous fiscal quarter.

For the six months ended March 28, 1997, general and administrative expense decreased $1.5 million, or 8.9%, to approximately $15.3 million from approximately $16.8 million for the six months ended March 30, 1996. This decrease occurred primarily as a result of the settlement of a law suit for which the Company had accrued approximately $0.8 million in the six months ended 1996.

         Research and Development Expense. Research and development expense increased $0.2 million, or 15.4%, to approximately $1.5 million in the 1997 Fiscal Quarter from approximately $1.3 million in the 1996 Fiscal Quarter. For the six months ended March 29, 1997, research and development expense increased $0.8 million, or 30.8%, to approximately $3.4 million from approximately $2.6 million for the six months ended March 30, 1996. This increase was primarily a result of the assignment of increased development resources to the development of an on-the-label battery tester which management has now decided to discontinue.

         Other Special Charges. In the 1997 Fiscal Quarter the Company recorded charges of approximately $1.8 million in connection with the discontinuation of certain manufacturing and distribution operations at its North Carolina facility. For the six months ended March 29, 1997 the Company recorded charges of approximately $4.7 million for organizational restructuring in the United States and the discontinuation of certain manufacturing operations in the United Kingdom in addition to the charges for North Carolina.

         Income From Operations. Income from operations in the 1997 Fiscal Quarter increased $0.8 million, or 36.4%, to approximately $3.0 million from approximately $2.2 million due to increased gross profit partially offset by special charges discussed above.

For the six months ended March 29, 1997, income from operations increased $0.8 million, or 5.8%, to approximately $14.7 million from approximately $13.9 million for the six months ended March 30, 1996. The Company's increased gross profit and lower operating expenses were partially offset by the special charges discussed above.

         Interest Expense. Interest expense in the 1997 Fiscal Quarter increased $3.6 million to approximately $5.5 million from approximately $1.9 million in the 1996 Fiscal Quarter as a result of increased indebtedness incurred in connection with the recent recapitalization of the Company.

For the six months ended March 29, 1997, interest expense increased $9.3 million to approximately $13.4 million from approximately $4.1 million for the six months ended March 30, 1996, due primarily to increased indebtedness associated with the recapitalization and a write-off of $2.0 million of unamortized debt issuance costs related to the senior subordinated increasing rate notes of the Company issued in September 1996 (the "Bridge Notes").

         Income Before Income Taxes. The Company recorded a loss of approximately $2.8 million for the 1997 Fiscal Quarter compared to a gain of approximately $0.1 million for the 1996 Fiscal Quarter as a result of increased gross margin, and lower operating costs which were offset by higher interest expense and the other special charges discussed above.

For the six months ended March 29, 1997, income before income taxes decreased $8.4 million to approximately $1.0 million from approximately $9.4 million for the six months ended March 30, 1996. Higher interest expense and special charges were partially offset by increased income from operations.

         Net Income. For the 1997 Fiscal Quarter the Company recorded a net loss of approximately $1.7 million, or 8 cents per share, compared to net income of approximately $0.3 million, or 1 cent per share, for the 1996 Fiscal Quarter.

For the six months ended March 29, 1997, net income decreased $5.7 million to approximately $0.7 million, or 3 cents per share, from approximately $6.4 million, or 13 cents per share, for the six months ended March 30, 1996, primarily as a result of increased interest expense and special charges discussed above. The Company's effective tax rate for the six months ended March 29, 1997 was 31.9% or approximately equal to the effective rate for the six months ended March 30, 1996.

Liquidity and Capital Resources

         For the six months ended March 29, 1997, net cash provided by operating activities increased $10.8 million to approximately $35.2 million from approximately $24.4 million for the six months ended March 30, 1996, primarily as a result of reductions in inventory.

         Capital expenditures during the six months ended March 29, 1997, were approximately $2.6 million, reflecting maintenance level spending, which allowed the Company to use the majority of cash provided by operating activities to reduce borrowings under its revolving credit facility.

         On October 22, 1996 the Company issued $100.0 million aggregate principal amount of its 10-1/4% Senior Subordinated Notes due 2006 (the "Notes"), the proceeds of which were used to repay the Bridge Notes. On March 11, 1997, the Company consummated an offer to exchange its registered 10-1/4% Series B Senior Subordinated Notes due 2006 for the Notes.

         The Company currently expects that capital expenditures for the remainder of fiscal 1997 will be consistent with historical levels. The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no assurance can be given in this regard. The Company's current credit facilities include a revolving credit facility of $65.0 million of which no amounts were borrowed at March 30, 1997, and approximately $0.6 million was utilized for outstanding letters of credit.

         The Company entered into an interest rate swap agreement with a notional amount of $62.5 million, effective October 9, 1996. This agreement terminates on October 12, 1999, and fixes the rate on such notional amount at 6.16%. The floating rate for the initial period was approximately 5.5%. During the 1997 Fiscal Quarter the Company incurred approximately $0.1 million of interest expense in connection with this agreement.

         On March 17, 1997, the Company sold 97,951 shares of Common Stock from treasury at $4.39 per share to certain officers of the Company. The purchase price of approximately $0.4 million was satisfied equally in cash and notes receivable. The notes which are payable in 5 years, bear an interest rate of 8%. Since the proceeds were used to purchase common stock of the Company, the notes have been recorded as a reduction in shareholders' equity. The Company also sold 13,000 shares of common stock from treasury at $4.39 per share to other members of management for cash.

Impact of Recently Issued Accounting Standards

         In October 1996 the American Institute of Certified Public Accountants issued Statement of Position 96-1, "Environmental Remediation Liabilities" (the "Statement"), effective for fiscal years beginning after December 15, 1996. The

Statement provides additional guidance on the measurement and accounting for the costs associated with environmental remediation. Adoption of the accounting standard is not expected to have a material effect on the Company's financial position.

         In February 1997 the Financial Accounting Standards Board issued Financial Accounting Standard No. 128, Earnings Per Share ("FAS 128"). FAS 128 will be effective for periods ending after December 15, 1997, and specifies the computation, presentation , and disclosure requirements for earnings per share. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computations of the Company assuming the current capital structure.


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

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the 1997 Fiscal Quarter.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 12, 1997

RAYOVAC CORPORATION



By   /s/ Kent J. Hussey
     -----------------------------
     Kent J. Hussey
     Chief Financial Officer


By   /s/ James A. Broderick
     -----------------------------
     James A. Broderick
     Vice President