Form 10-Q/A
period 1996-12-28
RAYOVAC CORP
filed 1997-06-04
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 28, 1996
                                    -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

     Commission File Number   333-17895
                              ----------

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

                                  Yes ( ) No ( X )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of June 3, 1997, the most recent practicable date, was 20,581,431.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               RAYOVAC CORPORATION
                      Condensed Consolidated Balance Sheets
                 As of December 28, 1996 and September 30, 1996
                    (In thousands, except per share amounts)

               -ASSETS-
                                        December 28, 1996   September 30, 1996
                                           (Unaudited)          (Audited)
Current assets:
  Cash and cash equivalents                    $4,875            $4,255
  Receivables                                  80,050            66,476
  Inventories                                  50,488            70,121
  Prepaid expenses and other                   12,166            14,822
                                             ---------         ---------

       Total current assets                   147,579           155,674

Property, plant and equipment, net             68,039            69,397
Deferred charges and other                     18,952            20,177
                                             ---------         ---------
           Total assets                      $234,570          $245,248
                                             =========         =========

 -LIABILITIES AND SHAREHOLDERS' DEFICIT-

Current liabilities:
  Current maturities of long-term debt        $11,019            $8,818
  Accounts payable                             41,117            46,921
  Accrued liabilities:
     Wages and benefits and other              34,593            21,798
     Recapitalization and other
       special charges                         11,895            14,942
                                             ---------         ---------

         Total current liabilities             98,624            92,479


Long-term debt, net of
  current maturities                          203,881           224,845
Employee benefit obligations,
  net of current portion                       12,875            12,138
Other                                           1,474             1,506

Shareholders' deficit:
  Common stock, $.01 par value,
   authorized 90,000 shares;
   issued 50,000 shares; outstanding
   20,470 shares                                  500               500
Additional paid-in capital                     15,970            15,970
Foreign currency translation adjustment         2,745             1,689
Note receivable officer/shareholder             (500)             (500)
Retained earnings                              27,523            25,143
                                             ---------         ---------

                                               46,238            42,802

Less treasury stock, at cost,
  29,530 shares                              (128,522)         (128,522)
                                             ---------         ---------

         Total shareholders' deficit          (82,284)          (85,720)
                                             ---------         ---------

         Total liabilities and
           shareholders' deficit              $234,570         $245,248
                                              =========        =========


     See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
   For the three-month periods ended December 28, 1996 and December 30, 1995
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                  1996                1995
                                                  ----                ----
 Net sales                                      $130,004            $129,952
 Cost of goods sold                               79,019              77,488
                                                ---------           ---------
    Gross profit                                  50,985              52,464

 Selling                                          26,762              30,804
 General and administrative                        7,604               8,680
 Research and development                          1,910               1,329
 Other special charges                             2,963                  --
                                                ----------          ---------
    Total operating expenses                      39,239              40,813

 Income from operations                           11,746              11,651

 Other expense:
      Interest expense                             7,974               2,166
      Other expense                                   14                 228
                                                ---------           ---------
                                                   7,988               2,394

 Income before income taxes                        3,758               9,257
 Income taxes                                      1,378               3,198
                                                ---------           ---------
 Net income                                       $2,380              $6,059
                                                =========           =========
 Net income per share                              $0.12               $0.12
                                                =========           =========
 Average shares outstanding                       20,470              49,571
                                                =========           =========

     See accompanying notes which are an integral part of these statements.

                              RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
   For the three-month periods ended December 28, 1996 and December 30, 1995
                                   (Unaudited)
                                 (In thousands)

                                                            1996        1995
                                                            ----        ----

Cash flows from operating activities:
  Net income                                                $2,380      $6,059
  Non-cash adjustments to net income:
    Amortization                                             2,373          17
    Depreciation                                             3,060       3,225
  Net changes in other assets and liabilities               12,717       4,899
                                                          ---------     -------

     Net cash provided by operating activities              20,530      14,200

Cash flows from investing activities:
  Purchases of property, plant and equipment                (1,142)     (1,730)
                                                          ---------     -------
     Net cash used in investing activities                  (1,142)     (1,730)

Cash flows from financing activities:
  Reduction of debt                                       (129,412)    (38,177)
  Proceeds from debt financing                             110,768      30,081
  Distribution from Rayovac International Corporation,
    a domestic international sales company                      --      (3,587)
  Other                                                       (119)       (533)
                                                          ---------     -------


      Net cash used in financing activities                (18,763)    (12,216)
                                                          ---------     -------

Effect of exchange rate changes on cash
  and cash equivalents                                          (5)        (10)
                                                          ---------     -------

      Net increase in cash and cash equivalents                620         244

Cash and cash equivalents, beginning of period               4,255       2,431
                                                          ---------     -------
Cash and cash equivalents, end of period                    $4,875      $2,675
                                                          =========     =======




     See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1    SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 28, 1996, results of operations and cash flows for the three month periods ended December 28, 1996 and December 30, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

     The condensed consolidated balance sheet at September 30, 1996, has been derived from the annual audited financial statements. It is suggested that these condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1996.


2    INVENTORIES

     Inventories consist of the following (in thousands):

                             Dec. 28, 1996             Sept. 30, 1996
                             -------------             --------------

     Raw material                 $16,055                   $21,325
     Work-in-process               14,668                    19,622
     Finished goods                19,765                    29,174
                                 --------                  --------
                                  $50,488                   $70,121
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

4    GUARANTOR SUBSIDIARY

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             As of December 28, 1996
                                   (Unaudited)
                                 (In thousands)


                                    -ASSETS-
                                                                       Guarantor      Nonguarantor                    Consolidated
                                                           Parent      Subsidiary     Subsidiaries   Eliminations       Total
                                                         ---------     ----------     ------------   ------------    ------------
Current assets:
  Cash and cash equivalents                                $2,940           $57          $1,878              --          $4,875
  Receivables                                              69,246            88          20,696          (9,980)         80,050
  Inventories                                              36,766            --          14,423            (701)         50,488
  Prepaid expenses and other                               10,515           180           1,471              --          12,166
                                                         ---------     ---------        --------       ---------       ---------

       Total current assets                               119,467           325          38,468         (10,681)        147,579

Property, plant and equipment, net                         60,604            --           7,435              --          68,039
Deferred charges and other                                 16,925            --           2,027              --          18,952
Investment in subsidiaries                                 13,262        13,169              --         (26,431)             --
                                                         ---------     ---------        --------       ---------       ---------
                 Total assets                            $210,258       $13,494         $47,930        ($37,112)       $234,570
                                                         =========     =========        ========       =========       =========


                     -LIABILITIES AND SHAREHOLDERS' DEFICIT-

Current liabilities:
  Current maturities of long-term debt                     $4,500            --          $6,519              --         $11,019
  Accounts payable                                         34,751            --          16,034          (9,668)         41,117
  Accrued liabilities:                                                       --              --              --
    Wages and benefits and other                           27,434            26           7,133              --          34,593
    Recapitalization and other special charges              7,601            --           4,294              --          11,895
                                                         ---------     ---------        --------       ---------       ---------

      Total current liabilities                            74,286            26          33,980          (9,668)         98,624

Long-term debt, net of current maturities                 203,100            --             781              --         203,881
Employee benefit obligations, net of current portion       12,875            --              --              --          12,875
Other                                                       1,268           206              --              --           1,474

Shareholders' deficit:
  Common stock                                                500            --          12,072         (12,072)            500
  Additional paid-in capital                               15,970         3,525             750          (4,275)         15,970
  Foreign currency translation adjustment                   2,745         2,745           2,745          (5,490)          2,745
  Note receivable officer/shareholder                        (500)           --              --              --            (500)
  Retained earnings                                        28,536         6,992          (2,398)         (5,607)         27,523
                                                         ---------     ---------        --------       ---------       ---------


  Less treasury stock                                    (128,522)           --              --              --        (128,522)
                                                         ---------     ---------        --------       ---------       ---------

         Total shareholders' deficit                      (81,271)       13,262          13,169         (27,444)        (82,284)
                                                         ---------     ---------        --------       ---------       ---------

         Total liabilities and shareholders' deficit     $210,258       $13,494         $47,930        ($37,112)       $234,570
                                                         =========     =========        ========       =========       =========

                               RAYOVAC CORPORATION
                Condensed Consolidating Statements of Operations
               For the three-month period ended December 28, 1996
                                   (Unaudited)
                                 (In thousands)

                                                  Guarantor      Nonguarantor                    Consolidated
                                      Parent      Subsidiary     Subsidiaries   Eliminations       Total
                                    ---------     ----------     ------------   ------------    ------------

Net sales                           $114,104           $--          $23,677       ($7,777)         $130,004
Cost of goods sold                    70,435            --           16,366        (7,782)           79,019
                                    ---------       ------          -------       --------         --------
   Gross profit                       43,669            --            7,311             5           50,985

Selling                               23,124            --            3,638            --           26,762
General and administrative             6,003          (190)           1,786             5            7,604
Research and development               1,910            --               --            --            1,910
Other special charges                  1,500            --            1,463            --            2,963
                                    ---------       ------          -------       --------         --------
   Total operating expenses           32,537          (190)           6,887             5           39,239

Income from operations                11,132           190              424            --           11,746

Other expense:
  Interest expense                     7,805            --              169            --            7,974
  Equity in profit of subsidiary        (150)          (15)              --           165               --
    Other expense                       (340)          (17)             371            --               14
                                    ---------       ------          -------       --------         --------


Income before income taxes             3,817           222             (116)         (165)           3,758

Income taxes                           1,437            72             (131)           --            1,378
                                    ---------       ------          -------       --------         --------

Net income                            $2,380          $150              $15         ($165)           $2,380
                                    =========       ======          =======       ========         ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Cash Flows
               For the three-month period ended December 28, 1996
                                   (Unaudited)
                                 (In thousands)



                                                                 Guarantor      Nonguarantor                    Consolidated
                                                     Parent      Subsidiary     Subsidiaries   Eliminations       Total
                                                   ---------     ----------     ------------   ------------    ------------
Net cash provided by operating activities          $21,234           $--           ($704)         $--            $20,530


Cash flows from investing activities:
  Purchases of property, plant and equipment          (929)           --            (213)          --             (1,142)
                                                   ----------       -----         -------        ----        -------------

      Net cash used in investing activities           (929)           --            (213)          --             (1,142)


Cash flows from financing activities:
  Reduction of debt                                 (128,189)         --          (1,223)          --           (129,412)
  Proceeds from debt financing                       107,841          --           2,927           --            110,768
  Other                                                   --          --            (119)          --               (119)
                                                   ----------       -----        --------        -----       -------------

       Net cash used in financing activities         (20,348)         --           1,585           --            (18,763)
                                                   ----------       -----        --------        -----       -------------

Effect of exchange rate changes on cash
  and cash equivalents                                    --          --              (5)          --                 (5)
                                                   ----------       -----        ---------       -----       -------------

        Net increase in cash and cash equivalents        (43)         --             663           --                620

Cash and cash equivalents, beginning of period         2,983           57          1,215                           4,255
                                                   ----------       -----        --------        -----       -------------

Cash and cash equivalents, end of period              $2,940          $57         $1,878          $--             $4,875
                                                   ==========       =====        ========        =====       =============

                                   Signatures



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:  June 3, 1997



RAYOVAC CORPORATION



By /s/ Kent J. Hussey
   -----------------------------
   Kent J. Hussey
   Chief Financial Officer


By /s/ James A. Broderick
   -----------------------------
   James A. Broderick
   Vice President