Form 10-Q
period 1997-06-29
RAYOVAC CORP
filed 1997-08-13
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 29, 1997
                                    -------------

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

                                Yes ( X ) No ( )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 12, 1997, the most recent practicable date, was 20,581,431.

Item 1.   Financial Statements
          --------------------

                              RAYOVAC CORPORATION
                     Condensed Consolidated Balance Sheets
                   As of June 29, 1997 and September 30, 1996
                    (In thousands, except per share amounts)


                                    -ASSETS-
                                                            June 28, 1997       September 30, 1996
                                                              (Unaudited)            (Audited)
Current assets:
     Cash and cash equivalents                                   $4,756                   $4,255
     Receivables                                                 66,293                   66,476
     Inventories                                                 52,116                   70,121
     Prepaid expenses and other                                  12,975                   14,822
                                                               --------                 --------
          Total current assets                                  136,140                  155,674

Property, plant and equipment, net                               64,407                   69,397
Deferred charges and other                                       17,493                   20,177
                                                               --------                 --------
               Total assets                                    $218,040                 $245,248
                                                               ========                 ========

                    -LIABILITIES AND SHAREHOLDER'S DEFICIT-

Current liabilities:
     Current maturities of long-term debt                        $8,806                   $8,818
     Accounts payable                                            37,839                   46,921
     Accrued liabilities:
          Wages, benefits and other                              33,294                   21,798
          Recapitalization and other special charges              5,744                   14,942
                                                               --------                 --------
               Total current liabilities                         85,683                   92,479

Long-term debt, net of current maturities                       197,809                  224,845
Employee benefit obligations, net of current portion             14,268                   12,138
Other                                                             1,497                    1,506

Shareholders' deficit
     Common stock, $.01 par value, authorized 90,000
     shares; issued 50,000 shares; outstanding 20,581
     shares and 20,470 shares, respectively                         500                      500
Additional paid-in capital                                       15,974                   15,970
Foreign currency translation adjustment                           2,608                    1,689
Note receivable officer/shareholder                                (715)                    (500)
Retained earnings                                                28,455                   25,143
                                                               --------                 --------
                                                                 46,822                   42,802
Less treasury stock, at cost, 29,419 shares and 29,530
  shares, respectively                                         (128,039)                (128,522)
                                                               --------                 --------
               Total shareholders' deficit                      (81,217)                 (85,720)
                                                               --------                 --------
               Total liabilities and shareholders' deficit     $218,040                 $245,248
                                                               ========                 ========


See accompanying notes which are an integral part of these financial statements.

                              RAYOVAC CORPORATION
                Condensed Consolidated Statements of Operations
For the three month and nine month periods ended June 29, 1997 and June 29, 1996
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                       THREE MONTHS         NINE MONTHS
                                    -----------------   ------------------
                                      1997      1996      1997      1996
                                    -------   -------   --------  --------
Net sales                           $89,007   $91,882   $299,151  $298,758
Cost of goods sold                   52,217    55,236    178,359   178,615
                                    -------   -------   --------  --------
     Gross profit                    36,790    36,646    120,792   120,143

Selling                              19,378    19,165     65,240    69,339
General and administrative            7,332     7,582     22,599    24,388
Research and development              1,351     1,432      4,781     4,081
Other special charges                   226         -      4,940         -
                                     ------    ------    -------   -------
    Total operating expenses         28,287    28,179     97,560    97,808

Income from operations                8,503     8,467     23,232    22,335

Other expense:
     Interest expense                 5,438     1,911     18,884     6,023
     Other expense (income)            (107)      115        207       514
                                     ------    ------    -------   -------
                                      5,331     2,026     19,091     6,537

Income before income taxes            3,172     6,441      4,141    15,798

Income tax expense                      520     2,080        829     5,068
                                     ------    ------    -------   -------
Net income                           $2,652    $4,361     $3,312   $10,730
                                     ======    ======    =======   =======
Net income per share                  $0.13     $0.09      $0.16    $0.22
                                     ======    ======    =======   =======
Weighted average shares of
  common stock outstanding           20,581    49,500     20,513   49,524
                                     ======    ======    =======   =======



See accompanying notes which are an integral part of these financial statements.

                              RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
        For the nine month periods ended June 29, 1997 and June 29, 1996
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                          NINE MONTHS
                                                    ---------------------
                                                     1997          1996
                                                    -------     --------

Cash flows from operating activities:
   Net income                                       $3,312        $10,730
   Non-cash adjustments to net income:
     Amortization                                    3,171             40
     Depreciation                                    8,678          8,744
   Net changes in other assets and liabilities      17,465          8,658
                                                  --------       --------
          Net cash provided by operating
            activities                              32,626         28,172

Cash flows from investing activities:
   Purchases of property, plant and equipment       (5,074)        (7,151)
   Other                                              (165)           298
                                                  --------       --------
          Net cash used in investing activities     (5,239)        (6,853)

Cash flows from financing activities:
   Reduction of debt                              (140,624)       (87,778)
   Proceeds from debt financing                    113,573         70,350
   Distribution from Rayovac International
     Corporation, a domestic international
     sales company                                      --         (3,587)
   Other                                               161           (533)
                                                  --------       --------
          Net cash used in financing activities    (26,890)       (21,548)
                                                  --------       --------
Effect of exchange rate changes on cash and
  cash equivalents                                       4            (12)
                                                  --------       --------
          Net increase (decrease) in cash and
            cash equivalents                           501           (241)

Cash and cash equivalents, beginning of period       4,255          2,431
                                                  --------       --------
Cash and cash equivalents, end of period            $4,756         $2,190
                                                  ========       ========





See accompanying notes which are an integral part of these financial statements.

                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1    SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 29, 1997, results of operations for the three month and nine month periods ended June 29, 1997, and June 29, 1996, and cash flows for the nine month periods ended June 29, 1997, and June 29, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

     The condensed consolidated balance sheet at September 30, 1996, has been derived from the annual audited financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1996, and interim financial statements filed.

     Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

     The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable.

     The Company enters into forward foreign exchange contracts relating to the anticipated settlement in local currencies of intercompany purchases and sales. The contracts are marked to market, and the related adjustment is recognized in other (income) expense. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

     The Company is exposed to risk from fluctuating prices for commodities used in the manufacturing process. The Company hedges some of this risk through the use of commodity calls and puts. The Company is buying calls, which allow the Company to purchase a specified quantity of zinc through a specified date for a fixed price, and writing puts, which allow the buyer to sell to the Company a specified quantity of zinc through a specified date at a fixed price. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodity. The cost of the calls, and the premiums received from the puts, are amortized over the life of the agreements and are recorded in cost of goods sold, along with the effect of the put and call agreements.

2    INVENTORIES

     Inventories consist of the following (in thousands):

                                June 29,1997              Sept. 30, 1996

         Raw material                $16,735                   $21,325
         Work-in-process              16,627                    19,622
         Finished goods               18,754                    29,174
                                    --------                  --------
                                     $52,116                   $70,121
                                     =======                   =======


3    COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements to purchase certain equipment and to pay annual royalties. In a December 1991 agreement, the Company committed to pay annual royalties of $1,500,000 for the first five years, beginning in 1993, plus $500,000 for each year thereafter, as long as the related equipment patents are enforceable (2012). In a March 1994 agreement, the Company committed to pay annual royalties of $500,000 for five years beginning in 1995. Additionally, the Company has committed to purchase tooling of $2,539,000 related to this equipment, $345,000 for other tooling at unspecified dates in the future, and $200,000 of manganese ore by March 1998.

     The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1.7 million, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity or cash flows of the Company.


4    OTHER SPECIAL CHARGES

     During the previous quarter, the Company recorded a pre-tax charge of $1,751,000 related to the closing of certain manufacturing and distribution operations. The charge includes severance, out-placement services, other employee benefits and the reduction in carrying value of certain equipment. Additional expenses of $226,000 related to these closings were recognized in the current quarter.


5    SUBSEQUENT EVENTS

     On August 1, 1997, the Company issued 340,819 shares of Common Stock, $0.01 par value for $6.01 per share, to certain members of management pursuant to the exercise of option granted under the 1997 Stock Option Plan. In addition, on the same date, the Company funded a rabbi trust under its Deferred Compensation Plan with an aggregate of 160,049 shares of the $0.01 par value Common Stock. The proceeds of the exercise of the options were used to redeem a like number of shares from existing shareholders at $6.01 per share.

6    GUARANTOR SUBSIDIARY

     The following condensed consolidating financial data illustrate the composition of the consolidated financial statements. Investments in subsidiaries are accounted for by the Company and the Guarantor Subsidiary using the equity method for purposes of the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. Separate financial statements of the Guarantor Subsidiary are not presented because management has determined that such financial statements would not be material to investors.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                              As of June 29, 1997
                                  (Unaudited)
                                 (In thousands)


                -ASSETS-

Current assets:
     Cash and cash equivalents                      $4,111           $49           $596        $     --         $4,756
     Receivables                                    56,874           501         16,324          (7,406)        66,293
     Inventories                                    40,704            --         12,360            (948)        52,116
     Prepaid expenses and other                     11,373           179          1,423              --         12,975
                                                  --------       -------        -------        --------       --------
          Total current assets                     113,062           729         30,703          (8,354)       136,140

Property, plant and equipment, net                  59,423            --          4,984              --         64,407
Deferred charges and other                          18,182            --            643          (1,332)        17,493
Investment in subsidiaries                          15,140        14,785             --         (29,925)            --
                                                  --------       -------        -------        --------       --------
               Total assets                       $205,807       $15,514        $36,330        $(39,611)      $218,040
                                                  ========       =======        =======        ========       ========

  -LIABILITIES AND SHAREHOLDERS' DEFICIT-

Current liabilities:
     Current maturities of long-term debt           $5,500       $    --         $3,306        $     --         $8,806
     Accounts payable                               32,139           163         12,877          (7,340)        37,839
     Accrued liabilities:
       Wages, benefits and other                    29,392             5          4,550            (653)        33,294
       Recapitalization and other special
        charges                                      5,491            --            253              --          5,744
                                                  --------       -------        -------        --------       --------
          Total current liabilities                 72,522           168         20,986          (7,993)        85,683

Long-term debt, net of current maturities          197,250            --            559              --        197,809
Employee benefit obligations, net of
 current portion                                    14,268            --             --              --         14,268
Other                                                1,291           206             --              --          1,497

Shareholders' deficit:
     Common stock                                      500            --         12,072         (12,072)           500
     Additional paid-in capital                     15,974         3,525            750          (4,275)        15,974
     Foreign currency translation adjustment         2,608         2,608          2,608          (5,216)         2,608
     Note receivable officer/shareholder              (715)           --             --              --           (715)
     Retained earnings                              30,148         9,007           (645)        (10,055)        28,455
                                                  --------       -------        -------        --------       --------
     Less treasury stock                          (128,039)           --             --             --        (128,039)
                                                  --------       -------        -------        --------       --------
                Total shareholders' deficit        (79,524)       15,140         14,785         (31,618)       (81,217)
                                                  --------       -------        -------        --------       --------
                Total liabilities and
                 shareholders' deficit            $205,807       $15,514        $36,330        $(39,611)      $218,040
                                                  ========       =======        =======        ========       ========

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
                 For the three-month period ended June 29, 1997
                                  (Unaudited)
                                 (In thousands)

                                                         Guarantor     Nonguarantor                   Consolidated
                                             Parent      Subsidiary    Subsidiaries    Eliminations      Total
                                             ------      ----------    ------------    ------------      -----
Net sales                                    $79,017         $ --       $17,190          $(7,200)       $89,007
Cost of goods sold                            47,745           --        11,676           (7,204)        52,217
                                             -------         ----       -------          -------        -------
     Gross profit                             31,272           --         5,514                4         36,790

Selling                                       16,178           --         3,200               --         19,378
General and administrative                     6,279         (188)        1,770             (529)         7,332
Research and development                       1,351           --            --               --          1,351
Other special charges                            226           --            --               --            226
                                             -------         ----       -------          -------        -------
     Total operating expenses                 24,034         (188)        4,970             (529)        28,287

Income from operations                         7,238          188           544              533          8,503

Other expense:
     Interest expense                          5,345           --            93               --          5,438
     Equity in profit of subsidiary             (638)        (507)           --            1,145             --
     Other expense                              (124)         (14)           31               --           (107)
                                             -------         ----       -------          -------        -------
                                               4,583         (521)          124            1,145          5,331

Income before income taxes                     2,655          709           420             (612)         3,172

Income taxes                                     536           71           (87)              --            520
                                             -------         ----       -------          -------        -------
Net income                                    $2,119         $638          $507            $(612)        $2,652
                                             =======         ====       =======          =======        =======

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
                  For the nine-month period ended June 29, 1997
                                  (Unaudited)
                                 (In thousands)


                                                         Guarantor     Nonguarantor                   Consolidated
                                             Parent      Subsidiary    Subsidiaries    Eliminations      Total
                                             ------      ----------    ------------    ------------      -----

Net sales                                    $260,666       $   --         $58,246        $(19,761)      $299,151
Cost of goods sold                            158,306           --          39,827         (19,774)       178,359
                                             --------       ------         -------        --------       --------
     Gross profit                             102,360           --          18,419              13        120,792



Selling                                        55,302           --           9,938              --         65,240
General and administrative                     18,320         (595)          3,528           1,346         22,599
Research and development                        4,781           --              --              --          4,781
Other special charges                           3,477           --           1,463              --          4,940
                                             --------       ------         -------        --------       --------
     Total operating expenses                  81,880         (595)         14,929           1,346         97,560

Income from operations                         20,480          595           3,490          (1,333)        23,232

Other expense:
     Interest expense                          18,484           --             400              --         18,884
     Equity in profit of subsidiary            (2,166)      (1,768)             --           3,934             --
     Other expense                               (651)         (17)            875              --            207
                                             --------       ------         -------        --------       --------
                                               15,667       (1,785)          1,275           3,934         19,091

Income before income taxes                      4,813        2,380           2,215          (5,267)         4,141

Income taxes                                      821          214             447            (653)           829
                                             --------       ------         -------        --------       --------
Net income                                     $3,992       $2,166          $1,768         $(4,614)        $3,312
                                             ========       ======         =======        ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                  For the nine-month period ended June 29, 1997
                                  (Unaudited)
                                 (In thousands)


                                                                   Guarantor     Nonguarantor                   Consolidated
                                                       Parent      Subsidiary    Subsidiaries    Eliminations      Total
                                                       ------      ----------    ------------    ------------      -----
Net cash provided by operating activities              $31,134        $(8)           $1,500         $ --           $32,626

Cash flows from investing activities:
     Purchases of property, plant and equipment         (4,585)        --              (489)          --            (5,074)
     Other                                                (165)        --                --           --              (165)
                                                      --------        ----           ------         -----         --------
               Net cash used in investing activities    (4,750)        --              (489)          --            (5,239)

Cash flows from financing activities:
     Reduction of debt                                (134,639)        --            (5,985)          --          (140,624)
     Proceeds from debt financing                      108,900         --             4,673           --           113,573
     Other                                                 483         --              (322)          --               161
                                                      --------        ----           ------         -----         --------
               Net cash used in financing activities   (25,256)        --            (1,634)          --           (26,890)
                                                      --------        ----           ------         -----         --------
Effect of exchange rate changes on cash and
 cash equivalents                                           --         --                 4           --                 4
                                                      --------        ----           ------         -----         --------
               Net increase (decrease) in cash and
                 cash equivalents                        1,128         (8)             (619)          --               501

Cash and cash equivalents, beginning of period           2,983         57             1,215           --             4,255
                                                      --------        ----           ------         -----         --------
Cash and cash equivalents, end of period                $4,111        $49              $596         $ --            $4,756
                                                      ========        ====           ======         =====         ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Fiscal Quarter and Nine Months Ended June 29, 1997 Compared to
Fiscal Quarter and Nine Months Ended June 29, 1996

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

     Net Sales. The net sales of Rayovac Corporation (the "Company") were $89.0 million in the fiscal quarter ended June 29, 1997, (the "1997 Fiscal Quarter"), a decrease of $2.9 million, or 3.2%, from approximately $91.9 million in the fiscal quarter ended June 29, 1996 (the "1996 Fiscal Quarter"), primarily due to decreased sales of general battery products.

For the nine months ended June 29, 1997, net sales were approximately $299.2 million, an increase of $0.4 million, or 0.1%, from approximately $298.8 million for the nine months ended June 29, 1996. Decreases in sales of general battery products were offset by increased sales of battery powered lighting devices and specialty battery products.

     Gross Profit. Gross profit increased $0.2 million, or 0.5%, to approximately $36.8 million in the 1997 Fiscal Quarter, from approximately $36.6 million in the 1996 Fiscal Quarter, primarily as a result of increased sales of hearing aid batteries and a favorable effect on margins from a May price increase on the alkaline segment of general battery products. Gross profit increased as a percentage of net sales to 41.3% in the 1997 Fiscal Quarter from 39.9% in the 1996 Fiscal Quarter.

For the nine months ended June 29, 1997, gross profit increased approximately $0.7 million, or 0.6%, to approximately $120.8 million from approximately $120.1 million for the nine months ended June 29, 1996. Gross profit increased as a percentage of net sales to 40.4% in the nine months ended 1997 from 40.2% in the nine months ended 1996, primarily due to improved margins on general battery products.

     Selling Expense. Selling expense increased $0.2 million, or 1.0%, to approximately $19.4 million in the 1997 Fiscal Quarter from approximately $19.2 million in the 1996 Fiscal Quarter. Selling expense increased as a percent of net sales to 21.8% in the 1997 Fiscal Quarter from 20.9% in the 1996 Fiscal Quarter.

For the nine months ended June 29, 1997, selling expense decreased $4.1 million, or 5.9%, to approximately $65.2 million from approximately $69.3 million for the nine months ended June 29, 1996, due primarily to decreased advertising expense partially offset by increased marketing expense. Selling expense decreased as a percentage of net sales to 21.8% in the nine months ended 1997 from 23.2% in the nine months ended 1996.

     General and Administrative Expense.General and administrative expense decreased $0.3 million, or 3.9%, to approximately $7.3 million in the 1997 Fiscal Quarter from approximately $7.6 million in the 1996 Fiscal Quarter, primarily due to a gain on the sale of excess manufacturing equipment in the 1997 Fiscal Quarter.

For the nine months ended June 29, 1997, general and administrative expense decreased $1.8 million, or 7.4%, to approximately $22.6 million from approximately $24.4 million for the nine months ended June 29, 1996. This decrease occurred primarily as a result of the settlement of a lawsuit for which the Company had accrued approximately $0.8 million in 1996 and as a result of the equipment sale mentioned above.

     Research and Development Expense. Research and development expense was approximately $1.4 million in the 1997 Fiscal Quarter approximately equal to the 1996 Fiscal Quarter. For the nine months ended June 29, 1997, research and development expense increased $0.7 million, or 17.1%, to approximately $4.8 million from approximately $4.1 million for the nine months ended June 29, 1996. This increase was primarily a result of the assignment of increased development resources to the development of an on-the-label battery tester which management has now decided to discontinue.

     Other Special Charges. In the 1997 Fiscal Quarter the Company recorded additional charges of approximately $0.2 million in connection with the discontinuation of certain manufacturing and distribution operations at its North Carolina facility. For the nine months ended June 29, 1997, the Company recorded charges of approximately $4.9 million for organizational restructuring in the United States, the discontinuation of certain manufacturing operations in the United Kingdom, and the discontinuation of operations in North Carolina.

     Income from Operations. Income from operations was approximately $8.5 million in the 1997 Fiscal Quarter, approximately equal to the 1996 Fiscal Quarter.

For the nine months ended June 29, 1997, income from operations increased $0.9 million, or 4.0%, to approximately $23.2 million from approximately $22.3 million for the nine months ended June 29, 1996. The Company's increased gross profit and lower operating expenses were partially offset by the special charges discussed under other special charges above.

     Interest Expense. Interest expense in the 1997 Fiscal Quarter increased $3.5 million to approximately $5.4 million from approximately $1.9 million in the 1996 Fiscal Quarter as a result of increased indebtedness incurred in connection with the recapitalization of the Company.

For the nine months ended June 29, 1997, interest expense increased $12.9 million to approximately $18.9 million from approximately $6.0 million for the nine months ended June 29, 1996, due primarily to increased indebtedness associated with the recapitalization and a write-off of $2.0 million of unamortized debt issuance costs related to the senior subordinated increasing rate notes of the Company issued in September 1996 (the "Bridge Notes").

     Income before Income Taxes. Income before income taxes decreased $3.2 million, or 50.0%, to approximately $3.2 million in the 1997 Fiscal Quarter from approximately $6.4 million in the 1996 Fiscal Quarter primarily as a result of the increased interest expense discussed above.

For the nine months ended June 29, 1997, income before income taxes decreased $11.7 million to approximately $4.1 million from approximately $15.8 million for the nine months ended June 29, 1996. Higher interest expense and special charges were partially offset by increased income from operations.

     Net Income. Net income for the 1997 Fiscal Quarter decreased $1.7 million, or 38.6%, to approximately $2.7 million from approximately $4.4 million in the 1996 Fiscal Quarter while net income per share increased 4 cents per share to 13 cents per share. The Company's effective tax rate for the 1997 Fiscal Quarter was 16.4% compared to 32.3% for the 1996 Fiscal Quarter due primarily to an adjustment to the tax provision related to the 1996 tax return.

For the nine months ended June 29, 1997, net income decreased $7.4 million to approximately $3.3 million, or 16 cents per share, from approximately $10.7 million, or 22 cents per share, for the nine months ended June 29, 1996, primarily as a result of increased interest expense and special charges discussed above. The Company's effective tax rate for the nine months ended June 29, 1997 was 20.0% compared to 32.1% for the nine months ended June 29, 1996 due primarily to the tax provision adjustment discussed above.

Liquidity and Capital Resources

     For the nine months ended June 29, 1997, net cash provided by operating activities increased $4.4 million to approximately $32.6 million from approximately $28.2 million for the nine months ended June 29, 1996, primarily as a result of reductions in working capital.

     Capital expenditures during the nine months ended June 29, 1997, were approximately $5.1 million, reflecting maintenance level spending, which allowed the Company to use the majority of cash provided by operating activities to reduce borrowings under its revolving credit facility.

     The Company currently expects that capital expenditures for the remainder of fiscal 1997 will be consistent with historical levels. The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no assurance can be given in this regard. The Company's current credit facilities include a revolving credit facility of $65.0 million of which no amounts were borrowed at June 29, 1997, and approximately $0.6 million was utilized for outstanding letters of credit.


Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     In June 1997, the FASB issued Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)Exhibits

  Exhibit                       Description
  -------                       -----------
  3.1*   Restated Articles of Incorporation of the Company
  3.2*   Restated By-Laws of the Company
  4.1*   Indenture, dated as of October 22, 1996, by and among the Company,
         ROV Holding, Inc. and Marine Midland Bank, as trustee, relating to the Company's 10-1/4% Senior Subordinated Notes due 2006.
  4.2*   Registration Rights Agreement, dated as of October 17,
         1996, by and among the Company, Donaldson, Lufkin &
         Jenrette Securities Corporation and BA Securities, Inc.
  4.3*   Specimen of the Notes (included as an exhibit to Exhibit 4.1)
  4.4* Credit Agreement, dated as of September 12, 1996 by and among the Company, the lenders party thereto, Bank of America National Trust and Savings Association ("BofA") and DLJ Capital Funding, Inc. (the "Credit Agreement").
  4.5*   Amendment No. 1 to the Credit Agreement dated as of October 23, 1996.
  4.6*   The Security Agreement dated as of September 12, 1996 by and among the Company, ROV Holding, Inc. and BofA.
  4.7* The Company Pledge Agreement dated as of September 12, 1996 by and between the Company and BofA.
  4.8    Shareholders Agreement dated as of September 12, 1996,
         by and among the Company and the shareholders of the
         Company referred to therein.
  4.9    Amendment to Rayovac Shareholders Agreement dated 1 August 1997 by and among the Company and the shareholders of the Company referred to therein.
  10.1*  Management Agreement, dated as of September 12, 1996, by and between the Company and Thomas H. Lee Company.
  10.2* Confidentiality, Non-Competition and No-Hire Agreement dated as of September 12, 1996 by and between the Company and Thomas F. Pyle.
  10.3*  Employment Agreement, dated as of September 12, 1996, by and between the Company and David A. Jones, including
         the Full Recourse Promissory Note, dated September 12,
         1996 by David A. Jones in favor of the Company.
  10.4*  Severance Agreement by and between Company and Trygve Lonnebotn.
  10.5*  Severance Agreement by and between Company and Kent J. Hussey.
  10.6*  Severance Agreement by and between Company and Roger F. Warren.
  10.7   Severance Agreement by and between Company and Stephen P. Shanesy.
  10.8   Severance Agreement by and between Company and Merrell M. Tomlin.
  10.9*  Technology, License and Service Agreement between Battery
         Technologies (International) Limited and the Company,
         dated June 1, 1991, as amended April 19, 1993 and
         December 31, 1995.
  10.10* Building Lease between the Company and SPG Partners, dated May 14, 1985, as amended June 24, 1986 and June
         10, 1987.
  10.11  Rayovac Corporation 1996 Stock Option Plan.
  10.12  Rayovac Corporation 1997 Stock Option Plan.
  27     Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Securities and Exchange Commission.

(b) The following reports on Form 8-K were filed during the fiscal quarter ended June 29, 1997:

     Form 8-K regarding change in registrant's certifying accountant filed with the Securities and Exchange Commission on June 11, 1997.

     Form 8-K/A regarding change in registrant's certifying accountant filed with the Securities and Exchange Commission on June 20, 1997.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 13, 1997

RAYOVAC CORPORATION



By  /s/   Kent J. Hussey
    __________________________
     Kent J. Hussey
     Chief Financial Officer


By /s/  James A. Broderick
   __________________________
     James A. Broderick
     Vice President