Form 10-K
period 1997-09-30
RAYOVAC CORP
filed 1997-12-23
CIK 1028985

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------
                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 1997.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to _________.

                         Commission File No. 333-17895



                              RAYOVAC CORPORATION
             (Exact name of registrant as specified in its charter)
                               ----------------

                         Wisconsin                      22-2423556
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification Number)
                   601 Rayovac Drive                    53711-2497
      (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code: (608) 275-3340


          Securities registered pursuant to Section 12(b) of the Act:



                                          Name of each exchange
        Title of each class                on which registered
-----------------------------------   ------------------------------
      Common Stock, Par Value $.01     New York Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     On December 16, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $139,733,719. As of December 16, 1997, there were outstanding 27,403,938 shares of the registrant's Common Stock, $0.01 par value.

                               ----------------

================================================================================

                               TABLE OF CONTENTS

                                                                         Page
                                                                         -----
                                     PART I
ITEM 1.  BUSINESS ......................................................    3
ITEM 2.  PROPERTIES  ...................................................   10
ITEM 3.  LEGAL PROCEEDINGS .............................................   10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS  ......   12
                                     PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS .........................................   13
ITEM 6.  SELECTED FINANCIAL DATA .......................................   15
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ...................................   17
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...   25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA   ..................   25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE  ...................................   26
                                    PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS   ...........................   26
ITEM 11.  EXECUTIVE COMPENSATION .......................................   28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT   ...........................................   32
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............   33
                                     PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K   ..............................................   34
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
            STATEMENT SCHEDULE .........................................   35
          SIGNATURES   .................................................   72

                                     PART I


ITEM 1. BUSINESS


General
     Rayovac Corporation ("Rayovac" or the "Company") is the leading value brand and the third largest domestic manufacturer of general batteries (including alkaline, heavy duty and rechargeable alkaline), and is the leading worldwide manufacturer of hearing aid batteries. The Company is also the leading domestic manufacturer of rechargeable household batteries, heavy duty batteries and certain other specialty batteries, including lantern batteries and lithium batteries for personal computer clocks and memory backup. Rayovac was established in 1906 and is a Wisconsin corporation.

     The Company has established its position as the leading value brand in the U.S. general alkaline battery market by focusing on the mass merchandiser channel. The Company achieved this position by (i) offering batteries with quality and performance substantially equivalent to batteries offered by its principal competitors at a lower price, (ii) emphasizing innovative in-store merchandising programs, and (iii) offering retailers attractive margins. The Company has established its position as the leader in various specialty battery niche markets through (i) continual technological advances, (ii) creative distribution and marketing, and (iii) strong relationships with industry professionals and manufacturers. The Company sells and distributes its products in several channels including mass merchandisers, food and convenience stores, drug and specialty retailers, hardware/home centers, department stores, hearing aid professionals, industrial and government/OEM. The Company markets all of its branded products under the Rayovac[RegTM] name and selected products under sub-brand names such as MAXIMUM[TM], Renewal[RegTM], Loud'n Clear[RegTM], ProLine[RegTM], Lifex[TM], Power Station[RegTM], Workhorse[RegTM], and Roughneck[RegTM].

     In September 1996, the Company and all of the shareholders of the Company completed a recapitalization of the Company (the "Recapitalization"), which resulted in, among other things, the Thomas H. Lee Equity Fund III, L.P. (the "Lee Fund") and certain other affiliates of Thomas H. Lee Company ("THL Co."; the Lee Fund and such other affiliates being referred to herein as the "Lee Group") acquiring control of the Company.

     Upon consummation of the Recapitalization, the Company changed its fiscal year end from June 30 to September 30. For clarity of presentation and comparison, references to fiscal 1995 and fiscal 1996 are to the Company's fiscal years ended June 30, 1995 and June 30, 1996, respectively, references to the "Transition Period ended September 30, 1996" and the "Transition Period" are to the period from July 1, 1996 to September 30, 1996 and references to fiscal 1997 are to the Company's fiscal year ended September 30, 1997.

     Upon completion of the Recapitalization, David A. Jones was hired as Chief Executive Officer of the Company to implement a new business strategy focused on (i) reinvigorating the Rayovac brand name by raising consumer brand awareness through, among other things, focused marketing and advertising, (ii) growing Rayovac's market share by expanding distribution into new channels, increasing sales to under-penetrated channels and customers, launching new products, and selectively pursuing acquisitions and alliances, (iii) reducing costs by rationalizing manufacturing and distribution, better utilizing existing plant capacity, outsourcing products where appropriate, reducing working capital, and downsizing corporate overhead, and (iv) improving employee productivity by reorganizing workflow to support the business units, implementing modern information systems, increasing training and education, and implementing a pay-for-performance culture.

     To implement its new strategy, the Company has, among other things, strengthened its senior management team, reorganized sales, marketing and administration by distribution channel, launched new sales and marketing programs, outsourced certain non-manufacturing operations, rationalized manufacturing and other costs and reorganized its information systems.


Growth Strategy
     Rayovac believes it has significant growth opportunities in its businesses and has developed corporate and market segment strategies aimed at increasing sales, profits and market share. Key elements of the Company's growth strategy are as follows:

     Reinvigorate the Rayovac Brand Name. The brand, originally introduced in 1921, has wide recognition in all markets where the Company competes, but has lower awareness than other more highly advertised brands. The

Company is committed to reinvigorating the Rayovac brand name after many years of underdevelopment. The Company has initiated an integrated advertising campaign designed to increase awareness of the Rayovac brand and to heighten customers' perceptions of the quality, performance and value of Rayovac products. The Company intends to continue building its brand name to increase sales of all its products. In 1997, the Company launched a reformulated alkaline battery, Rayovac MAXIMUM, supported by new graphics, new packaging, a new advertising campaign, and aggressive introductory retail promotions. This focused marketing approach is specifically designed to raise consumer awareness and increase retail sales.

     Leverage Value Brand Position. Rayovac believes it has a unique position in the general battery market as the value brand in an industry in which the leading three brands (Duracell, Energizer and Rayovac) account for approximately 90% of sales. The Company's strategy is to provide products of quality and performance equal to its major competitors in the general battery market at a lower price, appealing to a large segment of the population desiring a value brand. To demonstrate its value positioning, Rayovac offers comparable battery packages at a lower price or, in some cases, more batteries for the same price.

     Expand Retail Distribution. Historically the Company had focused its sales and marketing efforts on the mass merchandiser channel. As a result, the Company has achieved a 19% share of domestic alkaline battery unit sales through mass merchandisers. However, this narrow focus contributed to much lower market share in all other retail channels which represent a market of $1.7 billion or 70% of the general battery market. The Company has reorganized its marketing, sales, and sales representative organizations by channel in order to grow market share by (i) gaining new customers, (ii) penetrating existing customers with a larger assortment of products, (iii) introducing new products, and (iv) utilizing more aggressive and channel specific promotional programs.

     Further Capitalize on Worldwide Leadership in Hearing Aid Batteries. The Company seeks to increase its market share in the hearing aid battery segment by leveraging its leading technology and its dedicated and focused sales and marketing organizations. Rayovac plans to continue to utilize Arnold Palmer as its spokesperson in its print media campaign and has also recently introduced large multi-packs of hearing aid batteries which have rapidly gained consumer favor.

     Reposition the Renewal Rechargeable Alkaline Battery. The Company's Renewal rechargeable battery is the only rechargeable alkaline battery in the U.S. market. Since the Recapitalization, management has lowered the price of Renewal rechargers to encourage consumers to purchase the system and shifted Renewal's marketing message from its environmental benefits to its money-saving benefits.

     Introduce New Niche Products. The Company has developed leading positions in several important niche markets, including those for lantern batteries and lithium coin cells for personal computer memory back-up. The Company intends to continue selectively pursuing opportunities to exploit under-served niche markets, as well as further develop recent initiatives including the sales and marketing of photo and keyless entry batteries. In the lighting products segment, the Company plans to introduce a number of attractively designed new products and intends to bring new products to the market in the future on a regular cycle. New products have been proven to be a key element in gaining market share for lighting products.

     Develop New Markets. The Company intends to leverage its existing resources to expand its business into new markets for batteries and related products both domestically and internationally. The Company expects to pursue a strategy of selective acquisitions and regularly considers potential acquisition candidates. These acquisitions may focus on expansion into new geographic markets, technologies or product lines and, in addition, such acquisitions may be of a significant size and could involve domestic or international parties.


Products
     Rayovac develops, manufactures and markets a wide variety of batteries and battery-powered lighting devices. The Company's broad line of products includes
(i) general batteries (including alkaline, heavy duty and rechargeable alkaline batteries) and specialty batteries (including hearing aid, watch, photo, keyless entry, and personal computer clock and memory back-up batteries) and
(ii) lighting products and lantern batteries. General batteries (D, C, AA, AAA and 9-volt sizes) are used in devices such as radios, remote controls, personal radios and cassette players, pagers, portable compact disc players, electronic and video games and battery-powered toys, as well as a variety of battery-powered industrial applications. Of the Company's specialty batteries, button cells are used in smaller devices (such as hearing aids and watches), lithium coin cells are used in cameras, calculators, communication equipment, medical instrumentation and personal computer clocks and memory back-up systems, and lantern batteries are used almost exclusively in battery-powered lanterns. The Company's lighting products include flashlights, lanterns and similar portable products.

     The following table indicates the percentage of the Company's net sales attributable to the product types listed for the periods presented.



                                                               Percentage of Company Net Sales
                                                  ----------------------------------------------------------
                                                   Fiscal Year June 30,      Transition        Fiscal Year
                                                  -----------------------    Period Ended         Ended
                                                                            September 30,     September 30,
                                                   1995         1996            1996              1997
Product Type                                      ----------   ----------   ---------------   --------------
Battery Products:
Alkaline   ....................................      43.4%        43.6%           41.4%            45.0%
Heavy Duty ....................................      14.1         12.2            12.7             10.4
Rechargeable Batteries ........................       5.6          7.1             5.1              5.5
Hearing Aid   .................................      12.7         14.6            14.3             14.8
Other Specialty Batteries .....................      10.0          8.6            10.1              9.8
                                                    -----        -----           -----            -----
  Total .......................................      85.8         86.1            83.6             85.5
Lighting Products and Lantern Batteries  ......      14.2         13.9            16.4             14.5
                                                    -----        -----           -----            -----
  Total .......................................     100.0%       100.0%          100.0%           100.0%
                                                    =====        =====           =====            =====

Battery Products
     A description of the Company's major battery products including their typical uses is set forth below.


                        General Batteries              Hearing Aid          Other Specialty Batteries          Lantern
                                                        Batteries                                             Batteries
 Technology   Alkaline            Zinc              Zinc Air          Lithium            Silver             Zinc
 Types/       - Disposable        - Heavy Duty      --                --                 --                 Lantern (Zinc
 Common       - Rechargeable      (Zinc Chloride)                                                           Chloride and
 Name:                                                                                                      Zinc Carbon)
 Brand;       Rayovac; MAXIMUM,   Rayovac           Rayovac; Loud'n   Rayovac; Lifex     Rayovac            Rayovac
 Sub-brand    Renewal, Power                        Clear, ProLine
 Names(1):    Station
 Sizes:       D, C, AA, AAA, 9-volt(2) for both     5 sizes           5 primary sizes    10 primary sizes   Standard
              Alkaline and Zinc                                                                             lantern
 Typical      All standard household applications   Hearing           Personal com-      Watches and        Beam lanterns
 Uses:        including pagers, personal radios     aids              puter clocks and   calculators        Camping
              and cassette players, remote con-                       memory back-up                        lanterns
              trols and a wide variety of
              industrial applications

(1) The Company also produces and supplies private label brands in selected categories.

(2) The Company does not produce 9-volt rechargeable batteries.

     Alkaline Batteries. Rayovac produces a full line of alkaline batteries including D, C, AA, AAA and 9-volt size batteries for both consumers and industrial customers. The Company's alkaline batteries are marketed and sold primarily under the Rayovac MAXIMUM brand, although the Company also engages in limited private label manufacture of alkaline batteries. AA and AAA size batteries are often used with smaller electronic devices such as remote controls, photography equipment, personal radios and cassette players, pagers, portable compact disc players and electronic and video games. C and D size batteries are generally used in devices such as flashlights, lanterns, radios, cassette players and battery-powered toys. 9-volt size batteries are generally used in fire alarms, smoke detectors and communication devices.

     Heavy Duty Batteries. Heavy duty batteries include zinc chloride batteries designed for low and medium-drain devices such as lanterns, flashlights, radios and remote controls. The Company produces a full line of heavy duty batteries, although AA, C and D size heavy duty batteries together accounted for 90% of the Company's heavy duty battery unit sales in fiscal 1997.

     Generally, the size of the heavy duty battery market has been decreasing because of increased sales of alkaline batteries for uses traditionally served by non-alkaline batteries.

     Rechargeable Batteries. The Company's Renewal rechargeable battery is the only rechargeable alkaline battery in the U.S. market. Since the Recapitalization, management has lowered the price of Renewal rechargers to encourage consumers to purchase the system and shifted Renewal's marketing message from its environmental benefits to its money-saving benefits. Certain technology underlying the Company's Renewal line of rechargeable alkaline batteries could be made available to the Company's competitors under certain circumstances.

     Hearing Aid Batteries. The Company was the largest worldwide seller of hearing aid batteries in fiscal 1997. This strong market position is the result of hearing aid battery products with advanced technological capabilities, consistent product performance, a strong distribution system and an extensive marketing program. Hearing aid batteries are produced in several sizes and are designed for use with various types and sizes of hearing aids. The Company produces five sizes and two types of zinc air button cells for use in hearing aids, which are sold under the Loud'n Clear and ProLine brand names and under several private labels, including Beltone, Miracle Ear and Siemens. Zinc air is a highly reliable, high energy density, lightweight battery system with performance superior to that of traditional hearing aid batteries. The Company was the pioneer and currently is the leading manufacturer of the smallest (5A and 10A size) hearing aid batteries.

     Other Specialty Batteries. The Company's other specialty battery products include non-hearing aid button cells, lithium coin cells, photo batteries and keyless entry batteries. The Company produces button and coin cells for watches, cameras, calculators, communications equipment and medical instrumentation. The Company's Lifex lithium coin cells are high-quality lithium batteries with certain performance advantages over other lithium battery systems. These products are used in calculators and personal computer clocks and memory back-up systems. Lifex lithium coin cells have outstanding shelf life and excellent performance. The Company believes that the market for lithium personal computer memory back-up batteries has significant growth potential due to growth in the personal computer market.


     Battery Merchandising and Advertising

     Alkaline and Rechargeable Batteries. Since the Recapitalization, the Company has substantially revised its merchandising and advertising strategies for general batteries. Key elements of the Company's strategies include: building the awareness and image of the Rayovac brand name; focusing on the reformulated MAXIMUM alkaline product line; improving consumer perceptions of the quality and performance of the Company's products; upgrading and unifying product packaging; and solidifying the Company's position as the value brand by offering batteries of equal quality and performance at a lower price than those offered by its principal competitors. The Company's strategy is to provide products of quality and performance equal to its major competitors in the general battery market at a lower price, appealing to a large segment of the population desiring a value brand. To demonstrate its value positioning, Rayovac offers comparable battery packages at a lower price or, in some cases, more batteries for the same price. The Company also works with individual retail channel participants to develop unique merchandising programs and promotions and to provide retailers with attractive profit margins to encourage retailer brand support.

     In the three fiscal years prior to the Recapitalization, the Company spent substantially all of its advertising budget on its Renewal product line. The Company's current advertising campaign designed by Young & Rubicam, the Company's new advertising agency, has shifted advertising efforts to the Company's MAXIMUM alkaline products. In addition, the Company is launching its first major national advertising campaign. The campaign is designed to increase awareness of the Rayovac brand and to heighten customers' perceptions of the quality, performance and value of Rayovac products. The Company has engaged Michael Jordan as a spokesperson for its general battery products under a contract which extends through 2004.

     The Company substantially overhauled its marketing strategy for its Renewal rechargeable batteries in 1997 to focus on the economic advantages of Renewal rechargeable batteries and to position the rechargers at lower, more attractive price points. As part of its marketing strategy for its rechargeable batteries, the Company actively pursues OEM arrangements and other alliances with major electronic device manufacturers.

     Hearing Aid Batteries. To market and distribute its hearing aid battery products, the Company continues to use a highly successful national print advertising campaign featuring Arnold Palmer. The Company also pioneered the use of multipacks and intends to further expand multipack distribution in additional professional and retail channels. Additionally, the Company believes that it has developed strong relationships with hearing aid manufacturers and audiologists, the primary purveyors of hearing aids, and seeks to further penetrate the professional market. The Company has also established relationships with major Pacific Rim hearing aid battery distributors to take advantage of anticipated global market growth.

     Other Specialty Batteries. The Company's marketing strategies for its other specialty batteries focus on leveraging the Company's brand name and strong market position in hearing aid batteries to promote its specialty battery products. The Company has redesigned its product graphics and packaging of its other specialty battery products to achieve a uniform brand appearance with the Company's other products and generate greater brand awareness and loyalty. In addition, the Company plans to continue to develop relationships with manufacturers of communications equipment and other products in an effort to expand its share of the non-hearing aid button cell market. The Company believes there to be significant opportunity for growth in the photo and keyless entry battery markets and seeks to further penetrate the replacement market for these products.

     With regard to lithium coin cells, the Company seeks to further penetrate the OEM portable personal computer market, as well as to broaden its customer base by focusing additional marketing and distribution efforts on telecommunication and medical equipment manufacturers.


Lighting Products and Lantern Batteries

     Products

     The Company markets battery-powered lighting devices, including flashlights, lanterns and similar portable products for the retail and industrial markets. Rayovac has established a strong position in these markets based on innovative product features, consistent product quality and creative product packaging. In addition, the Company endeavors to regularly introduce new products to stimulate consumer demand and promote impulse purchases.

     The Company also produces a wide range of consumer and industrial lantern batteries. This market has experienced a decline in recent years due to the declining use of this product for highway construction barricades.

     Merchandising and Advertising

     The Company's marketing strategy for its lighting products and lantern batteries focuses on leveraging the Company's strong brand name, regularly introducing new products, utilizing innovative packaging and merchandising programs, and promoting impulse buying and gift purchases.


Sales and Distribution

     General

     After the Recapitalization, the Company reorganized its sales force by distribution channel. As a result of this reorganization, the Company maintains separate U.S. sales forces primarily to service its retail sales and distribution channels and its hearing aid professionals, industrial and OEM sales and distribution channels. In addition, the Company utilizes a network of independent brokers to service participants in selected distribution channels. In conjunction with its broader cost rationalization initiatives, the Company has reduced the number of independent brokers and sales agents from over 100 to approximately 50. With respect to sales of the Company's hearing aid batteries, while most of the Company's sales have historically been through hearing aid professionals, the Company is actively engaged in efforts to increase sales through retail channels. In addition, the Company maintains its own sales force of approximately 30 employees in Europe which promotes the sale of all of the Company's products.

     Retail

     The primary retail distribution channels for the Company's products include: mass merchandisers (both national and regional); food and convenience stores; drug and specialty retailers; hardware/home centers; department stores; automotive aftermarket dealers; military sales; and catalog showrooms. The Company works closely with individual retailers to develop unique product promotions and to provide them with the opportunity for attractive profit margins to encourage brand support.

     The Company's sales efforts in the retail channel focus primarily on sales and distribution to national mass merchandisers, in particular the Wal-Mart, Kmart and Target chains, which collectively accounted for 29% of the Company's net sales in fiscal 1997. Wal-Mart, the Company's largest retailer customer, accounted for 20% of the Company's net sales in fiscal 1997. The Company's sales strategy for these and other mass merchandisers includes increasing market share for all of the Company's products through the use of account specific programs and a separate sales and marketing team dedicated to these large retailers.

 Industrial and OEM

     In the industrial battery market, the Company services three sales and distribution channels: contract sales to governments and related agencies; maintenance repair organizations (including buying groups); and office product supply companies. The primary products sold to this market include alkaline, heavy duty, and lantern batteries and flashlights. Maintenance repair organizations, the largest of which is W.W. Grainger (to whom the Company is a major supplier of battery and lighting products), generally sell to contractors and manufacturers. The office product supply channel includes sales to both professional and retail companies in the office product supply business.

     In the OEM sales channel, the Company actively pursues OEM arrangements and other alliances with major electronic device manufacturers for its rechargeable batteries. The Company also utilizes the OEM channel for the sale and distribution of its hearing aid batteries through strong relationships it has developed with hearing aid manufacturers. The Company plans to continue to develop relationships with manufacturers of communications equipment and other products in an effort to expand its share of the non-hearing aid button cell market. With regard to lithium coin cells, the Company utilizes the OEM channel in the portable personal computer, telecommunications and medical equipment markets.


Manufacturing and Raw Materials
     The Company manufactures batteries in the United States and the United Kingdom. Since the Recapitalization, the Company has shifted manufacturing operations from its Newton Aycliffe, United Kingdom and Kinston, North Carolina facilities to other facilities of the Company and outsourced the manufacture of certain lighting products. These efforts have increased plant capacity utilization and eliminated some of the Company's underutilized manufacturing capacity. Management believes that the Company's manufacturing capacity is sufficient to meet its anticipated production requirements for the foreseeable future.

     The most significant raw materials used by the Company to manufacture batteries are zinc powder, electrolytic manganese dioxide powder, graphite and steel. There are a number of worldwide sources for all necessary raw materials, and management believes that Rayovac will continue to have access to adequate quantities of such materials at competitive prices.


Research and Development
     The Company's research and development strategy is to purchase or license state-of-the-art manufacturing technology from third parties and to develop such technology through the Company's own research and development efforts. The Company's research and development efforts with respect to battery products focus primarily on performance and cost improvements of existing products and technologies. In recent years, these efforts have led to advances in alkaline, heavy duty and lithium chemistries, as well as zinc air hearing aid batteries and enhancements of licensed rechargeable alkaline technology. The Company's research and development efforts in the lighting products and lantern batteries segment are focused on the development of new products.

     The Company believes that continued development efforts are important in light of the continually evolving nature of battery technology and credits the competitive performance of its products to its recent development efforts. In the hearing aid battery segment, the Company's research and development group maintains close alliances with the developers of hearing aid devices and often works in conjunction with these developers in preparing new product designs. The success of these efforts is most recently demonstrated by the Company's development of the two smallest (5A and 10A size) hearing aid batteries. Further, the Company continues to partner with the U.S. government in research efforts to develop new battery technology. The Company's research and development group includes approximately 95 employees, the expense for some of whom is funded by U.S. government research contracts.

     The Company's expenditures for research and development were approximately $6.2 million, $1.5 million, $5.4 million and $5.0 million for fiscal 1997, the Transition Period, fiscal 1996 and fiscal 1995, respectively.


Information Systems
     The Company has completed an initial reorganization of its information systems function by (i) hiring an experienced Chief Information Officer, (ii) outsourcing mainframe computer operations, and (iii) completing an enterprise software system analysis and selection. The Company has purchased from SAP and begun implementing an enterprise-wide, integrated information system to upgrade and modernize its business operations, the majority of which will be substantially implemented by late 1998. When fully implemented, this system is expected to reduce cycle times, lower manufacturing and administrative costs, improve both asset and employee productivity and address the Year 2000 issue.


Patents, Trademarks and Licenses
     The Company's success and ability to compete depends in part upon its technology. The Company relies upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants, to establish and protect its technology and other intellectual property rights.

     The Company owns or licenses from third parties a considerable number of patents and patent applications throughout the world, primarily for battery product improvements, additional features and manufacturing equipment.

     The Company also uses a number of trademarks in its business, including Rayovac[RegTM], MAXIMUM[TM], Renewal[RegTM], Loud'n Clear[RegTM], Power Station[RegTM], ProLine[RegTM], Lifex[TM], Smart Pack[RegTM], Smart[TM] Strip, Workhorse[RegTM] and Roughneck[RegTM]. The Company relies on both registered and common law trademarks in the United States to protect its trademark rights. The Rayovac[RegTM] mark is also registered in countries outside the United States, including in Europe and the Far East. The Company does not have any right to the trademark "Rayovac" in Brazil, where the mark is owned by an independent third-party battery manufacturer. In addition, ROV Limited, a third party unaffiliated with the Company, has an exclusive, perpetual, royalty-free license for the use of certain of the Company's trademarks (including the "Rayovac" mark) in connection with zinc carbon and alkaline batteries and certain lighting devices in many countries outside the United States, including Latin America.

     The Company has obtained a non-exclusive license to use certain technology underlying its rechargeable battery line to manufacture such batteries in the United States, Puerto Rico and Mexico and to sell and distribute batteries based on the licensed technology worldwide. This license terminates with the expiration of the last-expiring patent covering the licensed technology. In addition, in the conduct of its business, the Company relies upon other licensed technology in the manufacture of its products. See Note 13 to Notes to Consolidated Financial Statements.


Competition
     The Company believes that the markets for its products are highly competitive. In the U.S. battery industry, the Company competes primarily with two well established companies, Duracell International Inc., a subsidiary of The Gillette Company ("Duracell"), and Eveready Battery Company, Inc., a subsidiary of Ralston Purina Company and producer of Energizer brand batteries ("Energizer"), each of which has substantially greater financial and other resources and greater overall market share than the Company. Although other competitors have sought to enter this market, the Company believes that new market entrants would need significant financial and other resources to develop brand recognition and the distribution capability necessary to serve the U.S. marketplace. Substantial capital expenditures would be required to establish U.S. battery manufacturing operations, although potential competitors could import their products into the U.S. market. The Company and its primary competitors enjoy significant advantages in having established brand recognition and distribution channels.

     In the U.S. market for general batteries competition is based on brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. In comparison to the U.S. battery market, the international general battery market has more competitors, is as highly competitive and has similar methods of competition.

     Competition in the hearing aid battery industry is based upon reliability, performance, quality, product packaging and brand name recognition. The Company's primary competitors in the hearing aid battery industry include Duracell, Energizer and Panasonic. The battery-powered lighting device industry is also very competitive and includes a greater number of competitors (including Black & Decker, Mag-Lite and Energizer) than the U.S. battery industry.


Environmental Compliance
     Due to the nature of the operations conducted by the Company, the Company's facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at Company facilities and off-site disposal locations. Except as set forth herein under
Item 3, "Legal Proceedings," Rayovac believes that compliance with the federal, state, local and foreign provisions to which it is subject will not have a material effect upon its capital expenditures, earnings and competitive position. See Item 3 hereof for certain additional information regarding environmental matters involving the Company included in the description of legal proceedings.


Employees
     As of September 30, 1997 the Company had approximately 2,300 employees.


Seasonality
     Sales of the Company's products are seasonal, with the highest sales occurring in the fiscal quarter ending on or about December 31, during the holiday season. During the past four fiscal years, the Company's sales in the quarter ending on or about December 31 have represented an average of 33% of annual net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."


Financial Information about Foreign and Domestic Operations
     Financial information pertaining to the Company's foreign and domestic operations is set forth in Note 12 of Notes to Consolidated Financial Statements filed herewith and incorporated by reference into Item 8 hereof.


Forward Looking Statements
     Certain of the information contained in this Annual Report on Form 10-K, including without limitation statements made under this Part I, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In reviewing such information, it should be kept in mind that the Company's actual results may differ materially from those set forth in such forward-looking statements.

     Important factors that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (i) significant changes in consumer demand for household or hearing aid batteries in the United States or Europe; (ii) the loss of or a significant reduction in sales through a significant retailer customer; (iii) the introduction of new product features or new battery technology by a competitor; (iv) the enactment of unexpected environmental regulations negatively impacting consumer demand for certain of the Company's battery products; (v) difficulties or delays in the integration of operations of acquired companies; and (vi) currency fluctuations in significant international markets.

     Additional factors and assumptions that could generally cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, the Company's ability to develop and introduce new products, the effects of general economic conditions in the United States or abroad, the sufficiency of the Company's production capacity to meet future demand for its products, the Company's ability to keep pace with the technological standards in its industry and the Company's ability to continue to penetrate and develop new distribution channels for its products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.



ITEM 2. PROPERTIES
     The following table sets forth information regarding the Company's six manufacturing sites in the United States and the United Kingdom:



Location           Product                                                      Owned/Leased    Square Feet
Fennimore, WI      Alkaline batteries and Renewal rechargeable batteries           Owned          176,000
Madison, WI        Heavy duty/general purpose batteries                            Owned          158,000
Portage, WI        Zinc air and silver button cells                                Owned           62,000
Appleton, WI       Lithium coin cells and alkaline computer batteries              Owned           60,600
Wonewoc, WI        Battery-powered lighting products and lantern batteries         Leased          60,000
Washington, UK     Mercuric oxide and zinc air button cells                        Leased          63,000

     The Company has recently shifted manufacturing operations from its Newton Aycliffe, United Kingdom and Kinston, North Carolina facilities to other facilities of the Company and outsourced the manufacture of certain lighting products. The following table sets forth information regarding the Company's four packaging and distribution sites in the United States and the United Kingdom, all of which are leased:


            Location                  Square Feet
            Middleton, WI             220,000
            Laverne, TN                73,000
            Hayward, CA                30,000
            Newton Aycliffe, UK        75,000

     The Company leases approximately 250,000 square feet of space in Madison, Wisconsin for its corporate headquarters and technology center. See Note 9 of Notes to Consolidated Financial Statements. The Company believes that its facilities, in general, are adequate for its present and currently foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS


     The Company's facilities are subject to a broad range of federal, state, local and foreign laws and regulations relating to the environment, including those governing discharges to the air and water and land, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at Company facilities and at off-site disposal locations. The Company has a proactive environmental management program that includes the use of periodic comprehensive environmental audits to detect and correct practices that violate environmental laws or are inconsistent with best management practices. Based on information currently available to Company management, the Company believes that it is substantially in compliance with applicable environmental regulations at its facilities, although no assurance can be provided with respect to such compliance in the future. There are no pending proceedings against the Company alleging that the Company is or has been in violation of environmental laws, and the Company is not aware of any such proceedings contemplated by governmental authorities. The Company is, however, subject to certain proceedings under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or analogous state laws, as described below.

     The Company has from time to time been required to address the effect of historic activities on the environmental condition of its properties, including without limitation the effect of releases from underground storage tanks. Several Company facilities have been in operation for decades and are constructed on fill that includes, among other materials, used batteries containing various heavy metals. The Company has accepted a deed restriction on one such property in lieu of conducting remedial activities, and may consider similar actions at other properties if appropriate. Although the Company is currently engaged in remedial projects at a few of its facilities, the Company does not expect that such projects will cause it to incur material expenditures. Nonetheless, the Company has not conducted invasive testing to identify all potential risks and, given the age of the Company's facilities and the nature of the Company's operations, there can be no assurance that the Company will not incur material liabilities in the future with respect to its current or former facilities.

     The Company has been notified that its former manganese processing facility in Covington, Tennessee is being evaluated by the Tennessee Department of Environment and Conservation ("TDEC") for a determination as to whether the facility should be added to the National Priorities List as a Superfund site pursuant to CERCLA. Groundwater monitoring conducted pursuant to the post-closure maintenance of solid waste lagoons on site, and recent groundwater testing beneath former process areas on site, indicate that there are elevated levels of certain inorganic contaminants, particularly (but not exclusively) manganese, in the groundwater underneath the site. The Company has completed closure of the aforementioned lagoons and has completed the remediation of a stream that borders the site. The Company cannot predict the outcome of TDEC's investigation of the site and there can be no assurance that the Company will not incur material liabilities in the future with respect to this site.

     The Company has been and is subject to several proceedings related to its disposal of industrial and hazardous waste at off-site disposal locations, under CERCLA or analogous state laws that hold persons who "arranged for" the disposal or treatment of such substances strictly liable for the costs incurred in responding to the release or threatened release of hazardous substances from such sites. Current and former owners and operators of such sites, and transporters of waste who participated in the selection of such sites, are also strictly liable for such costs.

Liability under CERCLA is generally "joint and several," so that a responsible party under CERCLA may be held liable for all of the costs incurred at a particular site. However, as a practical matter, liability at such sites generally is allocated among all of the viable responsible parties. Some of the most significant factors for allocating liabilities to persons that disposed of wastes at Superfund sites are the relative volume of waste such persons sent to the site and the toxicity of their waste streams. Other than the Velsicol Chemical and Morton International proceedings described below (as to which there is insufficient information to make a judgment as to the likelihood of a material impact on the Company's operations, financial condition or liquidity at this time), the Company does not believe that any of its pending proceedings under CERCLA or analogous state laws, either individually or in the aggregate, will have a material impact on the Company's operations, financial condition or liquidity, and the Company is not aware of any such matters contemplated by governmental agencies that will have such an impact. However, the Company may be named as a potentially responsible party ("PRP") at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of the Company's facilities have been in operation for decades and, over such time, the Company and other prior operators of such facilities have generated and disposed of wastes which are or may be considered hazardous such as cadmium and mercury utilized in the battery manufacturing process.

     The Company has been named as a defendant in two lawsuits in connection with a Superfund site located in Bergen County, New Jersey (Velsicol Chemical Corporation, et al, v. A.E. Staley Manufacturing Company, et al., and Morton International, Inc. v. A.E. Staley Manufacturing Company, et al., United States District Court for the District of New Jersey, filed July 29, 1996). The Company is one of almost one hundred defendants named in these cases. Both cases involve contamination at a former mercury processing plant. One case was brought by the current owner and the other case by a former owner. The complaints in the two cases are identical, with four counts alleging claims for contribution under CERCLA, the New Jersey Spill Act, the Federal Declaratory Judgment Act and the common law. The plaintiffs allege that the Company arranged for the treatment or disposal of hazardous substances at the site. Consequently, the plaintiffs allege, the Company is liable to them for contribution toward the costs of investigating and remediating the site.

     No ad damnum is specified in either complaint. The Remedial Investigation/Feasibility Study ("RI/FS") of the site has just begun. Plaintiff's counsel estimates the cost of the RI/FS to be $4 million. There is no estimate at this juncture as to the potential cost of remediation. The Company is one of approximately 75 defendants who allegedly arranged for treatment or disposal at the site. The remaining defendants are former owners or operators of the site and adjacent industrial facilities which allegedly contributed to the contamination. Evidence developed in discovery to date indicates that while the Company was a customer of the facility, the relationship was of relatively brief duration. The cost to remediate the Bergen County Site has not been determined and the Company cannot predict the outcome of these proceedings.

     There can be no assurances that additional proceedings relating to off-site disposal locations will not arise in the future or that such proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations. The discovery of previously unknown contamination of property underlying or in the vicinity of the Company's manufacturing facilities could require the Company to incur material unforeseen expenses. Occurrences of any such events may have a material adverse effect on the Company's financial condition. As of September 30, 1997, the Company has reserved $1.8 million for known on-site and off-site environmental liabilities. The Company believes these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such matters.

     Other than the Velsicol Chemical and Morton International proceedings, the Company is not party to any legal proceedings which, in the opinion of management of the Company, are material to the Company's business or financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS


     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


     The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ROV." The Common Stock commenced public trading on November 21, 1997. For the period November 21, 1997 through December 18, 1997, the high and low per share sales prices for the Common Stock were $17 3/4 and $15 1/2, respectively. As of December 16, 1997, there were approximately 136 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock.

     The Company has not declared or paid and does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in its business. In addition, the Credit Agreement and the Notes (each as defined herein) restrict the Company's ability to pay dividends to its shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.


Recent Sales of Unregistered Securities

     During fiscal 1997, the Company made the following sales of its securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance on the exemption provided therefrom by Section 4(2) of the Securities Act.

   1. 101/4% Senior Subordinated Notes

     On October 22, 1996, the Company issued and sold $100.0 million aggregate principal amount of its 101/4% Senior Subordinated Notes due 2006 (the "Old Notes"). The Old Notes were not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereof as an offer and sale of securities which does not involve a public offering. The Old Notes were initially sold to Donaldson, Lufkin & Jenrette Securities Corporation and EA Securities, Inc., as initial purchasers, and have been subsequently offered and sold in the United States only (a) to "Qualified Institutional Buyers" (as defined in Rule 144A under the Securities Act) and (b) to a limited number of other institutional "Accredited Investors" (as defined in Rule 501a(1), (2),
(3) or (7) under the Securities Act) in reliance on Rule 144A under the Securities Act.

     2. On March 17, 1997, the Company issued and sold from treasury at a price of $4.39 per share 34,169, 36,447 and 27,335 shares of Common Stock to Kent J. Hussey, Stephen P. Shanesy and Merrell M. Tomlin, respectively, and 6,000 and 7,000 shares of Common Stock to Stephen L. Tuscic and Arthur S. Homa, respectively. These securities were not registered under the Securities Act in reliance on the exemption provided by Section 4(2) thereof as an offer and sale of securities which does not involve a public offering.

     3. In connection with the purchase by the Company and the Lee Group of shares of Common Stock from Thomas F. Pyle, Jr., former Chairman, President and Chief Executive Officer of the Company as of August 1, 1997, the Company adopted the Rayovac Corporation 1997 Stock Option Plan (the "1997 Plan"). The 1997 Plan provides for the grant of options to purchase an aggregate of 665,000 shares of Common Stock to employees of the Company at a specified management level and above to provide an incentive to such employees to remain in the Company's employ and to increase their efforts for the success of the Company by offering them an opportunity to increase their proprietary interest in the Company. The 1997 Plan is administered by David Jones as administrator (the "Administrator").

     Pursuant to the 1997 Plan, as of August 1, 1997, options to purchase an aggregate of 500,868 shares of Common Stock were granted at a price of $6.01 per share to certain management employees of the Company. Such options were immediately exercised or surrendered to the Company's Deferred Compensation Plan as of such date and the proceeds from the exercise or surrender thereof were used to fund the Company's purchase of shares of Common Stock from the former Chairman, President and Chief Executive Officer of the Company occurring as of such date. On September 15, 1997, options to purchase 55,354 shares were granted at a price of $6.01 per share to certain management employees, immediately exercised or surrendered to the Deferred Compensation Plan and the proceeds used to fund the Company's purchase of Common Stock from another former executive officer of the Company.

Use of Proceeds
     On March 11, 1997, pursuant to its registration statement on Form S-1 (Commission File No. 333-17895, declared effective on February 7, 1997), the Company consummated the registered exchange offer (the "Exchange Offer") of an aggregate principal amount of $100,000,000 of its 101/4% Series B Senior Subordinated Notes due 2006 (the "Notes") for a like principal amount of the then issued and outstanding Old Notes with the holders thereof. The Company received no proceeds from the Exchange Offer of the Notes for the Old Notes.

     In connection with the Exchange Offer, the Company registered an aggregate principal amount of $100,000,000 of the Notes with an aggregate offering price, before expenses, of $100,000,000. Expenses incurred by the Company in connection with the Exchange Offer totaled approximately $100,000. The Exchange Offer was conducted by the Company and did not involve any underwriters.

     On November 26, 1997, pursuant to its registration statement on Form S-1 (Commission File No. 333-35181, declared effective on November 20, 1997), the Company consummated its initial public offering of 7,705,000 shares (including 1,005,000 shares sold by certain existing shareholders of the Company pursuant to the exercise of over-allotment options granted by such shareholders to the underwriters) of its Common Stock at a price of $14.00 per share, before the underwriters' discount (the "Underwritten Offering"). Concurrently the Company sold 122,507 shares of Common Stock in a direct offering (the "Direct Offering" and, together with the Underwritten Offering, the "Offerings") to certain employee participants in the Company's Profit Sharing and Savings Plan at a price of $13.58 per share. No underwriting discount was paid in connection with the Direct Offering, which was conducted by the Company.

     The net proceeds to the Company from the Offerings were approximately $87.6 million after deducting the underwriting discounts applicable to the Underwritten Offering and estimated offering expenses. The Company received no proceeds from the sale by certain existing shareholders of the Company of the shares subject to the over-allotment options granted to the underwriters. The managing underwriters for the Underwritten Offering were Merrill Lynch & Co., Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation, and Smith Barney Inc.

     The Company registered 7,975,000 shares of its Common Stock, with an aggregate offering price, before underwriting discounts and expenses, of $111,650,000. Expenses incurred by the Company in connection with the Offerings totaled $7,866,000, comprised of $6,566,000 for underwriting discounts and approximately $1,300,000 for certain other expenses.

     In connection with the exercise of over-allotment options granted to the underwriters by certain existing shareholders of the Company, such shareholders sold an aggregate of 1,005,000 shares in the Underwritten Offering with an aggregate offering price, before underwriting discounts and expenses, of $14,070,000.

     Of the net proceeds to the Company from the Offerings, approximately $38.2 million is being used to redeem or repurchase approximately $35.0 million principal amount of the Notes and pay the associated premium, and approximately $49.4 million will be used to repay term loans provided pursuant to a Credit Agreement, dated as of September 12, 1996 by and among the Company, Bank of America National Trust and Savings Association and DLJ Capital Funding, Inc. (the "Credit Agreement"), incurred in connection with the Recapitalization. The Notes bear interest at a rate of 101/4%, payable semiannually, and mature on November 1, 2006. The term loans under the Credit Agreement consist of a six-year Tranche A term loan of $55.0 million, a seven-year Tranche B term loan of $25.0 million and an eight-year Tranche C term loan of $25.0 million (collectively, the "Term Loan Facility"). Borrowings under the Credit Agreement bear interest, in each case at the Company's option, as follows: (i) with respect to the Tranche A loans, at Bank of America National Trust and Savings Association's base rate plus 1.50% per annum, or at IBOR plus 2.50% per annum;
(ii) with respect to the Tranche B loans, at Bank of America National Trust and Savings Association's base rate plus 2.00% per annum, or at IBOR plus 3.00% per annum; and (iii) with respect to the Tranche C loans, at Bank of America National Trust and Savings Association's base rate plus 2.25% per annum, or at IBOR plus 3.25% per annum. The Credit Agreement requires the Company to apply 50% of the proceeds of the Offerings not used to redeem or repurchase Notes to repayment of indebtedness under the Credit Agreement, pro rata among the tranches except as may be otherwise agreed.

     Certain of the expenses incurred by the Company in connection with the Underwritten Offering in the form of underwriting discounts were paid to members of the underwriting syndicate which are controlled by the Lee Group, the beneficial owner of more than 10% of the Company's outstanding Common Stock.

ITEM 6. SELECTED FINANCIAL DATA


     The following selected historical financial data as of and for the two fiscal years ended June 30, 1996, the Transition Period ended September 30, 1996 and the fiscal year ended September 30, 1997 is derived from the audited consolidated financial statements of the Company, together with the notes thereto, included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of and for the twelve months ended September 30, 1996 is derived from the unaudited condensed consolidated financial statements of the Company and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations as of the date and for the period indicated which are not included herein. The selected historical financial data of the Company as of and for the two fiscal years ended June 30, 1993 and June 30, 1994 is derived from audited consolidated financial statements of the Company which are not included herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

     This financial data, as well as all other financial data set forth herein, gives effect to the reclassification by the Company of certain promotional expenses, previously reported as a reduction of net sales, to selling expense. The amounts which have been reclassified are $19.0 million, $17.5 million, $24.2 million, and $24.0 million for the fiscal years ended June 30, 1993, 1994, 1995, and 1996, respectively, $6.9 million for the Transition Period ended September 30, 1996, $24.1 million for the twelve months ended September 30, 1996 and $28.7 million for the fiscal year ended September 30, 1997. The Company believes that this reclassification is consistent with the method used by other consumer products companies.

                                                    Fiscal Year Ended June 30,
                                           --------------------------------------------
                                            1993        1994       1995       1996
                                           ---------- ----------- ---------- ----------
                                               (In millions, except per share data)
Statement of Operations Data:
Net sales   ..............................  $ 372.4    $ 403.7     $ 415.2    $ 423.4
Cost of goods sold   .....................    201.4      234.9       237.1      239.4
                                            -------    -------     -------    -------
Gross profit   ...........................    171.0      168.8       178.1      184.0
Selling expense   ........................     98.8      121.3       108.7      116.5
General and administrative expense  ......     35.4       29.4        32.9       31.8
Research and development expense .........      5.6        5.7         5.0        5.4
Recapitalization and other special
 charges(1)(2) ...........................        --       1.5          --         --
                                            -------    -------     -------    -------
Income (loss) from operations(3)(4) ......     31.2       10.9        31.5       30.3
Interest expense  ........................      6.0        7.7         8.6        8.4
Other expense (income), net   ............      1.2       (0.6)        0.3        0.6
                                            -------    -------     -------    -------
Income (loss) before income taxes
 and extraordinary item ..................     24.0        3.8        22.6       21.3
Income tax expense (benefit)  ............      9.0       (0.6)        6.2        7.0
                                            -------    -------     -------    -------
Income (loss) before extraordinary
 item ....................................     15.0        4.4        16.4       14.3
Extraordinary item(5)   ..................       --         --          --         --
                                            -------    -------     -------    -------
Net income (loss) ........................  $  15.0    $   4.4     $  16.4    $  14.3
                                            =======    =======     =======    =======
Net income (loss) per common share
 before extraordinary item ...............  $  0.29    $  0.08     $  0.32    $  0.28
                                            ========   =======     ========   =======
Net income (loss) per common
 share(6)   ..............................  $  0.29    $  0.08     $  0.32    $  0.28
                                            ========   =======     ========   =======
Weighted average common and
 common equivalent shares  ...............     51.6       51.6        51.6       51.1
Other Financial Data:
Depreciation   ...........................  $   7.4    $  10.3     $  11.0    $  11.9
Capital expenditures(7) ..................     30.3       12.5        16.9        6.6
Cash flows from operating activities   .       15.8      (18.7)       35.5       17.8
EBITDA(8)   ..............................     39.3       21.2        41.3       42.2
Balance Sheet Data:
Working capital   ........................  $  31.6    $  63.6     $  55.9    $  63.2
Total assets   ...........................    189.0      222.4       220.6      221.1
Total debt  ..............................     74.1      109.0        88.3       81.3
Shareholders' equity (deficit)   .........     36.7       37.9        53.6       61.6



                                              Transition       Twelve Months      Fiscal Year
                                             Period Ended          Ended             Ended
                                            September 30,      September 30,     September 30,
                                                 1996               1996             1997
                                           ------------------ ------------------ --------------
Statement of Operations Data:
Net sales   ..............................       $101.9             $417.9          $ 432.6
Cost of goods sold   .....................         59.3              237.9            234.6
                                                -------           --------          -------
Gross profit   ...........................         42.6              180.0            198.0
Selling expense   ........................         27.8              114.4            122.1
General and administrative expense  ......          8.6               33.0             32.2
Research and development expense .........          1.5                5.6              6.2
Recapitalization and other special
 charges(1)(2) ...........................         28.4               28.4              3.0
                                                -------           --------          -------
Income (loss) from operations(3)(4) ......        (23.7)              (1.4)            34.5
Interest expense  ........................          4.4               10.5             24.5
Other expense (income), net   ............          0.1                0.5              0.4
                                                -------           --------          -------
Income (loss) before income taxes
 and extraordinary item ..................        (28.2)             (12.4)             9.6
Income tax expense (benefit)  ............         (8.9)              (3.8)             3.4
                                                -------           --------          -------
Income (loss) before extraordinary
 item ....................................        (19.3)              (8.6)             6.2
Extraordinary item(5)   ..................         (1.6)              (1.6)              --
                                                -------           --------          -------
Net income (loss) ........................       $(20.9)            $(10.2)         $   6.2
                                                =======           ========          =======
Net income (loss) per common share
 before extraordinary item ...............       $(0.42)            $(0.17)         $  0.28
                                                =======           ========          =======
Net income (loss) per common
 share(6)   ..............................       $(0.46)            $(0.21)         $  0.28
                                                =======           ========          =======
Weighted average common and
 common equivalent shares  ...............         45.5               49.7             22.2
Other Financial Data:
Depreciation   ...........................       $  3.3             $ 12.1          $  11.3
Capital expenditures(7) ..................          1.2                8.4             10.9
Cash flows from operating activities   .           (1.1)              26.0             35.7
EBITDA(8)   ..............................        (20.4)              10.7             45.8
Balance Sheet Data:
Working capital   ........................       $ 64.6             $ 64.6          $  33.8
Total assets   ...........................        243.7              243.7            236.9
Total debt  ..............................        233.7              233.7            207.3
Shareholders' equity (deficit)   .........        (85.7)             (85.7)           (80.6)

                                                   (footnotes on following page)

------------
(1) During the Transition Period, the Company recorded charges of $12.3 million directly related to the Recapitalization and other special charges of $16.1 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) In the fiscal year ended September 30, 1997, the Company recorded other special charges of $5.9 million offset by a special credit of $2.9 million which was related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. The special charges related to organizational restructuring in the United States, the discontinuation of certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility and the discontinuation of operations at the Company's facility in Kinston, North Carolina.

(3) Income (loss) from operations includes expenses incurred during the Fennimore Expansion (as defined herein), and Recapitalization and other special charges in fiscal 1994, the Transition Period Ended September 30, 1996, and the fiscal year ended September 30, 1997. Income from operations before these non-recurring charges was as follows:

                                            Fiscal Year Ended June 30,     Transition     Twelve Months    Fiscal Year
                                         --------------------------------  Period Ended       Ended           Ended
                                                                          September 30,   September 30,   September 30,
                                          1993    1994     1995    1996       1996            1996            1997
                                         ------- -------- ------- ------- --------------- --------------- --------------
                                                                          (In millions)
   Income (loss) from operations  ......  $31.2   $ 10.9   $31.5   $30.3     $ (23.7)         $ (1.4)         $ 34.5
   Fennimore Expansion   ...............     --      9.5      --      --          --              --              --
   Recapitalization and other special
     charges ...........................     --      1.5      --      --        28.4            28.4             3.0
                                          -----   ------   -----   -----     -------          ------          ------
   Income from operations before non-
     recurring charges   ...............  $31.2   $ 21.9   $31.5   $30.3     $   4.7          $ 27.0          $ 37.5
                                          =====   ======   =====   =====     =======          ======          ======

(4) Income from operations in fiscal 1994 was impacted by increased selling expenses due to higher advertising and promotion expenses related to the Renewal Introduction (as defined herein). In addition, income from operations was impacted by non-recurring costs of $9.5 million in connection with the Fennimore Expansion including $8.4 million of increased cost of goods sold and $1.1 million of increased general and administrative expenses, and other special charges of approximately $1.5 million related to a plan to reduce the Company's cost structure and to improve productivity through an approximate 2.5% reduction in headcount on a worldwide basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

(5) The Recapitalization of the Company included repayment of certain outstanding indebtedness, including prepayment fees and penalties. Such prepayment fees and penalties of $2.4 million, net of income tax benefit of $0.8 million, has been recorded as an extraordinary item in the Consolidated Statement of Operations for the Transition Period ended September 30, 1996.

(6) Net income (loss) per share data has been computed using the weighted average number of shares of common and common equivalent shares from stock options (when dilutive using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock warrants and options issued during the twelve-month period immediately preceding the Offerings have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive, using the treasury stock method and the initial public offering price).

(7) From fiscal 1993 through fiscal 1995 the Company invested an aggregate of $32.7 million in connection with the Fennimore Expansion, including $19.7 million incurred in fiscal 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Introduction."

(8) EBITDA represents income from operations plus depreciation and amortization (excluding amortization of debt issuance costs) and reflects an adjustment of income from operations to eliminate the establishment and subsequent reversal of two reserves ($0.7 million established in fiscal 1993 and reversed in fiscal 1995, and $0.5 million established in fiscal 1992 and reversed in fiscal 1995). The Company believes that EBITDA and related measures are commonly used by certain investors and analysts to analyze and compare, and provide useful information regarding, the Company's ability to service its indebtedness. However, the following factors should be considered in evaluating such measures: EBITDA and related measures (i) should not be considered in isolation, (ii) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), (iii) should not be construed as alternatives or substitutes for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows (in each case, as determined in accordance with GAAP) and (iv) should not be used as indicators of the Company's operating performance or measures of its liquidity.
    Additionally, because all companies do not calculate EBITDA and related measures in a uniform fashion, the calculations presented in this Annual Report on Form 10-K may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the information included in Item 6, "Selected Financial Data" and the Company's combined consolidated financial statements and the related notes thereto, included elsewhere herein.


Introduction
     Effective as of September 12, 1996, the Company, all of the shareholders of the Company, the Lee Fund and other affiliates of THL Co. completed the Recapitalization pursuant to which, among other things: (i) the Company obtained senior financing under the Credit Agreement in an aggregate amount of $170.0 million, of which $131.0 million was borrowed at the closing of the Recapitalization, including $26.0 million under the Revolving Credit Facility;
(ii) the Company obtained $100.0 million in financing through the issuance of bridge notes (the "Bridge Notes"); (iii) the Company redeemed a portion of the shares of Common Stock held by Thomas F. Pyle, Jr., the former President and Chief Executive Officer of the Company; (iv) the Lee Group purchased for cash shares of Common Stock owned by shareholders of the Company (a group consisting of current and former directors and management of the Company and the Thomas Pyle and Judith Pyle Charitable Remainder Trust (the "Pyle Trust")) which resulted in a change of control of the Company; and (v) the Company repaid certain of its outstanding indebtedness, including prepayment fees and penalties. The Bridge Notes were subsequently repaid with the proceeds of the sale of the Old Notes, which were later exchanged for a like principal amount of the Notes.

     Upon completion of the Recapitalization, the Company changed its fiscal year end from June 30 to September 30. For clarity of presentation and comparison, references herein to fiscal 1994, fiscal 1995 and fiscal 1996 are to the Company's fiscal years ended June 30, 1994, June 30, 1995 and June 30, 1996, respectively, and references to the "Transition Period ended September 30, 1996" and the "Transition Period" are to the period from July 1, 1996 to September 30, 1996. References to fiscal 1997 are to the Company's fiscal year ended September 30, 1997.

     The Company's operating performance depends on a number of factors, the most important of which are: (i) general retailing trends, especially in the mass merchandise segment of the retail market; (ii) the Company's overall product mix among various specialty and general household batteries and battery-powered lighting devices, which sell at different price points and profit margins; (iii) the Company's overall competitive position, which is affected by both the introduction of new products and promotions by the Company and its competitors and the Company's relative pricing and battery performance; and (iv) changes in operating expenses. Set forth below are specific developments that have affected and may continue to affect the Company's performance.

     Investment in Future Growth Opportunities. Since the Recapitalization, the Company has undertaken significant measures to pursue growth opportunities and increase the Company's market share for its products. These measures included the launch of a new integrated advertising campaign which shifted expenditures from the Renewal line to the Rayovac brand name. The Company also introduced new product graphics and packaging designed to build the awareness and image of the Rayovac brand name and leverage the Company's value brand position. See "Business--Growth Strategy."

     Cost Rationalization Initiatives. Following the Recapitalization, the Company initiated significant measures to rationalize the Company's manufacturing, distribution and general overhead costs. The initiatives relating to manufacturing activities included discontinuing certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility and closing the Company's Kinston, North Carolina facility. In addition, the Company implemented a significant organizational restructuring in the United States and the United Kingdom and eliminated costs associated with the use of a corporate aircraft. These cost rationalization initiatives resulted in cash costs of approximately $6.3 million for fiscal 1996 and fiscal 1997 and are expected to result in annual savings of approximately $8.6 million.

     Expansion of Production Facility. From fiscal 1993 through fiscal 1995 the Company invested an aggregate of $32.7 million in the modernization and expansion of its production lines at its Fennimore, Wisconsin facility (the "Fennimore Expansion") at which the Company manufactures all of its alkaline products. As a result of the Fennimore Expansion, the Company replaced substantially all of its alkaline battery manufacturing equipment with state-of-the-art technology which more than doubled the Company's aggregate capacity for AA and AAA size alkaline batteries. This investment also resulted in a reformulation of the Company's alkaline batteries so as to be mercury-free, better performing and higher quality. The Fennimore Expansion resulted in $9.5 million of non-recurring costs in fiscal 1994. Such costs included increased raw material costs incurred pursuant to the terms of equipment purchase agreements entered into in connection with the Fennimore Expansion which required the Company to source material from specified foreign vendors at an increased cost. These incremental costs decreased in fiscal 1996 as a result of the increased use of lower-cost domestic raw material sources to replace the foreign vendor sourcing, which replacement was substantially completed in fiscal 1997.

     Effect of Recapitalization. The Recapitalization of the Company, which was completed on September 12, 1996, resulted in non-recurring charges of $12.3 million which were recognized in the Transition Period, including (i) $5.0 million of advisory, legal and consulting fees and (ii) $7.3 million of stock option compensation, severance payments and employment contract settlements for the benefit of certain current and former officers, directors and management of the Company. In connection with the Recapitalization, the Company incurred other non-recurring special charges of $16.1 million recognized in the Transition Period, including (i) $2.7 million of charges related to the discontinuation of manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility; (ii) $1.7 million of charges for deferred compensation plan obligations to former officers of the Company resulting from the curtailment of the plan; (iii) $1.5 million of charges reflecting the present value of lease payments for land which new management determined would not be used for any future productive purpose; (iv) $5.6 million in costs and asset writedowns principally related to changes in pricing strategies for Power Station, the Renewal recharging system; and (v) $4.6 million of termination benefits and other charges.

     Renewal Product Line. In fiscal 1994, the Company introduced the Renewal rechargeable battery, the first alkaline rechargeable battery sold in the United States (the "Renewal Introduction"). The Company incurred significant advertising and promotional expense related to Renewal of $26.0 million in fiscal 1994, $15.7 million in fiscal 1995 and $20.3 million in fiscal 1996, with the fiscal 1996 increase largely due to the Company's new promotional campaign featuring basketball superstar Michael Jordan.

     Since the Recapitalization, the Company has significantly revised its marketing and advertising strategies for the Renewal product line. Management believes that continued improvement in consumer awareness of the value and money-saving benefits of Renewal over conventional disposable alkaline batteries will be necessary to further expand the Company's market for Renewal. Although the percentage of the Company's advertising budget allocated to the Renewal product line has decreased, the Company has begun aggressively marketing Renewal's money-saving benefit over disposable alkaline batteries and performance advantage over rechargeable nickel cadmium batteries and has lowered the prices of the recharger system for Renewal. Due to the historically high levels of investment associated with Renewal, the Renewal product line has been unprofitable. However, initiatives implemented by the Company's new management team resulted in the Renewal product line becoming profitable in the fourth quarter of fiscal 1997.


Seasonality
     The Company's sales are seasonal, with the highest sales occurring in the fiscal quarter ending on or about December 31, during the holiday season. During the past four fiscal years, the Company's sales in the quarter ended on or about December 31 have represented an average of 33% of annual net sales. As a result of this seasonality, the Company's working capital requirements and revolving credit borrowings are typically higher in the third and fourth calendar quarters of each year. The following table sets forth the Company's net sales for each of the periods presented.



                                                             Fiscal Quarter Ended
                  ----------------------------------------------------------------------------------------------------------
                  December 30,   March 30,   June 30,   September 30,   December 28,   March 29,   June 29,   September 30,
                      1995         1996        1996         1996            1996         1997        1997         1997
                  -------------- ----------- ---------- --------------- -------------- ----------- ---------- --------------
                                                         (In millions)
Net sales  ......     $140.9        $80.5      $94.6        $101.9          $141.9        $83.6      $95.5        $111.5

Results of Operations

     This financial data, as well as all other data set forth herein, gives effect to the reclassification by the Company of certain promotional expenses, previously reported as a reduction of net sales, to selling expense. The amounts which have been reclassified are $24.2 million and $24.0 million for the years ended June 30, 1995 and 1996, respectively, $6.7 million for the three months ended September 30, 1995, $6.9 million for the Transition Period ended September 30, 1996, $24.1 million for the twelve months ended September 30, 1996 and $28.7 million for the fiscal year ended September 30, 1997. The Company believes that this reclassification is consistent with the method used by other consumer products companies.

     The following table sets forth the percentage relationship of certain items in the Company's statement of operations to net sales for the periods presented:



                                  Fiscal Year Ended June                   Transition        Twelve
                                            30,            Three Months      Period          Months          Fiscal
                                  -----------------------     Ended           Ended           Ended        Year Ended
                                                          September 30,   September 30,   September 30,   September 30,
                                   1995        1996           1995            1996            1996            1997
                                  ----------- ----------- --------------- --------------- --------------- --------------
Net sales   .....................    100.0%      100.0%        100.0%          100.0%          100.0%          100.0%
Cost of goods sold   ............     57.1        56.5          59.7            58.2            56.9            54.2
                                     -----       -----         -----           -----           -----           -----
Gross profit   ..................     42.9        43.5          40.3            41.8            43.1            45.8
Selling expense   ...............     26.2        27.5          27.9            27.3            27.4            28.2
General and administrative
 expense ........................      7.9         7.5           6.9             8.4             7.9             7.5
Research and development
 expense ........................      1.2         1.3           1.2             1.5             1.3             1.4
Recapitalization and other
 special charges  ...............       --          --            --            27.9             6.8             0.7
                                     -----       -----         -----           -----           -----           -----
Income (loss) from operations   .      7.6%        7.2%          4.3%          (23.3%)          (0.3%)           8.0%

Fiscal Year Ended September 30, 1997 Compared to Twelve Months Ended September 30, 1996

     Net Sales. The Company's net sales increased $14.7 million, or 3.5%, to $432.6 million in fiscal 1997 from $417.9 million in the twelve months ended September 30, 1996, primarily due to higher sales of alkaline batteries and lithium batteries, offset in part by decreases in sales of heavy duty batteries, lantern batteries and Renewal rechargeables. In the last quarter of fiscal 1997, net sales increased $9.6 million, or 9.4%, to $111.5 million from $101.9 million in the Transition Period, primarily due to higher sales of alkaline batteries attributed to the introduction of a 4% price increase on alkaline batteries in the U.S. phased in beginning May 1997, significant promotional programs, and sales to new accounts.

     Sales of alkaline batteries increased as a result of the launch of a new integrated advertising campaign emphasizing the alkaline brand, new product graphics and packaging (designed to build brand awareness and the Company's value brand position), and strong promotional programs in the Company's fourth fiscal quarter. The Company also gained significant new distribution on the strength of this program.

     Lithium sales increased primarily due to increased sales of computer clock and memory back-up batteries to Compaq Computers and SGS Thomson, two of the Company's larger OEM (Original Equipment Manufacturers) customers.

     Sales of heavy duty and lantern batteries decreased primarily due to declines in the market as consumers move toward alkaline batteries away from heavy duty batteries. Lantern battery volume was also adversely impacted by the migration to reflective tape in place of flashing lights on construction barricades.

     Hearing aid battery sales increased as a result of continued growth in the overall hearing aid battery market. The Company's market leadership position in this product line has resulted in new distribution gains in the retail channel, the fastest growing channel for hearing aid batteries as consumers shift their purchases toward this channel.

     Net sales of lighting products increased slightly over the prior twelve months due primarily to growth in key mass merchandiser accounts and wholesale clubs.

     Dollar sales of Renewal rechargeables were down approximately 12% due primarily to the Company's decision to decrease prices of the chargers by 33% in the first quarter of fiscal 1997 to reposition the product and encourage consumers to purchase the system. Unit sales of chargers and batteries combined were approximately 7% higher than the prior twelve months.

     Gross Profit. Gross profit increased $18.0 million, or 10.0%, to $198.0 million in fiscal 1997 from $180.0 million for the twelve months ended September 30, 1996. Gross profit as a percentage of net sales increased to 45.8% in fiscal 1997 from 43.1% in the prior twelve months. These increases are attributed to increased sales of higher margin alkaline batteries, the introduction of a 4% price increase on alkaline batteries in the U.S. phased in beginning May 1997, and lower manufacturing costs as a result of cost rationalization initiatives. Gross profit increased $12.7 million, or 29.8%, to $55.3 million in the three months ended September 30, 1997 from $42.6 million in the Transition Period, for these same reasons.

     Selling Expense. Selling expense increased $7.7 million, or 6.7%, to $122.1 million in fiscal 1997 from $114.4 million in the twelve months ended September 30, 1996 due primarily to increased marketing expense to support the launch of the Company's new graphics and packaging and increased consumer promotions on the old graphics and packaging to help retailers promote this product. These increases were partially offset by reduced advertising expense while the Company developed its new advertising program. Selling expense increased as a percentage of net sales to 28.2% in fiscal 1997 from 27.4% in the prior twelve months because of increased marketing expenses.

     General and Administrative Expense. General and administrative expense decreased $0.8 million, or 2.4%, to $32.2 million in fiscal 1997 from $33.0 million in the twelve months ended September 30, 1996 due in part to cost rationalization initiatives which included the elimination of the use of a corporate aircraft. These decreases were partially offset by the expense related to a new management incentive program implemented for fiscal 1997. There were no management incentives earned during the twelve months ended September 30, 1996. As a percentage of net sales, general and administrative expense decreased to 7.5% in fiscal 1997 from 7.9% in the prior twelve months.

     Research and Development Expense. Research and development expense increased $0.6 million, or 10.7%, to $6.2 million for fiscal 1997 from $5.6 million for the twelve months ended September 30, 1996 due primarily to the development of an on-the-label battery tester which the Company decided not to introduce.

     Recapitalization and Other Special Charges. During fiscal 1997, the Company recorded special charges of $3.0 million compared to $28.4 million recorded in the twelve months ended September 30, 1996 as discussed above under "Effect of Recapitalization." The current year amount represents the net charges for organizational restructuring in the United States, the discontinuation of certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility and the discontinuation of certain manufacturing operations at the Company's facility in Kinston, North Carolina partially offset by a credit of $2.9 million related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees.

     Income from Operations. Income from operations increased $35.9 million to $34.5 million in fiscal 1997 from a loss of $(1.4) million for the twelve months ended September 30, 1996. The Company's Recapitalization and other special charges decrease of $25.4 million in combination with increased gross profits were partially offset by increased operating expenses related to the new marketing and advertising programs discussed above.

     Interest Expense. Interest expense increased $14.0 million to $24.5 million in fiscal 1997 from $10.5 million in the prior twelve months due primarily to increased indebtedness associated with the Recapitalization and a write-off of $2.0 million of unamortized debt issuance costs related to the Bridge Notes the Company issued in September 1996 which were refinanced in fiscal 1997.

     Net Income. Net income increased $16.4 million to $6.2 million in fiscal 1997 from a net loss of $(10.2) million in the twelve months ended September 30, 1996 primarily due to increased income from operations as discussed above partially offset by increased interest expense due to the Recapitalization. The Company's effective tax rate for fiscal 1997 was 35.6% compared to an effective tax benefit rate of 31.0% for the prior twelve months due primarily to some of the Recapitalization expenses in the prior twelve months being non-tax deductible and the tax benefits of Rayovac International Corporation, a domestic international sales corporation ("DISC") owned by the shareholders in the prior twelve months. The DISC was terminated in August 1996 and replaced with Rayovac Foreign Sales Corporation, a foreign sales corporation ("FSC"), in fiscal 1997 which generated fewer tax benefits in fiscal 1997.

     Net income for the prior twelve months also decreased $1.6 million resulting from an extraordinary loss on the early retirement of debt related to the Recapitalization.


Fiscal Year Ended September 30, 1997 Compared to Transition Period Ended September 30, 1996
     Results of operations for fiscal 1997 include amounts for a twelve-month period, while results for the Transition Period include amounts for a three-month period. Results (in terms of dollars) for these periods are not directly comparable. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of net sales.

     Net Sales. The Company's net sales increased $330.7 million to $432.6 million in fiscal 1997 from $101.9 million in the Transition Period due primarily to fiscal 1997 including twelve months compared to three months in the Transition Period. Sales during the Transition Period were unfavorably impacted by the pending sale of the Company.

     Gross Profit. Gross profit increased $155.4 million to $198.0 million in fiscal 1997 from $42.6 million in the Transition Period. As a percentage of net sales, gross profit increased to 45.8% in fiscal 1997 from 41.8% in the Transition Period due to selling more higher margin products like alkaline and hearing aid batteries in fiscal 1997, the alkaline price increase discussed above, and lower manufacturing costs attributed to cost rationalization initiatives.

     Selling Expense. Selling expense increased $94.3 million to $122.1 million in fiscal 1997 from $27.8 million in the Transition Period. As a percentage of net sales, selling expense increased to 28.2% in fiscal 1997 from 27.3% in the Transition Period due to increased promotional spending to support the new alkaline battery graphics and packaging, the new advertising program to build brand awareness and increased spending to gain new distribution.

     General and Administrative Expense. General and administrative expense increased $23.6 million to $32.2 million in fiscal 1997 from $8.6 million in the Transition Period. As a percentage of net sales, general and administrative expense decreased to 7.5% in fiscal 1997 from 8.4% in the Transition Period attributed to the effects of cost rationalization initiatives.

     Research and Development Expense. Research and development expense increased $4.7 million to $6.2 million in fiscal 1997 from $1.5 million in the Transition Period. As a percentage of net sales, research and development expense decreased slightly to 1.4% in fiscal 1997 from 1.5% in the Transition Period due primarily to the effects of the cost rationalization initiatives.

     Recapitalization and Other Special Charges. Recapitalization and other special charges decreased by $25.4 million, or 89.4%, to $3.0 million in fiscal 1997 from $28.4 million in the Transition Period which is explained above in the discussion of fiscal 1997 compared to the twelve months ended September 30, 1996.

     Income (loss) from Operations. Income (loss) from operations increased $58.2 million to $34.5 million in fiscal 1997 from $(23.7) million in the Transition Period. As a percentage of net sales, income (loss) from operations increased to 8.0% in fiscal 1997 from (23.3)% in the Transition Period for the reasons discussed above.

     Net Income (loss). Net income (loss) for fiscal 1997 increased $27.1 million to $6.2 million from $(20.9) million in the Transition Period. As a percentage of net sales, net income (loss) increased to 1.4% in fiscal 1997 from (20.5)% in the Transition Period primarily due to significant Recapitalization and other special charges in the Transition Period. In addition, an extraordinary loss on the early retirement of debt decreased net income in the Transition Period by $1.6 million, net of income taxes. The effective tax rate for fiscal 1997 was 35.6% compared to 31.6% in the Transition Period due primarily to some of the Recapitalization expenses being non-tax deductible in the Transition Period.


Transition Period Ended September 30, 1996 Compared to Three Months Ended September 30, 1995
     Net Sales. The Company's net sales decreased $5.4 million, or 5.0%, to $101.9 million in the Transition Period from $107.3 million in the three months ended September 30, 1995 (the "Prior Fiscal Year Period") primarily due to decreased sales to the food and drug store retail channels and the Company having made sales to certain retail customers in connection with promotional orders after the Transition Period which were made during the Prior Fiscal Year Period.

     Gross Profit. Gross profit decreased $0.6 million, or 1.4%, to $42.6 million in the Transition Period from $43.2 million in the Prior Fiscal Year Period, primarily as a result of decreased sales in the Transition Period, as discussed above. Gross profit increased as a percentage of net sales to 41.8% in the Transition Period from 40.3% in the Prior Fiscal Year Period due primarily to a lower proportion of promotion sales as discussed above.

     Selling Expense. Selling expense decreased $2.1 million, or 7.0%, to $27.8 million in the Transition Period from $29.9 million in the Prior Fiscal Year Period, primarily due to decreased advertising expense in the Transition Period.

     General and Administrative Expense. General and administrative expense increased $1.2 million, or 16.2%, to $8.6 million in the Transition Period from $7.4 million in the Prior Fiscal Year Period, primarily as a result of the Company having incurred certain expenditures during the Transition Period which were incurred subsequent to the Prior Fiscal Year Period.

     Research and Development Expense. Research and development expense increased $0.2 million, or 15.4%, to $1.5 million in the Transition Period from $1.3 million in the Prior Fiscal Year Period, primarily as a result of increased product development efforts.

     Recapitalization and Other Special Charges. During the Transition Period, the Company recorded charges of $28.4 million, including non-recurring charges related to the Recapitalization and other special charges.

     Non-recurring charges of $12.3 million related to the Recapitalization include (i) $5.0 million of advisory, legal and consulting fees and (ii) $7.3 million of stock option compensation, severance payments and employment contract settlements for the benefit of certain present and former officers, directors and management of the Company.

     Other special charges of $16.1 million include (i) $2.7 million of charges related to the discontinuation of manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility; (ii) $1.7 million of charges for deferred compensation plan obligations to former officers of the Company resulting from the curtailment of the plan; (iii) $1.5 million of charges reflecting the present value of lease payments for land which new management determined would not be used for any future productive purpose; (iv) $5.6 million in costs and asset writedowns principally related to changes in Renewal Power Station pricing strategies adopted by new management subsequent to the Recapitalization and prior to September 30, 1996; and (v) $4.6 million of termination benefits and other charges.

     Income (loss) from Operations. Income (loss) from operations decreased $28.3 million to $(23.7) million in the Transition Period from $4.6 million in the Prior Fiscal Year Period for the reasons discussed above.

     Net Income (loss). Net income (loss) for the Transition Period decreased $22.3 million to $(20.9) million from $1.4 million in the Prior Fiscal Year Period, primarily because of non-recurring charges related to the Recapitalization and other special charges discussed above. In addition, amortization of deferred finance charges related to the Bridge Notes and an extraordinary loss on the early retirement of debt decreased net income in the Transition Period by $2.6 million, net of income taxes.


Transition Period Ended September 30, 1996 Compared to Fiscal Year Ended June 30, 1996
     Results of operations for the Transition Period Ended September 30, 1996 include amounts for a three-month period, while results for the fiscal year ended June 30, 1996 include amounts for a twelve-month period. Results (in terms of dollar amounts) for these periods are not directly comparable. Accordingly, management's discussion and analysis for these periods is generally based upon a comparison of specified results as a percentage of net sales.

     Net Sales. The Company's net sales decreased $321.5 million, or 75.9%, to $101.9 million in the Transition Period from $423.4 million in fiscal 1996 because the Transition Period included only three months of net sales as compared to twelve months in fiscal 1996. Overall pricing was relatively constant between the two periods.

     Gross Profit. Gross profit decreased $141.4 million, or 76.8%, to $42.6 million in the Transition Period from $184.0 million in fiscal 1996. As a percentage of net sales, gross profit decreased to 41.8% in the Transition Period from 43.5% in fiscal 1996, primarily because the products sold during the Transition Period carried a higher average unit cost than the overall average unit cost of products sold in fiscal 1996 due to seasonal sales trends.


     Selling Expense. Selling expense decreased $88.7 million, or 76.1%, to $27.8 million in the Transition Period from $116.5 million in fiscal 1996. As a percentage of net sales, selling expenses decreased to 27.3% in the Transition Period from 27.5% in fiscal 1996, primarily as a result of decreased advertising expense in the Transition Period.

     General and Administrative Expense. General and administrative expense decreased $23.2 million, or 73.0%, to $8.6 million in the Transition Period from $31.8 million in fiscal 1996. As a percentage of net sales, general and administrative expense increased to 8.4% in the Transition Period from 7.5% in fiscal 1996, primarily as a result of the effects of seasonal sales trends in the Transition Period.

     Research and Development Expense. Research and development expense decreased $3.9 million, or 72.2%, to $1.5 million in the Transition Period from $5.4 million in fiscal 1996. As a percentage of net sales, research and development expense increased to 1.5% in the Transition Period from 1.3% in fiscal 1996, primarily as a result of increased support for ongoing product development efforts.

     Recapitalization and Other Special Charges. During the Transition Period ended September 30, 1996, the Company recorded charges totalling $28.4 million, including non-recurring charges related to the Recapitalization and other special charges. Non-recurring charges of $12.3 million related to the Recapitalization include (i) $5.0 million of advisory, legal and consulting fees and (ii) $7.3 million of stock option compensation, severance payments and employment contract settlements for the benefit of certain present and former officers, directors and management of the Company.

     Other special charges of $16.1 million include (i) $2.7 million of charges related to the discontinuation of manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility; (ii) $1.7 million of charges for deferred compensation plan obligations to former officers of the Company resulting from the curtailment of the plan; (iii) $1.5 million of charges reflecting the present value of lease payments for land which new management determined would not be used for any future productive purpose; (iv) $5.6 million in costs and asset writedowns principally related to changes in Renewal Power Station pricing strategies adopted by new management subsequent to the Recapitalization and prior to September 30, 1996; and (v) $4.6 million of termination benefits and other charges.

     Income (loss) from Operations. Income (loss) from operations decreased $54.0 million, or 178.2%, to $(23.7) million in the Transition Period from $30.3 million in fiscal 1996. As a percentage of net sales, income (loss) from operations decreased to (23.3)% in the Transition Period from 7.2% in fiscal 1996 for the reasons discussed above.

     Net Income (loss). Net income (loss) decreased $35.2 million, or 246.2%, to $(20.9) million for the Transition Period from $14.3 million in fiscal 1996. As a percentage of net sales, net income (loss) decreased to (20.5)% in the Transition Period from 3.4% in fiscal 1996, primarily because of non-recurring charges related to the Recapitalization and other special charges discussed above. In addition, amortization of deferred finance charges related to the Bridge Notes and an extraordinary loss on the early retirement of debt decreased net income in the Transition Period by $2.6 million, net of income taxes.


Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995
     Net Sales. The Company's net sales increased $8.2 million, or 2.0%, to $423.4 million in fiscal 1996 from $415.2 million in fiscal 1995, primarily due to higher unit sales of hearing aid batteries, Renewal rechargeable batteries and alkaline batteries, offset in part by decreases in unit sales of heavy duty and lantern batteries. Overall pricing was relatively constant between the two periods. Sales of hearing aid batteries increased as a result of unit sales growth in the overall hearing aid battery market as well as increased penetration by the Company's Loud'n Clear line of hearing aid batteries and the introduction of a new miniature size battery, used in hearing aids that fit completely in the ear. Unit sales of Renewal rechargeable alkaline batteries increased as a result of increased consumer awareness of the benefits of Renewal over nickel-cadmium household rechargeable batteries and disposable batteries and as replacement sales increased to retailers who had sold through their high levels of fiscal 1995 Renewal inventory. The Company's unit sales of alkaline batteries increased as the Company participated to a certain extent in the continued overall growth in the market for alkaline batteries. Unit sales of heavy duty batteries decreased due to the continued worldwide migration away from heavy duty batteries and toward alkaline batteries while unit sales of lantern batteries also decreased due to an overall decline in the lantern battery market.

     Gross Profit. Gross profit increased $5.9 million, or 3.3%, to $184.0 million in fiscal 1996 from $178.1 million in fiscal 1995. Gross profit increased as a percentage of net sales to 43.5% in fiscal 1996 from 42.9% in fiscal 1995. These increases are primarily attributable to increased sales of higher margin products such as Renewal rechargeable batteries and hearing aid batteries. In addition, the Company experienced manufacturing cost improvements, particularly for alkaline battery raw materials related to the Fennimore Expansion as discussed above.

     Selling Expense. Selling expense increased $7.8 million, or 7.2%, to $116.5 million in fiscal 1996 from $108.7 million in fiscal 1995. Selling expense as a percentage of net sales increased to 27.5% in 1996 from 26.2% in 1995. These increases are primarily attributable to increased advertising costs to promote the Renewal product line as discussed above.

     General and Administrative Expense. General and administrative expense decreased $1.1 million, or 3.3%, to $31.8 million in fiscal 1996 from $32.9 million in fiscal 1995. General and administrative expense as a percentage of net sales decreased from 7.9% in fiscal 1995 to 7.5% in fiscal 1996. These decreases occurred primarily because the $4.0 million payment of management incentives in 1995 was not repeated in fiscal 1996.

     Research and Development Expense. Research and development expense increased $0.4 million, or 8.0%, to $5.4 million in fiscal 1996 from $5.0 million in fiscal 1995 as a result of continued support for ongoing product development efforts.

     Income from Operations. Income from operations decreased $1.2 million, or 3.8%, to $30.3 million, or 7.2% of net sales in fiscal 1996, from $31.5 million, or 7.6% of net sales, in fiscal 1995 for the reasons discussed above.

     Net Income. Net income decreased $2.1 million, or 12.8%, to $14.3 million for fiscal 1996 from $16.4 million in fiscal 1995, principally as a result of decreased income from operations and higher effective tax rates, which increased from 27.4% in 1995 to 32.9% in 1996. The Company's effective income tax rates in fiscal 1996 and fiscal 1995 were impacted by the income tax benefits of Rayovac International Corporation, a domestic international sales corporation ("DISC") owned by the Company's shareholders, and fiscal 1995 was also impacted by the utilization of a foreign net operating loss carryforward.


Liquidity and Capital Resources
     For fiscal 1997, net cash provided by operating activities increased $9.7 million to $35.7 million from $26.0 million for the prior twelve months due primarily to increased focus on working capital management and increased earnings from operations partially offset by the payment of Recapitalization and other special charges accrued during the prior twelve months.

     Capital expenditures for fiscal 1997 were $10.9 million, an increase of $2.5 million from the prior twelve months, due primarily to new computer information systems purchased in September 1997. Capital expenditures for fiscal 1996 and the Transition Period reflected maintenance level spending. Spending will continue on the new computer systems in fiscal 1998 with implementation currently planned in calendar 1998. Capital expenditures for fiscal 1998 are expected to increase to approximately $23.0 million due to alkaline capacity expansion, alkaline vertical integration programs, and the new computer information systems.

     Since the Recapitalization, the Company's primary capital requirements have been for debt service, working capital, and capital expenditures. The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no assurance can be given in this regard. The Company's current credit facilities include a revolving credit facility of $65.0 million of which $4.5 million was outstanding at September 30, 1997, and approximately $0.6 million was utilized for outstanding letters of credit. After giving effect to the initial public offering and the application of net proceeds therefrom, the Company will have approximately $50.9 million outstanding under the term loans pursuant to the Company's credit facilities which will be subject to quarterly amortization.

     On November 28, 1997 the Company acquired Brisco G.M.B.H. in Germany and Brisco B.V. in Holland. Brisco packages and distributes hearing aid batteries in unique, customized, environmentally-friendly packaging to hearing health care professionals in Germany and Holland, as well as other European countries. Brisco recorded sales of $4.5 million in calendar 1996.

     The Company periodically assesses its outstanding debt arrangements and is in the process of renegotiating its existing debt agreements on terms more favorable to the Company as a result of the consummation of the Offerings in November 1997.

     The Company is subject to various federal, state, local and foreign environmental laws and regulations in the jurisdictions in which it operates, including laws and regulations relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Except for liabilities related to the Velsicol Chemical and Morton International proceedings described under Item 3, "Legal Proceedings" as to which the Company cannot predict the impact of such liabilities, the Company does not currently anticipate any material adverse effect on its operations or financial condition or any material capital expenditure as a result of its efforts to comply with environmental laws and as of September 30, 1997 had reserved $1.8 million for known on-site and off-site environmental liabilities. Some risk of environmental liability is inherent in the Company's business, however, and there can be no assurance that material environmental costs will not arise in the future. The Company has been identified as a PRP under CERCLA or similar state laws with respect to the past disposal of waste and is a party to two lawsuits as to which there is insufficient information to make a judgment as to the likelihood of a material impact on the Company's operations, financial condition or liquidity at this time.

The Company may be named as a PRP at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of the Company's facilities have been in operation for decades and, over such time, the Company and other prior operators of such facilities have generated and disposed of wastes which are or may be considered hazardous such as cadmium and mercury utilized in the battery manufacturing process. The Company engages in hedging transactions in the ordinary course of its business. See Note 2.o. to Notes to Consolidated Financial Statements.


Impact of Recently Issued Accounting Standards
     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will be effective for periods ending after December 15, 1997, and specifies the computation, presentation, and disclosure requirements for earnings per share. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computations of the Company assuming the current capital structure.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"), which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required for this Item is included in this Annual Report on Form 10-K on pages 35 through 71, inclusive and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     In June 1997, KPMG Peat Marwick LLP replaced Coopers & Lybrand L.L.P. as the Company's independent accountants. The decision to engage KPMG Peat Marwick LLP was made with the approval of the Company's Audit Committee.

     The Company believes, and it has been advised by Coopers & Lybrand L.L.P. that it concurs in such belief, that, during the period of its engagement, the Company and Coopers & Lybrand L.L.P. did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Coopers & Lybrand L.L.P., would have caused it to make reference in connection with its report on the Company's financial statements to the subject matter of the disagreement.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS


     Set forth below is certain information regarding each director and executive officer of the Company as of October 1, 1997:



Name                     Age     Position and Offices
----------------------   -----   --------------------------------------------------------
David A. Jones            48     Chairman of the Board, Chief Executive Officer and
                                 President
Kent J. Hussey            51     Executive Vice President of Finance and Administration,
                                 Chief Financial Officer and Director
Roger F. Warren           56     President/International and Contract Micropower and
                                 Director
Trygve Lonnebotn          60     Executive Vice President of Operations and Director
Stephen P. Shanesy        41     Senior Vice President of Marketing and General Manager
                                 of General Batteries
Kenneth V. Biller         49     Senior Vice President and General Manager of Lighting
                                 Products & Industrial
Merrell M. Tomlin         44     Senior Vice President of Sales
James A. Broderick        54     Vice President, General Counsel and Secretary
Scott A. Schoen           39     Director
Thomas R. Shepherd        67     Director
Warren C. Smith, Jr.      41     Director

     Mr. Jones has served as the Chairman of the Board of Directors, Chief Executive Officer and President of the Company since September 12, 1996. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc. From 1989 to September 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. Mr. Jones has over 25 years of experience working in the consumer durables industry, most recently in management of operations, manufacturing and marketing.

     Mr. Hussey is a director of the Company and has served as Executive Vice President of Finance and Administration and Chief Financial Officer since October 1, 1996. Prior to that time and since 1994, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals, and from 1991 to July 1994 he served as Vice President and Chief Financial Officer of The Regina Company.

     Mr. Warren is a director of the Company and has served as President/International and Contract Micropower of the Company since 1995. Mr. Warren joined the Company in 1985 and has held several positions including Executive Vice President and General Manager and Senior Vice President and General Manager/International.

     Mr. Lonnebotn is a director of the Company and, since 1985, has served as Executive Vice President of Operations. He joined Rayovac in 1965.

     Mr. Shanesy is the Senior Vice President of Marketing and the General Manager of General Batteries of the Company. From 1991 to 1995, Mr. Shanesy was Vice President of Marketing of Oscar Mayer. Prior to that time and since 1983, Mr. Shanesy held various marketing positions with Kraft Foods.

     Mr. Biller has been the Senior Vice President and General Manager of Lighting Products & Industrial since 1996. Prior to such time he was Vice President and General Manager of Lighting Products & Industrial since 1995. Mr. Biller joined the Company in 1972 and has held several positions, including Director of Technology/Battery Products and Vice President of Manufacturing.

     Mr. Tomlin is the Senior Vice President of Sales of the Company. From March 1996 to September 30, 1996, Mr. Tomlin served as Vice President Sales of Braun of North America/Thermoscan and from August 1995 to March 1996, he served as Vice President Sales of Thermoscan, Inc. Prior to that time, Mr. Tomlin was Vice President of Sales of various divisions of Casio Electronics.

     Mr. Broderick is Vice President, General Counsel and Secretary for Rayovac and has held these positions since 1985.

     Mr. Schoen has been a director of the Company since the Recapitalization and is a managing director of THL Co., which he joined in 1986. In addition, Mr. Schoen is a Vice President of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II. He is also a director of First Alert, Inc., Signature Brands, U.S.A., Inc. and various private corporations.

     Mr. Shepherd has been a director of the Company since the Recapitalization and is a managing director of THL Co. and has been engaged as a consultant to THL Co. since 1986. In addition, Mr. Shepherd is an Executive Vice President of Thomas H. Lee Advisors I and an officer of various other THL Co. affiliates. He is also a director of General Nutrition Companies, Inc. and various private corporations and Chairman of Signature Brands, U.S.A., Inc.

     Mr. Smith has been director of the Company since the Recapitalization and is a managing director of THL Co. and has been employed by THL Co. since 1990. In addition, Mr. Smith is a Vice President of Thomas H. Lee Advisors II. He is also a director of Finlay Enterprises, Inc., Finlay Fine Jewelry Corporation and various private corporations.

     The Company anticipates that it will designate two additional, independent persons to the Board of Directors.


Board Committees and Terms of Office
     The Board of Directors has established an audit committee (the "Audit Committee") and a compensation committee (the "Compensation Committee"). The members of the Audit Committee and the Compensation Committee are Messrs. Schoen, Shepherd and Smith. The independent directors will be elected to the Audit Committee and replace existing members.

     The Company's Amended and Restated Articles of Incorporation provide that the Board of Directors is classified into three classes, with the members of the respective classes serving for staggered three-year terms. The first class consists of Messrs. Jones, Lonnebotn and Schoen, the second of Messrs. Warren and Shepherd and the third of Messrs. Hussey and Smith, with the initial terms of the directors comprising the classes expiring upon the election and qualification of directors at the annual meetings of shareholders following the fiscal years ended September 30, 1998, 1999 and 2000, respectively. At each annual meeting of shareholders, directors will be reelected or elected for full three-year terms.

ITEM 11. EXECUTIVE COMPENSATION


     The following table sets forth compensation paid to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company during fiscal 1997, the three month Transition Period ended September 30, 1996 and fiscal 1996 (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                                                             Other
                                                                             Annual       Securities
                                                                             Compen-      Underlying    All Other
Name and Principal Position     Fiscal Year         Salary ($)   Bonus ($)   sation ($)   Options (#)   Compensation($)
------------------------------- ------------------- ------------ ----------- ------------ ------------- ----------------
David A. Jones,                 1997                  $400,000     $218,500   $65,800         84,204
 Chairman of the Board,         Transition Period       19,700      179,500                  911,577
 Chief Executive Officer
 and President
Kent J. Hussey,                 1997                   275,000      185,000                  253,756        $ 57,000(1)
 Executive Vice President of
 Finance and Administration
 and Chief Financial Officer
Roger F. Warren,                1997                   258,000      103,200                   28,569
 President/International        Transition Period       64,500                 24,700        227,894         486,600(2)
 and Contract Micropower        1996                   248,100
Trygve Lonnebotn,               1997                   240,200       96,100                   24,074
 Executive Vice President       Transition Period       60,100                 32,400        170,921         377,800(2)
 of Operations                  1996                   231,000
Stephen P. Shanesy,             1997                   154,900      140,000                  137,024
 Senior Vice President of
 Marketing and General Manager
 of General Batteries

----------------
(1) Represents relocation payments.
(2) Represents amounts paid by the Company in connection with the Recapitalization.

Option Grants and Exercises
     In connection with the Recapitalization, the Board adopted the Rayovac Corporation 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options may be granted with respect to an aggregate of 3,000,000 shares of Common Stock. The Board of Directors has granted an aggregate of 2,318,127 options to purchase shares of Common Stock at a weighted average exercise price of $4.33 per share, 911,577 of which have been granted to David A. Jones in accordance with the terms of his employment agreement. See "--Employment Agreement." Pursuant to the 1997 Plan, options to purchase an aggregate of 556,222 shares of Common Stock were granted to certain management employees, which options were immediately exercised or surrendered to the Company's Deferred Compensation Plan as of such date.

     The following table discloses the grants of stock options during fiscal 1997 to the Named Executive Officers.


                       Option/SAR Grants in Fiscal 1997


                                                 Individual Grants
                           --------------------------------------------------------------  Potential Realizable
                                                                                             Value At Assumed
                            Number of     Percent of Total                                Annual Rates of Stock
                            Securities      Options/SARs     Exercise                     Price Appreciation for
                            Underlying       Granted to      or Base                           Option Term
                           Options/SARs     Employees in      Price                       ----------------------
Name                       Granted (#)    Fiscal Year       ($/Share)   Expiration Date    5% ($)     10% ($)
-------------------------- -------------- ----------------- ----------- ----------------- ---------- -----------
David A. Jones   .........     84,204(1)        6.0            $6.01       11/30/1997        $ 8,434    $  16,869
Roger F. Warren  .........     28,569(1)        2.0             6.01       11/30/1997          2,862        5,723
Trygve Lonnebotn .........     24,074(1)        1.7             6.01       11/30/1997          2,411        4,823
Kent J. Hussey   .........    227,894          16.2             4.39       10/01/2006        629,181    1,594,467
                               25,862(1)        1.8             6.01       11/30/1997          2,591        5,181
Stephen P. Shanesy  ......    113,947           8.1             4.39       10/01/2006        314,590      797,234
                               23,077(1)        1.6             6.01       11/30/1997          2,312        4,623

----------------
(1) These options granted under the 1997 Plan were exercised immediately upon grant.

     The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

  Aggregated Option Exercises In Fiscal 1997 And Fiscal Year-End Option Values


                                                             Number of Securities          Value of Unexercised
                                                            Underlying Unexercised             In-the-Money
                             Shares                               Options at                    Options at
                            Acquired         Value            Fiscal Year End (#)             12/16/97 ($)(2)
Name                       on Exercise   Realized $ (1)   (Exercisable/Unexercisable)   (Exercisable/Unexercisable)
-------------------------- ------------- ---------------- ----------------------------- ----------------------------
David A. Jones   .........   84,204            $-0-             182,315/729,262            $2,093,888/$8,375,574
Roger F. Warren  .........   28,569             -0-              45,579/182,315                523,475/2,093,888
Trygve Lonnebotn .........   24,074             -0-              34,184/136,737                392,603/1,570,424
Kent J. Hussey   .........   25,862             -0-              45,579/182,315                523,475/2,093,888
Stephen P. Shanesy  ......   23,077             -0-               22,789/91,158                261,732/1,046,950

----------------
(1) These options granted under the 1997 Plan were immediately exercised and no value was received by the Named Executive Officers.
(2) These values are calculated using the $15 7/8 per share closing price of the Common Stock as quoted on the NYSE on December 16, 1997. The fair market value of the securities underlying such options as of the end of fiscal 1997, prior to the consummation of the Company's initial public offering, would have been $6.01 per share.


Pension Plan
     In addition to the remuneration set forth above, the Company contributed in fiscal 1997 to a defined benefit pension plan covering all domestic non-union employees (the "Pension Plan"). The table below sets forth the approximate maximum retirement benefits for employees retiring during 1997, subject to limitations, if any, imposed by law, payable under the Pension Plan to persons whose Final Average Compensation (as defined herein) is in the classification indicated.

                              PENSION PLAN TABLE


                                                  YEARS OF SERVICE
Remuneration               5          15          20          25          30          35
----------------------   --------   ---------   ---------   ---------   ---------   --------
$130,000  ............    $6,800    $20,100     $26,800     $33,500     $40,200      $46,800
160,000   ............     8,600     25,600      34,100      42,500      51,000       59,400
175,000   ............     8,600     25,600      34,100      42,500      51,000       59,400
200,000   ............     8,600     25,600      34,100      42,500      51,000       59,400
300,000   ............     8,600     25,600      34,100      42,500      51,000       59,400
400,000   ............     8,600     25,600      34,100      42,500      51,000       59,400
500,000   ............     8,600     25,600      34,100      42,500      51,000       59,400

     The annual actuarial valuation of the Pension Plan is performed using the Unit Credit Cost Method as the actuarial cost method under which the Company's contributions are determined for all participants as a group. Allocations of the Company's contribution to individual participants are not readily available. Remuneration under the Pension Plan is calculated on the basis of the employee's highest average compensation for the highest five years during the last ten years of service ("Final Average Compensation") subject to any applicable limit on credited compensation imposed by the Internal Revenue Code of 1986, as amended (the "Required Maximum"). Compensation for purposes of the Pension Plan means compensation listed in the "Salary" and "Bonus" columns of the compensation table included in Item 11, "Executive Compensation." Benefits payable under the Pension Plan are subject to offset by up to 50% of the benefits to be received by a participant from Social Security. Effective July 31, 1997, the Company curtailed the Pension Plan.


     The table below sets forth certain information relating to the Pension Plan with respect to the Named Executive Officers. Remuneration covered by the Pension Plan for each of the Named Executive Officers currently is limited to the Required Maximum.


                                     1997 Remuneration     Credited Years
       Name                           Covered by Plan       of Service
       --------------------------   -------------------   ---------------
       David A. Jones   .........        $160,000                1
       Kent J. Hussey   .........         160,000                1
       Roger F. Warren  .........         160,000               13
       Trygve Lonnebotn .........         160,000               32
       Stephen P. Shanesy  ......         160,000                1

Compensation Committee Interlocks and Insider Participation
     During fiscal 1997, the Compensation Committee of the Board of Directors was composed of Scott A. Schoen, Thomas R. Shepherd and Warren C. Smith, Jr.

     The Company and THL Co. (which together with its affiliates owns 61.5% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the Recapitalization pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the Recapitalization, the Company paid THL Co. and an affiliate an aggregate fee of $3.25 million (the "THL Transaction Fee"). In consideration of the consulting and management advisory services, the Company pays THL Co. and its affiliate an aggregate annual fee of $360,000 plus expenses (the "Management Fee"). The Company believes that this Management Agreement is on terms no less favorable to the Company than could have been obtained from an independent third party.

     In connection with the Recapitalization, the Lee Group, certain other shareholders of the Company and the Company entered into the Shareholders Agreement. The Shareholders Agreement provides for certain restrictions on transfer of the shares beneficially owned by the parties thereto. Additionally, the Shareholders Agreement provides that, subject to certain limitations, so long as the Lee Group and their permitted transferees own at least 10% of the shares of Common Stock acquired in the Recapitalization, the Lee Group shall be entitled to three "demand" registrations which may be exercised at any time. The shareholders party to the Shareholders Agreement, including the Lee Group, are also entitled, subject to certain limitations, to include shares of Common Stock held by them in other registrations of equity securities of the Company initiated by the Company for its own account or pursuant to a request for registration by the Lee Group.

Employment Agreement
     Under the employment agreement between David A. Jones and the Company (the "Jones Employment Agreement"), Mr. Jones is entitled to a salary of $400,000 per annum (which may be increased from time to time at the discretion of the Board of Directors) and an annual bonus based upon the Company achieving certain annual performance goals established by the Board of Directors. The Jones Employment Agreement became effective on September 12, 1996 for a term of three years expiring on September 30, 1999 which automatically renews for successive one year periods unless terminated earlier upon 90 days prior written notice by either party. At any time Mr. Jones has the right to resign and terminate the agreement upon 60 days notice. Upon such resignation, the Company must pay to Mr. Jones any unpaid base salary and any accrued but unpaid bonus through the date of resignation. The agreement provides that, upon the termination of Mr. Jones' employment for death or disability, the Company will pay to Mr. Jones or his estate any unpaid base salary, any accrued but unpaid bonus through the date of termination and a pro rata portion of the bonus for such period. The Company has the right to terminate employment for "cause" (as defined) and shall be obligated to pay to Mr. Jones any unpaid base salary to the date of termination. In the event Mr. Jones is terminated without cause (as defined), the Company must pay to him any unpaid base salary, any accrued but unpaid bonus through the date of termination and Mr. Jones' base salary and any additional salary until the earlier of the end of the term of the agreement or 12 months from the date of termination as well as other benefits under the agreement.

     The agreement also provides that, during the term of the agreement or the period of time served as a director, and for one year thereafter, Mr. Jones shall not engage in or have a financial interest in any business which is involved in the industries in which the Company is engaged. The Company has also granted Mr. Jones options to purchase 911,577 shares of Common Stock at $4.39 per share, half of which become exercisable at a rate of 20% per year over a five-year period and the other half of which become exercisable at the end of ten years with accelerated vesting over each of the next five fiscal years if the Company achieves certain performance goals. In connection with the Recapitalization, Mr. Jones individually also purchased 227,895 shares of Common Stock at approximately $4.39 per share. One-half of the purchase price was paid in cash and one-half with a promissory note. The Company holds this promissory note in the principal amount of $500,000 from Mr. Jones in connection with the purchase of shares of Common Stock. Mr. Jones will receive additional salary of $35,000 annually as long as the promissory note remains outstanding.


Severance Agreements
     Each of Kent J. Hussey, Executive Vice President of Finance and Administration and Chief Financial Officer, Roger F. Warren, President/International and Contract Micropower, Trygve Lonnebotn, Executive Vice President of Operations, Stephen P. Shanesy, Senior Vice President of Marketing and General Manager of General Batteries, and Merrell M. Tomlin, Senior Vice President of Sales has entered into a severance agreement (each, a "Severance Agreement") with the Company pursuant to which, in the event that his employment is terminated during the term of the Severance Agreement (a) by the Company without cause (as defined) or (b) by reason of death or disability (as defined), the Company shall pay him an amount in cash equal to the sum of
(i) his base salary as in effect for the fiscal year ending immediately prior to the fiscal year in which such termination occurs and (ii) the annual bonus (if any) earned by him pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which such termination occurs, such amount to be paid ratably monthly in arrears over the remaining term of the Severance Agreement. In the event of such termination, the Company shall also maintain for the twelve-month period following such termination insurance benefits for such individual and his dependents similar to those provided immediately prior to such termination. Under the Severance Agreements, each of Messrs. Hussey, Warren, Lonnebotn, Shanesy and Tomlin has agreed that for one year following the later of the end of the term of the Severance Agreement or the date of termination, that he will not engage or have a financial interest in any business which is involved in the industries in which the Company is engaged. The initial term of each Severance Agreement is one year with automatic one-year renewals thereafter, subject to thirty days notice of non-renewal prior to the end of the then current term.


Director Compensation
     Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors of the Company are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. Messrs. Schoen, Shepherd and Smith receive no fees in their capacities as directors. See Item 13, "Certain Relationships and Related Transactions" for a description of certain other arrangements pursuant to which THL Co., of which they are managing directors, receives compensation from the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth as of December 16, 1997 certain information with respect to beneficial ownership of the Common Stock by each (i) director,
(ii) executive officer and (iii) beneficial owner of more than 5% of the Company's outstanding Common Stock known to the Company based on Securities and Exchange Commission filings and other available information and by all directors and executive officers of the Company as a group.

                                                       Shares of Common
                                                     Stock Beneficially
                                                           Owned(2)
                                                  --------------------------
                                                   Number of     Percentage
Name and Address(1)                               Shares         of Class
-----------------------------------------------   ------------   -----------
Thomas H. Lee Equity Fund III, L.P.(3)   ......   14,437,064         52.7%
 75 State Street, Ste. 2600
 Boston, MA 02109
Thomas H. Lee Foreign Fund III, L.P.(3)  ......      894,341          3.3
 75 State Street, Ste. 2600
 Boston, MA 02109
THL-CCI Limited Partnership(4)  ...............    1,515,753          5.5
 75 State Street, Ste. 2600
 Boston, MA 02109
David A. Jones(5)   ...........................      482,073          1.7
Kent J. Hussey(6)   ...........................       95,610            *
Roger F. Warren(7)  ...........................      583,883          2.1
Stephen P. Shanesy(8)  ........................       82,313            *
Kenneth V. Biller(9)   ........................      134,403            *
Merrell M. Tomlin(10)  ........................       66,830            *
James A. Broderick(11) ........................      231,399            *
Trygve Lonnebotn(12)   ........................      468,468          1.7
Scott A. Schoen(3)(13) ........................       72,756            *
Thomas R. Shepherd(13) ........................       37,894            *
Warren C. Smith, Jr.(3)(13)  ..................       60,640            *
All directors and executive officers of the
Company as a group (11 persons)(3)(13)   ......    2,316,269          8.3%

*Less than 1%.

 (1) Addresses are given only for beneficial owners of more than 5% of the outstanding shares of Common Stock.
 (2) Unless otherwise noted, the nature of beneficial ownership is sole voting and/or investment power, except to the extent authority is shared by spouses under applicable law. Shares of Common Stock not outstanding but deemed beneficially owned by virtue of the right of a person or group to acquire them within 60 days are treated as outstanding only for purposes of determining the number and percent of outstanding shares of Common Stock owned by such person or group.
 (3) THL Equity Advisors III Limited Partnership ("Advisors"), the general partner of the Lee Fund and Thomas H. Lee Foreign Fund III, L.P., THL Equity Trust III ("Equity Trust"), the general partner of Advisors, Thomas
     H. Lee, Scott A. Schoen, Warren C. Smith, Jr. and other managing directors of THL Co., as Trustees of Equity Trust, and Thomas H. Lee as sole shareholder of Equity Trust, may be deemed to be beneficial owners of the shares of Common Stock held by such Funds. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, MA 02109. Each of such persons disclaims beneficial ownership of all shares.
 (4) THL Investment Management Corp., the general partner of THL-CCI Limited Partnership, and Thomas H. Lee, as director and sole shareholder of THL Investment Management Corp., may also be deemed to be beneficial owners of the shares of Common Stock held by THL-CCI Limited Partnership. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, MA 02109.
 (5) Includes 4,299 shares representing Mr. Jones' proportional interest in the Lee Fund before giving effect to the allocation of fees and obligations to the Lee Fund which allocation would reduce the number of shares representing Mr. Jones' proportional interest in the Lee Fund. Mr. Jones disclaims beneficial ownership of these shares. Also includes 182,315 shares subject to options which are currently exercisable and 42,606 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

 (6) Includes 45,579 shares subject to options which are currently exercisable and 8,419 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

 (7) Includes 45,579 shares subject to options which are currently exercisable and 16,922 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

 (8) Includes 22,789 shares subject to options which are currently exercisable and 14,757 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

 (9) Includes 22,789 shares subject to options which are currently exercisable and 12,134 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

(10) Includes 22,789 shares subject to options which are currently exercisable and 8,386 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

(11) Includes 10,000 shares subject to options which are currently exercisable and 7,974 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

(12) Includes 34,184 shares subject to options which are currently exercisable and 15,754 shares allocated for the account of such individual pursuant to the Deferred Compensation Plan.

(13) Represents the proportional interest of such individual in THL-CCI Limited Partnership; in the case of Mr. Smith, also includes 14,229 shares which Mr. Smith may be deemed to beneficially own as a result of Mr. Smith's children's proportional beneficial interest in THL-CCI Limited Partnership.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The Company and THL Co. (which, together with its affiliates owns 61.5% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the Recapitalization pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the Recapitalization, the Company paid THL Co. and an affiliate the THL Transaction Fee. In consideration of the consulting and management advisory services, the Company pays THL Co. and its affiliate the Management Fee. The Company believes that this Management Agreement is on terms no less favorable to the Company than could have been obtained from an independent third party.

     The Company and David A. Jones are parties to the Jones Employment Agreement pursuant to which Mr. Jones agreed to be the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. Mr. Jones also purchased from the Company 227,895 shares of Common Stock with cash and a $500,000 promissory note held by the Company with interest payable at a rate of 7% per annum and principal payable on the earliest of the following to occur:
(i) the fifth anniversary of the note; (ii) the date on which (a) Mr. Jones terminates his employment for any reason other than a Constructive Termination (as defined in the Jones Employment Agreement) and (b) he is no longer a director of the Company; or (iii) the date the Company terminates Mr. Jones' employment for Cause (as defined in the Jones Employment Agreement). Proceeds from any sale of Mr. Jones' shares must be used to immediately prepay, in whole or in part, the principal amount of the promissory note outstanding and any accrued and unpaid interest on the portion prepaid or the holder of the promissory note may declare the entire principal amount of such note to be immediately due and payable. Mr. Jones receives additional salary of $35,000 annually during the period the promissory note is outstanding. See Item 11, "Executive Compensation--Employment Agreement."

     The Company holds five year promissory notes dated March 17, 1997 from Messrs. Hussey, Tomlin and Shanesy, in principal amounts of $75,000, $60,000 and $80,000, respectively, with interest payable at 8% per annum. Such notes were incurred in connection with the purchase of shares of Common Stock by Messrs. Hussey, Tomlin and Shanesy upon joining the Company.


     Pursuant to the 1997 Plan, on August 1, 1997, certain executive officers of the Company, including Messrs. Jones, Hussey, Tomlin and Shanesy, exercised options to purchase shares of Common Stock under the 1997 Plan with five-year promissory notes held by the Company, in principal amounts of $250,000, $50,000, $50,000 and $20,000, respectively, with interest payable at 8% per annum. On September 15, 1997, certain other executive officers, including Messrs. Warren, Lonnebotn, Shanesy and Hussey, exercised options under the 1997 Plan with, in the case of Messrs. Warren, Lonnebotn and Shanesy, five-year promissory notes held by the Company, in principal amounts of $50,003, $46,079 and $30,002, respectively, with interest payable at 8% per annum and in the case of Mr. Hussey, a non-interest bearing promissory note in the principal amount of $36,000 held by the Company of which no principal amount remains outstanding. No principal amounts have been paid to date on such other notes.

     In connection with the Recapitalization, the Lee Group, certain other shareholders of the Company and the Company entered into the Shareholders Agreement. The Shareholders Agreement provides for certain restrictions on transfer of the shares beneficially owned by the parties thereto. Additionally, the Shareholders Agreement provides that, subject to certain limitations, so long as the Lee Group and their permitted transferees own at least 10% of the shares of Common Stock acquired in the Recapitalization, the Lee Group shall be entitled to three "demand" registrations which may be exercised at any time. The shareholders party to the Shareholders Agreement including the Lee Group are also entitled, subject to certain limitations, to include shares of Common Stock held by them in other registrations of equity securities of the Company initiated by the Company for its own account or pursuant to a request for registration by the Lee Group.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
   (a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

     1. The financial statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

     2. The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule, filed as part of this Annual Report on Form 10-K.

   3. The exhibits listed in the Exhibit Index filed as part of this Annual Report on Form 10-K.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 30, 1997.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                                  Page
                                                                  -----
Independent Auditors' Report ....................................  36
Report of Independent Accountants  ..............................  37
Consolidated Balance Sheets  ....................................  38
Consolidated Statements of Operations ...........................  39
Consolidated Statements of Cash Flows ...........................  40
Consolidated Statements of Shareholders' Equity (Deficit)  ......  41
Notes to Consolidated Financial Statements  .....................  42
Independent Auditors' Report ....................................  70
Schedule II--Valuation and Qualifying Accounts ..................  71

                          Independent Auditors' Report





The Board of Directors
Rayovac Corporation:





We have audited the accompanying consolidated balance sheet of Rayovac Corporation and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of Rayovac Corporation and Subsidiaries as of June 30, 1996 and September 30, 1996, and for each of the years ended June 30, 1995 and 1996, and the transition period from July 1, 1996 to September 30, 1996, were audited by other auditors whose report thereon dated November 22, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal year 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and Subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK LLP



Milwaukee, Wisconsin
October 28, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Rayovac Corporation

     We have audited the accompanying combined consolidated balance sheets of Rayovac Corporation and Subsidiaries as of June 30, 1996 and September 30, 1996, and the related combined consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 1996 and the period July 1, 1996 to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and Subsidiaries as of June 30, 1996 and September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1996 and the period July 1, 1996 to September 30, 1996, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Milwaukee, Wisconsin
November 22, 1996

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)



                                                               June 30,     September 30,   September 30,
                                                                 1996           1996            1997
                                                               ------------ --------------- --------------
ASSETS
Current assets:
 Cash and cash equivalents   .................................  $  2,190      $    4,255     $    1,133
 Receivables:
   Trade accounts receivable, net of allowance for doubtful
    receivables of $786, $722 and $1,221, respectively  ......    55,830          62,320         76,590
   Other   ...................................................     2,322           4,156          3,079
 Inventories  ................................................    66,941          70,121         58,551
 Deferred income taxes .......................................     5,861           9,158          9,099
 Prepaid expenses and other  .................................     4,975           4,864          5,928
                                                                --------      ----------     ----------
      Total current assets   .................................   138,119         154,874        154,380
                                                                --------      ----------     ----------
Property, plant and equipment, net ...........................    73,181          68,640         65,511
Deferred charges and other   .................................     9,655           7,413          7,713
Debt issuance costs ..........................................       173          12,764          9,277
                                                                --------      ----------     ----------
      Total assets  ..........................................  $221,128      $  243,691     $  236,881
                                                                ========      ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt ........................  $ 11,631      $    8,818     $   23,880
 Accounts payable   ..........................................    38,695          46,921         57,259
 Accrued liabilities:
   Wages and benefits  .......................................     6,126           5,894          9,343
   Accrued interest ..........................................     1,890             631          5,613
   Recapitalization and other special charges  ...............        --          14,942          4,612
   Other   ...................................................    16,557          13,019         19,856
                                                                --------      ----------     ----------
      Total current liabilities ..............................    74,899          90,225        120,563
                                                                --------      ----------     ----------
Long-term debt, net of current maturities   ..................    69,718         224,845        183,441
Employee benefit obligations, net of current portion .........    12,141          12,138         11,291
Deferred income taxes  .......................................     2,584             142            735
Other   ......................................................       162           2,061          1,446
                                                                --------      ----------     ----------
      Total liabilities   ....................................   159,504         329,411        317,476
                                                                --------      ----------     ----------
Shareholders' equity (deficit):
 Common stock, $.01 par value, authorized 90,000 shares;
   issued 50,000 shares; outstanding 49,500, 20,470 and
   20,581 shares, respectively  ..............................       500             500            500
 Rayovac International Corporation common stock, $.50 value, authorized 18 shares; issued and outstanding 10 shares at
   June 30, 1996 .............................................         5              --             --
 Additional paid-in capital  .................................    12,000          15,970         15,974
 Foreign currency translation adjustment .....................     1,650           1,689          2,270
 Notes receivable from officers/shareholders   ...............        --            (500)        (1,658)
 Retained earnings  ..........................................    48,002          25,143         31,321
                                                                --------      ----------     ----------
                                                                  62,157          42,802         48,407
 Less stock held in trust for deferred compensation
   plan, 160 shares ..........................................        --              --           (962)
 Less treasury stock, at cost, 500, 29,530 and 29,419 shares,
   respectively  .............................................      (533)       (128,522)      (128,040)
                                                                --------      ----------     ----------
Total shareholders' equity (deficit)  ........................    61,624         (85,720)       (80,595)
                                                                --------      ----------     ----------
Total liabilities and shareholders' equity (deficit) .........  $221,128      $  243,691     $  236,881
                                                                ========      ==========     ==========

          See accompanying notes to consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)



                                                     Year ended June 30,      Transition
                                                   -----------------------    Period ended      Year ended
                                                                             September 30,     September 30,
                                                     1995         1996           1996              1997
                                                   ----------   ----------   ---------------   --------------
Net sales   ....................................   $415,224     $423,354       $ 101,880          $432,552
Cost of goods sold   ...........................    237,126      239,343          59,242           234,569
                                                   --------     --------       ---------          --------
  Gross profit .................................    178,098      184,011          42,638           197,983
                                                   --------     --------       ---------          --------
Operating expenses:
 Selling .......................................    108,703      116,525          27,796           122,055
 General and administrative   ..................     32,861       31,767           8,628            32,205
 Research and development  .....................      5,005        5,442           1,495             6,196
 Recapitalization charges  .....................         --           --          12,326                --
 Other special charges  ........................         --           --          16,065             3,002
                                                   --------     --------       ---------          --------
                                                    146,569      153,734          66,310           163,458
                                                   --------     --------       ---------          --------
  Income (loss) from operations  ...............     31,529       30,277         (23,672)           34,525
Interest expense  ..............................      8,644        8,435           4,430            24,542
Other expense, net   ...........................        230          552              76               378
                                                   --------     --------       ---------          --------
Income (loss) before income taxes and
 extraordinary item  ...........................     22,655       21,290         (28,178)            9,605
Income tax expense (benefit)  ..................      6,247        7,002          (8,904)            3,419
                                                   --------     --------       ---------          --------
Income (loss) before extraordinary item   ......     16,408       14,288         (19,274)            6,186
Extraordinary item, loss on early
 extinguishment of debt, net of income tax
 benefit of $777  ..............................         --           --          (1,647)               --
                                                   --------     --------       ---------          --------
  Net income (loss)  ...........................   $ 16,408     $ 14,288       $ (20,921)         $  6,186
                                                   ========     ========       =========          ========
Net income (loss) per common share:
 Income (loss) before extraordinary item  ......   $   0.32     $   0.28       $   (0.42)         $   0.28
 Extraordinary item  ...........................         --           --          ( 0.04)               --
                                                   --------     --------       ---------          --------
  Net income (loss)  ...........................   $   0.32     $   0.28       $   (0.46)         $   0.28
                                                   ========     ========       =========          ========
Weighted average shares of common stock
 outstanding   .................................     51,648       51,148          45,469            22,179
                                                   ========     ========       =========          ========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATIONAND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)



                                                                         Year ended June 30,       Transition
                                                                    -----------------------------  Period ended    Year ended
                                                                                                  September 30,   September 30,
                                                                      1995          1996              1996            1997
                                                                    ------------- --------------- --------------- --------------
Cash flows from operating activities:
 Net income (loss) ................................................  $   16,408     $  14,288       $  (20,921)    $    6,186
 Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Recapitalization and other special charges .....................          --            --           13,449             --
   Extraordinary item, loss on early extinguishment of debt  ......          --            --            2,424             --
   Amortization of debt issuance costs  ...........................         103            53            1,609          3,563
   Depreciation ...................................................      11,024        11,932            3,279         11,308
   Deferred income taxes ..........................................         346             3           (5,739)           652
   Loss (gain) on disposal of fixed assets ........................         110          (108)           1,289           (326)
   Curtailment gain   .............................................          --            --               --         (2,923)
   Changes in assets and liabilities:
    Accounts receivable  ..........................................      (2,537)       (6,166)          (8,940)       (14,794)
    Inventories ...................................................       9,004        (1,779)          (3,078)        11,987
    Prepaid expenses and other ....................................        (990)        1,148              741           (563)
    Accounts payable and accrued liabilities  .....................       2,051        (1,526)            (185)        30,905
    Accrued recapitalization and other special charges ............          --            --           14,942        (10,330)
                                                                     ----------     ---------       ----------     ----------
    Net cash provided (used) by operating activities   ............      35,519        17,845           (1,130)        35,665
                                                                     ----------     ---------       ----------     ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment   .....................     (16,938)       (6,646)          (1,248)       (10,856)
 Proceeds from sale of property, plant and equipment   ............         139           298            1,281             52
                                                                     ----------     ---------       ----------     ----------
    Net cash provided (used) by investing activities   ............     (16,799)       (6,348)              33        (10,804)
                                                                     ----------     ---------       ----------     ----------
Cash flows from financing activities:
 Reduction of debt ................................................    (106,383)     (104,526)        (107,090)      (135,079)
 Proceeds from debt financing  ....................................      85,698        96,252          259,489        108,890
 Cash overdraft ...................................................       3,925         2,339           (2,493)           164
 Debt issuance costs  .............................................          --            --          (14,373)            --
 Extinguishment of debt  ..........................................          --            --           (2,424)            --
 Proceeds from direct financing lease   ...........................          --            --               --            100
 Distributions from DISC ..........................................      (1,500)       (5,187)          (1,943)            --
 Issuance of stock ................................................          --            --               --            271
 Acquisition of treasury stock ....................................          --          (533)        (127,925)        (3,343)
 Exercise of stock options  .......................................          --            --               --          1,438
 Payments on capital lease obligation   ...........................          --          (295)             (84)          (426)
                                                                     ----------     ---------       ----------     ----------
    Net cash provided (used) by financing activities   ............     (18,260)      (11,950)           3,157        (27,985)
                                                                     ----------     ---------       ----------     ----------
Effect of exchange rate changes on cash and cash
 equivalents ......................................................        (345)             (2)             5              2
                                                                     ----------     ------------    ----------     ----------
    Net increase (decrease) in cash and cash equivalents   .                115          (455)           2,065         (3,122)
Cash and cash equivalents, beginning of period   ..................       2,530         2,645            2,190          4,255
                                                                     ----------     -----------     ----------     ----------
Cash and cash equivalents, end of period   ........................  $    2,645     $   2,190       $    4,255     $    1,133
                                                                     ==========     ===========     ==========     ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest  ..........................................  $    8,789     $   7,535       $    7,977     $   16,030
 Cash paid for income taxes .......................................       8,821         5,877              419          1,172
                                                                     ==========     ===========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                (Dollars in thousands, except per share amounts)

                                       41


                                                                          Rayovac
                                                                       International
                                                                        Corporation
                                                                       common stock
                                                   Common Stock           (DISC)                      Foreign
                                               --------------------- ----------------- Additional    currency
                                                                                        paid-in     translation
                                                Shares      Amount   Shares   Amount    capital      adjustment
                                               ------------ -------- -------- -------- ------------ -------------
Balances at June 30, 1994   ..................    50,000      $500      10     $ 5       $12,000       $1,555
                                                  ------      ----      --     ---       -------       ------
Net income   .................................        --        --      --      --            --           --
Distributions from DISC  .....................        --        --      --      --            --           --
Translation adjustment   .....................        --        --      --      --            --          424
Adjustment of additional minimum pension
 liability   .................................        --        --      --      --            --           --
                                                  ------      ----      --     ---       -------       ------
Balances at June 30, 1995   ..................    50,000       500      10       5        12,000        1,979
                                                  ------      ----      --     ---       -------       ------
Net income   .................................        --        --      --      --            --           --
Distributions from DISC  .....................        --        --      --      --            --           --
Translation adjustment   .....................        --        --      --      --            --         (329)
Adjustment of additional minimum pension
 liability   .................................        --        --      --      --            --           --
Treasury stock acquired  .....................      (500)       --      --      --            --           --
                                                  ------      ----      --     ---       -------       ------
Balances at June 30, 1996   ..................    49,500       500      10       5        12,000        1,650
                                                  ------      ----      --     ---       -------       ------
Net loss  ....................................        --        --      --      --            --           --
Common stock acquired in Recapitalization  ...   (29,030)       --      --      --            --           --
Exercise of stock options   ..................        --        --      --      --         3,970           --
Increase in cost of existing treasury stock           --        --      --      --            --           --
Note receivable from officers/shareholders ...        --        --      --      --            --           --
Termination of DISC   ........................        --        --     (10)       (5)         --           --
Translation adjustment   .....................        --        --      --      --            --           39
                                                 -------      ----     ---     -----     -------       ------
Balances at September 30, 1996 ...............    20,470       500      --      --        15,970        1,689
                                                 -------      ----     ---     -----     -------       ------
Net income   .................................        --        --      --      --            --           --
Sale of common stock  ........................       111        --      --      --             4           --
Treasury stock acquired  .....................      (556)       --      --      --            --           --
Exercise of stock options and sale of common
 stock to trust ..............................       556        --      --      --            --           --
Notes receivable from officers/shareholders           --        --      --      --            --           --
Adjustment of additional minimum pension
 liability   .................................        --        --      --      --            --           --
Translation adjustment   .....................        --        --      --      --            --          581
                                                 -------      ----     ---     -----     -------       ------
Balances at September 30, 1997 ...............    20,581      $500      --     $--       $15,974       $2,270
                                                 =======      ====     ===     =====     =======       ======



                                                  Notes                                                  Total
                                                receivable                    Stock                  shareholders'
                                                officers/     Retained       held in    Treasury        equity
                                               shareholders   earnings        trust      stock         (deficit)
                                               -------------- -------------- --------- ------------- --------------
Balances at June 30, 1994   ..................   $     --      $  23,862      $   --    $       --    $  37,922
                                                 --------      ---------      ------    ----------    ---------
Net income   .................................         --         16,408          --            --       16,408
Distributions from DISC  .....................         --         (1,500)         --            --       (1,500)
Translation adjustment   .....................         --             --          --            --          424
Adjustment of additional minimum pension
 liability   .................................         --            333          --            --          333
                                                 --------      ---------      ------    ----------    ---------
Balances at June 30, 1995   ..................         --         39,103          --            --       53,587
                                                 --------      ---------      ------    ----------    ---------
Net income   .................................         --         14,288          --            --       14,288
Distributions from DISC  .....................         --         (5,187)         --            --       (5,187)
Translation adjustment   .....................         --             --          --            --         (329)
Adjustment of additional minimum pension
 liability   .................................         --           (202)         --            --         (202)
Treasury stock acquired  .....................         --             --          --          (533)        (533)
                                                 --------      ---------      ------    ----------    ---------
Balances at June 30, 1996   ..................         --         48,002          --          (533)      61,624
                                                 --------      ---------      ------    ----------    ---------
Net loss  ....................................         --        (20,921)         --            --      (20,921)
Common stock acquired in Recapitalization  ...         --             --          --      (127,425)    (127,425)
Exercise of stock options   ..................         --             --          --            --        3,970
Increase in cost of existing treasury stock            --             --          --          (564)        (564)
Note receivable from officers/shareholders ...       (500)            --          --            --         (500)
Termination of DISC   ........................         --         (1,938)         --            --       (1,943)
Translation adjustment   .....................         --             --          --            --           39
                                                 --------      ---------      ------    ----------    ---------
Balances at September 30, 1996 ...............       (500)        25,143          --      (128,522)     (85,720)
                                                 --------      ---------      ------    ----------    ---------
Net income   .................................         --          6,186          --            --        6,186
Sale of common stock  ........................         --             --          --           482          486
Treasury stock acquired  .....................         --             --          --        (3,343)      (3,343)
Exercise of stock options and sale of common
 stock to trust ..............................         --             --        (962)        3,343        2,381
Notes receivable from officers/shareholders        (1,158)            --          --            --       (1,158)
Adjustment of additional minimum pension
 liability   .................................         --               (8)       --            --             (8)
Translation adjustment   .....................         --             --          --            --          581
                                                 --------      -----------    ------    ----------    -----------
Balances at September 30, 1997 ...............   $ (1,658)     $  31,321      $ (962)   $ (128,040)   $ (80,595)
                                                 ========      ===========    ======    ==========    ===========

          See accompanying notes to consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)

1. Description of Business and Recapitalization

     Rayovac Corporation and its wholly owned subsidiaries (Company) manufacture and market a variety of battery types including general (alkaline, rechargeables, heavy duty, lantern and general purpose), button cell and lithium. The Company also produces a variety of lighting devices such as flashlights and lanterns. The Company's products are sold primarily to retailers in the United States, Canada, Europe, and the Far East.

     Effective as of September 12, 1996, the Company, all of the shareholders of the Company, Thomas H. Lee Equity Fund III L.P. (Lee Fund) and other affiliates of Thomas H. Lee Company (THL Co.) completed a recapitalization of the Company (Recapitalization) pursuant to which: (i) the Company obtained senior financing in an aggregate of $170,000, of which $131,000 was borrowed at the closing of the Recapitalization; (ii) the Company obtained $100,000 in financing through the issuance of senior subordinated increasing rate notes of the Company (Bridge Notes); (iii) the Company redeemed a portion of the shares of common stock held by the former President and Chief Executive Officer of the Company; (iv) the Lee Fund and other affiliates of THL Co. purchased for cash shares of common stock owned by shareholders of the Company; and (v) the Company repaid certain of its outstanding indebtedness, including prepayment fees and penalties. The prepayment fees and penalties paid have been recorded as an extraordinary item in the Consolidated Statements of Operations. Other non-recurring charges of $12,300 related to the Recapitalization were also expensed, including $2,200 in advisory fees paid to the financial advisor to the Company's selling shareholders; various legal and consulting fees of $2,800; and $7,300 of stock option compensation, severance payments and employment contract settlements for the benefit of certain present and former officers, directors and management of the Company. Payment for these costs was or is expected to be as follows: (i) $8,900 was paid prior to September 30, 1996; (ii) $2,815 was paid in fiscal year 1997 and (iii) $585 is expected to be paid in fiscal year 1998.

     In 1996, the Company changed its fiscal year end from June 30 to September
30. For clarity of presentation herein, the period from July 1, 1996, to September 30, 1996 is referred to as the "Transition Period Ended September 30, 1996" or "Transition Period."


2. Significant Accounting Policies and Practices
   a. Principles of Combination and Consolidation: The consolidated financial statements include the financial statements of Rayovac Corporation and its wholly owned subsidiaries. Rayovac International Corporation, a Domestic International Sales Corporation (DISC) which was owned by the Company's shareholders, was combined with Rayovac Corporation through August 1996, when the DISC was terminated and the net assets distributed to its shareholders. All intercompany transactions have been eliminated. For reporting purposes, all financial statements are referred to as "consolidated" financial statements.

   b. Revenue Recognition: The Company recognizes revenue from product sales upon shipment to the customer.

   c. Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   d. Cash Equivalents: For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

   e. Concentrations of Credit Risk, Major Customers and Employees: The Company's trade receivables are subject to concentrations of credit risk as three principal customers accounted for 26%, 24% and 24% of the outstanding trade receivables as of June 30, 1996, and September 30, 1996 and 1997, respectively. The Company derived 28%, 28%, 25% and 29% of its net sales during the years ended June 30, 1995

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
2. Significant Accounting Policies and Practices--Continued

      and 1996, the Transition Period, and the year ended September 30, 1997, respectively, from the same three customers.

        The Company has one customer that represented over 10% of its net sales. The Company derived 16%, 18%, 18%, and 20% of its net sales from this customer during the years ended June 30, 1995 and 1996, the Transition Period, and the year ended September 30, 1997, respectively.

        A significant number of the Company's factory employees are represented by one of four labor unions. The Company has recently entered into collective bargaining agreements with its Madison and Fennimore, Wisconsin employees each of which expires in 2000. The Company's collective bargaining agreement with 24 of its Washington, United Kingdom employees is scheduled to expire in December 1997. In addition, the Company's collective bargaining agreements with its 5 Hayward, California and 203 Portage, Wisconsin employees are scheduled to expire in May and July 1998, respectively. The Company believes its relationship with its employees is good and there have been no work stoppages involving Company employees since 1981.

   f. Displays and Fixtures: The costs of displays and fixtures are capitalized and recorded as a prepaid asset and charged to expense when shipped to a customer location. Such prepaid assets amount to approximately $1,068, $730 and $1,456 as of June 30, 1996, and September 30, 1996 and 1997, respectively.

   g. Inventories: Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

   h. Property, Plant and Equipment: Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:


        Building and improvements ............ 20-30 years
        Machinery, equipment and other  ......  5-20 years

   i. Debt Issuance Costs: Debt issuance costs are capitalized and amortized to interest expense over the lives of the related debt agreements.

   j. Accounts Payable: Included in accounts payable at June 30, 1996, and September 30, 1996 and 1997, is approximately $7,805, $5,312, and $5,476, respectively, of book overdrafts on disbursement accounts which were replenished prior to the presentation of checks for payment.

   k. Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   l. Foreign Currency Translation: Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are accumulated as a separate component of shareholders' equity (deficit). Exchange gains (losses) on foreign currency transactions aggregating ($112), ($750), ($70), and ($639) for the years ended June 30, 1995 and 1996, the Transition Period, and the year ended September 30, 1997, respectively, are included in other expense, net, in the Consolidated Statements of Operations.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
2. Significant Accounting Policies and Practices--Continued

   m. Advertising Costs: The Company incurred expenses for advertising of $25,556, $29,976, $7,505 and $24,326 in the years ended June 30, 1995 and 1996, the Transition Period, and the year ended September 30, 1997, respectively. The Company expenses advertising production costs as such costs are incurred.

   n. Net Income (Loss) Per Share: Net income (loss) per share data has been computed using the weighted average number of shares of common stock and common equivalent shares from stock options (when dilutive using the treasury stock method). Stock options issued during the 12-month period prior to the Company's proposed initial public offering have been included in the calculation as if they were outstanding for all periods presented (even if antidilutive using the treasury stock method and the anticipated initial public offering price). Net income (loss) per share on a historical basis (per APB 15) was $0.33, $0.29, and $(0.48) for fiscal 1995, 1996, and the Transition Period, respectively.

   o. Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

        The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable. The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on floating rate debt at a rate of 6.16% for notional principal amount of $62,500 through October 1999. The fair value of this contract at September 30, 1997 is ($159).

        The Company enters into forward foreign exchange contracts relating to the anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense, net. The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable. The Company has approximately $3,100 of forward exchange contracts at September 30, 1997. The fair value at September 30, 1997, approximated the contract value.

        The Company is exposed to risk from fluctuating prices for commodities used in the manufacturing process. The Company hedges some of this risk through the use of commodity calls and puts. The Company is buying calls, which allow the Company to purchase a specified quantity of zinc through a specified date for a fixed price, and writing puts, which allow the buyer to sell to the Company a specified quantity of zinc through a specified date at a fixed price. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodity. The cost of the calls, and the premiums received from the puts, are amortized over the life of the agreements and are recorded in cost of goods sold, along with the effect of the put and call agreements. At September 30, 1997, the Company has purchased a series of calls with a contract value of approximately $2,800 and sold a series of puts with a contact value of approximately $2,400 for the period from October through March designed to set a ceiling and floor price. While these transactions have no carrying value, the fair value of these contracts was approximately $138 at September 30, 1997. The Company has a receivable at September 30, 1997, of approximately $222 in the accompanying consolidated balance sheet from the settlement of September contracts.

        These fair values represent the estimated amount the Company would receive or pay to terminate agreements at September 30, 1997, taking into consideration current market rates and the current credit worthiness of the counterparties based on dealer quotes. The Company may be exposed to credit loss in

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
2. Significant Accounting Policies and Practices--Continued

      the event of nonperformance by the counterparties to these contracts, but does not anticipate such nonperformance.

   p. Environmental Expenditures: Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

   q. Stock Split: In September 1996, the Company's Board of Directors declared a five-for-one stock split. A total of 16,376 additional shares were issued in conjunction with the stock split to shareholders of record. All applicable share and per share amounts herein have been restated to reflect the stock split retroactively.

   r. Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation.

        The Company has reclassified certain promotional expenses, previously reported as a reduction of net sales, to selling expense. The amounts which have been reclassified are $24,236 and $23,970 for the years ended June 30, 1995 and 1996, respectively, $6,899 for the Transition Period ended September 30, 1996, and $28,702 for the year ended September 30, 1997.

   s. Impact of Recently Issued Accounting Standards: In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 will be effective for periods ending after December 15, 1997, and specifies the computation, presentation, and disclosure requirements for earnings per share. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computations of the Company assuming the current capital structure.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (FAS 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. FAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement, and
      (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (FAS 131), which is effective for financial statements for periods beginning after December 15, 1997. FAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

3. Inventories
     Inventories consist of the following:

                             June 30,     September 30,     September 30,
                               1996           1996              1997
                             ----------   ---------------   --------------
   Raw material  .........     $24,238        $25,300          $23,291
   Work-in-process  ......      19,081         14,651           15,286
   Finished goods   ......      23,622         30,170           19,974
                              --------        -------          -------
                               $66,941        $70,121          $58,551
                              ========        =======          =======

4. Property, Plant and Equipment
     Property, plant and equipment consist of the following:



                                             June 30,     September 30,     September 30,
                                               1996           1996              1997
                                             ----------   ---------------   --------------
   Land, building and improvements  ......   $15,469         $ 16,824          $ 10,752
   Machinery, equipment and other   ......   117,248          117,754           120,894
   Construction in process ...............     5,339            6,232            11,326
                                             -------         --------          --------
                                             138,056          140,810           142,972
   Less accumulated depreciation .........    64,875           72,170            77,461
                                             -------         --------          --------
                                             $73,181         $ 68,640          $ 65,511
                                             =======         ========          ========

5. Debt
     Debt consists of the following:



                                                                  June 30,     September 30,     September 30,
                                                                    1996           1996              1997
                                                                  ----------   ---------------   --------------
   Term loan facility   .......................................     $    --       $105,000         $ 100,500
   Revolving credit facility  .................................          --         23,500             4,500
   Series B Senior Subordinated Notes, due November 1,
    2006, with interest at 101/4% payable semi-annually  ......          --             --           100,000
   Bridge Notes   .............................................          --        100,000                --
   Debt paid September 1996 due to Recapitalization:
    Senior Secured Notes due 1997 through 2002  ...............      29,572             --                --
    Subordinated Notes due through 2003   .....................       7,270             --                --
    Revolving credit facility .................................      39,250             --                --
   Notes payable in Pounds Sterling to a foreign bank, due
    on demand, with interest at bank's base rate plus
    1.87%   ...................................................       1,242            939                --
   Capitalized lease obligation  ..............................       1,330          1,246               866
   Notes and obligations, weighted average interest rate of
    5.24% at September 30, 1997  ..............................       2,685          2,978             1,455
                                                                   --------       --------         ---------
                                                                     81,349        233,663           207,321
   Less current maturities ....................................      11,631          8,818            23,880
                                                                   --------       --------         ---------
   Long-term debt .............................................     $69,718       $224,845         $ 183,441
                                                                   ========       ========         =========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
5. Debt --Continued

     On September 12, 1996, the Company executed a Credit Agreement (Agreement) arranged by BA Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and certain of its affiliates for a group of financial institutions and other accredited investors. The Agreement provides for senior bank facilities, including term and revolving credit facilities in an aggregate amount of $170,000. Interest on borrowings is computed, at the Company's option, based on the Bank of America Illinois' base rate, as defined, (Base
Rate) or the Interbank Offering Rate (IBOR).

     The term loan facility includes: (i) Tranche A term loan of $55,000, quarterly amortization ranging from $1,000 to $3,750 beginning December 31, 1996, through September 30, 2002, interest at the Base Rate plus 1.5% per annum or at IBOR plus 2.5% per annum (8.49% at September 30, 1997); (ii) Tranche B term loan of $25,000, quarterly amortization amounts of $62.5 during each of the first six years and $5,875 in the seventh year beginning December 31, 1996, through September 30, 2003, interest at the Base Rate plus 2.0% per annum, or IBOR plus 3.0% per annum (8.93% at September 30, 1997); (iii) Tranche C term loan of $25,000, quarterly amortization of $62.5 during each of the first seven years and $5,812.5 during the eighth year beginning December 31, 1996, through September 30, 2004; interest at the Base Rate plus 2.25% per annum or IBOR plus 3.25% per annum (9.10% at September 30, 1997).

     The revolving credit facility provides for aggregate working capital loans up to $65,000 through September 30, 2002, reduced by outstanding letters of credit ($10,000 limit), and other existing credit facilities and outstanding obligations (approximately $5,000 at September 30, 1997). Interest on borrowings is at the Base Rate plus 1.5% per annum or IBOR plus 2.5% per annum (10.0% at September 30, 1997). The Company had outstanding letters of credit of approximately $631 at September 30, 1997. A fee of 2.5% per annum is payable on the outstanding letters of credit. The Company also incurs a fee of .25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. The revolving credit facility must be reduced for 30 consecutive days to no more than $5,000 for the fiscal year ending September 30, 1998, and to zero for any fiscal year thereafter.

     The Agreement contains financial covenants with respect to borrowings which include fixed charge coverage, adjusted net worth, and minimum earnings before interest, income taxes, depreciation, amortization. In addition, the Agreement restricts capital expenditures and the payment of dividends. The Company is required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the revolving credit facility. The Tranche A term loan and the revolving credit facility interest rates may be adjusted downward if the Company's leverage ratio, as defined, decreases. Borrowings under the Agreement are collateralized by substantially all the assets of the Company. The Agreement also contains certain mandatory prepayment provisions, one of which requires the Company to pay down $14.5 million by December 29, 1997 due to excess cash flow generated as of September 30, 1997.

     On October 22, 1996, the Company completed a private debt offering of 101/4% Senior Subordinated Notes due in 2006 (Old Notes) pursuant to an Indenture. In March 1997, the Company exchanged the Old Notes for 101/4% Series B Senior Subordinated Notes due in 2006 (New Notes) registered with the Securities and Exchange Commission. The terms of the New Notes are identical in all material respects to terms of the Old Notes. On or after November 1, 2001 or in certain circumstances, after a public offering of equity securities of the Company, the New Notes will be redeemable at the option of the Company, in whole or in part, at prescribed redemption prices plus accrued and unpaid interest.

     Upon a change in control, the Company shall be required to repurchase all or any part of the New Notes at a purchase price equal to 101% of the aggregate principal amount. The Company is also required to repurchase all or a portion of the New Notes upon consummation of an asset sale, as defined, in excess of $5,000.

     The terms of the New Notes restrict or limit the ability of the Company and its subsidiaries to, among other things, (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
5. Debt --Continued

stock, (iii) create liens, (iv) incur dividend and other payment restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations under the New Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's directly and wholly owned subsidiary, ROV Holding, Inc. (ROV or Guarantor Subsidiary). The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the New Notes (Nonguarantor Subsidiaries), are directly and wholly owned by ROV. See note 17.

     The proceeds from the new Notes were used to pay down the Bridge Notes. The Bridge Notes bore interest at prime plus 3.5%.

     The aggregate scheduled maturities of debt are as follows:


          Year ending September 30,
1998 ..............................  $ 23,880
1999 ..............................    12,441
2000 ..............................    10,500
2001 ..............................    12,500
2002 ..............................    15,500
Thereafter ........................   132,500
                                     --------
                                     $207,321
                                     ========

     The capitalized lease obligation is payable in Pounds Sterling in installments of $425 in 1998 and $441 in 1999.

     The carrying values of the debt instruments noted above are approximately 96% of their estimated fair values.


6. Shareholders' Equity (Deficit)
     During the year ended June 30, 1996, the former principal shareholder of the Company granted an officer and a director options to purchase 235 shares of common stock owned by the shareholder personally at exercise prices per share ranging from $3.65 to $5.77 (the book values per share at the respective dates of grant). These options were exercised in conjunction with the Recapitalization and resulted in a charge to earnings of approximately $3,970 during the Transition Period and an increase in additional paid-in capital in the Consolidated Statements of Shareholders' Equity (Deficit).

     Treasury stock acquired during the year ended June 30, 1996 was subject to an agreement which provided the selling shareholder with additional compensation for the common stock sold if a change in control occurred within a specified period of time. As a result of the Recapitalization, the selling shareholder was entitled to an additional $564, which is reflected as an increase in treasury stock in the Consolidated Statements of Shareholders' Equity (Deficit).

     Retained earnings includes DISC retained earnings of $1,594 at June 30, 1996. In August 1996, the DISC was terminated and the net assets were distributed to its shareholders.

     In January 1997, the Company established a trust to fund future payments under a deferred compensation plan. Certain employees eligible to participate in the plan assigned stock options to the plan. The plan exercised the options and purchased 160 shares of the Company's common stock. Shares issued to the trust are valued at $962 and are reflected as a reduction of stockholders' equity in the consolidated balance sheet.

     The Company and the former principal shareholder of the Company, entered into a Stock Sale Agreement, dated as of August 1, 1997 pursuant to which the former principal shareholder sold 2,023 shares of common stock at $6.01 per share to the Company and to the Thomas H. Lee Equity Fund III, L.P. (the "Lee Fund") and certain other affiliates of Thomas H. Lee Company ("THL Co.," the Lee Fund and such other affiliates being referred to

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
6. Shareholders' Equity (Deficit) --Continued

herein as the "Lee Group"). The Stock Sale Agreement provides that, among other things, if (i) the Company enters into a business combination or other transaction with a third party whereby less than a majority of the outstanding capital stock of the surviving entity is owned by the Lee Group, and (ii) such business combination or other transaction is the result of negotiations or discussions entered into prior to December 31, 1997 and such combination is consummated prior to June 30, 1998, then the Lee Group will remit to the former principal shareholder all amounts, if any, received by the Lee Group (or any affiliated transferee of shares owned by the Lee Group) from the sale of the shares of common stock to such third party in excess of $6.01 per share. In September 1997, another former shareholder sold 205 shares of common stock to the Company and the Lee Group under similar terms.

     On October 22, 1997, the shareholders of the Company approved the authorization of 5,000 shares of Preferred Stock, $.01 par value, and an increase in authorized shares of Common Stock from 90,000 to 150,000.


7. Stock Option Plans
     Effective September 1996, the Company's Board of Directors (Board) approved the Rayovac Corporation 1996 Stock Option Plan (1996 Plan) which is intended to afford an incentive to select employees and directors of the Company to promote the interests of the Company. Under the 1996 Plan, stock options to acquire up to 3,000 shares of common stock, in the aggregate, may be granted under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the next five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the Plan.

     On September 3, 1997, the Board adopted the 1997 Rayovac Incentive Plan (Incentive Plan) which was approved by the Shareholders on October 22, 1997 and expires in August 2007. The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights (SARs), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the Incentive Plan. Up to 3,000 shares of common stock may be issued under the Incentive Plan.

     During 1997, the Company adopted the Rayovac Corporation 1997 Stock Option Plan (1997 Plan). Under the 1997 Plan, stock options to acquire up to 665 shares of common stock, in the aggregate, may be granted. The exercise price is $6.01. The 1997 Plan and each option granted thereunder expire no later than November 30, 1997.

     A summary of the status of the Company's plan is as follows:


                                                     Transition period ended                Year ended
                                                        September 30, 1996              September 30, 1997
                                                  ------------------------------   -----------------------------
                                                              Weighted-average                 Weighted-average
                                                  Options      exercise price      Options      exercise price
                                                  ---------   ------------------   ---------   -----------------
     Outstanding, beginning of period .........        --           $  --           1,464           $ 4.39
     Granted  .................................     1,464            4.30           1,410             5.03
     Exercised   ..............................        --              --            (556)            6.01
                                                    -----           -----           -----           ------
     Outstanding, end of period ...............     1,464           $4.30           2,318           $ 4.33
                                                    =====           =====           =====           ======
     Options exercisable, end of period  ......        40           $1.14             496           $ 4.13
                                                    =====           =====           =====           ======

     The stock options outstanding on September 30, 1997, have a weighted-average remaining contractual life estimated at 9.5 years.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
7. Stock Option Plans --Continued


                                                              Transition
                                                             period ended            Year ended
                                                          September 30, 1996     September 30, 1997
                                                          --------------------   -------------------
   Weighted-average grant-date
    fair value of options granted during period  ......         $1.92                  $1.84
   Assumptions used:
    Risk-free interest rate ...........................          6.78%                  6.78%
    Expected life  ....................................        8 years                8 years

     The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized in the Consolidated Statements of Operations. Had the Company recognized compensation expense determined on the fair value at the grant dates for awards under the plans consistent with the method prescribed by FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS No. 123), the Company's net income (loss) and net income (loss) per share, on a pro forma basis, for the Transition Period and the year ended September 30, 1997, would have been ($21,035) and ($0.46) per share and $5,680 and $0.26 per share, respectively. The effects of applying FASB 123 may not be representative of the effects on reported net income (loss) for future years.


8. Income Taxes
     Pretax income (loss) (income (loss) before income taxes and extraordinary item) and income tax expense (benefit) consist of the following:


                                               Years ended
                                                June 30,             Transition           Year
                                        -------------------------    period ended         ended
                                                                    September 30,     September 30,
                                         1995          1996             1996              1997
                                        -----------   -----------   ---------------   --------------
Pretax income (loss):
    United States  ..................    $16,505       $17,154        $ (27,713)         $6,214
    Outside the United States  ......      6,150         4,136           (2,889)          3,391
                                         -------       -------        ---------          ------
   Total pretax income (loss)  ......    $22,655       $21,290        $ (30,602)         $9,605
                                         =======       =======        =========          ======
   Income tax expense (benefit):
    Current:
     Federal ........................    $ 3,923       $ 5,141        $  (3,870)         $2,926
     Foreign ........................        797         1,469              (72)           (176)
     State   ........................      1,181           389               --              17
                                         -------       -------        ---------          ------
    Total current                          5,901         6,999           (3,942)          2,767
                                         -------       -------        ---------          ------
    Deferred:
     Federal ........................        799            54           (3,270)           (842)
     Foreign ........................       (544)          (57)            (847)            809
     State   ........................         91             6           (1,622)            685
                                         -------       -------        ---------          ------
    Total deferred ..................        346             3           (5,739)            652
                                         -------       -------        ---------          ------
                                         $ 6,247       $ 7,002        $  (9,681)         $3,419
                                         =======       =======        =========          ======

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
8. Income Taxes --Continued

     The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:


                                                                 Years ended
                                                                  June 30,           Transition           Year
                                                            ---------------------    period ended         ended
                                                                                    September 30,     September 30,
                                                             1995        1996           1996              1997
                                                            ---------   ---------   ---------------   --------------
Statutory Federal income tax rate   .....................     35.0%       35.0%          35.0%             35.0%
   DISC/FSC commission income ...........................     (5.9)       (5.2)           0.4              (1.2)
   Effect of foreign items and rate differentials  ......     (4.0)        1.0           (1.2)              0.3
   State income taxes, net ..............................      3.6         1.1            3.9               4.9
   Reduction of prior year tax provision  ...............       --          --             --              (3.0)
   Nondeductible recapitalization charges ...............       --          --           (6.2)               --
   Other ................................................     (1.1)        1.0           (0.3)             (0.4)
                                                              ----        ----           ----              ----
                                                              27.6%       32.9%          31.6%             35.6%
                                                              ====        ====           ====              ====

     The components of the net deferred tax asset and types of significant basis differences were as follows:


                                                         June 30,       September 30,     September 30,
                                                           1996             1996              1997
                                                         ------------   ---------------   --------------
   Current deferred tax assets:
    Recapitalization charges  ........................    $     --         $  2,991         $    792
    Inventories and receivables  .....................       1,395            1,407            1,495
    Marketing and promotional accruals ...............       1,498            1,252            3,256
    Employee benefits   ..............................       1,554            1,780            1,509
    Environmental accruals ...........................         420              752              679
    Other   ..........................................         994              976            1,368
                                                          --------         --------         --------
     Total current deferred tax assets ...............       5,861            9,158            9,099
                                                          --------         --------         --------
   Noncurrent deferred tax assets:
    Employee benefits   ..............................       3,053            4,504            4,214
    State net operating loss carryforwards   .........          --            1,249              468
    Package design expense ...........................         532              523              927
    Promotional expense ..............................         784              854              594
    Other   ..........................................       1,516            1,475            1,753
                                                          --------         --------         --------
     Total noncurrent deferred tax assets ............       5,885            8,605            7,956
                                                          --------         --------         --------
   Noncurrent deferred tax liabilities:
    Property, plant, and equipment  ..................      (8,430)          (8,708)          (8,651)
    Other   ..........................................         (39)             (39)             (40)
                                                          --------         --------         --------
     Total noncurrent deferred tax liabilities  ......      (8,469)          (8,747)          (8,691)
                                                          --------         --------         --------
   Net noncurrent deferred tax liabilities   .........    $ (2,584)        $   (142)        $   (735)
                                                          ========         ========         ========

     At September 30, 1997, the Company has operating loss carryforwards for state income tax purposes of approximately $6,000, which expire generally in years through 2012.

     During 1995, the Company used approximately $3,200 of foreign net operating loss carryforwards for which a deferred tax asset had not been recognized in prior years due to uncertainty regarding future earnings of the subsidiaries to which the carryforwards related. As a result, the Company reversed the valuation allowance of $1,240 recorded at June 30, 1994, in 1995.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
8. Income Taxes --Continued

     Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $4,342, $4,216, and $4,737 at June 30, 1996, and September 30, 1996 and 1997,
respectively), either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.


9. Leases
     Future minimum rental commitments under noncancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:


   Year ending September 30,
   1998   ..................    $ 6,828
   1999   ..................      5,404
   2000   ..................      4,455
   2001   ..................      4,012
   2002   ..................      4,017
   Thereafter   ............     34,112
                                -------
                                $58,828
                                =======

     The above lease commitments include payments under leases for the corporate headquarters facilities and other properties from partnerships in which one of the Company's former shareholders is a partner. Annual minimum rental commitments on the headquarters facility of $2,817 are subject to an adjustment based upon changes in the Consumer Price Index. The leases on the other properties require annual lease payments of $470 subject to annual inflationary increases. All of the leases expire during the years 1998 through 2013.

     Total rental expense was $8,189, $8,213, $1,995, and $8,126, for the years ended June 30, 1995 and 1996, the Transition Period, and the year ended September 30, 1997, respectively.


10. Postretirement Pension Benefits
     The Company has various defined benefit pension plans covering substantially all of its domestic employees. Plans covering salaried employees provide pension benefits that are based on the employee's average compensation for the five years which yield the highest average during the 10 consecutive years prior to retirement. Plans covering hourly employees and union members generally provide benefits of stated amounts for each year of service. The Company's policy is to fund pension costs at amounts within the acceptable ranges established by the Employee Retirement Income Security Act of 1974.

     The Company also has nonqualified deferred compensation agreements with certain of its employees under which the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund these agreements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
10. Postretirement Pension Benefits --Continued

     Net periodic pension cost for the aforementioned plans is summarized as follows:


                                                          Years ended
                                                           June 30,             Transition           Year
                                                   -------------------------    period ended         ended
                                                                               September 30,     September 30,
                                                    1995          1996             1996              1997
                                                   -----------   -----------   ---------------   --------------
Service cost   .................................      $1,711        $1,501         $2,149            $1,705
   Interest cost  ..............................       3,390         3,513            944             3,834
   Actual return on plan assets  ...............      (2,054)       (7,880)          (605)           (6,191)
   Net amortization and deferral ...............        (708)        4,994           (166)            2,763
   Curtailment gain  ...........................          --            --             --            (2,923)
                                                    --------      --------         ------          --------
     Net periodic pension cost (benefit)  ......    $  2,339      $  2,128         $2,322          $   (812)
                                                    ========      ========         ======          ========

     The following tables set forth the plans' funded status:


                                                                                    June 30, 1996
                                                                           --------------------------------
                                                                           Assets exceed      Accumulated
                                                                            accumulated        benefits
                                                                             benefits        exceed assets
                                                                           ---------------   --------------
   Actuarial present value of benefit obligations:
    Vested benefit obligation ..........................................      $ 24,927         $  19,138
    Accumulated benefit obligation  ....................................        25,576            19,932
                                                                              ========         =========
   Projected benefit obligation  .......................................      $ 31,462         $  19,932
   Plan assets at fair value, primarily listed stocks, bonds and
    cash equivalents ...................................................        32,297             9,349
                                                                              --------         ---------
   Projected benefit obligation (in excess of) less than plan assets ...           835           (10,583)
   Unrecognized net gain   .............................................        (2,341)             (893)
   Unrecognized net obligation (asset) .................................          (211)            4,711
   Additional minimum liability  .......................................            --            (3,823)
                                                                              --------         ---------
     Pension liability  ................................................      $ (1,717)        $ (10,588)
                                                                              ========         =========


                                                                                  September 30, 1996
                                                                           --------------------------------
                                                                           Assets exceed      Accumulated
                                                                            accumulated        benefits
                                                                             benefits        exceed assets
                                                                           ---------------   --------------
   Actuarial present value of benefit obligations:
    Vested benefit obligation ..........................................      $ 25,273         $  19,495
    Accumulated benefit obligation  ....................................        25,930            20,305
                                                                              ========         =========
   Projected benefit obligation  .......................................      $ 31,910         $  20,305
   Plan assets at fair value, primarily listed stocks, bonds and
    cash equivalents ...................................................        32,341             9,364
                                                                              --------         ---------
   Projected benefit obligation (in excess of) less than plan assets ...           431           (10,941)
   Unrecognized net gain   .............................................        (2,147)             (832)
   Unrecognized net obligation (asset) .................................          (208)            2,894
   Additional minimum liability  .......................................            --            (2,067)
   Contribution   ......................................................            86               756
                                                                              --------         ---------
     Pension liability  ................................................      $ (1,838)        $ (10,190)
                                                                              ========         =========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
10. Postretirement Pension Benefits --Continued


                                                                                  September 30, 1997
                                                                           --------------------------------
                                                                           Assets exceed      Accumulated
                                                                            accumulated        benefits
                                                                             benefits        exceed assets
                                                                           ---------------   --------------
   Actuarial present value of benefit obligations:
    Vested benefit obligation ..........................................      $ 42,696         $  13,326
    Accumulated benefit obligation  ....................................        43,046            13,704
                                                                              ========         =========
   Projected benefit obligation  .......................................      $ 43,046         $  13,704
   Plan assets at fair value, primarily listed stocks, bonds and
    cash equivalents ...................................................        43,212             3,098
                                                                              --------         ---------
   Projected benefit obligation (in excess of) less than plan assets ...           166           (10,606)
   Unrecognized net loss (gain)  .......................................        (1,194)                1
   Unrecognized net asset  .............................................         1,028             1,476
   Additional minimum liability  .......................................            --            (1,486)
                                                                              --------         ---------
     Pension liability  ................................................      $     --         $ (10,615)
                                                                              ========         =========

     Assumptions used in accounting for the aforementioned plans were:

                                                             Years ended
                                                              June 30,        Transition           Year
                                                           ---------------    period ended         ended
                                                                             September 30,     September 30,
                                                           1995     1996         1996              1997
                                                           ------   ------   ---------------   --------------
Discount rate used for funded status calculation  ......   8.0%     7.5%         7.5%              7.5%
   Discount rate used for net periodic pension cost
    calculations .......................................    7.5      8.0          7.5               7.5
   Rate of increase in compensation levels
    (salaried plan only)  ..............................    5.5      5.0          5.0               5.0
   Expected long-term rate of return on assets .........    9.0      9.0          9.0               9.0

     During the year ended September 30, 1997, the Company merged two of its defined benefit plans and ceased future benefit accruals. The Company recognized a $2,923 curtailment gain, which is included in other special charges in the consolidated statement of operations. A discount rate of 6.5% was used in the accounting for the curtailed plans. The Company has recorded an additional minimum pension liability of $3,823, $2,067, and $1,486 at June 30, 1996, and September 30, 1996 and 1997, respectively, to recognize the underfunded position of certain of its benefits plans. An intangible asset of $3,582, $1,826, and $1,232 at June 30, 1996, and September 30, 1996 and 1997,
respectively, equal to the unrecognized prior service cost of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost of $241 at June 30 and September 30, 1996, and $249 at September 30, 1997, respectively, has been recorded as a reduction of shareholders' equity (deficit).

     The Company sponsors a defined contribution pension plan for its domestic salaried employees which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually 1% of participants' compensation, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended June 30, 1995 and 1996, the Transition Period, and September 30, 1997, were $1,273, $ 1,000, $181, and $914, respectively.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

11. Other Postretirement Benefit Plan
     The Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

     The following sets forth the plan's funded status reconciled with amounts reported in the Company's consolidated balance sheets:


                                                           June 30,     September 30,     September 30,
                                                             1996           1996              1997
                                                           ----------   ---------------   --------------
   Accumulated postretirement benefit obligation (APBO):
    Retirees  ..........................................   $   723         $    687         $    722
    Fully eligible active participants   ...............       805              820              813
    Other active participants   ........................       896              970              869
                                                           -------         --------         --------
   Total APBO ..........................................     2,424            2,477            2,404
   Unrecognized net loss  ..............................    (1,269)          (1,246)          (1,008)
   Unrecognized transition obligation ..................      (641)            (631)            (591)
                                                           -------         --------         --------
     Accrued postretirement benefit liability  .........   $   514         $    600         $    805
                                                           =======         ========         ========

     Net periodic postretirement benefit cost includes the following components:

                                                          Years ended
                                                           June 30,        Transition           Year
                                                        ---------------    period ended         ended
                                                                          September 30,     September 30,
                                                        1995     1996         1996              1997
                                                        ------   ------   ---------------   --------------
Service cost  .......................................    $110     $129          $58              $249
   Interest   .......................................      85      111           44               179
   Net amortization and deferral   ..................      40       54           35               138
                                                         ----     ----         ----              ----
     Net periodic postretirement benefit cost  ......    $235     $294         $137              $566
                                                         ====     ====         ====              ====

     For measurement purposes, a 9.5% annual rate of increase in the per capita costs of covered health care benefits was assumed for fiscal 1996 and 1997, gradually decreasing to 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1997, by $148 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 1997, by $40. A discount rate of 7.5% was used to determine the accumulated postretirement benefit obligation.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)

12. Business Segment and International Operations
     Information about the Company's operations in different geographic areas is summarized as follows:


                                              Years ended
                                               June 30,           Transition         Year
                                       -------------------------  period ended       ended
                                                                 September 30,   September 30,
                                          1995         1996          1996            1997
                                       ------------ ------------ --------------- --------------
Net sales to unaffiliated customers:
    United States   ..................  $ 337,888    $ 341,967     $  82,329       $ 352,468
    Foreign:
     Europe   ........................     60,696       64,432        15,304          62,546
     Other ...........................     16,640       16,955         4,247          17,538
                                        ---------    ---------     ---------       ---------
   Total   ...........................  $ 415,224    $ 423,354     $ 101,880       $ 432,552
                                        =========    =========     =========       =========
   Transfers between geographic areas:
    United States   ..................  $  26,928    $  27,097     $   7,432       $  28,403
    Foreign:
     Europe   ........................      1,637          730           422           1,459
     Other ...........................         49           --            --              --
                                        ---------    ---------     ---------       ---------
   Total   ...........................  $  28,614    $  27,827     $   7,854       $  29,862
                                        =========    =========     =========       =========
   Net sales:
    United States   ..................  $ 364,816    $ 369,065     $  89,760       $ 380,872
    Foreign:
     Europe   ........................     62,333       65,161        15,727          64,004
     Other ...........................     16,689       16,955         4,247          17,538
    Eliminations .....................    (28,614)     (27,827)       (7,854)        (29,862)
                                        ---------    ---------     ---------       ---------
   Total   ...........................  $ 415,224    $ 423,354     $ 101,880       $ 432,552
                                        =========    =========     =========       =========
   Income (loss) from operations:
    United States   ..................  $  24,335    $  24,759     $ (20,983)      $  30,379
    Foreign:
     Europe   ........................      5,410        5,002        (2,539)          3,759
     Other ...........................      1,784          516          (150)            387
                                        ---------    ---------     ---------       ---------
   Total   ...........................  $  31,529    $  30,277     $ (23,672)      $  34,525
                                        =========    =========     =========       =========
   Total assets:
    United States   ..................  $ 189,557    $ 192,441     $ 213,730       $ 208,971
    Foreign:
     Europe   ........................     34,345       33,719        35,065          32,137
     Other ...........................     16,093       17,532        18,782          17,946
    Eliminations .....................    (19,405)     (22,564)      (23,886)        (22,173)
                                        ---------    ---------     ---------       ---------
   Total   ...........................  $ 220,590    $ 221,128     $ 243,691       $ 236,881
                                        =========    =========     =========       =========

13. Commitments and Contingencies
     The Company has entered into agreements to purchase certain equipment and to pay annual royalties. In a December 1991 agreement, the Company committed to pay $1,500 in January 1992 and annual royalties of $1,500 for the first five years, beginning in 1993, plus $500 for each year thereafter, as long as the related equipment patents are enforceable. In a March 1994 agreement, the Company committed to pay $500 in April 1994 and annual royalties

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
13. Commitments and Contingencies --Continued

of $500 for five years beginning in 1995. Additionally, the Company has committed to purchase tooling of $957 related to this equipment, $66 for other tooling, at an unspecified date in the future and purchase manganese ore amounting to $120 by March 1998.

     The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,787, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

     The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.


14. Related Party Transactions
     The Company and THL Co. are parties to a Management Agreement pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. In consideration of ongoing consulting and management advisory services, the Company will pay THL Co. an aggregate annual fee of $360 plus expenses. Under the Management Agreement and in connection with the closing of the Recapitalization, the Company paid THL Co. and an affiliate $3,250 during the Transition Period. The Company paid THL Co. aggregate fees of $386 for the year ended September 30, 1997.

     The Company and a shareholder of the Company (the principal shareholder prior to the Recapitalization) are parties to agreements which include a consulting arrangement and noncompetition provisions. Terms of the agreements required the shareholder to provide consulting services for an annual fee of $200 plus expenses. The term of these agreements runs concurrent with the Management Agreement, subject to certain conditions as defined in the agreements. The Consulting Agreement was terminated August 1, 1997. The Company paid the shareholder $175 for the year ended September 1997.

     The Company has notes receivable from officers in the amount of $500 and $1,261 at September 30, 1996 and 1997, respectively, generally payable in five years, which bear interest at 7% to 8%. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders' equity (deficit). The Company has short-term notes receivable from employees of $397 at September 30, 1997 which were used to purchase common stock of the Company, through the exercise of stock options, and are also classified as a reduction of shareholders' equity (deficit).


15. Other Special Charges
     During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $3,900 of charges related to the exit of certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom and Kinston, North Carolina facilities which include severance, outplacement service, other employee benefits and asset write-downs and (ii) $2,000 of charges for organization restructuring in the United States relating to severance, outplacement service, and other employee benefits. These charges are partially offset by a $2,900 gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. The Company paid $4,000 of these costs in fiscal 1997 and $1,900 is expected to be paid thereafter.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
15. Other Special Charges--Continued

     During the Transition Period, the Company recorded special charges as follows: (i) $2,700 of charges related to the exit of certain manufacturing operations, (ii) $1,700 of charges to increase net deferred compensation plan obligations to reflect curtailment of such plans; (iii) $1,500 of charges reflecting the present value of lease payments for land which management has determined will not be used for any future productive purpose; (iv) $6,900 in costs and asset write-downs principally related to changes in product pricing strategies adopted by management subsequent to the Recapitalization; and (v) $3,300 of employee termination benefits and other charges. Payment for these costs was or is expected to be as follows: $7,700 was paid prior to September 30, 1996; $5,600 was paid in fiscal 1997; and $2,800 is expected to be paid thereafter.


16. Quarterly Results (unaudited)


                                                                           Quarter Ended
                                                     ----------------------------------------------------------
                                                     December 30,     March 30,     June 29,     September 30,
                                                         1995           1996          1996           1996
                                                     --------------   -----------   ----------   --------------
Net sales  .......................................     $140,707        $80,563      $94,731        $101,880
   Gross profit  .................................       63,219         34,672        39,495         42,638
   Income (loss) before extraordinary item  ......        6,059            310         4,361        (19,274)
   Net income (loss)   ...........................        6,059            310         4,361        (20,921)
   Net income (loss) per share  ..................         0.12           0.01          0.09          (0.46)


                                                               Quarter Ended
                                         ----------------------------------------------------------
                                         December 28,     March 29,     June 29,     September 30,
                                             1996           1997          1997           1997
                                         --------------   -----------   ----------   --------------
Net sales  ...........................     $141,922        $83,633      $95,466        $111,531
   Gross profit  .....................       62,903         36,510        43,249         55,321
   Net income (loss)   ...............        2,380         (1,720)        2,652          2,874
   Net income (loss) per share  ......         0.11          (0.08)         0.12           0.13

17. Consolidated Financial Statements
     The following condensed consolidating financial data illustrates the composition of the consolidated financial statements. Investments in subsidiaries are accounted for by the Company on an unconsolidated basis (the Company and the DISC) and the Guarantor Subsidiary using the equity method for purposes of the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiary's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiary are not presented because management has determined that such financial statements would not be material to investors.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1997


                                                                            Guarantor
                                                              Parent       subisidiary
                                                             ------------- -------------
                                 ASSETS
Current assets:
 Cash and cash equivalents ................................. $      633       $    46
 Receivables:
  Trade accounts receivable, net ...........................     61,400            --
  Other  ...................................................      8,500           702
 Inventories   .............................................     45,003            --
 Deferred income taxes  ....................................      8,664           342
 Prepaid expenses and other   ..............................      5,101            --
                                                             ----------       -------
      Total current assets .................................    129,301         1,090
                                                             ----------       -------
Property, plant and equipment, net  ........................     60,860            --
Deferred charges and other .................................      8,411            --
Debt issuance costs  .......................................      9,277            --
Investment in subsidiaries .................................     16,111        15,627
                                                             ----------       -------
      Total assets   ....................................... $  223,960       $16,717
                                                             ==========       =======
                  LIABILITIES AND SHAREHOLDERS'
                            EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt  ..................... $   22,000       $    --
 Accounts payable ..........................................     50,797           150
 Accrued liabilities:
  Wages and benefits .......................................      7,766            --
  Accrued interest   .......................................      5,594            --
  Recapitalization and other special charges ...............      4,235            --
  Other  ...................................................     16,182           226
                                                             ----------       -------
      Total current liabilities  ...........................    106,574           376
                                                             ----------       -------
Long-term debt, net of current maturities ..................    183,441            --
Employee benefit obligations, net of current portion  ......     11,291            --
Deferred income taxes   ....................................        554            --
Other ......................................................        956           230
                                                             ----------       -------
      Total liabilities ....................................    302,816           606
                                                             ----------       -------
Shareholders' equity (deficit):
 Common stock  .............................................        500            --
 Additional paid-in capital   ..............................     15,974         3,525
 Foreign currency translation adjustment  ..................      2,270         2,270
 Notes receivable from officers/shareholders ...............     (1,658)           --
 Retained earnings   .......................................     33,060        10,316
                                                             ----------       -------
                                                                 50,146        16,111
 Less stock held in trust for deferred compensation   .            (962)           --
 Less treasury stock .......................................   (128,040)           --
                                                             ----------       -------
Total shareholders' equity (deficit)   .....................    (78,856)       16,111
                                                             ----------       -------
Total liabilities and shareholders' equity (deficit)  ...... $  223,960       $16,717
                                                             ==========       =======



                                                             Nonguarantor
                                                             subsidiaries   Eliminations   Consolidated
                                                             -------------- -------------- -------------
                                  ASSETS
Current assets:
 Cash and cash equivalents .................................    $   454       $      --    $    1,133
 Receivables:
  Trade accounts receivable, net ...........................     15,190              --        76,590
  Other  ...................................................      2,659          (8,782)        3,079
 Inventories   .............................................     13,722            (174)       58,551
 Deferred income taxes  ....................................         93              --         9,099
 Prepaid expenses and other   ..............................        827              --         5,928
                                                                -------       ---------    ----------
      Total current assets .................................     32,945          (8,956)      154,380
                                                                -------       ---------    ----------
Property, plant and equipment, net  ........................      4,651              --        65,511
Deferred charges and other .................................        612          (1,310)        7,713
Debt issuance costs  .......................................         --              --         9,277
Investment in subsidiaries .................................         --         (31,738)           --
                                                                -------       ---------    ----------
      Total assets   .......................................    $38,208       $ (42,004)   $  236,881
                                                                =======       =========    ==========
                  LIABILITIES AND SHAREHOLDERS'
                            EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt  .....................    $ 1,880       $      --    $   23,880
 Accounts payable ..........................................     14,847          (8,535)       57,259
 Accrued liabilities:
  Wages and benefits .......................................      1,577              --         9,343
  Accrued interest   .......................................         19              --         5,613
  Recapitalization and other special charges ...............        377              --         4,612
  Other  ...................................................      3,448              --        19,856
                                                                -------       ---------    ----------
      Total current liabilities  ...........................     22,148          (8,535)      120,563
                                                                -------       ---------    ----------
Long-term debt, net of current maturities ..................         --              --       183,441
Employee benefit obligations, net of current portion  ......         --              --        11,291
Deferred income taxes   ....................................        181              --           735
Other ......................................................        260              --         1,446
                                                                -------       ---------    ----------
      Total liabilities ....................................     22,589          (8,535)      317,476
                                                                -------       ---------    ----------
Shareholders' equity (deficit):
 Common stock  .............................................     12,072         (12,072)          500
 Additional paid-in capital   ..............................        750          (4,275)       15,974
 Foreign currency translation adjustment  ..................      2,270          (4,540)        2,270
 Notes receivable from officers/shareholders ...............         --              --        (1,658)
 Retained earnings   .......................................        527         (12,582)       31,321
                                                                -------       ---------    ----------
                                                                 15,619         (33,469)       48,407
 Less stock held in trust for deferred compensation   .              --              --          (962)
 Less treasury stock .......................................         --              --      (128,040)
                                                                -------       ---------    ----------
Total shareholders' equity (deficit)   .....................     15,619         (33,469)      (80,595)
                                                                -------       ---------    ----------
Total liabilities and shareholders' equity (deficit)  ......    $38,208       $ (42,004)   $  236,881
                                                                =======       =========    ==========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1997



                                                Guarantor   Nonguarantor
                                   Parent      subsidiary   subsidiaries   Eliminations   Consolidated
                                  ------------ ------------ -------------- -------------- -------------
Net sales   .....................  $380,872     $     --       $81,542       $ (29,862)     $432,552
Cost of goods sold   ............   212,861           --        52,180         (30,472)      234,569
                                   --------     --------       -------       ---------      --------
  Gross profit ..................   168,011           --        29,362             610       197,983
                                   --------     --------       -------       ---------      --------
Operating expenses:
 Selling ........................   104,685           --        17,370              --       122,055
 General and administrative   ...    26,039         (817)        5,655           1,328        32,205
 Research and development  ......     6,196           --            --              --         6,196
 Other special charges  .........     1,348           --         1,654              --         3,002
                                   --------     --------       -------       ---------      --------
                                    138,268         (817)       24,679           1,328       163,458
                                   --------     --------       -------       ---------      --------
  Income from operations   ......    29,743          817         4,683            (718)       34,525
Interest expense  ...............    24,118           --           424              --        24,542
Equity in income of subsidiary       (3,475)      (2,948)           --           6,423            --
Other (income) expense, net   ...      (590)           6           962              --           378
                                   --------     --------       -------       ---------      --------
Income before income taxes ......     9,690        3,759         3,297          (7,141)        9,605
Income tax expense   ............     2,786          284           349              --         3,419
                                   --------     --------       -------       ---------      --------
  Net income   ..................  $  6,904     $  3,475       $ 2,948       $  (7,141)     $  6,186
                                   ========     ========       =======       =========      ========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1997



                                                                  Guarantor   Nonguarantor
                                                     Parent      subsidiary   subsidiaries   Eliminations   Consolidated
                                                    ------------ ------------ -------------- -------------- -------------
Net cash provided (used) by operating activities    $  34,436       $ (11)      $   1,240         $--        $   35,665
Cash flows from investing activities:
 Purchases of property, plant and equipment  ......   (10,113)         --            (743)         --           (10,856)
 Proceeds from sale of property, plant and
   equipment   ....................................        52          --              --          --                52
 Sale (purchase) of equipment and technology ......    (1,866)         --           1,866          --                --
                                                    ---------       -----       ---------      ------        ----------
Net cash provided (used) by investing activities      (11,927)         --           1,123          --           (10,804)
                                                    ---------       -----       ---------      ------        ----------
Cash flows from financing activities:
 Reduction of debt   ..............................  (123,489)         --         (11,590)         --          (135,079)
 Proceeds from debt financing .....................   100,000          --           8,890          --           108,890
 Cash overdrafts  .................................       164          --              --          --               164
 Proceeds from direct financing lease  ............       100          --              --          --               100
 Issuance of stock   ..............................       271          --              --          --               271
 Acquisition of treasury stock   ..................    (3,343)         --              --          --            (3,343)
 Exercise of stock options ........................     1,438          --              --          --             1,438
 Payments on capital lease obligations ............        --          --            (426)         --              (426)
                                                    ---------       -----       ---------      ------        ----------
Net cash provided (used) by financing activities      (24,859)         --          (3,126)         --           (27,985)
                                                    ---------       -----       ---------      ------        ----------
Effect of exchange rate changes on cash and
 cash equivalents .................................        --          --               2          --                 2
                                                    ---------       -----       ---------      ------        ----------
 Net increase (decrease) in cash and cash
  equivalents  ....................................    (2,350)        (11)           (761)         --            (3,122)
Cash and cash equivalents, beginning of period  ...     2,983          57           1,215          --             4,255
                                                    ---------       -----       ---------      ------        ----------
Cash and cash equivalents, end of period  ......... $     633       $  46       $     454         $--        $    1,133
                                                    =========       =====       =========      =======       ==========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               September 30, 1996


                                                                            Guarantor
                                                              Parent       subsidiary
                                                             ------------- ------------
                                 ASSETS
Current assets:
 Cash and cash equivalents ................................. $    2,983    $    57
 Receivables:
  Trade accounts receivable, net ...........................     45,614         --
  Other  ...................................................     15,128        162
 Inventories   .............................................     57,615         --
 Deferred income taxes  ....................................      7,888      1,026
 Prepaid expenses and other   ..............................      3,457         --
                                                             ----------    -------
      Total current assets .................................    132,685      1,245
                                                             ----------    -------
Property, plant and equipment, net  ........................     61,495         --
Deferred charges and other .................................      6,815         --
Debt issuance costs  .......................................     12,764         --
Investment in subsidiaries .................................     12,056     12,098
                                                             ----------    -------
      Total assets   ....................................... $  225,815    $13,343
                                                             ==========    =======
                  LIABILITIES AND SHAREHOLDERS'
                            EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt  ..................... $    4,500    $    --
 Accounts payable ..........................................     40,830        597
 Accrued liabilities:
  Wages and benefits .......................................      4,759         --
   Accrued interest  .......................................        618         --
   Recapitalization and other special charges   ............     11,645         --
  Other  ...................................................     10,043        484
                                                             ----------    -------
      Total current liabilities  ...........................     72,395      1,081
                                                             ----------    -------
Long-term debt, net of current maturities ..................    223,990         --
Employee benefit obligations, net of current portion  ......     12,138         --
Deferred income taxes   ....................................        (64)       206
Other ......................................................      2,061         --
                                                             ----------    -------
      Total liabilities ....................................    310,520      1,287
Shareholders' equity (deficit):
 Common stock  .............................................        500         --
 Additional paid-in capital   ..............................     15,970      3,525
 Foreign currency translation adjustment  ..................      1,689      1,689
 Notes receivable from officers/shareholders ...............       (500)        --
 Retained earnings   .......................................     26,158      6,842
                                                             ----------    -------
                                                                 43,817     12,056
 Less treasury stock, at cost ..............................   (128,522)        --
                                                             ----------    -------
Total shareholders' equity (deficit)   .....................    (84,705)    12,056
                                                             ----------    -------
Total liabilities and shareholders' equity (deficit)  ...... $  225,815    $13,343
                                                             ==========    =======



                                                             Nonguarantor                    Combined
                                                             subsidiaries   Eliminations   consolidated
                                                             -------------- -------------- -------------
                                  ASSETS
Current assets:
 Cash and cash equivalents .................................   $  1,215     $     --       $    4,255
 Receivables:
  Trade accounts receivable, net ...........................     16,706           --           62,320
  Other  ...................................................         95      (11,229)           4,156
 Inventories   .............................................     13,303         (797)          70,121
 Deferred income taxes  ....................................        244           --            9,158
 Prepaid expenses and other   ..............................      1,407           --            4,864
                                                               --------     --------       ----------
      Total current assets .................................     32,970      (12,026)         154,874
                                                               --------     --------       ----------
Property, plant and equipment, net  ........................      7,145           --           68,640
Deferred charges and other .................................        598           --            7,413
Debt issuance costs  .......................................         --           --           12,764
Investment in subsidiaries .................................         --      (24,154)              --
                                                               --------     --------       ----------
      Total assets   .......................................   $ 40,713     $(36,180)      $  243,691
                                                               ========     ========       ==========
                  LIABILITIES AND SHAREHOLDERS'
                            EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt  .....................   $  4,318     $     --       $    8,818
 Accounts payable ..........................................     16,505      (11,011)          46,921
 Accrued liabilities:
  Wages and benefits .......................................      1,135           --            5,894
   Accrued interest  .......................................         13           --              631
   Recapitalization and other special charges   ............      3,297           --           14,942
  Other  ...................................................      2,492           --           13,019
                                                               --------     --------       ----------
      Total current liabilities  ...........................     27,760      (11,011)          90,225
                                                               --------     --------       ----------
Long-term debt, net of current maturities ..................        855           --          224,845
Employee benefit obligations, net of current portion  ......         --           --           12,138
Deferred income taxes   ....................................         --           --              142
Other ......................................................         --           --            2,061
                                                               --------     --------       ----------
      Total liabilities ....................................     28,615      (11,011)         329,411
Shareholders' equity (deficit):
 Common stock  .............................................     12,072      (12,072)             500
 Additional paid-in capital   ..............................        750       (4,275)          15,970
 Foreign currency translation adjustment  ..................      1,689       (3,378)           1,689
 Notes receivable from officers/shareholders ...............         --           --             (500)
 Retained earnings   .......................................     (2,413)      (5,444)          25,143
                                                               --------     --------       ----------
                                                                 12,098      (25,169)          42,802
 Less treasury stock, at cost ..............................         --           --         (128,522)
                                                               --------     --------       ----------
Total shareholders' equity (deficit)   .....................     12,098      (25,169)         (85,720)
                                                               --------     --------       ----------
Total liabilities and shareholders' equity (deficit)  ......   $ 40,713     $(36,180)      $  243,691
                                                               ========     ========       ==========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                   Transition period ended September 30, 1996



                                                      Guarantor     Nonguarantor                    Combined
                                         Parent      subsidiary     subsidiaries   Eliminations   consolidated
                                        ------------ -------------- -------------- -------------- -------------
Net sales   ...........................  $  89,760     $    --        $ 19,974       $ (7,854)     $ 101,880
Cost of goods sold   ..................     53,480          --          13,470         (7,708)        59,242
                                         ---------     -------        --------       --------      ---------
  Gross profit ........................     36,280          --           6,504           (146)        42,638
                                         ---------     -------        --------       --------      ---------
Operating expenses:
 Selling ..............................     23,539          --           4,257             --         27,796
 General and administrative   .........      6,508           2           2,109              9          8,628
 Research and development  ............      1,495          --              --             --          1,495
 Recapitalization charges  ............     12,326          --              --             --         12,326
 Other special charges  ...............     12,768           -           3,297             --         16,065
                                         ---------     -------        --------       --------      ---------
                                            56,636           2           9,663              9         66,310
                                         ---------     -------        --------       --------      ---------
  Loss from operations  ...............    (20,356)           (2)       (3,159)          (155)       (23,672)
Interest expense  .....................      4,320          --             110             --          4,430
Equity in loss of subsidiary  .........      2,508       2,611              --         (5,119)            --
Other (income) expense, net   .........       (170)       (162)            408             --             76
                                         ---------     ---------      --------       --------      ---------
Loss before income taxes and
 extraordinary item  ..................    (27,014)     (2,451)         (3,677)         4,964        (28,178)
Income tax (benefit) expense  .........     (7,895)         57          (1,066)            --         (8,904)
                                         ---------     ---------      --------       --------      ---------
Loss before extraordinary item   ......    (19,119)     (2,508)         (2,611)         4,964        (19,274)
Extraordinary item, loss on early
 extinguishment of debt, net of income
 tax benefit of $777 ..................     (1,647)         --              --             --         (1,647)
                                         ---------     ---------      --------       --------      ---------
  Net loss  ...........................  $ (20,766)    $(2,508)       $ (2,611)      $  4,964      $ (20,921)
                                         =========     =========      ========       ========      =========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                   Transition period ended September 30, 1996



                                                                       Guarantor   Nonguarantor                    Combined
                                                          Parent      subsidiary   subsidiaries   Eliminations   consolidated
                                                         ------------ ------------ -------------- -------------- -------------
Net cash provided (used) by operating activities  ...... $  (2,078)       $16        $    932          $--        $   (1,130)
Cash flows from investing activities: ..................
 Purchases of property, plant and equipment ............      (912)        --            (336)          --            (1,248)
 Proceeds from sale of property, plant and
   equipment  ..........................................     1,281         --              --           --             1,281
                                                         ---------        ---        --------       ------        ----------
Net cash provided (used) by investing activities  ......       369         --            (336)          --                33
                                                         ---------        ---        --------       ------        ----------
Cash flows from financing activities:
 Reduction of debt  ....................................  (104,138)        --          (2,952)          --          (107,090)
 Proceeds from debt financing   ........................   256,500         --           2,989           --           259,489
 Cash overdraft  .......................................    (2,493)        --              --           --            (2,493)
 Debt issuance costs   .................................   (14,373)        --              --           --           (14,373)
 Extinguishment of debt   ..............................    (2,424)        --              --           --            (2,424)
 Distributions from DISC  ..............................    (1,943)        --              --           --            (1,943)
 Acquisition of treasury stock  ........................  (127,925)        --              --           --          (127,925)
 Payments on capital lease obligation ..................        --         --             (84)          --               (84)
                                                         ---------        ---        --------       ------        ----------
Net cash provided (used) by financing activities  ......     3,204         --             (47)          --             3,157
                                                         ---------        ---        --------       ------        ----------
Effect of exchange rate changes on cash and cash
 equivalents  ..........................................        --         --               5           --                 5
                                                         ---------        ---        --------       ------        ----------
 Net increase (decrease) in cash and cash
   equivalents   .......................................     1,495         16             554           --             2,065
Cash and cash equivalents, beginning of period .........     1,488         41             661           --             2,190
                                                         ---------        ---        --------       ------        ----------
Cash and cash equivalents, end of period ............... $   2,983        $57        $  1,215          $--        $    4,255
                                                         =========        ===        ========       ======        ==========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                     CONDENSED CONSOLIDATING BALANCE SHEET
                                 June 30, 1996


                                                                           Guarantor   Nonguarantor                    Combined
                                                              Parent      subsidiary   subsidiaries   Eliminations   consolidated
                                                             ------------ ------------ -------------- -------------- -------------
                                 ASSETS
Current assets:
 Cash and cash equivalents .................................  $  1,488      $    41       $   661       $      --      $  2,190
 Receivables:
  Trade accounts receivable, net ...........................    40,138           --        15,692              --        55,830
  Other  ...................................................    11,434          318           780         (10,210)        2,322
 Inventories   .............................................    54,486           --        12,951            (496)       66,941
 Deferred income taxes  ....................................     5,439          179           243              --         5,861
 Prepaid expenses and other   ..............................     3,415           --         1,560              --         4,975
                                                              --------      -------       -------       ---------      --------
      Total current assets .................................   116,400          538        31,887         (10,706)      138,119
                                                              --------      -------       -------       ---------      --------
Property, plant and equipment, net  ........................    65,747           --         7,434              --        73,181
Deferred charges and other .................................     9,047           --           608              --         9,655
Debt issuance costs  .......................................       173           --            --              --           173
Investment in subsidiaries .................................    14,524       14,670            --         (29,194)           --
                                                              --------      -------       -------       ---------      --------
      Total assets   .......................................  $205,891      $15,208       $39,929       $ (39,900)     $221,128
                                                              ========      =======       =======       =========      ========
                  LIABILITIES AND SHAREHOLDERS'
                            EQUITY (DEFICIT)
Current liabilities: .......................................
 Current maturities of long-term debt  .....................  $  7,350      $    --       $ 4,281       $      --      $ 11,631
 Accounts payable ..........................................    32,906          492        15,145          (9,848)       38,695
 Accrued liabilities:
  Wages and benefits .......................................     5,077           --         1,049              --         6,126
  Accrued interest   .......................................     1,850           --            40              --         1,890
  Other  ...................................................    12,768          (14)        3,803              --        16,557
                                                              --------      -------       -------       ---------      --------
      Total current liabilities  ...........................    59,951          478        24,318          (9,848)       74,899
                                                              --------      -------       -------       ---------      --------
Long-term debt, net of current maturities ..................    68,777           --           941              --        69,718
Employee benefit obligations, net of current portion  ......    12,141           --            --              --        12,141
Deferred income taxes   ....................................     2,378          206            --              --         2,584
Other ......................................................       162           --            --              --           162
                                                              --------      -------       -------       ---------      --------
      Total liabilities ....................................   143,409          684        25,259          (9,848)      159,504
                                                              --------      -------       -------       ---------      --------
Shareholders' equity (deficit):  ...........................
 Common stock  .............................................       500           --        12,072         (12,072)          500
 Rayovac International Corporation common stock ............         5           --            --              --             5
 Additional paid-in capital   ..............................    12,000        3,525           750          (4,275)       12,000
 Foreign currency translation adjustment  ..................     1,650        1,650         1,650          (3,300)        1,650
 Retained earnings   .......................................    48,860        9,349           198         (10,405)       48,002
                                                              --------      -------       -------       ---------      --------
                                                                63,015       14,524        14,670         (30,052)       62,157
 Less treasury stock, at cost ..............................      (533)          --            --              --          (533)
Total shareholders' equity (deficit)   .....................    62,482       14,524        14,670         (30,052)       61,624
                                                              --------      -------       -------       ---------      --------
Total liabilities and shareholders' equity (deficit)  ......  $205,891      $15,208       $39,929       $ (39,900)     $221,128
                                                              ========      =======       =======       =========      ========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           Year ended June 30, 1996



                                                Guarantor   Nonguarantor                    Combined
                                   Parent      subsidiary   subsidiaries   Eliminations   consolidated
                                  ------------ ------------ -------------- -------------- -------------
Net sales   .....................  $369,065     $     --       $82,116       $ (27,827)     $423,354
Cost of goods sold   ............   213,349           --        53,846         (27,852)      239,343
                                   --------     --------       -------       ---------      --------
 Gross profit  ..................   155,716           --        28,270              25       184,011
                                   --------     --------       -------       ---------      --------
Operating expenses:
 Selling ........................    99,486           --        17,039              --       116,525
 General and administrative   ...    25,967           12         5,775              13        31,767
 Research and development  ......     5,442           --            --              --         5,442
                                   --------     --------       -------       ---------      --------
                                    130,895           12        22,814              13       153,734
                                   --------     --------       -------       ---------      --------
 Income (loss) from operations       24,821          (12)        5,456              12        30,277
Interest expense  ...............     7,731           --           704              --         8,435
Equity in income of subsidiary       (2,507)      (2,167)           --           4,674            --
Other (income) expense, net   ...       (51)        (570)        1,173              --           552
                                   --------     --------       -------       ---------      --------
Income before income taxes ......    19,648        2,725         3,579          (4,662)       21,290
Income tax expense   ............     5,372          218         1,412              --         7,002
                                   --------     --------       -------       ---------      --------
 Net income .....................  $ 14,276     $  2,507       $ 2,167       $  (4,662)     $ 14,288
                                   ========     ========       =======       =========      ========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           Year ended June 30, 1996



                                                                      Guarantor   Nonguarantor                    Combined
                                                          Parent     subsidiary   subsidiaries   Eliminations   consolidated
                                                         ----------- ------------ -------------- -------------- ---------------
Net cash provided (used) by operating activities  ...... $ 14,449      $ (292)      $ 3,688           $--         $  17,845
Cash flows from investing activities:
 Purchases of property, plant and equipment ............   (6,558)         --           (88)           --            (6,646)
 Proceeds from sale of property, plant and
   equipment  ..........................................      298          --            --                             298
                                                         --------      ------       --------                      ---------
Net cash provided (used) by investing activities  ......   (6,260)         --           (88)           --            (6,348)
                                                         --------      ------       --------       ------         ---------
Cash flows from financing activities:
 Reduction of debt  ....................................  (97,627)         --        (6,899)           --          (104,526)
 Proceeds from debt financing   ........................   93,600          --         2,652            --            96,252
 Cash overdraft  .......................................    2,339          --            --            --             2,339
 Distributions from DISC  ..............................   (5,187)         --            --            --            (5,187)
 Intercompany dividends   ..............................       --         130          (130)           --                --
 Acquisition of treasury stock  ........................     (533)         --            --            --              (533)
 Payments on capital lease obligation ..................       --          --          (295)           --              (295)
                                                         --------      ------       --------       ------         ---------
Net cash provided (used) by financing activities  ......   (7,408)        130        (4,672)           --           (11,950)
                                                         --------      ------       --------       ------         ---------
Effect of exchange rate changes on cash and cash
 equivalents  ..........................................       --          --              (2)         --                  (2)
                                                         --------      ------       ----------     ------         ----------
 Net increase (decrease) in cash and cash
  equivalents ..........................................      781        (162)       (1,074)           --              (455)
Cash and cash equivalents, beginning of period .........      707         203         1,735            --             2,645
                                                         --------      ------       ---------      ------       -----------
Cash and cash equivalents, end of period ............... $  1,488      $   41       $   661           $--         $   2,190
                                                         ========      ======       =========      ======       ===========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           Year ended June 30, 1995



                                                     Guarantor   Nonguarantor                    Combined
                                        Parent      subsidiary   subsidiaries   Eliminations   consolidated
                                       ------------ ------------ -------------- -------------- -------------
Net sales  ........................... $364,816      $     --       $79,022       $ (28,614)     $415,224
Cost of goods sold  .................. 214,119             --        51,781         (28,774)      237,126
                                       --------      --------       -------       ---------      --------
 Gross profit ........................ 150,697             --        27,241             160       178,098
                                       --------      --------       -------       ---------      --------
Operating expenses:
 Selling   ...........................  93,935             --        14,768              --       108,703
 General and administrative  .........  27,556           (651)        5,872              84        32,861
 Research and development ............   5,005             --            --              --         5,005
                                       --------      --------       -------       ---------      --------
                                       126,496           (651)       20,640              84       146,569
                                       --------      --------       -------       ---------      --------
 Income from operations   ............  24,201            651         6,601              76        31,529
Interest expense .....................   7,889             --           755              --         8,644
Equity in income of subsidiary  ......  (5,520)        (4,928)           --          10,448            --
Other (income) expense, net  .........    (116)          (319)          665              --           230
                                       --------      --------       -------       ---------      --------
Income before income taxes............  21,948          5,898         5,181         (10,372)       22,655
Income tax expense  ..................   5,616            378           253              --         6,247
                                       --------      --------       -------       ---------      --------
 Net income   ........................ $16,332       $  5,520       $ 4,928       $ (10,372)     $ 16,408
                                       ========      ========       =======       =========      ========

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
17. Consolidated Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           Year ended June 30, 1995



                                                                       Guarantor   Nonguarantor                    Combined
                                                          Parent      subsidiary   subsidiaries   Eliminations   consolidated
                                                         ------------ ------------ -------------- -------------- -------------
Net cash provided (used) by operating activities  ...... $ 32,394      $ (3,823)     $  3,737       $  3,211      $   35,519
Cash flows from investing activities:
 Purchases of property, plant and equipment ............  (14,288)           --        (2,650)            --         (16,938)
 Proceeds from sale of property, plant and
  equipment   ..........................................      139            --            --             --             139
                                                         --------      --------      --------       --------      ----------
Net cash (used) by investing activities  ...............  (14,149)           --        (2,650)            --         (16,799)
                                                         --------      --------      --------       --------      ----------
Cash flows from financing activities:
 Reduction of debt  .................................... (100,536)           --        (5,847)            --        (106,383)
 Proceeds from debt financing   ........................   79,749            --         5,223            726          85,698
 Cash overdraft  .......................................    3,925            --            --             --           3,925
 Distributions from DISC  ..............................   (1,500)           --            --             --          (1,500)
 Intercompany dividends   ..............................       --         3,899        (3,899)            --              --
                                                         --------      --------      --------       --------      ----------
Net cash provided (used) by financing activities  ......  (18,362)        3,899        (4,523)           726         (18,260)
                                                         ========      ========      ========       ========      ==========
Effect of exchange rate changes on cash and cash
 equivalents  ..........................................       --            --         3,592         (3,937)           (345)
                                                         --------      --------      --------       --------      ----------
 Net increase (decrease) in cash and cash
  equivalents ..........................................     (117)           76           156             --             115
Cash and cash equivalents, beginning of period .........      824           127         1,579             --           2,530
                                                         --------      --------      --------       --------      ----------
Cash and cash equivalents, end of period ............... $    707      $    203      $  1,735       $     --      $    2,645
                                                         ========      ========      ========       ========      ==========

                          Independent Auditors' Report





The Board of Directors
Rayovac Corporation:





Under date of October 28, 1997, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in Item 14(a). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



KPMG PEAT MARWICK LLP



Milwaukee, Wisconsin
October 28, 1997

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
For the fiscal year ended September 30, 1997, the Transition Period ended
                               September 30, 1996
                   and the years ended June 30, 1995 and 1996
                                 (In thousands)



                 Column A                      Column B       Column C      Column D        Column E
-------------------------------------------   ------------   -----------   ------------   --------------
                                                              Additions
                                              Balance at     Charged to
                                               Beginning      Costs and                    Balance at
               Descriptions                    of Period      Expenses     Deductions     End of Period
-------------------------------------------   ------------   -----------   ------------   --------------
September 30, 1997:
 Allowance for doubtful accounts  .........       $722          $617           $118           $1,221
                                                  ====          ====           ====           ======
Transition Period Ended September 30, 1996:
 Allowance for doubtful accounts  .........       $786          $147           $211           $  722
                                                  ====          ====           ====           ======
June 30, 1996:
 Allowance for doubtful accounts  .........       $702          $545           $461           $  786
                                                  ====          ====           ====           ======
June 30, 1995:
 Allowance for doubtful accounts  .........       $831          $714           $843           $  702
                                                  ====          ====           ====           ======

                 See accompanying Independent Auditors' Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          RAYOVAC CORPORATION



                                          By: /s/ David A. Jones
                                              ---------------------------------

                                              Name: David A. Jones

                                              Title: Chairman of the Board,
                                              Chief Executive Officer and
                                              President
                                              (Principal Executive Officer)

Date: December 22, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 22, 1997.



          Signature                                    Title
-----------------------------   ----------------------------------------------------
    /s/ David A. Jones          Chairman of the Board, Chief Executive Officer and
-------------------------       President (Principal Executive Officer)
       David A. Jones


    /s/ Kent J. Hussey          Executive Vice President of Finance and
-------------------------       Administration, Chief Financial Officer, and
       Kent J. Hussey           Director (Principal Financial Officer and
                                Principal Accounting Officer)


   /s/ Roger F. Warren          President/International and Contract Micropower
-------------------------       and Director
       Roger F. Warren


  /s/ Trygve Lonnebotn          Executive Vice President of Operations and
-------------------------       Director
      Trygve Lonnebotn


  /s/ Scott A. Schoen           Director
-------------------------
      Scott A. Schoen


 /s/ Thomas R. Shepherd         Director
-------------------------
     Thomas R. Shepherd


/s/ Warren C. Smith, Jr.       Director
-------------------------
    Warren C. Smith, Jr.


                                 EXHIBIT INDEX



Exhibit Number   Description
--------------   -----------------------------------------------------------------------------------------
   3.1           Amended and Restated Articles of Incorporation of the Company.
   3.2           Amended and Restated By-laws of the Company.
   4.1 **        Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc.
                 and Marine Midland Bank, as trustee, relating to the Company's 101/4% Senior Subordinated
                 Notes due 2006.
   4.2 **        Specimen of the Notes (included as an exhibit to Exhibit 4.1).
   4.3 **        Credit Agreement, dated as of September 12, 1996 by and among the Company, the lenders party thereto, Bank of America National Trust and Savings Association ("BofA") and DLJ
                 Capital Funding, Inc. (the "Credit Agreement").
   4.4 **        Amendment No. 1 to the Credit Agreement dated as of October 23, 1996.
   4.5 **        The Security Agreement dated as of September 12, 1996 by and among the Company, ROV
                 Holding, Inc. and BofA.
   4.6 **        The Company Pledge Agreement dated as of September 12, 1996 by and between the
                 Company and BofA.
   4.7 ***       Shareholders Agreement dated as of September 12, 1996 by and among the Company and the shareholders of the Company referred to therein.
   4.8 ***       Amendment to Rayovac Shareholders Agreement dated August 1, 1997 by and among the
                 Company and the shareholders of the Company referred to therein.
   4.9 *         Specimen certificate representing the Common Stock.
  10.1 **        Management Agreement, dated as of September 12, 1996, by and between the Company and
                 Thomas H. Lee Company.
  10.2 **        Confidentiality, Non-Competition and No-Hire Agreement dated as of September 12, 1996 by and between the Company and Thomas F. Pyle.
  10.3 **        Employment Agreement, dated as of September 12, 1996, by and between the Company and
                 David A. Jones, including the Full Recourse Promissory Note, dated September 12, 1996 by
                 David A. Jones in favor of the Company.
  10.4 **        Severance Agreement by and between the Company and Trygve Lonnebotn.
  10.5 **        Severance Agreement by and between the Company and Kent J. Hussey.
  10.6 **        Severance Agreement by and between the Company and Roger F. Warren.
  10.7 ***       Severance Agreement by and between the Company and Stephen P. Shanesy.
  10.8 ***       Severance Agreement by and between the Company and Merrell M. Tomlin.
  10.9 **        Technology, License and Service Agreement between Battery Technologies (International)
                 Limited and the Company, dated June 1, 1991, as amended April 19, 1993 and
                 December 31, 1995.
  10.10**        Building Lease between the Company and SPG Partners, dated May 14, 1985, as amended
                 June 24, 1986 and June 10, 1987.
  10.11***       Rayovac Corporation 1996 Stock Option Plan.
  10.12***       Rayovac Corporation 1997 Stock Option Plan.
  10.13*         1997 Rayovac Incentive Plan.
  10.14*         Rayovac Profit Sharing and Savings Plan.
  16+            Letter re: change in certifying accountant.
  21**           Subsidiaries of the Company.
  23.1           Consent of KPMG Peat Marwick LLP.
  23.2           Consent of Coopers & Lybrand L.L.P.

----------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Commission.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997 filed with the Commission on August 13, 1997.

+ Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Commission on June 20, 1997.