Form 10-Q
period 1997-12-27
RAYOVAC CORP
filed 1998-01-30
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 27, 1997
                                               -----------------

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

                                 Yes (X) No ( )


     The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of January 28, 1998 was 27,432,238.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements
-------  --------------------

                              RAYOVAC CORPORATION
                     Condensed Consolidated Balance Sheets
                 As of December 27, 1997 and September 30, 1997
                    (In thousands, except per share amounts)



                                    -ASSETS-
                                                                        December 27, 1997   September 30, 1997
                                                                        -----------------   ------------------
                                                                          (Unaudited)
Current assets:
      Cash and cash equivalents                                             $16,906               $1,133
      Receivables                                                           102,249               79,669
      Inventories                                                            49,326               58,551
      Prepaid expenses and other                                             14,873               15,027
                                                                         ----------           ----------
             Total current assets                                           183,354              154,380
Property, plant and equipment, net                                           65,050               65,511
Deferred charges and other                                                   19,295               16,990
                                                                         ----------           ----------
             Total  assets                                                 $267,699             $236,881
                                                                         ==========           ==========

                -LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

Current liabilities:
      Current maturities of long-term debt                                   $2,906              $23,880
      Accounts payable                                                       60,028               57,259
      Accrued liabilities:
           Wages and benefits and other                                      37,303               34,812
           Recapitalization and other special charges                         6,608                4,612
                                                                         ----------           ----------
             Total current liabilities                                      106,845              120,563
Long-term debt, net of current maturities                                   135,852              183,441
Employee benefit obligations, net of current portion                          6,573               11,291
Other                                                                         4,127                2,181
                                                                         ----------           ----------
             Total liabilities                                              253,397              317,476
Shareholders' equity (deficit):
      Common stock, $.01 par value, authorized 150,000 and 90,000 shares respectively; issued 56,873 and 50,000 shares
      respectively; outstanding 27,432 and 20,581 shares, respectively          569                  500
Additional paid-in capital                                                  103,592               15,974
Foreign currency translation adjustments                                      2,876                2,270
Notes receivable from officers/shareholders                                  (1,261)              (1,658)
Retained earnings                                                            37,880               31,321
                                                                         ----------           ----------
                                                                            143,656               48,407
Less stock held in trust for deferred compensation
   plan, 160 shares                                                            (962)                (962)
Less treasury stock, at cost, 29,440 and 29,419
   shares, respectively                                                    (128,392)            (128,040)
       Total shareholders' equity (deficit)                                  14,302              (80,595)
                                                                         ----------           ----------
       Total liabilities and shareholders' equity (deficit)                $267,699             $236,881
                                                                         ==========           ==========



See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
    For the three-month periods ended December 27, 1997 and December 28, 1996
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                            1997         1996
                                                            ----         ----

Net sales                                                 $149,995     $141,922
Cost of goods sold                                          77,355       79,019
                                                          --------     --------
     Gross profit                                           72,640       62,903

Selling                                                     45,472       38,680
General and administrative                                   8,261        7,604
Research and development                                     1,525        1,910
Other special charges (income)                              (1,219)       2,963
                                                          --------     --------
     Total operating expenses                               54,039       51,157

        Income from operations                              18,601       11,746

Other expense (income):
  Interest expense                                           5,024        7,974
  Other expense (income)                                      (233)          14
                                                          --------     --------
                                                             4,791        7,988

Income before income taxes and extraordinary item           13,810        3,758

Income tax expense                                           5,276        1,378
                                                          --------     --------

Income before extraordinary item                             8,534        2,380

Extraordinary item, loss on early extinguishment of debt,
     net of income tax benefit of $1,263                     1,975           -
                                                          --------     --------

        Net income                                          $6,559       $2,380
                                                          ========     ========

Basic earnings per share
Average shares outstanding                                  23,453       20,470
Income before extraordinary item                             $0.36        $0.12
Extraordinary item                                           (0.08)           -
                                                          --------     --------
Net income                                                   $0.28        $0.12
                                                          ========     ========

Diluted earnings per share
Average shares and common stock equivalents                 25,091       22,071
Income before extraordinary item                             $0.34        $0.11
Extraordinary item                                           (0.08)           -
                                                          --------     --------
Net income                                                   $0.26        $0.11
                                                          ========     ========



See accompanying notes which are an integral part of these statements.

                              RAYOVAC CORPORATION
                Condensed Consolidated Statements of Cash Flows
   For the three-month periods ended December 27, 1997 and December 28, 1996
                                  (Unaudited)
                                 (In thousands)


                                                                 1997        1996
                                                                 ----        ----
Cash flows from operating activities:
        Net income                                               $6,559      $2,380
        Non-cash adjustments to net income:
              Amortization                                          483       2,373
              Depreciation                                        2,834       3,060
        Net changes in other assets and liabilities,
         net of effects from acquisition                         (8,155)     12,717
                                                                -------    --------
                   Net cash provided by operating activities      1,721      20,530
Cash flows from investing activities:
        Purchases of property, plant and equipment               (1,832)     (1,142)
        Payment for acquisition                                  (4,853)          -
                                                                -------    --------
                   Net cash used by investing activities         (6,685)     (1,142)
Cash flows from financing activities:
        Reduction of debt                                       (69,922)   (129,412)
        Proceeds from debt financing                              2,333     110,768
        Proceeds from issuance of common stock                   88,299           -
        Other                                                        45        (119)
                                                                -------    --------
              Net cash provided (used) by financing activities   20,755     (18,763)
                                                                -------    --------

Effect of exchange rate changes on cash and cash
 equivalents                                                        (18)         (5)
                                                                           ---------
              Net increase in cash and cash equivalents          15,773         620
Cash and cash equivalents, beginning of period                    1,133       4,255
                                                                --------   ---------
Cash and cash equivalents, end of period                        $16,906      $4,875
                                                                ========   =========

See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1    SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 27, 1997, results of operations for the three month periods ended December 27, 1997 and December 28, 1996, and cash flows for the three month periods ended December 27, 1997 and December 28, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1997.

     Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

     The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999. The fair value of this contract at December 27, 1997 is ($371).

     The Company has entered into a cross currency interest rate swap agreement related to financing the Brisco acquisition. The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The notional principal amount is approximately $5,000. The fair value at December 27, 1997 approximated the contract value.

     The Company enters into forward foreign exchange contracts relating to the anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable, or accounts receivable. The Company has approximately $5,300 of forward exchange contracts at December 27, 1997. The fair value at December 27, 1997, approximated the contract value.

     The Company is exposed to risk from fluctuating prices for commodities used in the manufacturing process. The Company hedges some of this risk through the use of commodity swaps, calls and puts. The Company has entered into commodity swap agreements which effectively fix the floating price on a specified quantity of zinc through a specified date. The Company is buying calls, which allow the Company to purchase a specified quantity of zinc through a specified date for a fixed price, and writing puts, which allow the buyer to sell to the Company a specified quantity of zinc through a specified date at a fixed price. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodity. The cost of the calls, and the premiums received from the puts, are amortized over the life of the agreements and are recorded in cost of goods sold, along with the effect of the swap, put and call agreements. At December 27, 1997, the Company had entered into a series of swap agreements with a contract value of approximately $3,600 for the period from January through December of 1998. At December 27, 1997, the Company had purchased a series of calls with a contract value of approximately $4,300 and sold a series of puts with a contract value of approximately $3,900 for the period from January through September of 1998 designed to set a ceiling and floor price. While these transactions have no carrying value, the fair value of these contracts was approximately ($633) at December 27, 1997.


2    INVENTORIES

     Inventories consist of the following (in thousands):

                                  December 27,1997   Sept. 30, 1997
                                  ----------------   --------------

              Raw material             $19,809            $23,291
              Work-in-process           11,602             15,286
              Finished goods            17,915             19,974
                                      --------           --------
                                       $49,326            $58,551
                                       =======            =======

3    EARNINGS PER SHARE DISCLOSURE

     Earnings per share is calculated based upon the following:

                               Three Months Ended December 27, 1997      Three Months Ended December 28, 1996
                               -------------------------------------   -----------------------------------------
                                  Income       Shares      Per-Share      Income       Shares      Per-Share
                               (Numerator)  (Denominator)   Amount     (Numerator)  (Denominator)    Amount

Income before extraordinary
item                              $8,534                                  $2,380

Basic EPS
Income available to common
shareholders                      $8,534       23,453        $0.36        $2,380       20,470        $0.12
                                                             =====                                   =====

Effect of Dilutive
Securities
Stock Options                                   1,638                                   1,601
                                                -----                                   -----

Diluted EPS
Income available to common
shareholders plus assumed
conversion                        $8,534       25,091        $0.34        $2,380       22,071        $0.11
                                  ======       ======        =====        ======       ======        =====

4    COMMITMENTS AND CONTINGENCIES

     The Company has entered into agreements to purchase certain equipment and to pay annual royalties. In a December 1991 agreement, the Company committed to pay annual royalties of $1.5 million for the first five years, beginning in 1993, plus $0.5 million for each year thereafter, as long as the related equipment patents are enforceable (2012). In a March 1994 agreement, the Company committed to pay $0.5 million in 1994 and annual royalties of $0.5 million for five years beginning in 1995. Additionally, the Company has committed to purchase tooling of $0.8 million related to this equipment.

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


5    OTHER

     During the 1998 Fiscal First Quarter, the Company recorded a pre-tax credit of $1.2 million related to the buyout of deferred compensation agreements with certain former employees.

     On November 28, 1997 the Company acquired Brisco G.M.B.H. in Germany and Brisco B.V. in Holland, a distributor of hearing aid batteries for $4.9 million. Brisco recorded calendar 1996 sales of $4.5 million.


6    GUARANTOR SUBSIDIARY

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheets
                            As of December 27, 1997
                                 (In thousands)



                                    -ASSETS-
                                                                          Guarantor    Nonguarantor                  Consolidated
                                                               Parent     Subsidiary   Subsidiaries   Eliminations       Total
                                                            ----------    ----------   ------------   ------------   -------------
Current assets:
  Cash and cash equivalents                                   $15,748         $44         $1,114              $-       $16,906
  Receivables                                                 $88,643        ($43)        23,190          (9,541)      102,249
  Inventories                                                  36,589          -          12,829             (92)       49,326
  Prepaid expenses and other                                   12,977         342          1,554               -        14,873
                                                            ---------     --------      --------        ---------     ---------
       Total current assets                                   153,957         343         38,687          (9,633)      183,354

Property, plant and equipment, net                             59,669          -           5,381               -        65,050
Deferred charges and other                                     19,931          -           4,599          (5,235)       19,295
Investment in subsidiaries                                     16,899      16,372             -          (33,271)            -
                                                            ----------    --------      --------        ---------    ----------
       Total assets                                          $250,456     $16,715        $48,667        $(48,139)     $267,699
                                                            ==========    ========      ========        =========    ==========

                -LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

Current liabilities:
  Current maturities of long-term debt                           $500          $-         $3,385           $(979)       $2,906
  Accounts payable                                             51,414        (390)        17,271          (8,267)       60,028
  Accrued liabilities:
    Wages and benefits and other                               30,415         (24)         6,912               -        37,303
    Recapitalization and other special charges                  6,305           -            303               -         6,608
                                                            ----------    --------      --------        ---------    ----------
       Total current liabilities                               88,634        (414)        27,871          (9,246)      106,845
Long-term debt, net of current maturities                     135,500           -          4,266          (3,914)      135,852
Employee benefit obligations, net of current portion            6,573           -              -               -         6,573
Other                                                           3,731         230            166               -         4,127
                                                            ----------    --------      --------        ---------    ----------
       Total liabilities                                      234,438        (184)        32,303         (13,160)      253,397

Shareholders' equity (deficit):
  Common stock                                                    569           -         12,072         (12,072)          569
  Additional paid-in capital                                  103,592       3,525            750          (4,275)      103,592
  Foreign currency translation adjustment                       2,876       2,876          2,876          (5,752)        2,876
  Notes receivable from officers/shareholders                  (1,261)          -              -               -        (1,261)
  Retained earnings                                            39,596      10,498            666         (12,880)       37,880
                                                            ----------    --------      --------        ---------    ----------
                                                              145,372      16,899         16,364         (34,979)      143,656

Less stock held in trust for deferred compensation               (962)          -              -               -          (962)
Less treasury stock                                          (128,392)          -              -               -      (128,392)
                                                            ----------    --------      --------        ---------    ----------
      Total shareholders' equity (deficit)                     16,018      16,899         16,364         (34,979)       14,302
                                                            ----------    --------      --------        ---------    ----------
      Total liabilities and shareholders' equity (deficit)   $250,456     $16,715        $48,667        $(48,139)     $267,699
                                                            ==========    ========      ========        =========    ==========
                                                                    0          0              0                0             0

                               RAYOVAC CORPORATION
                Condensed Consolidating Statements of Operations
               For the three-month period ended December 27, 1997
                                 (In thousands)

                                                 Guarantor    Nonguarantor                Consolidated
                                      Parent    Subsidiary    Subsidiaries  Eliminations     Total
                                      ------    ----------    ------------  ------------     -----
 Net sales                           $132,907      $  -         $24,799      $(7,711)       $149,995
 Cost of goods sold                    68,911         -          16,160       (7,716)         77,355
                                     --------      -----        -------      --------      ---------
    Gross profit                       63,996         -           8,639            5          72,640

 Selling                               39,431         -           6,041            -          45,472
 General and administrative             6,258      (231)          2,252          (18)          8,261
 Research and development               1,525         -              -             -           1,525
 Other special charges                 (1,219)        -              -             -          (1,219)
                                     --------      -----        -------      --------      ---------
    Total operating expenses           45,995      (231)          8,293          (18)         54,039

    Income from operations             18,001       231             346           23          18,601

 Other expense (income):
      Interest expense                  4,864         -             157            3           5,024
      Equity in profit of subsidiary   (182)       (139)              -          321              0
      Other expense (income)           (196)        (10)            (24)          (3)           (233)
                                     --------      -----        -------      --------      ---------
                                        4,486      (149)           133           321           4,791
 Income before income taxes
      and extraordinary item           13,515       380            213          (298)         13,810
 Income taxes                           5,004       198             74             -           5,276
                                     --------      -----        -------      --------      ---------
 Income (loss) before
      extraordinary item                8,511       182            139          (298)          8,534
 Extraordinary item                     1,975         -              -             -           1,975
                                     --------      -----        -------      --------      ---------
    Net income                         $6,536      $182           $139         $(298)         $6,559
                                     ========      =====        =======      ========      =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                   Condensed Consolidating Statements of Cash
            Flows For the three-month period ended December 27, 1997
                                 (In thousands)

                                                                      Guarantor    Nonguarantor                 Consolidated
                                                         Parent       Subsidiary    Subsidiaries  Eliminations     Total
Net cash provided (used) by operating activities         $(4,055)       $(2)          $886          $4,892         $1,721
Cash flows from investing activities:
  Purchases of property, plant and equipment              (1,320)         -           (512)              -         (1,832)
  Payment for acquisition                                      -          -         (4,853)              -         (4,853)

Net cash used by investing activities                     (1,320)         -         (5,365)              -         (6,685)
Cash flows from financing activities:
  Reduction of debt                                      (69,000)         -           (922)              -        (69,922)
  Proceeds from debt financing                             1,041          -          6,184          (4,892)         2,333
  Proceeds from issuance of common stock                  88,299          -              -               -         88,299
  Other                                                      150          -           (105)              -             45
                                                         -------        ---         ------          ------        -------
Net cash provided (used) by financing activities          20,490          -          5,157          (4,892)        20,755
Effect of exchange rate changes on cash and cash
  equivalents                                                  -          -            (18)              -            (18)
                                                         -------        ---         ------          ------        -------
Net increase (decrease) in cash and cash equivalents      15,115         (2)           660               -         15,773
Cash and cash equivalents, beginning of period               633         46            454               -          1,133
                                                         -------        ---         ------          ------        -------
Cash and cash equivalents, end of period                 $15,748        $44         $1,114              $-        $16,906
                                                         =======        ===         ======          ======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------


Three Months Ended December 27, 1997 Compared to
Three Months Ended December 28, 1996

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

     Net Sales. The net sales of Rayovac Corporation (the "Company") were $150.0 million in the three months ended December 27, 1997, (the "1998 Fiscal Quarter"), an increase of $8.1 million, or 5.7%, from approximately $141.9 million in the three months ended December 28, 1996 (the "1997 Fiscal Quarter"), primarily due to increased sales of general battery products somewhat offset by decreased sales of lighting products. During the 1998 Fiscal Quarter, the Company's net sales included $0.7 million of hearing aid battery sales related to the November, 1997, acquisition of Brisco, a distributor in Germany and Holland.

     Within general batteries, alkaline battery dollar sales exceeded the 1997 Fiscal Quarter by approximately 19% due primarily to strong promotional programs during the Christmas season, a price increase implemented last summer, and sales to new customers. This was partially offset by decreased sales of heavy duty batteries attributed to reduced promotional activity and the continuing decline in the domestic market.

     Sales of lighting products were unfavorably impacted as several seasonal promotions in the prior year were not repeated in 1997.

     Gross Profit. Gross profit increased $9.7 million, or 15.4%, to approximately $72.6 million in the 1998 Fiscal Quarter, from approximately $62.9 million in the 1997 Fiscal Quarter, primarily as a result of increased sales of alkaline batteries. Gross profit increased as a percentage of net sales to 48.4% in the 1998 Fiscal Quarter from 44.3% in the 1997 Fiscal Quarter which is due primarily to a shift toward higher margin alkaline sales. Margins also benefited from the price increase implemented in mid-1997.

     Selling Expense. Selling expense increased $6.8 million, or 17.6%, to approximately $45.5 million in the 1998 Fiscal Quarter from approximately $38.7 million in the 1997 Fiscal Quarter. Selling expense increased as a percentage of net sales to 30.3% in the 1998 Fiscal Quarter from 27.3% in the 1997 Fiscal Quarter primarily as a result of increased advertising and promotional spending.

     General and Administrative Expense. General and administrative expense increased $0.7 million, or 9.2%, to approximately $8.3 million in the 1998 Fiscal Quarter from approximately $7.6 million in the 1997 Fiscal Quarter, primarily due to higher costs associated with information system improvements worldwide.

     Research and Development Expense. Research and development expense decreased $0.4 million to approximately $1.5 million in the 1998 Fiscal Quarter from approximately $1.9 million in the 1997 Fiscal Quarter. This decrease was primarily a result of the increased resources assigned in the 1997 Fiscal Quarter to the development of an on-the-label battery tester which management decided not to implement in production.

     Other Special Charges and Income. In the 1998 Fiscal Quarter, the Company recorded additional income of approximately $1.2 million in connection with the buyout of deferred compensation agreements with certain former employees. In the 1997 Fiscal Quarter, the Company recorded charges of approximately $3.0 million in connection with an organizational restructuring in the United States and the discontinuation of certain manufacturing operations in the United Kingdom.

     Income from Operations. Income from operations increased $6.9 million or 59.0% to approximately $18.6 million in the 1998 Fiscal Quarter from approximately $11.7 million in the 1997 Fiscal Quarter due primarily to increased gross profit on the increased net sales discussed above which was partially offset by increased operating expenses in the areas of advertising and promotion expense.

     Interest Expense. Interest expense in the 1998 Fiscal Quarter decreased $3.0 million, or 37.5%, to approximately $5.0 million from approximately $8.0 million in the 1997 Fiscal Quarter primarily as a result of decreased indebtedness due to the application of the proceeds of the Company's initial public offering of common stock completed in November 1997 (the "IPO"), and the write-off, in the 1997 Fiscal Quarter, of $2.0 million of unamortized debt issuance costs.

     Extraordinary Item. In the 1998 Fiscal Quarter the Company recorded extraordinary expense of $2.0 million net of income taxes for the premium on the repurchase or redemption of the senior term notes in connection with the IPO.

     Net Income. Net income for the 1998 Fiscal Quarter increased $4.2 million, or 175.0%, to approximately $6.6 million from approximately $2.4 million in the 1997 Fiscal Quarter as discussed above. Diluted earnings per share for the 1998 Fiscal Quarter increased 15 cents per share to 26 cents per share. The Company's effective tax rate for the 1998 Fiscal Quarter was 38.2% compared to 36.7% for the 1997 Fiscal Quarter due primarily to increased foreign taxes for the 1998 Fiscal Quarter that are subject to foreign tax credit limitations.

Liquidity and Capital Resources

     For the three months ended December 27, 1997, approximately $1.7 million of net cash was provided by income from operations partially offset by a seasonal increase in receivables. This compares to $20.5 million of net cash provided by operating activities in the 1997 Fiscal Quarter which was due primarily to inventory reductions.

     Capital expenditures during the three months ended December 27, 1997, were approximately $1.8 million, an increase of $0.7 million from approximately $1.1 million in the 1997 Fiscal Quarter reflecting maintenance level spending.

     The Company currently expects an increase in capital expenditures to approximately $18.0 million in fiscal 1998 due to alkaline capacity expansion, alkaline vertical integration programs, and continued spending on new computer information systems. The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no assurance can be given in this regard. The Company's credit facilities include a revolving credit facility of $65.0 million of which no amounts were borrowed at December 27, 1997, and approximately $0.6 million of which was utilized for outstanding letters of credit.

Subsequent Event - Amended Credit Agreement

     On December 30, 1997, the Credit Agreement dated September 12, 1996, was amended. The Amended Credit Agreement provides for more favorable borrowing costs and covenants consistent with the Company's improved credit position resulting from the paydown of debt with the net proceeds of the IPO. The Amended Credit Agreement includes a five-year reducing Revolver Facility of $90.0 million and a five-year amortizing Acquisition Facility of $70.0 million. The Revolver Facility is reduced by $10.0, $15.0, and $15.0 million respectively on December 31, 1999, 2000 and 2001 and expires on December 31, 2002. The Acquisition Facility provides up to $70.0 million in loans for qualifying acquisitions during a one-year commitment period expiring December 31, 1998. Debt obtained under the Acquisition Facility is subject to quarterly amortization commencing March 31, 1999 through December 31, 2002. As of December 30, 1997, all of the Company's senior subordinated term debt was replaced by revolver debt under the Revolver Facility.


                           Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The Company's 1997 Annual Meeting of Shareholders was held on October 22, 1997.

     (b) The following directors were elected at the meeting, and no other directors' terms of office continued after the meeting; David A. Jones, Trygve Lonnebotn, Scott A. Schoen, Roger F. Warren, Thomas R. Shepherd, Kent J. Hussey and Warren C. Smith, Jr.

     (c) The first matter voted upon at the meeting was a proposal to amend and restate the Restated Articles of Incorporation of the Company. Upon motion duly made and seconded, such proposal was approved. The votes were reported as follows:

          Approval of Amended and Restated Articles of Incorporation:
               For 19,432,419
               Against: None
               Abstain: None
               Non-Votes: None

     The second matter voted upon at the meeting was a proposal to approve the 1997 Rayovac Incentive Plan (the "Incentive Plan"). Upon motion duly made and seconded, such proposal was approved. The votes were reported as follows:

          Approval of the Incentive Plan:
               For: 19,432,419
               Against: None
               Abstain: None
               Non-Votes: None

     The third matter voted upon at the meeting was the election of Directors. Upon motion duly made and seconded, each of the nominees to Class I of the Board of Directors was elected as a director to serve until the Company's 1999 Annual Meeting and until his successor is duly elected and qualified, each of the nominees to Class II of the Board of Directors was elected as a director to serve until the Company's 2000 Annual Meeting and until his successor is duly elected and qualified and each of the nominees to Class III of the Board of Directors was elected as a director to serve until the Company's 2001 Annual Meeting and until his successor is duly elected and qualified. The votes for each of the nominees were reported as follows:

Class I Nominees
----------------

          David A. Jones        For: 19,432,419
                                Against: None
                                Abstain: None
                                Non-Votes: None

          Trygve Lonnebotn      For: 19,432,419
                                Against: None
                                Abstain: None
                                Non-Votes: None

          Scott A. Schoen       For: 19,432,419
                                Against: None
                                Abstain: None
                                Non-Votes: None


Class II Nominees
-----------------

          Roger F. Warren       For: 19,432,419
                                Against: None
                                Abstain: None
                                Non-Votes: None

          Thomas R. Shepherd    For: 19,432,419
                                Against: None
                                Abstain: None
                                Non-Votes: None


Class III Nominees
------------------

          Kent J. Hussey        For: 19,432,419
                                Against: None
                                Abstain: None
                                Non-Votes: None

          Warren C. Smith, Jr.  For: 19,432,419
                                Against: None
                                Abstain: None
                                Non-Votes: None

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     Exhibit      Description
     -------      -----------

      3.1*        Amended and Restated Articles of Incorporation of the Company.

      3.2*        Amended and Restated By-Laws of the Company.

      4.1** Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc. and Marine Midland Bank, as trustee, relating to the Company's 10-1/4% Senior Subordinated Notes due 2006.

      4.2**       Specimen of the Notes (included as an exhibit to Exhibit 4.1).

      4.3** Credit Agreement, dated as of September 12, 1996 by and among the Company, the lenders party thereto, Bank of America National Trust and Savings Association ("BofA") and DLJ Capital Funding, Inc. (the "Credit Agreement").

      4.4**       Amendment No. 1 to the Credit Agreement dated as of October
                  23, 1996.

      4.5** The Security Agreement dated as of September 12, 1996 by and among the Company, ROV Holding, Inc. and BofA.

      4.6** The Company Pledge Agreement dated as of September 12, 1996 by and between the Company and BofA.

      4.7*** Shareholders Agreement dated as of September 12, 1996 by and among the Company and the shareholders of the Company referred to therein.

      4.8*** Amendment to Rayovac Shareholders Agreement dated August 1, 1997 by and among the Company and the shareholders of the Company referred to therein.

      4.9+        Specimen certificate representing the Common Stock.

      10.1** Management Agreement, dated as of September 12, 1996, by and between the Company and Thomas H. Lee Company.

      10.2** Confidentiality, Non-Competition and No-Hire Agreement dated as of September 12, 1996 by and between the Company and Thomas F. Pyle.

      10.3** Employment Agreement, dated as of September 12, 1996, by and between the Company and David A. Jones, including the Full Recourse Promissory Note, dated September 12, 1996 by David A. Jones in favor of the Company.

      10.4**      Severance Agreement by and between the Company and Trygve
                  Lonnebotn.

      10.5**      Severance Agreement by and between the Company and Kent J.
                  Hussey.

      10.6**      Severance Agreement by and between the Company and Roger F.
                  Warren.

      10.7*** Severance Agreement by and between the Company and Stephen P. Shanesy.

      10.8*** Severance Agreement by and between the Company and Merrell M. Tomlin.

      10.9** Technology, License and Service Agreement between Battery Technologies (International) Limited and the Company, dated June 1, 1991, as amended April 19, 1993 and December 31, 1995.

      10.10** Building Lease between the Company and SPG Partners, dated May 14, 1985, as amended June 24, 1986 and June 10, 1987.

      10.11***    Rayovac Corporation 1996 Stock Option Plan.

      10.12***    Rayovac Corporation 1997 Stock Option Plan.

      10.13+      1997 Rayovac Incentive Plan.

      10.14+      Rayovac Profit Sharing and Savings Plan.

      27.         Financial Data Schedule.

________________

* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 filed with the Commission on December 23, 1997.

** Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Commission.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997 filed with the Commission on August 13, 1997.

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.




     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the 1998 Fiscal Quarter.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  January 30, 1998

RAYOVAC CORPORATION



By  /s/ Kent J. Hussey
    -------------------------
    Kent J. Hussey
    Executive Vice President of Finance and Administration,
    Chief Financial Officer


By  /s/ James A. Broderick
    -------------------------
    James A. Broderick
    Vice President, General Counsel and Secretary