Form 10-Q
period 1998-03-28
RAYOVAC CORP
filed 1998-05-05
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 28, 1998
                                   --------------

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

                                 Yes (X) No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of May 5, 1998, was 27,432,238.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                               RAYOVAC CORPORATION
                      Condensed Consolidated Balance Sheets
                   As of March 28, 1998 and September 30, 1997
                    (In thousands, except per share amounts)

                                    -ASSETS-
                                                                             March 28, 1998      September 30, 1997
                                                                             --------------      ------------------
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $  3,672               $   1,133
     Receivables                                                                  69,079                  79,669
     Inventories                                                                  61,254                  58,551
     Prepaid expenses and other                                                   14,434                  15,027
                                                                                --------               ---------

            Total current assets                                                 148,439                 154,380

Property, plant and equipment, net                                                66,889                  65,511
Deferred charges and other                                                        26,075                  16,990
                                                                                --------               ---------
            Total  assets                                                       $241,403               $ 236,881
                                                                                ========               =========


                                     -LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-
Current liabilities:
     Current maturities of long-term debt                                       $  4,329               $  23,880
     Accounts payable                                                             50,891                  57,259
     Accrued liabilities:
          Wages and benefits and other                                            28,067                  34,812
          Recapitalization and other special charges                               9,856                   4,612
                                                                                --------               ---------

            Total current liabilities                                             93,143                 120,563

Long-term debt, net of current maturities                                        125,148                 183,441
Employee benefit obligations, net of current portion                               6,738                  11,291
Other                                                                              4,160                   2,181
                                                                                --------               ---------

            Total liabilities                                                    229,189                 317,476

Shareholders' equity (deficit):
     Common stock, $.01 par value, authorized 150,000 and 90,000 shares respectively; issued 56,873 and 50,000 shares respectively;
     outstanding 27,432 and 20,581 shares, respectively                              569                     500
Additional paid-in capital                                                       103,155                  15,974
Foreign currency translation adjustments                                           2,307                   2,270
Notes receivable from officers/shareholders                                       (1,361)                 (1,658)
Retained earnings                                                                 36,898                  31,321
                                                                                --------               ---------

                                                                                 141,568                  48,407

Less stock held in trust for deferred compensation
   plan, 160 shares                                                                 (962)                   (962)
Less treasury stock, at cost, 29,441 and 29,419
   shares, respectively                                                         (128,392)               (128,040)
                                                                                --------               ---------

            Total shareholders' equity (deficit)                                  12,214                 (80,595)
                                                                                --------                --------

            Total liabilities and shareholders' equity (deficit)                $241,403              $  236,881
                                                                                ========              ==========


See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
                 For the three month and six month periods ended
                        March 28, 1998 and March 29, 1997
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                               THREE MONTHS                     SIX MONTHS
                                                                               ------------                     ----------
                                                                         1998            1997             1998              1997
                                                                         ----            ----             ----              ----
Net sales                                                              $ 96,081        $ 83,632        $ 246,076         $ 225,554
Cost of goods sold                                                       50,545          47,123          127,900           126,142
                                                                       --------        --------        ---------         ---------
     Gross profit                                                        45,536          36,509          118,176            99,412

Selling                                                                  28,204          22,592           73,676            61,272
General and administrative                                                9,102           7,660           17,363            15,264
Research and development                                                  1,509           1,520            3,034             3,430
Other special charges                                                     5,236           1,754            4,017             4,717
                                                                       --------        --------        ---------         ---------
     Total operating expenses                                            44,051          33,526           98,090            84,683

        Income from operations                                            1,485           2,983           20,086            14,729

Other expense (income):
  Interest expense                                                        3,291           5,472            8,315            13,446
  Other expense (income)                                                   (126)            300             (359)              314
                                                                       --------        --------        ---------         ---------
                                                                          3,165           5,772            7,956            13,760

Income (loss) before income taxes and extraordinary item                 (1,680)         (2,789)          12,130               969

Income tax expense (benefit)                                               (698)         (1,069)           4,578               309
                                                                       --------        --------        ---------         ---------

Income (loss) before extraordinary item                                    (982)         (1,720)           7,552               660

Extraordinary item, loss on early extinguishment of debt,
     net of income tax benefit of $1,263                                     --              --            1,975                --
                                                                       --------        --------        ---------         ---------

        Net income (loss)                                              $   (982)       $ (1,720)       $   5,577         $     660
                                                                       ========        ========        =========         =========




Average shares outstanding                                               27,432          20,485           25,476            20,478

Basic earnings per share
Income (loss) before extraordinary item                                $  (0.04)        $ (0.08)       $    0.30         $    0.03
Extraordinary item                                                           --              --            (0.08)               --
                                                                       --------         -------        ---------         ---------
Net income (loss)                                                      $  (0.04)        $ (0.08)       $    0.22         $    0.03
                                                                       ========         =======        =========         =========


Average shares outstanding and common stock equivalents                  27,432          20,485           27,006            20,507

Diluted earnings per share
Income (loss) before extraordinary item                                $  (0.04)        $ (0.08)       $    0.28         $    0.03
Extraordinary item                                                           --              --            (0.07)               --
                                                                       --------         -------        ---------         ---------
Net income (loss)                                                      $  (0.04)        $ (0.08)       $    0.21         $    0.03
                                                                       ========         =======        =========         =========

See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                      Condensed Consolidated Statements of
  Cash Flows For the six month periods ended March 28, 1998 and March 29, 1997
                                   (Unaudited)
                                 (In thousands)

                                                                         1998              1997
                                                                         ----              ----
Cash flows from operating activities:
       Net income                                                     $   5,577         $     660
       Non-cash adjustments to net income:
            Amortization                                                  1,675             2,772
            Depreciation                                                  5,811             5,892
            Other non-cash adjustments                                   (3,453)             (330)
       Net changes in other assets and liabilities,
            net of effects from acquisitions                             (5,239)           26,234
                                                                      ----------        ---------

               Net cash provided by operating activities                  4,371            35,228

Cash flows from investing activities:
       Purchases of property, plant and equipment                        (6,676)           (2,625)
       Proceeds from sale of  property, plant and equipment               3,292                --
       Payment for acquisitions                                          (7,508)               --
       Other                                                                  -              (215)
                                                                      ----------        ---------

               Net cash used by investing activities                    (10,892)           (2,840)

Cash flows from financing activities:
       Reduction of debt                                               (137,987)         (140,004)
       Proceeds from debt financing                                      59,859           112,243
       Proceeds from issuance of common stock                            87,268                --
       Other                                                                (73)              265
                                                                      ----------        ---------

               Net cash provided (used) by financing activities           9,067           (27,496)
                                                                      ----------        ---------

Effect of exchange rate changes on cash and cash
       equivalents                                                           (7)                3
                                                                      ----------        ---------

               Net increase in cash and cash equivalents                  2,539             4,895

Cash and cash equivalents, beginning of period                            1,133             4,255
                                                                      ----------        ---------

Cash and cash equivalents, end of period                              $   3,672         $   9,150
                                                                      ==========        =========



See accompanying notes which are an integral part of these statements.


                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands, except per share amounts)


1 SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 28, 1998, results of operations for the three and six month periods ended March 28, 1998 and March 29, 1997, and cash flows for the six month periods ended March 28, 1998 and March 29, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1997.

  Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

  The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999. The fair value of this contract at March 28, 1998 was ($382).

  The Company has entered into an amortizing cross currency interest rate swap agreement related to financing the acquisition of Brisco (as defined herein). The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at March 28, 1998 is approximately $4,700. The fair value at March 28, 1998 approximated the contract value.

  The Company enters into forward foreign exchange contracts relating to the anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable, or accounts receivable. The Company has approximately $7,700 of such forward exchange contracts at March 28, 1998. The fair value at March 28, 1998, approximated the contract value.

  The Company has also entered into foreign exchange contracts to hedge payment obligations denominated in Japanese Yen under a commitment to purchase certain production equipment from Matsushita. The Company has approximately $6,700 of such forward exchange contracts outstanding at March 28, 1998. The fair value at March 28, 1998 approximated the contract value.

  The Company is exposed to risk from fluctuating prices for commodities used in the manufacturing process. The Company hedges some of this risk through the use of commodity swaps, calls and puts. The Company has entered into commodity swap agreements which effectively fix the floating price on a specified quantity of zinc through a specified date. The Company is buying calls, which allow the Company to purchase a specified quantity of zinc through a specified date for a fixed price, and writing puts, which allow the buyer to sell to the Company a specified quantity of zinc through a specified date at a fixed price. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodity. The cost of the calls, and the premiums received from the puts, are amortized over the life of the agreements and are recorded in cost of goods sold, along with the effect of the swap, put and call agreements. At March 28, 1998, the Company had entered into a series of swap agreements with a contract value of approximately $3,200 for the period from April through December of 1998. At March 28, 1998, the Company had purchased a series of calls with a contract value of approximately $3,000 and sold a series of puts with a contract value of approximately $2,800 for the period from April 1998 through March 1999 designed to set a ceiling and floor price. While these transactions have no carrying value, the fair value of these contracts was approximately ($600) at March 28, 1998.


2 INVENTORIES

  Inventories consist of the following (in thousands):

                                     March 28, 1998           September 30, 1997
                                     --------------           ------------------

        Raw material                    $20,450                   $23,291
        Work-in-process                  16,478                    15,286
        Finished goods                   24,326                    19,974
                                        -------                   -------
                                        $61,254                   $58,551
                                        =======                   =======


3 EARNINGS PER SHARE DISCLOSURE

  Earnings per share is calculated based upon the following:

                                   Three Months Ended March 28, 1998                Three Months Ended March 29, 1997
                              ---------------------------------------------   ----------------------------------------------
                                  Income          Shares        Per-Share         Income          Shares        Per-Share
                               (Numerator)     (Denominator)     Amount        (Numerator)     (Denominator)      Amount
                               -----------     -------------    ---------      -----------     -------------    ---------
Loss before extraordinary
item                              ($982)                                         ($1,720)

Basic EPS
Loss available to common
shareholders                      ($982)          27,432         ($0.04)         ($1,720)         20,485         ($0.08)
                                                                 =======                                         =======

Diluted EPS
Loss available to common
shareholders plus assumed
conversion                        ($982)          27,432         ($0.04)         ($1,720)         20,485         ($0.08)
                                  ======          ======         =======         ========         ======         =======

  The effect of unexercised stock options outstanding for the three month periods ending March 28, 1998 and March 29, 1997, were excluded from the diluted EPS calculations as their effect was anti-dilutive. These options may dilute EPS in the future.

                                       Six Months Ended March 28, 1998                   Six Months Ended March 29, 1997
                                 ---------------------------------------------    ----------------------------------------------
                                    Income           Shares        Per-Share         Income           Shares        Per-Share
                                  (Numerator)    (Denominator)      Amount         (Numerator)    (Denominator)       Amount
                                  -----------    -------------     ---------       -----------    -------------     ---------
Income before extraordinary
item                                $7,552                                            $660

Basic EPS
Income available to common
shareholders                         7,552           25,476          $0.30             660            20,478          $0.03
                                                                     =====                                            =====

Effect of Dilutive Securities
Stock Options                                         1,530                                               29
                                                      -----                                           ------

Diluted EPS
Income available to common
shareholders plus assumed
conversion                          $7,552           27,006          $0.28            $660            20,507          $0.03
                                    ======           ======          =====            ====            ======          =====


4 COMMITMENTS AND CONTINGENCIES

  The Company has entered into agreements to purchase certain equipment and to pay annual royalties. In a December 1991 agreement, the Company committed to pay annual royalties of $1.5 million for the first five years, beginning in 1993, plus $0.5 million for each year thereafter, as long as the related equipment patents are enforceable (2012). In a March 1994 agreement, the Company committed to pay $0.5 million in 1994 and annual royalties of $0.5 million for five years beginning in 1995. In a March 1998 agreement which supersedes the previous agreements, the Company committed to pay $2.0 million in 1998 and 1999, $3.0 million in 2000 through 2002 and $0.5 million in each year thereafter, as long as the related equipment patents are enforceable
  (2022). Additionally, the Company has committed to purchase tooling of $0.7 million related to this equipment.

  The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1.6 million, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flows of the Company.


5 OTHER

  During the 1998 Fiscal First Quarter, the Company recorded a pre-tax credit of $1.2 million related to the buyout of deferred compensation agreements with certain former employees.

  On November 28, 1997 the Company acquired Brisco GmbH in Germany and Brisco B.V. in Holland (collectively "Brisco"), a distributor of hearing aid batteries for $4.9 million. Brisco recorded calendar 1997 sales of $4.5 million.

  In the 1998 Fiscal Second Quarter, the Company recorded special charges and credits including severance, outplacement service, other employee benefits, and asset write-downs related to the following: (i) $3.7 million for exit of certain manufacturing operations at the Company's Madison,

  Wisconsin, and Appleton, Wisconsin, facilities and consolidating domestic battery packaging operations, (ii) $3.9 million for the closing of the Company's Newton Aycliffe, U.K., packaging facility, phasing out direct distribution in the U.K., and closing one of the Company's German sales offices, and (iii) a $2.4 million gain on the disposition of the Company's Kinston, North Carolina, previously closed facility.

  In the 1998 Fiscal Second Quarter, the Company acquired Direct Power Plus of New York ("DPP"), a full line marketer of rechargeable batteries and accessories for cellular phones and video camcorders for $4.7 million. DPP recorded sales of $2.2 million in the 1998 Fiscal Second Quarter.


6 SUBSEQUENT EVENTS

  On March 30, 1998 the Company acquired the battery distribution portion of Best Labs, St. Petersburg, Florida, a distributor of hearing aid batteries and a manufacturer of hearing instruments for $2.1 million. The acquired portion of Best Labs had net sales of approximately $2.6 million in calendar 1997.

  On April 3, 1998 the Company announced the filing of a registration statement with the SEC for a secondary offering of 6.5 million shares of common stock. The Company will not receive any proceeds from the sale of shares in the offering but will pay expenses for the offering estimated at $0.8 million. Of the shares being offered, 5.5 million will be offered by Thomas H. Lee Group and its affiliates and 1.0 million by certain Rayovac officers and employees. The registration statement has not yet become effective. These securities may not be sold nor any offers to buy be accepted prior to the time the registration statement becomes effective.


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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheets
                              As of March 28, 1998
                                 (In thousands)



                                    -ASSETS-

                                                                        Guarantor      Nonguarantor                     Consolidated
                                                            Parent      Subsidiary      Subsidiaries    Eliminations        Total
                                                          ---------   -------------  ----------------  --------------  -------------
Current assets:
         Cash and cash equivalents                        $   2,148     $     46          $ 1,478       $      --         $  3,672
         Receivables                                         61,208          584           15,131          (7,844)          69,079
         Inventories                                         48,728           --           12,639            (113)          61,254
         Prepaid expenses and other                          12,462          342            1,630              --           14,434
                                                          ---------     --------          -------       ---------         --------

              Total current assets                          124,546          972           30,878          (7,957)         148,439

Property, plant and equipment, net                           61,530           --            5,359              --           66,889
Deferred charges and other                                   26,045           --            4,996          (4,966)          26,075
Investment in subsidiaries                                   14,799       13,969               --         (28,768)              --
                                                          ---------     --------          -------       ---------         --------

         Total assets                                     $ 226,920     $ 14,941          $41,233       $(41,691)         $241,403
                                                          =========     ========          =======       ========          ========

                        -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
         Current maturities of long-term debt             $   3,135     $     --          $ 2,175       $    (981)        $  4,329
         Accounts payable                                    43,419           --           14,193          (6,721)          50,891
         Accrued liabilities:
              Wages and benefits and other                   24,599          (88)           3,547               9           28,067
              Recapitalization and other special charges      6,478           --            3,378              --            9,856
                                                          ---------     --------          -------       ---------         --------

              Total current liabilities                      77,631          (88)          23,293          (7,693)          93,143

Long-term debt, net of current maturities                   124,901           --            3,783          (3,536)         125,148
Employee benefit obligations, net of current portion          6,738           --                -              --            6,738
Other                                                         3,742          230              188              --            4,160
                                                          ---------     --------          -------       ---------         --------
         Total liabilities                                  213,012          142           27,264         (11,229)         229,189

Shareholders' equity :
         Common stock                                           569           --           12,072         (12,072)             569
         Additional paid-in capital                         103,155        3,525              750          (4,275)         103,155
         Foreign currency translation adjustment              2,307        2,307            2,307          (4,614)           2,307
         Notes receivable from officers/shareholders         (1,361)          --               --              --           (1,361)
         Retained earnings                                   38,592        8,967           (1,160)         (9,501)          36,898
                                                          ---------     --------          -------       ---------         --------
                                                            143,262       14,799           13,969         (30,462)         141,568

Less stock held in trust for deferred compensation             (962)          --                -               -             (962)
Less treasury stock                                        (128,392)          --                -               -         (128,392)
                                                          ---------     --------          -------       ---------         --------

         Total shareholders' equity                          13,908       14,799           13,969         (30,462)          12,214
                                                          ---------     --------          -------       ---------         --------

         Total liabilities and shareholders' equity       $ 226,920     $ 14,941          $41,233       $ (41,691)        $241,403
                                                          =========     ========          =======       =========         ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                 For the three month period ended March 28, 1998
                                 (In thousands)



                                                           Guarantor       Nonguarantor                            Consolidated
                                             Parent       Subsidiary       Subsidiaries        Eliminations            Total
                                          ----------    -------------    ----------------    ----------------    ----------------
Net sales                                  $ 83,519       $    --            $19,237             $(6,675)            $ 96,081
Cost of goods sold                           45,535            --             11,689              (6,679)              50,545
                                           --------       -------            -------             -------             --------
   Gross profit                              37,984            --              7,548                   4               45,536

Selling                                      24,277            --              3,927                  --               28,204
General and administrative                    7,340          (245)             2,025                 (18)               9,102
Research and development                      1,509            --                 --                  --                1,509
Other special charges                         1,274            --              3,962                  --                5,236
                                           --------       -------            -------             -------             --------
   Total operating expenses                  34,400          (245)             9,914                 (18)              44,051

Income(loss) from operations                  3,584           245             (2,366)                 22                1,485

Other expense (income):
    Interest expense                          3,211            --                 83                  (3)               3,291
    Equity in profit of subsidiary            1,531         1,826                 --              (3,357)                  --
    Other expense (income)                     (148)            6                 13                   3                 (126)
                                           --------       -------            -------             -------             --------

Loss before income taxes
     and extraordinary item                  (1,010)       (1,587)            (2,462)              3,379               (1,680)

Income taxes (benefit)                           (6)          (56)              (636)                 --                 (698)
                                           --------       -------            -------             -------             --------


Loss before extraordinary item               (1,004)       (1,531)            (1,826)              3,379                 (982)

Extraordinary item                               --            --                 --                  --                   --
                                           --------       -------            -------             -------             --------

Net loss                                   $ (1,004)      $(1,531)           $(1,826)            $ 3,379             $   (982)
                                           ========       =======            =======             =======             ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                  For the six month period ended March 28, 1998
                                 (In thousands)



                                                     Guarantor          Nonguarantor                        Consolidated
                                      Parent         Subsidiary         Subsidiaries      Eliminations          Total
                                     ---------    ----------------     --------------    --------------    -------------

Net sales                            $216,426         $    --            $ 44,036         $(14,386)         $ 246,076
Cost of goods sold                    114,446              --              27,849          (14,395)           127,900
                                     --------         -------            --------         --------          ---------
   Gross profit                       101,980              --              16,187                9            118,176

Selling                                63,708              --               9,968               --             73,676
General and administrative             13,598            (476)              4,277              (36)            17,363
Research and development                3,034              --                  --               --              3,034
Other special charges                      55              --               3,962               --              4,017
                                     --------         -------            --------         --------          ---------
   Total operating expenses            80,395            (476)             18,207              (36)            98,090

   Income(loss) from operations        21,585             476              (2,020)              45             20,086

Other expense (income):
     Interest expense                   8,075              --                 240               --              8,315
     Equity in profit of subsidiary     1,349           1,687                  --           (3,036)                --
     Other expense (income)              (344)             (4)                (11)              --               (359)
                                     --------         -------            --------         --------          ---------
                                        9,080           1,683                 229           (3,036)             7,956
Income(loss) before income taxes
     and extraordinary item            12,505          (1,207)             (2,249)           3,081             12,130

Income taxes (benefit)                  4,998             142                (562)              --              4,578
                                     --------         -------            --------         --------          ---------

Income (loss) before
     extraordinary item                 7,507          (1,349)             (1,687)           3,081              7,552

Extraordinary item                      1,975              --                  --               --              1,975
                                     --------         -------            --------         --------          ---------

   Net income(loss)                  $  5,532         $(1,349)           $ (1,687)        $  3,081            $ 5,577
                                     ========         =======            ========         ========          =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Cash Flows
                  For the six month period ended March 28, 1998
                                 (In thousands)


                                                                       Guarantor     Nonguarantor                     Consolidated
                                                           Parent      Subsidiary    Subsidiaries    Eliminations         Total
                                                         -----------  ------------  --------------  --------------   -------------
Net cash provided (used) by operating activities          $ (3,380)       $--         $ 3,233         $ 4,518          $  4,371


Cash flows from investing activities:
       Purchases of property, plant and equipment           (5,839)        --            (837)             --            (6,676)
       Proceeds from sale of property, plant, and equip.     3,292         --              --              --             3,292
       Payment for acquisitions                             (2,655)        --          (4,853)             --            (7,508)
                                                         ---------        ---         -------         -------          --------

Net cash used by investing activities                       (5,202)        --          (5,690)             --           (10,892)


Cash flows from financing activities:
       Reduction of debt                                  (135,500)        --          (2,487)             --          (137,987)
       Proceeds from debt financing                         58,193         --           6,184          (4,518)           59,859
       Proceeds from issuance of common stock               87,268         --              --              --            87,268
       Other                                                   136         --            (209)             --               (73)
                                                         ---------        ---         -------         -------          --------
Net cash provided by financing activities                   10,097         --           3,488          (4,518)            9,067

Effect of exchange rate changes on cash and cash
       equivalents                                              --         --              (7)             --                (7)
                                                         ---------         --         -------         -------          --------

Net increase in cash and cash equivalents                    1,515         --           1,024              --             2,539

Cash and cash equivalents, beginning of period                 633         46             454              --             1,133
                                                         ---------        ---         -------         -------          --------

Cash and cash equivalents, end of period                   $ 2,148        $46         $ 1,478         $    --          $  3,672
                                                         =========        ===         =======         =======          ========

Item 2. Managment's Discussion and Analysis of Financial Condition and Results of Operations

     Net Sales. The net sales of the Company increased $12.5 million, or 15.0% to $96.1 million in the three months ended March 28, 1998 (the "1998 Fiscal Quarter"), from $83.6 million in the three months ended March 29, 1997 (the "1997 Fiscal Quarter"). The increase was due primarily to increased sales of alkaline general battery products, specialty battery products, and lighting products somewhat offset by the continued decline in the heavy duty battery market.

Alkaline general battery sales in the 1998 Fiscal Quarter exceeded the 1997 Fiscal Quarter by approximately 38%, or $10.9 million. This increase can be attributed to strong promotional programs, a price increase implemented in the summer of 1997, sales to new customers, and increased volume with existing customers all of which resulted in increased market share for the 1998 Fiscal Quarter.

Within specialty battery products, hearing aid battery sales increased approximately 6% in the 1998 Fiscal Quarter due primarily to growth in the market and the November, 1997 acquisition of Brisco. Also, the Company acquired the retail portion of the business of DPP which recorded $2.2 million of specialty battery sales during the 1998 Fiscal Quarter.

Lighting product sales increased approximately 11% in the 1998 Fiscal Quarter primarily due to increased promotional emphasis, sales to new customers, and the impact of a major ice storm in Canada.

For the six months ended March 28, 1998, net sales were $246.1 million, an increase of $20.5 million, or 9.1%, from $225.6 million for the six months ended March 29, 1997. Increased sales of alkaline batteries, hearing aid batteries, and specialty batteries were somewhat offset by the continuing decline in the domestic market for heavy duty batteries.

     Gross Profit. Gross profit increased $9.0 million, or 24.7%, to $45.5 million in the 1998 Fiscal Quarter, from $36.5 million in the 1997 Fiscal Quarter, primarily as a result of increased sales of higher margin alkaline batteries and decreased sales of lower margin heavy duty batteries. Gross profit margins increased to 47.3% in the 1998 Fiscal Quarter from 43.7% in the 1997 Fiscal Quarter due primarily to the change in the sales mix toward alkaline and away from heavy duty batteries, the alkaline price increase implemented in the summer of 1997, and alkaline manufacturing cost improvements.

For the six months ended March 28, 1998, gross profit increased 18.9%, or $18.8 million to $118.2 million from $99.4 million in the six months ended March 29, 1997 due primarily to increased sales of alkaline general battery products. This also favorably impacted gross margins increasing to 48.0% for the six months from 44.1% for the six months ended March 29, 1997. Gross profit margins were also favorably impacted by the alkaline cost improvements and price increase mentioned above.

         Selling Expense. Selling expense increased $5.6 million, or 24.8% to $28.2 million in the 1998 Fiscal Quarter from $22.6 million in the 1997 Fiscal Quarter. The increase in dollars and as a percent of sales is due primarily to increased advertising and promotional spending to generate the increased alkaline battery sales. Selling expense as a percent of net sales increased to 29.3% in the 1998 Fiscal Quarter from 27.0% in the 1997 Fiscal Quarter. In addition, selling expense was low during the 1997 Fiscal Quarter while a new advertising agency and promotional strategies were under review.

For the six months ended March 28, 1998, selling expense increased $12.4 million, or 20.2%, to $73.7 million from $61.3 million for the six months ended March 29, 1997. As a percentage of net sales selling expense increased to 29.9% from 27.2% due primarily to increased advertising and promotional expense.

     General and Administrative Expense.General and administrative expense increased $1.4 million, or 18.2%, to $9.1 million in the 1998 Fiscal Quarter from $7.7 million in the 1997 Fiscal Quarter primarily as a result of higher costs associated with information system improvements worldwide and increased expenses associated with being a publicly held company.

For the six months ended March 28, 1998, general and administrative expense increased $2.1 million, or 13.7%, to $17.4 million from $15.3 million for the six months ended March 29, 1997 due primarily to increased information systems expense.

     Research and Development Expense. Research and development expense was $1.5 million for the 1998 Fiscal Quarter, approximately equal to the 1997 Fiscal Quarter. For the six months ended March 28, 1998, research and development expense decreased $0.4 million to $3.0 million from $3.4 million for the six months ended March 29, 1997.

     Other Special Charges. In the 1998 Fiscal Quarter, the Company recorded net charges of $5.2 million including (i) a $1.7 million charge associated with consolidating domestic battery packaging operations and outsourcing the manufacture of heavy duty batteries, (ii) a $2.0 million charge associated with closing the Company's Appleton, WI, manufacturing plant and consolidating it into its Portage, WI, manufacturing plant, (iii) a $3.9 million charge associated with closing the Company's Newton Aycliffe, U.K., facility, phasing out direct distribution in the U.K. and closing one of the Company's German sales offices, and (iv) a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina facility. The Company expects to record an additional $2.0 million of costs in subsequent periods related to these restructuring and cost rationalization initiatives. In the 1997 Fiscal Quarter, the Company recorded charges of $1.8 million in connection with the closing of its Kinston, North Carolina, facility.

For the six months ended March 28, 1998, the Company recorded net charges of $4.0 million. This includes the $5.2 million charge recorded in the 1998 Fiscal Quarter offset by income of $1.2 million in connection with the buy-out of deferred compensation agreements with certain former employees. For the six months ended March 29, 1997, the Company recorded charges of $4.7 million for organizational restructuring in the U.S., the discontinuation of certain manufacturing operations in the U.K., and the closing of its Kinston, North Carolina, facility.

         Income From Operations. Income from operations decreased $1.5 million to $1.5 million in the 1998 Fiscal Quarter from $3.0 million in the 1997 Fiscal Quarter. The increased special charges in 1998 over 1997 more than offset the increased income generated by the sales and gross profit improvements. Income from operations before special charges increased $1.9 million, or 39.6%, to $6.7 million in the 1998 Fiscal Quarter from $4.8 million for the 1997 Fiscal Quarter.

For the six months ended March 28, 1998, income from operations increased 36.7%, or $5.4 million to $20.1 million from $14.7 million for the six months ended March 29, 1997. This increase is due primarily to increased sales and gross profit offset by increased selling and general and administrative expense. Income from operations before special charges increased $4.7 million, or 24.2%, to $24.1 million for the six months ended March 28, 1998 from $19.4 million for the six months ended March 29, 1997.

     Interest Expense. Interest expense decreased $2.2 million, or 40%, to $3.3 million in the 1998 Fiscal Quarter from $5.5 million in the 1997 Fiscal Quarter. This decrease is primarily as a result of decreased indebtedness due to the application of proceeds of the Company's initial public offering of common stock completed in November 1997 (the "IPO"). For the six months ended March 28, 1998, interest expense decreased $5.1 million, or 38.1%, to $8.3 million from $13.4 million in the six months ended March 29, 1997. In addition to the effects of the IPO on 1998, the 1997 interest expense included a $2.0 million write-off of unamortized debt issuance costs.

     Other Expense (Income). Other expense (income) for the 1998 Fiscal Quarter includes $(0.1) million of interest income and foreign exchange gain. The 1997 Fiscal Quarter included $0.3 million of net expense attributed to foreign exchange losses somewhat offset by interest income. For the six months ended March 28, 1998, interest income and foreign exchange gain totaled $(0.4) million compared to $0.3 million net expense in the six months ended March 29, 1997 attributed to foreign exchange losses partially offset by interest income.

     Income Tax Expense (Benefit). The Company's effective tax rate for the 1998 Fiscal Quarter was (41.5)% compared to (38.3)% for the 1997 Fiscal Quarter primarily due to the benefit of the Company's Foreign Sales Corporation ("FSC") impacting the 1998 rate more than the 1997 rate. For the six months ended March 28, 1998, the Company's effective tax rate was 37.7% compared to 31.9% for the six months ended March 29, 1997. The more favorable tax rate in 1997 is due primarily to the FSC benefiting 1997 more than 1998.

     Extraordinary Item. In the six months ended March 28, 1998, the Company recorded extraordinary expense of $2.0 million net of income taxes for the premium payment on the redemption of a portion of the Company's Senior Subordinated Notes.

     Net Income (Loss). Net income (loss) for the 1998 Fiscal Quarter was $(1.0) million, a $0.7 million improvement from $(1.7) million for the 1997 Fiscal Quarter.

For the six months ended March 28, 1998, net income was $5.6 million after the $2.0 million extraordinary item compared to $0.7 million for the six months ended March 29, 1997.

Liquidity and Capital Resources

     For the six months ended March 28, 1998, net cash provided by operating activities decreased $30.8 million to $4.4 million from $35.2 million for the six months ended March 29, 1997. The decrease was due primarily to inventory levels increasing this year to support the growth in the business where as last year a significant reduction in excess inventory was experienced.

     Capital expenditures for the six months ended March 28, 1998 were $6.7 million, an increase of $4.1 million from $2.6 million in the six months ended March 29, 1997. This increase reflects continued spending on the implementation of new computer systems in fiscal 1998 and the down payment on a new alkaline production line for one of the manufacturing facilities. The Company currently expects capital spending for fiscal 1998 to be approximately $18.0 million due to alkaline capacity expansion and the continued implementation of the new SAP computer system.

     The SAP system is also expected to substantially address the Year 2000 issue. The Company has established an internal project team to identify, correct, and test the remaining systems for Year 2000 compliance. The Company expects to incur internal staff costs as well as consulting and other expenses. Management currently estimates completion of Year 2000 compliance in mid-1999 at an estimated cost of $1.0 million in addition to the SAP system implementation. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems after modifications to existing software and the conversion to new software. However, there can be no assurance that unforeseen difficulties will not arise for any of the Company, its customers or vendors and that related costs will not thereby be incurred.

     In March 1998, the Company sold its Kinston, North Carolina, facility for approximately $3.3 million. The Company also acquired DPP for $4.7 million plus incentive payments over four years which are anticipated to total approximately $2.7 million. The initial $4.7 million includes $3.2 million cash (of which $0.5 million is to be paid in cash after a specified time period for resolution of acquisition related claims), and $1.5 million of assumed bankers acceptances.

     In November 1997, the Company acquired Brisco for approximately $4.9 million. Brisco packages and distributes hearing aid batteries in customized packaging to hearing health care professionals.

     The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to maturity of those credit facilities, although no assurance can be given in this regard. The Company's current credit facilities include a revolving credit facility of $90.0 million of which $56.1 million was outstanding at March 28, 1998, with approximately $5.8 million utilized for outstanding letters of credit and an acquisition facility of $70.0 million of which $4.2 million was outstanding at March 28, 1998.

Subsequent Events

     On March 30, 1998 the Company acquired the battery distribution portion of Best Labs, St. Petersburg, Florida, a distributor of hearing aid batteries and a manufacturer of hearing instruments. The acquired portion of Best Labs had net sales of approximately $2.6 million in calendar 1997.

Impact of Recently Issued Accounting Standards

In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits ("FAS No. 132"), which standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable. FAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.


                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

         (a)      Exhibits

Exhibit  Description
-------  -----------

3.1*     Amended and Restated Articles of Incorporation of the Company

3.2*     Amended and Restated By-Laws of the Company

4.1** Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc. and Marine Midland Bank, as trustee, relating to the Company's 10 1/4% Senior
         Subordinated Notes due 2006.

4.2**    Specimen of the Notes (included as an exhibit to Exhibit 4.1).

4.3++ Amended and Restated Credit Agreement, dated as of December 30, 1997, among the Company, the lenders party thereto and Bank of America National Trust and Savings Association ("BofA"), as Administrative Agent.

4.4** The Security Agreement dated as of September 12, 1996 by and among the Company, ROV Holding, Inc. and BofA.

4.5** The Company Pledge Agreement dated as of September 12, 1996 by and between the Company and BofA.

4.6*** Shareholders Agreement dated as of September 12, 1996 by and among the Company and the shareholders of the Company referred to therein.

4.7*** Amendment to Rayovac Shareholders Agreement dated August 1, 1997 by and among the Company and the shareholders of the Company referred to therein.

4.8+     Specimen certificate representing the Common Stock.

10.1** Management Agreement, dated as of September 12, 1996, by and between the Company and Thomas H. Lee Company.

10.2** Confidentially, Non-Competition and No-Hire Agreement dated as of September 12, 1996 by and between the Company and Thomas F. Pyle.

10.3** Employment Agreement, dated as of September 12, 1996, by and between the Company and David A. Jones, including the Full Recourse Promissory Note, dated September 12, 1996 by David A. Jones in favor of the Company.

10.4**   Severance Agreement by and between the Company and Trygve Lonnebotn.

10.5**   Severance Agreement by and between the Company and Kent J. Hussey.

10.6**   Severance Agreement by and between the Company and Roger F. Warren

10.7***  Severance Agreement by and between the Company and Stephen P. Shanesy

10.8***  Severance Agreement by and between the Company and Merrell M. Tomlin

10.9** Technology, License and Service Agreement between Battery Technologies (International) Limited and the Company, dated June 1, 1991, as amended April 19, 1993 and December 31, 1995.

10.10** Building Lease between the Company and SPG Partners, dated May 14, 1985, as amended June 24, 1986 and June 10, 1987.

10.11*** Rayovac Corporation 1996 Stock Option Plan.

10.12*** Rayovac Corporation 1997 Stock Option Plan

10.13+   1997 Rayovac Incentive Plan.

10.14+   Rayovac Profit Sharing and Savings Plan.

10.15 Technical Collaboration, Sale and Supply Agreement dated as March 5, 1998 by and among the Company, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd.

27       Financial Data Schedule



---------------------
* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 filed with the Commission on December 23, 1997.

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

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.

++ Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-49281) filed with the Commission.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the 1998 Fiscal Quarter.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    May 5, 1998

                                          RAYOVAC CORPORATION



                                          By:  /s/ Randall J. Steward
                                               --------------------------------
                                               Randall J. Steward
                                               Senior Vice President of Finance
                                               and Chief Financial Officer



                                          By:  /s/ James A. Broderick
                                               --------------------------------
                                               James A. Broderick
                                               Vice President, General Counsel
                                               and Secretary