Form 10-K/A
period 1997-09-30
RAYOVAC CORP
filed 1998-05-26
CIK 1028985

================================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------
                                   FORM 10-K/A
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended September 30, 1997.


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

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     On May 20, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $195,140,819. As of May 20, 1998, there were outstanding 27,432,238 shares of the registrant's Common Stock, $0.01 par value.

                               ----------------

================================================================================

The Annual Report on Form 10-K for the year ended September 30, 1997, previously filed, is amended as set forth herein.

Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended by
         (i) deleting the paragraph captioned Cost Rationalization Initiatives and inserting in lieu thereof the following:

                   Cost Rationalization Initiatives. Following the
              Recapitalization, the Company initiated significant measures to rationalize the Company's manufacturing, distribution and general overhead costs. The initiatives relating to manufacturing activities included discontinuing certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility and closing the Company's Kinston, North Carolina facility. In addition, the Company implemented a significant organizational restructuring in the United States and the United Kingdom and eliminated costs associated with the use of a corporate aircraft. The Company recorded charges totaling $5.9 million in fiscal 1997 in connection with the restructuring (see note 15 to the Consolidated Financial Statements) and expects annual savings of approximately $8.6 million. Such savings may not be indicative of actual savings in future periods because of the likelihood of additional overhead or other costs in future periods in support of business growth objectives.

         (ii) deleting the first paragraph under the caption Liquidity and Capital Resources and inserting in lieu thereof the following:

                   For fiscal 1997, net cash provided by operating activities increased $9.7 million to $35.7 million from $26.0 million for the prior twelve months due primarily to increased focus on working capital management and increased earnings from operations partially offset by the payment of Recapitalization and other special charges accrued during the prior twelve months. Costs associated with the 1997 restructuring initiatives were funded from cash provided from operating activities.

Part II. Item 8. Financial Statements and Supplementary Data. The Financial Statements and Supplementary Data are hereby amended to delete note 15 to the Consolidated Financial Statements and replace it with the following:

15. Other Special Charges

     During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $2,500 of charges related to the exit by early fiscal 1998 of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility, which amount includes $1,100 of employee termination benefits for 137 employees, (ii) $1,400 of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company expects to complete in fiscal 1998,
(iii) $2,000 of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company expects to complete in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2,900 gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the 1997 restructuring activities follows.

                              Restructuring Summary

                                Termination         Other
                                 Benefits           Costs             Total
                                -----------         -----             -----

  Expenses accrued                 $4,000            $600              $4,600
  Changes in estimate                 500             600               1,100
  Expensed as incurred                 --             200                 200
  Expenditures                     (3,300)           (700)             (4,000)
                                   ------            ----              ------

Balance 9/30/97                    $1,200            $700              $1,900
                                   ======            ====              ======

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

     Cost Rationalization Initiatives. Following the Recapitalization, the Company initiated significant measures to rationalize the Company's manufacturing, distribution and general overhead costs. The initiatives relating to manufacturing activities included discontinuing certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility and closing the Company's Kinston, North Carolina facility. In addition, the Company implemented a significant organizational restructuring in the United States and the United Kingdom and eliminated costs associated with the use of a corporate aircraft. The Company recorded charges totaling $5.9 million in fiscal 1997 in connection with the restructuring (see note 15 to the Consolidated Financial Statements) and expects annual savings of approximately $8.6 million. Such savings may not be indicative of actual savings in future periods because of the likelihood of additional overhead or other costs in future periods in support of business growth objectives.

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


Liquidity and Capital Resources
     For fiscal 1997, net cash provided by operating activities increased $9.7 million to $35.7 million from $26.0 million for the prior twelve months due primarily to increased focus on working capital management and increased earnings from operations partially offset by the payment of Recapitalization and other special charges accrued during the prior twelve months. Costs associated with the 1997 restructuring initiatives were funded from cash provided from operating activities.

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


15. Other Special Charges

     During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $2,500 of charges related to the exit by early fiscal 1998 of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility, which amount includes $1,100 of employee termination benefits for 137 employees, (ii) $1,400 employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company expects to complete in fiscal 1998,
(iii) $2,000 of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company expects to complete in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2,900 gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the 1997 restructuring activities follows.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                    (In thousands, except per share amounts)
15. Other Special Charges--Continued

                              Restructuring Summary

                                Termination         Other
                                 Benefits           Costs             Total
                                -----------         -----             -----

  Expenses accrued                 $4,000            $600              $4,600
  Changes in estimate                 500             600               1,100
  Expensed as incurred                 --             200                 200
  Expenditures                     (3,300)           (700)             (4,000)
                                   ------            ----              ------

Balance 9/30/97                    $1,200            $700              $1,900
                                   ======            ====              ======

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

                                      RAYOVAC CORPORATION


                                      By:/s/ David A. Jones
                                         --------------------------------------
                                         Name:   David A. Jones
                                         Title:  Chairman of the Board and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

May 22, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 22, 1998.


                 Signature                    Title
                 ---------                    -----
/s/ David A. Jones
----------------------------------------      Chairman of the Board and
David A. Jones                                Chief Executive Officer
                                              (Principal Executive Officer)

/s/ Kent J. Hussey
----------------------------------------      President, Chief Operating Officer
Kent J. Hussey                                and Director


/s/ Roger F. Warren
----------------------------------------      President/International and
Roger F. Warren                               Contract Micropower and Director


/s/ Trygve Lonnebotn
----------------------------------------      Executive Vice President of
Trygve Lonnebotn                              Operations and Director


/s/ Randall J. Steward
----------------------------------------      Senior Vice President of Finance
Randall J. Steward                            and Chief Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)


/s/ Scott A. Schoen
----------------------------------------      Director
Scott A. Schoen


/s/ Thomas R. Shepherd
----------------------------------------      Director
Thomas R. Shepherd


/s/ Warren C. Smith, Jr.
----------------------------------------      Director
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