Form 10-Q/A
period 1997-12-27
RAYOVAC CORP
filed 1998-05-26
CIK 1028985

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

                                 Yes (X) No ( )


     The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of May 20, 1998 was 27,432,238.


     Form 10Q for the quarter ended December 27, 1997, previously filed, is amended as set forth herein.

     Part I. Item 1., Financial Statements. The Financial Statements are hereby amended to delete Note 5 and replace it with the following:

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

     During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $2.5 million of charges related to the exit by early fiscal 1998 of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility, which amount includes $1.1 million of employee termination benefits for 137 employees, (ii) $1.4 million of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company expects to complete in fiscal 1998, (iii) $2.0 million of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company expects to complete in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2.9 million gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the restructuring activities follows.

                           1997 Restructuring Summary

                                  Termination                Other
                                   Benefits                  Costs                    Total
                                  -----------                -----                    -----
  Expenses accrued                   $4.0                     $0.6                    $4.6
  Changes in estimate                 0.5                      0.6                     1.1
  Expensed as incurred                --                       0.2                     0.2
  Expenditures                       (3.3)                    (0.7)                   (4.0)
                                     ----                     ----                    ----

Balance 9/30/97                      $1.2                     $0.7                    $1.9
                                     ====                     ====                    ====

  Additional expense                  --                       --                      --
  Change in estimate                  --                       --                      --
  Expenditures                       (0.7)                     --                     (0.7)
                                     ----                     ----                    ----

Balance 12/27/97                     $0.5                     $0.7                    $1.2
                                     ====                     ====                    ====


     Part I. Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended by deleting the first paragraph under the caption Liquidity and Capital Resources and inserting in lieu thereof the following:

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

     During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $2.5 million of charges related to the exit by early fiscal 1998 of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility, which amount includes $1.1 million of employee termination benefits for 137 employees, (ii) $1.4 million of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company expects to complete in fiscal 1998, (iii) $2.0 million of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company expects to complete in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2.9 million gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the restructuring activities follows.

                           1997 Restructuring Summary

                                  Termination                Other
                                   Benefits                  Costs                    Total
                                  -----------                -----                    -----
  Expenses accrued                   $4.0                     $0.6                    $4.6
  Changes in estimate                 0.5                      0.6                     1.1
  Expensed as incurred                --                       0.2                     0.2
  Expenditures                       (3.3)                    (0.7)                   (4.0)
                                     ----                     ----                    ----

Balance 9/30/97                      $1.2                     $0.7                    $1.9
                                     ====                     ====                    ====

  Additional expense                  --                       --                      --
  Change in estimate                  --                       --                      --
  Expenditures                       (0.7)                     --                     (0.7)
                                     ----                     ----                    ----

Balance 12/27/97                     $0.5                     $0.7                    $1.2
                                     ====                     ====                    ====


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

DATE:  May 22, 1998

RAYOVAC CORPORATION



By  /s/ Randall J. Steward
    -------------------------
    Randall J. Steward
    Senior Vice President of Finance and
    Chief Financial Officer


By  /s/ James A. Broderick
    -------------------------
    James A. Broderick
    Vice President, General Counsel and Secretary