Form 10-Q/A
period 1998-03-28
RAYOVAC CORP
filed 1998-05-26
CIK 1028985

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

                                 Yes (X) No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of May 20, 1998, was 27,432,238.

Form 10Q for the quarter ended March 28, 1998, previously filed, is amended as set forth herein.

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

  In the 1998 Fiscal Second Quarter the Company recorded special charges and credits as follows: (i) $3.9 million related to (a) the closing by September 1998 of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution by June 1998 in the United Kingdom, and
  (c) the closing before the end of fiscal 1998 of one of the Company's German sales offices, which amount includes $1.8 million of employee termination benefits for 73 employees, $1.0 million of lease cancellation costs, and $1.0 million of equipment and intangible asset write-offs, (ii) $2.0 million related to the closing by April 1999 of the Company's Appleton, Wisconsin, manufacturing facility, which amount includes $1.6 million of employee termination benefits for 141 employees, $0.2 million of asset write-offs and $0.2 million of other costs, (iii) $1.7 million related to the exit by January 1999 of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount includes $0.3 million of employee termination benefits for 34 employees, $1.3 million of asset write-offs, and $0.1 million of other costs, and (iv) a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina, facility.

                           1998 Restructuring Summary

                                                 Termination                Other
                                                  Benefits                  Costs                    Total
  Expense accrued                                   $3.7                     $3.8                    $7.5
                                                    ----                     ----                    ----

Balance 3/28/98                                     $3.7                     $3.8                    $7.5*
                                                    ====                     ====                    =====

  *The Company anticipates the amounts will be paid by the end of fiscal 1999.


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

                           1997 Restructuring Summary

                                                 Termination                Other
                                                  Benefits                  Costs                    Total
  Expenses accrued                                  $4.0                     $0.6                    $4.6
  Changes in estimate                                0.5                      0.6                     1.1
  Expensed as incurred                              --                        0.2                     0.2
  Expenditures                                      (3.3)                    (0.7)                   (4.0)
                                                    -----                    -----                   -----

Balance 9/30/97                                     $1.2                     $0.7                    $1.9
                                                    ====                     ====                    ====

  Additional expense                                --                       --                      --
  Change in estimate                                --                       --                      --
  Expenditures                                      (0.7)                    --                      (0.7)
                                                    -----                    --                      -----

Balance 12/27/97                                    $0.5                     $0.7                    $1.2
                                                    ====                     ====                    ====

  Expenses accrued                                  --                       --                      --
  Change in estimate                                (0.1)                    (0.4)                   (0.5)
  Expenditures                                      (0.2)                    (0.2)                   (0.4)
                                                    -----                    -----                   -----

Balance 3/28/98                                     $0.2                     $0.1                    $0.3
                                                    ====                     ====                    ====


  In the 1998 Fiscal Second Quarter, the Company acquired Direct Power Plus of New York ("DPP"), a full line marketer of rechargeable batteries and accessories for cellular phones and video camcorders for $4.7 million. DPP recorded sales of $2.2 million in the 1998 Fiscal Second Quarter.

Part I. Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended by
         (i) deleting the first paragraph under the caption Other Special Charges and inserting in lieu thereof the following:

              In March 1998, the Company announced restructuring plans for its domestic and international operations designed to maximize production and capacity efficiencies, reduce fixed costs, upgrade existing technology and equipment and improve customer service. In the 1998 Fiscal Quarter, the Company recorded net charges of $5.2 million including (i) a $1.7 million charge associated with consolidating domestic battery packaging operations and outsourcing the manufacture of heavy duty batteries, (ii) a $2.0 million charge associated with closing the Company's Appleton, WI, manufacturing plant and consolidating it into its Portage, WI, manufacturing plant, (iii) a $3.9 million charge associated with closing the Company's Newton Aycliffe, U.K., facility, phasing out direct distribution in the U.K. and closing one of the Company's German sales offices, and (iv) a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina facility. The Company expects to record an additional $2.0 million of costs in subsequent periods related to these restructuring and cost rationalization initiatives. In the 1997 Fiscal Quarter, the Company recorded charges of $1.8 million in connection with the closing of its Kinston, North Carolina, facility.

         (ii) deleting the first paragraph under the caption Liquidity and Capital Resources section and inserting in lieu thereof the following:

                   For the six months ended March 28, 1998, net cash provided by operating activities decreased $30.8 million to $4.4 million from $35.2 million for the six months ended March 29, 1997. The decrease was due primarily to inventory levels increasing this year to support the growth in the business where as last year a significant reduction in excess inventory was experienced. Costs associated with the 1997 restructuring initiatives were funded from cash provided from operating activities and the Company currently expects to similarly fund the 1998 restructuring initiatives with cash provided from operating activities.

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

  In the 1998 Fiscal Second Quarter the Company recorded special charges and credits as follows: (i) $3.9 million related to (a) the closing by September 1998 of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution by June 1998 in the United Kingdom, and
  (c) the closing before the end of fiscal 1998 of one of the Company's German sales offices, which amount includes $1.8 million of employee termination benefits for 73 employees, $1.0 million of lease cancellation costs, and $1.0 million of equipment and intangible asset write-offs, (ii) $2.0 million related to the closing by April 1999 of the Company's Appleton, Wisconsin, manufacturing facility, which amount includes $1.6 million of employee termination benefits for 141 employees, $0.2 million of asset write-offs and $0.2 million of other costs, (iii) $1.7 million related to the exit by January 1999 of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount includes $0.3 million of employee termination benefits for 34 employees, $1.3 million of asset write-offs, and $0.1 million of other costs, and (iv) a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina, facility.

                           1998 Restructuring Summary

                                                 Termination                Other
                                                  Benefits                  Costs                    Total
  Expense accrued                                   $3.7                     $3.8                    $7.5
                                                    ----                     ----                    ----

Balance 3/28/98                                     $3.7                     $3.8                    $7.5*
                                                    ====                     ====                    =====

  *The Company anticipates the amounts will be paid by the end of fiscal 1999.


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

                           1997 Restructuring Summary

                                                 Termination                Other
                                                  Benefits                  Costs                    Total
  Expenses accrued                                  $4.0                     $0.6                    $4.6
  Changes in estimate                                0.5                      0.6                     1.1
  Expensed as incurred                              --                        0.2                     0.2
  Expenditures                                      (3.3)                    (0.7)                   (4.0)
                                                    -----                    -----                   -----

Balance 9/30/97                                     $1.2                     $0.7                    $1.9
                                                    ====                     ====                    ====

  Additional expense                                --                       --                      --
  Change in estimate                                --                       --                      --
  Expenditures                                      (0.7)                    --                      (0.7)
                                                    -----                    --                      -----

Balance 12/27/97                                    $0.5                     $0.7                    $1.2
                                                    ====                     ====                    ====

  Expenses accrued                                  --                       --                      --
  Change in estimate                                (0.1)                    (0.4)                   (0.5)
  Expenditures                                      (0.2)                    (0.2)                   (0.4)
                                                    -----                    -----                   -----

Balance 3/28/98                                     $0.2                     $0.1                    $0.3
                                                    ====                     ====                    ====


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

     Other Special Charges. In March 1998, the Company announced restructuring plans for its domestic and international operations designed to maximize production and capacity efficiencies, reduce fixed costs, upgrade existing technology and equipment and improve customer service. In the 1998 Fiscal Quarter, the Company recorded net charges of $5.2 million including (i) a $1.7 million charge associated with consolidating domestic battery packaging operations and outsourcing the manufacture of heavy duty batteries, (ii) a $2.0 million charge associated with closing the Company's Appleton, WI, manufacturing plant and consolidating it into its Portage, WI, manufacturing plant, (iii) a $3.9 million charge associated with closing the Company's Newton Aycliffe, U.K., facility, phasing out direct distribution in the U.K. and closing one of the Company's German sales offices, and (iv) a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina facility. The Company expects to record an additional $2.0 million of costs in subsequent periods related to these restructuring and cost rationalization initiatives. In the 1997 Fiscal Quarter, the Company recorded charges of $1.8 million in connection with the closing of its Kinston, North Carolina, facility.

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

Liquidity and Capital Resources

     For the six months ended March 28, 1998, net cash provided by operating activities decreased $30.8 million to $4.4 million from $35.2 million for the six months ended March 29, 1997. The decrease was due primarily to inventory levels increasing this year to support the growth in the business where as last year a significant reduction in excess inventory was experienced. Costs associated with the 1997 restructuring initiatives were funded from cash provided from operating activities and the Company currently expects to similarly fund the 1998 restructuring initiatives with cash provided from operating activities.

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