Form 10-Q
period 1998-06-27
RAYOVAC CORP
filed 1998-08-04
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended              June 27, 1998

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

     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)



                   601 Rayovac Drive, Madison, Wisconsin 53711
                   -------------------------------------------

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

                                    Yes X No


         The number of shares outstanding of the Registrant's common stock, $.01 par value per share, as of August 4, 1998, was 27,441,266.

                         PART I. FINANCIAL INFORMATION
                         -----------------------------

Item 1.  Financial Statements


                               RAYOVAC CORPORATION
                      Condensed Consolidated Balance Sheets
                   As of June 27, 1998 and September 30, 1997
                    (In thousands, except per share amounts)

                                    -ASSETS-

                                                                              June 27, 1998              September 30, 1997
                                                                              -------------              ------------------
                                                                               (Unaudited)
Current assets:
     Cash and cash equivalents                                                          $  1,624                      $  1,133
     Receivables                                                                          76,547                        79,669
     Inventories                                                                          63,357                        58,551
     Prepaid expenses and other                                                           15,223                        15,027
                                                                         ------------------------      ------------------------

            Total current assets                                                         156,751                       154,380

Property, plant and equipment, net                                                        68,595                        65,511
Deferred charges and other                                                                28,439                        16,990
                                                                         ------------------------      ------------------------
             Total  assets                                                              $ 253,785                     $ 236,881
                                                                         ========================      ========================


                -LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

Current liabilities:
     Current maturities of long-term debt                                               $  1,875                      $ 23,880
     Accounts payable                                                                     48,127                        57,259
     Accrued liabilities:
          Wages and benefits and other                                                    24,633                        34,812
          Recapitalization and other special charges                                       8,176                         4,612
                                                                          ------------------------      ------------------------

            Total current liabilities                                                     82,811                       120,563

Long-term debt, net of current maturities                                                140,244                       183,441
Employee benefit obligations, net of current portion                                       8,111                        11,291
Other                                                                                      3,571                         2,181
                                                                         ------------------------      ------------------------

            Total liabilities                                                            234,737                       317,476

Shareholders' equity (deficit):
     Common stock, $.01 par value, authorized 150,000 and 90,000 shares respectively; issued 56,885 and 50,000 shares respectively;
     outstanding 27,441 and 20,581 shares, respectively                                      569                           500
Additional paid-in capital                                                               105,097                        15,974
Foreign currency translation adjustments                                                   2,238                         2,270
Notes receivable from officers/shareholders                                                 (986)                       (1,658)
Retained earnings                                                                         40,747                        31,321
                                                                          ------------------------      ------------------------

                                                                                         147,665                        48,407

Less stock held in trust for deferred compensation
   plan, 24 and 160 shares, respectively                                                    (145)                         (962)
Less treasury stock, at cost, 29,444 and 29,419
   shares, respectively                                                                 (128,472)                     (128,040)
                                                                         ------------------------      ------------------------

            Total shareholders' equity (deficit)                                          19,048                       (80,595)
                                                                         ------------------------      ------------------------

            Total liabilities and shareholders' equity (deficit)                        $253,785                      $236,881
                                                                         ========================      ========================


     See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
For the three month and nine month periods ended June 27, 1998 and June 28, 1997
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                      THREE MONTHS                NINE MONTHS
                                                                      ------------                -----------
                                                                1998             1997           1998           1997
                                                                ----             ----           ----           ----

Net sales                                                      $ 111,054       $ 95,466      $ 357,130      $ 321,021
Cost of goods sold                                                57,830         52,217        185,730        178,359
                                                            -------------    -----------    -----------   ------------
     Gross profit                                                 53,224         43,249        171,400        142,662

Selling                                                           31,835         25,837        105,511         87,110
General and administrative                                         9,179          7,335         26,542         22,599
Research and development                                           1,537          1,351          4,571          4,781
Other special charges                                                985            223          5,002          4,940
                                                            -------------    -----------    -----------   ------------
     Total operating expenses                                     43,536         34,746        141,626        119,430

        Income from operations                                     9,688          8,503         29,774         23,232

Other expense (income):
  Interest expense                                                 3,501          5,438         11,816         18,884
  Other expense (income)                                              24           (107)          (335)           207
                                                            -------------    -----------    -----------   ------------
                                                                   3,525          5,331         11,481         19,091

Income before income taxes and extraordinary item                  6,163          3,172         18,293          4,141

Income tax expense                                                 2,314            520          6,892            829
                                                            -------------    -----------    -----------   ------------

Income  before extraordinary item                                  3,849          2,652         11,401          3,312

Extraordinary item, loss on early extinguishment of debt,
     net of income tax benefit of $1,263                              --             --          1,975             --
                                                            -------------    -----------    -----------   ------------

        Net income                                             $   3,849       $  2,652      $   9,426      $   3,312
                                                            =============    ===========    ===========   ============




Average shares outstanding                                        27,435         20,581         26,136         20,513

Basic earnings per share
Income before extraordinary item                               $    0.14       $   0.13      $    0.44      $    0.16
Extraordinary item                                                    --             --          (0.08)            --
                                                            -------------    -----------    -----------   ------------
Net income                                                     $    0.14       $   0.13      $    0.36      $    0.16
                                                            =============    ===========    ===========   ============


Average shares and common stock equivalents outstanding           29,226         20,611         27,743         20,542

Diluted earnings per share
Income before extraordinary item                               $    0.13       $   0.13      $    0.41      $    0.16
Extraordinary item                                                    --             --          (0.07)            --
                                                            -------------    -----------    -----------   ------------
Net income                                                     $    0.13       $   0.13      $    0.34      $    0.16
                                                            =============    ===========    ===========   ============


     See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                        Condensed Consolidated Statements
                    of Cash Flows For the nine month periods
                      ended June 27, 1998 and June 28, 1997
                                   (Unaudited)
                                 (In thousands)

                                                                                  1998        1997

     Cash flows from operating activities:
           Net income                                                          $   9,426   $   3,312
           Non-cash adjustments to net income:
                Amortization                                                       2,331       3,171
                Depreciation                                                       8,513       8,678
                Other non-cash adjustments                                        (2,190)       (885)
           Net changes in other assets and liabilities,
                net of effects from acquisitions                                 (24,967)     18,350
                                                                                ---------  ---------

                   Net cash (used) provided by operating activities               (6,887)     32,626

     Cash flows from investing activities:
           Purchases of property, plant and equipment                            (11,666)     (5,074)
           Proceeds from sale of  property, plant and equipment                    3,327          50
           Payment for acquisitions                                               (9,224)          -
           Other                                                                       -        (215)
                                                                                ---------  ---------

                   Net cash used by investing activities                         (17,563)     (5,239)

     Cash flows from financing activities:
           Reduction of debt                                                    (139,644)   (140,949)
           Proceeds from debt financing                                           73,959     113,573
           Proceeds from issuance of common stock                                 90,024           -
           Other                                                                     625         486
                                                                                ---------  ---------

                   Net cash provided (used) by financing activities               24,964     (26,890)
                                                                                ---------  ---------

     Effect of exchange rate changes on cash and cash
           equivalents                                                               (23)          4
                                                                                ---------  ---------

                   Net increase in cash and cash equivalents                         491         501

     Cash and cash equivalents, beginning of period                                1,133       4,255
                                                                                ---------  ---------

     Cash and cash equivalents, end of period                                  $   1,624   $   4,756
                                                                                =========  =========



     See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands, except per share amounts)


     1   SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 27, 1998, results of operations for the three and nine month periods ended June 27, 1998 and June 28, 1997, and cash flows for the nine month periods ended June 27, 1998 and June 28, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations.

         These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1997.

         Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

         The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999. The fair value of this contract at June 27, 1998 was ($425).

         The Company has entered into an amortizing cross currency interest rate swap agreement related to financing the acquisition of Brisco (as defined herein). The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at June 27, 1998 is approximately $4,500. The fair value at June 27, 1998 was $98.

         The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable, or accounts receivable. The Company has approximately $5,300 of such forward exchange contracts at June 27, 1998. The fair value at June 27, 1998, approximated the contract value.

         The Company also enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $4,000 of such forward exchange contracts at June 27, 1998. The fair value at June 27, 1998 was ($76).

         The Company enters into forward foreign exchange contracts to hedge the risk from settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars or Pounds Sterling. The Company has entered into foreign exchange contracts to hedge payment obligations denominated in Japanese Yen under a commitment to purchase certain production equipment from Matsushita. The Company has approximately $6,700 of such forward exchange contracts outstanding at June 27, 1998. The fair value at June 27, 1998 was ($666).

         The Company is exposed to risk from fluctuating prices for zinc and silver commodities used in the manufacturing process. The company hedges some of this risk through the use of commodity swaps, calls and puts. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. Buying calls allows the Company to purchase a specified quantity of a commodity for a fixed price through a specified date. Selling puts allows the buyer of the put to sell a specified quantity of a commodity to the Company for a fixed price through a specific date. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodities. The cost of the calls and the premiums received from the puts are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts.

         At June 27, 1998, the Company had entered into a series of swaps for zinc with a contract value of approximately $5,800 for the period June 1998 through September 1999. At June 27, 1998, the Company had purchased a series of calls with a contract value of approximately $2,400 and sold a series of puts with a contract value of approximately $2,200 for portions of the period from June 1998 through March 1999, designed to set a ceiling and floor price for zinc. While these transactions have no carrying value, the fair value of these contracts was approximately ($800) at June 27, 1998.

         At June 27, 1998, the Company had entered into a series of swaps for silver with a contract value of approximately $1,100 for the period June 1998 through September 1998. While these transactions have no carrying value, the fair value of these contracts at June 27, 1998 approximated the contract value.


     2   INVENTORIES

         Inventories consist of the following:

                                                 June 27, 1998             September 30, 1997
                                                 --------------            ------------------
                  Raw material                        $22,241                   $23,291
                  Work-in-process                      17,803                    15,286
                  Finished goods                       23,314                    19,974
                                                      -------                   -------
                                                      $63,357                   $58,551
                                                      =======                   =======


     3   EARNINGS PER SHARE DISCLOSURE

         Earnings per share is calculated based upon the following:

                                Three Months Ended June 27, 1998            Three Months Ended June 28, 1997
                             ----------------------------------------    ---------------------------------------
                               Income         Shares      Per-Share        Income        Shares      Per-Share
                             (Numerator)  (Denominator)     Amount       (Numerator)  (Denominator)    Amount
                             -----------  -------------   ---------      -----------  -------------  ---------
Income before
extraordinary                  $3,849                                      $2,652
item

Basic EPS
Income available to common
shareholders                   $3,849         27,435        $0.14          $2,652        20,581        $0.13
                               ------                       -----          ------                      -----
Effect of Dilutive
Securities
Stock Options                                  1,791                                         30
                                              ------                                     ------
Diluted EPS
Income available to common
shareholders plus assumed
conversion                     $3,849         29,226        $0.13          $2,652        20,611        $0.13
                               ======         ======        =====          ======        ======        =====

                                 Nine Months Ended June 27, 1998             Nine Months Ended June 28, 1997
                             ----------------------------------------    ----------------------------------------
                               Income         Shares      Per-Share        Income         Shares      Per-Share
                             (Numerator)  (Denominator)     Amount       (Numerator)  (Denominator)     Amount
                             -----------  -------------   ---------      -----------  -------------   ---------
Income before extraordinary
 item                          $11,401                                     $3,312

Basic EPS
Income available to common
shareholders                    11,401        26,136        $0.44           3,312         20,513        $0.16
                               -------                      -----          ------                       -----
Effect of Dilutive
Securities
Stock Options                                  1,607                                          29
                                              ------                                      ------
Diluted EPS
Income available to common
shareholders plus assumed
conversion                     $11,401        27,743        $0.41          $3,312         20,542        $0.16
                               =======        ======        =====          ======         ======        =====


     4   COMMITMENTS AND CONTINGENCIES

         The Company has entered into agreements to purchase certain equipment and to pay annual royalties. In a December 1991 agreement, the Company committed to pay annual royalties of $1.5 million for the first five years, beginning in 1993, plus $0.5 million for each year thereafter, as long as the related equipment patents are enforceable (2012). In a March 1994 agreement, the Company committed to pay $0.5 million in 1994 and annual royalties of $0.5 million for five years beginning in 1995. In a March 1998 agreement which supersedes the previous agreements, the Company committed to pay $2.0 million in 1998 and 1999, $3.0 million in 2000 through 2002 and $0.5 million in each year thereafter, as long as the related equipment patents are enforceable (2022). Additionally, the Company has committed to purchase tooling of $0.6 million related to this equipment.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1.5 million, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flows of the Company.


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

                           1998 Restructuring Summary

                                     Termination                Other
                                      Benefits                  Costs                    Total
                                     -----------                -----                    -----
  Expense accrued                       $3.7                     $3.8                    $7.5
                                        ----                     ----                    ----
Balance 3/28/98                         $3.7                     $3.8                    $7.5
                                        ====                     ====                    ====
  Change in estimate                     --                       --                      --
  Expensed as incurred                   --                       0.2                     0.2
  Expenditures                          (0.7)                    (1.4)                   (2.1)
                                        ----                     ----                    ----
Balance 6/27/98                          3.0                      2.6                     5.6*
                                        ====                     ====                    ====

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


                                              1997 Restructuring Summary

                                    Termination                Other
                                      Benefits                 Costs                   Total
                                    -----------                -----                   -----
  Expenses accrued                      $4.0                    $0.6                    $4.6
  Change in estimate                     0.5                     0.6                     1.1
  Expensed as incurred                  --                       0.2                     0.2
  Expenditures                          (3.3)                   (0.7)                   (4.0)
                                        ----                    ----                    ----
Balance 9/30/97                         $1.2                    $0.7                    $1.9
                                        ====                    ====                    ====
  Change in estimate                    --                      --                      --
  Expensed as incurred                  --                      --                      --
  Expenditures                          (0.7)                   --                      (0.7)
                                        ----                    ----                    ----
Balance 12/27/97                        $0.5                    $0.7                    $1.2
                                        ====                    ====                    ====
  Change in estimate                    (0.1)                   (0.4)                   (0.5)
  Expensed as incurred                  --                      --                      --
  Expenditures                          (0.2)                   (0.2)                   (0.4)
                                        ----                    ----                    ----
Balance 3/28/98                         $0.2                    $0.1                    $0.3
                                        ====                    ====                    ====

  Change in estimate                    --                      --                      --
  Expensed as incurred                  --                      --                      --
  Expenditures                          --                      (0.1)                   (0.1)
                                        ----                    ----                    ----
Balance 6/27/98                         $0.2                    --                      $0.2
                                        ====                    ====                    ====

         In the 1998 Fiscal First Quarter, the Company acquired Brisco GmbH in Germany and Brisco B.V. in Holland (collectively "Brisco"), a distributor of hearing aid batteries for $4.9 million. Brisco recorded calendar 1997 sales of $4.5 million.

         In the 1998 Fiscal Second Quarter, the Company acquired Direct Power Plus of New York ("DPP"), a full line marketer of rechargeable batteries and accessories for cellular phones and video camcorders for $4.7 million. DPP recorded sales of $2.2 million and $4.4 million in the 1998 Fiscal Second Quarter and Third Quarter respectively.

         In the 1998 Fiscal Third Quarter, the Company acquired the battery distribution portion of Best Labs, St. Petersburg, Florida, a distributor of hearing aid batteries and a manufacturer of hearing instruments for $2.1 million. The acquired portion of Best Labs had net sales of approximately $2.6 million in calendar 1997. Also in the quarter, the Thomas H. Lee Group and its affiliates sold approximately
         5.3 million shares and certain Rayovac officers and employees sold approximately 1.1 million shares in a secondary offering of common stock. The Company did not receive any proceeds from the sale of the shares but incurred expenses for the offering of approximately $0.8 million.


     6   SUBSEQUENT EVENTS

         On June 29, 1998, the Company amended their March 13, 1998 Stock Purchase Agreement (the "DPP Agreement") for Direct Power Plus, Inc. ("DPP"), a full line marketer of rechargeable batteries and accessories for cellular phones and video camcorders. This amendment resulted in a payment of $1.4 million on June 30, 1998 to a former shareholder of DPP in return for the cancellation of future incentive payments under the DPP Agreement.


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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     Condensed Consolidating Balance Sheets
                               As of June 27, 1998
                                 (In thousands)



                                    -ASSETS-

                                                                          Guarantor     Nonguarantor                   Consolidated
                                                              Parent      Subsidiary    Subsidiaries   Eliminations       Total
                                                            ----------    -----------   ------------   ------------    ------------
 Current assets:
        Cash and cash equivalents                           $     863       $     45       $    716      $      --       $   1,624
        Receivables                                            67,475            843         15,463         (7,234)         76,547
        Inventories                                            52,046             --         11,315             (4)         63,357
        Prepaid expenses and other                             13,776            342          1,105             --          15,223
                                                            ----------    -----------   ------------   ------------    ------------
              Total current assets                            134,160          1,230         28,599         (7,238)        156,751

 Property, plant and equipment, net                            63,596             --          4,999             --          68,595
 Deferred charges and other                                    28,204             --          4,863         (4,628)         28,439
 Investment in subsidiaries                                    15,582         13,977             --        (29,559)             --
                                                            ----------    -----------   ------------   ------------    ------------
        Total assets                                        $ 241,542       $ 15,207       $ 38,461      $ (41,425)      $ 253,785
                                                            ==========    ===========   ============   ============    ============



               -LIABILITIES AND SHAREHOLDERS' EQUITY-

 Current liabilities:
        Current maturities of long-term debt                $     690       $     --       $  2,132      $    (947)      $   1,875
        Accounts payable                                       43,116             --         10,949         (5,938)         48,127
        Accrued liabilities:
              Wages and benefits and other                     20,089           (605)         5,143              6          24,633
              Recapitalization and other special charges        5,558             --          2,618             --           8,176
                                                            ----------    -----------   ------------   ------------    ------------
              Total current liabilities                        69,453           (605)        20,842         (6,879)         82,811

 Long-term debt, net of current maturities                    140,106             --          3,454         (3,316)        140,244
 Employee benefit obligations, net of current portion           8,111             --             --             --           8,111
 Other                                                          3,153            230            188             --           3,571
                                                            ----------    -----------   ------------   ------------    ------------
        Total liabilities                                     220,823           (375)        24,484        (10,195)        234,737

 Shareholders' equity:
        Common stock                                              569             --         12,072        (12,072)            569
        Additional paid-in capital                            105,097          3,525            750         (4,275)        105,097
        Foreign currency translation adjustment                 2,238          2,238          2,238         (4,476)          2,238
        Notes receivable from officers/shareholders              (986)            --              -             --            (986)
        Retained earnings                                      42,418          9,819         (1,083)       (10,407)         40,747
                                                            ----------    -----------   ------------   ------------    ------------
                                                              149,336         15,582         13,977        (31,230)        147,665

 Less stock held in trust for deferred compensation              (145)            --             --             --            (145)
 Less treasury stock                                         (128,472)            --             --             --        (128,472)
                                                            ----------    -----------   ------------   ------------    ------------
        Total shareholders' equity                             20,719         15,582         13,977        (31,230)         19,048
                                                            ----------    -----------   ------------   ------------    ------------
        Total liabilities and shareholders' equity          $ 241,542       $ 15,207       $ 38,461      $ (41,425)      $ 253,785
                                                            ==========    ===========   ============   ============    ============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                 For the three month period ended June 27, 1998
                                 (In thousands)



                                                           Guarantor      Nonguarantor                     Consolidated
                                             Parent        Subsidiary     Subsidiaries      Eliminations       Total
                                          -----------     -----------    -------------     -------------    -----------
 Net sales                                   $97,832            $ --          $19,171           $(5,949)      $111,054
 Cost of goods sold                           52,491              --           11,293            (5,954)        57,830
                                          -----------     -----------    -------------     -------------    -----------
    Gross profit                              45,341              --            7,878                 5         53,224

 Selling                                      28,081              --            3,754                --         31,835
 General and administrative                    7,017            (264)           2,444               (18)         9,179
 Research and development                      1,537              --               --                --          1,537
 Other special charges                           800              --              185                --            985
                                          -----------     -----------    -------------     -------------    -----------
    Total operating expenses                  37,435            (264)           6,383               (18)        43,536

 Income from operations                        7,906             264            1,495                23          9,688

 Other expense:
      Interest expense                         3,358              --              143                --          3,501
     Equity in profit of subsidiary             (852)            (77)              --               929              -
      Other expense, net                        (152)              7              169                --             24
                                          -----------     -----------    -------------     -------------    -----------

 Income before income taxes
      and extraordinary item                   5,552             334            1,183              (906)         6,163

 Income taxes                                  1,726            (518)           1,106                --          2,314
                                          -----------     -----------    -------------     -------------    -----------

 Income before
      extraordinary item                       3,826             852               77              (906)         3,849

 Extraordinary item                               --              --               --                --             --

 Net income                                  $ 3,826            $852          $    77           $  (906)      $  3,849
                                          ===========     ===========    =============     =============    ===========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Operations
                 For the nine month period ended June 27, 1998
                                 (In thousands)



                                                          Guarantor      Nonguarantor                     Consolidated
                                             Parent       Subsidiary     Subsidiaries     Eliminations       Total
                                          -----------    ------------    ------------     ------------    ------------
 Net sales                                 $ 314,258          $   --        $ 63,207        $ (20,335)      $ 357,130
 Cost of goods sold                          166,937              --          39,142          (20,349)        185,730
                                          -----------    ------------    ------------     ------------    ------------
    Gross profit                             147,321              --          24,065               14         171,400

 Selling                                      91,789              --          13,722               --         105,511
 General and administrative                   20,615            (740)          6,721              (54)         26,542
 Research and development                      4,571              --              --               --           4,571
 Other special charges                           855              --           4,147               --           5,002
                                          -----------    ------------    ------------     ------------    ------------
    Total operating expenses                 117,830            (740)         24,590              (54)        141,626

    Income (loss) from operations             29,491             740            (525)              68          29,774

 Other expense (income):
      Interest expense                        11,433              --             383               --          11,816
     Equity in profit of subsidiary              497           1,610              --           (2,107)             --
      Other expense (income)                    (496)              3             158               --            (335)
                                          -----------    ------------    ------------     ------------    ------------
                                              11,434           1,613             541           (2,107)         11,481
 Income (loss) before income taxes
      and extraordinary item                  18,057            (873)         (1,066)           2,175          18,293

 Income taxes                                  6,724            (376)            544               --           6,892
                                          -----------    ------------    ------------     ------------    ------------

 Income (loss) before
      extraordinary item                      11,333            (497)         (1,610)           2,175          11,401

 Extraordinary item                            1,975              --              --               --           1,975
                                          -----------    ------------    ------------     ------------    ------------

    Net income (loss)                      $   9,358          $ (497)       $ (1,610)       $   2,175       $   9,426
                                          ===========    ============    ============     ============    ============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                Condensed Consolidating Statements of Cash Flows
                 For the nine month period ended June 27, 1998
                                 (In thousands)


                                                                      Guarantor    Nonguarantor                    Consolidated
                                                            Parent    Subsidiary   Subsidiaries   Eliminations         Total
                                                         ----------   ----------   ------------   ------------     ------------
Net cash provided (used) by operating activities         $ (14,049)       $ (1)        $ 2,900        $ 4,263        $  (6,887)

Cash flows from investing activities:
      Purchases of property, plant and equipment           (10,697)         --            (969)            --          (11,666)
      Proceeds from sale of property, plant, and equip.      3,327          --              --             --            3,327
      Payment for acquisitions                              (4,371)         --          (4,853)            --           (9,224)

Net cash used by investing activities                      (11,741)         --          (5,822)            --          (17,563)

Cash flows from financing activities:
      Reduction of debt                                   (135,659)         --          (3,985)            --         (139,644)
      Proceeds from debt financing                          71,030          --           7,192         (4,263)          73,959
      Proceeds from issuance of common stock                90,024          --              --             --           90,024
      Other                                                    625          --              --             --              625
                                                         ----------   ---------    ------------   ------------     ------------
Net cash provided by financing activities                   26,020          --           3,207         (4,263)          24,964

Effect of exchange rate changes on cash and cash
      equivalents                                               --          --             (23)            --              (23)
                                                         ----------   ---------    ------------   ------------     ------------

Net increase (decrease) in cash and cash equivalents           230          (1)            262             --              491

Cash and cash equivalents, beginning of period                 633          46             454             --            1,133
                                                         ----------   ---------    ------------   ------------     ------------

Cash and cash equivalents, end of period                 $     863        $ 45         $   716        $    --        $   1,624
                                                         ==========   =========    ============   ============     ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Fiscal Quarter and Nine Months Ended June 27, 1998 Compared to
Fiscal Quarter and Nine Months Ended June 28, 1997.



         Net Sales. Net sales for the three months ended June 27, 1998 (the "1998 Fiscal Quarter") increased $15.6 million, or 16.3%, to $111.1 million from $95.5 million in the three months ended June 28, 1997 (the "1997 Fiscal Quarter"). The increase was driven by increased sales of alkaline, alkaline rechargeable, hearing aid and specialty batteries somewhat offset by the continued decline in the domestic heavy duty battery market.

Alkaline sales in the 1998 Fiscal Quarter increased 19.1%, or $7.8 million, to $48.7 million from $40.9 million in the same period a year ago. This growth was driven by strong promotional programs, new customers, and expanded distribution with existing customers which resulted in increased market share. Alkaline rechargeable sales in the 1998 Fiscal Quarter increased 45.7% to $6.7 million due primarily to increased distribution of rechargeables with a major retailer of rechargeables. Hearing aid battery sales increased 18.9% in the 1998 Fiscal Quarter due primarily to market growth, increased distribution and the acquisitions of Brisco and Best Labs.

Within specialty batteries, the acquisition of Direct Power Plus ("DPP") in the prior quarter resulted in approximately $4.4 million of increased sales in the 1998 Fiscal Quarter over the comparable prior year period.

Heavy duty sales decreased $2.0 million for the 1998 Fiscal Quarter to $7.7 million from $9.3 million in the 1997 Fiscal Quarter. The Company believes that retailers continue to de-emphasize the heavy duty category, reducing or eliminating distribution. To date, the Company has been able to replace most of the lost distribution with its alkaline product.

For the nine months ended June 27, 1998 (the "1998 nine months"), net sales were $357.1 million, up $36.1 million, or 11.2%, from $321.0 million for the comparable prior year period. The increased sales were due primarily to alkaline, hearing aid, and specialty batteries somewhat offset by declines in heavy duty batteries.

Alkaline sales for the 1998 nine months increased 23.6%, or $32.9 million, to $172.3 million from $139.4 million in the comparable period of the prior year. Strong promotions, new customers, and increased distribution in existing customers were the primary drivers of the increased alkaline sales.

Hearing aid sales through June 1998, increased 12.4% compared to the same period in the prior year due primarily to the impact of the Brisco and Best Labs acquisitions and strong growth in the market.

Specialty battery sales for the nine months ended June 1998 increased $9.6 million to $11.7 million. The DPP acquisition accounted for $6.5 million of the increase while the new photo and keyless entry product lines accounted for $2.7 million.

         Gross Profit. Gross Profit for the 1998 Fiscal Quarter increased $10.0 million, or 23.1%, to $53.2 million from $43.2 million in the 1997 Fiscal Quarter due primarily to sales volume increases and the shift in sales to higher margin alkaline batteries away from lower margin heavy duty batteries. Gross profit margins increased to 47.9% in the 1998 Fiscal Quarter from 45.2%, primarily as a result of the improving product mix (more alkaline) and continued alkaline manufacturing cost improvements.

For the nine months ended June 1998, gross profit increased $28.8 million, or 20.2%, to $171.4 million from $142.6 million for the comparable prior year period. As a percentage of sales, gross profit increased to 48.0% from 44.4% for the comparable prior year period. These increases reflect the 1997 price increase on alkaline, improved sales mix (more alkaline), and continuing alkaline manufacturing cost improvements.

         Selling Expense. Selling expense for the 1998 Fiscal Quarter increased $6.0 million, or 23.3%, to $31.8 million from $25.8 million in the comparable prior year quarter. As a percent of sales, selling expense increased to 28.6% in the 1998 quarter from 27.0% in the 1997 Fiscal Quarter. The increase in dollars and as a percent of sales is due primarily to increased advertising and promotional spending to generate increased sales. Expenses related to gaining new distribution have also increased compared to the prior year.

For the nine months ended June 1998, selling expense increased $18.4 million, or 21.1%, to $105.5 million from $87.1 million. As a percent of sales, selling expense increased to 29.5% from 27.1% due primarily to continued increased advertising and promotional expense.

         General and Administrative Expense. General and administrative expense increased $1.9 million, or 26.0%, to $9.2 million in the 1998 Fiscal Quarter from $7.3 million in the prior year period primarily as a result of increased costs associated with information systems improvements. In addition, the 1997 Fiscal Quarter included a $0.5 million gain on the disposal of excess manufacturing equipment.

For the nine months ended June 1998, general and administrative expense increased $3.9 million, or 17.3%, to $26.5 million from $22.6 million for the comparable prior year period. This increase is primarily due to information system improvements, increased expenses associated with being a publicly held company, acquisitions, and the gain on equipment disposal mentioned above.

         Research and Development Expense. Research and development expense was $1.5 million for the 1998 Fiscal Quarter, up $0.1 million from the 1997 Fiscal Quarter. For the nine months ended June 1998, research and development expense decreased $0.2 million, or 4.2%, to $4.6 million from $4.8 million for the comparable prior year period primarily due to battery tester development expense in the prior year that was discontinued.

         Other Special Charges. The Company recorded $1.0 million of special charges during the 1998 Fiscal Quarter which includes $0.8 million related to the expenses incurred by the Company in connection with a secondary offering of the Company's stock and $0.2 million of costs related to previously announced restructuring activities. In the 1997 Fiscal Quarter, the Company recorded charges of $0.2 million related to the closing of its North Carolina facility.

Through the first nine months of Fiscal 1998, the Company recorded $5.0 million of special charges. In addition to the $1.0 million recorded this quarter, $7.6 million was recorded for the restructuring of domestic and international operations announced in March 1998 offset by a $2.4 million gain on the sale of the Company's previously closed North Carolina facility and income of $1.2 million in connection with the buy-out of deferred compensation agreements with certain former employees. For the nine months ended June 1997, the Company recorded charges of $4.9 million for organizational restructuring in the U.S., the discontinuation of certain manufacturing operations in the U.K., and the closing of the North Carolina facility.

         Income From Operations. Income from operations increased $1.2 million, or 14.1%, to $9.7 million in the 1998 Fiscal Quarter from $8.5 million in the 1997 Fiscal Quarter. Increased income generated by sales and gross profit improvements was somewhat offset by the increased operating expenses necessary to generate the increased sales. Income from operations before special charges increased $2.0 million, or 23.0%, to $11.7 million for the 1998 Fiscal Quarter from $9.7 million in the 1997 Fiscal Quarter.

For the nine months ended June 1998, income from operations increased $6.6 million, or 28.4%, to $29.8 million from $23.2 million for the comparable prior year period. This increase is due primarily to increased sales and gross profit margins offset by increased selling and general and administrative expense. As a percent of sales income from operations increased to 8.3% from 7.2% for the nine months driven by improved gross profit margins.

         Interest Expense. Interest expense decreased $1.9 million, or 35.2%, to $3.5 million for the 1998 Fiscal Quarter from $5.4 million for the 1997 Fiscal Quarter. The decrease is primarily a result of decreased indebtedness due to the Company's initial public offering ("IPO") completed in November 1997.

For the nine months ended June 1998, interest expense decreased $7.1 million, or 37.6%, to $11.8 million from $18.9 million for the comparable prior year period. In addition to the effects of the IPO, the decrease was also impacted by the inclusion in 1997 of a $2.0 million write-off of unamortized debt issuance costs.

         Other Expense (Income). Interest income was offset by foreign exchange loss for the 1998 Fiscal Quarter. In the 1997 Fiscal Quarter interest income and foreign exchange gain equaled $0.1 million.

For the nine months ended June 1998, interest income was $0.3 million, up $0.1 million from the prior year. Foreign exchange losses of $0.4 million in the prior year nine month period were not repeated in the current year nine month period.

         Income Tax Expense. The Company's effective tax rate for the 1998 Fiscal Quarter was 37.5% compared to 16.4% for the 1997 Fiscal Quarter. The 1998 rate includes the non-deductibility of $0.8 million of secondary offering expenses offset by a favorable true-up of the tax provision related to the Company's September 1997 tax return. The 1997 rate includes favorable impacts due to the true-up of the tax provision related to the Company's June 1996 tax return and certain tax benefits related to a U.K. excess equipment sale.

For the nine months ended June 1998 the Company's effective tax rate was 37.7% compared to 20.0% for the comparable prior year period. The prior year period effective rate includes favorable impacts of the 1996 tax return and the U.K. equipment sale as discussed above. The impact is slightly less than for the quarter because it is spread over nine versus three months earnings.

         Extraordinary Item. For the nine months ended June 1998, the Company recorded extraordinary expense of $2.0 million, net of income tax, for the premium payment on the redemption of a portion of the Company's Senior Subordinated Notes.

         Net Income. Net income for the 1998 Fiscal Quarter was $3.9 million, a $1.2 million, or 44.4%, improvement from $2.7 million for the 1997 Fiscal Quarter due primarily to increased income from operations and decreased interest expense as discussed above.

For the nine months ended June 1998 net income increased $6.1 million, or 184.8%, to $9.4 million from $3.3 million in the comparable prior year period even after the $2.0 million extraordinary item discussed above. This reflects the impact of top line sales growth, improved product mix of sales and improvement in margins.


Liquidity and Capital Resources

         For the nine months ended June 1998, operating activities used $6.9 million of cash compared to generating $32.6 million for the nine months ending June 1997. During the nine months of fiscal 1998, cash flow from operating activities before working capital requirements generated $18.1 million compared to $14.3 million in the comparable prior year period. Working capital used $25.0 million of cash in the 1998 period primarily due to lower current liabilities and increased inventories. During the 1997 period working capital generated $18.3 million primarily from decreased inventories. Costs associated with announced restructuring activities have been and are expected to be funded with cash provided from operating activities.

         Capital expenditures for the nine months ended June 1998 were $11.7 million, an increase of $6.6 million from $5.1 million for the comparable prior year period. This increase reflects continued spending on the implementation of new computer systems and the down payment on a new alkaline production line. The Company currently expects capital spending for fiscal 1998 to be approximately $18.0 million due to alkaline capacity expansion, building expansion at the Company's Portage, Wisconsin, facility related to the restructuring of button cell manufacturing, and the continued implementation of the new SAP computer system.

         The SAP system is also expected to substantially address the Company's Year 2000 issue. The Company has an internal project team identifying, correcting, and testing the remaining systems for Year 2000 compliance. The Company expects to incur internal staff costs as well as consulting and other expenses. Management currently estimates completion of Year 2000 compliance in mid-1999 at an estimated cost of $1.0 million in addition to the SAP system implementation. The Company believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems after modifications to existing software and the conversion to new software. However, there can be no assurance that unforeseen difficulties will not arise for any of the Company, its customers or vendors and that related costs will not thereby be incurred.

         During the nine months ended June 1998 the Company's Board of Directors granted approximately 438,000 stock options to various members of management under the 1996 Stock Option Plan and the 1997 Rayovac Incentive Plan. All grants have been at market price on the effective date of grant which ranged from $15.875 to $22.88 per share.

         On March 30, 1998, the Company acquired the battery distribution portion of Best Labs, St. Petersburg, Florida, for $2.1 million of which $1.7 million was cash and $0.4 million was a trade receivable owed by Best Labs to the Company which was offset.

         The Company also acquired DPP and Brisco during the nine months of fiscal 1998 for $4.7 million and $4.9 million respectively of which $7.6 million is cash already paid and $0.5 million will be paid after a specified time for resolution of related claims. The Company also sold its previously closed North Carolina facility for approximately $3.3 million during the 1998 nine month period.

         The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to maturity of those credit facilities, although no assurance can be given in that regard. The Company's current credit facilities include a revolving credit facility of $90.0 million of which $68.8 million was outstanding at June 27, 1998, with approximately $3.2 million utilized for outstanding letters of credit and an acquisition facility of $70.0 million of which $5.9 million was outstanding at June 27, 1998.


Impact of Recently Issued Accounting Standards

In March 1998 the Emerging Issues Task Force ("EITF") reached a consensus on Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". The Company has such a trust which held approximately 160,000 shares of the Company's common stock which holdings may be diversified among other investment options. During the third fiscal quarter of 1998 the trust sold approximately 136,000 shares of the Company's stock as part of the secondary offering. The proceeds have been diversified among other investment options within the trust. Currently the Company has recorded a deferred compensation liability equal to the historical cost of all shares, approximately $1.0 million, all of which relate to awards made prior to the EITF March consensus. The EITF is expected to discuss transition treatment for deferred compensation awards prior to March at a future meeting. It is therefore uncertain what treatment may be required. The Company may be required to mark the deferred compensation liability to market by recording compensation expense. The Company estimates this could result in a charge to earnings, net of tax, of approximately $1.4 million.



                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.



Exhibit                         Description

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

10.11***                        Rayovac Corporation 1996 Stock Option Plan.

10.12***                        Rayovac Corporation 1997 Stock Option Plan.

10.13+                          1997 Rayovac Incentive Plan.

10.14+                          Rayovac Profit Sharing and Savings Plan.

10.15 +++                       Technical Collaboration, Sale and Supply Agreement dated as of March 5, 1998 by and among the Company, Matsushita Battery Industrial Co., Ltd. and Matsushita
                                Electric Industrial Co., Ltd.

10.16                           Amended and Restated Employment Agreement, dated as of April 27, 1998, by and between the Company and David A. Jones.

10.17                           Employment Agreement, dated as of April 27, 1998, by and between the Company and
                                Kent J. Hussey.

10.18                           Severance Agreement by and between the Company and Randall J. Steward.

27                              Financial Data Schedule.


------------------
* Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 filed with the Commission on December 23, 1997.

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

+ Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.

++ Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-49281) filed with the Commission.

+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998 filed with the Commission on May 5, 1998.

         (b) Reports on Form 8-K. The Company filed a report on Form 8-K on June 15, 1998 discussing the potential effect on the Company of the Emerging Issues Task Force's consensus on Issue 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested."

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 4, 1998

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