Form 10-K
period 1998-09-30
RAYOVAC CORP
filed 1998-12-24
CIK 1028985

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

                 For the Fiscal Year Ended September 30, 1998.


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

                                     None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On December 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $390,173,524. As of December 16, 1998, there were outstanding 27,480,271 shares of the registrant's Common Stock, $0.01 par value.

================================================================================

                               TABLE OF CONTENTS


                                                                            Page
                                                                           -----
                                      PART I

ITEM 1.  BUSINESS ........................................................   3
ITEM 2.  PROPERTIES ......................................................  14
ITEM 3.  LEGAL PROCEEDINGS ...............................................  14
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS .........  16

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS ..........................................  16
ITEM 6.  SELECTED FINANCIAL DATA .........................................  17
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ....................................  20
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....  31
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA ......................  32
ITEM 9.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE .....................................  32

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS ...............................  32
ITEM 11.  EXECUTIVE COMPENSATION .........................................  35
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT ...............................................  38
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................  39

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K .................................................  40

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
   STATEMENT SCHEDULE ....................................................  41

 SIGNATURES ..............................................................  80

                                     PART I


ITEM 1. BUSINESS


General

     Rayovac Corporation ("Rayovac" or the "Company") is the leading value brand and the third largest domestic manufacturer of general batteries, and is the leading worldwide manufacturer of hearing aid batteries. The Company is also the leading domestic manufacturer of rechargeable household batteries and certain other specialty batteries, including lantern batteries. In addition, the Company is a leading marketer of heavy duty batteries and battery-powered lighting products and also markets rechargeable batteries for cellular phones and video camcorders. The Rayovac brand name was first used as a trademark for batteries in 1921 and is a well recognized name in the battery industry. The Company attributes the longevity and strength of its brand name to its high-quality products and to the success of its marketing and merchandising initiatives.

     The Company has established its position as the leading value brand in the U.S. general alkaline battery market by focusing on the mass merchandiser channel. The Company achieved this position by (i) offering batteries with quality and performance substantially equivalent to batteries offered by its principal competitors at a lower price, (ii) emphasizing innovative in-store merchandising programs, and (iii) offering retailers attractive margins. The Company has established its position as the leader in various specialty battery niche markets through (i) continuous technological advances, (ii) creative distribution and marketing, and (iii) strong relationships with industry professionals and manufacturers. The Company sells and distributes its products in several channels, including mass merchandisers and warehouse clubs; food, drug and convenience stores; electronics specialty stores and department stores; hardware and automotive centers; specialty retailers; hearing aid professionals; and industrial and government/Original Equipment Manufacturers ("OEM"). The Company markets all of its branded products under the Rayovac[RegTM] name and selected products under sub-brand names such as MAXIMUM[TM], Renewal[RegTM], Loud'n Clear[RegTM], ProLine[RegTM], Lifex[TM], Power Station[RegTM], Workhorse[RegTM], Roughneck[RegTM], Extra[RegTM], XCell[RegTM] and AIRPOWER[RegTM].

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

     Upon consummation of the Recapitalization, the Company changed its fiscal year end from June 30 to September 30. For clarity of presentation and comparison, references to fiscal 1996 are to the Company's fiscal year ended June 30, 1996, references to the "Transition Period ended September 30, 1996" and the "Transition Period" are to the period from July 1, 1996 to September 30, 1996 and references to fiscal 1997 and fiscal 1998 are to the Company's fiscal years ended September 30, 1997 and September 30, 1998, respectively.

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

Growth Strategy

     Rayovac believes it has significant growth opportunities in its businesses and has developed strategies to increase sales, profits and market share. Key elements of the Company's growth strategy are as follows:

     Continue to Reinvigorate the Rayovac Brand Name. The Company is committed to continuing to reinvigorate the Rayovac brand name after many years of underdevelopment. The brand, originally introduced in 1921, has wide recognition in all markets where the Company competes, but has lower awareness than the more highly advertised Duracell and Energizer brands. The Company has initiated an integrated advertising campaign using significantly higher levels of TV and print media. In 1997, the Company launched a reformulated alkaline battery, Rayovac MAXIMUM[TM], supported by new graphics, new packaging, a new advertising campaign, and aggressive introductory retail promotions. The Company's marketing and advertising initiatives are designed to increase awareness of the Rayovac brand and to increase retail sales by heightening customers' perceptions of the quality, performance and value of Rayovac products.

     Leverage Value Brand Position. Rayovac believes it has a unique position in the general battery market as the value brand in an industry in which the leading three brands (Duracell, Energizer and Rayovac) account for approximately 90% of sales. The Company's strategy is to provide products of quality and performance substantially equivalent to its major competitors in the general battery market at a lower price to appeal to a large segment of the population desiring a value brand. To demonstrate its value positioning, Rayovac offers comparable battery packages at a lower price or, in some cases, more batteries for the same price.

     Expand Retail Distribution. Historically, the Company had focused its sales and marketing efforts on the mass merchandiser channel. As a result, the Company has achieved a 21% unit share of domestic alkaline battery sales through mass merchandisers. The Company believes its value brand positioned products and innovative merchandising programs also make it an attractive supplier to other retail channels, which represent a market of $2.0 billion or 72% of the general battery market. The Company has reorganized its marketing, sales, and sales representative organizations by channel in order to grow market share by (i) gaining new customers, (ii) penetrating existing customers with a larger assortment of products, (iii) offering a selection of products with high sell-through, and (iv) utilizing more aggressive and channel specific promotional programs.

     Further Capitalize on Worldwide Leadership in Hearing Aid Batteries. The Company seeks to increase its market share in the hearing aid battery segment by leveraging its leading technology and dedicated sales and marketing organizations and through strategic acquisitions. Rayovac plans to continue to utilize Arnold Palmer as its spokesperson in its print media campaign. Rayovac also markets large multi-packs of hearing aid batteries which have rapidly gained consumer favor. In November 1997, the Company acquired Brisco GmbH in Germany and Brisco B.V. in Holland (collectively, "Brisco"). Brisco packages and distributes hearing aid batteries in customized packaging to hearing health care professionals in Germany and Holland as well as other European countries. In March 1998, the Company acquired the battery distribution portion of Best Labs in St. Petersburg, Florida, a distributor of hearing aid batteries in customized packaging and a manufacturer of hearing instruments.

     Develop New Markets. The Company intends to continue to expand its business into new markets for batteries and related products both domestically and internationally by developing new products internally or through selective acquisitions. These acquisitions may focus on expansion into new technologies, product lines or geographic markets and may be of significant size. In March 1998, the Company acquired the retail portion of the business of Direct Power Plus of New York (the business acquired being referred to herein as "DPP"), a full line marketer of rechargeable batteries and accessories for cellular phones and video camcorders. In conjunction with the acquisition of DPP, the Company has launched a new line of rechargeable batteries for cordless telephones. The Company may also pursue joint ventures or other strategic marketing opportunities where appropriate to expand its markets or product offerings.

     Introduce New Niche Products. The Company has developed leading positions in several important niche markets, including those for lantern batteries and lithium coin cells. The Company intends to continue selectively pursuing opportunities to exploit under-served niche markets and to enter high-growth specialty battery markets. In 1997, the Company entered the market for photo and keyless entry batteries and recently introduced a line of products to serve the medical instrument and health services markets. In the lighting products segment, where market share is driven by new product introductions, the Company is introducing a number of attractively designed new products over the next twelve months and intends to bring new products to the market in the future on a six-month cycle.

     Reposition the Renewal Rechargeable Alkaline Battery. The Company's Renewal rechargeable battery is the only rechargeable alkaline battery in the U.S. market. Since the Recapitalization, the Company has lowered the price of Renewal rechargers to encourage consumers to purchase the system and promoted Renewal's money-saving benefits. The Company has focused sales efforts for Renewal on distribution channels which the Company believes to be more suited for this product, such as electronics specialty stores, and has recently begun shipments to Radio Shack. The Company has also recently launched the sale of the Renewal battery system in Europe.


Recent Developments

     Restructuring of Domestic and International Operations. In March 1998, the Company announced restructuring plans for its domestic and international operations designed to maximize production and capacity efficiencies, reduce fixed costs, upgrade existing technology and equipment and improve customer service. Major elements of the restructuring include (i) consolidating the Company's packaging operations at its Madison, Wisconsin plant, (ii) outsourcing the manufacture of heavy duty batteries, (iii) closing the Company's Appleton, Wisconsin plant and relocating the affected manufacturing operations for lithium batteries to the Company's Portage, Wisconsin facility, and (iv) closing the Company's Newton Aycliffe, United Kingdom packaging and distribution facility. The Company recorded charges of $9.5 million in fiscal 1998 in connection with the restructuring program and expects to record an additional $1.5 million of costs as incurred.

     Sale of Idled Facility. In March 1998, the Company sold its Kinston, North Carolina facility and recorded a gain of $2.4 million.

     Acquisitions. In November 1997, the Company acquired Brisco which packages and distributes hearing aid batteries in customized packaging to hearing health care professionals in Germany, Holland and several other European countries. Brisco had sales of $4.5 million in calendar year 1997. In March 1998, the Company acquired DPP, a full line marketer of rechargeable batteries and accessories for cellular phones and video camcorders, with retail sales of $14 million in calendar year 1997. Also in March 1998, the Company acquired the hearing aid battery distribution portion of Best Labs, a St. Petersburg, Florida distributor of hearing aid batteries and a manufacturer of hearing instruments. The battery distribution portion of Best Labs had net sales of $2.6 million in 1997.

     Amended Credit Agreement. On December 30, 1997, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") which includes a five-year reducing revolver facility of $90 million (the "Revolver Facility"), and a five-year amortizing acquisition facility of $70 million (the "Acquisition Facility"). The Revolver Facility is reduced by $10.0, $15.0 and $15.0 million, respectively, on December 31, 1999, 2000 and 2001, and expires on December 31, 2002. The Acquisition Facility provides up to $70.0 million in loans for qualifying acquisitions during a one-year commitment period expiring December 31, 1998. Debt obtained under the Acquisition Facility is subject to quarterly amortization commencing March 31, 1999 through December 31, 2002.

     Extension of Technology Agreement; New Manufacturing Line. In March 1998, the Company announced the extension of its existing alkaline battery technology agreement with Matsushita Battery Industrial Co., Ltd. of Japan ("Matsushita"), pursuant to which the Company is entitled to license Matsushita's highly advanced designs, technology and manufacturing equipment, including all developments and innovations thereto, through 2003. Thereafter, the Company is entitled to license such technology existing as of such date through 2023. The Company has also agreed to purchase from Matsushita a new high speed alkaline battery manufacturing production line for its Fennimore, Wisconsin plant and to source certain finished products, battery parts and material from Matsushita to continue to supplement the Company's existing domestic production capacity. This new high speed manufacturing line is anticipated to increase capacity for production of AA size batteries by up to 50%.

     Strategic Alliance with 1-800-Batteries. The Company recently formed a strategic alliance with 1-800-Batteries, the world's leading Internet and direct to consumer rechargeable battery marketer. Through this strategic alliance, the Company seeks to install state-of-the-art telephone hotline ordering systems in retail stores. When consumers cannot find the batteries and accessories they need in a store, they can use this in-store system to order any Rayovac products for next day home delivery upon payment by credit card.

     Extension into China. In 1998, the Company entered the Chinese battery market, the world's largest consumer market. The controlled launch of alkaline batteries will use well established battery distributors, backed by television commercials and battery graphics featuring Michael Jordan.

     Further Strengthening of Senior Management Team. In April 1998, the Company named Kent J. Hussey President and Chief Operating Officer of the Company. Previously, Mr. Hussey served as Executive Vice President of Finance and Administration and Chief Financial Officer. The Company also at such time named Randall J. Steward, formerly Senior Vice President of Corporate Development, as Senior Vice President of Finance and Chief Financial Officer and Stephen P. Shanesy, formerly Senior Vice President of Marketing and the General Manager of General Batteries and Lights of the Company, as Executive Vice President and General Manager of General Batteries and Lights of the Company. In addition, David A. Jones, Chairman and Chief Executive Officer of the Company, and Kent J. Hussey signed three-year employment contracts effective until May 1, 2001.

     New Board Members. The Company has added two new board members with extensive experience in consumer products. John Lupo currently is Executive Vice President of Sales and Marketing for Bassett Furniture Inc. He previously held numerous executive positions at Wal-Mart and has extensive retail merchandising background. Joseph Deering currently is President of the food equipment group of PreMark International Incorporated, a manufacturer and distributor of food service equipment. He has extensive experience in manufacturing and brand marketing.


Products

     Rayovac develops, manufactures and markets a wide variety of batteries and battery-powered lighting devices. The Company's broad line of products includes
(i) general batteries (including alkaline, heavy duty and rechargeable alkaline batteries) and specialty batteries (including hearing aid, watch, photo, keyless entry, and personal computer clock, memory back-up batteries, rechargeable batteries for cordless telephones and rechargeable batteries, battery chargers and accessories for cellular phones and camcorders) and (ii) lighting products and lantern batteries. General batteries (D, C, AA, AAA and 9-volt sizes) are used in devices such as radios, remote controls, personal radios and cassette players, pagers, portable compact disc players, electronic and video games and battery-powered toys, as well as a variety of battery-powered industrial applications. Of the Company's specialty batteries, button cells are used in smaller devices (such as hearing aids and watches), lithium coin cells are used in cameras, calculators, communication equipment, medical instrumentation and personal computer clocks and memory back-up systems, and lantern batteries are used almost exclusively in battery-powered lanterns. The Company's lighting products include flashlights, lanterns and similar portable products.

     Net sales data for the Company's products as a percentage of net sales for fiscal 1996, the Transition Period, fiscal 1997 and fiscal 1998 are set forth below.



                                                             Percentage of Company Net Sales
                                               ------------------------------------------------------------
                                                                     Transition
                                                                       Period             Fiscal Year
                                                  Fiscal Year          Ended                 Ended
                                                Ended June 30,     September 30,         September 30,
                                               ----------------   ---------------   -----------------------
                                                     1996               1996           1997         1998
Product Type                                   ----------------   ---------------   ----------   ----------
Battery Products:
Alkaline ...................................          43.6%             41.4%           45.0%        49.1%
Heavy Duty .................................          12.2              12.7            10.4          7.8
Rechargeable Batteries .....................           7.1               5.1             5.5          5.4
Hearing Aid ................................          14.6              14.3            14.8         14.8
Other Specialty Batteries ..................           8.6              10.1             9.8          9.1
                                                     -----             -----           -----        -----
  Total ....................................          86.1              83.6            85.5         86.2
Lighting Products and Lantern Batteries.....          13.9              16.4            14.5         13.8
                                                     -----             -----           -----        -----
  Total ....................................         100.0%            100.0%          100.0%       100.0%
                                                     =====             =====           =====        =====

Battery Products
     A description of the Company's major battery products including their typical uses is set forth below.


-------------------------------------------------------------------------
                 General Batteries                    Hearing Aid
                                                       Batteries
-------------------------------------------------------------------------
 Technology      Alkaline         Zinc              Zinc Air
 -------------------------------------------------------------------------
 Types/          - Disposable     Heavy Duty        --
 Common          - Rechargeable   (Zinc Chloride)
 Name:
 -------------------------------------------------------------------------
 Brand;          Rayovac;         Rayovac           Rayovac; Loud'n
 Sub-brand       MAXIMUM,                           Clear, ProLine,
 Names(1):       Renewal,                           Best Labs,
                 Power                              Ultracell
                 Station                            XCell and
                                                    AIRPOWER
 -------------------------------------------------------------------------
 Sizes:          D, C, AA, AAA, 9-volt(2)           5 sizes
                 for both Alkaline and Zinc
 -------------------------------------------------------------------------
 Typical Uses:   All standard household             Hearing
                 applications including             aids
                 pagers, personal radios
                 and cassette players,
                 remote controls and a
                 wide variety of
                 industrial applications
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                 Other Specialty Batteries                    Lantern
                                                              Batteries
-------------------------------------------------------------------------
 Technology      Lithium      Silver       Lithium Ion,       Zinc
                                           Nickel Metal
                                           Hydride, Nickel
                                           Cadmium and
                                           Sealed Lead
                                           Acid
-------------------------------------------------------------------------
 Types/          --           --           Rechargeable       Lantern
 Common                                                       (Alkaline, Zinc
 Name:                                                        Chloride and
                                                              Zinc Carbon)
-------------------------------------------------------------------------
 Brand;          Rayovac;     Rayovac      Rayovac            Rayovac
 Sub-brand       Lifex
 Names(1):
-------------------------------------------------------------------------
 Sizes:          5 primary    10 primary   35 sizes           Standard
                 sizes        sizes                           lantern
-------------------------------------------------------------------------
 Typical Uses:   Personal     Watches      Cellular phones,   Beam lanterns,
                 computer                  camcorders and     Camping
                 clocks and                cordless phones    lanterns
                 memory
                 back-up
-------------------------------------------------------------------------

(1) The Company also produces and supplies private label brands in selected categories.

(2)  The Company does not produce 9-volt rechargeable batteries.

     Products

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

     Heavy Duty Batteries. Heavy duty batteries include zinc chloride batteries designed for low and medium-drain devices such as lanterns, flashlights, radios and remote controls. In March 1998, the Company announced a restructuring of operations, including the outsourcing of the manufacturing of heavy duty batteries. For the majority of fiscal 1998, the Company produced a full line of heavy duty batteries, although AA, C and D size heavy duty batteries together accounted for 90% of the Company's heavy duty battery unit sales in fiscal 1998.

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

     Hearing Aid Batteries. The Company was the largest worldwide seller of hearing aid batteries in fiscal 1998. In addition, the Company has strengthened its worldwide leadership with the acquisition of Brisco. This strong market position is the result of hearing aid battery products with advanced technological capabilities, consistent product performance, a strong distribution system and an extensive marketing program. Hearing aid batteries are produced in several sizes and are designed for use with various types and sizes of hearing aids. The Company produces five sizes and two types of zinc air button cells for use in hearing aids, which are sold under the Loud'n Clear, ProLine, Extra, XCell and AIRPOWER brand names and under several private labels, including Beltone, Miracle Ear, Siemens and Starkey. The Company was the pioneer and currently is the leading manufacturer of the smallest (5A and 10A size) hearing aid batteries.


     Other Specialty Batteries. The Company's other specialty battery products include non-hearing aid button cells, lithium coin cells, photo batteries, keyless entry batteries and medical batteries as well as rechargeable nickel cadmium, nickel metal hydride, lithium ion and sealed lead acid batteries. The Company produces button and coin cells for watches, cameras, calculators, communications equipment and medical instrumentation. The Company's Lifex lithium coin cells are high-quality lithium batteries with certain performance advantages over other lithium battery systems. These products are used in calculators and personal computer clocks and memory back-up systems. Lifex lithium coin cells have outstanding shelf life and excellent performance. The Company's rechargeable lithium ion, nickel metal hydride, nickel cadmium and sealed lead acid batteries are sourced for use in cellular telephones, camcorders and cordless telephones.


     Battery Merchandising and Advertising

     Alkaline and Rechargeable Batteries. Since the Recapitalization, the Company has substantially revised its merchandising and advertising strategies for general batteries. Key elements of the Company's strategies include: building the awareness and image of the Rayovac brand name; focusing on the reformulated MAXIMUM alkaline product line; improving consumer perceptions of the quality and performance of the Company's products; upgrading and unifying product packaging; and solidifying the Company's position as the value brand by offering batteries of equal quality and performance at a lower price than those offered by its principal competitors. The Company's strategy is to provide products of quality and performance substantially equivalent to its major competitors in the general battery market at a lower price, appealing to a large segment of the population desiring a value brand. To demonstrate its value positioning, Rayovac offers comparable battery packages at a lower price or, in some cases, more batteries for the same price. The Company also works with individual retail channel participants to develop unique merchandising programs and promotions and to provide retailers with attractive profit margins to encourage retailer brand support.


     In response to the introduction by the Company's principal competitors in the U.S. general battery market of on-the-label battery testers for alkaline batteries, the Company developed an on-the-label tester for the Company's alkaline batteries. Based on the Company's consumer testing which indicated that such testers are difficult to use, prone to failure and do not represent a significant marketing advantage, management decided not to proceed with the implementation of such testers.


     In the three fiscal years prior to the Recapitalization, the Company spent substantially all of its advertising budget on its Renewal product line. The Company's current advertising campaign designed by Young & Rubicam, the Company's advertising agency, has shifted advertising efforts to the Company's MAXIMUM alkaline products. In addition, the Company launched its first major national advertising campaign. The campaign is designed to increase awareness of the Rayovac brand and to heighten customers' perceptions of the quality, performance and value of Rayovac products. The Company has engaged Michael Jordan as a spokesperson for its general battery products under a contract which extends through 2004 and which, by its terms, may not be cancelled or terminated by Mr. Jordan without cause prior to its expiration.


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


     Hearing Aid Batteries. To market and distribute its hearing aid battery products, the Company continues to use a highly successful national print advertising campaign featuring Arnold Palmer. A binaural wearer and user of Rayovac hearing aid batteries, Mr. Palmer has been extremely effective in promoting the use of hearing aids, expanding the market and communicating the specific product benefits of Rayovac hearing aid batteries. The

Company's agreement with Mr. Palmer may not be cancelled or terminated by him without cause prior to its expiration. The Company has also developed a national print advertising campaign in selected publications such as Modern Maturity to reach the largest potential market for hearing aid batteries. The Company also pioneered the use of multipacks and intends to further expand multipack distribution in additional professional and retail channels. Additionally, the Company believes that it has developed strong relationships with hearing aid manufacturers and audiologists, the primary purveyors of hearing aids, and seeks to further penetrate the professional market. To further its marketing and distribution capability in hearing aid batteries, in March 1998 the Company acquired the battery distribution portion of Best Labs, a Florida distributor of hearing aid batteries and a manufacturer of hearing instruments. The Company has also established relationships with major Pacific Rim hearing aid battery distributors to take advantage of anticipated global market growth. In addition, the Company believes that the acquisition of Brisco will enable the Company to further penetrate European markets for hearing aid batteries.


     Other Specialty Batteries. The Company's marketing strategies for its other specialty batteries focus on leveraging the Company's brand name and strong market position to promote its specialty battery products. With the acquisition of DPP, the Company plans to further position itself in the retail market for rechargeable specialty batteries and accessories for use with cellular telephones, camcorders and cordless telephones. The Company has redesigned its product graphics and packaging of its other specialty battery products to achieve a uniform brand appearance with the Company's other products and generate greater brand awareness and loyalty. In addition, the Company plans to continue to develop relationships with manufacturers of communications equipment and other products in an effort to expand its share of the non-hearing aid button cell market. The Company believes there to be significant opportunity for growth in the photo and keyless entry battery markets and seeks to further penetrate the replacement market for these products. The Company has recently introduced a line of products to serve the medical instrument and health services markets.


     With regard to lithium coin cells, the Company seeks to further penetrate the OEM portable personal computer market, as well as to broaden its customer base by focusing additional marketing and distribution efforts on telecommunication and medical equipment manufacturers.


Lighting Products and Lantern Batteries

     Products

     The Company is a leading marketer of battery-powered lighting devices, including flashlights, lanterns and similar portable products for the retail and industrial markets. Rayovac has established its position in this market based on innovative product features, consistent product quality and creative product packaging. In addition, the Company endeavors to regularly introduce new products to stimulate consumer demand and promote impulse purchases.


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


Sales and Distribution


     General

     After the Recapitalization, the Company reorganized its sales force by distribution channel. As a result of this reorganization, the Company maintains separate U.S. sales forces primarily to service its retail sales and distribution channels and its hearing aid professionals, industrial and OEM sales and distribution channels. In addition, the Company utilizes a network of independent brokers to service participants in selected distribution channels. In conjunction with its broader cost rationalization initiatives, the Company has reduced the number of independent brokers and sales agents from over 100 to approximately 50. With respect to sales of the Company's hearing aid batteries, while most of the Company's sales have historically been through hearing aid professionals, the Company is actively engaged in efforts to increase sales through retail channels. In March 1998, the Company acquired the hearing aid battery distribution portion of Best Labs. In addition, the Company maintains its own sales force of approximately 30 employees in Europe which promotes the sale of all of the Company's products.

     Retail

     In the retail segment, the Company realigned its sales resources to create a sales force dedicated to each of its retail distribution channels. The primary retail distribution channels include: mass merchandisers (both national and regional) and warehouse clubs; food, drug and convenience stores; electronics specialty stores and department stores; hardware and automotive centers; specialty retailers; automotive aftermarket dealers; military sales; and catalog showrooms. The Company works closely with individual retailers to develop unique product promotions and to provide them with the opportunity for attractive profit margins to encourage brand support. The Company has focused sales for its Renewal product line on distribution channels which the Company believes to be more suited for this product, such as electronics specialty stores, and has recently begun shipments to Radio Shack.

     The Company's sales efforts in the retail channel focus on sales and distribution to national mass merchandisers, in particular the Wal-Mart, Kmart and Target chains, which collectively accounted for over half of industry sales growth in the domestic alkaline battery market over the past five years. The Company's sales strategy for these and other mass merchandisers includes increasing market share for all of the Company's products through the use of account specific programs and a separate sales and marketing team dedicated to these large retailers.

     The Company's sales strategy is to penetrate further particular retail distribution channels, including home centers, hardware stores, warehouse clubs and food and drug stores. The Company's strategy for these retail channels is to develop creative and focused marketing campaigns which emphasize the performance parity and consumer cost advantage of the Rayovac brand and to tailor specific promotional programs unique to these distribution channels.

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

     In the OEM sales channel, the Company actively pursues OEM arrangements and other alliances with major electronic device manufacturers for its rechargeable batteries. The Company also utilizes the OEM channel for the sale and distribution of its hearing aid batteries through strong relationships it has developed with hearing aid manufacturers. The Company plans to continue to develop relationships with manufacturers of communications equipment and other products in an effort to expand its share of the non-hearing aid button cell market. With regard to lithium coin cells, the Company plans to penetrate further the OEM portable personal computer market and broaden its customer base by focusing additional sales and distribution efforts on telecommunications and medical equipment manufacturers.


Manufacturing and Raw Materials

     The Company manufactures batteries in the United States and the United Kingdom. In March 1998, the Company announced certain manufacturing changes which include consolidating the Company's packaging operations at its Madison, Wisconsin plant, closing the Company's Appleton, Wisconsin plant and relocating the affected manufacturing operations for lithium batteries to the Company's Portage, Wisconsin facility. Since the Recapitalization, the Company has shifted manufacturing operations from its Newton Aycliffe, United Kingdom and Kinston, North Carolina facilities to other facilities of the Company and outsourced the manufacture of certain lighting products. These efforts have increased plant capacity utilization and eliminated some of the Company's underutilized manufacturing capacity. In March 1998, the Company announced the closing of the Newton Aycliffe, United Kingdom facility and the sale of the Kinston, North Carolina facility.

     During the past five years, the Company has spent significant resources on capital improvements, including the modernization of many of its manufacturing lines and manufacturing processes. These manufacturing improvements have enabled the Company to increase the quality and service life of its alkaline batteries and to increase its manufacturing capacity. In March 1998, the Company agreed to purchase from Matsushita a new high speed alkaline battery manufacturing production line for its Fennimore, Wisconsin plant and to source certain finished products, battery parts and material from Matsushita to continue to supplement the Company's existing domestic production capacity. Management believes that the Company's manufacturing capacity is sufficient to meet its anticipated production requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The most significant raw materials used by the Company to manufacture batteries are zinc powder, electrolytic manganese dioxide powder and steel. There are a number of worldwide sources for all necessary raw materials, and management believes that Rayovac will continue to have access to adequate quantities of such materials at competitive prices. Based on anticipated production requirements, the Company regularly engages in forward purchases and hedging transactions to effectively manage raw material costs and inventory relative to anticipated production requirements. See "Quantitative and Qualitative Disclosures about Market Risk."


Research and Development

     The Company's research and development strategy is to purchase or license state-of-the-art manufacturing technology from third parties and to develop such technology through the Company's own research and development efforts. In March 1998, the Company announced the extension of its existing alkaline battery technology agreement with Matsushita, pursuant to which the Company is entitled to license (on a non-exclusive basis) Matsushita's highly advanced designs, technology and manufacturing equipment for alkaline batteries, including all developments and innovations thereto, through the end of March 2003. Thereafter, the Company is entitled to license such technology existing as of such date through the end of March 2023. Pursuant to the terms of the agreement, Matsushita may not cancel or terminate this battery technology agreement prior to its expiration other than for "cause" as described therein. The Company's research and development efforts focus primarily on performance and cost improvements of existing products and technologies. In recent years, these efforts have led to advances in alkaline, heavy duty and lithium chemistries, as well as zinc air hearing aid batteries and enhancements of licensed rechargeable alkaline technology.

     The Company believes that continued development efforts are important in light of the continually evolving nature of battery technology and credits the competitive performance of its products to its recent development efforts. In the hearing aid battery segment, the Company's research and development group maintains close alliances with the developers of hearing aid devices and often works in conjunction with these developers in preparing new product designs. The success of these efforts is most recently demonstrated by the Company's development of the two smallest (5A and 10A size) hearing aid batteries. The Company's research and development efforts in the Lighting Products and Lantern Batteries segment are focused on the development of new products. Further, the Company continues to partner with the U.S. government in research efforts to develop new battery technology. The Company's research and development group includes approximately 95 employees, the expense for some of whom is funded by U.S. government research contracts. The Company's expenditures for research and development were approximately $6.2 million, $6.2 million, $1.5 million and $5.4 million for fiscal 1998, fiscal 1997, the Transition Period and fiscal 1996, respectively. See "--Patents, Trademarks and Licenses."


Information Systems

     The Company has completed an initial reorganization of its information systems function by (i) hiring an experienced Chief Information Officer, (ii) outsourcing mainframe computer operations, (iii) completing an enterprise software system analysis and selection, and (iv) retaining outside consultants to modernize and upgrade its data processing and telecommunications infrastructure. The Company has purchased from SAP and begun implementing an enterprise-wide, integrated information system to upgrade and modernize its business operations, the majority of which will be substantially implemented by mid-1999. When fully implemented, this system is expected to reduce cycle times, lower manufacturing and administrative costs, improve both asset and employee productivity and substantially address the Year 2000 issue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."


Patents, Trademarks and Licenses

     The Company's success and ability to compete depends in part upon its technology. The Company relies upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants, to establish and protect its technology and other intellectual property rights.

     The Company owns or licenses from third parties a considerable number of patents and patent applications throughout the world, primarily for battery product improvements, additional features and manufacturing equipment. In March 1998, the Company announced the extension of its existing alkaline battery technology agreement with Matsushita, pursuant to which the Company will continue to license Matsushita's highly advanced designs, technology and manufacturing equipment, including all developments and innovations thereto, through the end of March 2003. Thereafter, the Company is entitled to license such technology existing as of such date through the end of March 2023.

     The Company also uses a number of trademarks in its business, including Rayovac[RegTM], MAXIMUMTM, Renewal[RegTM], Loud'n Clear[RegTM], Power Station[RegTM], ProLine[RegTM], LifexTM, Smart Pack[RegTM], Best Labs[RegTM], Ultracell[RegTM], XCell[RegTM], AIRPOWER[RegTM], SmartTM Strip, Workhorse[RegTM] and Roughneck[RegTM]. The Company relies on both registered and common law trademarks in the United States to protect its trademark rights. The Rayovac[RegTM] mark is also registered in countries outside the United States, including in Europe and the Far East. The Company does not have any right to the trademark "Rayovac" in Brazil, where the mark is owned by an independent third-party battery manufacturer. In addition, ROV Limited has an exclusive, perpetual, royalty-free license for the use of certain of the Company's trademarks (including the "Rayovac" mark) in connection with zinc carbon and alkaline batteries and certain lighting devices in many countries outside the United States, including Latin America.

     The Company has obtained a non-exclusive license to use certain technology underlying its rechargeable battery line to manufacture such batteries in the United States, Puerto Rico and Mexico and to sell and distribute batteries based on the licensed technology worldwide. This license terminates with the expiration of the last-expiring patent covering the licensed technology in 2015. In addition, in the conduct of its business, the Company relies upon other licensed technology in the manufacture of its products. See "Recent Developments--Extension of Technology Agreement: New Manufacturing Line."


Competition

     The Company believes that the markets for its products are highly competitive. Duracell and Energizer are the Company's primary battery industry competitors, each of which has substantially greater financial and other resources and greater overall market share than the Company. Although other competitors have sought to enter this market, the Company believes that new market entrants would need significant financial and other resources to develop brand recognition and the distribution capability necessary to serve the U.S. marketplace. Substantial capital expenditures would be required to establish U.S. battery manufacturing operations, although potential competitors could import their products into the U.S. market. The Company and its primary competitors enjoy significant advantages in having established brand recognition and distribution channels.

     In February 1998, Duracell announced the introduction of a new line of alkaline batteries under the name Duracell Ultra in the AA and AAA size categories which is being marketed as providing increased performance in certain high-drain devices, including cellular phones, digital cameras and palm-sized computers. Duracell began shipping to retailers in May 1998. Based on the Company's preliminary analysis of this new product line in comparison to the Company's technology and technology generally available in the market, the marketing strategies announced by Duracell in connection with the introduction of the new line and the premium pricing for such product, the Company does not anticipate that this new product line will have a significant impact on the Company's results of operations, however there can be no assurance in this regard. In May 1998 Energizer announced the introduction of Energizer Advanced Formula alkaline batteries, available in all cell sizes, which Energizer claims will provide superior performance in high drain devices and improved performance in all other device categories. The Energizer Advanced Formula alkaline batteries were available in the summer of 1998. Despite these competitive launches, the Company has continued to build volume and market share behind its marketing and sales initiatives. The Company looks to continue upgrading its alkaline technology to remain competitive. These upgrades will be phased into the line in the coming year.

     In the U.S. market for general batteries, competition is based on brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. In comparison to the U.S. battery market, the international general battery market has more competitors, is as highly competitive and has similar methods of competition.

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


Employees

     As of September 30, 1998 the Company had approximately 2,200 employees.


Seasonality

     Sales of the Company's products are seasonal, with the highest sales occurring in the fiscal quarter ending on or about December 31, during the holiday season. During the past three completed fiscal years, the Company's sales in the quarter ending on or about December 31 have represented an average of 32% of annual net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."


Financial Information about Foreign and Domestic Operations

     Financial information pertaining to the Company's foreign and domestic operations is set forth in Note 13 of Notes to Consolidated Financial Statements filed herewith and incorporated by reference into Item 8 hereof.


Forward Looking Statements

     Certain of the information contained in this Annual Report on Form 10-K, including without limitation statements made under this Part I, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In reviewing such information, it should be kept in mind that the Company's actual results may differ materially from those set forth in such forward-looking statements.

     Important factors that could cause the Company's actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (i) significant changes in consumer demand for household or hearing aid batteries in the United States or Europe; (ii) the loss of or a significant reduction in sales through a significant retailer customer; (iii) the introduction of new product features or new battery technology by a competitor; (iv) the enactment of unexpected environmental regulations negatively impacting consumer demand for certain of the Company's battery products; (v) difficulties or delays in the integration of operations of acquired companies; (vi) Year 2000 problems of the Company or of its customers or its suppliers which may make it difficult or impossible to fulfill their commitments to the Company; and (vii) currency fluctuations in significant international markets.

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


ITEM 2. PROPERTIES

     The following table sets forth information regarding the Company's manufacturing sites in the United States and the United Kingdom:

Location           Product                                                      Owned/Leased     Square Feet
Fennimore, WI      Alkaline batteries and Renewal rechargeable batteries            Owned         176,000
Washington, UK     Zinc air button cells                                           Leased          63,000
Portage, WI        Zinc air and silver button cells                                 Owned          62,000
Appleton, WI       Lithium coin cells and alkaline computer batteries               Owned          60,000
Wonewoc, WI        Battery-powered lighting products and lantern batteries         Leased          90,000

     The Company also leases approximately 250,000 square feet of space in Madison, Wisconsin for its corporate headquarters and technology center.

     From fiscal 1993 through fiscal 1995 the Company has invested in all of its major battery facilities. During this period, the Company invested approximately $33 million in connection with the Fennimore Expansion. Additional investments in zinc air battery production have helped to increase output and precision of assembly as well as to increase the capacity of critical component manufacturing. Investments in lithium coin cell production have been used to build capacity for newly developed sizes of lithium coin cells as well as to increase capacity of the largest volume sizes of such cells. As part of the Company's announced restructuring, the Madison, Wisconsin plant is phasing out the manufacture of heavy duty batteries, which will be sourced from other suppliers, and the Appleton, Wisconsin plant will be closed with the manufacturing operations moved to Portage after completion of a 39,000 square foot expansion. In addition, in March 1998 the Company agreed to purchase from Matsushita a new high speed alkaline battery manufacturing production line for its Fennimore, Wisconsin plant, which is expected to increase the Company's production capacity for AA size batteries by up to 50%.

     The following table sets forth information regarding the Company's packaging and distribution sites:



Location                 Owned/Leased      Square Feet
  Middleton, WI          Leased              220,000
  Lavergne, TN           Leased               65,000
  Hayward, CA            Leased               38,000
  Billinghausen, GER     Owned                 5,000
  Madison, WI            Owned               158,000

As part of the 1998 announced restructuring, the Company is centralizing its packaging operations into one location at its Madison, Wisconsin plant and will close its Newton Aycliffe, UK facility. In addition, in March 1998 the Company sold its Kinston, North Carolina facility. The Company believes that its facilities, in general, are adequate for its present and currently foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS

     The Company's facilities are subject to a broad range of federal, state, local and foreign laws and regulations relating to the environment, including those governing discharges to the air and water and land, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at Company facilities and at off-site disposal locations. The Company has a proactive environmental management program that includes the use of periodic comprehensive environmental audits to detect and correct practices that may violate environmental laws or are inconsistent with best management practices. Based on information currently available to Company management, the Company believes that it is substantially in compliance with applicable environmental regulations at its facilities, although no assurance can be provided with respect to such compliance in the future. There are no pending proceedings against the Company alleging that the Company is or has been in violation of environmental laws, and the Company is not aware of any such proceedings contemplated by governmental authorities. The Company is, however, subject to certain proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or analogous state laws, as described below.

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

     The Company has applied to Tennessee Department of Environment and Conservation ("TDEC") for participation in TDEC's Voluntary Cleanup Oversight and Assistance Program with respect to the Company's former manganese processing facility in Covington, Tennessee. Pursuant to this program, TDEC will conduct a site investigation to determine the extent of the cleanup required at the Covington facility, however, there can be no assurance that participation in this program will preclude this site from being added to the National Priorities List as a Superfund site. Groundwater monitoring conducted pursuant to the post-closure maintenance of solid waste lagoons on site, and recent groundwater testing beneath former process areas on site, indicate that there are elevated levels of certain inorganic contaminants, particularly (but not exclusively) manganese, in the groundwater underneath the site. The Company has completed closure of the aforementioned lagoons and has completed the remediation of a stream that borders the site. The Company cannot predict the outcome of TDEC's investigation of the site and there can be no assurance that the Company will not incur material liabilities in the future with respect to this site.

     The Company has been and is subject to several proceedings related to its disposal of industrial and hazardous waste at off-site disposal locations, under CERCLA or analogous state laws that hold persons who "arranged for" the disposal or treatment of such substances strictly liable for the costs incurred in responding to the release or threatened release of hazardous substances from such sites. Current and former owners and operators of such sites, and transporters of waste who participated in the selection of such sites, are also strictly liable for such costs. Liability under CERCLA is generally "joint and several," so that a responsible party under CERCLA may be held liable for all of the costs incurred at a particular site. However, as a practical matter, liability at such sites generally is allocated among all of the viable responsible parties. Some of the most significant factors for allocating liabilities to persons that disposed of wastes at Superfund sites are the relative volume of waste such persons sent to the site and the toxicity of such waste. Other than the Velsicol Chemical and Morton International proceedings described below (as to which there is insufficient information to make a judgment as to the likelihood of a material impact on the Company's operations, financial condition or liquidity at this time), the Company does not believe that any of its pending proceedings under CERCLA or analogous state laws, either individually or in the aggregate, will have a material impact on the Company's operations, financial condition or liquidity, and the Company is not aware of any such matters contemplated by governmental agencies that will have such an impact. However, the Company may be named as a potentially responsible party ("PRP") at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of the Company's facilities have been in operation for decades and, over such time, the Company and other prior operators of such facilities have generated and disposed of wastes which are or may be considered hazardous such as cadmium and mercury utilized in the battery manufacturing process.

     The Company has been named as a defendant in two lawsuits in connection with a Superfund site located in Bergen County, New Jersey (Velsicol Chemical Corporation, et al, v. A.E. Staley Manufacturing Company, et al., and Morton International, Inc. v. A.E. Staley Manufacturing Company, et al., United States District Court for the District of New Jersey, filed July 29, 1996). The Company is one of approximately 50 defendants named in these cases. Both cases involve contamination at a former mercury processing plant and the watershed of a nearby creek. One case was brought by the current owner and the other case by a former owner. The complaints in the two cases are identical, with four counts alleging claims for contribution under CERCLA, the New Jersey Spill Act, the Federal Declaratory Judgment Act and the common law. The plaintiffs allege that the Company arranged for the treatment or disposal of hazardous substances at the site. Consequently, the plaintiffs allege, the Company is liable to them for contribution toward the costs of investigating and remediating the site.

     No ad damnum is specified in either complaint. The Remedial Investigation/Feasibility Study ("RI/FS") of the site was commenced in the fall of 1997. Plaintiff's counsel estimates the cost of the RI/FS to be $4 million. There is no estimate at this juncture as to the potential cost of remediation. The Company is one of approximately 50 defendants who allegedly arranged for treatment or disposal at the site. The remaining defendants are former owners or operators of the site and adjacent industrial facilities which allegedly contributed to the contamination. Evidence developed in discovery to date indicates that while the Company was a customer of the facility, the relationship was of relatively brief duration. The cost to remediate the Bergen County Site has not been determined and the Company cannot predict the outcome of these proceedings. See "Risk Factors--Environmental Matters."

     There can be no assurances that additional proceedings relating to off-site disposal locations will not arise in the future or that such proceedings will not have a material adverse effect on the Company's business, financial condition or results of operations. The discovery of previously unknown contamination of property underlying or in the vicinity of the Company's manufacturing facilities could require the Company to incur material unforeseen expenses. Occurrences of any such events may have a material adverse effect on the Company's financial condition. As of September 30, 1998 the Company has reserved $1.5 million for known on-site and off-site environmental liabilities. The Company believes these reserves are adequate, although there can be no assurance that this amount will ultimately be adequate to cover such environmental liabilities.

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

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS


     The Company's common stock, $.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ROV." The Common Stock commenced public trading on November 21, 1997. As of December 22, 1998, there were approximately 344 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:


Fiscal 1998                                                              High        Low
-------------------------------------------------------------------   ---------   ---------
Quarter ended December 27, 1997 (from November 21, 1997) ..........    $17-3/4      $15-1/2
Quarter ended March 28, 1998 ......................................    $24-1/2      $16-3/4
Quarter ended June 27, 1998 .......................................    $24-1/2      $20
Quarter ended September 30, 1998 ..................................    $22-3/4      $13-1/4

     The Company has not declared or paid and does not anticipate paying cash dividends in the foreseeable future, but intends to retain any future earnings for reinvestment in its business. In addition, the Amended Credit Agreement and the Notes (each as defined herein) restrict the Company's ability to pay dividends to its shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected historical financial data as of and for the fiscal year ended June 30, 1996, the Transition Period ended September 30, 1996 and the two fiscal years ended September 30, 1997 and September 30, 1998 is derived from the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of and for the twelve months ended September 30, 1996, not included herein, is derived from the unaudited condensed consolidated financial statements of the Company and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations as of the date and for the period indicated. The selected historical financial data of the Company as of and for the two fiscal years ended June 30, 1994 and June 30, 1995 is derived from audited consolidated financial statements of the Company which are not included herein. The following selected financial data should be read in conjunction with the Company's consolidated financial statements and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                        Transition     Twelve
                                                                          Period       Months        Fiscal Year Ended
                                        Fiscal Year Ended June 30,         Ended        Ended          September 30,
                                   -----------------------------------   September    September  ------------------------
                                       1994        1995        1996      30, 1996     30, 1996       1997        1998
                                   ----------- ----------- ----------- ------------ ------------ ----------- -----------
                                                           (In millions, except per share data)
Statement of Operations Data:
Net sales ........................  $ 403.7     $ 415.2     $ 423.4      $ 101.9      $ 417.9     $ 432.6     $ 495.7
Cost of goods sold ...............    234.9       237.1       239.4         59.3        237.9       234.6       258.0
                                    -------     -------     -------      -------      -------     -------     -------
Gross profit .....................    168.8       178.1       184.0         42.6        180.0       198.0       237.7
Selling expense ..................    121.3       108.7       116.5         27.8        114.4       122.1       148.9
General and administrative
 expense .........................     29.4        32.9        31.8          8.6         33.0        32.2        35.9
Research and development
 expense .........................      5.7         5.0         5.4          1.5          5.6         6.2         6.2
Recapitalization and other
 special charges(1)(2)(3) ........      1.5           --          --        28.4         28.4         3.0         6.2
                                    -------     --------    --------     -------      -------     -------     -------
Income (loss) from
 operations(4) ...................     10.9        31.5        30.3        ( 23.7)      (  1.4)      34.5        40.5
Interest expense .................      7.7         8.6         8.4          4.4         10.5        24.5        15.7
Other expense (income), net ......    (  0.6)       0.3         0.6          0.1          0.5         0.4       (  0.2)
                                    --------    --------    --------     --------     --------    -------     --------
Income (loss) before income
 taxes and extraordinary item.....      3.8        22.6        21.3        ( 28.2)      ( 12.4)       9.6        25.0
Income tax expense (benefit) .....    (  0.6)       6.2         7.0        (  8.9)      (  3.8)       3.4         8.6
                                    --------    --------    --------     --------     --------    -------     --------
Income (loss) before
 extraordinary item ..............      4.4        16.4        14.3        ( 19.3)      (  8.6)       6.2        16.4
Extraordinary item(5) ............        --          --          --       (  1.6)      (  1.6)         --      (  2.0)
                                    --------    --------    --------     --------     --------    --------    --------
Net income (loss) ................  $   4.4     $  16.4     $  14.3      $  (20.9)    $  (10.2)   $   6.2     $  14.4
                                    ========    ========    ========     ========     ========    ========    ========
Basic net income (loss) per
 common share before
 extraordinary item ..............  $   0.09    $   0.33    $   0.29    $   (0.44)   $   (0.18)   $   0.30    $   0.62
                                    ========    ========    ========    =========    =========    ========    ========
Diluted net income (loss) per
 common share before
 extraordinary item ..............  $   0.09    $   0.33    $   0.29    $   (0.44)   $   (0.18)   $   0.30    $   0.58
                                    ========    ========    ========    =========    =========    ========    ========
Basic net income (loss) per
 common share ....................  $   0.09    $   0.33    $   0.29    $   (0.48)   $   (0.21)   $   0.30    $   0.54
                                    ========    ========    ========    =========    =========    ========    ========
Diluted net income (loss) per
 common share ....................  $   0.09    $   0.33    $   0.29    $   (0.48)   $   (0.21)   $   0.30    $   0.51
                                    ========    ========    ========    =========    =========    ========    ========
Weighted average common shares         50.0        50.0        49.6         43.8         48.1        20.5        26.5
Weighted average common and
 common equivalent shares ........     50.0        50.0        49.6         43.8         48.1        20.6        28.1
Other Financial Data:
Depreciation .....................  $  10.3     $  11.0     $  11.9     $    3.3     $   12.1     $  11.3     $  10.9
Capital expenditures .............     12.5        16.9         6.6          1.2          8.4        10.9        15.9
Cash flows from operating
 activities ......................    ( 18.7)      35.5        17.8        (  1.1)       26.0        35.7       (  1.5)
Cash flows from investing
 activities ......................    ( 12.4)     ( 16.8)     (  6.3)        0.0        (  7.3)     ( 10.8)     ( 23.4)
Cash flows from financing
 activities ......................     30.8       ( 18.3)     ( 12.0)        3.2        ( 16.8)     ( 28.0)      25.4
EBITDA(6) ........................     21.2        41.3        42.2        ( 20.4)       10.7        45.8        52.9

                                                                        Transition   Twelve
                                                                          Period     Months      Fiscal Year Ended
                                         Fiscal Year Ended June 30,       Ended       Ended        September 30,
                                      --------------------------------  September   September ----------------------
                                         1994       1995       1996      30, 1996   30, 1996     1997       1998
                                      ---------- ---------- ---------- ----------- ---------- ---------- ----------
                                                          (In millions, except per share data)
Balance Sheet Data:
Working capital .....................  $  63.6    $  55.9    $  63.2     $  64.6    $  64.6    $  33.8    $  81.6
Total assets ........................    222.4      220.6      221.1       243.7      243.7      236.3      286.3
Total debt ..........................    109.0       88.3       81.3       233.7      233.7      207.3      152.3
Shareholders' equity (deficit) ......     37.9       53.6       61.6       (85.7)     (85.7)     (80.6)      21.9

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

(3) In the fiscal year ended September 30, 1998, the Company recorded net special charges of $6.2 million including (i) $2.0 million associated with consolidating domestic battery packaging operations and outsourcing the manufacture of heavy duty batteries, (ii) $2.2 million associated with closing the Company's Appleton, Wisconsin manufacturing plant and consolidating it into its Portage, Wisconsin manufacturing plant, (iii) $5.3 million associated with closing the Company's Newton Aycliffe, United Kingdom facility, phasing out direct distribution in the United Kingdom and closing one of the Company's German sales offices, (iv) a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina facility, (v) income of $1.2 million in connection with the settlement of deferred compensation agreements with certain former employees, (vi) $0.8 million associated with the secondary offering of Common Stock (the "Secondary Offering") which was completed in June 1998, and (vii) miscellaneous credits of $0.4 million.

(4) Income (loss) from operations includes expenses incurred during the Fennimore Expansion and the Recapitalization and other special charges in fiscal 1994, the Transition Period ended September 30, 1996 and the fiscal years ended September 30, 1997 and 1998. Income from operations before these non-recurring charges was as follows:


                                                                        Transition      Twelve
                                                                          Period        Months          Fiscal Year Ended
                                     Fiscal Year Ended June 30,            Ended         Ended            September 30,
                                ------------------------------------     September     September   --------------------------
                                   1994         1995         1996        30, 1996      30, 1996       1997         1998
                                ----------   ----------   ----------   ------------   ----------   ----------   ----------
                                                                      (In millions)
Income (loss) from
 operations .................    $  10.9       $ 31.5       $ 30.3       $ (23.7)      $  (1.4)     $  34.5      $  40.5
Fennimore Expansion .........        9.5           --           --            --            --           --           --
Recapitalization and other
 special charges ............        1.5           --           --          28.4          28.4          3.0          6.2
                                 -------       ------       ------       -------       -------      -------      -------
Income from operations
 before non-recurring
 charges ....................    $  21.9       $ 31.5       $ 30.3       $   4.7       $  27.0      $  37.5      $  46.7
                                 =======       ======       ======       =======       =======      =======      =======

(5) The Recapitalization of the Company included repayment of certain outstanding indebtedness, including prepayment fees and penalties. Such prepayment fees and penalties of $2.4 million, net of income tax benefit of $0.8 million, has been recorded as an extraordinary item in the Consolidated Statement of Operations for the Transition Period ended September 30, 1996. In the fiscal year ended September 30, 1998, the Company recorded extraordinary expense of $2.0 million net of income taxes for the premium on the repurchase or redemption of the senior term notes in connection with the Company's initial public offering ("IPO") completed in November 1997.

(6) EBITDA represents income from operations plus depreciation and amortization (excluding amortization of debt issuance costs) and reflects an adjustment of income from operations to eliminate the establishment and subsequent reversal of two reserves ($0.7 million established in fiscal 1993 and reversed in fiscal 1995, and $0.5 million established in fiscal 1992 and reversed in fiscal 1995). The Company believes that EBITDA and related measures are commonly used by certain investors and analysts to analyze and compare, and provide useful information regarding, the Company's ability to service its indebtedness. However, the following factors should be considered in evaluating such measures: EBITDA and related measures (i) should not be considered in isolation, (ii) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), (iii) should not be construed as alternatives or substitutes for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows (in each case, as determined in accordance with GAAP) and (iv) should not be used as indicators of the Company's operating performance or measures of its liquidity.
    Additionally, because all companies do not calculate EBITDA and related measures in a uniform fashion, the calculations presented in this Prospectus may not be comparable to other similarly titled measures of other companies.

    EBITDA includes expenses incurred during the Fennimore Expansion (as defined herein) and the Recapitalization and other special charges in fiscal 1994, the Transition Period ended September 30, 1996 and the fiscal years ended September 30, 1997 and 1998. EBITDA before these non-recurring charges was as follows:


                                                                        Transition      Twelve
                                                                          Period        Months          Fiscal Year Ended
                                     Fiscal Year Ended June 30,            Ended         Ended            September 30,
                                ------------------------------------     September     September   --------------------------
                                   1994         1995         1996        30, 1996      30, 1996       1997         1998
                                ----------   ----------   ----------   ------------   ----------   ----------   ----------
                                                                      (In millions)
EBITDA ......................    $  21.2       $ 41.3       $ 42.2       $ (20.4)      $  10.7      $  45.8      $  52.9
Fennimore Expansion .........        9.5           --           --            --            --           --           --
Recapitalization and other
 special charges ............        1.5           --           --          28.4          28.4          3.0          6.2
                                 -------       ------       ------       -------       -------      -------      -------
EBITDA before non-
 recurring charges ..........    $  32.2       $ 41.3       $ 42.2       $   8.0       $  39.1      $  48.8      $  59.1
                                 =======       ======       ======       =======       =======      =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and the related notes thereto, included elsewhere herein.


Introduction
     Upon completion of the Recapitalization, the Company changed its fiscal year end from June 30 to September 30. For clarity of presentation and comparison, references herein to fiscal 1994, fiscal 1995 and fiscal 1996 are to the Company's fiscal years ended June 30, 1994, June 30, 1995 and June 30, 1996, respectively, and references to the "Transition Period ended September 30, 1996" and the "Transition Period" are to the period from July 1, 1996 to September 30, 1996. References to fiscal 1997 and fiscal 1998 are to the Company's fiscal years ended September 30, 1997 and September 30, 1998.

     The Company's operating performance depends on a number of factors, the most important of which are (i) general retailing trends, especially in the mass merchandise segment of the retail market, (ii) the Company's overall product mix among various specialty and general household batteries and battery-powered lighting devices, which sell at different price points and profit margins, (iii) the Company's overall competitive position, which is affected by both the introduction of new products and promotions by the Company and its competitors and the Company's relative pricing and battery performance, and (iv) changes in operating expenses. Set forth below are specific developments that have affected and may continue to affect the Company's performance.

     Restructuring of Operations and Other Cost Rationalization Initiatives. In March 1998, the Company announced restructuring plans for its domestic and international operations designed to maximize production and capacity efficiencies, reduce fixed costs, upgrade existing technology and equipment and improve customer service. Major elements of the restructuring include (i) consolidating the Company's packaging operations, (ii) outsourcing the manufacture of heavy duty batteries, and (iii) closing certain of the Company's existing manufacturing, packaging and distribution facilities. The Company recorded charges of $9.5 million in fiscal 1998 in connection with the restructuring program and expects to record an additional $1.5 million of costs in subsequent periods. The Company anticipates annual aggregate cost savings of the restructuring program, after full implementation (currently expected in early 1999), to be approximately $5.0 million.

     The 1998 restructuring is in addition to the significant measures taken in fiscal 1997 following the Recapitalization to rationalize the Company's manufacturing, distribution, and general overhead costs. The initiatives relating to manufacturing activities included discontinuing certain manufacturing operations at the Company's Newton, Aycliffe, United Kingdom facility and closing the Company's Kinston, North Carolina facility. In addition, the Company implemented a significant organizational restructuring in the United States and the United Kingdom.

     Investment in Future Growth Opportunities. Since the Recapitalization, the Company has undertaken significant measures to pursue growth opportunities and increase the Company's market share for its products. These measures include
(i) introducing the Company's existing hearing aid products into new markets, including through the acquisition of Brisco and the battery distribution portion of Best Labs; (ii) broadening the Company's offering of specialty products, including through the acquisition of DPP; (iii) expanding distribution into new channels such as electronics specialty stores; (iv) further penetrating existing distribution channels such as warehouse clubs and food and convenience stores; and (v) evaluating opportunities for expansion of the Company's core business into international markets, whether through acquisitions, joint ventures or other strategic marketing opportunities. See "Business--Growth Strategy."

     Expansion of Production Capacity. In March 1998, the Company agreed to purchase from Matsushita for $10.0 million a new high speed alkaline battery manufacturing production line for its Fennimore, Wisconsin plant, at which the Company manufactures all of its alkaline products. The Company estimates costs associated with the implementation of this new manufacturing line to be approximately $1.0 million. The new high speed manufacturing line is anticipated to increase the Company's production capacity for AA size batteries by up to 50%. The recent investment in manufacturing technology and production capacity follows the investment, from fiscal 1993 through fiscal 1995, by the Company of an aggregate of $32.7 million in the modernization and expansion of its production lines at its Fennimore plant (the "Fennimore Expansion"). As a result of the Fennimore Expansion, the Company replaced substantially all of its alkaline battery manufacturing equipment with state-of-the-art technology which more than doubled the Company's aggregate capacity since fiscal 1994 for AA and AAA size alkaline batteries. This investment also resulted in a reformulation of the Company's alkaline batteries so as to be mercury-free, better performing and higher quality. The Fennimore Expansion resulted in $9.5 million of non-recurring costs in fiscal 1994. Such costs included increased raw material costs incurred pursuant to the terms of equipment purchase agreements entered into in connection with the Fennimore Expansion which required the Company to source material from specified foreign vendors at an increased cost. These incremental costs decreased in fiscal 1996 as a result of the increased use of lower-cost domestic raw material sources to replace the foreign vendor sourcing, which replacement was substantially completed in fiscal 1997.

     Effect of Recapitalization. The Recapitalization of the Company, which was completed on September 12, 1996, resulted in non-recurring charges of $12.1 million of which $12.3 million was recognized in the Transition Period and a $0.2 million credit was recognized in fiscal 1998. These charges included (i) $5.0 million of advisory, legal and consulting fees and (ii) $7.1 million of stock option compensation, severance payments and employment contract settlements for the benefit of certain current and former officers, directors and management of the Company. In connection with the Recapitalization, the Company incurred other non-recurring special charges of $16.1 million recognized in the Transition Period, including (i) $2.7 million of charges related to the discontinuation of certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility; (ii) $1.7 million of charges for deferred compensation plan obligations to former officers of the Company resulting from the curtailment of the plan; (iii) $1.5 million of charges reflecting the present value of lease payments for land which new management determined would not be used for any future productive purpose; (iv) $6.9 million in costs and asset writedowns principally related to changes in pricing strategies for Power Station, the Renewal recharging system; and (v) $3.3 million of termination benefits and other charges.

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

     Since the Recapitalization, the Company has significantly revised its marketing and advertising strategies for the Renewal product line. Management believes that continued improvement in consumer awareness of the value and money-saving benefits of Renewal over conventional disposable alkaline batteries will be necessary to further expand the Company's market for Renewal. Although the percentage of the Company's advertising budget allocated to the Renewal product line has decreased, the Company has begun aggressively marketing Renewal's money-saving benefit over disposable alkaline batteries and performance advantage over rechargeable nickel cadmium batteries and has lowered the prices of the recharger system for Renewal. In addition, the Company is focused on growing Renewal's market share by expanding distribution into new channels such as electronics specialty stores and other speciality retailers in the domestic market.


Seasonality
     The Company's sales are seasonal, with the highest sales occurring in the fiscal quarter ending on or about December 31, during the holiday season and the lowest sales occurring in the fiscal quarter ending on or about March 30. During the past three completed fiscal years, the Company's sales in the quarter ended on or about December 31 have represented an average of 32% of annual net sales. As a result of this seasonality, the Company's working capital requirements and revolving credit borrowings are typically higher in the third and fourth calendar quarters of each year. The following table sets forth the Company's net sales for each of the periods presented.

                                     Fiscal Year
                       ---------------------------------------
                                    (In Millions)
Fiscal Quarter Ended        1996          1997          1998
---------------------       ----          ----          ----
December ...........    $  140.9      $  141.9      $  150.0
March ..............        80.5          83.6          96.1
June ...............        94.6          95.5         111.1
September ..........       101.9         111.5         138.6

Results of Operations
     The following table sets forth the percentage relationship of certain items in the Company's statement of operations to net sales for the periods presented:



                                                                    Transition
                                Fiscal Year      Three Months         Period        Twelve Months         Fiscal Year Ended
                                   Ended            Ended             Ended             Ended               September 30,
                                  June 30,      September 30,     September 30,     September 30,   ----------------------------
                                    1996             1995              1996             1996            1997          1998
                               -------------   ---------------   ---------------   --------------   -----------   -----------
Net sales ..................        100.0%           100.0%           100.0%            100.0%          100.0%        100.0%
Cost of goods sold .........         56.5             59.7              58.2              56.9           54.2          52.0
                                    -----            -----            ------            ------          -----         -----
Gross profit ...............         43.5             40.3              41.8              43.1           45.8          48.0
Selling expense ............         27.5             27.9              27.3              27.4           28.2          30.0
General and
 administrative expense.....          7.5              6.9               8.4               7.9            7.5           7.2
Research and
 development expense .......          1.3              1.2               1.5               1.3            1.4           1.3
Recapitalization and other
 special charges ...........           --               --              27.9               6.8            0.7           1.3
                                    -----            -----            ------            ------          -----         -----
Income (loss) from
 operations ................          7.2%             4.3%           (23.3%)           ( 0.3%)           8.0%          8.2%

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

     Net Sales. The Company's net sales increased $63.1 million, or 14.6%, to $495.7 million in fiscal 1998 from $432.6 million in fiscal 1997. The increase was driven by increased sales of alkaline, alkaline rechargeable, hearing aid and specialty batteries and lighting products, somewhat offset by the continued decline in the heavy duty battery market. Acquisitions made during fiscal 1988 contributed $14.0 million to the improvement in sales.

     Alkaline sales for fiscal 1998 increased $48.7 million, or 25.0%, to $243.4 million from $194.7 million in fiscal 1997. Alkaline rechargeable sales increased 13.6% to $26.7 million in fiscal 1998. The growth in alkaline and alkaline rechargeable sales was driven by strong promotional programs, new customers and expanded distribution with existing customers.

     Hearing aid battery sales increased 14.3% compared to fiscal 1997 due primarily to increased distribution and the impact of the acquisitions of Brisco and the battery distribution portion of Best Labs completed during fiscal 1998.

     Specialty battery sales increased $12.2 million to $16.6 million for fiscal 1998 from $4.4 million for fiscal 1997. The DPP acquisition accounted for approximately $9.8 million of the increase while the new photo, keyless entry and medical battery products accounted for the remainder of the increase.


     Lighting product sales increased $5.8 million, or 9.3%, to $68.4 million for fiscal 1998 due primarily to new product launches and the impact of the hurricane season.

     Heavy duty battery sales decreased 14.0% compared to fiscal 1997 due primarily to the continued decline in the market as consumers move toward alkaline and away from heavy duty batteries.

     Gross Profit. Gross profit increased $39.7 million, or 20.1%, in fiscal 1998 to $237.7 million from $198.0 million for fiscal 1997. Gross profit margin increased to 48.0% in fiscal 1998 from 45.8% in the prior year. These increases are attributed to increased unit sales, increased sales of higher margin products and reduced manufacturing costs as a result of cost rationalization initiatives.

     Selling Expense. Selling expense increased $26.8 million, or 21.9%, to $148.9 million in fiscal 1998 from $122.1 million in fiscal 1997. As a percentage of sales, selling expense increased to 30.0% in fiscal 1998 from 28.2% in the prior year. The increase in dollars and as a percent of sales is due primarily to increased advertising and promotional spending to generate increased sales. In addition, expenses related to gaining new distribution have also increased compared to the prior year.

     General and Administrative Expense. General and administrative expense increased $3.7 million, or 11.5%, to $35.9 million in fiscal 1998 from $32.2 million in fiscal 1997. This increase was due primarily to information systems improvements, increased expenses associated with being a publicly held company, and increased expenses and amortization related to acquisitions.

     Research and Development Expense. Research and development expense was $6.2 million for fiscal 1998, approximately equal to fiscal 1997. As a percentage of sales, research and development expense decreased slightly to 1.3% from 1.4% in the prior year.

     Special Charges. The Company recorded Recapitalization and special charges of $6.2 million in fiscal 1998 which includes $5.3 million associated with the closing the Company's Newton Aycliffe, United Kingdom facility, phasing out direct distribution in the United Kingdom and closing one of the Company's German sales offices, $2.2 million associated with closing the Company's Appleton, Wisconsin manufacturing plant and consolidating it into its Portage, Wisconsin manufacturing plant, $2.0 million associated with consolidating domestic battery packaging operations and outsourcing the manufacture of heavy duty batteries, and $0.8 million associated with the Company's Secondary Offering. These charges were partially offset by a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina facility and $1.7 million credit related to the settlement of deferred compensation agreements with certain former employees and other miscellaneous credits.

     In fiscal 1997 the Company recorded special charges of $5.9 million related to organizational restructuring in the United States, the discontinuation of certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility and the discontinuation of operations at the Company's facility in Kinston, North Carolina. These charges were partially offset by a credit of $2.9 million related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees.

     Income from Operations. Income from operations increased $6.0 million, or 17.4%, to $40.5 million in fiscal 1998 from $34.5 million in fiscal 1997. This increase was due primarily to increased sales and gross profit margins partially offset by increased selling and general and administrative expense.

     Interest Expense. Interest expense decreased $8.8 million, or 35.9%, to $15.7 million in fiscal 1998 from $24.5 million in fiscal 1997. The decrease was primarily a result of decreased indebtedness due to the IPO and the inclusion in fiscal 1997 of a $2.0 million write-off of unamortized debt issuance costs.

     Other Expense (Income). Foreign exchange losses and interest income resulted in net income of $(0.2) million in fiscal 1998. In fiscal 1997 interest income was offset by foreign exchange losses resulting in net expense of $0.4 million.

     Income Tax Expense. The Company's effective tax rate for fiscal 1998 was 33.9% compared to 35.6% for the prior year. The improved effective rate is impacted by a lower state income tax rate and a lower foreign tax rate as compared to the Company's statutory rate.

     Extraordinary Item. The Company recorded extraordinary expense of $2.0 million, net of income tax, for the premium payment on the redemption of a portion of the Company's Senior Subordinated Notes in fiscal 1998.

     Net Income. Net income for fiscal 1998 increased $8.2 million ($10.2 million before extraordinary item), or 132.3%, to $14.4 million from $6.2 million in fiscal 1997. This increase reflects the impact of sales growth, improved product mix of sales and improved margins.


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

     Lithium sales increased primarily due to increased sales of computer clock and memory back-up batteries to Compaq Computers and SGS Thomson, two of the Company's larger OEM customers.

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

     Recapitalization and Other Special Charges. During fiscal 1997, the Company recorded special charges of $3.0 million compared to $28.4 million recorded in the twelve months ended September 30, 1996 as discussed above under "Introduction-Effect of Recapitalization." The current year amount represents the net charges for organizational restructuring in the United States, the discontinuation of certain manufacturing operations at the Company's Newton Aycliffe, United Kingdom facility and the discontinuation of certain manufacturing operations at the Company's facility in Kinston, North Carolina partially offset by a credit of $2.9 million related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees.

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

Liquidity and Capital Resources

     For fiscal 1998, operating activities used $1.5 million of cash compared to generating $35.7 million in fiscal 1997. In fiscal 1998 working capital items, primarily receivables, inventories and other current assets, increased $31.7 million to support the business growth. In fiscal 1997 the Company decreased working capital and generated $17.2 million of cash. Cash costs associated with the previously announced restructuring activities have been and are expected to be funded with cash provided from operating activities.

     Capital expenditures for fiscal 1998 were $15.9 million, an increase of $5.0 million from fiscal 1997. This increase reflects continued spending on the implementation of new computer systems and the down payment on a new alkaline production line currently expected in fiscal 1999. Spending on the new computer systems will continue in fiscal 1999 with implementation of this system planned for mid-1999. Capital expenditures for fiscal 1999 are expected to increase to approximately $24.0 million due to alkaline capacity expansion, alkaline vertical integration programs, building expansion at the Company's Portage, Wisconsin facility related to the restructuring of button cell manufacturing, and the continued implementation of the new SAP computer system.

     During fiscal 1998, the Company sold its previously closed Kinston, North Carolina facility for approximately $3.3 million. In addition the Company made the following acquisitions (i) Brisco for $4.9 million, (ii) DPP for $6.1 million (of which $4.6 million was cash), and (iii) the battery distribution portion of Best Labs for $2.1 million (of which $1.7 million was cash).

     During fiscal 1998 the Company's Board of Directors granted approximately 442,000 options to purchase shares of Common Stock to various members of management and members of the Board of Directors under the 1996 Stock Option Plan and the 1997 Incentive Plan. All grants have been at an exercise price equal to the market price of the Common Stock on the date of grant which ranged from $15.875 to $22.88 per share.

     The Company believes that cash flow from operating activities and periodic borrowings under its existing credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no assurance can be given in this regard. The Company's current facilities include a revolving credit facility of $90.0 million of which $77.2 million was outstanding at September 30, 1998, with approximately $5.8 million utilized for outstanding letters of credit and an acquisition facility of $70.0 million of which $7.8 million was outstanding at September 30, 1998. The Company's ability to borrow is limited by the terms of its senior credit facilities and outstanding 101/4% Series B Senior Subordinated Notes (the "Notes").

     The Company has reached an agreement in principle to acquire 99.6% of the outstanding common stock of ROV Limited, a leading battery manufacturer in Latin America with 1997 sales of approximately $84 million, for approximately $120 million. The acquisition, which is subject to various conditions, including completion of due diligence and lender and other consents, will be accounted for as a purchase and is anticipated to close by the end of February 1999. The acquisition is expected to be financed with a combination of the proceeds of an equity offering and additional borrowings.

     The Company is subject to various federal, state, local and foreign environmental laws and regulations in the jurisdictions in which it operates, including laws and regulations relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Except for liabilities related to the Velsicol Chemical and Morton International proceedings described under Item 3, "Legal Proceedings" as to which the Company cannot predict the impact of such liabilities, the Company does not currently anticipate any material adverse effect on its operations or financial condition or any material capital expenditure as a result of its efforts to comply with environmental laws and as of September 30, 1998 had reserved $1.5 million for known on-site and off-site environmental liabilities. Some risk of environmental liability is inherent in the Company's business, however, and there can be no assurance that material environmental costs will not arise in the future. The Company has been identified as a PRP under CERCLA or similar state laws with respect to the past disposal of waste and is a party to two lawsuits as to which there is insufficient information to make a judgment as to the likelihood of a material impact on the Company's operations, financial condition or liquidity at this time. The Company may be named as a PRP at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of the Company's facilities have been in operation for decades and, over such time, the Company and other prior operators of such facilities have generated and disposed of wastes which are or may be considered hazardous such as cadmium and mercury utilized in the battery manufacturing process. The Company engages in hedging transactions in the ordinary course of its business. See Note 2.q. to Notes to Consolidated Financial Statements.

Year 2000

     The Company has established a Year 2000 project (the "Year 2000 Project") designed to remediate the impact of the Year 2000 issue on its hardware and software systems as well as other business processes.

     Project. The Company's Year 2000 Project addresses four major areas: (1) core Information Technology ("IT") business systems including hardware and application software, (2) other IT infrastructure systems including hardware and application software, (3) non-IT systems including facilities, production, research and development, and special purpose computer systems, and (4) external providers of materials or services.

     The project involves (1) inventories of systems or services (2) evaluation of compliance (3) prioritization of non-compliant systems or services and (4) remediation and testing involving repair or replacement of non-compliant systems or services.

     State of Readiness. The Company's legacy core IT business systems are generally not Year 2000 compliant and would require substantial resources to make them so. Core IT systems for North America are being replaced by an integrated information system purchased from SAP that is Year 2000 compliant. This system is being implemented primarily to achieve operational efficiencies and, in addition, addresses Year 2000 issues. The selection and procurement phase was completed in September 1997. The compliant hardware necessary to operate SAP was installed in January 1998. The SAP software was configured by November 1998 and will be gradually tested and implemented over the succeeding six months, with conclusion of the implementation expected by mid-1999. The process is being assisted by consulting services from SAP personnel. Core IT systems for European operations are being modified with final testing scheduled for December 1998.

     Other IT infrastructure systems running support functions are generally current technology although certain software applications will require upgrading or replacement. Hardware for such systems is normally leased with all existing leases of potentially non-compliant equipment expiring on or before September 1999. Compliant replacements are being obtained continuously as the leases expire. Software for such systems is being inventoried and evaluated by third party specialists. This inventory and evaluation process is expected to be complete by February 1999 with remediation expected by mid-1999.

     Non-IT systems, such as systems to manage buildings (heating/cooling, security, etc.), manufacturing systems (equipment involved directly in the manufacture of products) and research and development systems (prototype production, etc.) are generally not materially affected by the Year 2000 issue. Some support systems, i.e. equipment involved indirectly in the manufacture of products (monitoring, testing, etc.) require remediation. Non-IT systems were inventoried and evaluated as of September 1998. Remediation of non-compliant systems is occurring with the assistance of an outside consultant. Key systems are expected to be compliant by March, 1999, with other systems compliant by mid-1999. The Company currently expects to identify the state of Year 2000 compliance of all key suppliers by mid-1999. At that time, the Company will seek to replace any key non-compliant suppliers with alternate Year 2000 compliant suppliers. See "--Contingency Plans."

     Products manufactured and/or distributed by the Company do not utilize programmable logic to function and thus are not affected by Year 2000 issues.

     Costs to Address Year 2000 Issues. Expenditures directly related to identification, evaluation and remediation of Year 2000 exposures were $0.2 million for fiscal 1998 with additional expenditures of $0.8 million projected for fiscal 1999. These costs are not expected to be material to the Company's financial position.

     Capital expenditures for projects undertaken for operational efficiencies but which also addressed Year 2000 issues (primarily SAP) amounted to $2.7 million for fiscal 1997, $3.3 million for fiscal 1998 with additional expenditures of $4.2 million projected for fiscal 1999. Other expenditures associated with these capital expenditures were $0.2 million in fiscal 1997, $0.8 million in fiscal 1998 with additional expenditures of $1.4 million projected for fiscal 1999.

     Risk of Year 2000 Issues. The timing of a Year 2000-related disruption would coincide with a seasonal low in the Company's business cycle and thus have less impact on the business than it otherwise would during other parts of the cycle. The Company estimates the most reasonably likely worst case Year 2000 scenarios as follows:

     1. A portion of non-core IT systems experience temporary disruption. Such disruption is not expected to have a material impact on the Company's ability to function.

     2. A portion of manufacturing operations experience temporary disruption. Such disruption is not expected to have a material impact on the Company's ability to function.

     3. A minor portion of the customer base experiences disruption. Such disruption could result in a temporary slight reduction in sales however, this reduction is not readily quantifiable.

     4.   A portion of the supplier base experiences disruption.

     Contingency Plans. Although the Company has not yet developed a contingency plan for each of the various most reasonably likely worst case scenarios noted above, the Company would respond to these scenarios respectively above as follows:

     1. and 3. A contingency plan will be developed if the perceived risk increases.

     2. It is expected that normal safety stock levels would cover such a scenario. The Company will determine the appropriate level based on business conditions and perceived risk.

     4. Unrelated to Year 2000, the Company maintains alternate suppliers in the event of disruption of supply of a material or resource. It is expected that it could source from alternates until the normal supplier were back on-line.


Impact of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement, and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.

     In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.

     In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This statement is effective for the Company's financial statements for the year ended September 30, 1999.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the effect of this pronouncement on its consolidated financial statements. This statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by October 1, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market Risk Factors

     The Company has market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. Derivative financial instruments are used by the Company, for purposes other than trading purposes, to mitigate the risk from such exposures.

     A discussion of the Company's accounting policies for derivative financial instruments is included in Note 2 -- "Summary of Significant Accounting Policies and Practices" in Notes to Consolidated Financial Statements.

     Interest Rate Risk

     The Company has bank lines of credit at variable interest rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR, IBOR and to a lesser extent European Base rates. The Company uses interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.

     Foreign Exchange Risk

     The Company is subject to risk from sales and loans to its subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, German Marks, French Francs, Italian Lira, Spanish Pesetas and Dutch Guilders. Foreign currency purchases are made primarily in Pounds Sterling, Canadian Dollars, Japanese Yen and German Marks. Foreign currency credit lines are primarily in Pounds Sterling, German Marks and French Francs. The Company manages its foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts and foreign exchange rate swaps. The related amounts payable to, or receivable from, the contract counterparties are included in accounts payable or accounts receivable.

     Commodity Price Risk

     The Company is exposed to fluctuation in market prices for purchases of zinc and silver used in the manufacturing process. The Company uses commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to the Company's anticipated purchases of the commodities. The cost of the calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable.


Sensitivity Analysis

     The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

     At year-end, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $0.9 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be immaterial.

     At year-end, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $2.0 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at year-end due to the same change in exchange rates, would be a net gain of $0.7 million.

     At year-end, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.7 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be immaterial.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     The information required for this Item is included in this Annual Report on Form 10-K on pages 41 through 79, inclusive and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     In June 1997, KPMG Peat Marwick LLP replaced Coopers & Lybrand L.L.P. (now PricewaterhouseCoopers LLP) as the Company's independent accountants. The decision to engage KPMG Peat Marwick LLP was made with the approval of the Company's Audit Committee.

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


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information regarding each director and executive officer of the Company as of October 1, 1998:



Name                     Age     Position and Offices
----------------------   -----   -----------------------------------------------------
David A. Jones            49     Chairman of the Board and Chief Executive Officer

Kent J. Hussey            52     President, Chief Operating Officer and Director

Roger F. Warren           57     President/International and Contract MicroPower and
                                 Director

Trygve Lonnebotn          60     Executive Vice President of Operations and Director

Stephen P. Shanesy        42     Executive Vice President and General Manager of
                                 General Batteries and Lights

Kenneth V. Biller         50     Senior Vice President of Operations

Merrell M. Tomlin         46     Executive Vice President of Sales

Randall J. Steward        44     Senior Vice President of Finance and Chief Financial
                                 Officer

James A. Broderick        55     Vice President, General Counsel and Secretary

Joseph W. Deering         58     Director

John S. Lupo              52     Director

Scott A. Schoen           40     Director

Thomas R. Shepherd        68     Director

Warren C. Smith, Jr.      42     Director

     Mr. Jones has served as the Chairman of the Board of Directors and Chief Executive Officer of the Company since September 12, 1996. From September 1996 to April 1998 Mr. Jones also served as President of the Company. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones serves as a director of Ladd Furniture, Inc. Mr. Jones has over 25 years of experience working in the consumer durables industry, most recently in management of operations, manufacturing and marketing.

     Mr. Hussey is a director of the Company and has served as President and Chief Operating Officer of the Company since April 1998. Prior to that time and since joining the Company in October 1996, Mr. Hussey was the Executive Vice

President of Finance and Administration, Chief Financial Officer and a director of the Company. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals, and from 1991 to July 1994 he served as Vice President and Chief Financial Officer of The Regina Company.

     Mr. Warren is a director of the Company and has served as President/International and Contract MicroPower of the Company since 1996. Mr. Warren joined the Company in 1985 and has held several positions including Executive Vice President and General Manager and Senior Vice President and General Manager/International. Mr. Warren is also a director for Bolder Technologies Corporation.

     Mr. Lonnebotn is a director of the Company and, since 1985, has served as Executive Vice President of Operations. He joined Rayovac in 1965.

     Mr. Shanesy has been the Executive Vice President and General Manager of General Batteries and Lights of the Company since April 1998. Prior to that time and from December 1997, Mr. Shanesy served as Senior Vice President of Marketing and the General Manager of General Batteries and Lights of the Company. From January 1998 to December 1996, Mr. Shanesy was the Senior Vice President of Marketing and the General Manager of General Batteries. From 1993 to 1996 Mr. Shanesy was Vice President of Marketing of Oscar Mayer and from 1991 to 1993 he was the Director of Marketing of Oscar Mayer. Prior to that time and since 1983, Mr. Shanesy held various marketing positions with Kraft Foods.

     Mr. Biller has been the Senior Vice President of Operations since August 1998. From January to August 1998 he was Senior Vice President of Manufacturing/Supply Chain. Prior to that time and since 1996 he was the Senior Vice President and General Manager of Lighting Products & Industrial and was Vice President and General Manager of Lighting Products & Industrial since 1995. Mr. Biller joined the Company in 1972 and has held several positions, including Director of Technology/Battery Products and Vice President of Manufacturing.

     Mr. Tomlin has been Executive Vice President of Sales of the Company since October 1998. Mr. Tomlin joined the Company in October, 1996 as Senior Vice President of Sales. From March 1996 to September 30, 1996, Mr. Tomlin served as Vice President Sales of Braun of North America/Thermoscan and from August 1995 to March 1996, he served as Vice President Sales of Thermoscan, Inc. Prior to that time, Mr. Tomlin was Vice President of Sales of various divisions of Casio Electronics.

     Mr. Steward has been the Senior Vice President of Finance and Chief Financial Officer of the Company since April 1998. Mr. Steward joined the Company in March of 1998 as Senior Vice President of Corporate Development. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG assisting with financial and operational issues. From March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996, he served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc. Prior to January 1991, Mr. Steward was a Finance Director for a division of Medtronic Inc.

     Mr. Broderick is Vice President, General Counsel and Secretary for Rayovac and has held these positions since 1985.

     Mr. Deering has been a director since July of 1998 and has been President for the food equipment group of Premark International, Incorporated since 1992. Previously Mr. Deering served as President for Leucadia Manufacturing and President and Chief Executive Officer for Tomkins Industries. Mr. Deering is also a director for both Quadlux Inc. and Trion, Inc.

     Mr. Lupo has been a director since July of 1998 and has been Executive Vice President for sales and marketing for Bassett Furniture Industries, Inc. since October 1998. From April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. Prior to that time and since August 1996, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Walmart Stores, Inc. and, from October 1990 to August 1996, as Senior Vice President-General Merchandise Manager of Walmart Stores, Inc.

     Mr. Schoen has been a director of the Company since the Recapitalization and is a Managing Director of THL Co., which he joined in 1986. In addition, Mr. Schoen is a Vice President of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II, a Trustee of THL Equity Trust III, the general partner of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas
H. Lee Equity Fund III L.P., and a Trustee of THL Equity

Trust IV, the general partner of THL Equity Advisors IV, LLC, which is the general partner of Thomas H. Lee Equity Fund IV, L.P. He is also a director of Syratech Corporation, TransWestern Communications Corp. and several private corporations.

     Mr. Shepherd has been a director of the Company since the Recapitalization and is a Managing Director of THL Co. and has been engaged as a consultant to THL Co. since 1986. In addition, Mr. Shepherd is an Executive Vice President of Thomas H. Lee Advisors I and an officer of various other THL Co. affiliates. He is also a director of General Nutrition Companies, Inc. and various private corporations.

     Mr. Smith has been a director of the Company since the Recapitalization and has been employed by THL Co. since 1990 and currently serves as a Managing Director of THL Co. In addition, Mr. Smith is a Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II. Mr. Smith is also a Managing Director and Member of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas H. Lee Equity Fund III L.P. and a Managing Director and Member of THL Equity Advisors IV, LLC, which is the general partner of Thomas
H. Lee Equity Fund IV, L.P. He is also a director of Finlay Enterprises, Inc., Finlay Fine Jewelry Corporation and various private corporations.


Board Committees and Terms of Office

     The Board of Directors has established an audit committee (the "Audit Committee") and a compensation committee (the "Compensation Committee"). The members of the Audit Committee and the Compensation Committee are Messrs. Schoen, Shepherd and Smith. The independent directors will be elected to the Audit Committee and replace existing members.

     The Company's Amended and Restated Articles of Incorporation provide that the Board of Directors is classified into three classes, with the members of the respective classes who are elected by the shareholders of the Company serving for staggered three-year terms. The first class currently consists of Messrs. Jones, Lonnebotn and Schoen, the second of Messrs. Warren and Shepherd and the third of Messrs. Hussey and Smith, with the initial terms of the directors comprising the classes expiring upon the election and qualification of directors at the annual meetings of shareholders following the fiscal years ended September 30, 1998, 1999 and 2000, respectively. In addition, Messrs. Lupo and Deering were elected in fiscal 1998 by the Board of Directors of the Company to two newly created vacancies to serve as directors of the Company until the next annual meeting of shareholders. At each annual meeting of shareholders, directors will be reelected or elected for full three-year terms.



Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended September 30, 1998, the Company is not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except Randall J. Steward who filed one late Form 3, and David A. Jones, who filed one late Form 4 covering two sales of securities of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid to the Chief Executive Officer of the Company and the other four most highly compensated executive officers of the Company during fiscal 1998, fiscal 1997 and the three month Transition Period ended September 30, 1996 (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                                                                Other
                                                                                Annual            Securities
                                                                                Compen-           Underlying    All Other
Name and Principal Position        Fiscal Year         Salary ($)   Bonus ($)   sation ($)        Options (#)   Compensation($)
---------------------------------- ------------------- ------------ ----------- ----------------- ------------- ----------------
David A. Jones,                    1998                $465,000     $250,000    $168,900(1)         $71,500(2)
 Chairman of the Board and         1997                 400,000      218,500      65,800             84,204
 Chief Executive Officer           Transition Period     19,700      179,500                        911,577

Kent J. Hussey,                    1998                 304,600      162,500                         72,106       $475,800(3)
 President and                     1997                 275,000      185,000                        253,756
 Chief Operating Officer

Roger F. Warren,                   1998                 270,000      108,000
 President/International           1997                 258,000      103,200                         28,569
 and Contract Micropower           Transition Period     64,500                   24,700            227,894        486,600(4)

Trygve Lonnebotn,                  1998                 251,000      100,400
 Executive Vice President          1997                 240,200       96,100                         24,074
 of Operations                     Transition Period     60,100                   32,400            170,921        377,800(4)

Stephen P. Shanesy,                1998                 235,000       94,000
 Executive Vice President of       1997                 154,900      140,000                        137,024
 Marketing and General Manager
 of General Batteries and Lights

----------------
(1) Includes approximately $70,000 related to interest on the Executive Note (as defined herein) and $48,000 related to a Company provided condominium.
(2)  Represents relocation payments.
(3) Represents relocation payments and compensation from the exercise of stock options.
(4) Represents amounts paid by the Company in connection with the Recapitalization.

Option Grants and Exercises

     In connection with the Recapitalization, the Board adopted the Rayovac Corporation 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options may be granted with respect to an aggregate of 3,000,000 shares of Common Stock. At September 30, 1998 an aggregate of 2,199,209 options to purchase shares of Common Stock at a weighted average exercise price of $4.90 per share, 911,577 of which have been granted to David A. Jones in accordance with the terms of his employment agreement were outstanding. See "--Employment Agreement." Pursuant to the Rayovac Corporation 1997 Stock Option Plan (the "1997 Plan"), options to purchase an aggregate of 556,222 shares of Common Stock were granted to certain management employees, which options were immediately exercised or surrendered to the Company's Deferred Compensation Plan as of such date.

     The following table discloses the grants of stock options during fiscal 1998 to the Named Executive Officers.


                       Option/SAR Grants in Fiscal 1998

                                                Individual Grants                          Potential Realizable
                         --------------------------------------------------------------      Value At Assumed
                            Number of    Percent of Total                                   Annual Rates of Stock
                           Securities      Options/SARs     Exercise                       Price Appreciation for
                           Underlying       Granted to      or Base                              Option Term
                          Options/SARs     Employees in      Price                      ----------------------------
Name                       Granted (#)     Fiscal Year     ($/Share)   Expiration Date      5% ($)       10% ($)
------------------------ -------------- ----------------- ----------- ----------------- ------------- -------------
Kent J. Hussey .........    72,106              16.3        $ 22.88      04/27/2008      $1,037,541    $2,614,371

     The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

  Aggregated Option Exercises In Fiscal 1998 And Fiscal Year-End Option Values


                                                             Number of Securities         Value of Unexercised
                                                            Underlying Unexercised            In-the-Money
                                 Shares                           Options at                   Options at
                                Acquired       Value         Fiscal Year End (#)         Fiscal Year End ($)(1)
Name                          on Exercise   Realized $   (Exercisable/Unexercisable)   (Exercisable/Unexercisable)
---------------------------- ------------- ------------ ----------------------------- ----------------------------
David A. Jones .............          0      $    -0-         364,630/546,947             $4,643,563/6,965,370
Roger F. Warren ............          0           -0-          91,158/136,736              1,160,897/1,741,333
Trygve Lonnebotn ...........          0           -0-          68,368/2,553                  870,666/32,512
Kent J. Hussey .............     34,141       417,715          57,017/208,842                726,111/1,741,333
Stephen P. Shanesy .........          0           -0-          45,579/68,368                 580,449/870,666

----------------
(1) These values are calculated using the $17-1/8 per share closing price of the Common Stock as quoted on the NYSE on September 30, 1998.

Pension Plan

     In fiscal 1997 the Company contributed to a defined benefit pension plan covering all domestic non-union employees (the "Pension Plan"). On August 1, 1997 the Pension Plan assets were frozen and the Pension Plan was officially terminated on October 1, 1997. The Company made no contributions to the Pension Plan during fiscal 1998. Distribution of benefits due to participating employees under the Pension Plan will commence during fiscal 1999. Participating employees will generally have the following distribution options with respect to these benefits: (1) rollover to an IRA or 401(k) plan, (2) a lump sum distribution to the participant, subject to U.S. federal income tax withholding, (3) a combination of a lump sum distribution and a distribution to one or more IRAs, or (4) distribution to the participant as an immediate or deferred annuity.

Compensation Committee Interlocks and Insider Participation

     During fiscal 1998, the Compensation Committee of the Board of Directors was composed of Scott A. Schoen, Thomas R. Shepherd and Warren C. Smith, Jr.

     The Company and THL Co. (which together with its affiliates owns 42.2% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the Recapitalization pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the Recapitalization, the Company paid THL Co. and an affiliate an aggregate fee of $3.25 million (the "THL Transaction Fee"). In consideration of the consulting and management advisory services, the Company pays THL Co. and its affiliate an aggregate annual fee of $360,000 plus expenses (the "Management Fee"). The Company believes that this Management Agreement is on terms no less favorable to the Company than could have been obtained from an independent third party.

     In connection with the Recapitalization, the Lee Group, certain other shareholders of the Company and the Company entered into the Shareholders Agreement. The Shareholders Agreement provides for certain restrictions on transfer of the shares beneficially owned by the parties thereto. Additionally, the Shareholders Agreement provides that, subject to certain limitations, so long as the Lee Group and their permitted transferees own at least 10% of the shares of Common Stock acquired in the Recapitalization, the Lee Group shall have "demand" registrations with respect to their shares of Common Stock. The shareholders party to the Shareholders Agreement, including the Lee Group, are also entitled, subject to certain limitations, to include shares of Common Stock held by them in other registrations of equity securities of the Company initiated by the Company for its own account or pursuant to a request for registration by the Lee Group.


Employment Agreements

     On April 27, 1998 the Company entered into an amended and restated employment agreement with David A. Jones (the "Jones Employment Agreement") and an employment agreement (as amended, the "Hussey Employment Agreement" and together with the Jones Employment Agreement, the "Executive Employment

Agreements") with Kent J. Hussey (together with Mr. Jones, the "Executives"). Under their respective employment agreements, Mr. Jones is entitled to a base salary of $500,000 per annum and Mr. Hussey is entitled to a base salary of $325,000 per annum (such base salaries may be increased from time to time at the discretion of the Board of Directors) and each Executive is entitled to an annual bonus based upon the Company achieving certain annual performance goals established by the Board of Directors. Each Executive Employment Agreement has a term of three years expiring on April 30, 2001, and the Hussey Employment Agreement provides for automatic renewal for successive one year periods unless terminated earlier upon 90 days prior written notice by either Mr. Hussey or the Company. At any time each of the Executives has the right to resign and terminate their respective Executive Employment Agreement upon 60 days notice. Upon such resignation, the Company must pay to the resigning Executive any unpaid base salary. The Executive Employment Agreements provide that, upon termination of the Executive's employment for death or disability, the Company will pay to the terminated Executive or such Executive's estate any unpaid base salary, any accrued but unpaid bonus through the date of termination and a pro rata portion of the bonus for such period, the Executive's base salary for a period of 12 months in the case of Mr. Jones or 24 months in the case of Mr. Hussey, and any other benefits until the earlier of the end of the term of the agreement or 12 months in the case of Mr. Jones, or 24 months for Mr. Hussey, in either case from the date of termination. In addition, the Jones Employment Agreement also provides that Mr. Jones shall receive any additional salary due until the earlier of the end of the term or 12 months from the date of termination upon Mr. Jones' termination for death or disability. The Company has the right to terminate employment for "cause" (as defined) and shall be obligated to pay to the terminated Executive any unpaid base salary accrued through the date of termination. In the event the Executive is terminated without cause (as defined), the Company must pay to him any unpaid base salary, any accrued but unpaid bonus through the date of termination and the Executive's base salary, other benefits, and, in the case of Mr. Jones only, any additional salary, until the earlier of the end of the term of the agreement or 12 months in the case of Mr. Jones, or 24 months in the case of Mr. Hussey, in either case from the date of termination.

     The Executive Employment Agreements also provide that, during the term of the agreement or the period of time served as a director, and for one year thereafter for Mr. Jones, and for two years thereafter for Mr. Hussey, the Executive shall not engage in or have any business which is involved in the industries in which the Company is engaged. The Company has also granted to Messrs. Jones and Hussey options to purchase, respectively, 911,577 and 227,894 shares of Common Stock at $4.39 per share (the market value on date of grant) of which Mr. Hussey has exercised options to purchase 34,141 shares of Common Stock. In addition, the Company has granted to Mr. Hussey options to purchase 72,106 shares of Common Stock at $22.88 per share (the market value on date of grant). In each case, half of such options become exercisable at a rate of 20% per year over a five-year period and the other half of which become exercisable at the end of ten years with accelerated vesting over each of the next five years if the Company achieves certain performance goals.

     In connection with the Recapitalization, Mr. Jones individually also purchased 227,895 shares of Common Stock at approximately $4.39 per share. One-half of the purchase price was paid in cash and one-half with a promissory note (the "Executive Note"). The Company holds the Executive Note in the principal amount of $500,000 from Mr. Jones in connection with the purchase of shares of Common Stock. Mr. Jones will receive additional salary at an initial rate of $35,000 annually as long as the promissory note remains outstanding.


Severance Agreements

     Each of Roger F. Warren, President/International and Contract Micropower, Stephen P. Shanesy, Executive Vice President and General Manager of General Batteries and Lights, and Randall J. Steward, Senior Vice President of Finance and Chief Financial Officer, and Merrell M. Tomlin, Executive Vice President of Sales has entered into a severance agreement (each, a "Severance Agreement") with the Company pursuant to which, in the event that his employment is terminated during the term of the Severance Agreement (a) by the Company without cause (as defined) or (b) by reason of death or disability (as defined), the Company shall pay him an amount in cash equal to two (2) times the sum of (i) his base salary as in effect for the fiscal year ending immediately prior to the fiscal year in which such termination occurs and (ii) the annual bonus (if any) earned by him pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which such termination occurs, such amount to be paid ratably monthly in arrears over the remaining term of the Severance Agreement. In the event of such termination, the Company shall also maintain for the twelve-month period following such termination insurance benefits for such individual and his dependents similar to those provided immediately prior to such termination. Under the

Severance Agreements, each of Messrs. Warren, Shanesy and Tomlin has agreed that for two years following the later of the end of the term of the Severance Agreement or the date of termination, that he will not engage or have a financial interest in any business which is involved in the industries in which the Company is engaged. The initial term of each Severance Agreement is one year with automatic one-year renewals thereafter, subject to thirty days notice of non-renewal prior to the end of the then current term.


Director Compensation

     Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors of the Company are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. Messrs. Lupo and Deering receive $5,000 per quarterly meeting in their capacity as director. Messrs. Schoen, Shepherd and Smith receive no fees in their capacities as directors. See Item 13, "Certain Relationships and Related Transactions" for a description of certain other arrangements pursuant to which THL Co., of which they are managing directors, receives compensation from the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of December 22, 1998 (except as set forth in the footnotes herein) certain information with respect to beneficial ownership of the Common Stock by each (i) director, (ii) executive officer and
(iii) beneficial owner of more than 5% of the Company's outstanding Common Stock known to the Company based on Securities and Exchange Commission filings and other available information and by all directors and executive officers of the Company as a group.

                                                                     Shares of Common
                                                                    Stock Beneficially
                                                                         Owned (2)
                                                                 -------------------------
                                                                    Number      Percentage
Names and Addresses(1)                                            of Shares      of Class
--------------------------------------------------------------   -----------   -----------
Thomas H. Lee Equity Fund III, L.P.(3)
 75 State Street, Ste. 2600
 Boston, MA 02109 ............................................    9,928,579        36.1%
FMR Corp.(4)
 82 Devonshire St.
 Boston, MA 02109-3614 .......................................    3,447,700        12.5
State of Wisconsin Investment Board(5)
 121 E. Wilson St., P.O. Box 7842
 Madison, WI 53707 ...........................................    1,996,600         7.3
Thomas H. Lee Foreign Fund III, L.P.(3)
 75 State Street, Ste. 2600
 Boston, MA 02109 ............................................      615,051         2.2
THL--CCI Limited Partnership(6)
 75 State Street, Ste. 2600
 Boston, MA 02109 ............................................    1,042,405         3.8
David A. Jones(7) ............................................      405,141         1.5
Kent J. Hussey(8) ............................................       90,967           *
Roger F. Warren(9) ...........................................      392,902         1.4
Stephen P. Shanesy(10) .......................................       65,382           *
Kenneth V. Biller(11) ........................................       96,787           *
Merrell M. Tomlin(12) ........................................       49,095           *
James A. Broderick(13) .......................................      141,476           *
Trygve Lonnebotn(14) .........................................      311,190         1.1
Randall J. Steward(15) .......................................       17,121           *
Scott A. Schoen(3)(16) .......................................       50,036           *
Thomas R. Shepherd(16) .......................................       26,061           *
Warren C. Smith, Jr.(3)(16) ..................................       41,703           *
Joseph W. Deering(18) ........................................        7,000           *
John S. Lupo(17) .............................................        2,000           *
All directors and executive officers of the Company as a group
 (14 persons)(3)(16) .........................................    1,696,861         6.0%

----------------
*Less than 1%

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

(3) THL Equity Advisors III Limited Partnership ("Advisors"), the general partner of the THL Fund and Thomas H. Lee Foreign Fund III, L.P., THL Equity Trust III ("Equity Trust"), the general partner of Advisors, Thomas
     H. Lee, Scott A. Schoen, Warren C. Smith, Jr. and other managing directors of THL Co., as Trustees of Equity Trust, and Thomas H. Lee as sole shareholder of Equity Trust, may be deemed to be beneficial owners of the shares of Common Stock held by such Funds. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, MA 02109. Each of such persons disclaims beneficial ownership of all shares.

(4) Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the shares listed as a result of acting as investment adviser to various investment companies, including Fidelity Contrafund which owns 2,678,500 shares, or 9.7%, of the Common Stock outstanding. FMR Corp., Edward C. Johnson 3rd and members of the Edward C. Johnson 3rd family may also be deemed to beneficially own the shares of Common Stock reported as being beneficially owned by Fidelity. This disclosure is based on a Schedule 13G filed on July 9, 1998 and on information provided by such entity to the Company as of December 17, 1998.

(5) This disclosure is based on information provided by such entity to the Company as of December 14, 1998.

(6) THL Investment Management Corp., the general partner of THL-CCI Limited Partnership, and Thomas H. Lee, as director and sole shareholder of THL Investment Management Corp., may also be deemed to be beneficial owners of the shares of Common Stock held by THL-CCI Limited Partnership. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, MA 02109.

(7) Includes 364,630 shares subject to options which are currently exercisable. Shares of Common Stock beneficially owned prior to the Offerings includes 2,957 shares representing Mr. Jones' proportional interest in the THL Fund. Mr. Jones disclaims beneficial ownership of these shares.

(8)  Includes 61,524 shares subject to options which are currently exercisable.

(9)  Includes 91,158 shares subject to options which are currently exercisable.

(10) Includes 45,579 shares subject to options which are currently exercisable.

(11) Includes 45,579 shares subject to options which are currently exercisable.


(12) Includes 45,579 shares subject to options which are currently exercisable.

(13) Includes 20,000 shares subject to options which are currently exercisable.

(14) Includes 68,368 shares subject to options which are currently exercisable.

(15) Includes 7,121 shares subject to options which are currently exercisable.

(16) Represents the proportional interest of such individual in THL-CCI Limited Partnership; in the case of Mr. Smith, also includes 9,786 shares which Mr. Smith may be deemed to beneficially own as a result of Mr. Smith's children's proportional beneficial interest in THL-CCI Limited Partnership.

(17) Includes 2,000 shares subject to options which are currently exercisable.

(18) Represents shares subject to options which are currently exercisable.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company and THL Co. (which, together with its affiliates owns 42.2% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the Recapitalization pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the Recapitalization, the Company paid THL Co. and an affiliate the THL Transaction Fee. In consideration of the consulting and management advisory services, the Company pays THL Co. and its affiliate the Management Fee. The Company believes that this Management Agreement is on terms no less favorable to the Company than could have been obtained from an independent third party.

     The Company and David A. Jones are parties to the Jones Employment Agreement pursuant to which Mr. Jones agreed to be the Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Jones also purchased from the Company 227,895 shares of Common Stock with cash and a $500,000 promissory note held by the Company with interest payable at a rate of 7% per annum and principal payable on the earliest of the following to occur: (i) the fifth anniversary of the note; (ii) the date on which (a) Mr. Jones terminates his employment for any reason other than a Constructive Termination (as defined in the Jones Employment Agreement) and (b) he is no longer a director of the Company; or (iii) the date the Company terminates Mr. Jones' employment for Cause (as defined in the Jones Employment Agreement). Proceeds from any sale of Mr. Jones' shares must be used to immediately prepay, in whole or in part, the principal amount of the promissory note outstanding and any accrued and unpaid interest on the portion prepaid or the holder of the promissory note may declare the entire principal amount of such note to be immediately due and payable. Mr. Jones receives additional salary at an initial rate of $35,000 annually during the period the promissory note is outstanding. In addition, the Company and Kent J. Hussey are parties to the Hussey Employment Agreement pursuant to which Mr. Hussey agreed to be President and Chief Operating Officer of the Company. See Item 11, "Executive Compensation--Employment Agreements."

     The Company holds five year promissory notes dated March 17, 1997 from Messrs. Hussey, Tomlin and Shanesy, in principal amounts of $75,000, $60,000 and $80,000, respectively, with interest payable at 8% per annum. Such notes were incurred in connection with the purchase of shares of Common Stock by Messrs. Hussey, Tomlin and Shanesy upon joining the Company. Mr. Hussey paid the principal amount of his promissory note in fiscal 1998.

     Pursuant to the 1997 Plan, on August 1, 1997, certain executive officers of the Company, including Messrs. Jones, Hussey, Tomlin and Shanesy, exercised options to purchase shares of Common Stock under the 1997 Plan with five-year promissory notes held by the Company, in principal amounts of $250,000, $50,000, $50,000 and $20,000, respectively, with interest payable at 8% per annum. On September 15, 1997, certain other executive officers, including Messrs. Warren, Lonnebotn, Shanesy and Hussey, exercised options under the 1997 Plan with, in the case of Messrs. Warren, Lonnebotn and Shanesy, five-year promissory notes held by the Company, in principal amounts of $50,003, $46,079 and $30,002, respectively, with interest payable at 8% per annum and in the case of Mr. Hussey, a non-interest bearing promissory note in the principal amount of $36,000 held by the Company of which no principal amount remains outstanding. Messrs. Jones, Hussey, Warren and Lonnebotn paid the principal amounts of their August and September notes in fiscal 1998.

     In connection with the Recapitalization, the Lee Group, certain other shareholders of the Company and the Company entered into the Shareholders Agreement. The Shareholders Agreement provides for certain restrictions on transfer of the shares beneficially owned by the parties thereto. Additionally, the Shareholders Agreement provides that, subject to certain limitations, so long as the Lee Group and their permitted transferees own at least 10% of the shares of Common Stock acquired in the Recapitalization, the Lee Group shall have "demand" registrations. The shareholders party to the Shareholders Agreement including the Lee Group are also entitled, subject to certain limitations, to include shares of Common Stock held by them in other registrations of equity securities of the Company initiated by the Company for its own account or pursuant to a request for registration by the Lee Group.


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

   (b) Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 30, 1998.

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE




                                                                      Page
                                                                     -----
Independent Auditors' Report (KPMG Peat Marwick LLP) ...............  42
Independent Auditors' Report (Coopers & Lybrand L.L.P.) ............  43
Consolidated Balance Sheets ........................................  44
Consolidated Statements of Operations ..............................  45
Consolidated Statements of Cash Flows ..............................  46
Consolidated Statements of Shareholders' Equity (Deficit) ..........  47
Notes to Consolidated Financial Statements .........................  48
Independent Auditors' Report .......................................  78
Schedule II--Valuation and Qualifying Accounts .....................  79

                         Independent Auditors' Report





The Board of Directors
Rayovac Corporation:





We have audited the accompanying consolidated balance sheets of Rayovac Corporation and Subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying consolidated financial statements of Rayovac Corporation and Subsidiaries for the year ended June 30, 1996 and the transition period from July 1, 1996 to September 30, 1996, were audited by other auditors whose report thereon dated November 22, 1996, expressed an unqualified opinion on those statements.

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

In our opinion, the fiscal year 1997 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and Subsidiaries as of September 30, 1997 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP
                                                           KPMG Peat Marwick LLP



Milwaukee, Wisconsin
November 9, 1998, except as to note 19 which is as of December 23, 1998

                          Independent Auditors' Report

To the Board of Directors of
Rayovac Corporation

     We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit), and cash flows of Rayovac Corporation and Subsidiaries for the year ended June 30, 1996 and the period July 1, 1996 to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Rayovac Corporation and Subsidiaries for the year ended June 30, 1996 and the period July 1, 1996 to September 30, 1996, in conformity with generally accepted accounting principles.



/s/ COOPERS & LYBRAND L.L.P.



Milwaukee, Wisconsin
November 22, 1996,
except for Note 2p
as to which the date is
April 1, 1998

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)



                                                                  September 30,     September 30,
                                                                       1997             1998
                                                                 ---------------   --------------
ASSETS
Current assets:
 Cash and cash equivalents ...................................     $    1,133        $    1,594
 Receivables:
   Trade accounts receivable, net of allowance for doubtful
    receivables of $1,221 and $1,356, respectively ...........         76,058           101,582
   Other .....................................................          3,079             2,753
 Inventories .................................................         58,551            62,762
 Deferred income taxes .......................................          9,099             7,991
 Prepaid expenses and other ..................................          5,928             6,738
                                                                   ----------        ----------
      Total current assets ...................................        153,848           183,420
                                                                   ----------        ----------
 Property, plant and equipment, net ..........................         65,511            71,367
 Deferred charges and other ..................................          7,713            23,646
 Debt issuance costs .........................................          9,277             7,908
                                                                   ----------        ----------
      Total assets ...........................................     $  236,349        $  286,341
                                                                   ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt ........................     $   23,880        $    3,590
 Accounts payable ............................................         57,259            64,799
 Accrued liabilities:
   Wages and benefits ........................................          9,343            10,080
   Accrued interest ..........................................          5,613             3,020
   Recapitalization and other special charges ................          4,612             6,789
   Other .....................................................         19,324            13,485
                                                                   ----------        ----------
      Total current liabilities ..............................        120,031           101,763
                                                                   ----------        ----------
Long-term debt, net of current maturities ....................        183,441           148,686
Employee benefit obligations, net of current portion .........         11,291            10,433
Deferred income taxes ........................................            735             1,988
Other ........................................................          1,446             1,597
                                                                   ----------        ----------
      Total liabilities ......................................        316,944           264,467
                                                                   ----------        ----------
Shareholders' equity (deficit):
 Common stock, $.01 par value, authorized 150,000 shares;
   issued 50,000 and 56,907 shares, respectively; outstanding
   20,581 and 27,471 shares, respectively ....................            500               569
 Additional paid-in capital ..................................         15,974           103,304
 Foreign currency translation adjustment .....................          2,270             2,500
 Notes receivable from officers/shareholders .................         (1,658)             (890)
 Retained earnings ...........................................         31,321            45,275
                                                                   ----------        ----------
                                                                       48,407           150,758
 Less stock held in trust for deferred compensation
   plan, 160 and 24 shares, respectively .....................           (962)             (412)
 Less treasury stock, at cost, 29,419 and 29,436 shares,
   respectively ..............................................       (128,040)         (128,472)
                                                                   ----------        ----------
Total shareholders' equity (deficit) .........................        (80,595)           21,874
                                                                   ----------        ----------
Total liabilities and shareholders' equity (deficit) .........     $  236,349        $  286,341
                                                                   ==========        ==========

          See accompanying notes to consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)




                                                                       Transition               Year ended
                                                       Year ended     Period ended             September 30,
                                                        June 30,      September 30,   ------------------------------
                                                          1996            1996             1997           1998
                                                      ------------   --------------   -------------   -----------
Net sales .........................................    $ 423,354       $ 101,880        $ 432,552      $495,733
Cost of goods sold ................................      239,343          59,242          234,569       258,027
                                                       ---------       ---------        ---------      --------
  Gross profit ....................................      184,011          42,638          197,983       237,706
                                                       ---------       ---------        ---------      --------
Operating expenses:
 Selling ..........................................      116,525          27,796          122,055       148,875
 General and administrative .......................       31,767           8,628           32,205        35,877
 Research and development .........................        5,442           1,495            6,196         6,226
 Recapitalization charges .........................           --          12,326               --          (212)
 Other special charges ............................           --          16,065            3,002         6,395
                                                       ---------       ---------        ---------      --------
                                                         153,734          66,310          163,458       197,161
                                                       ---------       ---------        ---------      --------
  Income (loss) from operations ...................       30,277         (23,672)          34,525        40,545
Interest expense ..................................        8,435           4,430           24,542        15,670
Other (income) expense, net .......................          552              76              378          (155)
                                                       ---------       ---------        ---------      --------
Income (loss) before income taxes and
 extraordinary item ...............................       21,290         (28,178)           9,605        25,030
Income tax expense (benefit) ......................        7,002          (8,904)           3,419         8,660
                                                       ---------       ---------        ---------      --------
Income (loss) before extraordinary item ...........       14,288         (19,274)           6,186        16,370
Extraordinary item, loss on early
 extinguishment of debt, net of income tax
 benefit of $777 and $1,263, respectively .........           --          (1,647)              --        (1,975)
                                                       ---------       ---------        ---------      --------
  Net income (loss) ...............................    $  14,288       $ (20,921)       $   6,186      $ 14,395
                                                       =========       =========        =========      ========
Basic net income (loss) per common share:
 Income (loss) before extraordinary item ..........    $    0.29       $   (0.44)       $    0.30      $   0.62
 Extraordinary item ...............................           --           (0.04)              --         (0.08)
                                                       ---------       ---------        ---------      --------
  Net income (loss) ...............................    $    0.29       $   (0.48)       $    0.30      $   0.54
                                                       =========       =========        =========      ========
Weighted average shares of common stock
 outstanding ......................................       49,643          43,820           20,530        26,477
                                                       =========       =========        =========      ========
Diluted net income (loss) per common share:
 Income (loss) before extraordinary item ..........    $    0.29       $   (0.44)       $    0.30      $   0.58
 Extraordinary item ...............................           --           (0.04)              --         (0.07)
                                                       ---------       ---------        ---------      --------
  Net income (loss) ...............................    $    0.29       $   (0.48)       $    0.30      $   0.51
                                                       =========       =========        =========      ========
Weighted average shares of common stock
 and equivalents outstanding ......................       49,643          43,820           20,642        28,091
                                                       =========       =========        =========      ========

          See accompanying notes to consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In thousands, except per share amounts)



                                                                                   Transition            Year ended
                                                                    Year ended    Period ended         September 30,
                                                                     June 30,     September 30, ---------------------------
                                                                       1996           1996           1997         1998
                                                                 --------------- -------------- ------------- ------------
Cash flows from operating activities:
 Net income (loss) .............................................   $  14,288       $  (20,921)   $    6,186    $   14,395
 Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Recapitalization and other special charges ..................          --           13,449            --            --
   Extraordinary item, loss on early extinguishment of debt               --            2,424            --         3,238
   Amortization ................................................          53            1,609         3,563         2,977
   Depreciation ................................................      11,932            3,279        11,308        10,873
   Deferred income taxes .......................................           3           (5,739)          652         2,361
   Loss (gain) on disposal of fixed assets .....................        (108)           1,289          (326)       (2,439)
   Curtailment gain ............................................          --               --        (2,923)           --
   Settlement of deferred compensation agreement ...............          --               --            --        (1,243)
   Changes in assets and liabilities:
    Accounts receivable ........................................      (6,091)          (8,920)      (14,665)      (19,362)
    Inventories ................................................      (1,779)          (3,078)       11,987        (2,987)
    Prepaid expenses and other assets ..........................       1,148              741          (563)       (7,989)
    Accounts payable and accrued liabilities ...................      (1,601)            (205)       30,776        (3,494)
    Accrued recapitalization and other special charges .........          --           14,942       (10,330)        2,177
                                                                   ---------       ----------    ----------    ----------
    Net cash provided (used) by operating activities ...........      17,845           (1,130)       35,665        (1,493)
                                                                   ---------       ----------    ----------    ----------
Cash flows from investing activities:
 Purchases of property, plant and equipment ....................      (6,646)          (1,248)      (10,856)      (15,931)
 Proceeds from sale of property, plant and equipment ...........         298            1,281            52         3,678
 Payment for acquisitions, net of cash acquired ................          --               --            --       (11,124)
                                                                   ---------       ----------    ----------    ----------
    Net cash provided (used) by investing activities ...........      (6,348)              33       (10,804)      (23,377)
                                                                   ---------       ----------    ----------    ----------
Cash flows from financing activities:
 Reduction of debt .............................................    (104,526)        (107,090)     (135,079)     (140,024)
 Proceeds from debt financing ..................................      96,252          259,489       108,890        81,928
 Cash overdraft ................................................       2,339           (2,493)          164          (378)
 Debt issuance costs ...........................................          --          (14,373)           --          (150)
 Extinguishment of debt ........................................          --           (2,424)           --        (3,238)
 Proceeds from direct financing lease ..........................          --               --           100           200
 Distributions from DISC .......................................      (5,187)          (1,943)           --            --
 Proceeds on notes receivable from officers/shareholders .......          --               --            --           768
 Issuance of stock .............................................          --               --           271        87,160
 Acquisition of treasury stock .................................        (533)        (127,925)       (3,343)         (343)
 Exercise of stock options .....................................          --               --         1,438           149
 Payments on capital lease obligation ..........................        (295)             (84)         (426)         (720)
                                                                   ---------       ----------    ----------    ----------
    Net cash provided (used) by financing activities ...........     (11,950)           3,157       (27,985)       25,352
                                                                   ---------       ----------    ----------    ----------
Effect of exchange rate changes on cash and cash
 equivalents ...................................................          (2)               5             2           (21)
                                                                   ------------    ----------    ----------    ----------
    Net increase (decrease) in cash and cash equivalents .......        (455)           2,065        (3,122)          461
Cash and cash equivalents, beginning of period .................       2,645            2,190         4,255         1,133
                                                                   -----------     ----------    ----------    ----------
Cash and cash equivalents, end of period .......................   $   2,190       $    4,255    $    1,133    $    1,594
                                                                   ===========     ==========    ==========    ==========
Supplemental disclosure of cash flow information:
 Cash paid for interest ........................................   $   7,535       $    7,977    $   16,030    $   16,767
 Cash paid for income taxes ....................................       5,877              419         1,172         5,735
                                                                   ===========     ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                   (In thousands, except per share amounts)


                                       47
                                                                            Rayovac
                                                                         International
                                                                          Corporation
                                                                          common stock                   Foreign
                                                      Common Stock           (DISC)       Additional     currency
                                                 --------------------- -----------------    paid-in    translation
                                                    Shares     Amount   Shares   Amount     capital     adjustment
                                                 ------------ -------- -------- -------- ------------ -------------
Balances at June 30, 1995 ......................     50,000     $500       10     $ 5      $ 12,000      $1,979
                                                     ------     ----       --     ----     --------      ------
Net income .....................................         --       --       --      --            --          --
Distributions from DISC ........................         --       --       --      --            --          --
Treasury stock acquired ........................       (500)      --       --      --            --          --
Adjustment of additional minimum pension
 liability .....................................         --       --       --      --            --          --
Translation adjustment .........................         --       --       --      --            --        (329)
                                                     ------     ----       --     ----     --------      ------
Balances at June 30, 1996 ......................     49,500      500       10       5        12,000       1,650
                                                     ------     ----       --     ----     --------      ------
Net loss .......................................         --       --       --      --            --          --
Common stock acquired in Recapitalization ......    (29,030)      --       --      --            --          --
Exercise of stock options ......................         --       --       --      --         3,970          --
Increase in cost of existing treasury stock ....         --       --       --      --            --          --
Note receivable from officers/shareholders .....         --       --       --      --            --          --
Termination of DISC ............................         --       --      (10)       (5)         --          --
Translation adjustment .........................         --       --       --      --            --          39
                                                    -------     ----      ---     -----    --------      ------
Balances at September 30, 1996 .................     20,470      500       --      --        15,970       1,689
                                                    -------     ----      ---     -----    --------      ------
Net income .....................................         --       --       --      --            --          --
Sale of common stock ...........................        111       --       --      --             4          --
Treasury stock acquired ........................       (556)      --       --      --            --          --
Exercise of stock options and sale of common
 stock to trust ................................        556       --       --      --            --          --
Notes receivable from officers/shareholders ....         --       --       --      --            --          --
Adjustment of additional minimum pension
 liability .....................................         --       --       --      --            --          --
Translation adjustment .........................         --       --       --      --            --         581
                                                    -------     ----      ---     -----    --------      ------
Balances at September 30, 1997 .................     20,581      500       --      --        15,974       2,270
                                                    -------     ----      ---     -----    --------      ------
Net income .....................................         --       --       --      --            --          --
Sale of common stock ...........................      6,823       68       --      --        87,092          --
Sale of common stock by trust ..................         --       --       --      --            --          --
Treasury stock acquired ........................        (27)      --       --      --            --          --
Exercise of stock options ......................         94        1       --      --           238          --
Notes receivable from officers/shareholders ....         --       --       --      --            --          --
Adjustment of additional minimum pension
 liability .....................................         --       --       --      --            --          --
Translation adjustment .........................         --       --       --      --            --         230
Unrealized gain on stock held in trust .........         --       --       --      --            --          --
                                                    -------     ----      ---     -----    --------      ------
Balances at September 30, 1998 .................     27,471     $569       --     $--      $103,304      $2,500
                                                    =======     ====      ===     =====    ========      ======



                                       47
                                                      Notes
                                                   receivable                    Stock                  Shareholders'
                                                    officers/      Retained     held in     Treasury       equity
                                                  shareholders     earnings      trust       stock        (deficit)
                                                 -------------- -------------- --------- ------------- --------------
Balances at June 30, 1995 ......................   $      --      $  39,103     $   --    $       --    $   53,587
                                                   ---------      ---------     ------    ----------    ----------
Net income .....................................          --         14,288         --            --        14,288
Distributions from DISC ........................          --         (5,187)        --            --        (5,187)
Treasury stock acquired ........................          --             --         --          (533)         (533)
Adjustment of additional minimum pension
 liability .....................................          --           (202)        --            --          (202)
Translation adjustment .........................          --             --         --            --          (329)
                                                   ---------      ---------     ------    ----------    ----------
Balances at June 30, 1996 ......................          --         48,002         --          (533)       61,624
                                                   ---------      ---------     ------    ----------    ----------
Net loss .......................................          --        (20,921)        --            --       (20,921)
Common stock acquired in Recapitalization ......          --             --         --      (127,425)     (127,425)
Exercise of stock options ......................          --             --         --            --         3,970
Increase in cost of existing treasury stock ....          --             --         --          (564)         (564)
Note receivable from officers/shareholders .....        (500)            --         --            --          (500)
Termination of DISC ............................          --         (1,938)        --            --        (1,943)
Translation adjustment .........................          --             --         --            --            39
                                                   ---------      ---------     ------    ----------    ----------
Balances at September 30, 1996 .................        (500)        25,143         --      (128,522)      (85,720)
                                                   ---------      ---------     ------    ----------    ----------
Net income .....................................          --          6,186         --            --         6,186
Sale of common stock ...........................          --             --         --           482           486
Treasury stock acquired ........................          --             --         --        (3,343)       (3,343)
Exercise of stock options and sale of common
 stock to trust ................................          --             --       (962)        3,343         2,381
Notes receivable from officers/shareholders ....      (1,158)            --         --            --        (1,158)
Adjustment of additional minimum pension
 liability .....................................          --               (8)      --            --            (8)
Translation adjustment .........................          --             --         --            --           581
                                                   ---------      -----------   ------    ----------    ------------
Balances at September 30, 1997 .................      (1,658)        31,321       (962)     (128,040)      (80,595)
                                                   ---------      -----------   ------    ----------    ------------
Net income .....................................          --         14,395         --            --        14,395
Sale of common stock ...........................          --             --         --            --        87,160
Sale of common stock by trust ..................          --             --        817            --           817
Treasury stock acquired ........................          --             --         --          (432)         (432)
Exercise of stock options ......................          --             --         --            --           239
Notes receivable from officers/shareholders ....         768             --         --            --           768
Adjustment of additional minimum pension
 liability .....................................          --           (441)        --            --          (441)
Translation adjustment .........................          --             --         --            --           230
Unrealized gain on stock held in trust .........          --             --       (267)           --          (267)
                                                   ---------      -----------   ------    ----------    ------------
Balances at September 30, 1998 .................   $    (890)     $  45,275     $ (412)   $ (128,472)   $   21,874
                                                   =========      ===========   ======    ==========    ============

                 See accompanying notes to consolidated financial statements.

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the year ended June 30, 1996, the Transition Period ended September 30,
              1996, and the years ended September 30, 1997 and 1998
                    (In thousands, except per share amounts)

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

     Effective as of September 12, 1996, the Company, all of the shareholders of the Company, Thomas H. Lee Equity Fund III L.P. (Lee Fund) and other affiliates of Thomas H. Lee Company (THL Co.) completed a recapitalization of the Company (Recapitalization) pursuant to which: (i) the Company obtained senior financing in an aggregate of $170,000, of which $131,000 was borrowed at the closing of the Recapitalization; (ii) the Company obtained $100,000 in financing through the issuance of senior subordinated increasing rate notes of the Company (Bridge Notes); (iii) the Company redeemed a portion of the shares of common stock held by the former President and Chief Executive Officer of the Company; (iv) the Lee Fund and other affiliates of THL Co. purchased for cash shares of common stock owned by shareholders of the Company; and, (v) the Company repaid certain of its outstanding indebtedness, including prepayment fees and penalties. The prepayment fees and penalties paid have been recorded as an extraordinary item in the Consolidated Statements of Operations. Other non-recurring charges of $12,100 related to the Recapitalization were also expensed, including $2,200 in advisory fees paid to the financial advisor to the Company's selling shareholders; various legal and consulting fees of $2,800; and $7,100 of stock option compensation, severance payments and employment contract settlements for the benefit of certain present and former officers, directors and management of the Company. Payment for these costs was or is expected to be as follows: (i) $8,900 was paid prior to September 30, 1996; (ii) $2,800 was paid in fiscal year 1997; (iii) $200 was paid in fiscal year 1998; and, (iv) $200 is expected to be paid in fiscal 1999.

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

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


2. Significant Accounting Policies and Practices--Continued

   e. Concentrations of Credit Risk, Major Customers and Employees: The Company's trade receivables are subject to concentrations of credit risk as three principal customers accounted for 24% and 27% of the outstanding trade receivables as of September 30, 1997 and 1998, respectively. The Company derived 28%, 25%, 29% and 28% of its net sales during the year ended June 30, 1996, the Transition Period, and the years ended September 30, 1997, and 1998, respectively, from the same three customers.

        The Company has one customer that represented over 10% of its net sales. The Company derived 18%, 18%, 20% and 19% of its net sales from this customer during the year ended June 30, 1996, the Transition Period, and the years ended September 30, 1997 and 1998, respectively.

        The Company believes its relationship with its employees is good and there have been no work stoppages involving Company employees since 1981. A significant number of the Company's factory employees are represented by one of four labor unions. The Company has recently entered into collective bargaining agreements with its Madison, Fennimore, and Portage, Wisconsin employees, each of which expire in 2000. The Company also recently entered into a collective bargaining agreement with its Hayward, California employees which expires in 2003. The Company also entered into a collective bargaining agreement with its Washington, United Kingdom employees which expires in December 1998.

   f. Displays and Fixtures: The costs of displays and fixtures are capitalized and recorded as a prepaid asset and charged to expense when shipped to a customer location. Such prepaid assets amount to approximately $1,456 and $1,799 as of September 30, 1997 and 1998, respectively.

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


        Building and improvements .............. 20-30 years
        Machinery, equipment and other .........  5-20 years

      The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   i. Intangible Assets: Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess cost over net asset value acquired (goodwill) is amortized over 15 years and other intangibles are amortized over 3 to 17 years. The Company assesses the recoverability of its goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows of the acquired business. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment would be made to reduce the net goodwill to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

   j. Debt Issuance Costs: Debt issuance costs are capitalized and amortized to interest expense over the lives of the related debt agreements.

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


2. Significant Accounting Policies and Practices--Continued

   k. Accounts Payable: Included in accounts payable at September 30, 1997 and 1998, is approximately $5,476 and $5,098, respectively, of book overdrafts on disbursement accounts which were replenished prior to the presentation of checks for payment.


   l. Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.


   m. Foreign Currency Translation: Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are accumulated as a separate component of shareholders' equity (deficit). Exchange gains (losses) on foreign currency transactions aggregating ($750), ($70), ($639) and ($334) for the year ended June 30, 1996 the Transition Period, and the years ended September 30, 1997 and 1998, respectively, are included in other expense, net, in the Consolidated Statements of Operations.


   n. Advertising Costs: The Company incurred expenses for advertising of $29,976, $7,505, $24,326 and $33,441 in the year ended June 30, 1996, the
      Transition Period, and the years ended September 30, 1997 and 1998, respectively. The Company expenses advertising production costs the first time the advertising takes place.


   o. Research and Development Costs: Research and development costs are charged to expense in the year they are incurred.


   p. Earnings Per Share: The Company adopted Statement of Financial
      Accounting Standards ("SFAS") No. 128, Earnings per Share ("EPS"), in Fiscal 1998. This Statement replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic EPS does not consider common stock equivalents. Diluted EPS reflects the dilution that would occur if convertible debt securities and employee stock options were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the entity. The computation of diluted EPS uses the "if converted" and "treasury stock" methods to reflect dilution. All prior period EPS data presented has been restated for the adoption of SFAS No.
      128. The difference between the number of shares used in the two calculations is due to employee stock options.

        In September 1996, the Company's Board of Directors declared a five-for-one stock split. A total of 16,376 additional shares were issued in conjunction with the stock split to shareholders of record. All applicable share and per share amounts herein have been restated to reflect the stock split retroactively.


   q. Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

        The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in accrued liabilities or accounts receivable. The Company has entered into

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


2. Significant Accounting Policies and Practices--Continued

      an interest rate swap agreement which effectively fixes the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999. The fair value of the unrealized portion of this contract at September 30, 1998 is ($810).

       The Company has entered into an amortizing cross currency interest rate swap agreement related to financing the acquisition of Brisco (as defined herein). The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at September 30, 1998 is $4,195. The fair value at September 30, 1998 was ($288).

        The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable. The Company has $4,349 of forward exchange contracts at September 30, 1998. The fair value of the unrealized portion of the contracts at September 30, 1998, approximated the contract value.

        The Company also enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $4,860 of such forward exchange contracts at September 30, 1998. The fair value of the unrealized portion of the contracts at September 30, 1998, approximated the contract value.

        The Company enters into forward foreign exchange contracts to hedge the risk from settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars and Pounds Sterling. The Company has entered into foreign exchange contracts to hedge payment obligations denominated in Japanese Yen under a commitment to purchase certain production equipment from Matsushita. The Company has $6,697 of such forward exchange contracts outstanding at September 30, 1998. See related purchase commitment discussed in the commitments and contingencies note. The fair value at September 30, 1998 was ($466).

        The Company is exposed to risk from fluctuating prices for zinc and silver commodities used in the manufacturing process. The Company hedges some of this risk through the use of commodity swaps, calls and puts. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. Buying calls allows the Company to purchase a specified quantity of a commodity for a fixed price through a specified date. Selling puts allows the buyer of the put to sell a specified quantity of a commodity to the Company for a fixed price through a specific date. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodities. The cost of the calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts.

        At September 30, 1998, the Company had entered into a series of swaps for zinc with a contract value of $4,799 for the period September 1998 through September 1999. At September 30, 1998, the Company had purchased a series of calls with a contract value of $1,177 and sold a series of puts with a contact value of $1,086 for portions of the period from September 1998 through March 1999, designed to set a ceiling and floor price for zinc. While these transactions have no carrying value, the fair value of the unrealized portion of these contracts was ($407) at September 30, 1998.

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


2. Significant Accounting Policies and Practices--Continued

        At September 30, 1998, the Company had entered into a series of swaps for silver with a contract value of $1,970 for the period September 1998 through March 1999. While these transactions have no carrying value, the fair value of the unrealized portion of these contracts at September 30, 1998 was ($109).

   r. Environmental Expenditures: Environmental expenditures which relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site by site basis and records a liability at the time when it is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

   s. Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation.

   t. Impact of Recently Issued Accounting Standards: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement, and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.

        In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the effect of this pronouncement on its consolidated financial statements.

        In February 1998, the FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. This Statement is effective for the Company's financial statements for the year ended September 30, 1999.

        In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company is evaluating the effect of this pronouncement on its consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged. The Company will adopt this accounting standard as required by October 1, 2000.

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


3. Inventories

   Inventories consist of the following:

                                September 30,     September 30,
                                     1997             1998
                               ---------------   --------------
   Raw material ............       $23,291           $22,311
   Work-in-process .........        15,286            16,230
   Finished goods ..........        19,974            24,221
                                   -------           -------
                                   $58,551           $62,762
                                   =======           =======

4. Property, Plant and Equipment

   Property, plant and equipment consist of the following:



                                                September 30,     September 30,
                                                     1997             1998
                                               ---------------   --------------
   Land, building and improvements .........       $ 10,752         $ 12,208
   Machinery, equipment and other ..........        120,894          122,914
   Construction in process .................         11,326           20,431
                                                   --------         --------
                                                    142,972          155,553
   Less accumulated depreciation ...........         77,461           84,186
                                                   --------         --------
                                                   $ 65,511         $ 71,367
                                                   ========         ========

   Machinery, equipment and other includes capitalized leases, net of amortization, totaling $1,365 and $2,198 at September 30, 1997 and 1998, respectively.


5. Intangible Assets

   Intangible assets are as follows:



                                                                     September 30,     September 30,
                                                                          1997             1998
                                                                    ---------------   --------------
   Excess cost over net asset value acquired (goodwill) .........        $2,134           $ 8,421
   Proprietary technology .......................................           525               525
   Non-compete ..................................................            --             1,730
   Underfunded pension ..........................................         1,237             2,335
                                                                         ------           -------
                                                                          3,896            13,011
   Less: accumulated amortization ...............................         1,713               932
                                                                         ------           -------
                                                                         $2,183           $12,079
                                                                         ======           =======

   The increases in intangible assets from 1997 to 1998 were primarily due to acquisitions offset by the write-off of goodwill from the 1998 restructuring. Intangible assets are included in deferred charges and other in the accompanying consolidated balance sheets.

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

6. Debt
     Debt consists of the following:



                                                                     September 30,     September 30,
                                                                          1997             1998
                                                                    ---------------   --------------
   Term loan facility ...........................................       $100,500         $     --
   Revolving credit facility ....................................          4,500           77,200
   Acquisition Facility .........................................             --            7,800
   Series B Senior Subordinated Notes, due November 1,
    2006, with interest at 10-1/4% payable semi-annually ........        100,000           65,000
   Capitalized lease obligations ................................            866            1,435
   Notes and obligations, weighted average interest rate of
    8.48% at September 30, 1998 .................................          1,455              841
                                                                        --------         --------
                                                                         207,321          152,276
   Less current maturities ......................................         23,880            3,590
                                                                        --------         --------
   Long-term debt ...............................................       $183,441         $148,686
                                                                        ========         ========

     On September 12, 1996, the Company executed a Credit Agreement ("Old Agreement") arranged by BA Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation and certain of its affiliates for a group of financial institutions and other accredited investors. The Old Agreement provided for senior bank facilities, including term and revolving credit facilities in an aggregate amount of $170,000. The term facility included three tranches totaling $105,000 and the revolving credit facility provided for aggregate working capital loans up to $65,000 reduced by outstanding letters of credit ($10,000 limit) and other existing credit facilities and outstanding obligations.

     On December 30, 1997, the Company entered into an Amended and Restated Credit Agreement ("Restated Agreement"). The Restated Agreement, led by BancAmerica Robertson Stephens, provides for senior bank facilities, including a revolving credit facility and an acquisition facility in an aggregate amount of $160,000. Interest on borrowings is computed, at the Company's option, based on the Bank of America's base rate, as defined ("Base Rate"), or the Interbank Offering Rate ("IBOR").

     The revolving credit facility provides for aggregate working capital loans up to $90,000 through December 31, 2002, reduced by outstanding letters of credit ($10,000 limit). Interest on borrowings is at the Base Rate per annum (8.25% at September 30, 1998) or IBOR plus a margin (0.325% to 1.375%) per annum (6.06% at September 30, 1998). The Company had outstanding letters of credit of approximately $5,800 at September 30, 1998. A fee of .75% per annum is payable on the outstanding letters of credit. The Company also incurs a fee of .25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. The revolving credit facility is reduced by $10,000, $15,000, and $15,000, respectively on December 31, 1999, 2000, and
2001.

     The acquisition facility provides for aggregate qualifying acquisition loans up to $70,000 through December 31, 1998. The facility provides for quarterly amortization of the total amount of acquisition facility loans outstanding as of December 31, 1998; ranging from 5% to 7.5% beginning March 31, 1999 through December 31, 2002. Interest on borrowings is at the Base Rate per annum or IBOR plus a margin per annum (6.06% at September 30, 1998).

     The Restated Agreement contains financial covenants with respect to borrowings which include maintaining minimum interest coverage and maximum leverage ratios. In addition, the Restated Agreement restricts the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, and merge or acquire or sell assets. The Company is in compliance with the restrictive covenants of the Restated Agreement. The Company is required to pay a commitment fee (.125% to
 .50%) per annum (.30% at September 30, 1998) on the average daily unused portion of the facilities. The facilities' margin and commitment fee may be adjusted if the Company's leverage ratio, as defined, increases or decreases. Borrowings under the Agreement are collateralized by substantially all of the assets of the Company.

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


6. Debt --Continued

     The 10-1/4% Series B Senior Subordinated Notes ("Notes") will mature on November 1, 2006. In connection with the Company's initial public offering of common stock, $35,000 of the outstanding Notes were redeemed in December 1997. The Company recorded the $3,238 premium paid as a result of the early redemption as an extraordinary item. On or after November 1, 2001, the Notes will be redeemable at the option of the Company, in whole or in part, at prescribed redemption prices plus accrued and unpaid interest.

     Upon a change in control, the Company shall be required to repurchase all or any part of the Notes at a purchase price equal to 101% of the aggregate principal amount. The Company is also required to offer to repurchase all or a portion of the Notes upon consummation of an asset sale, as defined, in excess of $5,000.

     The terms of the Notes restrict or limit the ability of the Company and its subsidiaries to, among other things, (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other payment restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's directly and wholly owned subsidiary, ROV Holding, Inc. (ROV or Guarantor Subsidiary). The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the Notes (Nonguarantor Subsidiaries), are directly and wholly owned by ROV. See note 20.

     The aggregate scheduled maturities of debt are as follows:


  Year ending September 30,
    1999 ............................  $  3,590
    2000 ............................     2,057
    2001 ............................    13,705
    2002 ............................    17,340
    2003 ............................    50,584
    Thereafter ......................    65,000
                                       --------
                                       $152,276
                                       ========

     In 1998, the Company entered into a capital lease with an aggregate obligation of $1,255 related to certain computer hardware. Aggregate capitalized lease obligations are payable in installments of $778 in 1999, $497 in 2000, and $160 in 2001. $388 payable in 1999 and $47 in 2000, is due in
Pounds Sterling.

     The carrying values of the debt instruments noted above are approximately 97% of their estimated fair values.


7. Shareholders' Equity (Deficit)

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

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


7. Shareholders' Equity (Deficit) --Continued

     Retained earnings includes DISC retained earnings of $1,594 at June 30, 1996. In August 1996, the DISC was terminated and the net assets were distributed to its shareholders.

     In January 1997, the Company established a trust to fund future payments under a deferred compensation plan. Certain employees eligible to participate in the plan assigned stock options to the plan. The trust exercised the options and purchased 160 shares of the Company's common stock. In June 1998, the trust sold 136 shares in connection with a secondary offering of common stock. The remaining 24 shares held by the trust at September 30, 1998, are valued at $412 and are reflected as a reduction of stockholders' equity in the consolidated balance sheet.

     The Company and the former principal shareholder of the Company, entered into a Stock Sale Agreement, dated as of August 1, 1997 pursuant to which the former principal shareholder sold 2,023 shares of common stock at $6.01 per share to the Company and to the Thomas H. Lee Equity Fund III, L.P. (the "Lee Fund") and certain other affiliates of Thomas H. Lee Company ("THL Co.," the Lee Fund and such other affiliates being referred to herein as the "Lee Group"). The Stock Sale Agreement provides that, among other things, if (i) the Company enters into a business combination or other transaction with a third party whereby less than a majority of the outstanding capital stock of the surviving entity is owned by the Lee Group, and (ii) such business combination or other transaction is the result of negotiations or discussions entered into prior to December 31, 1997 and such combination is consummated prior to June 30, 1998, then the Lee Group will remit to the former principal shareholder all amounts, if any, received by the Lee Group (or any affiliated transferee of shares owned by the Lee Group) from the sale of the shares of common stock to such third party in excess of $6.01 per share. In September 1997, another former shareholder sold 205 shares of common stock to the Company and the Lee Group under similar terms.

     On October 22, 1997, the shareholders of the Company approved the authorization of 5,000 shares of preferred stock, $.01 par value, and an increase in authorized shares of common stock from 90,000 to 150,000.

     On November 21, 1997, the Company completed an initial public offering ("IPO") of approximately 6,800 shares of Common Stock. The net proceeds of approximately $87,900 after deducting the underwriting discounts and offering expenses were used to repurchase $35,000 principal amount of Notes, pay the associated premium, and repay approximately $49,700 of the Company's term loan facility.

     On June 3, 1998, the Thomas H. Lee Group and its affiliates sold approximately 5,300 shares and certain Rayovac officers and employees sold approximately 1,100 shares in a secondary offering of common stock. The Company did not receive any proceeds from the sale of the shares but incurred expenses for the offering of approximately $900.


8. Stock Option Plans

     In 1996, the Company's Board of Directors ("Board") approved the Rayovac Corporation 1996 Stock Option Plan ("1996 Plan"). Under the 1996 Plan, stock options to acquire up to 3,000 shares of common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the next five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 1998, there were options with respect to 2,199 shares of common stock outstanding under the 1996 Plan.

     In 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


8. Stock Option Plans --Continued

appreciation rights ("SARs"), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the Incentive Plan. Up to 3,000 shares of common stock may be issued under the Incentive Plan. The Incentive Plan expires in August 2007. As of September 30, 1998, there were options with respect to 362 shares of common stock outstanding under the Incentive Plan.

     During 1997, the Company adopted the Rayovac Corporation 1997 Stock Option Plan (1997 Plan). Under the 1997 Plan, stock options to acquire up to 665 shares of common stock, in the aggregate, may be granted. The exercise price was $6.01. The 1997 Plan and each option granted thereunder expired November 30, 1997.

     A summary of the status of the Company's plans is as follows:


                                   Transition Period                Year ended                  Year ended
                                   September 30, 1996           September 30, 1997          September 30, 1998
                              ---------------------------- ---------------------------- ---------------------------
                                         Weighted-average               Weighted-average               Weighted-average
                               Options    exercise price      Options    exercise price      Options    exercise price
                              --------- ------------------   --------- ------------------   --------- -----------------
     Outstanding, beginning
      of period .............      --         $  --            1,464        $  4.30           2,318        $ 4.33
     Granted ................   1,464          4.30            1,410           5.03             442         20.52
     Exercised ..............      --            --             (556)          6.01            (107)         3.18
     Forfeited ..............      --            --               --             --             (92)         4.39
                                -----         -----            -----        -------           -----        ------
     Outstanding, end of
      period ................   1,464        $ 4.30            2,318        $  4.33           2,561        $ 7.17
                                =====        ======            =====        =======           =====        ======
     Options exercisable,
      end of period .........      40        $ 1.14              496        $  4.13             828        $ 4.47
                                =====        ======            =====        =======           =====        ======

     The following table summarizes information about options outstanding and outstanding and exercisable on September 30, 1998:


                                                                       Options outstanding
                        Options outstanding                              and exercisable
-------------------------------------------------------------------   ---------------------
                                        Weighted-        Weighted-                Weighted-
                         Number          average          average      Number      average
       Range of            of           Remaining         Exercise       of       Exercise
   Exercise Prices       Shares     Contractual Life       Price       Shares       Price
---------------------   --------   ------------------   -----------   --------   ----------
      $4.39             2,119           8 years            $4.39        824         $4.39
 $15.875-22.875           442             9.6              20.52          4         21.44

     The Company has adopted the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been changed to the pro forma amounts indicated below:



                                                                     Transition           Year ended September 30,
                                                                    Period ended       -----------------------------
                                                                 September 30, 1996        1997          1998
                                                                --------------------   -----------   ------------
   Pro forma net income (loss) ..............................        $ (21,035)          $ 5,680       $ 13,723
   Pro forma diluted net income (loss) per common share .....        $   (0.48)          $  0.28       $   0.49

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


8. Stock Option Plans --Continued

     The fair value of the Company's stock options used to compute pro forma net income (loss) and diluted net income (loss) per common share disclosures is the estimated present value at grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            Transition         Year ended September 30,
                                                           Period ended       --------------------------
                                                        September 30, 1996       1997         1998
                                                       --------------------   ----------   ----------
   Assumptions used:
    Volatility .....................................             --                --          26.2%
    Risk-free interest rate ........................           6.78%             6.78%         5.01%
    Expected life ..................................          8 years           8 years       8 years
    Dividend yield .................................             --                --           --
   Weighted-average grant-date fair value of options
    granted during period ..........................          $ 1.92            $ 1.84        $6.34

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.


9. Income Taxes

     Pretax income (loss) (income (loss) before income taxes and extraordinary item) and income tax expense (benefit) consist of the following:

                                                           Transition            Years ended
                                           Year ended     Period ended          September 30,
                                            June 30,      September 30,   -------------------------
                                              1996            1996           1997        1998
                                          ------------   --------------   ---------   ----------
Pretax income (loss):
    United States .....................     $17,154        $ (27,713)      $6,214      $19,352
    Outside the United States .........       4,136           (2,889)       3,391        2,440
                                            -------        ---------       ------      -------
   Total pretax income (loss) .........     $21,290        $ (30,602)      $9,605      $21,792
                                            =======        =========       ======      =======
   Income tax expense (benefit):
    Current:
     Federal ..........................     $ 5,141        $  (3,870)      $2,926      $ 3,533
     Foreign ..........................       1,469              (72)        (176)       1,667
     State ............................         389               --           17         (164)
                                            -------        ---------       ------      -------
    Total current .....................       6,999           (3,942)       2,767        5,036
                                            -------        ---------       ------      -------
    Deferred:
     Federal ..........................          54           (3,270)        (842)       2,243
     Foreign ..........................         (57)            (847)         809         (606)
     State ............................           6           (1,622)         685          724
                                            -------        ---------       ------      -------
    Total deferred ....................           3           (5,739)         652        2,361
                                            -------        ---------       ------      -------
                                            $ 7,002        $  (9,681)      $3,419      $ 7,397
                                            =======        =========       ======      =======

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


9. Income Taxes --Continued

     The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:


                                                                               Transition            Years ended
                                                               Year ended     Period ended          September 30,
                                                                June 30,      September 30,   ------------------------
                                                                  1996            1996           1997        1998
                                                              ------------   --------------   ---------   ---------
   Statutory Federal income tax rate ......................       35.0%           35.0%          35.0%       35.0%
   DISC/FSC commission income .............................       (5.2)            0.4           (1.2)       (1.6)
   Effect of foreign items and rate differentials .........        1.0            (1.2)           0.3         0.8
   State income taxes, net ................................        1.1             3.9            4.9         4.1
   Reduction of prior year tax provision ..................         --              --           (3.0)       (2.8)
   Nondeductible recapitalization charges .................         --            (6.2)            --          --
   Other ..................................................        1.0            (0.3)          (0.4)       (1.6)
                                                                  ----            ----           ----        ----
                                                                  32.9%           31.6%          35.6%       33.9%
                                                                  ====            ====           ====        ====

     The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                            September 30,     September 30,
                                                                 1997             1998
                                                           ---------------   --------------
   Current deferred tax assets:
    Appleton/Madison Shutdown ..........................      $     --          $  1,182
    Recapitalization charges ...........................           792               633
    Inventories and receivables ........................         1,495             1,259
    Marketing and promotional accruals .................         3,256             2,177
    Employee benefits ..................................         1,509             1,211
    Environmental accruals .............................           679               589
    Other ..............................................         1,368               940
                                                              --------          --------
     Total current deferred tax assets .................         9,099             7,991
                                                              --------          --------
   Noncurrent deferred tax assets:
    Employee benefits ..................................         4,214             2,316
    State net operating loss carryforwards .............           468                --
    Package design expense .............................           927             1,169
    Promotional expense ................................           594               360
    Other ..............................................         1,753             2,688
                                                              --------          --------
     Total noncurrent deferred tax assets ..............         7,956             6,533
                                                              --------          --------
   Noncurrent deferred tax liabilities:
    Property, plant, and equipment .....................        (8,651)           (8,482)
    Other ..............................................           (40)              (39)
                                                              --------          --------
     Total noncurrent deferred tax liabilities .........        (8,691)           (8,521)
                                                              --------          --------
   Net noncurrent deferred tax liabilities .............      $   (735)         $ (1,988)
                                                              ========          ========

     During 1998, the Company utilized state net operating loss carryforwards of approximately $6,000.

     Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $4,737 and $5,547 at September 30, 1997 and 1998, respectively), either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

10. Leases
     Future minimum rental commitments under noncancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:


   Year ending September 30,
   1999 ....................    $ 6,958
   2000 ....................      5,631
   2001 ....................      5,137
   2002 ....................      4,855
   2003 ....................      4,545
   Thereafter ..............     36,192
                                -------
                                $63,318
                                =======

     The above lease commitments include payments under leases for the corporate headquarters facilities and other properties from partnerships in which one of the Company's former shareholders is a partner. Annual minimum rental commitments on the headquarters facility of $2,817 are subject to an adjustment based upon changes in the Consumer Price Index. The leases on the other properties require annual lease payments of $481 subject to annual inflationary increases. All of the leases expire during the years 1999 through 2013.

     Total rental expenses was $8,213, $1,995, $8,126, and $7,397 for the year ended June 30, 1996, the Transition Period, and the years ended September 30, 1997 and 1998, respectively.


11. Postretirement Pension Benefits
     The Company has various defined benefit pension plans covering substantially all of its domestic hourly employees and union members. Plans generally provide benefits of stated amounts for each year of service. The Company's policy is to fund pension costs at amounts within the acceptable ranges established by the Employee Retirement Income Security Act of 1974, as amended.

     The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund these agreements. Under the other agreements the Company has agreed to pay such deferral amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to designated beneficiary upon death. The Company established a rabbi trust to fund these agreements.

     Net periodic pension cost for the aforementioned plans is summarized as follows:


                                                                      Transition             Years ended
                                                      Year ended     Period ended           September 30,
                                                       June 30,      September 30,   ---------------------------
                                                         1996            1996            1997         1998
                                                     ------------   --------------   -----------   ----------
   Service cost ..................................      $1,501          $2,149          $1,705       $  494
   Interest cost .................................       3,513             944           3,834        1,141
   Actual return on plan assets ..................      (7,880)           (605)         (6,191)        (855)
   Net amortization and deferral .................       4,994            (166)          2,763          274
   Curtailment gain ..............................           --             --          (2,923)          --
                                                         ------           ----          ------        -----
     Net periodic pension cost (benefit) .........      $2,128          $2,322          $ (812)      $1,054
                                                       ========         ======          ======        ======

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


11. Postretirement Pension Benefits --Continued

     The following tables set forth the plans' funded status:


                                                                                    September 30, 1997
                                                                             --------------------------------
                                                                              Assets exceed      Accumulated
                                                                               accumulated        benefits
                                                                                 benefits       exceed assets
                                                                             ---------------   --------------
   Actuarial present value of benefit obligations:
    Vested benefit obligation ............................................      $ 42,696         $  13,326
    Accumulated benefit obligation .......................................        43,046            13,704
                                                                                ========         =========
   Projected benefit obligation ..........................................      $ 43,046         $  13,704
   Plan assets at fair value, primarily listed stocks, bonds and
    cash equivalents .....................................................        43,212             3,098
                                                                                --------         ---------
   Projected benefit obligation (in excess of) less than plan assets .....           166           (10,606)
   Unrecognized net loss (gain) ..........................................        (1,194)                1
   Unrecognized net asset ................................................         1,028             1,476
   Additional minimum liability ..........................................            --            (1,486)
                                                                                --------         ---------
     Pension liability ...................................................      $     --         $ (10,615)
                                                                                ========         =========


                                                                                    September 30, 1998
                                                                             --------------------------------
                                                                              Assets exceed      Accumulated
                                                                               accumulated        benefits
                                                                                 benefits       exceed assets
                                                                             ---------------   --------------
   Actuarial present value of benefit obligations:
    Vested benefit obligation ............................................       $33,853          $ 15,012
    Accumulated benefit obligation .......................................        33,853            16,346
                                                                                 =======          ========
   Projected benefit obligation ..........................................       $33,853          $ 16,346
   Plan assets at fair value, primarily listed stocks, bonds and
    cash equivalents .....................................................        33,853             9,698
                                                                                 -------          --------
   Projected benefit obligation (in excess of) less than plan assets .....            --            (6,648)
   Unrecognized net loss (gain) ..........................................           133               247
   Unrecognized net asset ................................................           (92)            2,776
   Additional minimum liability ..........................................            --            (3,025)
                                                                                 -------          --------
     Pension asset (liability) ...........................................       $    41          $ (6,650)
                                                                                 =======          ========

     Assumptions used in accounting for the aforementioned plans were:

                                                                              Transition           Years ended
                                                              Year ended     Period ended         September 30,
                                                               June 30,      September 30,   -----------------------
                                                                 1996            1996          1997        1998
                                                             ------------   --------------   --------   ---------
Discount rate used for funded status calculation .........       7.5%            7.5%          7.5%       7.25%
   Discount rate used for net periodic pension cost
    calculations .........................................       8.0             7.5           7.5        7.25
   Rate of increase in compensation levels
    (salaried plan only) .................................       5.0             5.0           5.0          --
   Expected long-term rate of return on assets ...........       9.0             9.0           9.0         9.0

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

11. Postretirement Pension Benefits --Continued

     During the year ended September 30, 1997, the Company merged two of its defined benefit plans and ceased future benefit accruals. The Company recognized a $2,923 curtailment gain, which is included in other special charges in the consolidated statements of operations. Discount rates of 6.5% and 6.58% were used in the accounting for the curtailed plans during the years ended September 30, 1997 and 1998, respectively. The Company has recorded an additional minimum pension liability of $1,486 and $3,025 at September 30, 1997 and 1998, respectively, to recognize the underfunded position of certain of its benefits plans. An intangible asset of $1,237, and $2,335 at September 30, 1997 and 1998, respectively, equal to the unrecognized prior service cost of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost of $249 at September 30, 1997 and $690 at September 30, 1998, respectively, has been recorded as a reduction of shareholders' equity (deficit).

     The Company sponsors a defined contribution pension plan for its domestic salaried employees which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Effective with the aforementioned curtailment of the two defined benefit plans for salaried employees, benefits were increased under the defined contribution plan. The Company contributes annually from 3% to 6% of participants' compensation based on age, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the year ended June 30, 1996, the Transition Period, and the years ended September 30, 1997 and 1998, were $1,000, $181, $914, and $1,821, respectively.


12. Other Postretirement Benefit Plan

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

     The following sets forth the plan's funded status reconciled with amounts reported in the Company's consolidated balance sheets:

                                                            September 30,     September 30,
                                                                 1997             1998
                                                           ---------------   --------------
   Accumulated postretirement benefit obligation (APBO):
    Retirees ...........................................      $    722           $  648
    Fully eligible active participants .................           813              733
    Other active participants ..........................           869              837
                                                              --------           ------
   Total APBO ..........................................         2,404            2,218
   Unrecognized net loss ...............................        (1,008)            (464)
   Unrecognized transition obligation ..................          (591)            (551)
                                                              --------           ------
     Accrued postretirement benefit liability ..........      $    805           $1,203
                                                              ========           ======

     Net periodic postretirement benefit cost includes the following components:

                                                                           Transition         Years ended
                                                           Year ended     period ended       September 30,
                                                            June 30,      September 30,   -------------------
                                                              1996            1996         1997      1998
                                                          ------------   --------------   ------   -------
Service cost ..........................................       $129             $58         $249      $245
   Interest ...........................................        111              44          179       173
   Net amortization and deferral ......................         54              35          138       114
                                                               ---              --          ---       ---
     Net periodic postretirement benefit cost .........       $294            $137         $566      $532
                                                              ====            ====         ====      ====

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

12. Other Postretirement Benefit Plan --Continued

     For measurement purposes, annual rates of increase of 9.5%, 9.5%, 8.5%, and 8.0% in the per capita costs of covered health care benefits were assumed for the year ended June 30, 1996, the Transition Period, and the years ended September 30, 1997 and 1998, respectively, gradually decreasing to 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1998, by $137 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 1998, by $42. Discount rates of 7.5% and 7.25% were used to determine the accumulated postretirement benefit obligations as of September 30, 1997 and 1998, respectively.


13. Business Segment and International Operations

     Information about the Company's operations in different geographic areas is summarized as follows:


                                                          Transition              Years ended
                                          Year ended     Period ended            September 30,
                                           June 30,      September 30,   -----------------------------
                                             1996            1996            1997           1998
                                         ------------   --------------   ------------   -----------
Net sales to unaffiliated customers:
    United States ....................    $ 341,967       $  82,329       $ 352,468      $ 412,366
    Foreign:
     Europe ..........................       64,432          15,304          62,546         67,624
     Other ...........................       16,955           4,247          17,538         15,743
                                          ---------       ---------       ---------      ---------
   Total .............................    $ 423,354       $ 101,880       $ 432,552      $ 495,733
                                          =========       =========       =========      =========
   Transfers between geographic areas:
    United States ....................    $  27,097       $   7,432       $  28,403      $  26,401
    Foreign:
     Europe ..........................          730             422           1,459          1,433
                                          ---------       ---------       ---------      ---------
   Total .............................    $  27,827       $   7,854       $  29,862      $  27,834
                                          =========       =========       =========      =========
   Net sales:
    United States ....................    $ 369,065       $  89,760       $ 380,872      $ 438,767
    Foreign:
     Europe ..........................       65,161          15,727          64,004         69,057
     Other ...........................       16,955           4,247          17,538         15,743
    Eliminations .....................      (27,827)         (7,854)        (29,862)       (27,834)
                                          ---------       ---------       ---------      ---------
   Total .............................    $ 423,354       $ 101,880       $ 432,552      $ 495,733
                                          =========       =========       =========      =========
   Income (loss) from operations:
    United States ....................    $  24,759       $ (20,983)      $  30,379      $  36,981
    Foreign:
     Europe ..........................        5,002          (2,539)          3,759          3,490
     Other ...........................          516            (150)            387             74
                                          ---------       ---------       ---------      ---------
   Total .............................    $  30,277       $ (23,672)      $  34,525      $  40,545
                                          =========       =========       =========      =========
   Total assets:
    United States ....................    $ 192,058       $ 213,327       $ 208,439      $ 259,476
    Foreign:
     Europe ..........................       33,719          35,065          32,137         34,902
     Other ...........................       17,532          18,782          17,946         16,906
    Eliminations .....................      (22,564)        (23,886)        (22,173)       (24,943)
                                          ---------       ---------       ---------      ---------
   Total .............................    $ 220,745       $ 243,288       $ 236,349      $ 286,341
                                          =========       =========       =========      =========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

14. Commitments and Contingencies

     In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with the 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2003, and $500 in each year thereafter, as long as the related equipment patents are enforceable (2023). The Company incurred royalty expenses of $2,000, $500, $2,000 and $2,000 for the year ended June 30, 1996, the
Transition Period, and the years ended September 30, 1997 and 1998, respectively. Additionally, the Company has committed to purchase $7,500 of production equipment and $600 of tooling at September 30, 1998.

     The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,511, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

     The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.


15. Related Party Transactions

     The Company and THL Co. are parties to a Management Agreement pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. In consideration of ongoing consulting and management advisory services, the Company will pay THL Co. an aggregate annual fee of $360 plus expenses. Under the Management Agreement and in connection with the closing of the Recapitalization, the Company paid THL Co. and an affiliate $3,250 during the Transition Period. The Company paid THL Co. aggregate fees of $386 and $408 for the years ended September 30, 1997 and 1998, respectively.

     The Company and a shareholder of the Company (the principal shareholder prior to the Recapitalization) are parties to agreements which include a consulting arrangement and non-competition provisions. Terms of the agreements required the shareholder to provide consulting services for an annual fee of $200 plus expenses. The term of these agreements runs concurrent with the Management Agreement, subject to certain conditions as defined in the agreements. The Consulting Agreement was terminated August 1, 1997. The Company paid the shareholder $175 during the year ended September 1997.

     The Company has notes receivable from officers in the amount of $1,261 and $890 at September 30, 1997 and 1998, respectively, generally payable in five years, which bear interest at 7% to 8%. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders' equity (deficit). The Company had short-term notes receivable from employees of $397 at September 30, 1997 which were used to purchase common stock of the Company, through the exercise of stock options, and were also classified as a reduction of shareholders' equity (deficit). The short-term notes were repaid in November and December, 1997.


16. Other Special Charges

     During the Transition Period, the Company recorded special charges as follows: (i) $2,700 of charges related to the exit of certain manufacturing operations, (ii) $1,700 of charges to increase net deferred compensation plan obligations to reflect curtailment of such plans; (iii) $1,500 of charges reflecting the present value of lease payments for land which management has determined will not be used for any future productive purpose; (iv) $6,900 in costs

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


16. Other Special Charges --Continued

and asset write-downs principally related to changes in product pricing strategies adopted by management subsequent to the Recapitalization; and (v) $3,300 of employee termination benefits and other charges. Payment for these costs was or is expected to be as follows: $7,700 was paid prior to September 30, 1996; $5,600 was paid in fiscal 1997; $1,100 was paid in fiscal 1998; and $1,700 is expected to be paid thereafter.

     During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $2,500 of charges related to the exit of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility by early fiscal 1998, which includes $1,100 of employee termination benefits for 137 employees, (ii) $1,400 of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company completed in fiscal 1998, (iii) $2,000 of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company completed in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2,900 gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the 1997 restructuring activities follows:

                          1997 Restructuring Summary

                                              Termination      Other
                                                benefits       costs        Total
                                             -------------   ---------   -----------
    Expenses accrued .....................     $  4,000       $  600      $  4,600
    Change in estimate ...................          500          600         1,100
    Expensed as incurred .................           --          200           200
    Expenditures .........................       (3,300)        (700)       (4,000)
                                               --------       ------      --------
   Balance at September 30, 1997 .........        1,200          700         1,900
    Change in estimate ...................         (200)        (400)         (600)
    Expenditures .........................       (1,000)        (300)       (1,300)
                                               --------       ------      --------
   Balance at September 30, 1998 .........     $     --       $   --      $     --
                                               ========       ======      ========

     During the year ended September 30, 1998, the Company recorded special charges and credits as follows: (i) a credit of $1,243 related to the settlement of deferred compensation agreements with certain former employees,
(ii) charges of $5,280 related to (a) the September 1998 closing of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution through June 1998 in the United Kingdom, and (c) the September 1998 closing of one of the Company's German sales offices, which amounts include $1,771 of employee termination benefits for 73 employees, $1,457 of lease cancellation costs, and $1,032 of equipment and intangible asset write-offs, and $1,020 of other costs, (iii) charges of $2,184 related to the closing by April 1999 of the Company's Appleton, Wisconsin, manufacturing facility, which amount includes $1,449 of employee termination benefits for 153 employees, $200 of fixed asset write-offs and $535 of other costs, (iv) charges of $1,963 related to the exit by March 1999 of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount includes $295 of employee termination benefits for 29 employees, $1,256 of fixed asset write-offs, and $412 of other costs, (v) a $2,435 gain on the sale of the Company's previously closed Kinston, North Carolina, facility, (vi) charges of $854 related to the secondary offering of the Company's common stock, and (vii) miscellaneous credits of $420. A summary of the 1998 restructuring activities follows:

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


16. Other Special Charges --Continued

                          1998 Restructuring Summary

                                              Termination       Other
                                                benefits        costs         Total
                                             -------------   -----------   -----------
    Expense accrued ......................     $  3,700       $  3,800      $  7,500
    Change in estimate ...................         (100)           500           400
    Expensed as incurred .................          200          1,300         1,500
    Cash expenditures ....................       (1,500)        (1,400)       (2,900)
    Non-cash charges .....................           --         (1,600)       (1,600)
                                               --------       --------      --------
   Balance at September 30, 1998 .........     $  2,300       $  2,600      $  4,900
                                               ========       ========      ========

17. Acquisitions

     The Company completed the following acquisitions in 1998, all of which were accounted for as purchases.

     On November 27, 1997, the Company acquired Brisco GmbH in Germany and Brisco B.V. in Holland (collectively "Brisco"), a distributor of hearing aid batteries for $4,900. Brisco recorded calendar 1997 sales of $4,500.

     On March 13, 1998, the Company acquired Direct Power Plus of New York ("DPP"), a full line marketer of rechargeable batteries and accessories for cellular phones and video camcorders for $4,700 plus incentive payments which were anticipated to total approximately $2,700. The initial $4,700 acquisition price included $3,200 in cash (of which $500 was to be paid in cash after a specified time period for resolution of acquisition related claims) and $1,500 of assumed bankers' acceptances. On June 29, 1998, the Company amended the March 13, 1998 Stock Purchase Agreement which resulted in a payment of $1,900 to a former shareholder of DPP in return for the cancellation of future incentive payments and settlement of the $500 payment for acquisition related claims under the DPP Agreement.

     On March 30, 1998, the Company acquired the battery distribution portion of Best Labs, St. Petersburg, Florida, a distributor of hearing aid batteries and a manufacturer of hearing instruments for $2,100. The acquired portion of Best Labs had net sales of approximately $2,600 in calendar 1997.


18. Quarterly Results (unaudited)

                                                                         Quarter Ended
                                                   ----------------------------------------------------------
                                                    December 28,     March 29,     June 29,     September 30,
                                                        1996            1997         1997           1997
                                                   --------------   -----------   ----------   --------------
   Net sales ...................................      $141,922        $83,633     $95,466        $111,531
   Gross profit ................................        62,903         36,510      43,249          55,321
   Net income (loss) ...........................         2,380         (1,720)      2,652           2,874
   Basic net income (loss) per share ...........          0.12          (0.08)       0.13            0.14
   Diluted net income (loss) per share .........          0.12          (0.08)       0.13            0.14


                                                                             Quarter Ended
                                                       ----------------------------------------------------------
                                                        December 27,     March 28,     June 27,     September 30,
                                                            1997            1998         1998           1998
                                                       --------------   -----------   ----------   --------------
   Net sales .......................................      $149,995        $96,081     $111,054       $138,603
   Gross profit ....................................        72,640         45,536       53,224         66,306
   Income (loss) before extraordinary item .........         8,534           (982)       3,849          4,969
   Net income (loss) ...............................         6,559           (982)       3,849          4,969
   Basic net income (loss) per share ...............          0.28          (0.04)        0.14           0.18
   Diluted net income (loss) per share .............          0.26          (0.04)        0.13           0.17

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

19. Subsequent Event

     The Company has reached an agreement in principle to acquire 99.6% of the outstanding common stock of ROV Limited, a leading battery manufacturer in Latin America with 1997 sales of approximately $84 million, for approximately $120 million. The acquisition, which is subject to various conditions, including completion of due diligence and lender and other consents, will be accounted for as a purchase and is anticipated to close by the end of February 1999. The acquisition is expected to be financed with a combination of proceeds of an equity offering and additional borrowings.


20. Condensed Consolidating Financial Statements

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

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

20. Condensed Consolidating Financial Statements --Continued

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1998

                                                                        Guarantor   Nonguarantor
                                                             Parent    subsidiary   subsidiaries   Eliminations   Consolidated
                          ASSETS                           ---------- ------------ -------------- -------------- -------------
Current assets:
 Cash and cash equivalents ............................... $  1,355     $    44        $   195      $      --    $  1,594
 Receivables:
  Trade accounts receivable, net of allowance for
    doubtful receivables .................................   82,635          --         18,947             --     101,582
  Other ..................................................    9,476          41            489         (7,253)      2,753
 Inventories .............................................   53,120          --          9,680            (38)     62,762
 Deferred income taxes ...................................    7,578         342             71             --       7,991
 Prepaid expenses and other ..............................    5,783          --            955             --       6,738
                                                           --------     -------        -------      ---------    --------
      Total current assets ...............................  159,947         427         30,337         (7,291)    183,420
                                                           --------     -------        -------      ---------    --------
 Property, plant and equipment, net ......................   66,174          --          5,193             --      71,367
 Deferred charges and other ..............................   25,447          --          5,481         (7,282)     23,646
 Debt issuance costs .....................................    7,908          --             --             --       7,908
 Investment in subsidiaries ..............................   17,229      16,724             --        (33,953)         --
                                                           --------     -------        -------      ---------    --------
      Total assets ....................................... $276,705     $17,151        $41,011      $ (48,526)   $286,341
                                                           ========     =======        =======      =========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt .................... $  2,360     $    --        $ 2,247      $  (1,017)   $  3,590
 Accounts payable ........................................   58,398          --         12,005         (5,604)     64,799
 Accrued liabilities:
  Wages and benefits .....................................    8,521          --          1,559             --      10,080
  Accrued interest .......................................    2,989          --             31             --       3,020
  Recapitalization and other special charges .............    4,825          --          1,964             --       6,789
  Other ..................................................   12,229        (308)         2,911         (1,347)     13,485
                                                           --------     -------        -------      ---------    --------
      Total current liabilities ..........................   89,322        (308)        20,717         (7,968)    101,763
                                                           --------     -------        -------      ---------    --------
Long-term debt, net of current maturities ................  149,441          --          3,349         (4,104)    148,686
Employee benefit obligations, net of current portion .....   10,433          --             --             --      10,433
Deferred income taxes ....................................    2,434         230             22           (698)      1,988
Other ....................................................    1,398          --            199             --       1,597
                                                           --------     -------        -------      ---------    --------
      Total liabilities ..................................  253,028         (78)        24,287        (12,770)    264,467
                                                           --------     -------        -------      ---------    --------
Shareholders' equity (deficit):
 Common stock ............................................      569           --        12,072        (12,072)        569
 Additional paid-in capital ..............................  103,304        3,525           750         (4,275)    103,304
 Foreign currency translation adjustment .................    2,500        2,500         2,500         (5,000)      2,500
 Notes receivable from officers/shareholders .............     (890)          --            --             --        (890)
 Retained earnings .......................................   47,078       11,204         1,402        (14,409)     45,275
                                                            -------       ------        ------        -------     -------
                                                            152,561       17,229        16,724        (35,756)    150,758
 Less stock held in trust for deferred
   compensation plan .....................................     (412)          --            --             --        (412)
 Less treasury stock, at cost ............................ (128,472)          --            --             --    (128,472)
                                                           --------       ------        ------        -------    --------
Total shareholders' equity ...............................   23,677       17,229        16,724        (35,756)     21,874
                                                           --------       ------        ------        -------    --------
Total liabilities and shareholders' equity ............... $276,705      $17,151       $41,011       $(48,526)   $286,341
                                                           ========      =======       =======       ========    ========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1998



                                                                  Guarantor   Nonguarantor
                                                       Parent    subsidiary   subsidiaries   Eliminations   Consolidated
                                                    ----------- ------------ -------------- -------------- -------------
Net sales .........................................  $438,767      $   --        $84,786      $ (27,820)     $495,733
Cost of goods sold ................................   233,799          --         51,912        (27,684)      258,027
                                                     --------      ------        -------      ---------      --------
  Gross profit ....................................   204,968          --         32,874           (136)      237,706
                                                     --------      ------        -------      ---------      --------
Operating expenses:
 Selling ..........................................   131,396          --         17,479             --       148,875
 General and administrative .......................    28,830        (978)         8,097            (72)       35,877
 Research and development .........................     6,226          --             --             --         6,226
 Recapitalization charges .........................      (212)         --             --             --          (212)
 Other special charges ............................     1,378          --          5,017             --         6,395
                                                     --------      ------        -------      ---------      --------
                                                      167,618        (978)        30,593            (72)      197,161
                                                     --------      ------        -------      ---------      --------
  Income from operations ..........................    37,350         978          2,281            (64)       40,545
Interest expense ..................................    15,204          --            466             --        15,670
Equity in income of subsidiary ....................      (888)       (771)            --          1,659            --
Other (income) expense, net .......................      (994)        543            296             --          (155)
                                                     --------      ------        -------      ---------      --------
Income before income taxes and extraordinary
 item .............................................    24,028       1,206          1,519         (1,723)       25,030
Income tax expense ................................     7,594         318            748             --         8,660
                                                     --------      ------        -------      ---------      --------
Income (loss) before extraordinary item ...........    16,434         888            771         (1,723)       16,370
Extraordinary item, net of income tax benefit .....    (1,975)         --             --             --        (1,975)
                                                     --------      ------        -------      ---------      --------
  Net income ......................................  $ 14,459      $  888        $   771      $  (1,723)     $ 14,395
                                                     ========      ======        =======      =========      ========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)

20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1998



                                                                       Guarantor   Nonguarantor
                                                           Parent     subsidiary   subsidiaries   Eliminations   Consolidated
                                                       ------------- ------------ -------------- -------------- -------------
Net cash provided (used) by operating activities .....  $  (10,114)      $(2)        $  2,703       $  5,920     $   (1,493)
Cash flows from investing activities:
 Purchases of property, plant and equipment ..........     (14,395)       --           (1,536)            --        (15,931)
 Proceeds from sale of property, plant and
   equipment .........................................       3,334        --              344             --          3,678
 Payment for acquisitions ............................      (6,271)       --           (4,853)            --        (11,124)
                                                        ----------       ---         --------       --------     ----------
Net cash used by investing activities ................     (17,332)       --           (6,045)            --        (23,377)
                                                        ----------       ---         --------       --------     ----------
Cash flows from financing activities:
 Reduction of debt ...................................    (135,500)       --           (4,524)            --       (140,024)
 Proceeds from debt financing ........................      79,755        --            8,093         (5,920)        81,928
 Proceeds from issuance of common stock ..............      87,160        --               --             --         87,160
 Other ...............................................      (3,247)       --             (465)            --         (3,712)
                                                        ----------       ---         --------       --------     ----------
Net cash provided by financing activities ............      28,168        --            3,104         (5,920)        25,352
                                                        ----------       ---         --------       --------     ----------
Effect of exchange rate changes on cash and
 cash equivalents ....................................          --        --              (21)            --            (21)
                                                        ----------       ---         --------       --------     ----------
 Net increase (decrease) in cash and cash
  equivalents .................................. .....         722        (2)            (259)            --            461
Cash and cash equivalents, beginning of period .......         633        46              454             --          1,133
                                                        ----------     -----         --------       --------     ----------
Cash and cash equivalents, end of period .............  $    1,355       $44         $    195       $     --     $    1,594
                                                        ==========     =====         ========       ========     ==========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)
20. Condensed Consolidating Financial Statements --Continued

                     CONDENSED CONSOLIDATING BALANCE SHEET
                              SEPTEMBER 30, 1997


                                                                          Guarantor   Nonguarantor
                                                              Parent     subsidiary   subsidiaries   Eliminations   Consolidated
                                                           ------------ ------------ -------------- -------------- -------------
                          ASSETS
Current assets:
 Cash and cash equivalents ............................... $    633     $    46          $   454    $     --       $  1,133
 Receivables:
   Trade accounts receivable, net of allowance for
    doubtful receivables .................................   60,868          --           15,190          --         76,058
  Other ..................................................    8,500         702            2,659      (8,782)         3,079
 Inventories .............................................   45,003          --           13,722        (174)        58,551
 Deferred income taxes ...................................    8,664         342               93          --          9,099
 Prepaid expenses and other ..............................    5,101          --              827          --          5,928
                                                           --------     -------          -------    --------       --------
      Total current assets ...............................  128,769       1,090           32,945      (8,956)       153,848
                                                           --------     -------          -------    --------       --------
 Property, plant and equipment, net ......................   60,860          --            4,651          --         65,511
 Deferred charges and other ..............................    8,411          --              612      (1,310)         7,713
 Debt issuance costs .....................................    9,277          --               --          --          9,277
 Investment in subsidiaries ..............................   16,111      15,627               --     (31,738)            --
                                                           --------     -------          -------    --------       --------
      Total assets ....................................... $223,428     $16,717          $38,208    $(42,004)      $236,349
                                                           ========     =======          =======    ========       ========
              LIABILITIES AND SHAREHOLDERS'
                        EQUITY (DEFICIT)
Current liabilities:
 Current maturities of long-term debt .................... $ 22,000     $    --          $ 1,880    $     --       $ 23,880
 Accounts payable ........................................   50,797         150           14,847      (8,535)        57,259
 Accrued liabilities:
  Wages and benefits .....................................    7,766          --            1,577          --          9,343
  Accrued interest .......................................    5,594          --               19          --          5,613
  Recapitalization and other special charges .............    4,235          --              377          --          4,612
  Other ..................................................   15,650         226            3,448          --         19,324
                                                           --------     -------          -------    --------       --------
      Total current liabilities ..........................  106,042         376           22,148      (8,535)       120,031
                                                           --------     -------          -------    --------       --------
Long-term debt, net of current maturities ................  183,441          --               --          --        183,441
Employee benefit obligations, net of current portion .....   11,291          --               --          --         11,291
Deferred income taxes ....................................      554          --              181          --            735
Other ....................................................      956         230              260          --          1,446
                                                           --------     -------          -------    --------       --------
      Total liabilities ..................................  302,284         606           22,589      (8,535)       316,944
Shareholders' equity (deficit):
 Common stock ............................................      500          --           12,072     (12,072)           500
 Additional paid-in capital ..............................   15,974       3,525              750      (4,275)        15,974
 Foreign currency translation adjustment .................    2,270       2,270            2,270      (4,540)         2,270
 Notes receivable from officers/shareholders .............   (1,658)         --               --          --         (1,658)
 Retained earnings .......................................   33,060      10,316              527     (12,582)        31,321
                                                           --------     -------          -------    --------       --------
                                                             50,146      16,111           15,619     (33,469)        48,407
 Less stock held in trust for deferred compensation ......     (962)         --               --          --           (962)
                                                           --------     -------          -------    --------       --------
 Less treasury stock, at cost ............................ (128,040)         --               --          --       (128,040)
                                                           --------     -------          -------    --------       --------
Total shareholders' equity (deficit) .....................  (78,856)     16,111           15,619     (33,469)       (80,595)
                                                           --------     -------          -------    --------       --------
Total liabilities and shareholders' equity (deficit) ..... $223,428     $16,717          $38,208    $(42,004)      $236,349
                                                           ========     =======          =======    ========       ========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1997



                                                   Guarantor   Nonguarantor
                                        Parent    subsidiary   subsidiaries   Eliminations   Consolidated
                                     ----------- ------------ -------------- -------------- -------------
Net sales ..........................  $380,872     $     --       $81,542      $ (29,862)      $432,552
Cost of goods sold .................   212,861           --        52,180        (30,472)       234,569
                                      --------     --------       -------      ---------       --------
  Gross profit .....................   168,011           --        29,362            610        197,983
                                      --------     --------       -------      ---------       --------
Operating expenses:
 Selling ...........................   104,685           --        17,370             --        122,055
 General and administrative ........    26,039         (817)        5,655          1,328         32,205
 Research and development ..........     6,196           --            --             --          6,196
 Other special charges .............     1,348           --         1,654             --          3,002
                                      --------     --------       -------      ---------       --------
                                       138,268         (817)       24,679          1,328        163,458
                                      --------     --------       -------      ---------       --------
  Income from operations ...........    29,743          817         4,683           (718)        34,525
Interest expense ...................    24,118           --           424             --         24,542
Equity in income of subsidiary .....    (3,475)      (2,948)           --          6,423             --
Other (income) expense, net ........      (590)           6           962             --            378
                                      --------     --------       -------      ---------       --------
Income before income taxes .........     9,690        3,759         3,297         (7,141)         9,605
Income tax expense .................     2,786          284           349             --          3,419
                                      --------     --------       -------      ---------       --------
  Net income .......................  $  6,904     $  3,475       $ 2,948      $  (7,141)      $  6,186
                                      ========     ========       =======      =========       ========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1997



                                                                          Guarantor   Nonguarantor
                                                              Parent     subsidiary   subsidiaries   Eliminations   Consolidated
                                                           ------------ ------------ -------------- -------------- -------------
Net cash provided (used) by operating activities ......... $ 34,436        $ (11)    $ 1,240              $--      $ 35,665
Cash flows from investing activities:
 Purchases of property, plant and equipment ..............  (10,113)          --        (743)              --       (10,856)
 Proceeds from sale of property, plant and
   equipment .............................................       52           --          --               --            52
 Sale (purchase) of equipment and technology .............   (1,866)          --       1,866               --            --
                                                           --------        -----     -------              ---      --------
Net cash provided (used) by investing activities .........  (11,927)          --       1,123               --       (10,804)
                                                           --------        -----     -------              ---      --------
Cash flows from financing activities:
 Reduction of debt ....................................... (123,489)          --     (11,590)              --      (135,079)
 Proceeds from debt financing ............................  100,000           --       8,890               --       108,890
 Cash overdrafts .........................................      164           --          --               --           164
 Proceeds from direct financing lease ....................      100           --          --               --           100
 Issuance of stock .......................................      271           --          --               --           271
 Acquisition of treasury stock ...........................   (3,343)          --          --               --        (3,343)
 Exercise of stock options ...............................    1,438           --          --               --         1,438
 Payments on capital lease obligations ...................       --           --        (426)              --          (426)
                                                           --------        -----     -------              ---      --------
Net cash used by financing activities ....................  (24,859)          --      (3,126)              --       (27,985)
                                                           --------        -----     -------              ---      --------
Effect of exchange rate changes on cash and cash
 equivalents .............................................       --           --           2               --             2
                                                           --------        -----     -------              ---      --------
 Net decrease in cash and cash equivalents ...............   (2,350)         (11)       (761)              --        (3,122)
Cash and cash equivalents, beginning of period ...........    2,983           57       1,215               --         4,255
                                                           --------        -----     -------              ---      --------
Cash and cash equivalents, end of period ................. $    633        $  46     $   454              $--      $  1,133
                                                           ========        =====     =======              ===      ========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  Transition Period ended September 30, 1996



                                                         Guarantor    Nonguarantor
                                            Parent      subsidiary    subsidiaries   Eliminations   Consolidated
                                         ------------ -------------- -------------- -------------- -------------
Net sales ..............................  $  89,760      $    --        $ 19,974       $ (7,854)     $ 101,880
Cost of goods sold .....................     53,480           --          13,470         (7,708)        59,242
                                          ---------      -------        --------       --------      ---------
  Gross profit .........................     36,280           --           6,504           (146)        42,638
                                          ---------      -------        --------       --------      ---------
Operating expenses:
 Selling ...............................     23,539           --           4,257             --         27,796
 General and administrative ............      6,508            2           2,109              9          8,628
 Research and development ..............      1,495           --              --             --          1,495
 Recapitalization charges ..............     12,326           --              --             --         12,326
 Other special charges .................     12,768           --           3,297             --         16,065
                                          ---------      -------        --------       --------      ---------
                                             56,636            2           9,663              9         66,310
                                          ---------      -------        --------       --------      ---------
  Loss from operations .................    (20,356)          (2)         (3,159)          (155)       (23,672)
Interest expense .......................      4,320           --             110             --          4,430
Equity in loss of subsidiary ...........      2,508        2,611              --         (5,119)            --
Other (income) expense, net ............       (170)        (162)            408             --             76
                                          ---------      ---------      --------       --------      ---------
Loss before income taxes and
 extraordinary item ....................    (27,014)      (2,451)         (3,677)         4,964        (28,178)
Income tax (benefit) expense ...........     (7,895)          57          (1,066)            --         (8,904)
                                          ---------      ---------      --------       --------      ---------
Loss before extraordinary item .........    (19,119)      (2,508)         (2,611)         4,964        (19,274)
Extraordinary item, loss on early
 extinguishment of debt, net of income
 tax benefit of $777....................     (1,647)          --              --             --         (1,647)
                                          ---------      ---------      --------       --------      ---------
  Net loss .............................  $ (20,766)     $(2,508)       $ (2,611)      $  4,964      $ (20,921)
                                          =========      =========      ========       ========      =========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  Transition Period ended September 30, 1996

                                                                          Guarantor   Nonguarantor
                                                              Parent     subsidiary   subsidiaries   Eliminations   Consolidated
                                                           ------------ ------------ -------------- -------------- -------------
Net cash provided (used) by operating activities ......... $ (2,078)         $16        $    932          $--      $ (1,130)
Cash flows from investing activities:
 Purchases of property, plant and equipment ..............     (912)          --            (336)          --        (1,248)
 Proceeds from sale of property, plant and
   equipment .............................................    1,281           --              --           --         1,281
                                                           --------          ---        --------          ---      --------
Net cash provided (used) by investing activities .........      369           --            (336)          --            33
                                                           --------          ---        --------          ---      --------
Cash flows from financing activities:
 Reduction of debt ....................................... (104,138)          --          (2,952)          --      (107,090)
 Proceeds from debt financing ............................  256,500           --           2,989           --       259,489
 Cash overdraft ..........................................   (2,493)          --              --           --        (2,493)
 Debt issuance costs .....................................  (14,373)          --              --           --       (14,373)
 Extinguishment of debt ..................................   (2,424)          --              --           --        (2,424)
 Distributions from DISC .................................   (1,943)          --              --           --        (1,943)
 Acquisition of treasury stock ........................... (127,925)          --              --           --      (127,925)
 Payments on capital lease obligation ....................       --           --             (84)          --           (84)
                                                           --------          ---        --------          ---      --------
Net cash provided (used) by financing activities .........    3,204           --             (47)          --         3,157
                                                           --------          ---        --------          ---      --------
Effect of exchange rate changes on cash and cash
 equivalents .............................................       --           --               5           --             5
                                                           --------          ---        --------          ---      --------
 Net increase in cash and cash equivalents ...............    1,495           16             554           --         2,065
Cash and cash equivalents, beginning of period ...........    1,488           41             661           --         2,190
                                                           --------          ---        --------          ---      --------
Cash and cash equivalents, end of period ................. $  2,983          $57        $  1,215          $--      $  4,255
                                                           ========          ===        ========          ===      ========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                           Year ended June 30, 1996



                                                   Guarantor   Nonguarantor
                                        Parent    subsidiary   subsidiaries   Eliminations   Consolidated
                                     ----------- ------------ -------------- -------------- -------------
Net sales ..........................  $369,065     $     --       $82,116      $ (27,827)      $423,354
Cost of goods sold .................   213,349           --        53,846        (27,852)       239,343
                                      --------     --------       -------      ---------       --------
 Gross profit ......................   155,716           --        28,270             25        184,011
                                      --------     --------       -------      ---------       --------
Operating expenses:
 Selling ...........................    99,486           --        17,039             --        116,525
 General and administrative ........    25,967           12         5,775             13         31,767
 Research and development ..........     5,442           --            --             --          5,442
                                      --------     --------       -------      ---------       --------
                                       130,895           12        22,814             13        153,734
                                      --------     --------       -------      ---------       --------
 Income (loss) from operations .....    24,821          (12)        5,456             12         30,277
Interest expense ...................     7,731           --           704             --          8,435
Equity in income of subsidiary .....    (2,507)      (2,167)           --          4,674             --
Other (income) expense, net ........       (51)        (570)        1,173             --            552
                                      --------     --------       -------      ---------       --------
Income before income taxes .........    19,648        2,725         3,579         (4,662)        21,290
Income tax expense .................     5,372          218         1,412             --          7,002
                                      --------     --------       -------      ---------       --------
 Net income ........................  $ 14,276     $  2,507       $ 2,167      $  (4,662)      $ 14,288
                                      ========     ========       =======      =========       ========

                     RAYOVAC CORPORATION AND SUBSIDIAIRIES

                    (In thousands, except per share amounts)


20. Condensed Consolidating Financial Statements --Continued

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                           Year ended June 30, 1996

                                                                          Guarantor   Nonguarantor
                                                              Parent     subsidiary   subsidiaries   Eliminations   Consolidated
                                                           ------------ ------------ -------------- -------------- -------------
Net cash provided (used) by operating activities .........  $  14,449      $ (292)      $  3,688          $--       $   17,845
Cash flows from investing activities:
 Purchases of property, plant and equipment ..............     (6,558)         --            (88)          --           (6,646)
 Proceeds from sale of property, plant and
   equipment .............................................        298          --             --           --              298
                                                            ---------      ------       --------          ---       ----------
Net cash used by investing activities ....................     (6,260)         --            (88)          --           (6,348)
                                                            ---------      ------       --------          ---       ----------
Cash flows from financing activities:
 Reduction of debt .......................................    (97,627)         --         (6,899)          --         (104,526)
 Proceeds from debt financing ............................     93,600          --          2,652           --           96,252
 Cash overdrafts .........................................      2,339          --             --           --            2,339
 Distributions from DISC .................................     (5,187)         --             --           --           (5,187)
 Intercompany dividends ..................................         --         130           (130)          --               --
 Acquisition of treasury stock ...........................       (533)         --             --           --             (533)
 Payments on capital lease obligation ....................         --          --           (295)          --             (295)
                                                            ---------      ------       --------          ---       ----------
Net cash provided (used) by financing activities .........     (7,408)        130         (4,672)          --          (11,950)
                                                            ---------      ------       --------          ---       ----------
Effect of exchange rate changes on cash and cash
 equivalents .............................................         --          --             (2)          --               (2)
                                                            ---------      ------       ---------         ---       -----------
 Net increase (decrease) in cash and cash
  equivalents ............................................        781        (162)        (1,074)          --             (455)
Cash and cash equivalents, beginning of period ...........        707         203          1,735           --            2,645
                                                            ---------      ------       --------          ---       ----------
Cash and cash equivalents, end of period .................  $   1,488      $   41       $    661          $--       $    2,190
                                                            =========      ======       ========          ===       ==========

                          Independent Auditors' Report



The Board of Directors
Rayovac Corporation:




On November 9, 1998, except as to note 19 which is as of December 23, 1998, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 1997 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended, which are included in the 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as of September 30, 1997 and 1998 and for the years then ended as listed in
Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       /s/ KPMG Peat Marwick LLP
                                                           KPMG Peat Marwick LLP


Milwaukee, Wisconsin
November 9, 1998, except as to note 19 which is as of December 23, 1998

                     RAYOVAC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

 For the fiscal years ended September 30, 1998 and 1997, the Transition Period ended September 30, 1996 and the year ended June 30, 1996
                                 (In thousands)



                  Column A                      Column B       Column C      Column D        Column E
-------------------------------------------   ------------   -----------   ------------   --------------
                                                              Additions
                                               Balance at     Charged to
                                                Beginning     Costs and                     Balance at
                Descriptions                    of Period      Expenses     Deductions     End of Period
-------------------------------------------   ------------   -----------   ------------   --------------
September 30, 1998:
 Allowance for doubtful accounts ..........      $1,221          $745          $610           $1,356
                                                 ======          ====          ====           ======
September 30, 1997:
 Allowance for doubtful accounts ..........      $  722          $617          $118           $1,221
                                                 ======          ====          ====           ======
Transition Period Ended September 30, 1996:
 Allowance for doubtful accounts ..........      $  786          $147          $211           $  722
                                                 ======          ====          ====           ======
June 30, 1996:
 Allowance for doubtful accounts ..........      $  702          $545          $461           $  786
                                                 ======          ====          ====           ======

                 See accompanying Independent Auditors' Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          RAYOVAC CORPORATION



                                          By: /s/ David A. Jones
                                             ----------------------------------
                                             Name: David A. Jones
                                             Title: Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

Date: December 24, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of December 24, 1998.



          Signature                                    Title
-----------------------------   ---------------------------------------------------

    /s/ David A. Jones         Chairman of the Board and Chief Executive Officer
-------------------------      (Principal Executive Officer)
      David A. Jones


  /s/ Kent J. Hussey           President and Chief Operating Officer and Director
-------------------------
   Kent J. Hussey


  /s/ Roger F. Warren          President-International/Micropower and Director
-------------------------
   Roger F. Warren


   /s/ Trygve Lonnebotn        Executive Vice President-Operations and Director
-------------------------
   Trygve Lonnebotn


 /s/ Randall J. Steward        Senior Vice President-Finance and Chief Financial
-------------------------      Officer (Principal Financial Officer and Principal
    Randall J. Steward         Accounting Officer)


  /s/ Scott A. Schoen          Director
-------------------------
   Scott A. Schoen


  /s/ Thomas R. Shepherd       Director
-------------------------
  Thomas R. Shepherd


   /s/ Warren C. Smith, Jr.    Director
-------------------------
  Warren C. Smith, Jr.


  /s/ Joseph W. Deering        Director
-------------------------
   Joseph W. Deering

    /s/ John S. Lupo           Director
-------------------------
      John S. Lupo

                                 EXHIBIT INDEX


   Exhibit Number   Description
------------------- -------------------------------------------------------------------------------------------

     3.1+           Amended and Restated Articles of Incorporation of the Company.

     3.2+           Amended and Restated By-laws of the Company.

     4.1**          Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc.
                    and Marine Midland Bank, as trustee, relating to the Company's 101/4% Senior Subordinated
                    Notes due 2006.

     4.2**          Specimen of the Notes (included as an exhibit to Exhibit 4.1).

     4.3****        Amended and Restated Credit Agreement, dated as of December 30, 1997 by and among the
                    Company, the lenders party thereto, Bank of America National Trust and Savings Association
                    ("BofA") as Administrative Agent.

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

     4.8*           Specimen certificate representing the Common Stock.

    10.1**          Management Agreement, dated as of September 12, 1996, by and between the Company and
                    Thomas H. Lee Company.

    10.2**          Confidentiality, Non-Competition and No-Hire Agreement dated as of September 12, 1996 by and between the Company and Thomas F. Pyle.

    10.3++          Amended and Restated Employment Agreement, dated as of April 27, 1998, by and between the Company and David A. Jones.

    10.4++          Employment Agreement, dated as of April 27, 1998, by and between the Company and
                    Kent J. Hussey.

    10.5            Amendment to Employment Agreement, dated as of October 1, 1998, by and between the
                    Company and Kent J. Hussey.

    10.6            Severance Agreement by and between the Company and Randall J. Steward.

    10.7            Severance Agreement by and between the Company and Roger F. Warren.

    10.8            Severance Agreement by and between the Company and Stephen P. Shanesy.

    10.9            Severance Agreement by and between the Company and Merrell M. Tomlin.

    10.10**         Technology, License and Service Agreement between Battery Technologies (International)
                    Limited and the Company, dated June 1, 1991, as amended April 19, 1993 and
                    December 31, 1995.

    10.11**         Building Lease between the Company and SPG Partners, dated May 14, 1985, as amended
                    June 24, 1986 and June 10, 1987.

    10.12***        Rayovac Corporation 1996 Stock Option Plan.

    10.13***        Rayovac Corporation 1997 Stock Option Plan.

    10.14*          1997 Rayovac Incentive Plan.

    10.15*          Rayovac Profit Sharing and Savings Plan.

    10.16++++       Technical Collaboration, Sale and Supply Agreement dated as of March 5, 1998 by and among the Company, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric
                    Industrial Co., Ltd.

    16+++           Letter re: change in certifying accountant.

 Exhibit Number  Description
---------------- ---------------------------------------
  21             Subsidiaries of the Company.
  23.1           Consent of KPMG Peat Marwick LLP.
  23.2           Consent of PricewaterhouseCoopers LLP.
  27             Financial Data Schedule.

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

**** Incorporated by reference to the Company's Registration Statement on Form
     S-3 (Registration No. 333-49281) filed with the Commission.

+ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997 filed with the Commission on December 23, 1997.

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 27, 1998 filed with the Commission on August 4, 1998.

+++ Incorporated by reference to the Company's Current Report on Form 8-K/A filed with the Commission on June 20, 1997.

++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998 filed with the Commission on May 5, 1998.