Form 10-Q
period 1999-01-03
RAYOVAC CORP
filed 1999-02-17
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended              January 3, 1999

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

                                 not applicable
                           --------------------------

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

                                Yes ( X ) No ( )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of February 17, 1999, was 27,484,780.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------


                               RAYOVAC CORPORATION
                      Condensed Consolidated Balance Sheets
                  As of January 3, 1999 and September 30, 1998
                    (In thousands, except per share amounts)

                                    -ASSETS-

                                                                                January 3, 1999   September 30, 1998
                                                                                ---------------   ------------------
                                                                                  (Unaudited)
        Current assets:
            Cash and cash equivalents                                            $        2,742            $ 1,594
            Receivables                                                                 108,386            104,335
            Inventories                                                                  56,405             62,762
            Prepaid expenses and other                                                   18,545             14,729
                                                                                 ---------------    ---------------

                   Total current assets                                                 186,078            183,420

        Property, plant and equipment, net                                               72,448             71,367
        Deferred charges and other                                                       38,134             31,554
                                                                                 ---------------    ---------------
                   Total  assets                                                 $      296,660          $ 286,341
                                                                                 ===============    ===============


                                        -LIABILITIES AND SHAREHOLDERS' EQUITY-
        Current liabilities:
            Current maturities of long-term debt                                 $        4,766            $ 3,590
            Accounts payable                                                             63,381             64,799
            Accrued liabilities:
                 Wages and benefits and other                                            28,867             26,585
                 Recapitalization and other special charges                               4,136              6,789
                                                                                 ---------------    ---------------

                   Total current liabilities                                            101,150            101,763

        Long-term debt, net of current maturities                                       149,139            148,686
        Employee benefit obligations, net of current portion                             10,788             10,433
        Other                                                                             4,011              3,585
                                                                                 ---------------    ---------------

                   Total liabilities                                                    265,088            264,467

        Shareholders' equity:
            Common stock, $.01 par value, authorized 150,000 shares; issued
            56,959 and 56,907 shares respectively;
            outstanding 27,485 and 27,471 shares, respectively                              570                569
        Additional paid-in capital                                                      103,533            103,304
        Notes receivable from officers/shareholders                                        (890)              (890)
        Retained earnings                                                                55,727             45,735
                                                                                 ---------------    ---------------
                                                                                        158,940            148,718

        Less stock held in trust for deferred compensation
           plan, 15 and 24 shares, respectively                                            (337)              (412)
        Less treasury stock, at cost, 29,474 and 29,436
           shares, respectively                                                        (128,975)          (128,472)
        Accumulated other comprehensive income (expense):
            Foreign currency translation adjustment                                       2,404              2,500
            Minimum pension liability adjustment                                           (460)              (460)
                                                                                 ---------------    ---------------
                   Total shareholders' equity                                            31,572             21,874
                                                                                 ---------------    ---------------
                   Total liabilities and shareholders' equity                    $      296,660          $ 286,341
                                                                                 ===============    ===============


        See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Operations
     For the three month periods ended January 3, 1999 and December 27, 1997
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                 Fiscal 1999        Fiscal 1998
                                                                 -----------        -----------
Net sales                                                     $      160,542             $ 149,995
Cost of goods sold                                                    81,859                77,407
                                                              ---------------     -----------------
     Gross profit                                                     78,683                72,588

Selling                                                               47,589                45,472
General and administrative                                             8,794                 7,677
Research and development                                               2,081                 2,057
Other special charges (income)                                           648                (1,219)
                                                              ---------------     -----------------
     Total operating expenses                                         59,112                53,987

        Income from operations                                        19,571                18,601

Other expense (income):
  Interest expense                                                     3,656                 5,024
  Other expense (income)                                                 227                  (233)
                                                              ---------------     -----------------
                                                                       3,883                 4,791

Income before income taxes and extraordinary item                     15,688                13,810

Income tax expense                                                     5,696                 5,276
                                                              ---------------     -----------------

Income before extraordinary item                                       9,992                 8,534

Extraordinary item, loss on early extinguishment of debt,
     net of income tax benefit of $1,263                                  --                 1,975
                                                              ---------------     -----------------

        Net income                                            $        9,992               $ 6,559
                                                              ===============     =================

Basic earnings per share
Average shares outstanding                                            27,483                23,453
Income before extraordinary item                              $         0.36                $ 0.36
Extraordinary item                                                        --                 (0.08)
                                                              ---------------     -----------------
Net income                                                    $         0.36                $ 0.28
                                                              ===============     =================

Diluted earnings per share
Average shares outstanding and common stock equivalents               29,171                25,091
Income before extraordinary item                              $         0.34                $ 0.34
Extraordinary item                                                        --                 (0.08)
                                                              ---------------     -----------------
Net income                                                    $         0.34                $ 0.26
                                                              ===============     =================



See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 Condensed Consolidated Statements of Cash Flows
     For the three month periods ended January 3, 1999 and December 27, 1997
                                   (Unaudited)
                                 (In thousands)

                                                                    Fiscal 1999        Fiscal 1998
                                                                    -----------        -----------
Cash flows from operating activities:
       Net income                                                   $  9,992           $  6,559
       Non-cash adjustments to net income:
           Amortization                                                  693                483
           Depreciation                                                2,889              2,834
       Net changes in other assets and liabilities,
           net of effects from acquisition                            (7,567)            (8,155)
                                                                    --------           --------

               Net cash provided by operating activities               6,007              1,721

Cash flows from investing activities:
       Purchases of property, plant and equipment                     (3,995)            (1,832)
       Payment for acquisition                                            --             (4,853)
                                                                    --------           --------

               Net cash used by investing activities                  (3,995)            (6,685)

Cash flows from financing activities:
       Reduction of debt                                              (3,831)           (69,922)
       Proceeds from debt financing                                    3,318              2,333
       Proceeds from issuance of common stock                             --             88,299
       Other                                                            (351)                45
                                                                    --------           --------

               Net cash provided (used) by financing activities         (864)            20,755
                                                                    --------           --------

Effect of exchange rate changes on cash and cash
       equivalents                                                        --                (18)
                                                                    --------           --------

               Net increase in cash and cash equivalents               1,148             15,773

Cash and cash equivalents, beginning of period                         1,594              1,133
                                                                    --------           --------

Cash and cash equivalents, end of period                            $  2,742           $ 16,906
                                                                    ========           ========


     See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
        Notes to Condensed Consolidated Financial Statements (Unaudited)
                    (In thousands except per share amounts)


     1   SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 3, 1999, results of operations for the three month periods ended January 3, 1999, and December 27, 1997, and cash flows for the three month periods ended January 3, 1999, and December 27, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

         Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

         The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in accrued liabilities or accounts receivable. The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999. The fair value of the unrealized portion of this contract at January 3, 1999 is ($565).

         The Company has entered into an amortizing cross currency interest rate swap agreement related to financing the acquisition of Brisco. The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at January 3, 1999 is $3,948. The fair value at January 3, 1999 ($278).

         The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable. The Company has $4,728 of forward exchange contracts at January 3, 1999. The fair value of the unrealized portion of the contracts at January 3, 1999, approximated the contract value.

         The Company also enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $5,519 of such forward exchange contracts at January 3, 1999. The fair value of the unrealized portion of the contracts at January 3, 1999, approximated the contract value.

         The Company enters into forward foreign exchange contracts to hedge the risk from settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars and Pounds Sterling. The Company has entered into foreign exchange contracts to hedge payment obligations denominated in Japanese Yen under a commitment to purchase certain production equipment from Matsushita. The Company has $6,682 of such forward exchange contracts outstanding at January 3, 1999. See related purchase commitment discussed in the commitments and contingencies note. The fair value at January 3, 1999 was $588.

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

         At January 3, 1999, the Company had entered into a series of swaps for zinc with a contract value of $5,930 for the period December 1998 through March 2000. At January 3, 1999, the Company had purchased a series of calls with a contract value of $690 and sold a series of puts with a contract value of $636 for portions of the period from January 1999 through March 1999, designed to set a ceiling and floor price for zinc. While these transactions have no carrying value, the fair value of the unrealized portion of these contracts was ($571) at January 3, 1999.

         At January 3, 1999, the Company had entered into a series of swaps for silver with a contract value of $1,128 for the period December 1998 through March 1999. While these transactions have no carrying value, the fair value of the unrealized portion of these contracts at January 3, 1999 was ($118).


     2   INVENTORIES

         Inventories consist of the following:


                                      January 3, 1999       September 30, 1998
                                      ---------------       ------------------

             Raw material                  $20,553                    $22,311
             Work-in-process                15,363                     16,230
             Finished goods                 20,489                     24,221
                                          --------                   --------
                                           $56,405                    $62,762
                                           =======                    =======


     3   OTHER COMPREHENSIVE INCOME

         Effective October 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         Comprehensive income and the components of other comprehensive income
         (loss) for the three months ended January 3, 1999 and December 27, 1997 are as follows:

                                                      Fiscal 1999        Fiscal 1998
                                                      -----------        -----------

              Net income                                  $9,992             $6,559
              Other comprehensive income (loss)
                    foreign currency translation            (96)                606
                                                            ----                ---
              Comprehensive income                        $9,896             $7,165
                                                          ======             ======

     4   EARNINGS PER SHARE DISCLOSURE

         Earnings per share is calculated based upon the following:

                                    Three month period ended January 3, 1999         Three month period ended December 27, 1997
                                  ----------------------------------------------   ----------------------------------------------
                                     Income        Shares       Per-Share           Income           Shares         Per-Share
                                  (Numerator)   (Denominator)     Amount          (Numerator)    (Denominator)        Amount

Income before extraordinary
item                                 $9,992                                         $8,534

Basic EPS
Income available to common
shareholders                         $9,992        27,483         $0.36             $8,534           23,453           $0.36
                                                                  =====                                               =====

Effect of Dilutive Securities
Stock Options                                       1,688                                             1,638
                                                    -----                                             -----

Diluted EPS
Income available to common
shareholders plus assumed
conversion                           $9,992        29,171         $0.34             $8,534           25,091           $0.34
                                     ======        ======         =====             ======           ======           =====


     5   COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with the 1998 agreement the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2003, and $500 in each year thereafter, as long as the related equipment patents are enforceable
         (2023). Additionally, the Company has committed to purchase $7,500 of production equipment and $411 of tooling.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,499, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

         The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.


     6   OTHER

        During the year ended September 30, 1998, the Company recorded special charges and credits as follows: (i) a credit of $1,243 related to the settlement of deferred compensation agreements with certain former employees, (ii) charges of $5,280 related to (a) the September 1998 closing of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution by June 1998 in the United Kingdom, and (c) the September 1998 closing of one of the Company's German sales offices, which amounts include $1,771 of employee termination benefits for 73 employees, $1,457 of lease cancellation costs, and $1,032 of equipment and intangible asset write-offs, and $1,020 of other costs, (iii) charges of $2,184 related to the closing by April 1999 of the Company's Appleton, Wisconsin, manufacturing facility, which amount includes $1,449 of employee termination benefits for 153 employees, $200 of fixed asset write-offs and $535 of other costs, (iv) charges of $1,963 related to the exit by March 1999 of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount includes $295 of employee termination benefits for 29 employees, $1,256 of fixed asset write-offs, and $412 of other costs, (v) a $2,435 gain on the sale of the Company's previously closed Kinston, North Carolina, facility, (vi) charges of $854 related to the secondary offering of the Company's common stock, and (vii) miscellaneous credits of $420. A summary of the 1998 restructuring activities follows:


                           1998 Restructuring Summary

                          Termination          Other
                           benefits            costs            Total
                           --------            -----            -----

  Expense accrued           $3,700            $3,800            $7,500

  Change in estimate          (100)              500               400
  Expensed as incurred         200             1,300             1,500
  Cash expenditures         (1,500)           (1,400)           (2,900)
  Non-cash charges              --            (1,600)           (1,600)
                            ------            ------            ------

Balance 9/30/98             $2,300            $2,600            $4,900
                            ======            ======            ======


  Change in estimate          (500)               --              (500)
  Expensed as incurred         300               800             1,100
  Cash expenditures           (900)           (2,100)           (3,000)
  Non-cash charges              --              (100)             (100)
                            ------             -----            ------

Balance 1/03/99             $1,200            $1,200            $2,400
                            ======            ======            ======


        During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $2,500 of charges related to the exit of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility by early fiscal 1998, which includes $1,100 of employee termination benefits for 137 employees, (ii) $1,400 of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company completed in fiscal 1998, (iii) $2,000 of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company completed in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2,900 million gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the 1997 restructuring activities follows:


                           1997 Restructuring Summary

                          Termination           Other
                            benefits            costs           Total
                            --------            -----           -----

  Expenses accrued          $4,000              $600            $4,600
  Change in estimate           500               600             1,100
  Expensed as incurred          --               200               200
  Expenditures              (3,300)             (700)           (4,000)
                           -------             -----           -------

Balance 9/30/97             $1,200              $700            $1,900
                            ======              ====            ======


  Change in estimate            --                --                --
  Expensed as incurred          --                --                --
  Expenditures                (700)               --              (700)
                              ----              ----            ------

Balance 12/27/97              $500              $700            $1,200
                              ====              ====            ======


  Change in estimate          (100)             (400)             (500)
  Expensed as incurred          --                --                --
  Expenditures                (200)             (200)             (400)
                             -----             -----             -----

Balance 3/28/98               $200              $100              $300
                              ====              ====              ====


  Change in estimate            --                --                --
  Expensed as incurred          --                --                --
                              ----             -----             -----
  Expenditures                  --              (100)             (100)
                              ----             -----             -----

Balance 6/27/98               $200             $  --              $200
                              ====             =====              ====


  Change in estimate          (100)               --              (100)
  Expensed as incurred          --                --                --
  Expenditures                (100)               --              (100)
                             -----             -----             -----

Balance 9/30/98              $  --             $  --             $  --
                             =====             =====             =====



     7   SUBSEQUENT EVENTS

         On December 23, 1998 the Company entered into a Stock Purchase Agreement to acquire 99.6% of the outstanding common stock of ROV Limited ("ROV") for a purchase price of $120,000. Subsequently, the Company agreed in principle to acquire the remaining 0.4% of ROV's outstanding common stock, together with minority interests in certain of ROV's subsidiaries currently owned by a ROV distributor, for an additional $15,000. The Company currently is negotiating to change the structure and related aspects of its planned ROV Limited acquisition and, as a result, closing of the acquisition will be delayed to March, 1999. There can be no assurance, however, that the Company will be successful in these negotiations or that the Company will complete an acquisition of the common stock or business of ROV Limited.

         On December 24, 1998 the Company filed a registration statement with the SEC for a stock offering of 6,000 shares of common stock. Of the total shares offered, 4,000 new shares would be offered by the Company with the net proceeds of the stock sale to partially finance the ROV Limited acquisition. Another 2,000 shares would be offered by the existing shareholders. On January 27, 1999 the Company announced it would not proceed with the equity offering under the previously-filed registration statement which was not yet effective.

         On January 27, 1999 the Company announced its intent to enter into $300,000 of new senior secured credit facilities with a banking syndicate, led by the agent for the existing syndicate, to finance the entire ROV Limited acquisition and refinance debt outstanding under the Company's existing bank facilities.


     8   GUARANTOR SUBSIDIARY (ROV Holding, Inc.)

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      Condensed Consolidating Balance Sheet
                                 January 3, 1999
                                   (Unaudited)
                                 (In thousands)


                                    -ASSETS-

                                                                              Guarantor    Nonguarantor                 Consolidated
                                                                 Parent       Subsidiary   Subsidiaries    Eliminations     Total
                                                               ----------   -------------  -------------  -------------- -----------
Current assets:
        Cash and cash equivalents                              $   2,415    $      43      $     284         $    --      $   2,742
        Receivables                                            $  97,789          280         19,049          (8,732)       108,386
        Inventories                                               45,550           --         10,681             174         56,405
        Prepaid expenses and other                                17,061          342          1,142              --         18,545
                                                               ---------    ---------      ---------       ---------      ---------

              Total current assets                               162,815          665         31,156          (8,558)       186,078

Property, plant and equipment, net                                67,666           --          4,782              --         72,448
Deferred charges and other                                        38,886           --          5,280          (6,032)        38,134
Investment in subsidiaries                                        17,504       16,930             --         (34,434)            --
                                                               ---------    ---------      ---------       ---------      ---------

        Total assets                                           $ 286,871    $  17,595      $  41,218       $ (49,024)     $ 296,660
                                                               =========    =========      =========       =========      =========


                                            -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
        Current maturities of long-term debt                   $   2,260    $      --      $   3,516       $  (1,010)     $   4,766
        Accounts payable                                          57,225           --         13,060          (6,904)        63,381
        Accrued liabilities:
              Wages and benefits and other                        25,779         (140)         4,292          (1,064)        28,867
              Recapitalization and other special charges           4,012           --            124              --          4,136
                                                               ---------    ---------      ---------       ---------      ---------

              Total current liabilities                           89,276         (140)        20,992          (8,978)       101,150

Long-term debt, net of current maturities                        149,939           --          3,031          (3,831)       149,139
Employee benefit obligations, net of current portion              10,788           --             --              --         10,788
Other                                                              3,515          231            265              --          4,011
                                                               ---------    ---------      ---------       ---------      ---------

        Total liabilities                                        253,518           91         24,288         (12,809)       265,088

Shareholders' equity:
        Common stock                                                 570           --         12,072         (12,072)           570
        Additional paid-in capital                               103,533        3,525            750          (4,275)       103,533
        Notes receivable from officers/shareholders                 (890)          --             --              --           (890)
        Retained earnings                                         57,508       11,575          1,704         (15,060)        55,727
                                                               ---------    ---------      ---------       ---------      ---------

                                                                 160,721       15,100         14,526         (31,407)       158,940

        Less stock held in trust for deferred
           compensation plan                                        (337)          --             --              --           (337)
        Less treasury stock, at cost                            (128,975)          --             --              --       (128,975)
        Accumulated other comprehensive income (expense):
              Foreign currency translation adjustment              2,404        2,404          2,404          (4,808)         2,404
              Minimum pension liability adjustment                  (460)          --             --              --           (460)
                                                               ---------    ---------      ---------       ---------      ---------

        Total shareholders' equity                                33,353       17,504         16,930         (36,215)        31,572
                                                               ---------    ---------      ---------       ---------      ---------

        Total liabilities and shareholders' equity             $ 286,871    $  17,595      $  41,218       $ (49,024)     $ 296,660
                                                               =========    =========      =========       =========      =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                Condensed Consolidating Statements of Operations
                For the three month period ended January 3, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                      Guarantor        Nonguarantor                     Consolidated
                                                        Parent        Subsidiary       Subsidiaries      Eliminations       Total
                                                      ----------     --------------    --------------    -------------- ------------
            Net sales                                 $ 149,041      $    --           $  19,977       $  (8,476)         $ 160,542
            Cost of goods sold                           78,617           --              11,722          (8,480)            81,859
                                                      ---------      ---------         ---------      ----------          ---------
               Gross profit                              70,424           --               8,255               4             78,683

            Selling                                      42,549           --               5,040            --               47,589
            General and administrative                    7,158           (246)            1,900             (18)             8,794
            Research and development                      2,081           --                --              --                2,081
            Other special charges                            71           --                 577            --                  648
                                                      ---------      ---------         ---------       ---------          ---------
               Total operating expenses                  51,859           (246)            7,517             (18)            59,112

               Income from operations                    18,565            246               738              22             19,571

            Other expense (income):
                Interest expense                          3,459           --                 195               2              3,656
                Equity in profit of subsidiary             (371)          (302)             --               673               --
                Other expense (income)                       24              9               196              (2)               227
                                                      ---------      ---------         ---------       ---------          ---------
                                                          3,112           (293)              391             673              3,883

            Income (loss) before income taxes            15,453            539               347            (651)            15,688

            Income tax expense                            5,483            168                45           --                 5,696
                                                      ---------      ---------         ---------       ---------          ---------

               Net income (loss)                      $   9,970      $     371         $     302       $    (651)         $   9,992
                                                      =========      =========         =========       =========          =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 Condensed Consolidating Statement of Cash Flows
                For the three month period ended January 3, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                     Guarantor    Nonguarantor                    Consolidated
                                                          Parent     Subsidiary   Subsidiaries    Eliminations        Total
                                                       ----------    -----------  -------------   -------------   --------------
Net cash provided by operating activities               $ 7,283      $    (1)      $  (996)        $  (279)         $ 6,007

Cash flows from investing activities:
        Purchases of property, plant and equipment       (3,951)        --             (44)           --             (3,995)
        Payment for acquisition                            --           --            --              --               --
                                                         ------      -------       -------         -------          -------

              Net cash used by investing activities      (3,951)        --             (44)           --             (3,995)

Cash flows from financing activities:
        Reduction of debt                                (2,447)        --          (1,730)            346           (3,831)
        Proceeds from debt financing                        500         --           2,885             (67)           3,318
        Proceeds from issuance of common stock             --           --            --              --               --
        Other                                              (325)        --             (26)           --               (351)
                                                         ------      -------       -------         -------          -------

              Net cash provided (used) by financing
                 activities                              (2,272)        --           1,129             279             (864)

Effect of exchange rate changes on cash and cash
        equivalents                                        --           --            --              --               --
                                                         ------      -------       -------         -------          -------

Net increase (decrease) in cash and cash equivalents      1,060           (1)           89            --              1,148

Cash and cash equivalents, beginning of period            1,355           44           195            --              1,594
                                                        -------      -------       -------         -------          -------

Cash and cash equivalents, end of period                $ 2,415      $    43       $   284          $ --            $ 2,742
                                                        =======      =======       =======         =======          =======

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations


Fiscal First Quarter Ended January 3, 1999 Compared to
Fiscal First Quarter Ended December 27, 1997



     Net Sales. Net sales for the three months ended January 3, 1999 (the "Fiscal 1999 Quarter") increased $10.5 million, or 7.0%, to $160.5 million from $150.0 million in the three months ended December 27, 1997 (the "Fiscal 1998 Quarter"). The increase was driven by increased sales of alkaline, alkaline rechargeable, hearing aid, lighting products, and specialty products partially offset by the continued decline in heavy duty battery sales and a decrease in watch battery sales.

Alkaline sales in the Fiscal 1999 Quarter increased $3.9 million, or 4.5%, to $87.6 million from $83.7 million in the same period a year ago. The growth in alkaline was due to expanded distribution and strong promotional programs partially offset by a slowdown in orders as mass merchandisers adjusted inventories and a decision to exit certain private label battery business in England.

Alkaline rechargeable sales increased $2.0 million, or 28.2%, versus the same period a year ago due to increased distribution of rechargeables with a major retailer of rechargeables and expanded international distribution.

Hearing aid battery sales increased $1.3 million, or 7.7%, compared to the same period a year ago due to increased distribution with existing customers and the impact of the Best Labs acquisition completed during the second quarter of Fiscal 1998.

Lighting product sales increased $2.6 million, or 13.8%, to $21.2 million due primarily to new product launches, hurricane season inventory replenishments, and expanded distribution in our industrial lantern battery business.

Specialty battery sales increased $3.8 million to $5.1 million primarily attributable to the impact of the Direct Power Plus acquisition completed during the second quarter of Fiscal 1998.

Heavy duty sales decreased $1.5 million, or 10.4%, compared to the same period a year ago due primarily to the continued decline in the market as consumers move toward alkaline and away from heavy duty batteries.

Watch battery sales decreased $1.3 million, or 36.6%, compared to the same period a year ago due primarily to pricing pressures attributable to industry over-capacity.

     Gross Profit. Gross profit increased $6.1 million, or 8.4%, to $78.7 million from $72.6 million in the Fiscal 1998 Quarter. Gross profit margin increased to 49.0% from 48.4% in the same period a year ago. These increases were primarily attributable to sales volume increases and reduced manufacturing costs as a result of cost rationalization initiatives launched in Fiscal 1997 and 1998.

     Selling Expense. Selling expense increased $2.1 million, or 4.7%, to $47.6 million for the Fiscal 1999 Quarter from $45.5 million in the Fiscal 1998 Quarter. As a percentage of sales, selling expense decreased to 29.6% from 30.3% in the same period a year ago. The increase in dollars is due primarily to increased advertising and promotional spending in support of increased sales. The decrease in selling expense as a percentage of net sales is primarily attributable to the benefits of leveraging advertising, marketing, and selling expenses.

     General and Administrative Expense. General and administrative expense increased $1.1 million, or 14.6%, to $8.8 million for the Fiscal 1999 Quarter from $7.7 million in the Fiscal 1998 Quarter. The increase was due primarily to increased costs associated with information system improvements and increased expenses and amortization related to acquisitions.

     Research and Development Expense. Research and development expense was $2.1 million in the Fiscal 1999 Quarter which was approximately equal to the Fiscal 1998 Quarter.

     Special Charges and (Income). Special charges for the Fiscal 1999 Quarter were $0.6 million compared to income of ($1.2) million in the Fiscal 1998 Quarter associated with the buyout of deferred compensation agreements. Special charges in the Fiscal 1999 Quarter reflect costs associated with closing our Appleton, Wisconsin and Newton Aycliffe, United Kingdom, facilities which was announced in the second quarter of fiscal 1998.

     Income from Operations. Income from operations increased $1.0 million, or 5.2%, to $19.6 million from $18.6 million in the Fiscal 1998 Quarter. The increase was primarily attributable to increased sales and gross profit margins partially offset by increased expenses and special charges.

     Interest Expense. Interest expense for the Fiscal 1999 Quarter decreased $1.3 million, or 27.2%, to $3.7 from $5.0 in the Fiscal 1998 Quarter. The decrease was primarily a result of decreased indebtedness due to our initial public offering completed in November 1997.

     Other Expense/(Income). Foreign exchange losses and interest income resulted in net expense of $0.2 million in the Fiscal 1999 Quarter. In the Fiscal 1998 Quarter interest income was partially offset by foreign exchange losses and resulted in net income of ($0.2) million.

     Income Tax Expense. Our effective tax rate before extraordinary item for the Fiscal 1999 Quarter was 36.3% compared to 38.2% for the Fiscal 1998 Quarter. The improved effective rate is impacted by lower state income taxes and a lower foreign tax rate as compared to our statutory rate.

     Extraordinary Item. The Fiscal 1998 Quarter reflects an extraordinary expense of $2.0 million, net of tax, for the premium payment on the redemption of a portion of our Series B Senior Subordinated Notes.

     Net Income. Net income for the Fiscal 1999 Quarter increased $3.4 million, or 52.3%, to $10.0 million from $6.6 million in the Fiscal 1998 Quarter. The increase reflects the impact of sales growth, improved margins, and the absence of the $2.0 million extraordinary item.

Liquidity and Capital Resources

     For the Fiscal 1999 Quarter, operating activities provided $6.0 million in net cash compared with $1.7 million for Fiscal 1998 Quarter. Operating cash flow before working capital requirements generated $13.6 million in cash flow compared to $9.9 million in the year ago quarter reflecting improvements in income from operations and lower interest expense. Working capital requirements used cash of $7.6 million in the Fiscal 1999 Quarter which was $0.6 million favorable to the Fiscal 1998 Quarter primarily reflecting a smaller increase in receivables than was experienced in the Fiscal 1998 Quarter. Cash costs associated with the restructuring activities announced in Fiscal 1998 have been and are expected to be funded with cash provided from operations.

     Net cash used by investing activities decreased $2.7 million versus the same period a year ago primarily reflecting the acquisition of Brisco for $4.9 million in the Fiscal 1998 Quarter. This decrease was partially offset by increased capital expenditures in the Fiscal 1999 Quarter. Capital expenditures for the Fiscal 1999 Quarter were approximately $4.0 million, an increase of $2.2 million from the Fiscal 1998 Quarter reflecting continued spending on the implementation of the new SAP business enterprise system and the building expansion at our Portage, Wisconsin manufacturing facility. The Company currently expects capital spending for fiscal 1999 to be approximately $24.0 million due to alkaline capacity expansion, alkaline vertical integration programs, building expansion at our Portage, Wisconsin, and our continued implementation of the new SAP computer system.

     During the Fiscal 1999 First Quarter our board of directors granted approximately 285,000 options to purchase shares of common stock to various employees of the company under the 1996 Stock Option Plan and the 1997 Incentive Plan. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant which was $16.19 per share.

     In December, 1998 the Company agreed to acquire 99.6% of the outstanding common stock of ROV Limited ("ROV") for a purchase price of $120 million. Subsequently, the Company agreed in principle to acquire the remaining 0.4% of ROV's outstanding common stock, together with minority interests in certain of ROV's subsidiaries currently owned by a ROV distributor, for an additional $15 million. The Company currently is negotiating to change the structure and related aspects of its planned ROV Limited acquisition and, as a result, closing of the acquisition will be delayed to March, 1999. There can be no assurance, however, that the Company will be successful in these negotiations or that the Company will complete the acquisition of the common stock or business of ROV Limited.

     In conjunction with the ROV acquisition, the Company intends to refinance its existing senior secured credit facilities. These new senior secured credit facilities will be used to finance the entire ROV Limited purchase and refinance the current debt outstanding under the Company's existing bank facilities. The new facilities will consist of a $225 million 5-year revolving credit facility ("Revolver") and a $75 million 5-year amortizing term loan. The Company expects that at the close of the ROV acquisition, approximately $159 million will be funded under the Revolver, leaving approximately $66 million available for future acquisitions and working capital needs. The Company is also seeking the consent of the holders of its 10 1/4% Series B Senior Subordinated Notes due 2006 (the "Notes") to certain amendments to the indenture governing the Notes to facilitate the ROV Limited acquisition and its planned financing thereof.

     The Company had previously filed with the Securities and Exchange Commission a registration statement for an offering of common stock to finance a portion of its acquisition of ROV Limited. The Company has determined not to proceed with this equity offering.

     The Company believes that cash flow from operating activities and periodic borrowings under its planned amended credit facilities will be adequate to meet the Company' short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $90.0 million of which $77.7 million was outstanding as of January 3, 1999, with approximately $5.3 million utilized for outstanding letters of credit. The Company also has $7.8 million outstanding on its acquisition facility as of January 3, 1999.


Year 2000

     The following should be read in conjunction with Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K as of September 30, 1998.

     State of Readiness. The Company's Year 2000 Project is continuing on schedule with remediation and/or replacement of legacy systems scheduled for mid-1999.

     Costs to Address Year 2000 Issues. Expenditures directly related to identification, evaluation and remediation of Year 2000 exposures are currently projected to be $0.8 million for fiscal 1999.

     Capital expenditures for projects undertaken for other reasons but which address Year 2000 issues (primarily SAP) are currently projected to be $5.5 million for fiscal 1999. Other expenditures associated with these capital expenditures are currently projected to be $1.6 million for fiscal 1999.

Forward Looking Statements

     Certain statements contained in this Form 10-Q are forward-looking statements which involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements. Important factors that could cause the Company's actual results to differ materially from those set forth in such forward-looking statements are set forth in the Company's most recent Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

     The Company has market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. Derivative financial instruments are used by the Company, for purposes other than trading purposes, to mitigate the risk from such exposures.

     A discussion of the Company's accounting policies for derivative financial instruments is included in Note 1 "Significant Accounting Policies" in Notes to Condensed Consolidated Financial Statements.


Sensitivity Analysis

     The change in fair value of outstanding derivative financial instruments is related to an opposing change in the value of the underlying asset or liability. The net impact on reported earnings and cash flows of finite shifts in the outstanding derivative financial instruments and the assets and liabilities underlying those instruments has not materially changed since the Company's most recently completed fiscal year end as set forth in its Annual Report on Form 10-K.

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit Number    Description
--------------    -----------
       3.1+       Amended and Restated Articles of Incorporation of the Company.

       3.2+       Amended and Restated By-laws of the Company.

       4.1** Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc. and Marine Midland Bank, as trustee, relating to the Company's 10 1/4% Senior Subordinated Notes due
                  2006.

       4.2**      Specimen of the Notes (included as an exhibit to Exhibit 4.1)

       4.3****    Amended and Restated Credit Agreement, dated as of
                  December 30, 1997, by and among the Company, the lenders party thereto and Bank of America National Trust and Savings Association ("BofA"), as Administrative Agent.

       4.4** The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and BofA.

       4.5** The Company Pledge Agreement, dated as of September 12, 1996, by and between the Company and BofA.

       4.6*** Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company referred to therein.


       4.7***     Amendment No. 1 to Rayovac Shareholders Agreement, dated
                  August 1, 1997, by and among the Company and the shareholders of the Company referred to therein.

       4.8        Amendment No. 2 to Rayovac Shareholders Agreement, dated as of
                  January 8, 1999, by and among the Company and the shareholders of the Company referred to therein.

       4.9*       Specimen certificate representing the Common Stock.

       10.1** Management Agreement, dated as of September 12, 1996, by and between the Company and Thomas H. Lee Company.

       10.2** Confidentiality, Non-Competition and No-Hire Agreement, dated as of September 12, 1996, by and between the Company and Thomas
                  F. Pyle.

       10.3++     Amended and Restated Employment Agreement, dated as of April
                  27, 1998, by and between the Company and David A. Jones.

       10.4++ Employment Agreement, dated as of April 27, 1998, by and between the Company and Kent J. Hussey.

       10.5++++   Amendment to Employment Agreement, dated as of October 1,
                  1998, by and between the Company and Kent J. Hussey.

       10.6++++   Severance Agreement by and between the Company and Randall J.
                  Steward.

       10.7++++   Severance Agreement by and between the Company and Roger F.
                  Warren.

       10.8++++   Severance Agreement by and between the Company and Stephen P.
                  Shanesy.

       10.9++++   Severance Agreement by and between the Company and Merrell M.
                  Tomlin.




       10.10**    Technology, License and Service Agreement between
                  Battery Technologies (International) Limited and the
                  Company, dated June 1, 1991, as amended April 19, 1993 and December 31, 1995.

       10.11** Building Lease between the Company and SPG Partners, dated May 14, 1985, as amended June 24, 1986 and June
                  10, 1987.

       10.12      Amendment, dated December 31, 1998, between the Company and
                  SPG Partners, to the Building Lease between the Company and SPG
                  Partners, dated May 14, 1985.

       10.13***   Rayovac Corporation 1996 Stock Option Plan.

       10.14***   Rayovac Corporation 1997 Stock Option Plan.

       10.15*     1997 Rayovac Incentive Plan.

       10.16*     Rayovac Profit Sharing and Savings Plan.

       10.17+++   Technical Collaboration, Sale and Supply Agreement, dated as of
                  March 5, 1998, by and among the Company, Matsushita Battery
                  Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd.

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

++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 filed with the Commission on December 24, 1998.


       (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the Company's quarterly period ended January 3, 1999.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 17, 1999


                                            RAYOVAC CORPORATION



                               By: /s/ Randall J. Steward
                                   ---------------------------------------------
                                   Randall J. Steward
                                   Senior Vice President of Finance
                                   and Chief Financial Officer



                               By: /s/ James A. Broderick
                                   ---------------------------------------------
                                   James A. Broderick
                                   Vice President, General Counsel and Secretary