Form 10-K/A
period 1998-09-30
RAYOVAC CORP
filed 1999-03-01
CIK 1028985

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF
               1934 For the Fiscal Year Ended September 30, 1998.

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from ___________ to _________.

                          Commission File No. 333-17895

                               RAYOVAC CORPORATION
             (Exact name of registrant as specified in its charter)
              ----------------------------------------------------

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

           Securities registered pursuant to Section 12(b) of the Act:


                                                  Name of each exchange
   Title of each class                             on which registered
   -------------------                             -------------------
Common Stock, Par Value $.01                  New York Stock Exchange, Inc.


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

             On February 10, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $404,390,924. As of February 10, 1999, there were outstanding 27,484,780 shares of the registrant's Common Stock, $0.01 par value.

General

         In this first amendment to the Company's Form 10-K for the fiscal year ended September 30, 1998, the Company, in accordance with Rule 601(c)(2)(iii) of Regulation S-K, is providing an amended Financial Data Schedule in Exhibit 27.1 (the "Amended Schedule") for the fiscal year ended September 30, 1998.

         The Amended Schedule corrects two clerical errors in the original filing for Total Current Liabilities and Cost of Tangible Goods Sold, respectively. The Amended Schedule contains no change in previously reported information other than as described above. The Company's audited financial statements as of and for the fiscal year ended September 30, 1998 did not contain these errors and are unchanged.


Exhibit

(27)     Financial Data Schedule

         27.1 The Amended Schedule is attached to this Form 10-K/A Amendment No. 1 as Exhibit 27.1

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            RAYOVAC CORPORATION

                            By:    /s/ David A.  Jones
                                   ------------------------------------
                            Name:  David A.  Jones
                            Title: Chairman of the Board and Chief Executive
                                   Officer (Principal Executive Officer)

Date: March 1, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 1999.

         Signature                                     Title
         ---------                                     -----
         /s/ David A. Jones                   Chairman of the Board and Chief Executive Officer
         ---------------------------          (Principal Executive Officer)
         David A.  Jones

         /s/ Kent J. Hussey                   President and Chief Operating Officer and Director
         ---------------------------
         Kent J.  Hussey

         /s/ Roger F. Warren                  President - International and Contract Micropower and Director
         ---------------------------
         Roger F.  Warren

         /s/ Trygve Lonnebotn                 Executive Vice President - Operations and Director
         ---------------------------
         Trygve Lonnebotn

         /s/ Randall J. Steward               Senior Vice President - Finance and Chief
         ---------------------------          Financial Officer (Principal Financial Officer and Principal Accounting
         Randall J.  Steward                  Officer)

         /s/ Joseph W. Deering                Director
         ---------------------------
         Joseph W.  Deering

         /s/ John S. Lupo                     Director
         ---------------------------
         John S.  Lupo

         /s/ Scott A. Schoen                  Director
         ---------------------------
         Scott A.  Schoen

         /s/ Thomas R. Shepherd               Director
         ---------------------------
         Thomas R.  Shepherd

         /s/ Warren C. Smith, Jr.             Director
         ---------------------------
         Warren C.  Smith, Jr.