Form 10-Q
period 1999-04-04
RAYOVAC CORP
filed 1999-05-17
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 4, 1999

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

                                 Not Applicable
                  --------------------------------------------

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

                                Yes ( X ) No ( )

     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of May 17, 1999, was 27,484,780.

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of April 4, 1999 and September 30, 1998
                    (In thousands, except per share amounts)


                                                                 April 4, 1999  September 30, 1998
                                                                 -------------  ------------------
                                                                  (Unaudited)
                             -ASSETS-

Current assets:
        Cash and cash equivalents ..............................     $     880      $   1,594
        Receivables ............................................        78,207        101,853
        Inventories ............................................        62,717         62,762
        Prepaid expenses and other .............................        18,832         14,729
                                                                     ---------      ---------
               Total current assets ............................       160,636        180,938

Property, plant and equipment, net .............................        74,651         71,367
Deferred charges and other .....................................        41,039         31,554
                                                                     ---------      ---------
               Total  assets ...................................     $ 276,326      $ 283,859
                                                                     ---------      ---------
                                                                     ---------      ---------


                    -LIABILITIES AND SHAREHOLDERS' EQUITY -
Current liabilities:
        Current maturities of long-term debt ...................     $   3,149      $   3,590
        Accounts payable .......................................        50,959         62,317
        Accrued liabilities:
             Wages and benefits and other ......................        25,613         26,585
             Recapitalization and other special charges ........         3,231          6,789
                                                                     ---------      ---------
               Total current liabilities .......................        82,952         99,281

Long-term debt, net of current maturities ......................       143,458        148,686
Employee benefit obligations, net of current portion ...........        11,841         10,433
Other ..........................................................         3,654          3,585
                                                                     ---------      ---------
               Total liabilities ...............................       241,905        261,985

Shareholders' equity:
        Common stock, $.01 par value, authorized 150,000 shares;
        issued 56,959 and 56,907 shares respectively;
        outstanding 27,485 and 27,471 shares, respectively .....           570            569
Additional paid-in capital .....................................       103,533        103,304
Notes receivable from officers/shareholders ....................          (890)          (890)
Retained earnings ..............................................        58,790         45,735
                                                                     ---------      ---------
                                                                       162,003        148,718

Less stock held in trust for deferred compensation
   plan, 24 shares at September 30, 1998 .......................          --             (412)
Less treasury stock, at cost, 29,474 and 29,436
   shares, respectively ........................................      (128,975)      (128,472)
Accumulated other comprehensive income (expense):
        Foreign currency translation adjustment ................         1,853          2,500
        Minimum pension liability adjustment ...................          (460)          (460)
                                                                     ---------      ---------
               Total shareholders' equity ......................        34,421         21,874
                                                                     ---------      ---------

               Total liabilities and shareholders' equity ......     $ 276,326      $ 283,859
                                                                     ---------      ---------
                                                                     ---------      ---------

        See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the three month and six month periods
                     ended April 4, 1999 and March 28, 1998
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                   THREE MONTHS                  SIX MONTHS
                                                                   ------------                  ----------
                                                              Fiscal 1999  Fiscal 1998    Fiscal 1999   Fiscal 1998
                                                              -----------  -----------    -----------   -----------
Net sales ...............................................     $ 110,969     $  96,081      $ 271,511     $ 246,076
Cost of goods sold ......................................        58,657        50,557        140,516       127,964
                                                              ---------     ---------      ---------     ---------
     Gross profit .......................................        52,312        45,524        130,995       118,112

Selling .................................................        32,454        28,204         80,043        73,676
General and administrative ..............................         8,514         8,550         17,308        16,227
Research and development ................................         2,184         2,049          4,265         4,106
Other special charges ...................................           738         5,236          1,386         4,017
                                                              ---------     ---------      ---------     ---------
     Total operating expenses ...........................        43,890        44,039        103,002        98,026

        Income from operations ..........................         8,422         1,485         27,993        20,086

Other expense (income):
  Interest expense ......................................         3,484         3,291          7,140         8,315
  Other expense (income) ................................           155          (126)           382          (359)
                                                              ---------     ---------      ---------     ---------
                                                                  3,639         3,165          7,522         7,956

Income (loss) before income taxes and extraordinary item          4,783        (1,680)        20,471        12,130

Income tax expense (benefit) ............................         1,720          (698)         7,416         4,578
                                                              ---------     ---------      ---------     ---------
Income (loss) before extraordinary item .................         3,063          (982)        13,055         7,552

Extraordinary item, loss on early extinguishment of debt,
     net of income tax benefit of $1,263 ................          --            --             --           1,975
                                                              ---------     ---------      ---------     ---------
        Net income (loss) ...............................     $   3,063     $    (982)     $  13,055     $   5,577
                                                              ---------     ---------      ---------     ---------
                                                              ---------     ---------      ---------     ---------
BASIC EARNINGS PER SHARE
Average shares outstanding ..............................        27,485        27,432         27,484        25,476
Income (loss) before extraordinary item .................     $    0.11     $   (0.04)     $    0.48     $    0.30
Extraordinary item ......................................          --            --             --           (0.08)
                                                              ---------     ---------      ---------     ---------
Net income (loss) .......................................     $    0.11     $   (0.04)     $    0.48     $    0.22
                                                              ---------     ---------      ---------     ---------
                                                              ---------     ---------      ---------     ---------
DILUTED EARNINGS PER SHARE
Average shares outstanding and common stock equivalents .        29,315        27,432         29,241        27,006
Income (loss) before extraordinary item .................     $    0.10     $   (0.04)     $    0.45     $    0.28
Extraordinary item ......................................          --            --             --           (0.07)
                                                              ---------     ---------      ---------     ---------
Net income (loss) .......................................     $    0.10     $   (0.04)     $    0.45     $    0.21
                                                              ---------     ---------      ---------     ---------
                                                              ---------     ---------      ---------     ---------



        See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the six month periods ended April 4, 1999 and March 28, 1998
                                  (Unaudited)
                                 (In thousands)

                                                                                FISCAL 1999     FISCAL 1998
                                                                                -----------     -----------
Cash flows from operating activities:
        Net income .........................................................     $  13,055      $   5,577
        Non-cash adjustments to net income:
                Amortization ...............................................         1,294          1,675
                Depreciation ...............................................         5,495          5,811
                Other non-cash adjustments .................................          (359)        (3,453)
        Net changes in other assets and liabilities,
                net of effects from acquisition ............................        (5,555)        (5,239)
                                                                                 ---------      ---------
                        Net cash provided by operating activities ..........        13,930          4,371

Cash flows from investing activities:
        Purchases of property, plant and equipment .........................        (9,025)        (6,676)
        Proceeds from sale of property, plant and equipment ................            11          3,292
        Payment for acquisitions ...........................................          --           (7,508)
                                                                                 ---------      ---------
                        Net cash used by investing activities ..............        (9,014)       (10,892)

Cash flows from financing activities:
        Reduction of debt ..................................................        (9,726)      (137,987)
        Proceeds from debt financing .......................................         4,263         59,859
        Proceeds from issuance of common stock .............................          --           87,268
        Other ..............................................................          (173)           (73)
                                                                                 ---------      ---------
                        Net cash provided (used) by financing activities ...        (5,636)         9,067
                                                                                 ---------      ---------
Effect of exchange rate changes on cash and cash
        equivalents ........................................................             6             (7)
                                                                                 ---------      ---------
                        Net increase (decrease) in cash and cash equivalents          (714)         2,539

Cash and cash equivalents, beginning of period .............................         1,594          1,133
                                                                                 ---------      ---------
Cash and cash equivalents, end of period ...................................     $     880      $   3,672
                                                                                 ---------      ---------
                                                                                 ---------      ---------

        See accompanying notes which are an integral part of these statements.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1    SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 4, 1999, results of operations for the three and six month periods ended April 4, 1999, and March 28, 1998, and cash flows for the three and six month periods ended April 4, 1999, and March 28, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1998. Certain prior year amounts have been reclassified to conform with the current year presentation.

     DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

     The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in accrued liabilities or accounts receivable. The Company has entered into an interest rate swap agreement which effectively fixes the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999. The fair value of the unrealized portion of this contract at April 4, 1999 was ($373).

     The Company has entered into an amortizing cross currency interest rate swap agreement related to financing the acquisition of Brisco. The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at April 4, 1999 is $3,701. The fair value of the unrealized portion at April 4, 1999 was ($110).

     The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable. The Company has $2,932 of forward exchange contracts at April 4, 1999. The fair value of the unrealized portion of the contracts at April 4, 1999, approximated the contract value.

     The Company also enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $4,634 of such forward exchange contracts at April 4, 1999. The fair value of the unrealized portion of the contracts at April 4, 1999, was $228.

     The Company enters into forward foreign exchange contracts to hedge the risk from settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars and Pounds Sterling. The Company has entered into foreign exchange contracts to hedge payment obligations denominated in Japanese Yen under a commitment to purchase certain production equipment from Matsushita. The Company has $6,682 of such forward exchange contracts outstanding at April 4, 1999. See related purchase commitment discussed in the commitments and contingencies note. The fair value at April 4, 1999 was $143.

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

     At April 4, 1999, the Company had entered into a series of swaps for zinc with a contract value of $3,785 for the period March 1999 through March 2000. At April 4, 1999, the Company had purchased a call with a contract value of $230 and sold a put with a contract value of $212 for March 1999, designed to set a ceiling and floor price for zinc. While the transactions have no carrying value, the fair value of the unrealized portion of these contracts was ($164) at April 4, 1999.

     At April 4, 1999, the Company had entered into a swap for silver with a contract value of $282 for March 1999. While the transaction has no carrying value, the fair value of the unrealized portion of the contract at April 4, 1999 approximated the contract value.

2    INVENTORIES

     Inventories consist of the following:

                               April 4, 1999             September 30, 1998
                               -------------             ------------------

Raw material                        $21,266                        $22,311
Work-in-process                      13,377                         16,230
Finished goods                       28,074                         24,221
                                   --------                       --------
                                    $62,717                        $62,762
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

     Comprehensive income (loss) and the components of other comprehensive income (loss) for the three and six month periods ended April 4, 1999 and March 28, 1998 are as follows:

                                                           Three month periods ended
                                                        April 4, 1999 and March 28, 1998
                                               ---------------------------------------------------
                                                     Fiscal 1999                 Fiscal 1998
                                                     -----------                 -----------
Net income (loss)                                      $3,063                      ($982)
Other comprehensive income (loss)
     foreign currency translation                        (551)                       (569)
                                                       -------                     ------
Comprehensive income (loss)                            $2,512                     ($1,551)
                                                       -------                     ------
                                                       -------                     ------


                                                            Six month periods ended
                                                        April 4, 1999 and March 28,1998
                                               ---------------------------------------------------
                                                     Fiscal 1999                 Fiscal 1998
                                                     -----------                 -----------
Net income (loss)                                     $13,055                      $5,577
Other comprehensive income (loss)
     foreign currency translation                        (647)                          37
                                                      -------                      ------
Comprehensive income (loss)                           $12,408                      $5,614
                                                      -------                      ------
                                                      -------                      ------

4    EARNINGS PER SHARE DISCLOSURE

     Earnings per share is calculated based upon the following:

                                      Three month period ended April 4, 1999            Three month period ended March 28, 1998
                                  -----------------------------------------------    ----------------------------------------------
                                     Income           Shares          Per-Share        Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount        (Numerator)     (Denominator)        Amount
                                  -----------      -------------      ---------      -----------     -------------      ---------
Income before extraordinary
item                                 $3,063                                            ($982)

BASIC EPS
Income available to common
shareholders                         $3,063           27,485            $0.11          ($982)            27,432          ($0.04)
                                                                        -----                                            -------
                                                                        -----                                            -------

EFFECT OF DILUTIVE SECURITIES
Stock Options                                          1,830                                                  0
                                                       -----                                                 ---

DILUTED EPS
Income available to common
shareholders plus assumed
conversion                           $3,063           29,315            $0.10          ($982)            27,432          ($0.04)
                                     ------           ------            -----          -----             ------          ------
                                     ------           ------            -----          -----             ------          ------


     The effect of unexercised stock options outstanding for the three month period ended March 28, 1998 was excluded from the diluted EPS calculations as their effect was anti-dilutive.

                                       Six month period ended April 4, 1999              Six month period ended March 28, 1998
                                  -----------------------------------------------    ----------------------------------------------
                                     Income           Shares          Per-Share        Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount        (Numerator)     (Denominator)        Amount
                                  -----------      -------------      ---------      -----------     -------------      ---------
Income before extraordinary
item                                $13,055                                            $7,552

BASIC EPS
Income available to common
shareholders                        $13,055           27,484            $0.48          $7,552            25,476           $0.30
                                                                        -----                                             -----
                                                                        -----                                             -----

EFFECT OF DILUTIVE SECURITIES
Stock Options                                          1,757                                             1,513
                                                       -----                                             -----

DILUTED EPS
Income available to common
shareholders plus assumed
conversion                          $13,055           29,241            $0.45          $7,552            26,989           $0.28
                                    -------           ------            -----          ------            ------           -----
                                    -------           ------            -----          ------            ------           -----

5    COMMITMENTS AND CONTINGENCIES

     In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with the 1998 agreement the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2003, and $500 in each year thereafter, as long as the related equipment patents are enforceable (2023). Additionally, the Company has committed to purchase $7,500 of production equipment and $220 of tooling.

     The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,481, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

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

                           1998 RESTRUCTURING SUMMARY

                          Termination    Other
                           Benefits      Costs        Total
                          -----------   -------      -------
  Expense accrued ....     $ 3,700      $ 3,800      $ 7,500

  Change in estimate .        (100)         500          400
  Expensed as incurred         200        1,300        1,500
  Cash expenditures ..      (1,500)      (1,400)      (2,900)
  Non-cash charges ...        --         (1,600)      (1,600)
                           -------      -------      -------

Balance 9/30/98 ......     $ 2,300      $ 2,600      $ 4,900
                           -------      -------      -------
                           -------      -------      -------
  Change in estimate .        (500)        --           (500)
  Expensed as incurred         300          800        1,100
  Cash expenditures ..        (900)      (2,100)      (3,000)
  Non-cash charges ...        --           (100)        (100)
                           -------      -------      -------

Balance 1/03/99 ......     $ 1,200      $ 1,200      $ 2,400
                           -------      -------      -------
                           -------      -------      -------
  Expensed as incurred        --            600          600
  Cash expenditures ..        (300)        (700)      (1,000)
  Non-cash charges ...        --           (200)        (200)
                           -------      -------      -------

Balance 4/04/99 ......     $   900      $   900      $ 1,800
                           -------      -------      -------
                           -------      -------      -------

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

                           1997 RESTRUCTURING SUMMARY

                          Termination    Other
                           Benefits      Costs        Total
                          -----------   -------      -------
  Expenses accrued ...     $ 4,000      $   600      $ 4,600
  Change in estimate .         500          600        1,100
  Expensed as incurred        --            200          200
  Expenditures .......      (3,300)        (700)      (4,000)
                           -------      -------      -------

Balance 9/30/97 ......     $ 1,200      $   700      $ 1,900
                           -------      -------      -------
                           -------      -------      -------
  Expenditures .......        (700)        --           (700)
                           -------      -------      -------

Balance 12/27/97 .....     $   500      $   700      $ 1,200
                           -------      -------      -------
                           -------      -------      -------
  Change in estimate .        (100)        (400)        (500)
  Expenditures .......        (200)        (200)        (400)
                           -------      -------      -------

Balance 3/28/98 ......     $   200      $   100      $   300
                           -------      -------      -------
                           -------      -------      -------
  Expenditures .......        --           (100)        (100)
                           -------      -------      -------

Balance 6/27/98 ......     $   200      $  --        $   200
                           -------      -------      -------
                           -------      -------      -------
  Change in estimate .        (100)        --           (100)
  Expenditures .......        (100)        --           (100)
                           -------      -------      -------

Balance 9/30/98 ......     $  --        $  --        $  --
                           -------      -------      -------
                           -------      -------      -------

7    SUBSEQUENT EVENTS

     The Company continues to negotiate with ROV Limited the acquisition of its operating entities that carry on the business of marketing and manufacturing a line of batteries in many Latin American countries. The Company expects to enter into a new definitive agreement for this acquisition to replace the December, 1998 agreement which has been terminated. There can be no assurance that the Company will successfully complete this acquisition.

     The Company currently expects to finance this acquisition entirely with additional borrowings under amended senior credit facilities. The Company currently intends to amend and replace its existing senior credit facilities with a $250 million five-year revolving credit facility and a $75 million five-year amortizing term loan. In addition to financing the acquisition of ROV Limited's operations, the Company plans to use the proceeds of these planned amended senior credit facilities to refinance the Company's outstanding senior indebtedness, to finance future acquisitions and for working capital and general corporate purposes. Indebtedness under these amended senior credit facilities will be secured.


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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               As of April 4, 1999
                                   (Unaudited)
                                 (In thousands)





                                                                          Guarantor     Nonguarantor              Consolidated
                                                              Parent      Subsidiary    Subsidiaries Eliminations  Total
                                                              ------      ----------    ------------ ------------ ------------
                              -ASSETS-
Current assets:

        Cash and cash equivalents ........................    $     501     $      43     $     336     $    --       $     880
        Receivables ......................................    $  69,438           437        16,275        (7,943)       78,207
        Inventories ......................................       51,047          --          11,786          (116)       62,717
        Prepaid expenses and other .......................       16,848           342         1,642          --          18,832
                                                              ---------     ---------     ---------     ---------     ---------
                Total current assets .....................      137,834           822        30,039        (8,059)      160,636

Property, plant and equipment, net .......................       70,115          --           4,536          --          74,651
Deferred charges and other ...............................       41,739          --           5,062        (5,762)       41,039
Investment in subsidiaries ...............................       18,375        17,642          --         (36,017)         --
                                                              ---------     ---------     ---------     ---------     ---------
        Total assets .....................................    $ 268,063     $  18,464     $  39,637     $ (49,838)    $ 276,326
                                                              ---------     ---------     ---------     ---------     ---------
                                                              ---------     ---------     ---------     ---------     ---------



-LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)-

Current liabilities:
        Current maturities of long-term debt .............    $   1,950     $    --       $   2,135     $    (936)    $   3,149
        Accounts payable .................................       44,810          --          12,613        (6,464)       50,959
        Accrued liabilities:
                Wages and benefits and other .............       22,739          (141)        4,329        (1,314)       25,613
                Recapitalization and other special charges        3,107          --             124          --           3,231
                                                              ---------     ---------     ---------     ---------     ---------
                Total current liabilities ................       72,606          (141)       19,201        (8,714)       82,952

Long-term debt, net of current maturities ................      144,258          --           2,575        (3,375)      143,458
Employee benefit obligations, net of current portion .....       11,841          --            --            --          11,841
Other ....................................................        3,205           230           219          --           3,654
                                                              ---------     ---------     ---------     ---------     ---------
        Total liabilities ................................      231,910            89        21,995       (12,089)      241,905

Shareholders' equity :
        Common stock .....................................          570          --          12,072       (12,072)          570
        Additional paid-in capital .......................      103,533         3,525           750        (4,275)      103,533
        Notes receivable from officers/shareholders ......         (890)         --            --            --            (890)
        Retained earnings ................................       60,522        12,997         2,967       (17,696)       58,790
                                                              ---------     ---------     ---------     ---------     ---------
                                                                163,735        16,522        15,789       (34,043)      162,003

Less treasury stock, at cost .............................     (128,975)         --            --            --        (128,975)
Accumulated other comprehensive
   income (expense):
      Foreign currency translation adjustment ............        1,853         1,853         1,853        (3,706)        1,853
      Minimum pension liability adjustment ...............         (460)         --            --            --            (460)
                                                              ---------     ---------     ---------     ---------     ---------
        Total shareholders' equity .......................       36,153        18,375        17,642       (37,749)       34,421
                                                              ---------     ---------     ---------     ---------     ---------
        Total liabilities and shareholders' equity .......    $ 268,063     $  18,464     $  39,637     $ (49,838)    $ 276,326
                                                              ---------     ---------     ---------     ---------     ---------
                                                              ---------     ---------     ---------     ---------     ---------

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 For the three month period ended April 4, 1999
                                   (Unaudited)
                                 (In thousands)


                                                  Guarantor   Nonguarantor               Consolidated
                                       Parent     Subsidiary  Subsidiaries  Eliminations     Total
                                       ------     ----------  ------------  ------------  ------------
Net sales ........................     $ 99,456      $  --        $19,093     $(7,580)     $110,969
Cost of goods sold ...............       55,524         --         10,718      (7,585)       58,657
                                       --------      -------      -------     -------      --------
   Gross profit ..................       43,932         --          8,375           5        52,312

Selling ..........................       28,452         --          4,002        --          32,454
General and administrative .......        6,960         (176)       1,748         (18)        8,514
Research and development .........        2,184         --           --          --           2,184
Other special charges ............          639         --             99        --             738
                                       --------      -------      -------     -------      --------
   Total operating expenses ......       38,235         (176)       5,849         (18)       43,890

Income from operations ...........        5,697          176        2,526          23         8,422

Other expense (income):
     Interest expense ............        3,399         --             87          (2)        3,484
    Equity in profit of subsidiary       (1,422)      (1,263)        --         2,685          --
     Other expense (income) ......         (216)          17          378         (24)          155
                                       --------      -------      -------     -------      --------
Income before income taxes
     and extraordinary item ......        3,936        1,422        2,061      (2,636)        4,783

Income tax expense ...............          922         --            798        --           1,720
                                       --------      -------      -------     -------      --------
Income before
     extraordinary item ..........        3,014        1,422        1,263      (2,636)        3,063

Extraordinary item ...............         --           --           --          --            --
                                       --------      -------      -------     -------      --------
Net income .......................     $  3,014      $ 1,422      $ 1,263     $(2,636)     $  3,063
                                       --------      -------      -------     -------      --------
                                       --------      -------      -------     -------      --------

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  For the six month period ended April 4, 1999
                                   (Unaudited)
                                 (In thousands)


                                                     Guarantor   Nonguarantor               Consolidated
                                         Parent      Subsidiary  Subsidiaries Eliminations     Total
                                         ------      ----------  ------------ ------------  ------------
Net sales ........................     $ 248,497      $  --        $39,070     $(16,056)      271,511
Cost of goods sold ...............       134,141         --         22,440      (16,065)      140,516
                                       ---------      -------      -------     --------      --------
   Gross profit ..................       114,356         --         16,630            9       130,995

Selling ..........................        71,001         --          9,042         --          80,043
General and administrative .......        14,118         (422)       3,648          (36)       17,308
Research and development .........         4,265         --           --           --           4,265
Other special charges ............           710         --            676         --           1,386
                                       ---------      -------      -------     --------      --------
   Total operating expenses ......        90,094         (422)      13,366          (36)      103,002

   Income from operations ........        24,262          422        3,264           45        27,993

Other expense (income):
     Interest expense ............         6,858         --            282         --           7,140
    Equity in profit of subsidiary        (1,793)      (1,565)        --          3,358          --
     Other expense (income) ......          (192)          26          574          (26)          382
                                       ---------      -------      -------     --------      --------
                                           4,873       (1,539)         856        3,332         7,522
Income before income taxes
     and extraordinary item ......        19,389        1,961        2,408       (3,287)       20,471

Income tax expense ...............         6,405          168          843         --           7,416
                                       ---------      -------      -------     --------      --------
Income before
     extraordinary item ..........        12,984        1,793        1,565       (3,287)       13,055

Extraordinary item ...............          --           --           --           --            --
                                       ---------      -------      -------     --------      --------

   Net income ....................     $  12,984      $ 1,793      $ 1,565     $ (3,287)     $ 13,055
                                       ---------      -------      -------     --------      --------
                                       ---------      -------      -------     --------      --------


                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the six month period ended April 4, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                          Guarantor   Nonguarantor              Consolidated
                                                               Parent     Subsidiary  Subsidiaries Eliminations    Total
                                                               ------     ----------  ------------ ------------ ------------
Net cash provided (used) by operating activities ........     $ 13,853      $    (1)     $   887      ($809)     $ 13,930

Cash flows from investing activities:
        Purchases of property, plant and equipment ......       (8,786)          --         (239)        --        (9,025)
        Proceeds from sale of property, plant, and equip            11           --           --         --            11
        Payment for acquisitions ........................           --           --           --
                                                              --------      -------      -------      -----      --------
Net cash used by investing activities ...................       (8,775)          --         (239)        --        (9,014)


Cash flows from financing activities:
        Reduction of debt ...............................       (5,759)          --       (4,776)       809        (9,726)
        Proceeds from debt financing ....................           --           --        4,263         --         4,263
        Other ...........................................         (173)          --           --         --          (173)
                                                              --------      -------      -------      -----      --------
Net cash provided (used) by financing activities ........       (5,932)          --         (513)       809        (5,636)

Effect of exchange rate changes on cash and cash
        equivalents .....................................           --           --            6         --             6
                                                              --------      -------      -------      -----      --------
Net increase (decrease) in cash and cash equivalents ....         (854)          (1)         141         (0)         (714)

Cash and cash equivalents, beginning of period ..........        1,355           44          195         --         1,594
                                                              --------      -------      -------      -----      --------
Cash and cash equivalents, end of period ................     $    501      $    43      $   336      $--        $    880
                                                              --------      -------      -------      -----      --------
                                                              --------      -------      -------      -----      --------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL QUARTER AND SIX MONTHS ENDED APRIL 4, 1999 COMPARED TO
FISCAL QUARTER AND SIX MONTHS ENDED MARCH 28, 1998


RESULTS OF OPERATIONS

     NET SALES. Net sales for the three months ended April 4, 1999 (the "Fiscal 1999 Quarter") increased $14.9 million, or 15.5%, to $111.0 million from $96.1 million for the three months ended March 28, 1998 (the "Fiscal 1998 Quarter"). The increase was driven by increased sales of alkaline, hearing aid, heavy duty, and specialty batteries partially offset by a decrease in rechargeable alkaline sales.

     Alkaline sales increased $10.6 million, or 26.6%, to $50.4 million from $39.8 million in the same period a year ago. The growth in alkaline was due primarily to expanded distribution, a 3% price increase in the U.S., and strong promotional programs in North America partially offset by a decision to exit certain private label battery business in the United Kingdom.

     Hearing aid battery sales increased $2.5 million, or 14.0%, compared to the same period a year ago. Sales were favorably impacted by strong retail channel distribution and the introduction of the Company's newest generation of hearing aid battery products.

     Heavy duty sales increased $2.6 million, or 41.3%, compared to the same period a year ago due primarily to exclusive distribution with a major U.S. retailer partially offset by a decision to exit certain private label battery business in the United Kingdom.

     Specialty battery sales increased $1.2 million to $3.3 million primarily attributable to the impact of the Direct Power Plus acquisition completed during Fiscal 1998 and the introduction of cordless and cellular phone batteries.

     Alkaline rechargeable sales decreased $1.8 million, or 27.3%, versus the same period a year ago primarily due to initial stocking orders with a major retailer in the Fiscal 1998 Quarter not being repeated in the Fiscal 1999 Quarter.

     For the six months ended April 4, 1999 (the "1999 Six Months"), sales increased $25.4 million, or 10.3%, to $271.5 million from $246.1 million for the six months ended March 28, 1998 (the "1998 Six Months"). The increase was mainly driven by increased sales of alkaline, hearing aid, specialty, and lighting products partially offset by a decrease in watch battery sales.

     Alkaline sales increased $14.4 million, or 11.7%, to $138.0 million from $123.6 million in the same period a year ago. The growth in alkaline was due primarily to expanded distribution and strong promotional programs in North America partially offset by a decision to exit certain private label battery business in the United Kingdom.

     Hearing aid battery sales increased $3.8 million, or 10.9%, compared to the same period a year ago. A significant portion of the gain was in North America, reflecting improved retail channel distribution and the impact of the Best Labs acquisition completed during Fiscal 1998.

     Specialty battery sales increased $5.1 million to $7.2 million reflecting the impact of the Direct Power Plus acquisition completed during Fiscal 1998 and the introduction of cordless and cellular phone batteries.

     Lighting product sales increased $2.6 million, or 7.7%, to $36.2 million due primarily to new product launches and expanded distribution in the Company's industrial lantern battery business.

     The decrease in watch battery sales was due primarily to pricing pressures from competitors in North America reflecting industry over-capacity.

     GROSS PROFIT. Gross profit for the Fiscal 1999 Quarter increased $6.8 million, or 14.9%, to $52.3 million from $45.5 in the Fiscal 1998 Quarter. Gross profit margin decreased to 47.1% from 47.3% in the same period a year ago primarily reflecting the impact of a temporary shutdown of our AA alkaline production line during the quarter to install new equipment.

     For the 1999 Six Months, gross profit increased $12.9 million, or 10.9%, to $131.0 million from $118.1 in the same period a year ago. Gross profit margin increased to 48.3% from 48.0%. These improvements were primarily attributable to sales volume increases and reduced manufacturing costs as a result of cost rationalization initiatives.

     SELLING EXPENSE. Selling expense increased $4.2 million, or 14.9%, to $32.4 million in the Fiscal 1999 Quarter from $28.2 million in the Fiscal 1998 Quarter. As a percentage of sales, selling expense decreased to 29.2% from 29.4% in the same period a year ago. For the 1999 Six Months, selling expense increased $6.3 million, or 8.5%, to $80.0 million from $73.7 million in the same period a year ago. As a percentage of sales, selling expense decreased to 29.5% from 29.9%. The increase in dollars is due primarily to increased advertising and promotional spending in support of increased sales and expanded distribution. The decrease in selling expense as a percentage of sales is primarily attributable to net sales growing faster than selling expenses.

     GENERAL AND ADMINSTRATIVE EXPENSE. General and administrative expense was $8.5 million in the Fiscal 1999 Quarter approximately equal to the Fiscal 1998 Quarter. For the 1999 Six Months, general and administrative expenses increased $1.1 million, or 6.8%, to $17.3 million from $16.2 million in the same period a year ago. The increase was due primarily to information system improvements, and increased expenses and amortization related to acquisitions. As a percentage of sales, general and administrative expense decreased from 6.6% to 6.4%.

     RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $2.2 million for the Fiscal 1999 Quarter approximately equal to the Fiscal 1998 Quarter. For the 1999 Six Months, research and development increased $0.2 million, or 4.9%, to $4.3 million from $4.1 million in the same period a year ago, reflecting increased spending on alkaline and hearing aid battery technology.

     SPECIAL CHARGES AND (INCOME). Special charges of $0.7 million in the Fiscal 1999 Quarter were $4.5 million lower than the Fiscal 1998 Quarter. In March 1998, the Company announced restructuring plans for its Appleton and Madison, Wisconsin facilities and Newton Aycliffe, United Kingdom facility. Special charges in the Fiscal 1999 Quarter reflect additional costs associated with the closing of these facilities.

     For the 1999 Six Months, special charges decreased $2.6 million to $1.4 million from $4.0 million in the same period a year ago. Special charges for the 1999 Six Months principally reflect costs associated with the closing of the Appleton, Wisconsin and Newton Aycliffe, United Kingdom facilities. Special charges for the 1998 Six Months reflect the restructuring of the Company's domestic and international operations partially offset by a gain on the sale of its previously closed North Carolina facility and a gain on the buy-out of deferred compensation agreements with certain former employees.

     INCOME FROM OPERATIONS. For the 1999 Fiscal Quarter, income from operations increased $6.9 million to $8.4 million from $1.5 million in the Fiscal 1998 Quarter. For the 1999 Six Months, income from operations increased $7.9 million, or 39.3%, to $28.0 million from $20.1 million in the 1998 Six Months. These increases were primarily attributable to increased sales, gross profit improvements and lower special charges partially offset by increased operating expenses.

     INTEREST EXPENSE. Interest expense increased $0.2 million, or 6.1%, to $3.5 million from $3.3 million in the Fiscal 1998 Quarter. The increase was primarily a result of increased indebtedness due to higher working capital investment to support growth in the business.

     For the 1999 Six Months, interest expense decreased $1.2 million, or 14.5%, to $7.1 million from $8.3 million in the same period a year ago. The decrease was primarily a result of decreased indebtedness due to the application of proceeds of the Company's initial public offering of common stock completed in November 1997.

     OTHER EXPENSE/(INCOME). Foreign exchange losses were partially offset by interest income and resulted in net expense of $0.2 million in the Fiscal 1999 Quarter. In the Fiscal 1998 Quarter, interest income and foreign exchange gains resulted in net income of $0.1 million.

     For the 1999 Six Months, foreign exchange losses were partially offset by interest income and resulted in net expense of $0.4 million. In the 1998 Six Months, interest income and foreign exchange gains resulted in net income of $0.4 million.

     INCOME TAX EXPENSE (BENEFIT). The Company's effective tax rate for the Fiscal 1999 Quarter was 36.0% compared to 41.6% tax benefit for the Fiscal 1998 Quarter. The change in effective rate is impacted by (i) a lower foreign tax rate and (ii) the Company's Foreign Sales Corporation ("FSC").

     For the 1999 Six Months, the Company's effective tax rate was 36.2% compared to 37.7% for the same period a year ago. The improved effective rate is impacted by a lower foreign tax rate as compared to the Company's statutory rate.

     EXTRAORDINARY ITEM. The 1998 Six Months include an extraordinary expense of $2.0 million, net of income tax, for the premium payment on the redemption of a portion of the Company's Series B Senior Subordinated Notes.

     NET INCOME (LOSS). Net income for the Fiscal 1999 Quarter increased $4.1 million to $3.1 million from a net loss of $1.0 million in the Fiscal 1998 Quarter. The increase reflects the impact of sales growth, improved margins, lower special charges, and the absence of the extraordinary item. For the 1999 Six Months, net income increased $7.5 million, or 133.9%, to $13.1 million from $5.6 million in the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

     For the 1999 Six Months, net cash provided by operating activities increased $9.5 million to $13.9 million from $4.4 million for the 1998 Six Months. This increase is mainly due to increased income from operations and lower interest expense. Cash costs associated with the restructuring activities announced in Fiscal 1998 have been and are expected to be funded with cash provided by operations.

     Net cash used in investing activities decreased $1.9 million versus the prior year period. Capital expenditures for the 1999 Six Months were approximately $9.0 million, an increase of $2.3 million from the 1998 Six Months reflecting continued spending on the new SAP business enterprise system and the building expansion at the Company's Portage, Wisconsin manufacturing facility. The increase in capital spending was offset by the absence of acquisition investments in 1998. In the 1998 Six Months, the Company acquired Brisco and DPP.

     The Company continues to expect capital spending for fiscal 1999 for its current operations to be approximately $24 million. Alkaline capacity expansion, building expansion at the Company's Portage, Wisconsin facility and the SAP computer system are the major projects underway in addition to normal maintenance level spending.

     The Company continues to negotiate with ROV Limited the acquisition of its operating entities that carry on the business of marketing and manufacturing a line of batteries in many Latin American countries. The Company expects to enter into a new definitive agreement for this acquisition. There can be no assurance that the Company will successfully complete this acquisition.

     The Company currently expects to finance this acquisition entirely with additional borrowings under amended senior credit facilities. The Company currently intends to amend and replace its existing senior credit facilities with a $250 million five-year revolving credit facility and a $75 million five-year amortizing term loan. In addition to financing the acquisition of ROV Limited's operations, the Company plans to use the proceeds of these planned amended senior credit facilities to refinance the Company's outstanding senior indebtedness, to finance future acquisitions and for working capital and general corporate purposes. Indebtedness under these amended senior credit facilities will be secured.

     The Company's current credit facilities include a revolving credit facility of $90.0 million of which $72.2 million was outstanding as of April 4, 1999, with approximately $5.4 million utilized for outstanding letters of credit. The Company also has $7.4 million outstanding on its acquisition facility as of April 4, 1999. The Company's ability to borrow is limited by the terms of its senior credit facilities and outstanding 10 1/4% Series B Senior Subordinated Notes due 2006 (the "Notes"). The Company currently intends to seek the consent of the holders of the Notes to certain amendments to the indenture governing the Notes to facilitate the acquisition of ROV Limited's operations and the Company's planned financing thereof.

     The Company believes that cash flow from operating activities and periodic borrowings under its planned amended senior credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard.

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

Forward Looking Statements

     Certain statements contained in this Form 10-Q are forward-looking statements which involve risks and uncertainties. Actual results may differ materially from those set forth in such forward-looking statements. Important factors that could cause the Company's actual results to differ materially are set forth in the Company's most recent Annual Report on Form 10-K.


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

     As of April 4, 1999, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $0.4 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.4 million.

     As of April 4, 1999, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $1.8 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at April 4, 1999 due to the same change in exchange rates, would be a net loss of $0.2 million.

     As of April 4, 1999, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.5 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.1 million.

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On May 3, 1999, the Company filed an action in the United Sates District Court for the Western District of Wisconsin against Duracell, Incorporated ("Duracell") alleging that Duracell has infringed and is infringing two of the Company's patents relating to zinc-air batteries, which are used primarily for hearing aids. Duracell has not yet answered the complaint. The Company seeks damages and an injunction against further infringements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to an amended Consent Solicitation Statement, dated February 19, 1999 (the "Prior Consent Solicitation Statement"), the Company obtained the consent of the holders of 99.8% of the aggregate principal amount of its outstanding $65,000,000 10 1/4% Series B Senior Subordinated Notes due 2006 (the "Notes") to certain amendments (the "Acquisition Amendments") to the indenture (the "Indenture") dated as of October 22, 1996, among the Company, ROV Holding, Inc., as guarantor (the "Guarantor"), and HSBC Bank USA (formerly known as Marine Midland Bank), as trustee (the "Trustee") governing the Notes. The Acquisition Amendments were to facilitate the Company's acquisition of the operations of ROV Limited, a Cayman Islands corporation and marketer and manufacturer of a line of batteries in certain Latin American countries, and would, among other things, increase the aggregate maximum principal amount of senior secured debt that the Company can have outstanding, provide that foreign subsidiaries of the Company need not become guarantors under the Indenture, except in certain limited circumstances, and increase the aggregate maximum principal amount of indebtedness that foreign subsidiaries of the Company can incur. In order to make the Acquisition Amendments effective, the Prior Consent Solicitation Statement and the First Supplemental Indenture, dated as of February 26, 1999, among the Company, the Guarantor, and the Trustee, each provided that the Company was required to deliver to the Trustee by April 30, 1999 written notice "of the Company's decision to consummate an acquisition of the business of marketing, manufacturing, selling and distributing batteries and related products carried on by ROV Limited." As the Company did not, by April 30, 1999, have definitive agreements for this acquisition, it did not deliver this notice to the Trustee within the required time. Accordingly, the Acquisition Amendments did not become effective.

     The Company continues to negotiate the terms of its acquisition of ROV Limited's operations. The Company expects to enter into a new definitive agreement for this acquisition in the near future, however, there can be no assurance that the Company will successfully complete this acquisition. The Company currently intends to commence a new solicitation of consents to amendments to the Indenture to facilitate the acquisition of ROV Limited's operations. The Company expects that the Indenture amendments for which the Company will solicit consent will be substantially the same as those set forth in the First Supplemental Indenture, with the time period for delivery of the required notice to the Trustee extended to a later date.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT NUMBER   DESCRIPTION
3.1+             Amended and Restated Articles of Incorporation of the Company.

3.2 Amended and Restated By-laws of the Company, as amended through May 17, 1999

4.1** Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc. and Marine Midland Bank, as trustee, relating to the Company's 10 1/4% Senior Subordinated Notes due
                 2006.

4.2 First Supplemental Indenture, dated as of February 26, 1999, by and among the Company, ROV Holding, Inc. and HSBC Bank USA
                 (formerly known as Marine Midland Bank) as trustee, relating to the Company's 10 1/4% Senior Subordinated Notes due 2006.

4.3**            Specimen of the Notes (included as an exhibit to Exhibit 4.1)

4.4****          Amended and Restated Credit Agreement, dated as of December 30,
                 1997, by and among the Company, the lenders party thereto and Bank of America National Trust and Savings Association
                 ("BofA"), as Administrative Agent.

4.5** The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and BofA.

4.6** The Company Pledge Agreement, dated as of September 12, 1996, by and between the Company and BofA.

4.7*** Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company referred to therein.

4.8***           Amendment No. 1 to Rayovac Shareholders Agreement, dated August
                 1, 1997, by and among the Company and the shareholders of the Company referred to therein.

4.9*****         Amendment No. 2 to Rayovac Shareholders Agreement, dated as of
                 January 8, 1999, by and among the Company and the Shareholders of the Company referred to therein.

4.10*            Specimen certificate representing the Common Stock.

10.1** Management Agreement, dated as of September 12, 1996, by and between the Company and Thomas H. Lee Company.

10.2** Confidentiality, Non-Competition and No-Hire Agreement, dated as of September 12, 1996, by and between the Company and Thomas
                 F. Pyle.

10.3++           Amended and Restated Employment Agreement, dated as of April
                 27, 1998, by and between the Company and David A. Jones.

10.4++ Employment Agreement, dated as of April 27, 1998, by and between the Company and Kent J. Hussey

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

10.11**          Building Lease between the Company and SPG Partners, dated May
                 14, 1985, as amended June 24, 1986 and June 10, 1987.

10.12*****       Amendment, dated December 31, 1998, between the Company and SPG
                 Partners, to the Building Lease, between the Company and SPG
                 Partners, dated May 14, 1985.

10.13***         Rayovac Corporation 1996 Stock Option Plan.

10.14*           1997 Rayovac Incentive Plan.

10.15*           Rayovac Profit Sharing and Savings Plan.

10.16+++         Technical Collaboration, Sale and Supply Agreement, dated as of
                 March 5, 1998, by and among the Company. Matsushita Battery
                 Industrial Co., Ltd. and Matsushita Electric Industrial Co.,
                 Ltd.

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

**** Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-49281) filed with the Commission.

***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999 filed with the Commission on February 17, 1999.

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

          [Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999 filed with the Commission on February 17, 1999.]

          (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the Company's quarterly period ended April 4, 1999.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 17, 1999


                                      RAYOVAC CORPORATION



                                      By: __________________________
                                          Randall J. Steward
                                          Senior Vice President of Finance
                                          and Chief Financial Officer



                                       By: __________________________
                                           James A. Broderick
                                           Vice President, General Counsel and
                                           Secretary