Form 10-Q
period 1999-06-30
RAYOVAC CORP
filed 1999-08-05
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended              July 4, 1999

                                       OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from     ________     to     ________

              Commission File Number             333-17895
                                                 ---------



                               Rayovac Corporation

                           --------------------------

             (Exact name of registrant as specified in its charter)



            Wisconsin                                       22-2423556

       -------------------                                 -------------

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

                                Yes ( X ) No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 4, 1999, was 27,490,052.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    As of July 4, 1999 and September 30, 1998
                    (In thousands, except per share amounts)

                                    -ASSETS-
                                                                       July 4, 1999         September 30, 1998
                                                                     ----------------       -------------------
                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents                                        $          1,384       $             1,594
    Receivables                                                                90,391                   101,853
    Inventories                                                                66,053                    62,762
    Prepaid expenses and other                                                 20,046                    14,729
                                                                     -----------------      --------------------

           Total current assets                                               177,874                   180,938

Property, plant and equipment, net                                             79,202                    71,367
Deferred charges and other                                                     42,481                    31,554
                                                                     -----------------      --------------------
           Total  assets                                             $        299,557       $           283,859
                                                                     -----------------      --------------------
                                                                     -----------------      --------------------

                     -LIABILITIES AND SHAREHOLDERS' EQUITY -
Current liabilities:
    Current maturities of long-term debt                             $          7,485       $             3,590
    Accounts payable                                                           56,967                    62,778
    Accrued liabilities:
         Wages and benefits and other                                          24,273                    26,124
         Recapitalization and other special charges                             2,384                     6,789
                                                                     -----------------      --------------------

           Total current liabilities                                           91,109                    99,281

Long-term debt, net of current maturities                                     151,660                   148,686
Employee benefit obligations, net of current portion                           12,279                    10,433
Other                                                                           3,975                     3,585
                                                                     -----------------      --------------------

           Total liabilities                                                  259,023                   261,985

Shareholders' equity:
    Common stock, $.01 par value, authorized 150,000 shares;
    issued 56,969 and 56,907 shares respectively;
    outstanding 27,490 and 27,471 shares, respectively                            570                       569
Additional paid-in capital                                                    103,577                   103,304
Notes receivable from officers/shareholders                                      (890)                     (890)
Retained earnings                                                              64,940                    45,735
                                                                     -----------------      --------------------
                                                                              168,197                   148,718

Less stock held in trust for deferred compensation
   plan, 24 shares                                                                  -                      (412)
Less treasury stock, at cost, 29,479 and 29,436
   shares, respectively                                                      (129,096)                 (128,472)
Accumulated other comprehensive income (expense):
    Foreign currency translation adjustment                                     1,893                     2,500
    Minimum pension liability adjustment                                         (460)                     (460)
                                                                     -----------------      --------------------

           Total shareholders' equity                                          40,534                    21,874
                                                                     -----------------      --------------------

           Total liabilities and shareholders' equity                $        299,557       $           283,859
                                                                     -----------------      --------------------
                                                                     -----------------      --------------------


SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 For the three month and nine month periods ended July 4, 1999 and June 27, 1998
                                   (Unaudited)
                    (In thousands, except per share amounts)



                                                                      THREE MONTHS                      NINE MONTHS
                                                          -------------------------------     -------------------------------
                                                           Fiscal 1999        Fiscal 1998       Fiscal 1999       Fiscal 1998
                                                          ------------       ------------     -------------      ------------
Net sales                                                 $     120,440      $    111,054      $     391,951     $    357,130
Cost of goods sold                                               63,367            57,894            203,883          185,857
                                                          --------------     -------------     --------------    -------------
     Gross profit                                                57,073            53,160            188,068          171,273

Selling                                                          33,105            31,835            113,148          105,511
General and administrative                                        8,663             8,563             25,971           24,792
Research and development                                          2,143             2,089              6,408            6,194
Other special charges                                               834               985              2,220            5,002
                                                          --------------     -------------     --------------    -------------
     Total operating expenses                                    44,745            43,472            147,747          141,499

        Income from operations                                   12,328             9,688             40,321           29,774

Other expense (income):
  Interest expense                                                3,638             3,501             10,778           11,816
  Other expense (income)                                           (834)               24               (452)            (335)
                                                          --------------     -------------     --------------    -------------
                                                                  2,804             3,525             10,326           11,481

Income before income taxes and extraordinary item                 9,524             6,163             29,995           18,293

Income tax expense                                                3,373             2,314             10,789            6,892
                                                          --------------     -------------     --------------    -------------

Income before extraordinary item                                  6,151             3,849             19,206           11,401

Extraordinary item, loss on early extinguishment of debt,
     net of income tax benefit of $1,263                              -                 -                  -            1,975
                                                          --------------     -------------     --------------    -------------

        Net income                                        $       6,151      $      3,849      $      19,206     $      9,426
                                                          --------------     -------------     --------------    -------------
                                                          --------------     -------------     --------------    -------------

Basic earnings per share
Average shares outstanding                                       27,488            27,435             27,485           26,136
Income before extraordinary item                          $        0.22      $       0.14      $        0.70     $       0.44
Extraordinary item                                                    -                 -                  -            (0.08)
                                                          --------------     -------------     --------------    -------------
Net income                                                $        0.22      $       0.14      $        0.70     $       0.36
                                                          --------------     -------------     --------------    -------------
                                                          --------------     -------------     --------------    -------------

Diluted earnings per share
Average shares outstanding and common stock equivalents          29,305            29,226             29,262           27,743
Income before extraordinary item                          $        0.21      $       0.13      $        0.66     $       0.41
Extraordinary item                                                    -                 -                  -            (0.07)
                                                          --------------     -------------     --------------    -------------
Net income                                                $        0.21      $       0.13      $        0.66     $       0.34
                                                          --------------     -------------     --------------    -------------
                                                          --------------     -------------     --------------    -------------




SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the nine month periods
                      ended July 4, 1999 and June 27, 1998
                                   (Unaudited)
                                 (In thousands)



                                                                            FISCAL 1999        FISCAL 1998
                                                                           -------------     --------------
Cash flows from operating activities:
       Net income                                                          $     19,206       $      9,426
       Non-cash adjustments to net income:
           Amortization                                                           1,938              2,331
           Depreciation                                                           8,506              8,513
           Other non-cash adjustments                                              (220)            (2,190)
       Net changes in other assets and liabilities,
           net of effects from acquisition                                      (18,828)           (24,967)
                                                                           -------------     --------------

              Net cash provided (used) by operating activities                   10,602             (6,887)

Cash flows from investing activities:
       Purchases of property, plant and equipment                               (16,370)           (11,666)
       Proceeds from sale of property, plant and equipment                           26              3,327
       Payment for acquisition                                                        -             (9,224)
                                                                           -------------     --------------

              Net cash used by investing activities                             (16,344)           (17,563)

Cash flows from financing activities:
       Reduction of debt                                                         (5,515)          (139,644)
       Proceeds from debt financing                                              11,234             73,959
       Proceeds from issuance of common stock                                         -             90,024
       Other                                                                       (200)               625
                                                                           -------------     --------------

              Net cash provided by financing activities                           5,519             24,964
                                                                           -------------     --------------

Effect of exchange rate changes on cash and cash
       equivalents                                                                   13                (23)
                                                                           -------------     --------------

              Net increase (decrease) in cash and cash equivalents                 (210)               491

Cash and cash equivalents, beginning of period                                    1,594              1,133
                                                                           -------------     --------------

Cash and cash equivalents, end of period                                   $      1,384       $      1,624
                                                                           -------------     --------------
                                                                           -------------     --------------



SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 4, 1999, results of operations for the three and nine month periods ended July 4, 1999, and June 27, 1998, and cash flows for the three and nine month periods ended July 4, 1999, and June 27, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1998.

         DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures.

         The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counterparties are included in accrued liabilities or accounts receivable. The Company has entered into a series of interest rate swap agreements which effectively fix the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999 and at a rate of 6.405% for a notional principal amount of $25,000 for the period October 1999 through October 2002. The fair value of the unrealized portion of these contracts at July 4, 1999 was ($192).

         The Company has entered into an amortizing cross currency interest rate swap agreement related to financing the acquisition of Brisco. The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at July 4, 1999 is $3,454. The fair value of the unrealized portion at July 4, 1999 was ($89).

         The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of intercompany purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable. The Company has $5,591 of forward exchange contracts at July 4, 1999. The fair value of the unrealized portion of the contracts at July 4, 1999 was immaterial.

         The Company also enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $4,724 of such forward exchange contracts at July 4, 1999. The fair value of the unrealized portion of the contracts at July 4, 1999, was $258.

         The Company enters into forward foreign exchange contracts to hedge the risk from settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars and Pounds Sterling. The Company has entered into foreign exchange contracts to hedge payment obligations denominated in Japanese Yen under a commitment to purchase certain production equipment from Matsushita. The Company has $2,529 of such forward exchange contracts outstanding at July 4, 1999. See related purchase commitment discussed in the commitments and contingencies note. The fair value at July 4, 1999 was immaterial.

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

         At July 4, 1999, the Company had entered into a series of swaps for zinc with a contract value of $6,489 for the period June 1999 through September 2000. While the transactions have no carrying value, the fair value of the unrealized portion of these contracts at July 4, 1999, approximated the carrying value.

         RECLASSIFICATION: Certain prior year amounts have been reclassified to conform with the current year presentation.


     2   INVENTORIES

         Inventories consist of the following:


                                                 July 4, 1999              September 30, 1998
                                                 ------------              ------------------
                  Raw material                        $22,703                        $22,311
                  Work-in-process                      13,248                         16,230
                  Finished goods                       30,102                         24,221
                                                      -------                        -------
                                                      $66,053                        $62,762
                                                      -------                        -------
                                                      -------                        -------




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

         Comprehensive income (loss) and the components of other comprehensive income (loss) for the three and nine month periods ended July 4, 1999 and June 27, 1998 are as follows:


                                                           Three month periods ended
                                                         July 4, 1999 and June 27, 1998
                                               ---------------------------------------------------
                                                     Fiscal 1999                 Fiscal 1998
                                                     -----------                 -----------

Net income                                             $6,151                      $3,849
Other comprehensive income (loss)
     foreign currency translation                          40                         (69)
                                                       ------                      ------
Comprehensive income                                   $6,191                      $3,780
                                                       ------                      ------
                                                       ------                      ------


                                                            Nine month periods ended
                                                         July 4, 1999 and June 27,1998
                                               ---------------------------------------------------
                                                     Fiscal 1999                 Fiscal 1998
                                                     -----------                 -----------

Net income                                            $19,206                      $9,426
Other comprehensive income (loss)
     foreign currency translation                        (607)                        (32)
                                                       ------                      ------
Comprehensive income                                  $18,599                      $9,394
                                                       ------                      ------
                                                       ------                      ------



     4   EARNINGS PER SHARE DISCLOSURE

         Earnings per share is calculated based upon the following:


                                      Three month period ended July 4, 1999             Three month period ended June 27, 1998
                                  -----------------------------------------------    ----------------------------------------------
                                     Income           Shares          Per-Share        Income            Shares         Per-Share
                                  (Numerator)      (Denominator)       Amount        (Numerator)     (Denominator)        Amount
                                  -----------      -------------       ------        -----------     -------------        ------
Income before extraordinary
item                                 $6,151                                            $3,849

Basic EPS
Income available to common
shareholders                         $6,151           27,488            $0.22          $3,849            27,435           $0.14
                                                                        -----                                             -----
                                                                        -----                                             -----

Effect of Dilutive Securities
Stock Options                                          1,817                                             1,791
                                                       -----                                             -----

Diluted EPS
Income available to common
shareholders plus assumed
conversion                           $6,151           29,305            $0.21          $3,849            29,226           $0.13
                                     ------           ------            -----          ------            ------           -----
                                     ------           ------            -----          ------            ------           -----


                                       Nine month period ended July 4, 1999              Nine month period ended June 27, 1998
                                  -----------------------------------------------    ----------------------------------------------
                                     Income           Shares          Per-Share        Income           Shares          Per-Share
                                  (Numerator)      (Denominator)       Amount        (Numerator)     (Denominator)        Amount
                                  -----------      -------------       ------        -----------     -------------        ------

Income before extraordinary
item                                $19,206                                            $11,401

Basic EPS
Income available to common
shareholders                        $19,206           27,485            $0.70          $11,401           26,136           $0.44
                                                                        -----                                             -----
                                                                        -----                                             -----

Effect of Dilutive Securities
Stock Options                                          1,777                                             1,607
                                                       -----                                             -----

Diluted EPS
Income available to common
shareholders plus assumed
conversion                          $19,206           29,262            $0.66          $11,401           27,743           $0.41
                                    -------           ------            -----          -------           ------           -----
                                    -------           ------            -----          -------           ------           -----


     5   COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with the 1998 agreement the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2003, and $500 in each year thereafter, as long as the related equipment patents are enforceable
         (2023). Additionally, the Company committed to purchase $7,500 of production equipment of which $2,200 remains to be paid in calendar year 1999. Also there are commitments to purchase $230 of production tooling.

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


     6   OTHER

         During the year ended September 30, 1998, the Company recorded special charges and credits as follows: (i) a credit of $1,243 related to the settlement of deferred compensation agreements with certain former employees, (ii) charges of $5,280 related to (a) the September 1998 closing of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution by June 1998 in the United Kingdom, and (c) the September 1998 closing of one of the Company's German sales offices, which amounts included $1,771 of employee termination benefits for 73 employees, $1,457 of lease cancellation costs, and $1,032 of equipment and intangible asset write-offs, and $1,020 of other costs, (iii) charges of $2,184 related to the closing by April 1999 of the Company's Appleton, Wisconsin, manufacturing facility, which amount included $1,449 of employee termination benefits for 153 employees, $200 of fixed asset write-offs and $535 of other costs,
         (iv) charges of $1,963 related to the exit by March 1999 of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount included $295 of employee termination benefits for 29 employees, $1,256 of fixed asset write-offs, and $412 of other costs, (v) a $2,435 gain on the sale of the Company's previously closed Kinston, North Carolina, facility, (vi) charges of $854 related to the secondary offering of the Company's common stock, and (vii) miscellaneous credits of $420. A summary of the 1998 restructuring activities follows:

                           1998 RESTRUCTURING SUMMARY


                                      Termination                 Other
                                       benefits                   costs                   Total
                                       --------                   -----                   -----

  Expense accrued                       $3,700                   $3,800                   $7,500

  Change in estimate                     (100)                     500                     400
  Expensed as incurred                    200                     1,300                   1,500
  Cash expenditures                     (1,500)                  (1,400)                 (2,900)
  Non-cash charges                        --                     (1,600)                 (1,600)
                                        ------                   -------                 -------

Balance 9/30/98                         $2,300                   $2,600                   $4,900
                                        ------                   -------                 -------
                                        ------                   -------                 -------


  Change in estimate                     (500)                     --                     (500)
  Expensed as incurred                    300                      800                    1,100
  Cash expenditures                      (900)                   (2,100)                 (3,000)
  Non-cash charges                        --                      (100)                   (100)
                                        ------                   -------                 -------

Balance 1/03/99                         $1,200                   $1,200                   $2,400
                                        ------                   -------                 -------
                                        ------                   -------                 -------

  Expensed as incurred                    --                       600                     600
  Cash expenditures                      (300)                    (700)                  (1,000)
  Non-cash charges                        --                      (200)                   (200)
                                        ------                   -------                 -------

Balance 4/04/99                          $900                     $900                    $1,800
                                        ------                   -------                 -------
                                        ------                   -------                 -------

  Expensed as incurred                    --                       100                     100
  Cash expenditures                      (400)                    (300)                   (700)
  Non-cash charges                        --                      (300)                   (300)
                                        ------                   -------                 -------

Balance 7/04/99                           $500                     $400                     $900
                                        ------                   -------                 -------
                                        ------                   -------                 -------



        During the year ended September 30, 1997, the Company recorded special charges as follows: (i) $2,500 of charges related to the exit of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility in early fiscal 1998, which included $1,100 of employee termination benefits for 137 employees, (ii) $1,400 of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company completed in fiscal 1998, (iii) $2,000 of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company completed in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2,900 million gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the 1997 restructuring activities follows:

                           1997 RESTRUCTURING SUMMARY


                                     Termination                Other
                                       benefits                 costs                   Total
                                       --------                 -----                   -----

  Expenses accrued                      $4,000                    $600                  $4,600
  Change in estimate                       500                     600                   1,100
  Expensed as incurred                      --                     200                     200
  Expenditures                          (3,300)                   (700)                 (4,000)
                                       -------                   -----                 -------

Balance 9/30/97                         $1,200                    $700                  $1,900
                                       -------                   -----                 -------
                                       -------                   -----                 -------

  Expenditures                            (700)                     --                    (700)
                                       -------                   -----                 -------

Balance 12/27/97                          $500                    $700                  $1,200
                                       -------                   -----                 -------
                                       -------                   -----                 -------

  Change in estimate                      (100)                   (400)                   (500)
  Expenditures                            (200)                   (200)                   (400)
                                       -------                   -----                 -------

Balance 3/28/98                           $200                    $100                    $300
                                       -------                   -----                 -------
                                       -------                   -----                 -------


  Expenditures                              --                    (100)                   (100)
                                       -------                   -----                 -------

Balance 6/27/98                           $200                    $ --                    $200
                                       -------                   -----                 -------
                                       -------                   -----                 -------

  Change in estimate                      (100)                     --                    (100)
  Expenditures                            (100)                     --                    (100)
                                       -------                   -----                 -------

Balance 9/30/98                         $  --                    $  --                   $  --
                                       -------                   -----                 -------
                                       -------                   -----                 -------



     7   SUBSEQUENT EVENTS

         In June 1999, the Company entered into agreements to acquire the consumer battery business of ROV Limited for approximately $155 million. Privately held, ROV Limited is a leading battery manufacturer and marketer in Latin America with C1998 sales of $97 million. On closing of this acquisition, Rayovac will control the Rayovac brand rights for battery products worldwide, with the exception of Brazil. The acquisition is expected to be completed by the end of fiscal 1999.

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               As of July 4, 1999
                                   (Unaudited)
                                 (In thousands)



                                    -ASSETS-

                                                         Guarantor          Nonguarantor                         Consolidated
                                       Parent            Subsidiary         Subsidiaries       Eliminations          Total
                                   -------------    ----------------    --------------   ------------------   --------------
Current assets:
      Cash and cash equivalents      $    1,131       $          43       $         210       $          -        $     1,384
      Receivables                        76,745                 650              17,317               (4,321)          90,391
      Inventories                        55,691                 -                10,428                  (66)          66,053
      Prepaid expenses and other         17,746                 342               1,958                  -             20,046
                                   -------------    ----------------    ----------------   ------------------   --------------

           Total current assets         151,313               1,035              29,913               (4,387)         177,874

Property, plant and equipment, net       74,762                 -                 4,440                  -             79,202
Deferred charges and other               41,983                 -                 4,917               (4,419)          42,481
Investment in subsidiaries               19,789              18,929                 -                (38,718)             -
                                   -------------    ----------------    ----------------   ------------------   --------------

      Total assets                   $  287,847       $      19,964       $      39,270       $      (47,524)     $   299,557
                                   -------------    ----------------    ----------------   ------------------   --------------
                                   -------------    ----------------    ----------------   ------------------   --------------



                   -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
      Current maturities of
      long-term debt                 $     2,930       $         -         $       5,460       $         (905)     $     7,485
      Accounts payable                    51,569                 -                 8,510               (3,112)           56,967
      Accrued liabilities:
           Wages and benefits
           and other                      20,420                (55)               3,897                   11            24,273
           Recapitalization and
           other special charges           2,384                 -                  -                    -               2,384
                                   -------------    ----------------    ----------------   ------------------   --------------

           Total current liabilities      77,303                (55)              17,867              (4,006)           91,109

Long-term debt, net of current
maturities                               152,460                 -                 2,263              (3,063)          151,660
Employee benefit obligations,
net of current portion                    12,279                 -                  -                    -              12,279
Other                                      3,534                 230                 211                 -               3,975
                                   -------------    ----------------    ----------------   ------------------   --------------
      Total liabilities                  245,576                 175              20,341               (7,069)         259,023

Shareholders' equity :
      Common stock                           570                 -                12,072             (12,072)              570
      Additional paid-in capital         103,577               3,525                 752              (4,277)          103,577
      Notes receivable from
      officers/shareholders                 (890)                -                   -                    -               (890)
      Retained earnings                   66,677              14,371               4,212             (20,320)           64,940
                                   -------------    ----------------    ----------------   ------------------   --------------
                                         169,934              17,896              17,036             (36,669)          168,197

Less treasury stock, at cost            (129,096)                -                   -                    -           (129,096)
Accumulated other comprehensive
income (expense):
      Foreign currency translation
      adjustment                           1,893               1,893               1,893               (3,786)           1,893
      Minimum pension liability
      adjustment                            (460)                -                   -                    -               (460)
                                   -------------    ----------------    ----------------   ------------------   --------------

      Total shareholders' equity          42,271              19,789              18,929              (40,455)          40,534
                                   -------------    ----------------    ----------------   ------------------   --------------

      Total liabilities and
      shareholders' equity           $   287,847      $       19,964      $       39,270      $      (47,524)     $    299,557
                                   -------------    ----------------    ----------------   ------------------   --------------
                                   -------------    ----------------    ----------------   ------------------   --------------


                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three month period ended July 4, 1999
                                   (Unaudited)
                                 (In thousands)



                                                    Guarantor        Nonguarantor                               Consolidated
                                  Parent           Subsidiary        Subsidiaries        Eliminations              Total
                               ----------------   ----------------  ------------------  -----------------    -------------------

Net sales                        $     108,493     $            -    $         16,433    $        (4,486)      $        120,440
Cost of goods sold                      59,115                  -               8,742             (4,490)                63,367
                               ----------------   ----------------  ------------------  -----------------    -------------------
   Gross profit                         49,378                  -               7,691                  4                 57,073

Selling                                 29,342                  -               3,763                  -                 33,105
General and administrative               7,532               (222)              1,371                (18)                 8,663
Research and development                 2,143                  -                   -                  -                  2,143
Other special charges                      675                  -                 159                  -                    834
                               ----------------   ----------------  ------------------  -----------------    -------------------
   Total operating expenses             39,692               (222)              5,293                (18)                44,745

Income from operations                   9,686                222               2,398                 22                 12,328

Other expense (income):
     Interest expense                    3,421                  -                 217                  -                  3,638
     Equity in profit of subsidiary     (1,374)            (1,245)                  -              2,619                      -
     Other expense (income)               (880)                 8                  12                 26                   (834)
                               ----------------   ----------------  ------------------  -----------------    -------------------

Income before income taxes
     and extraordinary item              8,519              1,459               2,169             (2,623)                 9,524

Income tax expense                       2,364                 85                 924                  -                  3,373
                               ----------------   ----------------  ------------------  -----------------    -------------------

Income before
     extraordinary item                  6,155              1,374               1,245             (2,623)                 6,151

Extraordinary item                           -                  -                   -                  -                      -
                               ----------------   ----------------  ------------------  -----------------    -------------------

Net income                       $       6,155     $        1,374    $          1,245    $        (2,623)      $          6,151
                               ----------------   ----------------  ------------------  -----------------    -------------------
                               ----------------   ----------------  ------------------  -----------------    -------------------



                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the nine month period ended July 4, 1999
                                   (Unaudited)
                                 (In thousands)



                                                          Guarantor          Nonguarantor                          Consolidated
                                         Parent           Subsidiary         Subsidiaries       Eliminations           Total
                                     ----------------   ----------------   ------------------  ----------------   -----------------

Net sales                              $     356,990      $           -      $        55,503    $      (20,542)     $      391,951
Cost of goods sold                           193,256                  -               31,182           (20,555)            203,883
                                     ----------------   ----------------   ------------------  ----------------   -----------------
   Gross profit                              163,734                  -               24,321                13             188,068

Selling                                      100,343                  -               12,805                 -             113,148
General and administrative                    21,650               (644)               5,019               (54)             25,971
Research and development                       6,408                  -                    -                 -               6,408
Other special charges                          1,385                  -                  835                 -               2,220
                                     ----------------   ----------------   ------------------  ----------------   -----------------
   Total operating expenses                  129,786               (644)              18,659               (54)            147,747

   Income from operations                     33,948                644                5,662                67              40,321

Other expense (income):
     Interest expense                         10,279                  -                  499                 -              10,778
    Equity in profit of subsidiary            (3,167)            (2,810)                   -             5,977                   -
     Other expense (income)                   (1,072)                34                  586                 -                (452)
                                     ----------------   ----------------   ------------------  ----------------   -----------------
                                               6,040             (2,776)               1,085             5,977              10,326
Income before income taxes
     and extraordinary item                   27,908              3,420                4,577            (5,910)             29,995

Income tax expense                             8,769                253                1,767                 -              10,789
                                     ----------------   ----------------   ------------------  ----------------   -----------------

Income before
     extraordinary item                       19,139              3,167                2,810            (5,910)             19,206

Extraordinary item                                 -                  -                    -                 -                   -
                                     ----------------   ----------------   ------------------  ----------------   -----------------

   Net income                          $      19,139      $       3,167      $         2,810    $      (5,910)      $       19,206
                                     ----------------   ----------------   ------------------  ----------------   -----------------
                                     ----------------   ----------------   ------------------  ----------------   -----------------



                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the nine month period ended July 4, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                  Guarantor       Nonguarantor                      Consolidated
                                                  Parent          Subsidiary      Subsidiaries    Eliminations         Total
                                                -------------- ---------------- ---------------- --------------- -----------------
Net cash provided (used) by operating activities $     13,986    $          (1)   $      (2,231)  $      (1,152)   $       10,602


Cash flows from investing activities:
     Purchases of property, plant and equipment       (15,947)               -             (423)              -           (16,370)
     Proceeds from sale of property, plant, and
     equip.                                                26                -                -               -                26
     Payment for acquisitions                               -                -                -               -                 -
                                                -------------- ---------------- ---------------- --------------- -----------------

Net cash used by investing activities                 (15,921)               -             (423)              -           (16,344)


Cash flows from financing activities:
     Reduction of debt                                 (2,289)               -           (4,378)          1,152            (5,515)
     Proceeds from debt financing                       4,200                -            7,034               -            11,234
     Other                                               (200)               -                -               -              (200)
                                                -------------- ---------------- ---------------- --------------- -----------------

Net cash provided by financing activities               1,711                -            2,656           1,152             5,519

Effect of exchange rate changes on cash and
cash equivalents                                            -                -               13               -                13
                                                -------------- ---------------- ---------------- --------------- -----------------

Net increase (decrease) in cash and cash
equivalents                                              (224)              (1)              15               -              (210)

Cash and cash equivalents, beginning of period          1,355               44              195               -             1,594
                                                -------------- ---------------- ---------------- --------------- -----------------

Cash and cash equivalents, end of period         $      1,131    $          43    $         210   $           -    $        1,384
                                                -------------- ---------------- ---------------- --------------- -----------------
                                                -------------- ---------------- ---------------- --------------- -----------------



Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL QUARTER AND NINE MONTHS ENDED JULY 4, 1999 COMPARED TO
FISCAL QUARTER AND NINE MONTHS ENDED JUNE 27, 1998


RESULTS OF OPERATIONS

         NET SALES. Net sales for the three months ended July 4, 1999 (the "Fiscal 1999 Quarter") increased $9.3 million, or 8.4%, to $120.4 million from $111.1 million for the three months ended June 27, 1998 (the "Fiscal 1998 Quarter"). The increase was driven by increased sales of alkaline batteries, lighting products and heavy duty batteries partially offset by a decrease in hearing aid battery sales.

         Alkaline sales increased $10.7 million, or 22%, to $59.4 million from $48.7 million in the same period a year ago. The growth in alkaline was due primarily to expanded distribution and strong promotional programs in North America partially offset by a decision to exit certain private label battery business in the United Kingdom.

         Hearing aid battery sales decreased $1.6 million, or 8.2%, compared to the same period a year ago. Sales were impacted by high retail inventory levels and a large initial shipment into a major U.S. retailer a year ago. Also, in the UK, our exclusivity with the government has ended.

         Heavy duty sales increased $0.5 million, or 6.5%, compared to the same period a year ago due primarily to exclusive distribution with a major U.S. retailer partially offset by a decision to exit certain private label battery business in the United Kingdom.

         Sales of lighting products increased $3.5 million, or 23.5%, to $18.4 million from $14.9 million in the same period a year ago due primarily to new product introductions and continued growth in our economy flashlight line.

         For the nine months ended July 4, 1999 (the "1999 Nine Months"), sales increased $34.9 million, or 9.8%, to $392.0 million from $357.1 million for the nine months ended June 27, 1998 (the "1998 Nine Months"). The increase was mainly driven by increased sales of alkaline, hearing aid, specialty, and lighting products partially offset by a decrease in other micropower battery sales.

         Alkaline sales increased $25.1 million, or 14.6%, to $197.4 million from $172.3 million in the same period a year ago. The growth in alkaline was due primarily to expanded distribution and strong promotional programs in North America partially offset by a decision to exit certain private label battery business in the United Kingdom.

         Hearing aid battery sales increased $2.1 million, or 3.9%, compared to the same period a year ago. A significant portion of the gain was in North America, reflecting improved retail channel distribution and the impact of the Best Labs acquisition completed during Fiscal 1998.

         Specialty battery sales increased $4.1 million to $10.6 million reflecting the impact of the Direct Power Plus acquisition completed during Fiscal 1998 and the introduction of cordless and cellular phone batteries.

         Lighting product sales increased $6.0 million, or 12.3%, to $54.6 million due primarily to new product launches and expanded distribution in the Company's industrial lantern battery business.

         GROSS PROFIT. Gross profit for the Fiscal 1999 Quarter increased $3.9 million, or 7.3%, to $57.1 million from $53.2 million in the Fiscal 1998 Quarter. Gross profit margin decreased to 47.4% from 47.9% in the same period a year ago primarily reflecting the impact of a change to "net pricing" with a major U.S. retailer.

         For the 1999 Nine Months, gross profit increased $16.8 million, or 9.8%, to $188.1 million from $171.3 million in the same period a year ago. Gross profit margin was flat at 48.0%. Improvements from reduced manufacturing costs as a result of cost rationalization initiatives were tempered by the strong volume increases in lower margin specialty and lighting products and the impact of changing to "net pricing" with a major U.S. retailer.

         SELLING EXPENSE. Selling expense increased $1.3 million, or 4.1%, to $33.1 million in the Fiscal 1999 Quarter from $31.8 million in the Fiscal 1998 Quarter. As a percentage of sales, selling expense decreased to 27.5% from 28.6% in the same period a year ago. For the 1999 Nine Months, selling expense increased $7.6 million, or 7.2%, to $113.1 million from $105.5 million in the same period a year ago. As a percentage of sales, selling expense decreased to 28.9% from 29.5%. The increase in dollars is due primarily to increased direct selling and promotional spending in support of increased sales and expanded distribution. The decrease in selling expense as a percentage of sales is primarily attributable to net sales growing faster than selling expenses and reduced expense resulting from the change to "net pricing" with a major U.S. retailer.

         GENERAL AND ADMINSTRATIVE EXPENSE. General and administrative expense was $8.7 million in the Fiscal 1999 Quarter approximately equal to the Fiscal 1998 Quarter. For the 1999 Nine Months, general and administrative expenses increased $1.2 million, or 4.8%, to $26.0 million from $24.8 million in the same period a year ago. The increase was due primarily to information system improvements and increased expenses and amortization related to acquisitions.
As a percentage of sales, general and administrative expense decreased from 6.9% to 6.6% for the 1999 Nine Months.

         RESEARCH AND DEVELOPMENT EXPENSE. Research and development expense was $2.1 million for the Fiscal 1999 Quarter approximately equal to the Fiscal 1998 Quarter. For the 1999 Nine Months, research and development increased $0.2 million, or 3.2%, to $6.4 million from $6.2 million in the same period a year ago, reflecting increased spending on alkaline and hearing aid battery technology.

         SPECIAL CHARGES. Special charges of $0.8 million in the Fiscal 1999 Quarter were $0.2 million lower than the Fiscal 1998 Quarter. Special charges in the Fiscal 1999 Quarter primarily reflect costs associated with the closing of the Appleton, Wisconsin facility. The Company recorded $1.0 million of special charges during the 1998 Fiscal Quarter which included $0.8 million related to the expenses in connection with a secondary offering of the Company's stock and $0.2 million of costs related to previously announced restructuring activities.

         For the 1999 Nine Months, special charges decreased $2.8 million to $2.2 million from $5.0 million in the same period a year ago. Special charges for the 1999 Nine Months principally reflect costs associated with the closing of the Appleton, Wisconsin and Newton Aycliffe, United Kingdom facilities. Special charges for the 1998 Nine Months reflect the restructuring of the Company's domestic and international operations partially offset by a gain on the sale of its previously closed North Carolina facility and a gain on the buy-out of deferred compensation agreements with certain former employees.

         INCOME FROM OPERATIONS. For the 1999 Fiscal Quarter, income from operations increased $2.6 million to $12.3 million from $9.7 million in the Fiscal 1998 Quarter. For the 1999 Nine Months, income from operations increased $10.5 million, or 35.2%, to $40.3 million from $29.8 million in the 1998 Nine Months. These increases were primarily attributable to increased sales, gross profit improvements and lower special charges partially offset by increased operating expenses.

         INTEREST EXPENSE. Interest expense increased $0.1 million, or 2.9%, to $3.6 million from $3.5 million in the Fiscal 1998 Quarter. The increase was primarily a result of increased indebtedness due to higher working capital investment to support growth in the business.

         For the 1999 Nine Months, interest expense decreased $1.0 million, or 8.5%, to $10.8 million from $11.8 million in the same period a year ago. The decrease was primarily a result of decreased indebtedness due to the application of proceeds of the Company's initial public offering of common stock completed in November 1997.

         OTHER EXPENSE (INCOME). Interest income of $0.5 million primarily from settlement of a prior year tax return and foreign exchange gains of $0.3 million across several currencies resulted in other income of $0.8 million in the Fiscal 1999 Quarter. In the Fiscal 1998 Quarter, interest income of $0.2 million offset foreign exchange losses of the same amount.

         For the 1999 Nine Months, interest income was partially offset by foreign exchange losses and resulted in income of $0.5 million. In the 1998 Nine Months, interest income was partially offset by foreign exchange losses and resulted in income of $0.3 million.

         INCOME TAX EXPENSE. The Company's effective tax rate for the Fiscal 1999 Quarter was 35.4% compared to 37.5% for the Fiscal 1998 Quarter. The change in effective rate is caused primarily by Fiscal 1998 Quarter non-deductible expenses related to the Company's secondary offering offset by a favorable adjustment based on the finalization of the Company's 1997 tax return.

         For the 1999 Nine Months, the Company's effective tax rate was 36.0% compared to 37.7% for the same period a year ago. The improved effective rate is impacted by a lower foreign tax rate as compared to the Company's statutory rate.

         EXTRAORDINARY ITEM. The 1998 Nine Months include an extraordinary expense of $2.0 million, net of income tax, for the premium payment on the redemption of a portion of the Company's Series B Senior Subordinated Notes.

         NET INCOME. Net income for the Fiscal 1999 Quarter increased $2.4 million to $6.2 million from $3.8 million in the Fiscal 1998 Quarter. The increase reflects the impact of sales growth, improved gross profit, lower special charges, and the absence of the extraordinary item. For the 1999 Nine Months, net income increased $9.8 million, or 104.3%, to $19.2 million from $9.4 million in the same period a year ago.


LIQUIDITY AND CAPITAL RESOURCES

         For the 1999 Nine Months, net cash provided by operating activities increased $17.5 million to $10.6 million from ($6.9) million for the 1998 Nine Months. This increase is mainly due to increased income from operations and improvements in working capital. Cash costs associated with the restructuring activities announced in Fiscal 1998 have been and are expected to be funded with cash provided by operations.

         Net cash used in investing activities decreased $1.3 million versus the prior year period. Capital expenditures for the 1999 Nine Months were approximately $16.4 million, an increase of $4.7 million from the 1998 Nine Months reflecting continued spending on the new SAP business enterprise system, the building expansion at the Company's Portage, Wisconsin manufacturing facility, and expanded capacity of alkaline AA battery lines. The increase in capital spending was offset by the absence in 1999 of proceeds from the disposition of the Company's previously closed North Carolina facility and acquisition investments. In the 1998 Nine Months, the Company acquired Brisco, Best Labs and DPP.

         The Company continues to expect capital spending for fiscal 1999 for its current operations to be approximately $24 million. Alkaline capacity expansion, building expansion at the Company's Portage, Wisconsin facility and the SAP computer system are the major projects underway in addition to normal maintenance level spending.

                  On June 11, 1999, the Company entered into a Share Purchase Agreement under which it agreed to acquire, for an aggregate purchase price of $140 million, subject to adjustment, (1) all of the outstanding capital stock of Ray-O-Vac Overseas Corporation, the wholly-owned subsidiary of ROV Limited which carries on directly and through its subsidiaries the business of marketing and manufacturing a line of batteries, including general purpose and heavy duty batteries, in certain Latin American countries, and (2) the license currently held by ROV Limited to use the "Rayovac" trade name and trademark in India and Pakistan, countries in Latin America (other than Brazil), Africa and the Middle East and selected countries in the Far East. Concurrently, the Company also entered into agreements to acquire, for an aggregate purchase price of $15 million, the outstanding minority interests in certain of the operating subsidiaries of Ray-O-Vac Overseas Corporation. The acquisitions described in this paragraph are collectively referred to as the "ROV Acquisition". The Company's consummation of the ROV acquisition is subject to the satisfaction or waiver of certain conditions. While the Company has definitive agreements for the ROV acquisition and expects to consummate the ROV acquisition by the end of fiscal 1999, there can be no assurance that the Company will successfully consummate the ROV acquisition.

                  The Company currently expects to finance its entire ROV Acquisition with additional borrowings under amended senior credit facilities. The Company currently intends to amend and replace its existing credit facilities with a $250 million five-year revolving credit facility and a $75 million five-year amortizing term loan.
In addition to financing the ROV Acquisition, the Company intends to use the proceeds of these amended senior credit facilities to refinance the Company's outstanding senior indebtedness, to finance future acquisitions and for working capital and general corporate purposes. Indebtedness under these facilities will be secured.

                  The Company's current credit facilities include a revolving credit facility of $90.0 million of which approximately $82.2 million of senior debt was outstanding at July 4, 1999, with approximately $7.6 million utilized for outstanding letters of credit. The Company also has $7.0 million outstanding on its acquisition facility as of July 4, 1999. The Company's ability to borrow is limited by the terms of its senior credit facilities and outstanding 10 1/4% Series B Senior Subordinated Notes due 2006. The Company currently is seeking the consent of the holders of these notes to certain provisions of the Indenture governing these notes to allow the Company greater flexibility to operate, grow and expand it business, including to allow the Company to finance its planned ROV Acquisition entirely with senior secured debt. The Indenture amendments for which the Company is currently soliciting consent are substantially similar to the Indenture amendments set forth in the First Supplemental Indenture dated as of February 26, 1999, among the Company, the Guarantor, and the Trustee, which amendments did not become effective within the time period stipulated in the First Supplemental Indenture.

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

         STATE OF READINESS. The Company's Year 2000 Project is continuing on schedule. North American core business systems are now operating on compliant hardware and software (SAP) that replaced legacy systems. European core business systems are now operating on legacy software that has been remediated. Certain other leased hardware and systems remain to be replaced or remediated by September 1999 as originally scheduled.


         COSTS TO ADDRESS YEAR 2000 ISSUES. Expenditures directly related to identification, evaluation and remediation of Year 2000 exposures are currently projected to be $0.8 million for fiscal 1999.

         Capital expenditures for projects undertaken for other reasons but which address Year 2000 issues (primarily SAP) are currently projected to be $5.5 million for fiscal 1999. Other expenditures associated with these capital expenditures are currently projected to be $1.3 million for fiscal 1999.

         As of July 4, 1999 the Company has spent approximately $6.2 million of the $7.6 million projected fiscal 1999 cost discussed above.

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

         As of July 4, 1999, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $0.8 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.1 million.

         As of July 4, 1999, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $1.7 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at July 4, 1999 due to the same change in exchange rates, would be a net loss of $0.7 million.

         As of July 4, 1999, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.6 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be immaterial.

                           PART II. OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         On May 3, 1999, the Company filed an action against Duracell Incorporated and The Gillette Company (collectively, "Gillette") (RAYOVAC CORPORATION V. DURACELL INCORPORATED AND THE GILLETTE COMPANY, Case No. 99-C-0272C - United States District Court for the Western District of Wisconsin) alleging that Gillette has infringed and is infringing two of the Company's patents. The Company's Complaint, filed on April 26, 1999, seeks an injunction prohibiting further sales by Gillette of infringing products, damages as a result of the Gillette's infringement, enhanced damages pursuant to 35 U.S.C. Section 284, and attorneys' fees and costs. Gillette filed an Answer on May 28, 1999 denying all material allegations of the Complaint and seeking a declaration that the two patents are invalid and of non-infringement by Gillette. On June 15, 1999, the Company made a motion for leave to file an Amended Complaint to add an additional count of patent infringement by Gillette with respect to another of the Company's patents. The Court has not yet ruled on the Company's motion. This action is at a preliminary discovery stage, with the trial date scheduled for April 3, 2000.

         On July 21, 1999, Gillette filed a Complaint against the Company (THE GILLETTE COMPANY V. RAYOVAC CORPORATION, Case 99-ov-11555-PBS - United States District Court for the District of Massachusetts) alleging patent infringement by the Company. In the Complaint, Gillette seeks an injunction prohibiting further sales by the Company of allegedly infringing products, damages as a result of the alleged infringement, enhanced damages pursuant to 35 U.S.C. Section 284 and attorneys' fees and costs. Gillette has not yet served the Company with a copy of this Complaint. If so served, the Company intends to vigorously defend itself against all claims in this action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of Shareholders was held on July 22, 1999.

         The directors standing for election were elected in an uncontested election. The directors elected were David A. Jones, Scott A. Schoen, John S. Lupo, and Joseph W. Deering. The votes for each director standing for election were: For: 25,699,801; Withheld: 43,800. The terms of the following directors continued after the meeting: Roger F. Warren, Thomas R. Shepherd, Kent J. Hussey, and Warren C. Smith, Jr.

         In addition to the election of directors, the Company submitted the ratification of the appointment of KPMG LLP as the Company's independent auditors to the vote of the shareholders. The vote in favor of ratification was:
For: 25,733,300; Against: 5,241; Withheld: 5,060.

         The Company currently is seeking the consent of the holders of its 10 1/4% Series B Senior Subordinated Notes due 2006 to certain provisions of the Indenture governing these notes to allow the Company greater flexibility to operate, grow and expand its business, including to allow the Company to finance its planned ROV Acquisition entirely with senior secured debt. The Indenture amendments for which the Company is currently soliciting consent are substantially similar to the Indenture amendments set forth in the First Supplemental Indenture dated as of February 26, 1999, among the Company, the Guarantor, and the Trustee, which amendments did not become effective within the time period stipulated in the First Supplemental Indenture.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


Exhibit Number              Description
--------------              -----------
2.1                         Share Purchase Agreement made as of June 11,
                            1999, by and among the Company, Vidor Battery
                            Company, Rayovac Latin America, Ltd., the
                            shareholders of ROV Limited, ROV Limited, ESB ROV
                            Ltd., Duranmas, S.A., certain second-tier
                            subsidiaries of ROV Limited, Ray-O-Vac Overseas
                            Corporation, and Alfredo J. Diez and Richard T.
                            Doyle, Jr., as selling group representatives.

2.2 Form of Stock Purchase Agreement entered into on or around June 11, 1999 by and among the Company, Rayovac Latin America, Ltd. and certain persons who hold minority interests in certain of the operating subsidiaries of Ray-O-Vac Overseas Corporation.

3.1+ Amended and Restated Articles of Incorporation of the Company.

3.2******                   Amended and Restated By-laws of the
                            Company, as amended through May 17, 1999.

4.1** Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc. and Marine
                            Midland Bank, as trustee, relating to the Company's
                            10 1/4% Senior Subordinated Notes due 2006.

4.2******                   First Supplemental Indenture, dated as of
                            February 26, 1999, by and among the Company, ROV
                            Holding, Inc. and HSBC Bank USA (formerly known as
                            Marine Midland Bank) as trustee, relating to the
                            Company's 10 1/4% Senior Subordinated Notes due
                            2006.

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

******   Incorporated by reference to the Company's Quarterly Report on Form
10-Q for the quarterly period ended April 4, 1999 filed with the Commission on May 17, 1999.

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

         (b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the Company's quarterly period ended July 4, 1999.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 4, 1999


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