Form 10-K
period 1999-09-30
RAYOVAC CORP
filed 1999-12-21
CIK 1028985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 001-13615

                              RAYOVAC CORPORATION

             (Exact name of registrant as specified in its charter)
                            ------------------------

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                   WHICH REGISTERED
----------------------------        -----------------------------
Common Stock, Par Value $.01        New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On December 17, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $296,895,389. As of December 17, 1999, there were outstanding 27,490,052 shares of the registrant's Common Stock, $0.01 par value.
                            ------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                     PART I

ITEM 1.   BUSINESS....................................................       2

ITEM 2.   PROPERTIES..................................................      13

ITEM 3.   LEGAL PROCEEDINGS...........................................      14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      16

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................      17

ITEM 6.   SELECTED FINANCIAL DATA.....................................      18

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................      20

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................      28

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      30

ITEM 9.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE....................................      30

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      30

ITEM 11.  EXECUTIVE COMPENSATION......................................      33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................      37

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      38

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.........................................................      39

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
          STATEMENT SCHEDULE..........................................     F-1

          SIGNATURES..................................................    II-3

                                     PART 1

ITEM 1. BUSINESS

GENERAL

    Rayovac is the leading value brand and the third largest domestic manufacturer of general batteries. We are also the leading worldwide manufacturer of hearing aid batteries and the leading U.S. manufacturer of rechargeable household batteries and certain other specialty batteries, including lantern batteries. In addition, we are a leading marketer of heavy duty batteries and battery-powered lighting products. We also market rechargeable batteries for cordless telephones and video camcorders.

    Rayovac is a well recognized brand name in the battery industry that was first used as a trademark for batteries in 1921. We attribute the longevity and strength of the Rayovac brand name to our high-quality products and to the success of our marketing and merchandising initiatives.

    We established our position as the leading value brand in the U.S. general alkaline battery market by:

    - offering batteries with quality and performance similar to batteries offered by our principal competitors, but at lower prices

    - emphasizing innovative in-store merchandising and packaging programs

    - offering retailers attractive margins

    We have established our position as the leader in various specialty battery niche markets through continuous technological advances, creative distribution and marketing, and strong relationships with industry professionals and manufacturers.

    Over the last several years we have broadened our distribution channels to include mass merchandisers and warehouse clubs; food, drug, and convenience stores; electronics specialty stores and department stores; hardware and automotive centers; specialty retailers; hearing aid professionals; industrial distributors; government agencies; and original equipment manufacturers. We market all of our branded products under the Rayovac-Registered Trademark- name and selected products under sub-brand names including MAXIMUM-TM- , Renewal-Registered Trademark-, Loud'n Clear-Registered Trademark-, ProLine-Registered Trademark-, Lifex-Registered Trademark-, Power Station-Registered Trademark-, Workhorse-Registered Trademark-, Roughneck, Extra-Registered Trademark-, XCell-Registered Trademark-, and AIRPOWER-Registered Trademark-.

    OPERATING SEGMENTS

    Our business is organized according to three geographic regions (1) North America, (2) Latin America and (3) Europe and rest of world ("Europe/ROW"). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each operating segment is responsible for implementing the defined strategic initiatives and achieving the financial objectives. Each geographic region has a general manager responsible for operations in that geographic region and all the products lines within that region.

    OUR BUSINESS STRATEGY

    Our business strategy is centered around four key elements:

    - continue to increase the consumer awareness of the Rayovac brand name by focused marketing and advertising

    - grow our market share by expanding distribution into new channels, increasing sales to under-penetrated channels and customers, launching new products, and selectively pursuing acquisitions and alliances

    - reduce costs by rationalizing manufacturing and distribution, better utilizing existing plant capacity, outsourcing products where appropriate, reducing working capital and corporate overhead

    - improve employee productivity by increasing training and education, improving business processes and implementing a pay-for-performance culture.

    To support our business strategy we have developed or implemented many changes in the last several years.

    ALIGNMENT OF SALES, MARKETING AND ADMINISTRATION WITH CUSTOMERS. In North America we have realigned our marketing department, sales organization, supply chain and support functions to better serve our diverse customer needs. We have organized customer-focused teams to serve the following distribution channels: mass merchandisers and warehouse clubs, regional mass merchandiser and home center, food and drug, special markets, hearing aid professionals, and industrial, government and original equipment manufactures. We believe that our sales should increase as our dedicated teams focus on implementing channel-specific marketing strategies, sales promotions and customer service initiatives.

    NEW SALES AND MARKETING PROGRAMS. We continue to implement broad new marketing initiatives. In the last year we have (1) continued our use of Michael Jordan in our alkaline advertising and Arnold Palmer in our hearing aid advertising, (2) launched new packaging designs known as the Pro-pack and clear reclosable packs, (3) launched a new and improved AA alkaline battery and (4) continued the use of innovative marketing programs and promotions with individual customers.

    RESTRUCTURING OF OUR OPERATIONS. We have restructured our operations to maximize our production and capacity efficiencies, reduce fixed costs, upgrade existing technology and equipment, and improve customer service. Major elements of these initiatives include: (1) consolidating our packaging operations at our Madison, Wisconsin plant, (2) outsourcing the manufacturing of heavy duty batteries for our domestic market, (3) closing certain of our existing manufacturing, packaging and distribution facilities, and (4) planning the discontinuation of the manufacture of watch batteries. We recorded a charge of $9.5 million in fiscal 1998 for the first three initiatives listed. We recorded a charge of $3.4 million in fiscal 1999 for the watch battery discontinuation and the remaining costs associated with the other plant closings. We expect that after implementation of these restructuring initiatives we will achieve approximately $6.0 million of annual aggregate cost savings.

    UPGRADES TO OUR INFORMATION SYSTEMS. In 1999 we successfully implemented in our North American facilities a business resource planning software system purchased from SAP. This implementation provides us with a single source of information, standardization of processes and more readily available, timely information. This system has also been beneficial in addressing a significant number of our year 2000 issues.

    OUR GROWTH STRATEGY

    We believe that we have significant growth opportunities in our business. We have developed strategies to increase our sales, profits and market share. Key elements of our growth strategy are:

    CONTINUE TO REINVIGORATE THE RAYOVAC BRAND NAME. We are committed to continuing to reinvigorate the Rayovac brand name. While the Rayovac brand name is widely recognized in all markets where we compete, it has lower brand name awareness than the more highly advertised Duracell and Energizer brands. We have initiated an integrated advertising campaign using significantly higher levels of television and print media in North America. In 1997, we launched a reformulated alkaline battery, Rayovac MAXIMUM-TM-. This introduction was supported by new graphics, new packaging, a new advertising campaign, and aggressive introductory retail promotions. Our marketing and advertising initiatives are designed to increase consumer awareness of the Rayovac brand and to increase our retail sales by heightening customers' perceptions of the quality, performance and value of our products. These initiatives have increased domestic awareness of the Rayovac brand over 80%, with a 20% increase in the quality and performance perceptions over the last year. In addition, through a third party, we are beginning efforts to license the Rayovac brand name for products that have a potential for high customer awareness.

    EMPHASIZE OUR VALUE BRAND POSITION. We believe that we are uniquely positioned in the U.S. general battery market as the value brand in an industry in which the leading three brands (Duracell, Energizer and Rayovac) account for approximately 90% of sales. We position our products to appeal to the large segment of the population that desires value brand products, which are similar in quality and performance to the products of our major competitors. For example, one of our pricing strategies is to offer more batteries than our brand name competitors for the same price.

    EXPAND RETAIL DISTRIBUTION. We believe that our value brand positioning and innovative merchandising programs make us an attractive supplier to all channels of trade. We have expanded our traditional focus on mass merchandisers to include other retail channels. We have reorganized our marketing, sales, and sales representative organizations by retail channel in order to increase our market share by (1) gaining new customers, (2) selling existing customers a larger assortment of products, (3) offering a selection of products with high sell-through and (4) utilizing more aggressive and channel specific promotional programs. In the last three years we have increased the number of stores in the U.S. selling our products by over 40,000 stores. As of September 1999, Rayovac products can be found in over 80,000 stores in the United States.

    FURTHER CAPITALIZE ON WORLDWIDE LEADERSHIP IN HEARING AID BATTERIES. We seek to increase our worldwide share in the hearing aid battery segment by capitalizing on our leading technology and dedicated sales and marketing organization and through the completion of strategic acquisitions. We continue to use Arnold Palmer as our spokesperson in our print media campaign for hearing aid battery products. We market hearing aid batteries in large multi-packs, which have rapidly gained consumer favor. In November 1997, we acquired Brisco GmbH in Germany and Brisco B.V. in Holland. These firms package and distribute hearing aid batteries in customized packaging to hearing health care professionals in Germany, Holland and other European countries. In March 1998, we acquired the battery distribution business of Best Labs in St. Petersburg, Florida, a manufacturer of hearing instruments and distributor of hearing aid batteries in customized packaging.

    DEVELOP NEW MARKETS. We plan to continue to expand our business into new markets for batteries and related products both domestically and internationally by developing new products internally or potentially through selective acquisitions. Our acquisitions may focus on expansion into new technologies, product lines or geographic markets and may be of significant size. We may also pursue joint ventures or other strategic marketing opportunities, where appropriate to expand our markets or product offerings.

    LATIN AMERICAN ACQUISITION. On August 9, 1999, Rayovac completed the acquisition of the consumer battery operations of ROV Limited. These operations market and manufacture a line of general batteries under the Rayovac name in many Latin American countries. They also distribute and market batteries to other countries in South America, the Middle East, Africa and selected Asian countries. The Latin American operations have an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, and Venezuela.

    This acquisition significantly adds to our marketing opportunities in Latin America, the Middle East, Africa and selected Asian countries. The acquisition also allows us to control the Rayovac brand name for use worldwide except in Brazil. The Rayovac brand has a leading market position for zinc carbon batteries in the Dominican Republic and Venezuela, as well as certain other parts of Central America. However, the Rayovac brand has minimal alkaline battery sales in Latin America. We will seek a share of the growing market for alkaline products in Latin America by combining our expertise in the production and marketing of alkaline batteries with our existing broad distribution network. We also will expand our existing distribution network and use the network to distribute other Rayovac products and as a platform for further international expansion.

PRODUCTS

    We develop, manufacture and market a wide variety of batteries and battery-powered lighting devices. Our broad line of products includes:

    - general batteries, including alkaline, heavy duty and rechargeable alkaline batteries

    - specialty batteries, including hearing aid, watch, photo, keyless entry, and personal computer clock, memory back-up batteries, rechargeable batteries for cordless telephones and rechargeable batteries, battery chargers and accessories for camcorders

    - lighting products and lantern batteries

    Our general batteries (D, C, AA, AAA and 9-volt sizes) are used in devices such as radios, remote controls, cassette players, pagers, portable compact disc players, electronic and video games and battery-powered toys, as well as a variety of battery-powered industrial applications. Our button cell specialty batteries are used in smaller devices, such as hearing aids and watches. Our lithium coin cells are used in cameras, calculators, communication equipment, medical instrumentation and personal computer clocks and memory back-up systems. Our lantern batteries are used almost exclusively in battery-powered lanterns. Our lighting products include flashlights, lanterns and similar portable products.

    Net sales data for our products as a percentage of net sales for fiscal 1997, fiscal 1998 and fiscal 1999 are set forth below.

                                                                  PERCENTAGE OF COMPANY
                                                                        NET SALES
                                                              ------------------------------
                                                                       FISCAL YEAR
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
PRODUCT TYPE                                                    1997       1998       1999
------------                                                  --------   --------   --------
  Battery Products:
  Alkaline..................................................    45.0%      49.1%      50.1%
  Heavy Duty................................................    10.4        7.8        9.9
  Rechargeable Batteries....................................     5.5        5.4        4.5
  Hearing Aid...............................................    14.8       14.8       13.3
  Specialty and Other Batteries.............................     9.8        9.1        8.6
                                                               -----      -----      -----
    Total...................................................    85.5       86.2       86.4
  Lighting Products and Lantern Batteries...................    14.5       13.8       13.6
                                                               -----      -----      -----
    Total...................................................   100.0%     100.0%     100.0%
                                                               =====      =====      =====

    A description of our major battery products including their typical uses is set forth below.

                                                          HEARING AID
                             GENERAL BATTERIES             BATTERIES               OTHER SPECIALTY BATTERIES
TECHNOLOGY:            Alkaline        Zinc            Zinc Air           Lithium      Silver       Lithium Ion,
                                                                                                    Nickel Metal
                                                                                                    Hydride, Nickel
                                                                                                    Cadmium and
                                                                                                    Sealed Lead Acid
TYPES/ COMMON NAME:    -Disposable     Heavy Duty      --                 --           --           Rechargeable
                       -Rechargeable   (Zinc Chloride
                                       and Zinc
                                       Carbon)
BRAND; SUB-BRAND       Rayovac;        Rayovac         Rayovac; Loud'n    Rayovac;     Rayovac      Rayovac
NAMES(1):              MAXIMUM,                        Clear, ProLine,    Lifex
                       Renewal, Power                  Best Labs,
                       Station                         Ultracell XCell
                                                       and AIRPOWER
SIZES:                 D, C, AA, AAA, 9-volt(2) for    5 sizes            5 primary    10 primary   35 sizes
                       both Alkaline and Zinc                             sizes        sizes
TYPICAL USES:          All standard household          Hearing aids       Personal     Watches      Cellular
                       applications including                             computer                  telephones,
                       electronic toys pagers, CD and                     clocks and                camcorders and
                       cassette players, remote                           memory                    cordless
                       controls and a wide variety of                     back-up                   telephones
                       industrial applications

                          LANTERN
                         BATTERIES
TECHNOLOGY:            Zinc
TYPES/ COMMON NAME:    Lantern
                       (Alkaline,
                       Zinc Chloride
                       and Zinc
                       Carbon)
BRAND; SUB-BRAND       Rayovac
NAMES(1):
SIZES:                 Standard
                       lantern
TYPICAL USES:          Beam lanterns,
                       Camping
                       lanterns

(1) Rayovac also produces and supplies private label brands in selected categories.

(2) Rayovac does not produce 9-volt rechargeable batteries.

    ALKALINE BATTERIES. We produce a full line of alkaline batteries, including D, C, AA, AAA and 9-volt size batteries for both consumers and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac MAXIMUM brand, although we also engage in limited private label manufacture of alkaline batteries. AA and AAA size batteries are often used with smaller electronic devices such as remote controls, photography equipment, cassette players, pagers, portable compact disc players and electronic and video games. C and D size batteries are generally used in devices such as flashlights, lanterns, radios, cassette players and battery-powered toys. 9-volt size batteries are generally used in fire alarms, smoke detectors and communication devices.

    HEAVY DUTY BATTERIES. Heavy duty batteries include zinc chloride and zinc carbon batteries designed for low and medium-drain battery-powered devices such as lanterns, flashlights, radios and remote controls. In March 1998, we announced a restructuring of our operations, which included the outsourcing of manufacturing of heavy duty batteries for our domestic market.

    In August 1999 we purchased the consumer battery operations of ROV Limited in Latin America. This business produces D, C and AA size zinc carbon and zinc chloride batteries.

    RECHARGEABLE BATTERIES. Our Renewal rechargeable battery is the only rechargeable alkaline battery in the U.S. market. Renewal batteries offer a value proposition to consumers because they can be recharged over 25 times, providing ten times the energy of disposable alkaline batteries at a somewhat higher retail price. The marketing message for rechargeable alkaline batteries is focused primarily on their money-saving benefits as well as their environmental benefits.

    HEARING AID BATTERIES. We are currently the largest worldwide seller of hearing aid batteries. Our strong market position is the result of (1) our hearing aid battery products having advanced technological capabilities and consistent product performance and (2) our strong distribution system and extensive marketing program for these products. Hearing aid batteries are produced in several sizes and are designed for use with various types and sizes of hearing aids. We produce five sizes and two types of zinc air button cells for use in hearing aids. We sell these batteries under the Loud'n Clear, ProLine, Extra, XCell and AIRPOWER brand names and under several private labels, including Beltone, Miracle Ear, Siemens and Starkey. We were the pioneer and currently are the leading manufacturer of the smallest (5A and 10A size) hearing aid batteries. Zinc air is a highly reliable, high energy density, lightweight battery system.

    SPECIALTY AND OTHER BATTERIES. Our other specialty battery products include non-hearing aid button cells, lithium coin cells, photo batteries, keyless entry batteries and medical batteries, as well as rechargeable nickel cadmium, nickel metal hydride, lithium ion and sealed lead acid batteries. We market button and coin cells for watches, cameras, calculators, communications equipment and medical instrumentation. Our Lifex lithium coin cells are high-quality lithium batteries with certain performance advantages over other lithium battery systems. These products are used in calculators and personal computer clocks and memory back-up systems. Lifex lithium coin cells have outstanding shelf life and excellent performance. Our rechargeable lithium ion, nickel metal hydride, nickel cadmium and sealed lead acid batteries are sourced for use in camcorders and cordless telephones.

    LIGHTING PRODUCTS AND LANTERN BATTERIES. We are a leading marketer of battery-powered lighting devices, including flashlights, lanterns and similar portable products for the retail and industrial markets.

MERCHANDISING AND ADVERTISING

    Over the last three years, we have continued to develop our merchandising and advertising strategies. Key elements of our strategies include:

    - building the awareness and image of the Rayovac brand name

    - focusing on the reformulated MAXIMUM alkaline product line

    - improving consumer perceptions of the quality and performance of our products

    - upgrading and unifying product packaging and launching innovative new value packaging

    - solidifying our position as the value brand

    - regularly introducing new products, especially lighting products

    We position our products to appeal to the large segment of the population that desires value brand products which are of quality and performance similar to the products of our major competitors in the general battery market, but which are offered at a lower price. One pricing strategy we use to demonstrate our value positioning is offering more batteries than our brand name competitors for the same price. We also work with individual retail channel participants to develop unique merchandising programs and promotions and to provide retailers with attractive profit margins to encourage retailer brand support.

    NORTH AMERICA.

    For the last three years we have focused our advertising efforts on the MAXIMUM alkaline products. In 1997, we launched our first major national advertising campaign. This campaign is designed to increase awareness of the Rayovac brand and to heighten customers' perceptions of the quality, performance and value of our products. We engaged Michael Jordan as a spokesperson for our general battery products. In addition, through a third party, we are reviewing opportunities to license the Rayovac brand name for products that have the potential for high consumer awareness.

    To market and distribute our hearing aid battery products, we continue to use a campaign featuring Arnold Palmer, a binaural wearer and user of Rayovac hearing aid batteries. Mr. Palmer has been extremely effective in promoting the use of hearing aids, expanding the market and communicating the specific product benefits of our hearing aid batteries. Our agreement with Mr. Palmer may not be cancelled or terminated by him without cause prior to its expiration in June 2003. To reach the largest potential market for hearing aid batteries, we have also developed a corporate print advertising campaign to be used in selected publications. We pioneered the use of multipacks and intend to further expand multipack distribution in additional professional and retail channels. We believe that we have developed strong relationships with hearing aid manufacturers and audiologists, the primary sellers of hearing aids, and will continue to seek to further penetrate the professional market for hearing aid products.

    We have redesigned our product graphics and packaging of other specialty battery products to achieve a uniform brand appearance with our other products and to generate greater brand awareness and loyalty. In addition, we plan to continue to develop relationships with manufacturers of communications equipment and other products in an effort to expand our share of the non-hearing aid button cell market. We believe there is significant opportunity for growth in the photo and keyless entry battery markets and we seek to further penetrate the replacement market for these products. We have also introduced a line of products to serve the medical instrument and health services markets.

    We have established our position in the lighting products market based on innovative product features, consistent product quality and creative product packaging. In addition, we endeavor to regularly introduce new products to stimulate consumer demand and promote impulse purchases. This fall we introduced a line of lighting products under the Harley Davidson brand name. The products will be sold initially in Harley Davidson dealer stores with distribution into retail outlets expected in the first quarter of calendar 2000.

    LATIN AMERICA.

    We believe there is significant opportunity in Latin America to sell the MAXIMUM alkaline products. Currently less than 10% of our Latin America sales are from alkaline products. We believe approximately 30% of all batteries sold in Latin America are alkaline products, providing us with an opportunity to expand our alkaline sales.

    We intend to expand distribution of our other products in Latin America by implementing strategies similar to those that have proven to be successful for us in North America.

    EUROPE/ROW.

    Our marketing strategy in Europe is to capitalize on our strength in hearing aid products using our corporate advertising campaign featuring Arnold Palmer and our strong relationships with manufacturers of hearing aids.

    For the balance of our product line, we intend to partner with our large global customers and expand distribution as they expand.

SALES AND DISTRIBUTION

    NORTH AMERICA.

    We currently align our sales force by distribution channel. As a result of this reorganization, we maintain separate U.S. sales forces primarily to service
(1) our retail sales and distribution channels and

(2) our hearing aid professionals, industrial distributor and original equipment manufacturer sales and distribution. In addition, we use a network of independent brokers to service participants in selected distribution channels. In conjunction with our broader cost rationalization initiatives, we have reduced the number of our independent brokers and sales agents from over 100 in 1996 to approximately 70 currently.

    Wal-Mart Stores, Inc., our largest mass merchandiser customer, represented 20%, 19% and 20% of our consolidated net sales in fiscal 1997, 1998 and 1999, respectively.

    LATIN AMERICA.

    Shortly after the August 1999 acquisition in Latin America, we reorganized our sales force by distribution channel. As a result, we maintain two separate sales groups: one group that directly services large retailers and food and drug chains, located mainly in urban areas and a second group that services through distributors and wholesalers, secondary channels like photo, grocery, hardware, stationary, industrial and other retailers, located in both urban and rural areas. This new sales structure enables us to focus on the rapid expansion of the alkaline category, while consolidating our leadership position in the zinc carbon/zinc chloride category.

    EUROPE/ROW.

    We maintain a separate sales force of approximately 30 employees in Europe to promote the sale of all of our products.

MANUFACTURING AND RAW MATERIALS

    We manufacture batteries in the United States, Latin America and the United Kingdom. Our Latin American operations were part of the Latin America acquisition in August 1999. In September 1999, we announced manufacturing changes which included the planned discontinuation of silver cell manufacturing at our Portage, Wisconsin facility. In November 1999, we discontinued the manufacturing operations at our Valencia, Venezuela facility and transferred this production to our Mexico facility. Over the last three years, we have closed our Newton Aycliffe, United Kingdom, Kinston, North Carolina and Appleton, Wisconsin facilities and shifted their manufacturing operations to our other facilities. We have also outsourced the manufacture of certain lighting products. These efforts have increased our plant capacity utilization and eliminated some of our underused manufacturing capacity.

    During the past six years, we have expended significant resources on capital improvements, including the modernization of many of our manufacturing lines and manufacturing processes. These manufacturing improvements have enabled us to increase the quality and service life of our alkaline batteries and to increase our manufacturing capacity. In 1999, we installed a new high speed alkaline battery production line at our Fennimore, Wisconsin plant. We expect this line will increase our production capacity for AA size batteries by up to 50%. Since fiscal 1993, our investment in new manufacturing technology, modernization and production capacity at our Fennimore plant has exceeded $40 million.

    Zinc powder, electrolytic manganese dioxide powder and steel are the most significant raw materials we use to manufacture batteries. There are a number of worldwide sources for all necessary raw materials that we use to manufacture batteries. We believe that we will continue to have access to adequate quantities of these materials at competitive prices. Based on our anticipated production requirements of zinc powder, we regularly engage in forward purchases and hedging transactions to effectively manage raw material costs and inventory relative to anticipated production requirements. With our recent acquisition in Latin America, our consumption of zinc powder has increased significantly which has not yet been hedged. We do not anticipate this will be difficult to manage. See "Quantitative and Qualitative Disclosures about Market Risk."

RESEARCH AND DEVELOPMENT

    Research and development efforts for batteries are focused on alkaline and zinc air. For alkaline, our efforts both support and adapt the technology provided under our alkaline battery technology agreement with Matsushita. For zinc air, a dedicated team of scientists and engineers develop independent technology with the objective of continuing our technology leadership position for this battery chemistry.

    In March 1999 we upgraded our alkaline AA product and in July 1999 we upgraded our AAA product. These upgrades have resulted in significant performance improvements in these two battery types.

    In April 1999 we introduced upgraded zinc air products in three battery sizes. These upgraded products deliver improved service life versus previous generation products and include innovations that are patent protected. Our research and development group continues to maintain close alliances with the developers of hearing aid devices and worked in conjunction with these developers during 1999 on further product improvements that will be seen in the marketplace in fiscal 2000.

    Our research and development efforts in lighting products and lantern batteries segment are focused on the development of new products. Several new lighting products, which were developed in fiscal 1999, are scheduled to be launched in the marketplace early in fiscal 2000.

    Our resesarch and development group includes approximately 95 employees. The expense for some of our research and development employees is funded by U.S. government contracts. Our expenditures for research and development were approximately $8.7 million for fiscal 1999, $8.3 million for fiscal 1998 and $8.2 million for fiscal 1997.

INFORMATION SYSTEMS

    Our information technology strategy commits our Information Services (IS) group to being an internal business partner providing value-added services through cost effective application of technology to support our corporate initiatives.

    We align the IS activities with the business teams and the business strategic plan to leverage the cost of information technology ownership by reducing the expense ratio as a percent of gross sales. Process team leaders work directly within the business processes to identify business requirements and promote teamwork through the establishment of value-added business resources that focus on process improvements.

    SAP is our core business information system for North America. We use the Microsoft Office suite of office automation products on all desktop computers. Our Y2K compliance initiatives have been substantially completed and we continue to monitor and test all changes to our computing environment to minimize any risks arising from year 2000 issues.

    An effort is underway in Latin America to enhance the infrastructure necessary to install a common Enterprise Resource Planning (ERP) systems environment throughout all locations. This ERP environment will be interfaced with SAP for worldwide consolidation of financial information. Year 2000 testing and remediation on existing Latin American and European systems has been substantially completed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

PATENTS, TRADEMARKS AND LICENSES

    Our success and ability to compete depends in part upon our technology. We rely upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants, to establish and protect our technology and other intellectual property rights.

    We own or license from third parties a considerable number of patents and patent applications throughout the world, primarily for battery product improvements, additional features and manufacturing equipment. In March 1998, we announced the extension of our existing alkaline battery technology agreement with Matsushita. Under this agreement, we license Matsushita's highly advanced designs, technology and manufacturing equipment, including all developments and innovations to them, through March 2002. After that time, we are entitled to license the technology as it exists at that date through March 2022.

    We also use a number of trademarks in our business, including Rayovac-Registered Trademark-, MAXIMUM-TM-, Renewal-Registered Trademark-, Loud'n Clear-Registered Trademark-, Power Station-Registered Trademark-, ProLine-Registered Trademark-, Lifex-TM-, Smart Pack-Registered Trademark-, Best Labs-Registered Trademark-, Ultracell-Registered Trademark-,
XCell-Registered Trademark-, AIRPOWER-Registered Trademark-, Smart-TM- Strip, Workhorse-Registered Trademark- and Roughneck-Registered Trademark-. We rely on both registered and common law trademarks in the United States to protect our trademark rights. The Rayovac-Registered Trademark- mark also is registered in countries outside the United States, including in Europe and the Far East. We do not have any right to the trademark "Rayovac" in Brazil, where the mark is owned by an independent third-party battery manufacturer. In addition, through our recent acquisition in Latin America, we have re-acquired exclusive rights in many countries outside the United States, including Latin America, other than Brazil, for the use of the "Rayovac" trademark, in connection with zinc carbon and alkaline batteries and certain lighting devices.

    We also have obtained a non-exclusive license to use certain technology underlying our rechargeable battery line to manufacture rechargeable batteries in the United States, Puerto Rico and Mexico and to sell and distribute batteries worldwide based on this licensed technology. This license terminates with the expiration of the last-expiring patent covering the licensed technology in 2015.

COMPETITION

    We believe that the markets for our products are highly competitive. Duracell and Eveready are our primary battery industry competitors in the U.S. Both Duracell and Eveready have substantially greater financial and other resources. They also have greater overall market share than us. Because of their greater market size, they have advantages in distribution and in negotiating leverage with retailers. Private label offerings by major retailers, by which the retailers purchase batteries from existing manufacturers and sell under their own brands at non-premium prices, may also be a source of competition. As currently reported by A.C. Nielsen, less than 1% of general batteries sold in mass merchants and approximately 11% of general batteries sold in all channels of trade in the U.S. are private label batteries.

    In May 1998, Duracell introduced a new line of alkaline batteries under the name Duracell Ultra in the AA and AAA size categories. This line was expanded in 1999 to include D, C, and 9-volt sizes. Duracell markets this line as providing increased performance in certain high-drain battery-powered devices, including cellular phones, digital cameras and palm-sized computers. With this product Duracell has attempted to segment the alkaline battery market by positioning this brand as a premium product priced at a significant premium to their competitors as well as the Duracell regular battery brand.

    In May 1998, Eveready announced the introduction of Energizer Advanced Formula alkaline batteries, available in all cell sizes. Energizer claims that these products will provide superior performance in high-drain battery-powered devices and improved performance in all other battery-powered device categories. Energizer positioned this new product at approximately the same price as its existing products. The Energizer Advanced Formula alkaline batteries were first available in the summer of 1998.

    Internationally, the general battery market has more competitors and is as highly competitive as the U.S. market. Competition is centered around pricing, product performance, promotion and distribution strategies.

    Despite this competitive market, our unit and dollar general battery market share in the U.S. has increased over last year both in the mass merchant and total market as reported by A.C. Nielsen. We also continue to upgrade and invest in our alkaline technology to remain competitive. We expect to continue to invest in new upgrades for our alkaline product line over the next several years to improve product performance and expand manufacturing capacity.

ENVIRONMENTAL COMPLIANCE

    Due to the nature of the operations we conduct, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at our facilities and off-site disposal locations. Except as set forth herein under Item 3, "Legal Proceedings," we believe that compliance with the federal, state, local and foreign regulations to which we are subject will not have a material effect upon our capital expenditures, earnings and competitive position. See Item 3 hereof for certain additional information regarding environmental matters involving us included in the description of legal proceedings.

EMPLOYEES

    As of September 30, 1999, we had approximately 3,400 full-time employees. A significant number of our factory employees are represented by eight labor unions. We believe our relationship with our employees is good. There have been no work stoppages involving Rayovac employees since 1991. See Note 2(e) to our consolidated financial statements.

SEASONALITY

    Sales of our products are seasonal, with the highest sales occurring in the fiscal quarter ending on or about December 31, during the holiday season. During the past three completed fiscal years, our sales for the quarter ending on or about December 31 have represented an average of 31% of our annual net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

    Financial information pertaining to our business segments is set forth in
Note 12 of Notes to Consolidated Financial Statements filed herewith and incorporated by reference into Item 8 hereof.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    Financial information pertaining to our foreign and domestic operations is set forth in Note 12 of Notes to Consolidated Financial Statements filed herewith and incorporated by reference into Item 8 hereof.

FORWARD LOOKING STATEMENTS

    Certain of the information contained in this Annual Report on Form 10-K, including without limitation statements made under this Part I, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In reviewing such information, you should note that our actual results may differ materially from those set forth in such forward-looking statements.

    Important factors that could cause our actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (1) significant changes in consumer demand for household or hearing aid batteries in North America or Europe; (2) the loss of, or a significant reduction in, sales through a significant retail customer; (3) the introduction of new product features or new battery technology by a competitor;
(4) the enactment of unexpected environmental regulations negatively impacting consumer demand for certain of our battery products; (5) difficulties or delays in the integration of operations of acquired companies; (6) Year 2000 problems of the Company or of our customers or suppliers which may make it difficult or impossible to fulfill their commitments to us; and (7) currency fluctuations in significant international markets.

    Additional factors and assumptions that could generally cause our actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (1) our ability to develop and introduce new products, (2) the effects of general economic conditions in the United States or abroad, (3) the sufficiency of our production capacity to meet future demand for our products, (4) our ability to keep pace with the technological standards in our industry and (5) our ability to continue to penetrate and develop new distribution channels for our products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 2. PROPERTIES

    The following table sets forth information regarding our manufacturing sites in the United States, Latin America and the United Kingdom:

LOCATION                               PRODUCT MANUFACTURED                  OWNED/LEASED   SQUARE FEET
--------                --------------------------------------------------   ------------   -----------
NORTH AMERICA:
Fennimore, WI.........  Alkaline batteries and Renewal rechargeable
                        batteries                                               Owned          176,000
Portage, WI...........  Zinc air and silver button cells; lithium coin
                        cells and alkaline computer batteries                   Owned          101,000
Wonewoc, WI...........  Battery-powered lighting products and lantern
                        batteries                                              Leased           90,000
LATIN AMERICA:
Mexico City, Mexico...  Zinc carbon batteries                                   Owned          103,000
Tegucigalpa,
  Honduras............  Zinc carbon batteries                                   Owned           35,000
Guatemala City,
  Guatemala...........  Zinc carbon batteries                                   Owned          105,000
Santo Domingo,
  Dominican Republic..  Zinc carbon batteries                                   Owned           57,000
Valencia, Venezuela
  (1).................  Zinc carbon batteries                                   Owned           94,000
EUROPE/ROW:
Washington, UK........  Zinc air button cells                                  Leased           63,000

------------------------

(1) Manufacturing operations at this facility are being transferred to our Mexico facility as of November 1999.

    We also lease approximately 250,000 square feet of space in Madison, Wisconsin for our corporate headquarters and technology center.

    From fiscal 1993 through fiscal 1999 we have invested in improvements to our major battery facilities. During this period, we invested over $40 million for new technology, modernization and capacity expansion at our Fennimore, Wisconsin plant. In addition, in late 1999 we installed a new AA high speed manufacturing line in our Fennimore, Wisconsin, manufacturing plant. We expect this line to increase our production capacity for AA batteries by up to 50%. Additional investments in zinc air battery production have helped us to increase output and precision of assembly as well as to increase the capacity of critical component manufacturing. Our investments in lithium coin cell production have been used to build capacity for newly developed sizes of lithium coin cells and to increase capacity of the largest volume sizes of such cells. As part of our 1998 restructuring plans, our Madison, Wisconsin plant has phased out the manufacture of heavy duty batteries, which are now sourced instead from other suppliers. During fiscal 1999, we closed our Appleton, Wisconsin plant and moved the operations to Portage. The Appleton, Wisconsin, plant facility is currently held for sale. In November 1999 we discontinued the manufacturing operations at our Valencia, Venezuela facility and transferred the production to our Mexico facility.

    The following table sets forth information regarding Rayovac's packaging and distribution sites by segment:

LOCATION                                               OWNED/LEASED   SQUARE FEET
--------                                               ------------   -----------
NORTH AMERICA:
Madison, WI..........................................     Owned         158,000
Middleton, WI........................................    Leased         220,000
Lavergne, TN.........................................    Leased          65,000
Hayward, CA..........................................    Leased          38,000
Mississauga, Ontario, Canada.........................    Leased          32,000
LATIN AMERICA:
Chiquimula, Guatemala................................    Leased           6,000
Guatemala City, Guatemala............................    Leased          30,000
Quetzaltenango, Guatemala............................    Leased           5,000
San Jose, Costa Rica.................................    Leased          11,000
San Miguel, El Salvador..............................    Leased          10,000
San Pedro Sula, Honduras.............................    Leased          13,000
Santa Tecia, El Salvador.............................    Leased          15,000
Tegucigalpa, Honduras................................    Leased          14,000
EUROPE/ROW:
Billinghausen, Germany...............................     Owned           5,000

    We believe that our facilities, in general, are adequate for our present and currently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

    Our facilities are subject to a broad range of federal, state, local and foreign laws and regulations relating to the environment, including those governing discharges to the air and water and land, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at our facilities and at off-site disposal locations. Rayovac has a proactive environmental management program that includes the use of periodic comprehensive environmental audits to detect and correct practices that may violate environmental laws or are inconsistent with best management practices. Based on information currently available to Rayovac's management, we believe that we are substantially in compliance with applicable environmental regulations at our facilities. There are no pending proceedings against Rayovac alleging that we are or have been in violation of environmental laws, and we are not aware of any such proceedings contemplated by governmental authorities. We are, however, subject to certain proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or analogous state laws, as described below.

    Rayovac has from time to time been required to address the effect of historic activities on the environmental condition of its properties, including without limitation, the effect of releases from underground storage tanks. Several of our facilities have been in operation for decades and are constructed on fill that includes, among other materials, used batteries containing various heavy metals. We have accepted a deed restriction on one such property in lieu of conducting remedial activities, and may consider similar actions at other properties if appropriate. Although we are currently engaged in investigative or remedial projects at a few of our facilities, we do not expect that such projects will cause us to incur material expenditures.

    Our former manganese processing facility in Covington, Tennessee was accepted by the Tennessee Department of Environment and Conservation ("TDEC") into TDEC's Voluntary Cleanup, Oversight and Assistance Program in February 1999. Groundwater monitoring conducted pursuant to the post-closure maintenance of solid waste at the facility, and recent groundwater testing beneath former process areas of the facility, indicated elevated levels of certain inorganic contaminants, particularly (but not exclusively) manganese, in the groundwater underneath the facility. We have completed closure of the aforementioned lagoons and have completed the remediation of a stream that borders the facility.

    Under Tennessee's voluntary cleanup program, we negotiated a Consent Order and Agreement with the TDEC, dated February 12, 1999, covering investigation, and if necessary, remediation of the facility. Upon successful completion of the requirements of the Consent Order and Agreement, we expect that no further action will be required at the facility. While remediation costs are uncertain at this time, we do not expect the matter to have a material adverse financial impact on us.

    Regarding off-site liabilities, Rayovac is also subject to several proceedings related to our disposal of industrial and hazardous waste at off-site disposal locations, under CERCLA or analogous state laws that hold persons who "arranged for" the disposal or treatment of such substances strictly liable for the costs incurred in responding to the release or threatened release of hazardous substances from such sites. Current and former owners and operators of such sites, and transporters of waste who participated in the selection of such sites, are also strictly liable for such costs. Liability under CERCLA is "joint and several," so that a responsible party under CERCLA theoretically may be held liable for all of the costs incurred at a particular site. However, as a practical matter, liability at such sites generally is allocated among all of the viable responsible parties. Some of the most significant factors for allocating liabilities to persons that disposed of wastes at Superfund sites are the relative volume of waste such persons sent to the site and the toxicity of such waste. We do not believe that any of our pending proceedings under CERCLA or analogous state laws will have a material impact on our operations, financial condition or liquidity, and we are not aware of any such matters contemplated by governmental agencies that will have such an impact.

    We recently settled two lawsuits in which we were a named defendant in connection with a Superfund site located in Bergen County, New Jersey (Velsicol Chemical Corporation, et al. v. A. E. Staley Manufacturing Company, et al., and Morton International, Inc. v. A. E. Staley Manufacturing Company, et al., United States District Court for the District of New Jersey, filed July 29, 1996). A settlement agreement was executed and the payment required therein has been made to the plaintiffs, and we have been dismissed from the litigation. Our settlement payment was not a material expenditure. The settlement agreement contains two "reopener" provisions which provide for the reopening of the litigation in certain circumstances. We are not aware of any facts which would suggest that the litigation would likely be reopened.

    As of September 30, 1999, we have reserved $2.7 million for known on-site and off-site environmental liabilities. We believe these reserves are adequate, although there can be no assurance that this amount will ultimately be adequate to cover such environmental liabilities. We may also be named as a potentially responsible party ("PRP") at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of our facilities have been in operation for decades and, over such time, we and other prior operators of such facilities have generated and disposed of wastes which are or may be considered hazardous such as cadmium and mercury utilized in the battery manufacturing process.

    In addition to environmental legal proceedings, we are also engaged in litigation, both as a plaintiff and as a defendant, in patent infringement cases with The Gillette Company. In Rayovac Corporation v. Duracell Incorporated and The Gillette Company (Case No. 99-C-0272C 0 United States District Court for the Western District of Wisconsin), we brought an action against Duracell Incorporated and the Gillette Company (collectively, "Gillette") alleging that Gillette's Duracell battery business has made, used and/or sold zinc air hearing aid batteries that infringe United States Patent Nos. 5,582,930 and 5,804,327, which are patents owned by Rayovac. The complaint was filed on April 26, 1999, and seeks an injunction prohibiting further sales by Gillette of infringing products, damages as a result of Gillette's infringement, and attorneys' fees and costs. Gillette filed an answer on May 28, 1999 denying all material allegations of the complaint. This matter is in a preliminary stage and a trial date has been scheduled for April 3, 2000. We intend to vigorously prosecute our infringement claims against Gillette in this action.

    In The Gillette Company v. Rayovac Corporation, (Case
No. 99-CV-11555-PBS--United States District Court for the District of Massachusetts), Gillette filed a complaint against us alleging infringement by Rayovac of United States Patent No. 4,585,710, a zinc air, hearing aid patent owned by Gillette. The complaint seeks an injunction prohibiting further sales by Rayovac of allegedly infringing products, damages as a result of the alleged infringement, and attorneys' fees and costs. Gillette served us with the complaint on November 15, 1999. While we have not yet filed our answer, we intend to deny all material allegations and vigorously defend ourself against all claims in this action.

    Finally, we have filed suit against one of our insurance carriers seeking insurance coverage for environmental claims asserted against us in the Superfund site in Bergen County, New Jersey (as mentioned above) and the City Disposal Site in Stoughton, Wisconsin. We settled the City Disposal claim, prior to fiscal 1999, for an amount not considered material. The insurance recovery case, Rayovac Corporation v. Employers Insurance of Wausau, No. 99 CV 2339, is pending in Dane County Circuit Court in Madison, Wisconsin. The defendant's answer to the complaint is due by January 5, 2000. While we believe that we have meritorious claims for coverage of certain of the environmental claims against us, there can be no assurance that our claim will be successful.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on July 22, 1999.

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

    In addition to the election of directors, the Company submitted the ratification of the appointment of KPMG LLP as our independent auditors to a vote of the shareholders. The vote in favor of ratification was: For: 25,733,300; Against: 5,241; Withheld; 5,060.

    Pursuant to a consent solicitation statement, dated July 21, 1999, we obtained the consent of the holders of over 99% of the aggregate principal amount outstanding of our 10 1/4% Series B Senior Subordinated Notes due 2006 (the "Notes") to certain amendments to the indenture governing the Notes to facilitate our future growth, including our acquisition of ROV Limited. We elected to make these amendments effective August 9, 1999. The amendments are set forth in the Second Supplemental Indenture, dated as of August 6, 1999, by and among the Company, ROV Holding, Inc., Rovcal, Inc., Vidor Battery Company and HSBC Bank USA (the "Second Supplemental Indenture"). Under the Second Supplemental Indenture, Vidor Battery Company, a Wisconsin corporation, and Rovcal, Inc., a California corporation, each a subsidiary of the Company, guaranteed the Notes. On September 2, 1999, Vidor Battery Company was dissolved and the assets were transferred to the Company. ROV Holding, Inc. also has guaranteed the Notes.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Our common stock, $.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ROV." The Common Stock commenced public trading on November 21, 1997. As of December 17, 1999, there were approximately 281 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

FISCAL 1999                                                      HIGH           LOW
-----------                                                   -----------   ------------
Quarter ended January 3, 1999...............................  $28           $15 1/2
Quarter ended April 4, 1999.................................  $28 5/8       $22 1/8
Quarter ended July 4, 1999..................................  $31 5/16      $20 5/16
Quarter ended September 30, 1999............................  $24 1/8       $18 13/16

FISCAL 1998
-----------
Quarter ended December 27, 1997 (from November 21, 1997)....  $17 3/4       $15 1/2
Quarter ended March 28, 1998................................  $24 1/2       $16 3/4
Quarter ended June 27, 1998.................................  $24 1/2       $20
Quarter ended September 30, 1998............................  $22 3/4       $13 1/4

    We have not declared or paid and do not anticipate paying cash dividends in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the Amended Credit Agreement and the Notes (each as defined herein) restrict our ability to pay dividends to our shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data as of and for the three fiscal years ended September 30, 1997, 1998 and 1999 is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of and for the twelve months ended September 30, 1996, not included herein, is derived from the unaudited condensed consolidated financial statements of the Company and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations as of the date and for the period indicated. The selected historical financial data as of and for the Transition Period and the two fiscal years ended June 30, 1995 and June 30, 1996 is derived from our audited consolidated financial statements which are not included herein. The following selected financial data should be read in conjunction with our consolidated financial statements and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                 TRANSITION        TWELVE
                                              FISCAL YEAR          PERIOD          MONTHS             FISCAL YEAR ENDED
                                            ENDED JUNE 30,          ENDED           ENDED               SEPTEMBER 30,
                                          -------------------   SEPTEMBER 30,   SEPTEMBER 30,   ------------------------------
                                            1995       1996         1996            1996          1997       1998       1999
                                          --------   --------   -------------   -------------   --------   --------   --------
                                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...............................   $415.2     $423.4       $101.9          $417.9        $432.6     $495.7    $ 564.3
Cost of goods sold......................    237.6      239.9         59.4           238.4         235.0      258.3      295.2
                                           ------     ------       ------          ------        ------     ------    -------
Gross profit............................    177.6      183.5         42.5           179.5         197.6      237.4      269.1
Selling expense.........................    108.7      116.5         27.8           114.4         122.1      148.9      160.2
General and administrative expense......     30.5       29.3          8.0            30.5          29.8       33.5       38.5
Research and development expense........      6.9        7.4          2.0             7.6           8.2        8.3        8.7
Recapitalization and other special
  charges(1)(2)(3)(4)...................       --         --         28.4            28.4           3.0        6.2        8.1
                                           ------     ------       ------          ------        ------     ------    -------
Income (loss) from operations(5)........     31.5       30.3        (23.7)           (1.4)         34.5       40.5       53.6
Interest expense........................      8.6        8.4          4.4            10.5          24.5       15.7       16.3
Other expense (income), net.............      0.3        0.6          0.1             0.5           0.4       (0.2)      (0.3)
                                           ------     ------       ------          ------        ------     ------    -------
Income (loss) before income taxes and
  extraordinary item....................     22.6       21.3        (28.2)          (12.4)          9.6       25.0       37.6
Income tax expense (benefit)............      6.2        7.0         (8.9)           (3.8)          3.4        8.6       13.5
                                           ------     ------       ------          ------        ------     ------    -------
Income (loss) before extraordinary
  item..................................     16.4       14.3        (19.3)           (8.6)          6.2       16.4       24.1
Extraordinary item(6)...................       --         --         (1.6)           (1.6)           --       (2.0)        --
                                           ------     ------       ------          ------        ------     ------    -------
Net income (loss).......................   $ 16.4     $ 14.3       $(20.9)         $(10.2)       $  6.2     $ 14.4    $  24.1
                                           ======     ======       ======          ======        ======     ======    =======
Basic net income (loss) per common share
  before extraordinary item.............   $ 0.33     $ 0.29       $(0.44)         $(0.18)       $ 0.30     $ 0.62    $  0.88
                                           ======     ======       ======          ======        ======     ======    =======
Diluted net income (loss) per common
  share before extraordinary item.......   $ 0.33     $ 0.29       $(0.44)         $(0.18)       $ 0.30     $ 0.58    $  0.83
                                           ======     ======       ======          ======        ======     ======    =======
Basic net income (loss) per common
  share.................................   $ 0.33     $ 0.29       $(0.48)         $(0.21)       $ 0.30     $ 0.54    $  0.88
                                           ======     ======       ======          ======        ======     ======    =======
Diluted net income (loss) per common
  share.................................   $ 0.33     $ 0.29       $(0.48)         $(0.21)       $ 0.30     $ 0.51    $  0.83
                                           ======     ======       ======          ======        ======     ======    =======
Weighted average common shares..........     50.0       49.6         43.8            48.1          20.5       26.5       27.5
Weighted average common and common
  equivalent shares.....................     50.0       49.6         43.8            48.1          20.6       28.1       29.2
OTHER FINANCIAL DATA:
Depreciation............................   $ 11.0     $ 11.9       $  3.3          $ 12.1        $ 11.3     $ 10.9    $  11.9
Capital expenditures....................     16.9        6.6          1.2             8.4          10.9       15.9       24.1
Cash flows from operating activities....     35.5       17.8         (1.1)           26.0          35.7       (1.5)      10.5
Cash flows from investing activities....    (16.8)      (6.3)         0.0            (7.3)        (10.8)     (23.4)    (169.2)
Cash flows from financing activities....    (18.3)     (12.0)         3.2           (16.8)        (28.0)      25.4      168.0
EBITDA(7)...............................     41.3       42.2       ( 20.4)           10.7          45.8       52.9       67.1

                                                                  TRANSITION        TWELVE
                                               FISCAL YEAR          PERIOD          MONTHS             FISCAL YEAR ENDED
                                             ENDED JUNE 30,          ENDED           ENDED               SEPTEMBER 30,
                                           -------------------   SEPTEMBER 30,   SEPTEMBER 30,   ------------------------------
                                             1995       1996         1996            1996          1997       1998       1999
                                           --------   --------   -------------   -------------   --------   --------   --------
                                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital..........................   $ 55.9     $ 63.2       $ 64.6          $ 64.6        $ 33.8     $ 81.6     $104.4
Total assets.............................    220.6      221.1        243.7           243.7         236.3      283.9      532.9
Total debt...............................     88.3       81.3        233.7           233.7         207.3      152.3      330.3
Shareholders' equity (deficit)...........     53.6       61.6        (85.7)          (85.7)        (80.6)      21.9       46.5

------------------------------

(1) During the Transition Period, the Company recorded charges of $12.3 million directly related to the 1996 recapitalization and other special charges of $16.1 million. The $12.3 million included $5.0 million of fees and $7.3 million of stock option compensation, severance payments and employment contract settlements. Special charges of $16.1 million included
    (i) $2.7 million related exiting certain manufacturing operations,
    (ii) $1.7 million of charges to increase net deferred compensation plan obligations to reflect curtailment of such plans, (iii) $1.5 million of charges reflecting the present value of lease payments for land which had no future productive purpose, (iv) $6.9 million in costs and assets write-downs primarily related to changes in product pricing strategies and
    (v) $3.3 million of employee termination benefits and other charges.

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

(4) In the fiscal year ended September 30, 1999, the Company recorded special charges of $8.1 million including (i) $2.5 million of employee termination benefits related to organizational restructuring, (ii) $2.1 million of charges associated with the termination of non-performing foreign distributors and exiting the respective territory, (iii) $1.9 million of costs related to the previously announced closing of the Appleton, Wisconsin facility, (iv) $0.8 million related to the closing of the Newton Aycliffe, United Kingdom facility, and (v) $0.8 million of one-time expenses associated with the Latin American acquisition.

(5) Income (loss) from operations includes expenses related to the 1996 recapitalization and other special charges in the Transition Period ended September 30, 1996 and the fiscal years ended September 30, 1997, 1998 and 1999. The special charge portion of cost of goods sold in fiscal 1999 relates to the planned discontinuation of silver cell manufacturing at the Company's Portage, Wisconsin facility. Income from operations before these non-recurring charges was as follows:

                                           FISCAL YEAR        TRANSITION        TWELVE
                                              ENDED             PERIOD          MONTHS             FISCAL YEAR ENDED
                                            JUNE 30,             ENDED           ENDED               SEPTEMBER 30,
                                       -------------------   SEPTEMBER 30,   SEPTEMBER 30,   ------------------------------
                                         1995       1996         1996            1996          1997       1998       1999
                                       --------   --------   -------------   -------------   --------   --------   --------
                                                                          (IN MILLIONS)
Income (loss) from operations........   $31.5      $30.3        $ (23.7)        $  (1.4)     $  34.5     $40.5      $53.6
Other special charge portion of cost
  of goods sold......................      --         --             --              --           --        --        1.3
Recapitalization and other special
  charges............................      --         --           28.4            28.4          3.0       6.2        8.1
                                        -----      -----        -------         -------      -------     -----      -----
Income from operations before non-
  recurring charges..................   $31.5      $30.3        $   4.7         $  27.0      $  37.5     $46.7      $63.0
                                        =====      =====        =======         =======      =======     =====      =====

(6) The 1996 recapitalization of the Company included repayment of certain outstanding indebtedness, including prepayment fees and penalties. Such prepayment fees and penalties of $2.4 million, net of income tax benefit of $0.8 million, have been recorded as an extraordinary item in the Consolidated Statement of Operations for the Transition Period ended September 30, 1996. In the fiscal year ended September 30, 1998, the Company recorded extraordinary expense of $2.0 million net of income taxes for the premium on the repurchase or redemption of the senior term notes in connection with the Company's initial public offering ("IPO") completed in November 1997.

(7) EBITDA represents income from operations plus depreciation and amortization (excluding amortization of debt issuance costs) and reflects an adjustment of income from operations to eliminate the establishment and subsequent reversal of two reserves ($0.7 million established in fiscal 1993 and reversed in fiscal 1995, and $0.5 million established in fiscal 1992 and reversed in fiscal 1995). The Company believes that EBITDA and related measures are commonly used by certain investors and analysts to analyze and compare, and provide useful information regarding, the Company's ability to service its indebtedness. However, the following factors should be considered in evaluating such measures: EBITDA and related measures (i) should not be considered in isolation, (ii) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), (iii) should not be construed as alternatives or substitutes for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows (in each case, as determined in accordance with GAAP) and (iv) should not be used as indicators of the Company's operating performance or measures of its liquidity. Additionally, because all companies do not calculate EBITDA and related measures in a uniform fashion, the calculations presented herein may not be comparable to other similarly titled measures of other companies.

   EBITDA includes expenses related to the 1996 recapitalization and other special charges in the Transition Period ended September 30, 1996 and the fiscal years ended September 30, 1997, 1998 and 1999. EBITDA before these non-recurring charges was as follows:

                                            FISCAL YEAR         TRANSITION         TWELVE
                                               ENDED              PERIOD           MONTHS             FISCAL YEAR ENDED
                                             JUNE 30,             ENDED            ENDED                SEPTEMBER 30,
                                        -------------------   SEPTEMBER 30,    SEPTEMBER 30,    ------------------------------
                                          1995       1996          1996             1996          1997       1998       1999
                                        --------   --------   --------------   --------------   --------   --------   --------
                                                              (IN MILLIONS)
EBITDA................................   $41.3      $42.2         $(20.4)          $10.7         $45.8      $52.9      $67.1
Other special charges portion of cost
  of goods sold.......................      --         --             --              --            --         --        1.3
Recapitalization and other special
  charges.............................      --         --           28.4            28.4           3.0        6.2        8.1
                                         -----      -----         ------           -----         -----      -----      -----
EBITDA before non-recurring charges...   $41.3      $42.2         $  8.0           $39.1         $48.8      $59.1      $76.5
                                         =====      =====         ======           =====         =====      =====      =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion in conjunction with the "Selected Financial Data" and our consolidated financial statements and the related notes thereto in the "Financial Statements" section of this report.

INTRODUCTION

    Our operating performance depends upon a number of factors. The most important of these factors are:

    - general retailing trends, especially in the mass merchandiser segment of the retail market

    - our overall product mix among various specialty and general household batteries and battery-powered lighting devices, which sell at different price points and profit margins

    - our overall competitive position, which is affected by both our and our competitors' introduction of new products and promotions and our relative pricing and battery performance

    - changes in operating expenses

    We manage our business according to the following geographic areas:
(1) North America, which includes the United States and Canada (2) Latin America, which includes Mexico, Central America, South America and the Carribean and (3) Europe/Rest of World ("Europe/ROW"), which includes the United Kingdom, Europe, and all other countries in which we do business.

    Set forth below are specific developments that have affected and may continue to affect our performance.

    INVESTMENT IN FUTURE GROWTH OPPORTUNITIES. Since our 1996 recapitalization, we have undertaken significant measures to pursue growth opportunities and increase market share for our products worldwide. These measures include
(1) acquiring the consumer battery operations of ROV Limited in Latin America and the Rayovac brand rights for battery products worldwide, with the exception of Brazil, (2) developing new markets for our hearing aid battery products through the acquisitions of Brisco and the battery distribution business of Best Labs in 1998, (3) broadening our offering of specialty products through the acquisition of Direct Power Plus in 1998 and (4) expanding distribution by gaining new customers and increasing products sold to existing customers.

    RESTRUCTURING OPERATIONS AND OTHER COST RATIONALIZATION INITIATIVES. In September 1999, we announced a series of operational initiatives to take advantage of global marketing opportunities afforded by our Latin America acquisition. These initiatives included (1) the restructuring of the organization to streamline and better serve global markets and improve our overall operating efficiencies, (2) the restructuring of manufacturing operations to position us for future growth and (3) the termination of certain non-performing foreign distributors. We estimate that these initiatives will generate annual cost savings of approximately $3.4 million beginning in fiscal 2001.

    We also completed measures in fiscal 1999, that were initiated in fiscal 1998, which were designed to maximize production and capacity efficiencies, reduce fixed costs and improve customer service. We consolidated our domestic battery packaging operations and outsourced the domestic manufacture of heavy duty batteries. We also consolidated our domestic button cell manufacturing and closed certain existing manufacturing, packaging and distribution facilities.

    EXPANSION OF PRODUCTION CAPACITY. In fiscal 1999 we installed a new high speed manufacturing line to increase our capacity for alkaline AA size batteries by up to 50% at a cost of approximately $11.0 million. We also completed a 39,000 square foot expansion of our Portage, Wisconsin facility and consolidated our Appleton, Wisconsin manufacturing operations into it. We continue to compare our global production requirements against our global manufacturing capacity to improve the efficiency of our operations.

    COMPETITIVE POSITION. In June 1999, Ralston Purina Company announced that it was spinning off its battery company segment. According to the Form 10-12b filed in October 1999, the new company (Energizer Holdings, Inc.) is expected to start trading on the New York Stock Exchange in April 2000. We do not believe this spin-off a) will create any more favorable market conditions for Energizer than before the spin-off and b) will have a significant adverse impact on our financial performance.

SEASONAL PRODUCT SALES

    Our sales are seasonal. Our highest sales occur in the fiscal quarter ending on or about December 31 during the holiday season. In the quarter ending September 30, 1999, our sales included approximately $15.8 million of sales from the consumer battery business we acquired from ROV Limited. Our lowest sales occur in the fiscal quarter ending on or about March 30. During the past three completed fiscal years, our sales in the quarter ended on or about December 31 have represented an average of 31% of annual net sales. As a result of this seasonality, our working capital requirements and revolving credit borrowings are typically higher in the third and fourth calendar quarters of each year. The following table sets forth our net sales for each of the periods presented.

                                                                       FISCAL YEAR
                                                                      (IN MILLIONS)
                                                              ------------------------------
FISCAL QUARTER ENDED                                            1997       1998       1999
--------------------                                          --------   --------   --------
December....................................................   $141.9     $150.0     $160.5
March.......................................................     83.6       96.1      111.0
June........................................................     95.5      111.1      120.4
September...................................................    111.5      138.6      172.4

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items in our statement of operations to net sales for the periods presented:

                                                                       FISCAL YEAR ENDED
                                                         ---------------------------------------------
                                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             1997            1998            1999
                                                         -------------   -------------   -------------
Net Sales..............................................      100.0%          100.0%          100.0%
Cost of goods sold.....................................       54.3            52.1            52.3
Gross profit...........................................       45.7            47.9            47.7
Selling expenses.......................................       28.2            30.0            28.4
General and administrative expense.....................        6.9             6.8             6.8
Research and development expenses......................        1.9             1.7             1.5
Other special charges..................................        0.7             1.3             1.5
Income from operations.................................        8.0%            8.2%            9.5%

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998
HIGHLIGHTS OF CONSOLIDATED OPERATING RESULTS

    NET SALES. Our net sales increased $68.6 million, or 13.8%, to $564.3 million in fiscal 1999 from $495.7 million in the prior year. Significant sales gains were recorded in alkaline, heavy duty and specialty batteries and lighting products, while sales of hearing aid batteries reflected a more modest increase year over year.

    NET INCOME. Our net income for fiscal 1999 increased $9.7 million, or 67.7%, to $24.1 million from $14.4 million the previous year. This increase is due primarily to the impact of increased sales and reduced operating expenses as a percentage of net sales.

    SEGMENT RESULTS. We evaluate segment profitability based on income from operations before corporate expense which includes corporate purchasing expense, general and administrative expense and research and development expense. All depreciation and amoritization included in income from operations is related to a segment. Total segment assets are set forth in Note 12 of Notes to Consolidated Financial Statements filed herewith.

NORTH AMERICA

                                                                1998       1999
                                                              --------   --------
Revenue from external customers.............................   $422.4     $478.3
Profitability...............................................     60.7       77.1
Profitability as a % of net sales...........................     14.4%      16.1%

    Our revenue from external customers increased $55.9 million, or 13.2%, to $478.3 million in fiscal 1999 from $422.4 million the previous year due primarily to increased sales of alkaline batteries, specialty batteries, and lighting products. Alkaline sales increases were driven by strong promotional programs, new customers, and expanded distribution with existing customers. A full years' impact of our Direct Power Plus acquisition contributed to the increase in sales of specialty batteries. Our sales of lighting products increased due primarily to a strong hurricane season and continued growth in our economy flashlight products.

    Our profitability increased $16.4 million, or 27.0%, to 77.1 million in fiscal 1999 from $60.7 million in fiscal 1998. This increase was primarily attributed to the sales increase and net sales growing faster than expenses.

LATIN AMERICA

                                                                1998        1999
                                                              ---------   --------
Revenue from external customers.............................        --     $19.3
Profitability...............................................        --       3.5
Profitability as a % of net sales...........................        --      18.1%

    In August 1999, we acquired the consumer battery business of ROV Limited in Latin America. ROV Limited was our customer before the acquisition. Total revenue for the region for fiscal 1999 includes two months of sales of the Latin American business and ten months of sales to ROV Limited as an external customer. Prior year sales in the region are included in North America. The amount was not material.

    Our profitability was $3.5 million, which was 18.1% of net sales for fiscal 1999. Our operating expense in Latin America was lower, as a percent of sales, than in North America. This difference is attributed primarily to spending less in marketing and advertising as a result of selling less alkaline and more zinc carbon batteries.

EUROPE/ROW

                                                                1998       1999
                                                              --------   --------
Revenue from external customers.............................   $73.4      $66.7
Profitability...............................................     9.1        9.9
Profitability as a % of net sales...........................    12.4%      14.8%

    Our revenue from external customers decreased $6.7 million, or 9.1%, to $66.7 million in fiscal 1999 from $73.4 million the previous year, due primarily to decreased sales of alkaline and heavy duty batteries. We have experienced some lost distribution and discontinued some unprofitable private label business.

    Our profitability increased $0.8 million, or 8.8%, due primarily to improved product mix and reduced operating expenses. Our restructuring program announced in fiscal 1998 contributed to the reduced operating expenses in fiscal 1999.

    CORPORATE EXPENSE. Our corporate expense increased $4.4 million, or 19.0%, to $27.5 million in fiscal 1999 from $23.1 million the prior year. As a percentage of total sales, our corporate expense was 4.9% compared to 4.7% in the previous year. These increases were primarily due to increased travel expense, professional fees related to the implementation of our new computer systems, and increased research and development expense.

    SPECIAL CHARGES. We recorded special charges of $8.1 million in fiscal 1999 in addition to the $1.3 million recorded in cost of sales. The $8.1 million includes (1) $2.5 million associated with restructuring the organization to streamline and better serve global markets and operating efficiencies,
(2) $2.1 million associated with the termination of non-performing foreign distributors and exiting the respective territory, (3) $1.9 million of cost associated with the previously announced closing of our Appleton, Wisconsin plant and its consolidation into our Portage, Wisconsin facility,
(4) $0.8 million of cost associated with the closing of our Newton Aycliffe, United Kingdom, facility, and (5) $0.8 million of one-time expenses associated with the Latin American acquisition.

    In fiscal 1998, we recorded net special charges of $6.2 million which included $10.3 million related to (1) closing our Newton Aycliffe and Appleton facilities, (2) phasing out direct distribution in the United Kingdom,
(3) consolidating domestic battery packaging and outsourcing the manufacture of heavy duty batteries and (4) secondary offering expenses. These charges were partially offset by a gain on the sale of our Kinston, North Carolina facility and a credit related to the settlement of deferred compensation agreements with certain former employees.

    INCOME FROM OPERATIONS.  Our income from operations increased
$13.1 million, or 32.3%, to $53.6 million in fiscal 1999 from $40.5 million the previous year. This increase was primarily due to increased sales and gross profit partially offset by increased expenses and special charges.

    INTEREST EXPENSE. Interest expense increased $0.7 million, or 4.5%, to $16.4 million in fiscal 1999 from $15.7 million in the prior year primarily due to financing costs associated with the Latin American acquisition.

    INCOME TAX EXPENSE. Our effective tax rate for fiscal 1999 was 35.8% compared to 33.9% for fiscal 1998. The lower rate last year was impacted by a lower state tax rate and a lower foreign tax rate as compared to our U.S. Federal statutory rate.

    EXTRAORDINARY ITEM. We recorded extraordinary expense of $2.0 million, net of tax, in fiscal 1998 for the premium payment on the redemption of a portion of our Series B Senior Subordinated Notes.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997
HIGHLIGHTS OF CONSOLIDATED OPERATING RESULTS

    NET SALES. Our net sales increased $63.1 million, or 14.6%, to $495.7 million in fiscal 1998 from $432.6 million in fiscal 1997. The increase was driven by increased sales of alkaline, alkaline rechargeable, hearing aid and specialty batteries and lighting products and was somewhat offset by the continued decline in the heavy duty battery market. Acquisitions we made during fiscal 1988 contributed $14.0 million to the improvement in sales.

    NET INCOME.  Net income for fiscal 1998 increased $8.2 million
($10.2 million before extraordinary item), or 132.3%, to $14.4 million from $6.2 million in fiscal 1997. This increase reflects the impact of sales growth, improved product mix of sales and improved margins.

NORTH AMERICA

                                                                1997       1998
                                                              --------   --------
Revenue from external customers.............................   $363.0     $422.4
Profitability...............................................     50.2       60.7
Profitability as a % of net sales...........................     13.8%      14.4%

    Our revenue from external customers increased $59.4 million, or 16.4%, to $422.4 million in fiscal 1998 from $363.0 million the prior year. This increase was attributed to increased sales of alkaline, alkaline rechargeable and specialty batteries and lighting products. Our growth in alkaline and alkaline rechargeable batteries was driven by strong promotional programs, new customers and expanded distribution in existing customers. Our acquisition of Direct Power Plus in fiscal 1998 accounted for approximately $9.8 million of the increase in sales of specialty batteries. In addition, we launched new photo, keyless entry, and medical battery products in fiscal 1998. Our increase in sales of lighting products was due primarily to new product launches and the impact of the hurricane season. These increases were somewhat offset by a decrease in heavy duty battery sales due primarily to the continued declined in the market as consumers move toward alkaline and away from heavy duty batteries.

    Our profitability increased $10.5 million, or 20.9%, to $60.7 million in fiscal 1998 from $50.2 million the previous year. As a percentage of sales our profitability increased to 14.4% in fiscal 1998 from 13.8% in the prior year. These increases were primarily due to our sales volume increase, improved product mix, and the impact of our cost rationalization initiatives announced in fiscal 1997 and 1998.

EUROPE/ROW

                                                                1997       1998
                                                              --------   --------
Revenue from external customers.............................   $69.5      $73.4
Profitability...............................................     8.2        9.1
Profitability as a % of net sales...........................    11.8%      12.4%

    Our revenue from external customers in fiscal 1998 increased $3.9 million, or 5.6%, to $73.4 million from $69.5 million the previous year. Our Brisco acquisition in fiscal 1998 increased our hearing aid battery sales
$3.5 million. We also launched rechargeable alkaline in fiscal 1998. These were partially offset by decreased sales of specialty batteries in Hong Kong.

    Our profitability increased $0.9 million, or 11.0%, to $9.1 million in fiscal 1998 from $8.2 million the previous year. This increase was due primarily to improved product mix in fiscal 1998.

    CORPORATE EXPENSE. Our corporate expense increased $2.2 million, or 10.5%, to $23.1 million in fiscal 1998 from $20.9 million the prior year. This rate of increase was less than our growth in net sales.

    SPECIAL CHARGES. We recorded special charges of $6.2 million in fiscal 1998 which includes (1) $5.3 million associated with the closing of our Newton Aycliffe, United Kingdom facility, phasing out direct distribution in the United Kingdom and closing one of our German sales offices, (2) $2.2 million associated with closing our Appleton, Wisconsin manufacturing plant and consolidating it into our Portage, Wisconsin manufacturing plant, (3) $2.0 million associated with consolidating domestic battery packaging operations and outsourcing the manufacture of heavy duty batteries and (4) $0.8 million associated with our secondary offering. These charges were partially offset by a $2.4 million gain on the sale of our previously closed Kinston, North Carolina facility and $1.7 million credit related to the settlement of deferred compensation agreements with certain former employees and other miscellaneous credits.

    In fiscal 1997 we recorded special charges of $5.9 million related to organizational restructuring in the United States, the discontinuation of certain manufacturing operations at our Newton Aycliffe, United Kingdom facility and the discontinuation of operations at our facility in Kinston, North Carolina. These charges were partially offset by a credit of $2.9 million related to the curtailment of our defined benefit pension plan covering all domestic non-union employees.

    INCOME FROM OPERATIONS. Income from operations increased $6.0 million, or 17.4%, to $40.5 million in fiscal 1998 from $34.5 million in fiscal 1997. This increase was due primarily to increased sales and gross profit margins partially offset by increased selling and general and administrative expense.

    INTEREST EXPENSE. Interest expense decreased $8.8 million, or 35.9%, to $15.7 million in fiscal 1998 from $24.5 million in fiscal 1997. The decrease was primarily a result of decreased indebtedness due to our initial public offering completed in November 1997 and the inclusion in fiscal 1997 of a $2.0 million write-off of unamortized debt issuance costs.

    OTHER EXPENSE (INCOME). Foreign exchange losses and interest income resulted in net other income of $(0.2) million in fiscal 1998. In fiscal 1997 interest income was offset by foreign exchange losses resulting in net other expense of $0.4 million.

    INCOME TAX EXPENSE. Our effective tax rate for fiscal 1998 was 33.9% compared to 35.6% for the prior year. The improved effective rate is impacted by a lower state income tax rate and a lower foreign tax rate as compared to our statutory rate.

    EXTRAORDINARY ITEM. We recorded extraordinary expense of $2.0 million, net of income tax, for the premium payment on the redemption of a portion of our Series B Senior Subordinated Notes in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

    For fiscal 1999, our operating activities generated $10.5 million of cash, compared to using $1.5 million in fiscal 1998, due primarily to increased net income. Cash costs associated with our previously announced restructuring activities have been, and are expected to be, funded with cash provided from operating activities.

    Capital expenditures for fiscal 1999 were $24.1 million, an increase of $8.2 million from fiscal 1998. Capital expenditures for fiscal 1999 included continued spending on the implementation of our new computer system for North America (SAP) that went into production in the third fiscal quarter, building expansion at our Portage, Wisconsin facility to restructure button cell manufacturing and our new alkaline production line which began operating in the first quarter of fiscal 2000. Capital expenditures for fiscal 2000 are expected to be approximately $23.0 million which will include (1) capital to support the recent Latin America acquisition, (2) capacity expansion and vertical integration projects in our North American facilities, and (3) continued investments in computer systems to improve the productivity and efficiency of our operations.

    Late in fiscal 1999 we completed the acquisition of the consumer battery operations in Latin America of ROV Limited for a purchase price of $145.1 million, net of cash acquired. Per the terms of the purchase agreement, the purchase price is subject to adjustment and as of September 30, 1999, this adjustment had not been finalized. We do not anticipate that this adjustment will be significant. We financed the entire purchase price of the acquisition with additional borrowings under amended senior credit facilities.

    The amended facilities which we obtained in August 1999 replaced our existing credit facilities with a $250.0 million five-year revolving credit facility and a $75.0 million five-year amortizing term loan. The term facility provides for quarterly amortization totaling $10,000 in 2000, $15,000 in 2001, 2002, and 2003, and $20,000 in 2004. The fees associated with these amended facilities have been capitalized along with the fees for the existing facility and are being amortized over the term of the amended facilities. Indebtedness under these amended facilities is secured and is guaranteed by certain of our subsidiaries.

    In addition, to facilitate our future growth, including the financing of our acquisition in Latin America, we obtained the consent of the holders of our 10 1/4% Series B Senior Subordinated Notes due 2006 to certain amendments to the indenture governing these notes. The amendments to the indenture provide, among other things, that we may (1) make senior secured borrowings under our credit facilities in an increased set amount without meeting certain financial tests,
(2) incur additional senior secured debt under our credit facilities above that set amount, provided that we meet certain financial tests, (3) make investments in foreign subsidiaries that are not guarantors of the Notes and (4) incur additional indebtedness, on a secured basis, through our foreign subsidiaries. The amendments are set forth in the Second Supplemental Indenture, dated
August 6, 1999 and made effective as of August 9, 1999, included as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 1999. The fees associated with the consent solicitation are being amortized over the remaining life of the notes.

    During fiscal 1999, our board of directors granted 447,000 options to purchase shares of our common stock to various members of management under the 1996 Stock Option Plan and the 1997 Incentive Plan. All grants were at an exercise price equal to the market price of our common stock on the date of grant with prices ranging from $16.19 to $29.50 per share.

    We believe our cash flow from operating activities and periodic borrowings under our amended credit facilities will be adequate to meet our short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. Our current facilities include a revolving credit facility of $250.0 million and a $75.0 million term loan. As of September 30, 1999, all of the term loan was outstanding and $181.3 million was outstanding under the revolving facility, with approximately $6.2 million of the remaining availability utilized for outstanding letters of credit.

    We are subject to various federal, state, local and foreign environmental laws and regulations in the jurisdictions in which we operate, including laws and regulations relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. We do not currently anticipate any material adverse effect on our operations or financial condition or any material capital expenditure as a result of our efforts to comply with environmental laws. As of September 30, 1999, we had reserved $2.7 million for known on-site and off-site environmental liabilities. Some risk of environmental liability is inherent in our business; however, we cannot assure you that material environmental costs will not arise in the future. See "Legal Proceedings."

    We engage in hedging transactions in the ordinary course of our business. See Note 2(q) to our consolidated financial statements.

YEAR 2000

    We have established a Year 2000 project designed to remediate the impact of the Year 2000 issue on our hardware and software systems, as well as other business processes.

    PROJECT. Our Year 2000 project addresses four major areas: (1) core information technology business systems including hardware and application software, (2) other information technology infrastructure systems including hardware and application software, (3) non-information technology systems including facilities, production, research and development, and special purpose computer systems and (4) external providers of materials or services.

    STATE OF READINESS.  Our Year 2000 project is substantially complete.

    North American core information technology business systems are operating on compliant hardware and software (SAP) that replaced legacy systems. European core information technology business systems are operating on legacy software that was remediated. Systems for Latin American entities are operating on purchased software packages that are compliant.

    Other information technology infrastructure systems are generally current technology. Certain hardware (primarily servers and PC's in North America under leases that expired on or before September 30, 1999) and software have been replaced with compliant versions or remediated.

    Non-information technology systems are not materially affected by the Year 2000 issue. Certain systems (primarily those involved indirectly with North American manufacturing, i.e., monitoring, analysis and testing) have been replaced or remediated.

    External providers of critical materials and services have been surveyed. No material disruptions are expected.

    Products manufactured and/or distributed by us do not utilize programmable logic to function and thus are not affected by the Year 2000 issue.

    COSTS TO ADDRESS YEAR 2000 ISSUES. Expenditures directly related to identification, evaluation and remediation of Year 2000 exposures were $0.2 million for fiscal 1998 and $0.5 million for fiscal 1999. Residual expenditures for fiscal 2000 are projected to be less than $0.1 million.

    Capital expenditures for projects undertaken for other reasons, but which addressed Year 2000 issues (primarily SAP), were $2.7 million for fiscal 1997, $3.3 million for fiscal 1998 and $5.7 million for fiscal 1999. Other costs associated with these capital expenditures were $0.2 million for fiscal 1997, $0.8 million for fiscal 1998 and $1.2 million for fiscal 1999.

    RISK OF YEAR 2000 ISSUES. The timing of a Year 2000-related disruption would coincide with a seasonal low in our business cycle and thus have less impact on our business than it otherwise would during other parts of the cycle. We estimate that the most reasonably likely worst case Year 2000 scenarios are as follows:

1. We experience temporary disruption of local electrical utilities affecting our ability to operate our core information technology systems.

2. A portion of our non-core information technology systems experiences temporary disruption. This disruption is not expected to have a material impact on our ability to function.

3. A portion of our manufacturing operations experiences a temporary disruption. This disruption is not expected to have a material impact on our ability to function.

4. A portion of our customer base experiences disruption. This disruption could result in a reduction in sales but is not readily quantifiable.

5.  A portion of our supplier base experiences disruption.

6.  Shipments from certain overseas suppliers are disrupted.

    CONTINGENCY PLANS. We have developed contingency plans for each of the scenarios noted above. These contingency plans, set forth in corresponding order, are as follows:

1. Plans are in place to take incoming orders on an emergency basis and to continue shipment of existing orders utilizing alternative or manual systems.

2. Since this disruption is not expected to have a material impact on our ability to function, no specific contingency plan has been developed.

3. We continue to expect that normal safety stock levels would cover this scenario; therefore no specific contingency plan has been developed.

4. Since this disruption is not expected to have a material impact on our ability to function, no specific contingency plan has been developed.

5. We maintain alternate suppliers in the event of disruption of supply of a material or resource. We expect that we could source from such alternates until our normal suppliers resume operations.

6. We have accelerated delivery of certain outstanding orders from these suppliers. Certain orders initially scheduled for shipment after December 31, 1999 are being accelerated to ship prior to December 31, 1999.

    In addition to the above contingency plans, personnel will be at key company facilities beginning the evening of December 31, 1999 to manage the transition from 1999 to 2000. Planned measures include the shutdown of critical information technology and non-information technology systems prior to midnight, confirmation of functioning utilities after midnight and orderly start-up and testing of systems before resumption of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. This Statement is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. We will adopt this accounting standard, as required, by October 1, 2000. We do not believe the adoption of SFAS No. 133 will have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK FACTORS

    We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

    A discussion of our accounting policies for derivative financial instruments is included in Note 2 "Significant Accounting Policies and Practices" in Notes to our Consolidated Financial Statements.

INTEREST RATE RISK

    We have bank lines of credit at variable interest rates. Interest expense is primarily affected by the general level of U.S. interest rates, LIBOR, IBOR, and to a lesser extent European Base rates. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.

FOREIGN EXCHANGE RISK

    We are subject to risk from sales and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, German Marks, French Francs, Italian Lira, Spanish Pesetas, Dutch Guilders, Mexican Pesos, Guatemalan Quetzals, Dominican Pesos, Venezuelan Bolivars and Honduran Lempira. Foreign currency purchases are made primarily in Pounds Sterling, German Marks, French Francs, Mexican Pesos, Dominican Pesos, and Guatemalan Quetzals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts and foreign exchange rate swaps. The related amounts payable to, or receivable from, the contract counterparties are included in accounts payable or accounts receivable.

COMMODITY PRICE RISK

    We are exposed to fluctuation in market prices for purchases of zinc used in the manufacturing process. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable.

SENSITIVITY ANALYSIS

    The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

    As of September 30, 1999, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $2.2 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.4 million.

    As of September 30, 1999, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $1.6 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at September 30, 1999 due to the same change in exchange rates, would be a net loss of $0.4 million.

    As of September 30, 1999, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.5 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required for this Item is included in this Annual Report on Form 10-K on pages F-1 through F-40, inclusive and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information, as of October 1, 1999, regarding each of our directors and executive officers:

NAME                                      AGE                     POSITION AND OFFICES
----                                    --------   ---------------------------------------------------
David A. Jones........................     50      Chairman of the Board and Chief Executive Officer
Kent J. Hussey........................     53      President, Chief Operating Officer and Director
Roger F. Warren.......................     58      President/International and Contract MicroPower and
                                                   Director
Stephen P. Shanesy....................     43      Executive Vice President of Global Brand Management
Merrell M. Tomlin.....................     47      Executive Vice President of Sales
Randall J. Steward....................     45      Executive Vice President of Administration and
                                                   Chief Financial Officer
Kenneth V. Biller.....................     51      Executive Vice President of Operations
Luis A. Cancio........................     59      Senior Vice President and General Manager of Latin
                                                   America
James A. Broderick....................     56      Vice President, General Counsel and Secretary
Joseph W. Deering.....................     59      Director
John S. Lupo..........................     53      Director
Scott A. Schoen.......................     41      Director
Thomas R. Shepherd....................     69      Director
Warren C. Smith, Jr...................     43      Director

    Mr. Jones has served as Chairman of our Board of Directors and our Chief Executive Officer since September 12, 1996. From September 1996 to April 1998 Mr. Jones also served as our President. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones currently serves as a director of Ladd Furniture, Inc. and United Industries Corp. Mr. Jones has over 25 years of experience working in the consumer durables industry.

    Mr. Hussey is a director of Rayovac and has served as our President and Chief Operating Officer since April 1998. Prior to that time and since joining us in October 1996, Mr. Hussey had also served as our Executive Vice President of Finance and Administration and the Chief Financial Officer. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals. From 1991 to July 1994 he served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation.

    Mr. Warren retired in October 1999. He was a director of Rayovac and served as our President/ International and Contract MicroPower since 1996. Mr. Warren joined us in 1985 and held several positions, including Executive Vice President and General Manager and Senior Vice President and General Manager/International. Mr. Warren is also a director of Bolder Technologies Corporation.

    Mr. Cancio joined Rayovac in August 1999 as our Senior Vice President and General Manager of Latin America. In April 1997, Mr. Cancio became a founding principal of XCELL Group LLC and remains a director of the private investment firm. From 1980 to 1996 he held positions of increasing responsibility at Duracell International Inc., beginning as Vice President in Latin America and ending his tenure as Senior Vice President in other international markets.

    Mr. Shanesy has been our Executive Vice President of Global Brand Management since April 1999. Beginning in December 1997, Mr. Shanesy has served as our Senior Vice President of Marketing and the General Manager of General Batteries and Lights. From December 1996 to December 1997, Mr. Shanesy was our Senior Vice President of Marketing and the General Manager of General Batteries. Prior to joining us, from 1993 to 1996 Mr. Shanesy was Vice President of Marketing of Oscar Mayer.

    Mr. Tomlin has been our Executive Vice President of Sales since October 1998. Mr. Tomlin joined Rayovac in October 1996 as Senior Vice President of Sales. From March 1996 to September 30, 1996, Mr. Tomlin served as Vice President Sales of Braun of North America/Thermoscan. From August 1995 to March 1996, he served as Vice President Sales of Thermoscan, Inc. Prior to that time, Mr. Tomlin was Vice President of Sales of various divisions of Casio Electronics.

    Mr. Steward was named our Executive Vice President of Administration and Chief Financial Officer in October 1999. Mr. Steward joined us in March of 1998 as our Senior Vice President of Corporate Development and was named Senior Vice President of Finance and Chief Financial Officer in April 1998. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG, where he assisted with financial and operational issues. From March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996, he served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc.

    Mr. Biller was named our Executive Vice President of Operations in October 1999. From August 1998 to October 1999, he was Senior Vice President of Operations and was our Senior Vice President of Manufacturing/Supply Chain from January to August 1998. Prior to that time and since 1996 he was our Senior Vice President and General Manager of Lighting Products & Industrial and since 1995 was our Vice President and General Manager of Lighting Products & Industrial. Mr. Biller joined us in 1972 and has held several positions with us, including Director of Technology/Battery Products and Vice President of Manufacturing.

    Mr. Broderick was our Vice President, General Counsel and Secretary when he retired at the end of fiscal 1999. He held these positions since 1985.

    Mr. Deering has been a director of Rayovac since July of 1998 and has been President for the food equipment group of PreMark International, Incorporated since 1992. Previously, Mr. Deering served as President for Leucadia Manufacturing and President and Chief Executive Officer for Tomkins Industries. Mr. Deering is also a director of both Quadlux Inc. and Trion, Inc.

    Mr. Lupo has been a director of Rayovac since July of 1998 and has been Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. since October 1998. From April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. Prior to that time and since August 1996, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From
October 1990 to August 1996, Mr. Lupo served as Senior Vice President-General Merchandise Manager of Wal-Mart Stores, Inc.

    Mr. Schoen has been a director of Rayovac since our 1996 recapitalization. He is a Managing Director of Thomas H. Lee Company, which he joined in 1986. In addition, Mr. Schoen is a Vice President of

Thomas H. Lee Advisors I and Thomas H. Lee Advisors II. Mr. Schoen is also a Trustee of the THL Equity Trust III the general partner of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas H. Lee Equity Fund III L.P. He is also a Managing Director and member of THL Equity Advisors IV, LLC, which is the general partner of Thomas H. Lee Equity Fund IV, L.P. Mr. Schoen also is a director of Syratech Corporation, TransWestern Communications Corp. and several private corporations.

    Mr. Shepherd has been a director of Rayovac since our 1996 recapitalization. He is a currently a Special Partner of Thomas H. Lee Company and has been engaged as a consultant to Thomas H. Lee Company since 1986. In addition, Mr. Shepherd is an Executive Vice President of Thomas H. Lee Advisors I and an officer of various other affiliates of Thomas H. Lee Company. He is also a director of General Nutrition Companies, Inc. and several private corporations.

    Mr. Smith has been a director of Rayovac since our 1996 recapitalization. He has been employed by Thomas H. Lee Company since 1990 and currently serves as a Managing Director of Thomas H. Lee Company. In addition, Mr. Smith is a Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II. Mr. Smith is also a Managing Director and Member of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas H. Lee Equity Fund III L.P. He is also a Managing Director and Member of THL Equity Advisors IV, LLC, which is the general partner of Thomas H. Lee Equity Fund IV, L.P. He is also a director of Finlay Enterprises, Inc., Finlay Fine Jewelry Corporation and several private corporations.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended September 30, 1999, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except Luis A. Cancio who filed one late Form 3 and Randall J. Steward who filed one late Form 4 covering two purchases of securities of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth compensation paid to our Chief Executive Officer and the other four most highly compensated executive officers during fiscal 1999, fiscal 1998 and fiscal 1997 (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                                                         OTHER         SECURITIES
NAME AND PRINCIPAL                                                       ANNUAL        UNDERLYING       ALL OTHER
POSITION                  FISCAL YEAR      SALARY ($)   BONUS ($)   COMPENSATION ($)   OPTIONS (#)   COMPENSATION($)
--------               -----------------   ----------   ---------   ----------------   -----------   ---------------
David A. Jones,        1999                 $500,000    $250,000        $264,800(1)       84,204         $ 12,700(2)
Chairman of the Board  1998                  465,000     250,000         168,900(3)                        11,100(2)
  and Chief Executive  1997                  400,000     218,500          65,800                           76,400(4)
  Officer

Kent J. Hussey,        1999                  325,000     412,500                          72,106           14,300(2)
President and Chief    1998                  304,600     162,500                         253,756          489,800(5)
  Operating Officer    1997                  275,000     185,000                                           61,400(4)

Roger F. Warren,       1999                  270,000     152,100                          28,569          199,500(6)
President/             1998                  270,000     108,000                                           13,700(2)
  International and    1997                  258,000     103,200                                            4,100(2)
  Contract Micropower

Stephen P. Shanesy,    1999                  250,000     100,000                          25,000            8,200(2)
Executive Vice         1998                  235,000      94,000                         137,024            8,800(2)
  President of Global  1997                  154,900     140,000                                            2,700(2)
  Brand Management

Merrell M. Tomlin,     1999                  230,000     114,000                          25,000          151,600(7)
Executive Vice         1998                  197,500      82,000                         130,653           48,900(4)
  President of Sales   1997                  180,000      97,000                                           78,200(4)

------------------------

(1) Includes approximately $120,000 related to a Company provided residence, $70,000 related to interest on the Executive Note (as defined herein) and $50,000 related to personal use of the Company aircraft.

(2) Represents contributions to 401K plan and pension plan termination benefits.

(3) Includes approximately $70,000 related to interest on the Executive Note (as defined herein) and $48,000 related to a Company provided condominium.

(4) Represents relocation payments and contributions to 401K plan.

(5) Represents relocation payments, compensation from the exercise of stock options and contributions to 401K plan.

(6) Includes contributions to 401K plan and approximately $189,900 of pension plan termination benefits.

(7) Represents relocation payments, contributions to 401K plan and pension plan termination benefits.

OPTION GRANTS AND EXERCISES

    In connection with the 1996 recapitalization, the Board adopted the Rayovac Corporation 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options may be granted with respect to an aggregate of 3,000,000 shares of Common Stock. At September 30, 1999 an aggregate of 2,127,242 options to purchase shares of Common Stock at a weighted average exercise price of $5.47 per share, 911,577 of which have been granted to David A. Jones in accordance with the terms of his employment agreement were outstanding. See "--Employment Agreement." In September 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). Pursuant to the Incentive Plan, options to purchase up to 3,000,000 shares of Common Stock may be granted. At September 30, 1999 an aggregate of 699,553 options at a weighted average exercise price of $20.29 were outstanding. Pursuant to the Rayovac Corporation 1997 Stock Option Plan (the "1997 Plan"), options to purchase an aggregate of 556,222 shares of Common Stock were granted to certain management employees, which options were immediately exercised or surrendered to the Company's Deferred Compensation Plan as of such date.

    The following table discloses the grants of stock options during fiscal 1999 to the Named Executive Officers.

                          OPTION GRANTS IN FISCAL 1999

                                                  INDIVIDUAL GRANTS
                             -----------------------------------------------------------
                               NUMBER                                                       POTENTIAL REALIZABLE
                                 OF                                                           VALUE AT ASSUMED
                             SECURITIES   PERCENT OF TOTAL                                  ANNUAL RATES OF STOCK
                             UNDERLYING       OPTIONS        EXERCISE                      PRICE APPRECIATION FOR
                              OPTIONS        GRANTED TO       OR BASE                            OPTION TERM
                              GRANTED       EMPLOYEES IN       PRICE                       -----------------------
NAME                            (#)         FISCAL YEAR      ($/SHARE)   EXPIRATION DATE     5% ($)      10% ($)
----                         ----------   ----------------   ---------   ---------------   ----------   ----------
Stephen P. Shanesy.........    25,000            5.6          $16.19        9/30/2009       $254,545     $645,067
Merrell M. Tomlin..........    25,000            5.6          $16.19        9/30/2009       $254,545     $645,067

    The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

                                                             NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                            UNDERLYING UNEXERCISED             IN-THE-MONEY
                                 SHARES                           OPTIONS AT                    OPTIONS AT
                                ACQUIRED       VALUE          FISCAL YEAR END (#)         FISCAL YEAR END ($)(1)
NAME                           ON EXERCISE   REALIZED $   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
----                           -----------   ----------   ---------------------------   ---------------------------
David A. Jones...............       0             0            546,945/364,632           $9,426,597/6,284,433
Kent J. Hussey...............       0             0            125,130/140,729            1,768,259/1,571,074
Roger F. Warren..............       0             0            136,736/91,158             2,356,645/1,571,108
Stephen P. Shanesy...........       0             0             73,368/65,579             1,205,497/1,071,254
Merrell M. Tomlin............       0             0             73,368/65,579             1,205,497/1,071,254

------------------------

(1) These values are calculated using the $21 5/8 per share closing price of the Common Stock as quoted on the NYSE on September 30, 1999.

PENSION PLAN

    In fiscal 1997 we contributed to a defined benefit pension plan covering all domestic non-union employees (the "Pension Plan"). On August 1, 1997 the Pension Plan accruals were frozen and the Pension Plan was officially terminated on October 1, 1997. We made no contributions to the Pension Plan during fiscal 1998 or 1999. Distribution of benefits due to participating employees under the Pension Plan was made during fiscal 1999. In fiscal 1999, we contributed to a defined contribution 401(k) plan covering domestic non-union employees (the "401(k) Plan"). We made contributions allocated on the basis of compensation and age as identified in the summary compensation table.

DIRECTOR COMPENSATION

    Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors of the Company are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. Messrs. Lupo and Deering receive $5,000 per quarterly meeting in their capacities as directors. Messrs. Schoen, Shepherd and Smith receive no fees in their capacities as directors. See Item 13, "Certain Relationships and Related Transactions" for a description of certain other arrangements pursuant to which THL Co., of which Messrs. Schoen and Smith are managing directors and Mr. Shepherd is a special partner, receives compensation from the Company.

EMPLOYMENT AGREEMENTS

    On April 27, 1998, we entered into an amended and restated employment agreement with David A. Jones (the "Jones Employment Agreement") and an employment agreement (as amended, the "Hussey Employment Agreement" and together with the Jones Employment Agreement, the "Executive Employment Agreements") with Kent J. Hussey (together with Mr. Jones, the "Executives"). Under their respective employment agreements, Mr. Jones is entitled to a base salary of $500,000 per annum and Mr. Hussey is entitled to a base salary of $325,000 per annum (such base salaries may be increased from time to time at the discretion of the Board of Directors) and each Executive is entitled to an annual bonus based upon the Company achieving certain annual performance goals established by the Board of Directors. Each Executive Employment Agreement has a term of three years expiring on April 30, 2001, and the Hussey Employment Agreement provides for automatic renewal for successive one year periods unless terminated earlier upon 90 days prior written notice by either Mr. Hussey or the Company. At any time each of the Executives has the right to resign and terminate their respective Executive Employment Agreement upon 60 days notice. Upon such resignation, we must pay to the resigning Executive any unpaid base salary. The Executive Employment Agreements provide that, upon termination of the Executive's employment for death or disability, we will pay to the terminated Executive or such Executive's estate any unpaid base salary, any accrued but unpaid bonus through the date of termination and a pro rata portion of the bonus for such period, the Executive's base salary for a period of 12 months in the case of Mr. Jones or 24 months in the case of Mr. Hussey, and any other benefits until the earlier of the end of the term of the agreement or 12 months in the case of Mr. Jones, or 24 months for Mr. Hussey, in either case from the date of termination. In addition, the Jones Employment Agreement also provides that Mr. Jones shall receive any additional salary due until the earlier of the end of the term or 12 months from the date of termination upon Mr. Jones' termination for death or disability. We have the right to terminate employment for "cause" (as defined) and shall be obligated to pay to the terminated Executive any unpaid base salary accrued through the date of termination. In the event the Executive is terminated without cause (as defined), we must pay to him any unpaid base salary, any accrued but unpaid bonus through the date of termination and the Executive's base salary, other benefits, and, in the case of Mr. Jones only, any additional salary, until the earlier of the end of the term of the agreement or 12 months in the case of Mr. Jones, or 24 months in the case of Mr. Hussey, in either case from the date of termination.

    The Executive Employment Agreements also provide that, during the term of the agreement or the period of time served as a director, and for one year thereafter for Mr. Jones, and for two years thereafter for Mr. Hussey, the Executive shall not engage in or have any business which is involved in the industries in which we are engaged.

    In connection with the 1996 recapitalization, Mr. Jones individually also purchased 227,895 shares of Common Stock at approximately $4.39 per share. One-half of the purchase price was paid in cash and one-half with a promissory note (the "Executive Note"). The Company holds the Executive Note in the principal amount of $500,000 from Mr. Jones in connection with the purchase of shares of Common Stock. Mr. Jones will receive additional salary at an initial rate of $35,000 annually as long as the promissory note remains outstanding.

SEVERANCE AGREEMENTS

    Each of Stephen P. Shanesy, Executive Vice President of Global Brand Management and Merrell M. Tomlin, Executive Vice President of Sales has entered into a severance agreement (each, a "Severance Agreement") with the Company pursuant to which, in the event that his employment is terminated during the term of the Severance Agreement (a) by the Company without cause (as defined) or
(b) by reason of death or disability (as defined), the Company shall pay him an amount in cash equal to two (2) times the sum of (i) his base salary as in effect for the fiscal year ending immediately prior to the fiscal year in which such termination occurs and (ii) the annual bonus (if any) earned by him pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which such termination occurs, such amount to be paid ratably monthly in arrears over the remaining term of the Severance Agreement. In the event of such termination, the Company shall also maintain, for the twelve-month period following such termination, insurance benefits for such individual and his dependents similar to those provided immediately prior to such termination. Under the Severance Agreements, each of Messrs. Shanesy and Tomlin has agreed that, for two years following the later of the end of the term of the Severance Agreement or the date of termination, he will not engage or have a financial interest in any business which is involved in the industries in which we are engaged. The initial term of each Severance Agreement is one year with automatic one-year renewals thereafter, subject to thirty days notice of non-renewal prior to the end of the then current term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1999, the Compensation Committee of the Board of Directors was composed of Scott A. Schoen, Thomas R. Shepherd and Warren C. Smith, Jr.

    The Company and THL Co. (which together with its affiliates owns 42.1% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the 1996 recapitalization pursuant to which we have engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the 1996 recapitalization, we paid THL Co. and an affiliate an aggregate fee of $3.25 million (the "THL Transaction Fee"). In consideration of the consulting and management advisory services, we pay THL Co. and its affiliate an aggregate annual fee of $360,000 plus expenses (the "Management Fee"). We believe that this Management Agreement is on terms no less favorable to us than could have been obtained from an independent third party.

    In connection with the 1996 recapitalization, the Lee Group, certain other shareholders of the Company and the Company entered into the Shareholders Agreement. The Shareholders Agreement provides for certain restrictions on transfer of the shares beneficially owned by the parties thereto. Additionally, the Shareholders Agreement provides that, subject to certain limitations, so long as the Lee Group and their permitted transferees own at least 10% of the shares of Common Stock acquired in the 1996 recapitalization, the Lee Group shall have "demand" registrations with respect to their shares of Common Stock. The shareholders party to the Shareholders Agreement, including the Lee Group, are also entitled, subject to certain limitations, to include shares of Common Stock held by them in other registrations of equity securities of the Company initiated by the Company for its own account or pursuant to a request for registration by the Lee Group.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of December 7, 1999 (except as set forth in the footnotes herein) certain information with respect to beneficial ownership of the Common Stock by each (i) director, (ii) executive officer and
(iii) beneficial owner of more than 5% of the Company's outstanding Common Stock known to the Company based on Securities and Exchange Commission filings and other available information and by all directors and executive officers of the Company as a group.

                                                                 SHARES OF COMMON
                                                                STOCK BENEFICIALLY
                                                                    OWNED (2)
                                                              ----------------------
                                                               NUMBER     PERCENTAGE
NAMES AND ADDRESSES(1)                                        OF SHARES    OF CLASS
----------------------                                        ---------   ----------
Thomas H. Lee Equity Fund III, L.P.(3)                        9,928,579       36.1%
  75 State Street, Ste. 2600
  Boston, MA 02109..........................................
FMR Corp.(4)                                                  3,203,150       11.7
  82 Devonshire St.
  Boston, MA 02109-3614.....................................
State of Wisconsin Investment Board(5)                        1,231,000        4.5
  121 E. Wilson St., P.O. Box 7842
  Madison, WI 53707.........................................
Thomas H. Lee Foreign Fund III, L.P.(3)                         615,051        2.2
  75 State Street, Ste. 2600
  Boston, MA 02109..........................................
THL-CCI Limited Partnership(6)                                1,042,405        3.8
  75 State Street, Ste. 2600
  Boston, MA 02109..........................................
David A. Jones(7)...........................................    582,696        2.1
Kent J. Hussey(8)...........................................    154,573      *
Roger F. Warren(9)..........................................    438,480        1.6
Stephen P. Shanesy(10)......................................     93,171      *
Kenneth V. Biller(11).......................................    124,576      *
Merrell M. Tomlin(12).......................................     76,884      *
James A. Broderick(13)......................................    151,476      *
Randall J. Steward(14)......................................     53,008      *
Luis A. Cancio..............................................      3,000      *
Scott A. Schoen(3)(15)......................................     50,036      *
Thomas R. Shepherd(15)......................................     26,061      *
Warren C. Smith, Jr.(3)(15).................................     41,703      *
Joseph W. Deering(17).......................................      7,000      *
John S. Lupo(16)............................................      2,000      *
All directors and executive officers of the Company as a      1,804,664        6.3%
  group (14 persons)(3)(15).................................

------------------------

*   Less than 1%

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

(4) Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the shares listed as a result of acting as investment adviser to various investment companies. This disclosure is based on information provided by such entity to the Company as of December 10, 1999.

(5) This disclosure is based on information provided by such entity to the Company as of December 9, 1999.

(6) THL Investment Management Corp., the general partner of THL-CCI Limited Partnership, and Thomas H. Lee, as director and sole shareholder of THL Investment Management Corp., may also be deemed to be beneficial owners of the shares of Common Stock held by THL-CCI Limited Partnership. Each of such persons maintains a principal business address at Suite 2600, 75 State Street, Boston, MA 02109.

(7) Includes 546,945 shares subject to options which are currently exercisable. Shares of Common Stock beneficially owned includes 2,957 shares representing Mr. Jones' proportional interest in the THL Fund. Mr. Jones disclaims beneficial ownership of these shares.

(8) Includes 125,130 shares subject to options which are currently exercisable.

(9) Includes 136,736 shares subject to options which are currently exercisable.

(10) Includes 73,368 shares subject to options which are currently exercisable.

(11) Includes 73,368 shares subject to options which are currently exercisable.

(12) Includes 73,368 shares subject to options which are currently exercisable.

(13) Includes 30,000 shares subject to options which are currently exercisable.

(14) Includes 40,608 shares subject to options which are currently exercisable.

(15) Represents the proportional interest of such individual in THL-CCI Limited Partnership; in the case of Mr. Smith, also includes 9,786 shares which Mr. Smith may be deemed to beneficially own as a result of Mr. Smith's children's proportional beneficial interest in THL-CCI Limited Partnership.

(16) Includes 2,000 shares subject to options which are currently exercisable.

(17) Represents shares subject to options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Rayovac and THL Co. (which, together with its affiliates owns 42.1% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the 1996 recapitalization pursuant to which we engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the 1996, recapitalization, we paid THL Co. and an affiliate a transaction fee. In consideration of the consulting and management advisory services, we pay THL Co. and its affiliate a management fee. We believe that this Management Agreement is on terms no less favorable to us than could have been obtained from an independent third party.

    Rayovac and David A. Jones are parties to the Jones Employment Agreement pursuant to which Mr. Jones agreed to be our Chairman of the Board of Directors and Chief Executive Officer. Mr. Jones also purchased from us 227,895 shares of Common Stock with cash and a $500,000 promissory note held by us with interest payable at a rate of 7% per annum and principal payable on the earliest of the following to occur: (i) the fifth anniversary of the note; (ii) the date on which (a) Mr. Jones terminates his employment for any reason other than a Constructive Termination (as defined in the Jones Employment Agreement) and (b) he is no longer a director of the Company; or (iii) the date we terminate Mr. Jones' employment for Cause (as defined in the Jones Employment Agreement). Proceeds from any sale of Mr. Jones' shares must be used to immediately prepay, in whole or in part, the principal amount of the promissory note outstanding and any accrued and unpaid interest on the portion prepaid or the holder of the promissory note may declare the entire principal amount of such note to be immediately due and payable. Mr. Jones receives additional salary at an initial rate of $35,000 annually during the period the promissory note is outstanding. In addition, the Company and Kent J. Hussey are parties to the Hussey Employment Agreement pursuant to which Mr. Hussey agreed to be our President and Chief Operating Officer. See Item 11, "Executive Compensation--Employment Agreements."

    We hold five year promissory notes dated March 17, 1997 from Messrs. Tomlin and Shanesy, in principal amounts of $60,000 and $80,000, respectively, with interest payable at 8% per annum. We also hold a five year promissory note dated March 23, 1998 from Mr. Steward, in the principal amount of $100,000, with interest payable at 8% per annum. Such notes were incurred in connection with the purchase of shares of Common Stock by Messrs. Steward, Tomlin and Shanesy upon joining the Company.

    Pursuant to the 1997 Plan, on August 1, 1997, certain executive officers of the Company, including Messrs. Tomlin and Shanesy, exercised options to purchase shares of Common Stock under the 1997 Plan with five-year promissory notes held by us, in principal amounts of $50,000 and $20,000, respectively, with interest payable at 8% per annum. On September 15, 1997, Mr. Shanesy exercised options under the 1997 Plan with another five-year promissory note held by us, in the principal amount of $30,002, with interest payable at 8% per annum.

    In connection with the 1996 recapitalization, the Lee Group, certain of our other shareholders and the Company entered into the Shareholders Agreement. The Shareholders Agreement provides for certain restrictions on transfer of the shares beneficially owned by the parties thereto. Additionally, the Shareholders Agreement provides that, subject to certain limitations, so long as the Lee Group and their permitted transferees own at least 10% of the shares of Common Stock acquired in the 1996 recapitalization, the Lee Group shall have "demand" registrations. The shareholders party to the Shareholders Agreement including the Lee Group are also entitled, subject to certain limitations, to include shares of Common Stock held by them in other registrations of equity securities of the Company initiated by us for our own account or pursuant to a request for registration by the Lee Group.

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

(b) Reports on Form 8-K: On August 24, 1999, we filed a Current Report on
    Form 8-K in connection with our acquisition of ROV Limited. The Form 8-K was subsequently amended on October 26, 1999.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                              --------
Independent Auditors' Report................................     F-2

Consolidated Balance Sheets.................................     F-3

Consolidated Statements of Operations.......................     F-4

Consolidated Statements of Comprehensive Income.............     F-5

Consolidated Statements of Shareholders' Equity.............     F-6

Consolidated Statements of Cash Flows.......................     F-7

Notes to Consolidated Financial Statements..................     F-8

Independent Auditors' Report................................    II-1

Schedule II--Valuation and Qualifying Accounts..............    II-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rayovac Corporation:

    We have audited the accompanying consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and subsidiaries as of September 30, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999 in conformity with generally accepted accounting principles.

                                                                    /s/ KPMG LLP
                                                                        KPMG LLP

Milwaukee, Wisconsin
November 5, 1999

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          SEPTEMBER 30, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998        1999
                           ASSETS                             ---------   ---------
Current assets:
  Cash and cash equivalents.................................  $   1,594   $  11,065
  Receivables:
    Trade accounts receivable, net of allowance for doubtful
      receivables of $1,356 and $1,253, respectively........     99,100     138,155
    Other...................................................      2,753       3,166
  Inventories...............................................     62,762      81,618
  Deferred income taxes.....................................      7,991       9,271
  Prepaid expenses and other................................      6,738      13,578
                                                              ---------   ---------
          Total current assets..............................    180,938     256,853
                                                              ---------   ---------
Property, plant and equipment, net..........................     71,367     110,778
Deferred charges and other..................................     11,567      24,146
Intangible assets...........................................     12,079     128,850
Debt issuance costs.........................................      7,908      12,274
                                                              ---------   ---------
          Total assets......................................  $ 283,859   $ 532,901
                                                              =========   =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $   3,590   $  22,895
  Accounts payable..........................................     64,799      85,524
  Accrued liabilities:
    Wages and benefits......................................     10,080      11,481
    Accrued interest........................................      3,020       5,109
    Recapitalization and other special charges..............      6,789       6,482
    Other...................................................     11,003      20,966
                                                              ---------   ---------
          Total current liabilities.........................     99,281     152,457
Long-term debt, net of current maturities...................    148,686     307,426
Employee benefit obligations, net of current portion........     10,433      12,860
Deferred income taxes.......................................      1,988       8,619
Other.......................................................      1,597       5,079
                                                              ---------   ---------
          Total liabilities.................................    261,985     486,441
                                                              ---------   ---------
Shareholders' equity:
  Common stock, $.01 par value, authorized 150,000 shares;
    issued 56,907 and 56,970 shares, respectively;
    outstanding 27,471 and 27,490 shares, respectively......        569         570
  Additional paid-in capital................................    103,304     103,577
  Retained earnings.........................................     45,964      70,100
  Accumulated other comprehensive income....................      1,811       2,199
  Notes receivable from officers/shareholders...............       (890)       (890)
                                                              ---------   ---------
                                                                150,758     175,556
Less stock held in trust for deferred compensation plan, 24
  shares....................................................       (412)         --
Less treasury stock, at cost, 29,436 and 29,480 shares,
  respectively..............................................   (128,472)   (129,096)
                                                              ---------   ---------
          Total shareholders' equity........................     21,874      46,460
                                                              =========   =========
          Total liabilities and shareholders' equity........  $ 283,859   $ 532,901
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1997       1998       1999
                                                              --------   --------   --------
Net sales...................................................  $432,552   $495,733   $564,302

Cost of goods sold..........................................   234,991    258,293    293,858
Other special charges.......................................        --         --      1,300
                                                              --------   --------   --------
Gross profit................................................   197,561    237,440    269,144
                                                              --------   --------   --------
Operating expenses:
  Selling...................................................   122,055    148,875    160,223
  General and administrative................................    29,783     33,565     38,447
  Research and development..................................     8,196      8,272      8,704
  Other special charges.....................................     3,002      6,183      8,132
                                                              --------   --------   --------
                                                               163,036    196,895    215,506
                                                              --------   --------   --------
Income from operations......................................    34,525     40,545     53,638

Interest expense............................................    24,542     15,670     16,354
Other (income) expense, net.................................       378       (155)      (314)
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........     9,605     25,030     37,598

Income tax expense..........................................     3,419      8,660     13,462
                                                              --------   --------   --------
Income before extraordinary item............................     6,186     16,370     24,136

Extraordinary item, loss on early extinguishment of debt,
  net of income tax benefit of $1,263.......................        --     (1,975)        --
                                                              --------   --------   --------
Net income..................................................  $  6,186   $ 14,395   $ 24,136
                                                              ========   ========   ========
Basic net income per common share:
  Income before extraordinary item..........................  $   0.30   $   0.62   $   0.88
  Extraordinary item........................................        --      (0.08)        --
                                                              ========   ========   ========
Net income..................................................  $   0.30   $   0.54   $   0.88
                                                              ========   ========   ========
Weighted average shares of common stock outstanding.........    20,530     26,477     27,486
                                                              ========   ========   ========
Diluted net income per common share:
  Income before extraordinary item..........................  $   0.30   $   0.58   $   0.83
  Extraordinary item........................................        --      (0.07)        --
                                                              --------   --------   --------
Net income..................................................  $   0.30   $   0.51   $   0.83
                                                              ========   ========   ========
Weighted average shares of common stock and equivalents
  outstanding...............................................    20,642     28,091     29,233
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                1997       1998       1999
                                                              --------   --------   --------
Net income..................................................   $6,186    $14,395    $24,136
Other comprehensive income:
    Foreign currency translation adjustment.................      581        230        166
    Minimum pension liability adjustment....................      (11)      (600)       302
                                                               ------    -------    -------
Other comprehensive income (loss) before tax................      570       (370)       468

Income tax benefit (expense) related to minimum pension
  liability.................................................        3        159        (80)
                                                               ------    -------    -------
Other comprehensive income, net of tax......................   $6,759    $14,184    $24,524
                                                               ======    =======    =======

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            ACCUMULATED OTHER
                                                                                           COMPREHENSIVE INCOME
                                                                                   ------------------------------------
                                                                                     FOREIGN       MINIMUM
                                        COMMON STOCK       ADDITIONAL               CURRENCY       PENSION
                                     -------------------    PAID-IN     RETAINED   TRANSLATION    LIABILITY
                                      SHARES     AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT    ADJUSTMENT     TOTAL
                                     --------   --------   ----------   --------   -----------   -----------   --------
Balances at September 30, 1996.....   20,470      $500      $ 15,970    $25,383      $1,689         $(240)      $1,449

Net income.........................       --        --            --      6,186          --            --           --
Sale of common stock...............      111        --             4         --          --            --           --
Treasury stock acquired............     (556)       --            --         --          --            --           --
Exercise of stock options and sale
  of common stock to trust.........      556        --            --         --          --            --           --
Notes receivable from
  officers/shareholders............       --        --            --         --          --            --           --
Adjustment of additional minimum
  pension liability................       --        --            --         --          --            (8)          (8)
Translation adjustment.............       --        --            --         --         581            --          581
                                      ------      ----      --------    -------      ------         -----       ------
Balances at September 30, 1997.....   20,581       500        15,974     31,569       2,270          (248)       2,022

Net income.........................       --        --            --     14,395          --            --           --
Sale of common stock...............    6,823        68        87,092         --          --            --           --
Sale of common stock by trust......       --        --            --         --          --            --           --
Treasury stock acquired............      (27)       --            --         --          --            --           --
Exercise of stock options..........       94         1           238         --          --            --           --
Notes receivable from
  officers/shareholders............       --        --            --         --          --            --           --
Adjustment of additional minimum
  pension liability................       --        --            --         --          --          (441)        (441)
Translation adjustment.............       --        --            --         --         230            --          230
Unrealized (gain)/loss on stock
  held in trust....................       --        --            --         --          --            --           --
                                      ------      ----      --------    -------      ------         -----       ------
Balances at September 30, 1998.....   27,471       569       103,304     45,964       2,500          (689)       1,811

Net income.........................       --        --            --     24,136          --            --           --
Sale of common stock by trust......       --        --            --         --          --            --           --
Treasury stock acquired............      (20)       --            --         --          --            --           --
Exercise of stock options..........       39         1           273         --          --            --           --
Adjustment of additional minimum
  pension liability................       --        --            --         --          --           222          222
Translation adjustment.............       --        --            --         --         166            --          166
Unrealized (gain)/loss on stock
  held in trust....................       --        --            --         --          --            --           --
                                      ------      ----      --------    -------      ------         -----       ------
Balances at September 30, 1999.....   27,490      $570      $103,577    $70,100      $2,666         $(467)      $2,199
                                      ======      ====      ========    =======      ======         =====       ======


                                          NOTES
                                     RECEIVABLE FROM    STOCK                     TOTAL
                                        OFFICERS/      HELD IN    TREASURY    SHAREHOLDERS'
                                      SHAREHOLDERS      TRUST       STOCK        EQUITY
                                     ---------------   --------   ---------   -------------
Balances at September 30, 1996.....      $ (500)           --     $(128,522)    $(85,720)
Net income.........................          --            --            --        6,186
Sale of common stock...............          --            --           482          486
Treasury stock acquired............          --            --        (3,343)      (3,343)
Exercise of stock options and sale
  of common stock to trust.........          --          (962)        3,343        2,381
Notes receivable from
  officers/shareholders............      (1,158)           --            --       (1,158)
Adjustment of additional minimum
  pension liability................          --            --            --           (8)
Translation adjustment.............          --            --            --          581
                                         ------          ----     ---------     --------
Balances at September 30, 1997.....      (1,658)         (962)     (128,040)     (80,595)
Net income.........................          --            --            --       14,395
Sale of common stock...............          --            --            --       87,160
Sale of common stock by trust......          --           817            --          817
Treasury stock acquired............          --            --          (432)        (432)
Exercise of stock options..........          --            --            --          239
Notes receivable from
  officers/shareholders............         768            --            --          768
Adjustment of additional minimum
  pension liability................          --            --            --         (441)
Translation adjustment.............          --            --            --          230
Unrealized (gain)/loss on stock
  held in trust....................          --          (267)           --         (267)
                                         ------          ----     ---------     --------
Balances at September 30, 1998.....        (890)         (412)     (128,472)      21,874
Net income.........................          --            --            --       24,136
Sale of common stock by trust......          --           394            --          394
Treasury stock acquired............          --            --          (624)        (624)
Exercise of stock options..........          --            --            --          274
Adjustment of additional minimum
  pension liability................          --            --            --          222
Translation adjustment.............          --            --            --          166
Unrealized (gain)/loss on stock
  held in trust....................          --            18            --           18
                                         ------          ----     ---------     --------
Balances at September 30, 1999.....      $ (890)           --     $(129,096)    $ 46,460
                                         ======          ====     =========     ========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1997, 1998 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $   6,186   $  14,395   $  24,136
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Extraordinary item, loss on early extinguishment of
      debt..................................................         --       3,238          --
    Amortization............................................      3,563       2,977       3,079
    Depreciation............................................     11,308      10,873      11,890
    Deferred income taxes...................................        652       2,361         845
    Loss (gain) on disposal of fixed assets.................       (326)     (2,439)        162
    Curtailment gain........................................     (2,923)         --          --
    Settlement of deferred compensation agreement...........         --      (1,243)         --
    Changes in assets and liabilities, net of businesses
      acquired:
      Accounts receivable...................................    (14,665)    (19,362)    (29,267)
      Inventories...........................................     11,987      (2,987)     (4,667)
      Prepaid expenses and other assets.....................       (563)     (7,989)     (9,075)
      Accounts payable and accrued liabilities..............     30,776      (3,494)     12,435
      Accrued recapitalization and other special charges....    (10,330)      2,177         999
                                                              ---------   ---------   ---------
Net cash provided (used) by operating activities............     35,665      (1,493)     10,537
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment................    (10,856)    (15,931)    (24,113)
  Proceeds from sale of property, plant and equipment.......         52       3,678          26
  Payment for acquisitions, net of cash acquired............         --     (11,124)   (145,076)
                                                              ---------   ---------   ---------
Net cash used by investing activities.......................    (10,804)    (23,377)   (169,163)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Reduction of debt.........................................   (135,079)   (140,024)   (102,974)
  Proceeds from debt financing..............................    108,890      81,928     275,125
  Cash overdraft............................................        164        (378)      2,745
  Debt issuance costs.......................................         --        (150)     (5,904)
  Premiums paid on extinguishment of debt...................         --      (3,238)         --
  Proceeds from direct financing lease......................        100         200         200
  Proceeds on notes receivable from officers/shareholders...         --         768          --
  Issuance of stock.........................................        271      87,160          --
  Acquisition of treasury stock.............................     (3,343)       (343)       (390)
  Exercise of stock options.................................      1,438         149          40
  Payments on capital lease obligation......................       (426)       (720)       (794)
                                                              ---------   ---------   ---------
  Net cash provided (used) by financing activities..........    (27,985)     25,352     168,048
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................          2         (21)         49
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........     (3,122)        461       9,471
Cash and cash equivalents, beginning of year................      4,255       1,133       1,594
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   1,133   $   1,594   $  11,065
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $  16,030   $  16,767   $  12,837
  Cash paid for income taxes................................      1,172       5,735      11,114
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS

    Rayovac Corporation and its wholly owned subsidiaries (Company) manufacture and market batteries. Products include general (alkaline, rechargeables, heavy duty, lantern and general purpose), button cell and lithium batteries. The Company also produces a variety of battery powered lighting devices such as flashlights and lanterns. The Company's products are sold primarily to retailers in the United States, Canada, Latin America, Europe, and the Far East.

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    (a) PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR END

        The consolidated financial statements include the financial statements of Rayovac Corporation and its wholly owned subsidiaries. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 1997, 1998 and 1999 refer to the fiscal years ended September 30, 1997, 1998 and 1999.

    (b) REVENUE RECOGNITION

        The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product is passed. The Company is not obligated to allow for returns.

    (c) USE OF ESTIMATES

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

    (d) CASH EQUIVALENTS

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

    (e) CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND EMPLOYEES

        The Company has one customer that represented over 10% of its net sales. The Company derived 20%, 19% and 20% of its net sales from this customer during 1997, 1998 and 1999 respectively.

        A significant number of the Company's factory employees are represented by labor unions. The Company believes its relationship with its employees is good and there have been no work stoppages involving Company employees since 1981.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

        The Company has entered into collective bargaining agreements with expiration dates as follows:

LOCATION                                             EXPIRATION DATE
--------                                             ---------------
Mexico City, Mexico                                  February 2000
Fennimore, WI                                        March 2000
Madison, WI                                          August 2000
Washington, UK--Staff                                September 2000

Washington, UK--Production                           November 2000
Valencia, Venezuela                                  January 2001
Guatemala City, Guatemala                            March 2001

Portage, WI                                          July 2002

Hayward, CA                                          May 2003

       Approximately 57% of the total labor force is covered by collective bargaining agreements. Bargaining agreements that expire in 2000 represent approximately 30% of the total labor force.

    (f) DISPLAYS AND FIXTURES

        The costs of displays and fixtures are capitalized and recorded as a prepaid asset and charged to expense when shipped to a customer location. Such prepaid assets amount to approximately $1,799 and $1,839 as of September 30, 1998 and 1999 respectively.

    (g) INVENTORIES

        Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 100% and 81% of the inventories at September 30, 1998 and 1999, respectively. Costs for other inventories at September 30, 1999 have been determined primarily using the average cost method.

    (h) PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements                                     20-30 years
Machinery, equipment and other                                2-15 years

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

    (i) INTANGIBLE ASSETS

        Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess cost over fair value of net assets acquired (goodwill) is amortized over 15 to 40 years. The trade name acquired during 1999 is being amortized over 40 years. Other intangibles are amortized over 3 to 17 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the remaining balance over its remaining life can be recovered through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized carrying value of intangible assets will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

    (j) DEBT ISSUANCE COSTS

        Debt issuance costs are capitalized and amortized to interest expense over the lives of the related debt agreements.

    (k) ACCOUNTS PAYABLE

        Included in accounts payable at September 30, 1998 and 1999, is approximately $5,098 and $7,843, respectively, of book overdrafts on disbursement accounts which were replenished when checks were presented for payment.

    (l) INCOME TAXES

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

    (m) FOREIGN CURRENCY TRANSLATION

        Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange losses on foreign currency transactions aggregating $639, $334 and $708 for 1997, 1998 and 1999, respectively, are included in other expense, net, in the Consolidated Statements of Operations.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

    (n) ADVERTISING COSTS

        The Company incurred expenses for advertising of $24,326, $33,441 and $33,292 in 1997, 1998 and 1999, respectively. The Company expenses advertising production costs the first time the advertising takes place.

    (o) RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are charged to expense in the year they are incurred.

    (p) NET INCOME PER COMMON SHARE

        Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income per common share does not consider common stock equivalents. Diluted net income per common share reflects the dilution that would occur if convertible debt securities and employee stock options were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the entity. The computation of diluted net income per common share uses the "if converted" and "treasury stock" methods to reflect dilution. The difference between the numbers of shares used in the two calculations is due to assumed conversion of employee stock options where the exercise price is less than the market price of the underlying stock.

        Net income per common share is calculated based upon the following shares:

                                                        1997       1998       1999
                                                      --------   --------   --------
Basic...............................................   20,530     26,477     27,486
Effect of assumed conversion of stock options.......      112      1,614      1,747
                                                       ------     ------     ------
Diluted.............................................   20,642     28,091     29,233
                                                       ======     ======     ======

    (q) DERIVATIVE FINANCIAL INSTRUMENTS

        Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

        The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into a series of interest rate swap agreements which effectively fix the interest rate on floating rate debt at a rate of 6.16% for a notional principal amount of $62,500 through October 1999 and at a rate of 6.404% for a notional principal amount of $75,000 for the period October 1999 through October 2002. The unrealized portion of the fair value of these contracts at September 30, 1999 was ($324).

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

        The Company has entered into an amortizing cross currency interest rate swap agreement related to financing the acquisition of Brisco. The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at September 30, 1999 is $3,208. The fair value at September 30, 1999 was ($134).

        The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of inter-company purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable. The Company has $4,944 of forward exchange contracts at September 30, 1999. The unrealized portion of the fair value of the contracts at September 30, 1999 was immaterial.

        The Company also enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $5,600 of such forward exchange contracts at September 30, 1999. The unrealized portion of the fair value of the contracts at September 30, 1999, was $124.

        The Company enters into forward foreign exchange contracts to hedge the risk from settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars and Pounds Sterling. The Company has entered into foreign exchange contracts to hedge payment obligations denominated in Japanese Yen under a commitment to purchase certain production equipment. The Company has $848 of such forward exchange contracts outstanding at September 30, 1999. See related purchase commitment discussed in the commitments and contingencies note. The fair value at September 30, 1999 was $109.

        The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges some of this risk through the use of commodity swaps, calls and puts. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. Buying calls allows the Company to purchase a specified quantity of a commodity for a fixed price through a specified date. Selling puts allows the buyer of the put to sell a specified quantity of a commodity to the Company for a fixed price through a specific date. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodities. The cost of the calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts.

        At September 30, 1999, the Company had entered into a series of swaps for zinc with a contract value of $5,232 for the period September 1999 through September 2000. While these transactions have no carrying value, the unrealized portion of the fair value of these contracts at September 30, 1999, was $701.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)

    (r) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments approximate the fair value of those instruments except for the $65,000 of Senior Subordinated Notes due November 2006 with interest payable semi-annually at 10 1/4%. The fair value of these notes at September 30, 1999 was $66,604 (See also note 2(q)).

    (s) ENVIRONMENTAL EXPENDITURES

        Environmental expenditures which relate to current ongoing operations or to conditions caused by past operations are expensed. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

    (t) OTHER COMPREHENSIVE INCOME

        Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established new rules for the reporting and presentation of comprehensive income and its components in a full set of financial statements. The Company's comprehensive income is comprised of net income, foreign currency translation adjustment, and minimum pension liability adjustments. The adoption of SFAS No. 130 had no impact on the Company's financial position or results of operations.

    (u) RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with the current year presentation.

    (v) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. In 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133. This Statement is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. The Company will adopt this accounting standard, as required, October 1, 2000. The Company does not believe the adoption of SFAS No. 133 will have a material impact on the financial position or results of operations of the Company.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(3) INVENTORIES

    Inventories consist of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Raw material................................................  $22,311    $29,014
Work-in-process.............................................   16,230     15,888
Finished goods..............................................   24,221     36,716
                                                              -------    -------
                                                              $62,762    $81,618
                                                              =======    =======

(4) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Land, building and improvements.............................  $12,208    $ 16,483
Machinery, equipment and other..............................  122,914     175,550
Construction in process.....................................   20,431      26,328
                                                              -------    --------
                                                              155,553     218,361
Less accumulated depreciation...............................   84,186     107,583
                                                              -------    --------
                                                              $71,367    $110,778
                                                              =======    ========

    Machinery, equipment and other includes capitalized leases, net of amortization, totaling $2,198 and $1,913 at September 30, 1998 and 1999, respectively.

(5) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Excess cost over fair value of assets acquired (goodwill)...  $ 8,421    $ 36,874
Trade name..................................................       --      90,000
Non-competition agreement...................................    1,730       1,730
Underfunded pension.........................................    2,335       2,263
Proprietary technology......................................      525         525
                                                              -------    --------
                                                               13,011     131,392
Less: Accumulated amortization..............................      932       2,542
                                                              -------    --------
                                                              $12,079    $128,850
                                                              =======    ========

    The increases in intangible assets from 1998 to 1999 were primarily due to the current year acquisition of ROV Limited (see note 16).

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) DEBT

    Debt consists of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Revolving credit facility...................................  $ 77,200   $181,300
Term loan facility..........................................        --     75,000
Acquisition Facility........................................     7,800         --
Series B Senior Subordinated Notes, due November 1, 2006,
  with interest at 10 1/4% payable semi-annually............    65,000     65,000
Capitalized lease obligations...............................     1,435      1,098
Notes and obligations, weighted average interest rate of
  10.59% at September 30, 1999..............................       841      7,923
                                                              --------   --------
                                                               152,276    330,321
Less current maturities.....................................     3,590     22,895
                                                              --------   --------
Long-term debt..............................................  $148,686   $307,426
                                                              ========   ========

    On September 12, 1996, the Company executed a Credit Agreement ("Old Agreement") with a group of financial institutions and other accredited investors. The Old Agreement provided for senior bank facilities, including term and revolving credit facilities in an aggregate amount of $170,000. The term facility included three tranches totaling $105,000 and the revolving credit facility provided for aggregate working capital loans up to $65,000 reduced by outstanding letters of credit ($10,000 limit) and other existing credit facilities and outstanding obligations.

    On December 30, 1997, the Company entered into an Amended and Restated Credit Agreement ("First Restated Agreement"). The First Restated Agreement provided for senior bank facilities, including revolving and acquisition credit facilities in an aggregate amount of $160,000. The revolving credit facility provided for aggregate working capital loans up to $90,000 reduced by outstanding letters of credit ($10,000 limit) and other existing credit facilities and outstanding obligations. The acquisition facility provided for aggregate qualifying acquisition loans up to $70,000.

    On August 9, 1999, the Company entered into an Amended and Restated Credit Agreement ("Second Restated Agreement"). The Second Restated Agreement provides for senior bank facilities, including term and revolving credit facilities in an aggregate amount of $325,000. Interest on borrowings is computed, at the Company's option, based on the base rate, as defined ("Base Rate"), or the Interbank Offering Rate ("IBOR"). The Company recorded $3,700 of fees paid as a result of the amendments as a debt issuance cost which is being amortized over the remaining life of the Second Restated Agreement.

    The term facility totals $75,000. The facility provides for quarterly amortization totaling $10,000 in 2000, $15,000 in 2001, 2002 and 2003, and
$20,000 in 2004. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA less certain operating expenditures including scheduled principal payments of long-term debt). The revolving credit facility provides for aggregate working capital loans up to $250,000 reduced by outstanding letters of credit ($20,000 limit) and other existing credit facilities and outstanding obligations.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) DEBT (CONTINUED)

    Interest on borrowings is at the Base Rate plus a margin (.00% to .75%) per annum (9.00% at September 30, 1999) or IBOR plus a margin (0.75% to 1.75%) per annum (7.42% at September 30, 1999). The Company had outstanding letters of credit of approximately $6,200 at September 30, 1999. A fee (.75% to 1.75%) per annum (1.75% at September 30, 1999) is payable on the outstanding letters of credit. The Company also incurs a fee of .25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. If an equity offering is not completed by September 30, 2002, the revolving credit facility is reduced by $25,000 on September 30, 2002 and on 2003.

    The Second Restated Agreement contains financial covenants with respect to borrowings which include maintaining minimum interest coverage and maximum leverage ratios. The limits imposed by such ratios vary depending on whether or not the Company executes equity offerings during the term of the agreement. In addition, the Second Restated Agreement restricts the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets. The Company is in compliance with the restrictive covenants of the Second Restated Agreement. The Company is required to pay a commitment fee (.25% to .50%) per annum (.50% at September 30, 1999) on the average daily-unused portion of the facilities. The facilities' margin and commitment fee may be adjusted if the Company's leverage ratio, as defined, increases or decreases. Borrowings under the Second Restated Agreement are collateralized by substantially all of the assets of the Company.

    The 10 1/4% Series B Senior Subordinated Notes ("Notes") will mature on November 1, 2006. In connection with the Company's initial public offering of common stock, $35,000 of the outstanding Notes were redeemed in December 1997. The Company recorded the $3,238 premium paid as a result of the early redemption as an extraordinary item. On or after November 1, 2001, the Notes will be redeemable at the option of the Company, in whole or in part, at prescribed redemption prices plus accrued and unpaid interest.

    In connection with the acquisition of the consumer battery business of ROV Limited ("Acquisition"), the Company obtained the consent of the holders of the Notes to certain amendments to the Indenture governing these Notes. On
February 26, 1999 the Company entered into a Supplemental Indenture ("First Supplemental Indenture") to allow the Company to finance the Acquisition entirely with senior secured debt. The amendments were to become effective upon the Company giving notice of its decision to consummate the Acquisition on or before April 30, 1999. Such notice was not given and the First Supplemental Indenture did not become effective.

    On August 6, 1999 the Company entered into a Second Supplemental Indenture ("Second Supplemental Indenture") to allow the Company to finance the Acquisition entirely with senior secured debt. As a result of The Second Supplemental Indenture, in addition to ROV Holding, Inc., the Company's directly and wholly owned subsidiaries Rovcal and Vidor Battery Company also became joint and several guarantors. The Second Supplemental Indenture became effective upon notice by the Company of its intent to proceed with the amendments. Such notice was given on August 9, 1999. The Company recorded $2,200 of fees paid as a result of the amendments as a debt issuance cost which is being amortized over the remaining life of the Notes.

    Upon a change in control, the Company shall be required to repurchase all or any part of the Notes at a purchase price equal to 101% of the aggregate principal amount. The Company is also required to offer

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) DEBT (CONTINUED)

to repurchase all or a portion of the Notes upon consummation of an asset sale, as defined, in excess of $5,000.

    The terms of the Notes restrict or limit the ability of the Company and its subsidiaries to, among other things, (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock,
(iii) create liens, (iv) incur dividend and other payment restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales,
(vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. The Company is in compliance with the terms of the Notes. Payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's directly and wholly owned subsidiaries, ROV Holding, Inc., Rovcal, and Vidor Battery Company, each a guarantor. Vidor Battery Company was dissolved and the assets transferred to the Company on September 2, 1999.The foreign subsidiaries of the Company currently do not guarantee the payment obligations under the Notes (Nonguarantor Subsidiaries), and are wholly owned directly or indirectly by ROV Holding, Inc. (See note 18).

    The aggregate scheduled maturities of debt are as follows:

2000.........................................       $ 22,895
2001.........................................         15,368
2002.........................................         40,022
2003.........................................         40,022
2004.........................................        147,014
Thereafter...................................         65,000
                                                    --------
                                                    $330,321
                                                    ========

    In 1999, the Company entered into capital leases with an aggregate obligation of $475. Aggregate capitalized lease obligations are payable in installments of $709 in 2000, $345 in 2001, $22 in 2002 and $22 in 2003. $99
payable in 2000 is due in Pounds Sterling. $22 payable in each of 2000, 2001, 2002 and 2003 is due in Mexican Pesos.

    The carrying values of the debt instruments noted above are approximately 99% of their estimated fair values.

(7) SHAREHOLDERS' EQUITY

    In January 1997, the Company established a trust to fund future payments under a deferred compensation plan. Certain employees eligible to participate in the plan assigned stock options to the plan. The trust exercised the options and purchased 160 shares of the Company's common stock. In June 1998, the trust sold 136 shares in connection with a secondary offering of common stock. The remaining 24 shares held by the trust at September 30, 1998, valued at $412, were sold during 1999.

    On October 22, 1997, the shareholders of the Company approved the authorization of 5,000 shares of preferred stock, $.01 par value, and an increase in authorized shares of common stock from 90,000 to 150,000.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) SHAREHOLDERS' EQUITY (CONTINUED)

    On November 21, 1997, the Company completed an initial public offering of approximately 6,800 shares of Common Stock. The net proceeds of approximately $87,900 after deducting the underwriting discounts and offering expenses were used to repurchase $35,000 principal amount of Notes, pay the associated premium, and repay approximately $49,700 of the Company's term loan facility.

    On June 30, 1998, the Thomas H. Lee Group and its affiliates sold approximately 5,300 shares and certain Rayovac officers and employees sold approximately 1,100 shares in a secondary offering of common stock. The Company did not receive any proceeds from the sale of the shares but incurred expenses for the offering of approximately $900.

(8) STOCK OPTION PLANS

    In 1996, the Company's Board of Directors ("Board") approved the Rayovac Corporation 1996 Stock Option Plan ("1996 Plan"). Under the 1996 Plan, stock options to acquire up to 3,000 shares of common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 1999, there were options with respect to 2,127 shares of common stock outstanding under the 1996 Plan.

    In 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights ("SARs"), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the Incentive Plan. Up to 3,000 shares of common stock may be issued under the Incentive Plan. The Incentive Plan expires in August 2007. As of September 30, 1999, there were options with respect to 700 shares of common stock outstanding under the Incentive Plan.

    A summary of the status of the Company's plans is as follows:

                                                1997                        1998                        1999
                                      -------------------------   -------------------------   -------------------------
                                                   WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                    AVERAGE                     AVERAGE                     AVERAGE
                                      OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                      --------   --------------   --------   --------------   --------   --------------
Outstanding, beginning of period....    1,464        $4.30         2,318         $ 4.33        2,561         $ 7.17
Granted.............................    1,410         5.03           442          20.52          447          18.71
Exercised...........................     (556)        6.01          (107)          3.81          (39)          4.39
Forfeited...........................       --           --           (92)          4.39         (142)          5.18
                                       ------        -----         -----         ------        -----         ------
Outstanding, end of period..........    2,318        $4.33         2,561         $ 7.17        2,827         $ 9.14
                                       ======        =====         =====         ======        =====         ======
Options exercisable, end of
  period............................      496        $4.13           828         $ 4.47          876         $ 6.05
                                       ======        =====         =====         ======        =====         ======

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) STOCK OPTION PLANS (CONTINUED)

    The following table summarizes information about options outstanding and outstanding and exercisable as of September 30, 1999:

                                                                          OPTIONS OUTSTANDING
                            OPTIONS OUTSTANDING                             AND EXERCISABLE
                        ---------------------------                    --------------------------
                         NUMBER    WEIGHTED-AVERAGE     WEIGHTED-                    WEIGHTED-
      RANGE OF             OF         REMAINING          AVERAGE       NUMBER OF      AVERAGE
   EXERCISE PRICES       SHARES    CONTRACTUAL LIFE   EXERCISE PRICE    SHARES     EXERCISE PRICE
---------------------   --------   ----------------   --------------   ---------   --------------
        $4.39            1,947        7 years             $ 4.39          785          $ 4.39
$      15.875--23.375      823        9.5                  19.10           91           20.43
    $25.00--29.50           57        9.5                  27.12           --              --

    The Company has adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. Accordingly, no compensation cost has been recognized for the stock option plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income per common share would have been reduced to the pro forma amounts indicated below:

                                                              1997       1998       1999
                                                            --------   --------   --------
Net income reported.......................................   $6,186    $14,395    $24,136
Pro forma net income......................................   $5,680    $13,645    $22,697
Pro forma basic net income per common share...............   $ 0.28    $  0.52    $  0.83
Pro forma diluted net income per common share.............   $ 0.28    $  0.49    $  0.78

    The fair value of the Company's stock options used to compute pro forma net income and diluted net income per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1997       1998       1999
                                                            --------   --------   --------
Assumptions used:
  Volatility..............................................        --      26.2%      28.0%
  Risk-free interest rate.................................     6.78%      5.01%      6.22%
  Expected life...........................................   8 years    8 years    8 years
  Dividend yield..........................................        --         --         --
Weighted-average grant-date
  fair value of options granted during period.............     $1.84      $8.99      $9.15

    The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) STOCK OPTION PLANS (CONTINUED)

not be representative of the future effects on reported net income or the future stock price of the Company. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the option's vesting period.

(9) INCOME TAXES

    Pretax income (income before income taxes and extraordinary item) and income tax expense consist of the following:

                                                              1997       1998       1999
                                                            --------   --------   --------
Pretax income:
  United States...........................................   $6,214    $19,352    $26,929
  Outside the United States...............................    3,391      2,440     10,669
                                                             ------    -------    -------
Total pretax income.......................................   $9,605     21,792     37,598
                                                             ======    =======    =======
Income tax expense (benefit):
  Current:
    Federal...............................................   $2,926    $ 3,533    $ 7,908
    Foreign...............................................     (176)     1,667      3,988
    State.................................................       17       (164)       528
                                                             ------    -------    -------
  Total current...........................................    2,767      5,036     12,424
                                                             ------    -------    -------
  Deferred:
    Federal...............................................     (842)     2,243        784
    Foreign...............................................      809       (606)        55
    State.................................................      685        724        199
                                                             ------    -------    -------
Total deferred............................................      652      2,361      1,038
                                                             ------    -------    -------
                                                             $3,419    $ 7,397    $13,462
                                                             ======    =======    =======

    In June 1998, a tax benefit of $1,263 was recorded in conjunction with the loss on early extinguishment of debt.

    The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:

                                                                    1997          1998          1999
                                                                  --------      --------      --------
Statutory Federal income tax rate...........................        35.0%         35.0%         35.0%
DISC/FSC commission income..................................        (1.2)         (1.6)         (0.7)
Effect of foreign items and rate differentials..............         0.3           0.8           1.6
State income taxes, net.....................................         4.9           4.1           1.2
Reduction of prior year tax provision.......................        (3.0)         (2.8)         (2.0)
Other.......................................................        (0.4)         (1.6)          0.7
                                                                    ----          ----          ----
                                                                    35.6%         33.9%         35.8%
                                                                    ====          ====          ====

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)

    The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
Current deferred tax assets:
  Other special charges.....................................  $ 1,815    $ 2,205
  Inventories and receivables...............................    1,259      2,091
  Marketing and promotional accruals........................    2,177      1,009
  Employee benefits.........................................    1,211      1,839
  Environmental accruals....................................      589        874
  Other.....................................................      940      1,253
                                                              -------    -------
Total current deferred tax assets...........................    7,991      9,271
                                                              -------    -------
Noncurrent deferred tax assets:
  Employee benefits.........................................    2,316      2,296
  Package design expense....................................    1,169      1,279
  Promotional expense.......................................      360         --
  Other.....................................................    2,688      1,319
                                                              -------    -------
Total noncurrent deferred tax assets........................    6,533      4,894
                                                              -------    -------
Noncurrent deferred tax liabilities:
  Property, plant, and equipment............................   (8,482)   (12,923)
  Other.....................................................      (39)      (119)
                                                              -------    -------
Total noncurrent deferred tax liabilities...................   (8,521)   (13,042)
                                                              -------    -------
Net noncurrent deferred tax liabilities.....................  $(1,988)   $(8,148)
                                                              =======    =======

    At September 30, 1999, noncurrent deferred tax assets of $471 are included in Deferred charges and other on the Consolidated Balance Sheet.

    The change in the net deferred tax asset contains approximately $3,800 of net deferred tax liabilities related to the Acquisition.

    During 1999, the Company utilized state net operating loss carry-forwards of approximately $3,700. At September 30, 1999, the Company has state net operating loss carry-forwards of $936 which begin to expire in 2003 and will fully expire in 2013.

    The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

    Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $5,547 and $9,084 at September 30, 1998 and 1999, respectively), either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings. Such earnings would become taxable

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)

upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

(10) LEASES

    Future minimum rental commitments under noncancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:


2000.......................................................  $ 5,554
2001.......................................................    4,765
2002.......................................................    4,065
2003.......................................................    3,496
2004.......................................................    3,070
Thereafter.................................................   20,665
                                                             -------
                                                             $41,615
                                                             =======

    The leases on the properties require annual lease payments of $482 subject to annual inflationary increases. All of the leases expire during the years 2000 through 2013.

    Total rental expenses were $8,126, $7,397, and $6,902 for 1997, 1998, and 1999, respectively.

(11) EMPLOYEE BENEFIT PLANS

    PENSION BENEFITS

    The Company has various defined benefit pension plans covering substantially all of its domestic hourly employees and union members. Plans generally provide benefits of stated amounts for each year of service. The Company's practice is to fund pension costs at amounts within the acceptable ranges established by the Employee Retirement Income Security Act of 1974, as amended.

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

    OTHER BENEFITS

    The Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)

established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

                                                           PENSION BENEFITS       OTHER BENEFITS
                                                          -------------------   -------------------
                                                            1998       1999       1998       1999
                                                          --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
    Benefit obligation at beginning of year.............  $55,587    $ 50,198   $ 2,404    $ 2,218
    Service cost........................................      569         495       245        236
    Interest cost.......................................    3,783       1,431       173        156
    Amendments..........................................   (5,290)         34        --         --
    Actuarial gain......................................    1,750        (573)     (469)       454
    Benefits paid.......................................   (6,201)    (34,747)     (135)      (186)
                                                          -------    --------   -------    -------
    Benefit obligation at end of year...................  $50,198    $ 16,838   $ 2,218    $ 2,878
                                                          =======    ========   =======    =======
CHANGE IN PLAN ASSETS
    Fair value of plan assets at beginning of year......  $46,438    $ 42,742   $    --    $    --
    Actual return on plan assets........................    2,766         735        --         --
    Employer contribution...............................       60       1,357       135        186
    Benefits paid.......................................   (6,201)    (34,747)     (135)      (186)
    Plan expenses paid..................................     (322)       (132)       --         --
                                                          -------    --------   -------    -------
    Fair value of plan assets at end of year............  $42,741    $  9,955   $    --    $    --
                                                          =======    ========   =======    =======

Funded status...........................................  $(7,457)   $ (6,883)  $(2,218)   $(2,878)
    Unrecognized net transition obligation..............      343         301       551        511
    Unrecognized prior service cost.....................    2,434       2,235        --         --
    Unrecognized net actuarial loss.....................      245         191       464        895
    Adjustment for minimum liability....................   (3,024)     (2,730)       --         --
                                                          -------    --------   -------    -------
    Accrued benefit cost................................  $(7,459)   $ (6,886)  $(1,203)   $(1,472)
                                                          =======    ========   =======    =======
Weighted-average assumptions:
    Discount rate.......................................     7.25%        7.5%     7.25%      7.25%
    Expected return on plan assets......................      9.0%        9.0%      0.0%       0.0%

                                                             PENSION BENEFITS                  OTHER BENEFITS
                                                      ------------------------------   ------------------------------
                                                        1997       1998       1999       1997       1998       1999
                                                      --------   --------   --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost......................................  $ 1,705    $   569     $  495      $249       $245       $236
  Interest cost.....................................    3,834      3,783      1,431       179        173        156
  Actual return on assets...........................   (6,191)    (2,766)      (735)       --         --         --
  Amortization of prior service cost................      242        201        233        --         --         --
  Recognized net actuarial (gain) loss..............    2,521       (905)      (347)      138        114         63
                                                      -------    -------     ------      ----       ----       ----
  Net periodic benefit cost.........................  $ 2,111    $   882     $1,077      $566       $532       $455
                                                      =======    =======     ======      ====       ====       ====

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)

    Pension plan assets and obligations are measured at June 30 each year. The contributions to the pension plans between July 1 and September 30 were $313 and $898 in 1998 and 1999, respectively.

    During 1997, the Company merged two of its defined benefit plans and ceased future benefit accruals. The Company recognized a $2,923 curtailment gain, which is included in other special charges in the consolidated statements of operations. Discount rates of 6.5% and 6.58% were used in the accounting for the curtailed plans during 1997 and 1998, respectively. In 1999, the curtailed plans were liquidated and $34,120 in benefits were paid out. The Company has recorded an additional minimum pension liability of $3,024 and $2,730 at September 30, 1998 and 1999, respectively, to recognize the underfunded position of certain of its benefits plans. An intangible asset of $2,335, and $2,263 at September 30, 1998 and 1999, respectively, equal to the unrecognized prior service cost of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost of $689 at September 30, 1998 and $467 at September 30, 1999, has been recorded as a component of accumulated other comprehensive income.

    The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants' compensation based on age, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 1998 and 1999, were $1,821 and $2,013, respectively.

    For measurement purposes, annual rates of increase of 8.5%, 8.0% and 8.0% in the per capita costs of covered health care benefits were assumed for 1997, 1998 and 1999, respectively, gradually decreasing to 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 1999, by $184 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 1999, by $41. The discount rate of 7.25% was used to determine the accumulated postretirement benefit obligations as of September 30, 1998 and 1999.

(12) SEGMENT INFORMATION

    The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, and South America; Europe/Rest of World ("Europe/ROW") includes the United Kingdom, Europe and all other countries in which the company does business.

    The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, and other specialty batteries and lighting products throughout the world. These product lines are sold in all geographic areas except Latin America where revenues have historically been derived primarily from zinc carbon and some alkaline batteries.

    Net sales and cost of sales to other segments have been eliminated. The gross contribution of inter segment sales is included in the segment selling the product to the external customer. Segment revenues are based upon the geographic area in which the product is sold.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)

    The reportable segment profits do not include interest expense, interest income, and income tax expense. Also, not included in the reportable segments, are corporate expenses including corporate purchasing expense, general and administrative expense and research and development expense. All depreciation and amortization included in income from operations is related to reportable segments. Costs are identified to reportable segments or corporate, according to the function of each cost center. Variable allocations of revenues and costs are not made for segment reporting.

    The reportable segment assets do not include cash, deferred tax benefits, investments, long term inter company receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

    Wal-Mart Store, Inc., the Company's largest mass merchandiser customer, represented 20%, 19% and 20% of its net sales during 1997, 1998, and 1999, respectively, primarily in North America.

        REVENUES FROM EXTERNAL CUSTOMERS

                                                  1997       1998       1999
                                                --------   --------   --------
North America.................................  $363,010   $422,350   $478,336
Latin America.................................        --         --     19,273
Europe/ROW....................................    69,542     73,383     66,693
                                                --------   --------   --------
Total segments................................  $432,552   $495,733   $564,302
                                                ========   ========   ========

        INTER SEGMENT REVENUES

                                                  1997       1998       1999
                                                --------   --------   --------
North America.................................  $ 18,616   $ 17,091   $ 17,162
Latin America.................................        --         --
Europe/ROW....................................     1,459      1,432      1,096
                                                --------   --------   --------
Total segments................................  $ 20,075   $ 18,523   $ 18,258
                                                ========   ========   ========

        DEPRECIATION AND AMORTIZATION

                                                  1997       1998       1999
                                                --------   --------   --------
North America.................................  $ 13,345   $ 11,440   $ 12,942
Latin America.................................        --         --        703
Europe/ROW....................................     1,526      2,410      1,324
                                                --------   --------   --------
Total segments................................  $ 14,871   $ 13,850   $ 14,969
                                                ========   ========   ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)

        SEGMENT PROFIT

                                                  1997       1998       1999
                                                --------   --------   --------
North America.................................  $ 50,237   $ 60,732   $ 77,095
Latin America.................................        --         --      3,535
Europe/ROW....................................     8,163      9,129      9,942
                                                --------   --------   --------
Total segments................................    58,400     69,861     90,572

Corporate expenses............................    20,873     23,133     27,502
Special charges...............................     3,002      6,183      9,432
Interest expense..............................    24,542     15,670     16,354
Other (income) expense net....................       378       (155)      (314)
                                                --------   --------   --------
Income before income taxes and extraordinary
  items.......................................  $  9,605   $ 25,030   $ 37,598
                                                ========   ========   ========

        SEGMENT ASSETS

                                                        SEPTEMBER 30,
                                                ------------------------------
                                                  1997       1998       1999
                                                --------   --------   --------
North America.................................  $186,516   $227,163   $280,394
Latin America.................................        --         --    177,135
Europe/ROW....................................    32,066     34,479     33,790
                                                --------   --------   --------
Total segments................................   218,582    261,642    491,319

Corporate.....................................    17,767     22,217     41,582
                                                --------   --------   --------
Total assets at year end......................  $236,349   $283,859   $532,901
                                                ========   ========   ========

        EXPENDITURES FOR SEGMENT ASSETS

                                                  1997       1998       1999
                                                --------   --------   --------
North America.................................  $ 10,117   $ 14,529   $ 22,678
Latin America.................................        --         --        622
Europe/ROW....................................       739      1,402        813
                                                --------   --------   --------
Total segments................................  $ 10,856   $ 15,931   $ 24,113
                                                ========   ========   ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)

        PRODUCT LINE REVENUES

                                                  1997       1998       1999
                                                --------   --------   --------
Alkaline......................................  $194,700   $243,400   $282,700
Zinc carbon...................................    45,100     38,800     55,700
Alkaline rechargeables........................    23,500     26,800     25,600
Hearing Aid batteries.........................    64,200     73,400     74,900
Other specialty batteries.....................    42,500     44,900     48,400
Lighting products                                 62,600     68,400     77,000
                                                --------   --------   --------
Total revenues from external customers........  $432,600   $495,700   $564,300
                                                ========   ========   ========

(13) COMMITMENTS AND CONTINGENCIES

    In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (2022). The Company incurred royalty expenses of $2,000 for 1997, 1998 and 1999. Additionally, the Company has committed to purchase $528 of tooling at September 30, 1999.

    The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $2,668, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

    The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

(14) RELATED PARTY TRANSACTIONS

    The Company and Thomas H. Lee Company (THL Co.) are parties to a Management Agreement pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. In consideration of ongoing consulting and management advisory services, the Company will pay THL Co. an aggregate annual fee of $360 plus expenses. The Company paid THL Co. aggregate fees and expenses of $386, $408 and $437 for 1997, 1998 and 1999, respectively.

    The Company and a shareholder of the Company (the principal shareholder prior to the Recapitalization) are parties to agreements which include a consulting arrangement and non-competition provisions.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) RELATED PARTY TRANSACTIONS (CONTINUED)

Terms of the agreements required the shareholder to provide consulting services for an annual fee of $200 plus expenses. The term of these agreements runs concurrent with the Management Agreement, subject to certain conditions as defined in the agreements. The Consulting Agreement was terminated August 1, 1997. The Company paid the shareholder $175 during the year ended
September 1997.

    The Company has notes receivable from officers in the amount of $890 at September 30, 1998 and 1999, generally payable in FY2002, which bear interest at 7% to 8%. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders' equity.

(15) OTHER SPECIAL CHARGES

    During the period from July 1, 1996 through September 30, 1996, the Company recorded special charges as follows: (i) $2,700 of charges related to the exit of certain manufacturing operations, (ii) $1,700 of charges to increase net deferred compensation plan obligations to reflect curtailment of such plans;
(iii) $1,500 of charges reflecting the present value of lease payments for land which management has determined will not be used for any future productive purpose; (iv) $6,900 in costs and asset write-downs principally related to changes in product pricing strategies adopted by management subsequent to the Recapitalization; and (v) $3,300 of employee termination benefits and other charges. Payment for these costs was or is expected to be as follows: $7,700 was paid prior to September 30, 1996; $5,600 was paid in fiscal 1997; $1,100 was paid in fiscal 1998; $700 was paid in fiscal 1999 and $1,100 is expected to be paid thereafter. Future payments are primarily environmental-related costs of a former manufacturing site.

    During 1997, the Company recorded special charges as follows: (i) $2,500 of charges related to the exit of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility by early fiscal 1998, which includes $1,100 of employee termination benefits for 137 employees, (ii) $1,400 of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company completed in fiscal 1998, (iii) $2,000 of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company completed in fiscal 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2,900 million gain related to the

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) OTHER SPECIAL CHARGES (CONTINUED)

curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the 1997 restructuring activities follows:

                           1997 RESTRUCTURING SUMMARY

                                                    TERMINATION    OTHER
                                                     BENEFITS      COSTS      TOTAL
                                                    -----------   --------   --------
  Expenses accrued................................     $4,000       $600      $4,600
  Change in estimate..............................        500        600       1,100
  Expensed as incurred............................         --        200         200
  Expenditures....................................     (3,300)      (700)     (4,000)
                                                       ------       ----      ------

Balance September 30, 1997........................     $1,200       $700      $1,900

  Change in estimate..............................       (200)      (400)       (600)
  Expenditures....................................     (1,000)      (300)     (1,300)
                                                       ------       ----      ------

Balance September 30, 1998........................         --         --          --
                                                       ======       ====      ======

    During 1998, the Company recorded special charges and credits as follows:
(i) a credit of $1,243 related to the settlement of deferred compensation agreements with certain former employees, (ii) charges of $5,280 related to
(a) the September 1998 closing of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution through June 1998 in the United Kingdom, and (c) the September 1998 closing of one of the Company's German sales offices, which amounts include $1,771 of employee termination benefits for 73 employees, $1,457 of lease cancellation costs, and $1,032 of equipment and intangible asset write-offs, and $1,020 of other costs,
(iii) charges of $2,184 related to the closing of the Company's Appleton, Wisconsin, manufacturing facility, which amount includes $1,449 of employee termination benefits for 153 employees, $200 of fixed asset write-offs and $535 of other costs, (iv) charges of $1,963 related to the exit of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount includes $295 of employee termination benefits for 29 employees, $1,256 of fixed asset write-offs, and $412 of other costs, (v) a $2,435 gain on the sale of the Company's previously closed Kinston, North Carolina, facility,
(vi) charges of $854 related to the secondary offering of the

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) OTHER SPECIAL CHARGES (CONTINUED)

Company's common stock, and (vii) miscellaneous credits of $420. A summary of the 1998 restructuring activities follows:

                           1998 RESTRUCTURING SUMMARY

                                                            TERMINATION       OTHER
                                                             BENEFITS         COSTS         TOTAL
                                                            -----------      --------      --------
  Expense accrued.....................................        $ 3,700        $ 3,800       $ 7,500
  Change in estimate..................................           (100)           500           400
  Expensed as incurred................................            200          1,300         1,500
  Cash expenditures...................................         (1,500)        (1,400)       (2,900)
  Non-cash charges....................................             --         (1,600)       (1,600)
                                                              -------        -------       -------

Balance September 30, 1998............................        $ 2,300        $ 2,600       $ 4,900

  Change in estimate..................................           (500)            --          (500)
  Expensed as incurred................................            300          2,800         3,100
  Cash expenditures...................................         (2,000)        (4,500)       (6,500)
  Non-cash charges....................................             --           (900)         (900)
                                                              -------        -------       -------

Balance September 30, 1999............................        $   100        $    --       $   100
                                                              =======        =======       =======

    During 1999, the Company recorded special charges as follows: (i) $2,528 of employee termination benefits for 43 employees related to organizational restructuring in the U.S. and Europe, (ii) $1,300 of charges related to the discontinuation of the manufacturing of silver-oxide cells at the Company's Portage, Wisconsin, facility, and (iii) $2,100 of charges related to the termination of non-performing foreign distributors. The Company also recognized special charges of $803 related to the investigation of financing options and developing organizational strategies for the Latin American acquisition.

                           1999 RESTRUCTURING SUMMARY

                                                   TERMINATION    OTHER
                                                    BENEFITS      COSTS      TOTAL
                                                   -----------   --------   --------
Expense accrued..................................     $2,528      $3,400     $5,928
Cash expenditures................................       (246)         --       (246)
                                                      ------      ------     ------
Balance September 30, 1999.......................     $2,282      $3,400     $5,682
                                                      ======      ======     ======

(16) ACQUISITIONS

    On August 9, 1999, the Company acquired the consumer battery business of ROV Limited for approximately $145,100, net of cash. These operations market and manufacture a line of general batteries under the Rayovac name in many Latin American countries. They also market and distribute batteries to other countries in South America, the Middle East, Africa and selected Asian countries. These operations had calendar 1998 sales of $97,000. This acquisition provides Rayovac with control of the Rayovac brand

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(16) ACQUISITIONS (CONTINUED)

rights for battery products worldwide, except for Brazil. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of the acquired business for the period from August 9, 1999 through September 30, 1999 have been included in Rayovac Corporation's consolidated financial statements. The trade name, valued at $90,000, was recorded as an intangible asset. The excess of the purchase price over the fair value of the net identifiable assets acquired of $28,453 has been recorded as goodwill. The trade name and goodwill are being amortized on a straight-line basis over the estimated useful life of 40 years.

    The following unaudited pro forma financial information presents the combined results of operations of Rayovac Corporation and ROV Limited as if the acquisition had occurred as of October 1, 1998 and October 1, 1997, after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition and related income tax affects. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had Rayovac Corporation and ROV Limited constituted a single entity during such periods.

                                                               UNAUDITED
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Net sales...............................................  $588,538   $643,213
Net income..............................................    11,568     22,507
Basic net income per common share.......................      0.51       0.82
Diluted net income per common share.....................      0.48       0.77

(17) QUARTERLY RESULTS (UNAUDITED)

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 27,   MARCH 28,   JUNE 27,   SEPTEMBER 30,
                                                      1997         1998        1998         1998
                                                  ------------   ---------   --------   -------------
Net sales.......................................    $149,995      $96,081    $111,054     $138,603
Gross profit....................................      72,564       45,500      53,136       66,240
Income (loss) before extraordinary item.........       8,534         (982)      3,849        4,969
Net income (loss)...............................       6,559         (982)      3,849        4,969
Basic net income (loss) per common share........        0.28        (0.04)       0.14         0.18
Diluted net income (loss) per common share......        0.26        (0.04)       0.13         0.17
Quarter Ended

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    JANUARY 3,   APRIL 4,   JULY 4,    SEPTEMBER 30,
                                                       1999        1999       1999         1999
                                                    ----------   --------   --------   -------------
Net sales.........................................   $160,542    $110,969   $120,440     $172,351
Gross profit......................................     78,683      52,312     57,073       81,076
Net income........................................      9,992       3,063      6,151        4,930
Basic net income per common share.................       0.36        0.11       0.22         0.19
Diluted net income per common share...............       0.34        0.10       0.21         0.18

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS

    The following condensed consolidating financial data illustrates the composition of the consolidated financial statements. Investments in subsidiaries are accounted for using the equity method for purposes of the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiaries' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors. There are no components of other comprehensive income related to the Guarantor Subsidiaries.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                            GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                ------     ------------   -------------   ------------   ------------
                                                       ASSETS
Current assets:
    Cash and cash equivalents.................  $  1,371     $     47       $  9,648       $      (1)      $ 11,065
    Receivables:
        Trade accounts receivable, net of
          allowance for doubtful
          receivables.........................    97,746       17,978         35,158         (12,727)       138,155
        Other.................................     1,642           --          1,524              --          3,166
    Inventories...............................    58,980           --         23,419            (781)        81,618
    Deferred income taxes.....................     6,338          342          2,591              --          9,271
    Prepaid expenses and other................    11,574           --          2,004              --         13,578
                                                --------     --------       --------       ---------       --------
          Total current assets................   177,651       18,367         74,344         (13,509)       256,853

Property, plant and equipment, net............    77,224           69         33,485              --        110,778
Deferred charges and other....................    24,792       50,000          2,536         (53,182)        24,146
Intangible assets.............................    53,517           --         76,462          (1,129)       128,850
Debt issuance costs...........................    12,274           --             --              --         12,274
Investment in subsidiaries....................   144,915       76,731             --        (221,646)            --
                                                --------     --------       --------       ---------       --------
          Total assets........................  $490,373     $145,167       $186,827       $(289,466)      $532,901
                                                ========     ========       ========       =========       ========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt......  $ 14,936     $     --       $  8,951       $    (992)      $ 22,895
    Accounts payable..........................    74,595           --         22,902         (11,973)        85,524
    Accrued liabilities:
        Wages and benefits....................     8,709           --          2,772              --         11,481
        Accrued interest......................     4,975           --            134              --          5,109
        Recapitalization and other special
          charges.............................     6,426           --             56              --          6,482
        Other.................................    14,293         (188)        13,359          (6,498)        20,966
                                                --------     --------       --------       ---------       --------
          Total current liabilities...........   123,934         (188)        48,174         (19,463)       152,457

Long-term debt, net of current maturities.....   308,135           --         52,182         (52,891)       307,426
Employee benefit obligations, net of current
  portion.....................................    12,860           --             --              --         12,860
Deferred income taxes.........................     2,179          440          6,000              --          8,619
Other.........................................     1,339           --          3,740              --          5,079
                                                --------     --------       --------       ---------       --------
          Total liabilities...................   448,447          252        110,096         (72,354)       486,441

Shareholders' equity:
    Common stock..............................       570            1         12,072         (12,073)           570
    Additional paid-in capital................   103,459      107,788         54,897        (162,567)       103,577
    Retained earnings.........................    65,684       34,459          7,095         (37,138)        70,100
    Accumulated other comprehensive income....     2,199        2,667          2,667          (5,334)         2,199
    Notes receivable from
      officers/shareholders...................      (890)          --             --              --           (890)
                                                --------     --------       --------       ---------       --------
                                                 171,022      144,915         76,731        (217,112)       175,556

    Less treasury stock, at cost..............  (129,096)          --             --              --       (129,096)
          Total shareholders' equity..........    41,926      144,915         76,731        (217,112)        46,460
                                                --------     --------       --------       ---------       --------
          Total liabilities and shareholders'
            equity............................  $490,373     $145,167       $186,827       $(289,466)      $532,901
                                                ========     ========       ========       =========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      --------   ------------   ------------   ------------   ------------
Net sales...........................  $460,511     $37,848         $94,456       $(28,513)      $564,302
Cost of goods sold..................   231,818      36,712          53,531        (28,203)       293,858
Other special charges...............     1,300          --              --             --          1,300
                                      --------     -------         -------       --------       --------
      Gross profit..................   227,393       1,136          40,925           (310)       269,144
Operating expenses:
  Selling...........................   139,464         646          20,113             --        160,223
  General and administrative........    40,828     (10,879)          8,570            (72)        38,447
  Research and development..........     8,684          --              20             --          8,704
  Other special charges.............     7,344          --             788             --          8,132
                                      --------     -------         -------       --------       --------
                                       196,320     (10,233)         29,491            (72)       215,506
                                      --------     -------         -------       --------       --------
      Income from operations........    31,073      11,369          11,434           (238)        53,638
Interest expense....................    15,727          --             996           (369)        16,354
Equity in profit of subsidiary......   (16,797)     (5,693)             --         22,490             --
Other (income) expense, net.........    (1,126)       (347)            790            369           (314)
                                      --------     -------         -------       --------       --------
Income before income taxes..........    33,269      17,409           9,648        (22,728)        37,598
Income tax expense..................     8,895         612           3,955             --         13,462
                                      --------     -------         -------       --------       --------
  Net income........................  $ 24,374     $16,797         $ 5,693       $(22,728)      $ 24,136
                                      ========     =======         =======       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      --------   ------------   ------------   ------------   ------------
Net cash provided by operating
  activities........................  $  4,230       $ 2          $  7,542       $ (1,237)      $ 10,537
Cash flows from investing
  activities:
    Purchases of property, plant and
      equipment.....................   (22,671)       --            (1,442)            --        (24,113)
    Proceeds from sale of property,
      plant, and equipment..........        26        --                --             --             26
    Payment for acquisitions, net of
      cash acquired.................  (145,076)       --               (--)            --       (145,076)
                                      --------       ---          --------       --------       --------
Net cash used by investing
  activities........................   (67,645)       --          (101,518)            --       (169,163)
                                      --------       ---          --------       --------       --------
Cash flows from financing
  activities:
    Reduction of debt...............   (96,310)       --            (7,900)         1,236       (102,974)
    Proceeds from debt financing....   267,673        --           111,597       (104,145)       275,125
    Other...........................    (3,786)       --              (317)            --         (4,103)
                                      --------       ---          --------       --------       --------
Net cash provided by financing
  activities........................    63,432        --           103,380          1,236        168,048
                                      --------       ---          --------       --------       --------
Effect of exchange rate changes on
  cash and cash equivalents.........        --        --                49             --             49
                                      --------       ---          --------       --------       --------
Net increase in cash and cash
  equivalents.......................        17         2             9,453             (1)         9,471
Cash and cash equivalents, beginning
  of year...........................     1,354        45               195             --          1,594
                                      --------       ---          --------       --------       --------
Cash and cash equivalents, end of
  year..............................  $  1,371       $47          $  9,648       $     (1)      $ 11,065
                                      ========       ===          ========       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1998

                                                             GUARANTOR    NONGUARANTOR                   CONSOLIDATED
                                                  PARENT     SUBSIDIARY   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                 ---------   ----------   -------------   ------------   ------------
                                                       ASSETS
Current assets:
  Cash and cash equivalents....................  $   1,355    $    44       $    195        $     --      $   1,594
  Receivables:
      Trade accounts receivable, net of
        allowance for doubtful receivables.....  $  80,153         --         18,947              --         99,100
      Other....................................      9,476         41            489          (7,253)         2,753
  Inventories..................................     53,120         --          9,680             (38)        62,762
  Deferred income taxes........................      7,578        342             71              --          7,991
  Prepaid expenses and other...................      5,783         --            955              --          6,738
                                                 ---------    -------       --------        --------      ---------
          Total current assets.................    157,465        427         30,337          (7,291)       180,938

Property, plant and equipment, net.............     66,174         --          5,193              --         71,367
Deferred charges and other.....................     15,849         --          1,781          (6,063)        11,567
Intangible assets..............................      9,598         --          3,700          (1,129)        12,079
Debt issuance costs............................      7,908         --                                         7,908
Investment in subsidiaries.....................     17,229     16,724             --         (33,953)            --
                                                 ---------    -------       --------        --------      ---------
          Total assets.........................  $ 274,223    $17,151       $ 41,011        $(48,526)     $ 283,859
                                                 =========    =======       ========        ========      =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities of long-term debt.........  $   2,360    $    --       $  2,247        $ (1,017)     $   3,590
  Accounts payable.............................     58,398         --         12,005          (5,604)        64,799
  Accrued liabilities:
      Wages and benefits.......................      8,521         --          1,559              --         10,080
      Accrued interest.........................      2,989         --             31              --          3,020
      Recapitalization and other special
        charges................................      4,825         --          1,964              --          6,789
      Other....................................      9,747       (308)         2,911          (1,347)        11,003
                                                 ---------    -------       --------        --------      ---------
          Total current liabilities............     86,840       (308)        20,717          (7,968)        99,281

Long-term debt, net of current maturities......    149,441         --          3,349          (4,104)       148,686
Employee benefit obligations, net of current
  portion......................................     10,433         --             --              --         10,433
Deferred income taxes..........................      2,434        230             22            (698)         1,988
Other..........................................      1,398         --            199              --          1,597
                                                 ---------    -------       --------        --------      ---------
          Total liabilities....................    250,546        (78)        24,287         (12,770)       261,985
Shareholders' equity:
  Common stock.................................        569         --         12,072         (12,072)           569
  Additional paid-in capital...................    103,304      3,525            750          (4,275)       103,304
  Retained earnings............................     47,767     11,204          1,402         (14,409)        45,964
  Accumulated other comprehensive income.......      1,811      2,500          2,500          (5,000)         1,811
  Notes receivable from
    officers/shareholders......................       (890)        --             --              --           (890)
                                                 ---------    -------       --------        --------      ---------
                                                   152,561     17,229         16,724         (35,756)       150,758
  Less stock held in trust for deferred
    compensation plan..........................       (412)        --             --              --           (412)
  Less treasury stock, at cost.................   (128,472)        --             --              --       (128,472)
                                                 ---------    -------       --------        --------      ---------
          Total shareholders' equity...........     23,677     17,229         16,724         (35,756)        21,874
                                                 ---------    -------       --------        --------      ---------
          Total liabilities and shareholders'
            equity.............................  $ 274,223    $17,151       $ 41,011        $(48,526)     $ 283,859
                                                 =========    =======       ========        ========      =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1998

                                                  GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                        PARENT    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                       --------   ----------   ------------   ------------   ------------
Net sales............................  $438,767     $  --         $84,786       $(27,820)      $495,733
Cost of goods sold...................   234,065        --          51,912        (27,684)       258,293
                                       --------     -----         -------       --------       --------
      Gross profit...................   204,702        --          32,874           (136)       237,440
Operating expenses:
    Selling..........................   131,396        --          17,479             --        148,875
    General and administrative.......    26,518      (978)          8,097            (72)        33,565
    Research and development.........     8,272        --              --             --          8,272
    Other special charges............     1,116        --           5,017             --          6,183
                                       --------     -----         -------       --------       --------
                                        167,352      (978)         30,593            (72)       196,895
                                       --------     -----         -------       --------       --------
      Income from operations.........    37,350       978           2,281            (64)        40,545
Interest expense.....................    15,204        --             466             --         15,670
Equity in profit of subsidiary.......      (888)     (771)             --          1,659             --
Other (income) expense, net..........      (994)      543             296             --           (155)
                                       --------     -----         -------       --------       --------
Income before income taxes and
  extraordinary item.................    24,028     1,206           1,519         (1,723)        25,030
Income taxes.........................     7,594       318             748             --          8,660
                                       --------     -----         -------       --------       --------
Income (loss) before extraordinary
  item...............................    16,434       888             771         (1,723)        16,370
Extraordinary item, net of income tax
  benefit............................    (1,975)       --              --             --         (1,975)
                                       --------     -----         -------       --------       --------
  Net income.........................  $ 14,459     $ 888         $   771       $ (1,723)      $ 14,395
                                       ========     =====         =======       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1998

                                                        GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                             PARENT     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                            ---------   ----------   ------------   ------------   ------------
Net cash provided (used) by operating
  activities..............................  $ (10,114)     $ (2)        $ 2,703       $  5,920       $  (1,493)

Cash flows from investing activities:
  Purchases of property, plant and
    equipment.............................    (14,395)       --          (1,536)            --         (15,931)
  Proceeds from sale of property, plant
    and equipment.........................      3,334        --             344             --           3,678
  Payment for acquisitions................     (6,271)       --          (4,853)            --         (11,124)
                                            ---------      ----         -------       --------       ---------
Net cash used by investing activities.....    (17,332)       --          (6,045)            --         (23,377)
                                            ---------      ----         -------       --------       ---------

Cash flows from financing activities:
  Reduction of debt.......................   (135,500)       --          (4,524)            --        (140,024)
  Proceeds from debt financing............     79,755        --           8,093         (5,920)         81,928
  Proceeds from issuance of common
    stock.................................     87,160        --              --             --          87,160
  Other...................................     (3,247)       --            (465)            --          (3,712)
                                            ---------      ----         -------       --------       ---------
Net cash provided by financing
  activities..............................     28,168        --           3,104         (5,920)         25,352
                                            ---------      ----         -------       --------       ---------

Effect of exchange rate changes on cash
  and cash equivalents....................         --        --             (21)            --             (21)
                                            ---------      ----         -------       --------       ---------
Net increase (decrease) in cash and cash
  equivalents.............................        722        (2)           (259)            --             461
Cash and cash equivalents, beginning of
  year....................................        633        46             454             --           1,133
                                            ---------      ----         -------       --------       ---------
Cash and cash equivalents, end of year....  $   1,355      $ 44         $   195       $     --       $   1,594
                                            =========      ====         =======       ========       =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                               SEPTEMBER 30, 1997

                                                  GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                        PARENT    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                       --------   ----------   ------------   ------------   ------------
Net sales............................  $380,872    $    --        $81,542       $(29,862)      $432,552
Cost of goods sold...................   213,283         --         52,180        (30,472)       234,991
                                       --------    -------        -------       --------       --------
      Gross profit...................   167,589         --         29,362            610        197,561
                                       --------    -------        -------       --------       --------
Operating expenses:

  Selling............................   104,685         --         17,370             --        122,055
  General and administrative.........    23,617       (817)         5,655          1,328         29,783
  Research and development...........     8,196         --             --             --          8,196
  Other special charges..............     1,348         --          1,654             --          3,002
                                       --------    -------        -------       --------       --------
                                        137,846       (817)        24,679          1,328        163,036
                                       --------    -------        -------       --------       --------
      Income from operations.........    29,743        817          4,683           (718)        34,525
Interest expense.....................    24,118         --            424             --         24,542
Equity in profit of subsidiary.......    (3,475)    (2,948)            --          6,423             --
Other (income) expense, net..........      (590)         6            962             --            378
                                       --------    -------        -------       --------       --------
Income before income taxes...........     9,690      3,759          3,297         (7,141)         9,605
Income tax expense...................     2,786        284            349             --          3,419
                                       --------    -------        -------       --------       --------
  Net income.........................  $  6,904    $ 3,475        $ 2,948       $ (7,141)      $  6,186
                                       ========    =======        =======       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1997

                                                              GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                    PARENT    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                   --------   ----------   ------------   ------------   ------------
Net cash provided (used) by operating
  activities.....................................  $ 34,436      $(11)       $ 1,240         $    --       $ 35,665
Cash flows from investing activities:
  Purchases of property, plant and equipment.....   (10,113)       --           (743)             --        (10,856)
  Proceeds from sale of property, plant and
    equipment....................................        52        --             --              --             52
  Sale (purchase) of equipment and technology....    (1,866)       --          1,866              --             --
                                                   --------      ----        -------         -------       --------
Net cash provided (used) by investing
  activities.....................................   (11,927)       --          1,123              --        (10,804)
                                                   --------      ----        -------         -------       --------
Cash flows from financing activities:
  Reduction of debt..............................  (123,489)       --        (11,590)             --       (135,079)
  Proceeds from debt financing...................   100,000        --          8,890              --        108,890
  Cash overdrafts................................       164        --             --              --            164
  Proceeds from direct financing lease...........       100        --             --              --            100
  Issuance of stock..............................       271        --             --              --            271
  Acquisition of treasury stock..................    (3,343)       --             --              --         (3,343)
  Exercise of stock options......................     1,438        --             --              --          1,438
  Payments on capital lease obligations..........        --        --           (426)             --           (426)
                                                   --------      ----        -------         -------       --------
Net cash used by financing activities............   (24,859)       --         (3,126)             --        (27,985)
                                                   --------      ----        -------         -------       --------
Effect of exchange rate changes on cash and cash
  equivalents....................................        --        --              2              --              2
                                                   --------      ----        -------         -------       --------
Net decrease in cash and cash equivalents........    (2,350)      (11)          (761)             --         (3,122)
Cash and cash equivalents, beginning of year.....     2,983        57          1,215              --          4,255
                                                   --------      ----        -------         -------       --------
Cash and cash equivalents, end of year...........  $    633      $ 46        $   454         $    --       $  1,133
                                                   ========      ====        =======         =======       ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rayovac Corporation:

    On November 5, 1999, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 1998 and 1999, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1999, which are included in the 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                    /s/ KPMG LLP
                                                                        KPMG LLP

Milwaukee, Wisconsin
November 5, 1999

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                      COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E
----------------------------------------------------  ----------   ----------   ----------   ----------
                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                   END OF
                    DESCRIPTIONS                      OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
----------------------------------------------------  ----------   ----------   ----------   ----------
September 30, 1999:
  Allowance for doubtful accounts...................    $1,356        $750         $853        $1,253
                                                        ======        ====         ====        ======
September 30, 1998:
  Allowance for doubtful accounts...................    $1,221        $745         $610        $1,356
                                                        ======        ====         ====        ======
September 30, 1997:
  Allowance for doubtful accounts...................    $  722        $617         $118        $1,221
                                                        ======        ====         ====        ======

                 See accompanying Independent Auditors' Report

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 20, 1999

                  SIGNATURE                                            TITLE
                  ---------                                            -----
             /s/ DAVID A. JONES
    ------------------------------------       Chairman of the Board and Chief Executive Officer
               David A. Jones                  (PRINCIPAL EXECUTIVE OFFICER)

             /s/ KENT J. HUSSEY
    ------------------------------------       President and Chief Operating Officer and Director
               Kent J. Hussey

           /s/ RANDALL J. STEWARD              Executive VP Administration and Chief Financial
    ------------------------------------       Officer
             Randall J. Steward                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

            /s/ JOSEPH W. DEERING
    ------------------------------------       Director
              Joseph W. Deering

              /s/ JOHN S. LUPO
    ------------------------------------       Director
                John S. Lupo

             /s/ SCOTT A. SCHOEN
    ------------------------------------       Director
               Scott A. Schoen

           /s/ THOMAS R. SHEPHERD
    ------------------------------------       Director
             Thomas R. Shepherd

          /s/ WARREN C. SMITH, JR.
    ------------------------------------       Director
            Warren C. Smith, Jr.

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
 2.1+++++               Share Purchase Agreement made as of June 11, 1999, by and
                        among the Company, Vidor Battery Company, Rayovac Latin
                        America, Ltd., the shareholders of ROV Limited, ROV Limited,
                        ESB ROV Ltd., Duranmas, S.A., certain second-tier
                        subsidiaries of ROV Limited, Ray-O-Vac Overseas Corporation, and Alfredo J. Diez and Richard T. Doyle, Jr., as selling
                        group representatives.

 2.2+++++               Form of Stock Purchase Agreement entered into on or around
                        June 11, 1999, by and among the Company, Rayovac Latin
                        America, Ltd. and certain persons who hold minority interests in certain of the operating subsidiaries of Ray-O-Vac Overseas Corporation.

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

 4.3+++++               Second Supplemental Indenture, dated as of August 6, 1999, by and among the Company, ROV Holding, Inc. and HSBC Bank
                        USA (formerly known as Marine Midland Bank) as trustee,
                        relating to the Company's 10 1/4% Senior Subordinated Notes due 2006.

 4.4**                  Specimen of the Notes (included as an exhibit to Exhibit
                        4.1)

 4.5****                Amended and Restated Credit Agreement, dated as of December
                        30, 1997, by and among the Company, the lenders party
                        thereto and Bank of America National Trust and Savings
                        Association ("BofA"), as Administrative Agent.

 4.6+++++               Second Amended and Restated Credit Agreement, dated as of
                        August 9, 1999, by and among the Company, the lenders party thereto and Bank of America, NA or Administrative Agent.

 4.7** The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and BofA.

 4.8**                  The Company Pledge Agreement, dated as of September 12,
                        1996, by and between the Company and BofA.

 4.9*** Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company referred to therein.

 4.10***                Amendment No. 1 to Rayovac Shareholders Agreement, dated
                        August 1, 1997, by and among the Company and the shareholders of the Company referred to therein.

 4.11*****              Amendment No. 2 to Rayovac Shareholders Agreement, dated as of January 8, 1999, by and among the Company and the
                        Shareholders of the Company referred to therein.

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
 4.12*                  Specimen certificate representing the Common Stock.

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

10.6++++                Severance Agreement by and between the Company and Randall
                        J. Steward.

10.7++++                Severance Agreement by and between the Company and Roger F.
                        Warren.

10.8++++                Severance Agreement by and between the Company and Stephen
                        P. Shanesy.

10.9++++                Severance Agreement by and between the Company and Merrell
                        M. Tomlin.

10.10                   Severance Agreement by and between the Company and Luis A.
                        Cancio.

10.11**                 Technology, License and Service Agreement between Battery
                        Technologies (International) Limited and the Company, dated
                        June 1, 1991, as amended April 19, 1993, and December 31,
                        1995.

10.12**                 Building Lease between the Company and SPG Partners, dated
                        May 14, 1985, as amended June 24, 1986, and June 10, 1987.

10.13*****              Amendment, dated December 31, 1998, between the Company and
                        SPG Partners, to the Building Lease, between the Company and
                        SPG Partners, dated May 14, 1985.

10.14***                Rayovac Corporation 1996 Stock Option Plan.

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

21                      Subsidiaries of the Company.

23                      Consent of KPMG LLP.

27                      Financial Data Schedule.

------------------------

*      Incorporated by reference to the Company's Registration
       Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.

**     Incorporated by reference to the Company's Registration
       Statement on Form S-1 (Registration No. 333-17895) filed with the Commission.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.

****   Incorporated by reference to the Company's Registration
       Statement on Form S-3 (Registration No. 333-49281) filed with the Commission.

***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.

****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1999, filed with the Commission on May 17, 1999.

+ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the Quarterly period ended June 27, 1998, filed with the Commission on August 4, 1998.

+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, filed with the Commission on May 5, 1998.

++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, filed with the Commission on December 24, 1998.

+++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 24, 1999, as subsequently amended on October 26, 1999.