Form 10-Q
period 2000-01-02
RAYOVAC CORP
filed 2000-02-14
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              January 2, 2000

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from     ________     to     ________

     Commission File Number  001-13615


                               Rayovac Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)



         Wisconsin                                       22-2423556
  -----------------------                              -------------

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

                                Yes ( X ) No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of February 11, 2000, was 27,490,552.

                          PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     January 2, 2000 and September 30, 1999
                                 (Unaudited)
                    (In thousands, except per share amounts)

                                      -ASSETS-
                                                                                                              2000           1999
                                                                                                          ------------    ----------
Current assets:
    Cash and cash equivalents ........................................................................     $  19,309      $  11,065
    Receivables ......................................................................................       152,288        141,321
    Inventories ......................................................................................        82,579         81,618
    Prepaid expenses and other .......................................................................        21,145         22,849
                                                                                                           ---------      ---------
           Total current assets.......................................................................       275,321        256,853

Property, plant and equipment, net ...................................................................       110,359        110,778
Deferred charges and other, net ......................................................................        36,257         36,420
Intangible assets, net ...............................................................................       127,671        128,850
                                                                                                           =========      =========
           Total  assets .............................................................................     $ 549,608      $ 532,901
                                                                                                           =========      =========


                                                        -LIABILITIES AND SHAREHOLDERS' EQUITY -
Current liabilities:
    Current maturities of long-term debt .............................................................     $  24,772      $  22,895
    Accounts payable .................................................................................        91,631         85,524
    Accrued liabilities:
         Wages and benefits and other ................................................................        38,511         37,556
         Recapitalization and other special charges ..................................................         1,947          6,482
                                                                                                           ---------      ---------

           Total current liabilities..................................................................       156,861        152,457

Long-term debt, net of current maturities ............................................................       304,824        307,426
Employee benefit obligations, net of current portion .................................................        14,285         12,860
Other ................................................................................................        14,040         13,698
                                                                                                           ---------      ---------

           Total liabilities .........................................................................       490,010        486,441

Shareholders' equity:
    Common stock, $.01 par value, authorized 150,000 shares; issued
      56,969 and 56,970 shares respectively;
      outstanding 27,491 and 27,490 shares, respectively .............................................           570            570
Additional paid-in capital ...........................................................................       103,585        103,577
Retained earnings ....................................................................................        84,020         70,100
Accumulated other comprehensive income: ..............................................................         1,409          2,199
Notes receivable from officers/shareholders ..........................................................          (890)          (890)
                                                                                                           ---------      ---------

                                                                                                             188,694        175,556
Less treasury stock, at cost, 29,480 and 29,480
   shares, respectively ..............................................................................      (129,096)      (129,096)
                                                                                                           ---------      ---------
           Total shareholders' equity ................................................................        59,598         46,460
                                                                                                           ---------      ---------
           Total liabilities and shareholders' equity ................................................     $ 549,608      $ 532,901
                                                                                                           =========      =========


     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
             For the three month periods ended January 2, 2000 and
                                 January 3, 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                       2000              1999
                                                                    ------------     ----------
Net sales .....................................................      $ 214,790        $ 160,542
Cost of goods sold ............................................        110,829           81,859
                                                                     ---------        ---------
     Gross profit .............................................        103,961           78,683

Selling .......................................................         58,568           47,589
General and administrative ....................................         13,365            8,472
Research and development ......................................          2,555            2,403
Other special charges .........................................              0              648
                                                                     ---------        ---------
     Total operating expenses .................................         74,488           59,112

        Income from operations ................................         29,473           19,571

  Interest expense ............................................          8,121            3,656
  Other expense (income) ......................................            (63)             227
                                                                     ---------        ---------
Income before income taxes ....................................         21,415           15,688

Income tax expense ............................................          7,496            5,696
                                                                     ---------        ---------
        Net income ............................................      $  13,919        $   9,992
                                                                     =========        =========

BASIC EARNINGS PER SHARE
Weighted average shares of common stock outstanding ...........         27,490           27,483
Net Income ....................................................      $    0.51        $    0.36

DILUTED EARNINGS PER SHARE
Weighted average shares outstanding and equivalents
  outstanding .................................................         29,106           29,171
Net Income ....................................................      $    0.48        $    0.34


     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
      For the three month periods ended January 2, 2000 and January 3, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                                     2000          1999
                                                                                  ----------    ----------
Cash flows from operating activities:
       Net income ......................................................           $ 13,919       $  9,992
       Non-cash adjustments to net income:
           Amortization ................................................              2,188            693
           Depreciation ................................................              4,222          2,889
       Net changes in assets and liabilities ...........................            (11,289)        (7,567)
                                                                                   --------       --------

              Net cash provided by operating activities ................              9,040          6,007

Cash flows from investing activities:
       Purchases of property, plant and equipment ......................             (3,472)        (3,995)
       Proceeds from sale of property, plant and equipment .............                326              0
                                                                                   --------       --------
              Net cash used by investing activities ....................             (3,146)        (3,995)

Cash flows from financing activities:
       Reduction of debt ...............................................            (54,531)        (3,831)
       Proceeds from debt financing ....................................             53,310          3,318
       Other ...........................................................              3,607           (351)
                                                                                   --------       --------
              Net cash provided (used) by financing activities .........              2,386           (864)
                                                                                   --------       --------

Effect of exchange rate changes on cash and cash
       equivalents .....................................................                (36)             0
                                                                                   --------       --------
              Net increase in cash and cash equivalents ................              8,244          1,148

Cash and cash equivalents, beginning of period .........................             11,065          1,594
                                                                                   --------       --------

Cash and cash equivalents, end of period ...............................           $ 19,309       $  2,742
                                                                                   ========       ========

     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 2, 2000, results of operations for the three month periods ended January 2, 2000, and January 3, 1999, and cash flows for the three month periods ended January 2, 2000, and January 3, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

         DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

         The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into a series of interest rate swap agreements which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 for the period October 1999 through October 2002. The unrealized portion of the fair value of these contracts at January 2, 2000 was $662.

         The Company has entered into an amortizing cross currency interest rate swap agreement. The agreement effectively fixes the interest and foreign exchange on floating rate debt denominated in U.S. Dollars at a rate of 5.34% denominated in German Marks. The unamortized notional principal amount at January 2, 2000 was $2,961. The fair value at January 2, 2000 was $288.

         The Company has entered into a set of foreign exchange put and call option contracts for the period December 1999 through September 2000 to hedge the risk from settlement of US Dollar-denominated debt with Mexican Pesos. Buying a Peso put allows the Company to exchange a specified quantity of Pesos for U.S. Dollars with the seller of the put at a fixed exchange rate through a specified date. Selling a Peso put allows the buyer of the put to exchange a specified quantity of Pesos for U.S. Dollars with the Company at a fixed exchange rate through a specified date. Selling a Peso call allows the buyer of the call to exchange a specified quantity of Pesos for U.S. Dollars with the Company at a fixed exchange rate through a specified date. The set of contracts effectively fixes the exchange rate for Pesos to Dollars to a range with a ceiling determined by the strike rate of the call sold, and a floor determined by the strike rate of the put purchased but further limited to the strike rate of the put sold. If the actual market rate of exchange declines past the strike rate of the put sold, the benefit of the put purchased is gradually offset to zero at which point the Company is effectively exposed to fluctuation in the Peso/U.S. Dollar rate as though no hedge contract existed. The cost of the first put and premiums received from sale of the second put and the call, are amortized over the life of the contracts and are recorded as an adjustment to foreign exchange gains or losses to income. The fair value of these contracts at January 2, 2000 was ($101).

         The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of inter-company purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable. The Company has $5,395 of forward exchange contracts at January 2, 2000. The unrealized portion of the fair value of the contracts at January 2, 2000 was immaterial.

         The Company also enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $5,412 of such forward exchange contracts at January 2, 2000. The unrealized portion of the fair value of the contracts at January 2, 2000, was $326.

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

         At January 2, 2000, the Company had entered into a series of swaps for zinc with a contract value of $3,866 for the period December 1999 through September 2000. While these transactions have no carrying value, the unrealized portion of the fair value of these contracts at January 2, 2000, was $621.


     2   INVENTORIES

         Inventories consist of the following:

                                                    JANUARY 2, 2000           SEPTEMBER 30, 1999
                                                    ---------------           ------------------
                  Raw material.....................      $31,197                    $29,014
                  Work-in-process..................       11,100                     15,888
                  Finished goods...................       40,282                     36,716
                                                        --------                   --------
                                                         $82,579                    $81,618
                                                         =======                    =======

     3   OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income
         (loss) for the three months ended January 2, 2000 and January 3, 1999 are as follows:


                                                                         2000           1999
                                                                         ----           ----
Net income..................................................            $13,919         $9,992
Other comprehensive (loss); foreign currency translation....               (790)           (96)
                                                                        -------         ------
Comprehensive income........................................            $13,129         $9,896
                                                                        =======         ======


     4   NET INCOME PER COMMON SHARE

         Net income per common share is calculated based upon the following shares:

                                                                          2000          1999
                                                                          ----          ----
Basic.......................................................             27,490         27,483
Effect of assumed conversion of stock options...............              1,616          1,688
                                                                          -----          -----
Diluted.....................................................             29,106         29,171
                                                                         ======         ======


     5   COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with the 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable
         (2022). The Company incurred royalty expenses of $2,000 for 1997, 1998 and 1999. Additionally, the Company has committed to purchase $519 of tooling at January 2, 2000.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party at various sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $2,639, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

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

                           1999 RESTRUCTURING SUMMARY

                                                    TERMINATION            OTHER
                                                      BENEFITS             COSTS            TOTAL
  Expense accrued..........................              $2,528             $3,400          $5,928
  Cash expenditures........................               (246)                 --           (246)

Balance September 30, 1999................               $2,282             $3,400          $5,682
                                                         ======             ======          ======
  Cash expenditures.......................              (1,179)               (32)         (1,211)
  Non-cash Charges........................                   --            (2,791)         (2,791)

Balance January 2, 2000...................               $1,103             $  577          $1,680
                                                         ======             ======          ======

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

                           1998 RESTRUCTURING SUMMARY

                                                        TERMINATION           OTHER
                                                          BENEFITS            COSTS             TOTAL
  Expense accrued..........................                $3,700             $3,800           $7,500

  Change in estimate.......................                  (100)               500              400
  Expensed as incurred.....................                   200              1,300            1,500
  Cash expenditures........................                (1,500)            (1,400)          (2,900)
  Non-cash charges.........................                    --             (1,600)          (1,600)
                                                           ------            -------          -------

Balance September 30, 1998.................                $2,300             $2,600           $4,900
                                                           ======             ======           ======


  Change in estimate.......................                  (500)                --             (500)
  Expensed as incurred.....................                   300              2,800            3,100
  Cash expenditures........................                (2,000)            (4,500)          (6,500)
  Non-cash charges.........................                    --               (900)            (900)
                                                            -----              -----            -----

Balance September 30, 1999.................                 $ 100              $  --            $ 100
                                                            =====              =====            =====


Cash expenditures..........................                  (100)                --             (100)

Balance January 2, 2000....................                    --                 --               --
                                                       ==========              =====            ======


     7   SEGMENT INFORMATION

         The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, and South America; Europe/Rest of World ("Europe/ROW") includes the United Kingdom, Europe and all other countries in which the Company does business.

         The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, and other specialty batteries and lighting products throughout the world. These product lines are sold in all geographic areas except Latin America where revenues have historically been derived primarily from zinc carbon and some alkaline batteries and lighting products.

         Net sales and cost of sales to other segments have been eliminated. The gross contribution of inter segment sales is included in the segment selling the product to the external customer. Segment revenues are based upon the geographic area in which the product is sold.

         The reportable segment profits do not include interest expense, interest income, and income tax expense. Also, not included in the reportable segments, are corporate expenses including corporate purchasing expense, general and administrative expense and research and development expense. Research and development depreciation and amortization costs are reflected as corporate expense. All other depreciation and amortization included in income from operations is related to reportable segments amortization. Costs are identified to reportable segments or corporate, according to the function of each cost center. Variable allocations of revenues and costs are not made for segment reporting.

         The reportable segment assets do not include cash, deferred tax benefits, investments, long term inter company receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

REVENUES FROM EXTERNAL CUSTOMERS                                        THREE MONTH PERIODS ENDED
                                                                   JANUARY 2, 2000      JANUARY 3, 1999
North America...............................................                 $166,436             $141,105
Latin America...............................................                   30,869                1,802
Europe/ROW..................................................                   17,485               17,635
                                                                             --------             --------

Total segments..............................................                 $214,790             $160,542
                                                                             ========             ========


INTER SEGMENT REVENUES                                                  THREE MONTH PERIODS ENDED
                                                                   JANUARY 2, 2000      JANUARY 3, 1999

North America...............................................                   $6,791               $5,504
Latin America...............................................                       --                   --
Europe/ROW..................................................                      161                  196
                                                                               ------               ------

Total segments..............................................                   $6,952               $5,700
                                                                               ======               ======


SEGMENT PROFIT                                                          THREE MONTH PERIODS ENDED
                                                                   JANUARY 2, 2000      JANUARY 3, 1999

North America...............................................                  $29,759              $24,975
Latin America...............................................                    5,666                  427
Europe/ROW..................................................                    2,073                1,626
                                                                              -------               ------
Total segments..............................................                   37,498               27,028

Corporate expenses..........................................                    8,025                6,809
Special charges.............................................                        0                  648
Interest expense............................................                    8,121                3,656
Other (income) expense net..................................                      (63)                 227
                                                                              -------              -------
Income before income taxes..................................                  $21,415              $15,688
                                                                              =======              =======

SEGMENT ASSETS                                                          THREE MONTH PERIODS ENDED
                                                                   JANUARY 2, 2000      JANUARY 3, 1999

North America...............................................                 $285,104             $235,779
Latin America...............................................                  182,196                   --
Europe/ROW..................................................                   33,734               34,601
                                                                             --------             --------
Total segments..............................................                 $501,034             $270,380

Corporate...................................................                   48,574               26,598
                                                                             --------             --------
Total assets at period end..................................                 $549,608             $296,978
                                                                             ========             ========

     8   GUARANTOR SUBSIDIARIES (ROV HOLDING, INC. AND ROVCAL, INC.)

         The following condensed consolidating financial data illustrate the composition of the consolidated financial statements. Investments in subsidiaries are accounted for by the Company and the Guarantor Subsidiaries using the equity method for purposes of the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiarys' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors. There are no components of other comprehensive income related to the Guarantor Subsidiaries.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of January 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                             Guarantor    Nonguarantor                 Consolidated
                                                                Parent      Subsidiaries  Subsidiaries    Eliminations    Total
                                                                ------      ------------  ------------    ------------  ---------
                                 -ASSETS-
 Current assets:
     Cash and cash equivalents ..............................   $   6,080    $      45    $  13,184    $    --      $  19,309
     Receivables ............................................     104,692       22,747       40,871      (16,022)     152,288
     Inventories ............................................      58,596           --       24,279         (296)      82,579
     Prepaid expenses and other .............................      16,987          342        3,816           --       21,145
                                                                ---------    ---------    ---------    ---------    ---------
          Total current assets ..............................     186,355       23,134       82,150      (16,318)     275,321

Property, plant and equipment, net ..........................      77,024           64       33,271                   110,359
Deferred charges and other, net .............................      34,359       50,000        2,808      (50,910)      36,257
Intangible assets, net ......................................      53,036           --       75,742       (1,107)     127,671
Investment in subsidiaries ..................................     152,310       80,353           --     (232,663)          --
                                                                ---------    ---------    ---------    ---------    ---------
     Total assets ...........................................   $ 503,084    $ 153,551    $ 193,971    $(300,998)   $ 549,608
                                                                =========    =========    =========    =========    =========


                     -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
     Current maturities of long-term debt ...................   $  14,443    $    --      $  10,409    $     (80)   $  24,772
     Accounts payable .......................................      76,596         --         30,481      (15,446)      91,631
     Accrued liabilities:
          Wages and benefits and other ......................      25,728        801         12,092         (110)      38,511
          Recapitalization and other special charges ........       1,942         --              5           --        1,947
                                                                ---------    ---------    ---------    ---------    ---------
              Total current liabilities .....................     118,709        801         52,987      (15,636)     156,861

Long-term debt, net of current maturities ...................     305,164         --         50,460      (50,800)     304,824
Employee benefit obligations, net of current portion ........      14,285         --             --           --       14,285
Other .......................................................       3,429        440         10,171           --       14,040
                                                                ---------    ---------    ---------    ---------    ---------
          Total liabilities .................................    441,587        1,241      113,618       (66,436)     490,010

Shareholders' equity :
     Common stock ...........................................        570            1       12,072       (12,073)         570
     Additional paid-in capital .............................    103,467      107,788       54,897      (162,567)     103,585
     Retained earnings ......................................     86,037       42,644       11,507       (56,168)      84,020
     Accumulated other comprehensive income .................      1,409        1,877        1,877        (3,754)       1,409
     Notes receivable from officers/shareholders                    (890)          --           --           --          (890)
                                                                ---------    ---------    ---------    ---------    ---------
                                                                  190,593      152,310      80,353      (234,562)     188,694
Less treasury stock, at cost ................................    (129,096)          --          --            --     (129,096)
                                                                 --------    ---------    ---------    ---------    ---------
     Total shareholders' equity .............................      61,497      152,310       80,353     (234,562)      59,598
                                                                ---------    ---------    ---------    ---------    ---------
     Total liabilities and shareholders' equity .............   $ 503,084    $ 153,551    $ 193,971    $(300,998)   $ 549,608
                                                                =========    =========    =========    =========    =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                For the Three month period ended January 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                    Guarantor       Nonguarantor                   Consolidated
                                                       Parent      Subsidiaries     Subsidiaries    Eliminations       Total
                                                    -----------    ------------    --------------  ---------------  ------------
  Net sales ...................................     $ 158,895      $  13,039      $  52,863      $ (10,007)     $ 214,790
  Cost of goods sold ..........................        77,430         12,648         30,763        (10,012)       110,829
                                                    ---------      ---------      ---------      ---------      ---------
     Gross profit .............................        81,465            391         22,100              5        103,961

  Selling .....................................        48,716            169          9,683             --         58,568
  General and administrative ..................        12,008         (3,619)         4,994            (18)        13,365
  Research and development ....................         2,525             --             30             --          2,555
                                                    ---------      ---------      ---------      ---------      ---------
     Total operating expenses .................        63,249         (3,450)        14,707            (18)        74,488

     Income from operations ...................        18,216          3,841          7,393             23         29,473

       Interest expense .......................         7,885            --             261            (25)         8,121
       Equity in profit of subsidiary .........        (8,185)       (4,412)             --         12,597             --
       Other expense (income) .................          (215)            5             123             24            (63)
                                                    ---------      ---------      ---------      ---------      ---------
  Income before income taxes ..................        18,731         8,248           7,009        (12,573)        21,415

  Income tax expense  .........................         4,836            63           2,597             --          7,496
                                                    ---------      ---------      ---------      ---------      ---------
     Net income ...............................     $  13,895      $   8,185      $   4,412      $ (12,573)     $  13,919
                                                    =========      =========      =========      =========      =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                For the Three month period ended January 2, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                              Guarantor     Nonguarantor
                                                                   Parent     Subsidiaries   Subsidiaries   Eliminations
                                                                  --------    ------------   -------------  ------------
Net cash provided (used) by operating activities ...............   $  7,235    $     (2)   $  4,809           $ (3,002)

Cash flows from investing activities:
      Purchases of property, plant and equipment ...............     (2,606)                   (866)
      Proceeds from sale of property, plant, and equip .........        326          --          --                 --
                                                                   --------    --------    --------           --------
Net cash used by investing activities ..........................     (2,280)         --        (866)                --

Cash flows from financing activities:
      Reduction of debt ........................................    (49,470)         --      (5,061)                --
      Proceeds from debt financing .............................     45,617          --       4,690              3,003
      Other ....................................................      3,607          --          --                 --
                                                                   --------    --------    --------           --------
Net cash provided (used) by financing activities ...............       (246)         --        (371)             3,003

Effect of exchange rate changes on cash and cash
      equivalents ..............................................         --          --         (36)               --
                                                                   --------    --------    --------          --------

Net increase (decrease) in cash and cash equivalents ...........      4,709          (2)      3,536                 1

Cash and cash equivalents, beginning of period .................      1,371          47       9,648                (1)
                                                                   --------    --------    --------          --------
Cash and cash equivalents, end of period .......................   $  6,080    $     45    $ 13,184          $     --
                                                                   ========    ========    ========          ========


                                                                   Consolidated
                                                                      Total
                                                                 ------------
Net cash provided (used) by operating activities ...............   $  9,040

Cash flows from investing activities:
      Purchases of property, plant and equipment ...............     (3,472)
      Proceeds from sale of property, plant, and equip .........        326
                                                                   --------
Net cash used by investing activities ..........................     (3,146)

Cash flows from financing activities:
      Reduction of debt ........................................    (54,531)
      Proceeds from debt financing .............................     53,310
      Other ....................................................      3,607
                                                                   --------
Net cash provided by financing activities  .....................      2,386

Effect of exchange rate changes on cash and cash
      equivalents ..............................................       (36)
                                                                   --------

Net increase (decrease) in cash and cash equivalents ...........      8,244

Cash and cash equivalents, beginning of period .................     11,065
                                                                   --------
Cash and cash equivalents, end of period .......................   $ 19,309
                                                                   ========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL FIRST QUARTER ENDED JANUARY 2, 2000 COMPARED TO
FISCAL FIRST QUARTER ENDED JANUARY 3, 1999

         NET SALES. Net sales for the three months ended January 2, 2000 (the "Fiscal 2000 Quarter") increased $54.3 million, or 33.8%, to $214.8 million from $160.5 million in the three months ended January 3, 1999 (the "Fiscal 1999 Quarter"). The increase was driven by increased sales of alkaline batteries, lighting products, plus an additional $30.9 million in sales in Latin America, which was the result of acquiring the Latin America battery business from ROV Limited in August, 1999.

         NET INCOME. Net income for the Fiscal 2000 Quarter increased $3.9 million, or 39.0%, to $13.9 million from $10.0 million in the Fiscal 1999 Quarter. The increase reflects the impact of sales growth, and the Latin American acquisition, partially offset by slightly lower margins and increased interest expense.

         SEGMENT RESULTS. The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, and South America; Europe/Rest of World ("Europe/ROW") includes the United Kingdom, Europe and all other countries in which the company does business. We evaluate segment profitability based on income from operations before corporate expense which includes corporate purchasing expense, general and administrative expense and research and development expense.

NORTH AMERICA                                          2000      1999
                                                       ----      ----
Revenue from external customers....................   $ 166.4    $ 141.1
Profitability......................................      29.8       25.0
Profitability as a % of net sales..................      17.9%      17.7%
Assets.............................................     285.1      235.8


         Our revenue from external customers increased $25.3 million, or 17.9%, to $166.4 million in the Fiscal 2000 Quarter from $141.1 million the previous year due primarily to increased sales of alkaline batteries, heavy duty batteries, and lighting products. Alkaline sales increases were driven by strong promotional programs, new customers, and expanded distribution with existing customers. Exclusive distribution to a major mass merchandiser contributed to the increase in sales of heavy duty batteries. Sales of lighting products increased due primarily to new products and new distribution. Sales of hearing aid batteries decreased in the Fiscal 2000 Quarter from last year, primarily as a result of planned inventory reduction at several retail distribution accounts and the discontinuation of some quarterly promotion programs.

         Our profitability increased $4.8 million, or 19.2%, to $29.8 million in fiscal 2000 from $25.0 million in the Fiscal 1999 Quarter. This increase was primarily attributed to the sales increase and net sales growing faster than expenses.

LATIN AMERICA                                          2000           1999
                                                       ----           ----
Revenue from external customers....................  $ 30.9         $ 1.8
Profitability......................................     5.7           0.4
Profitability as a % of net sales..................    18.4%         22.2%
Assets.............................................   182.2          --

         In August 1999, we acquired the consumer battery business of ROV Limited in Latin America. ROV Limited was one of our customers before the acquisition. The Fiscal 2000 Quarter sales in the region are primarily heavy duty batteries. Revenue for the region for the Fiscal 1999 Quarter represents sales primarily to ROV Limited as an external customer.

         Our profitability was $5.7 million, which was 18.4% of net sales for the Fiscal 2000 Quarter, which represents an increase of $5.3 million from the Fiscal 1999 Quarter.

EUROPE/ROW                                               2000       1999
                                                         ----       ----
Revenue from external customers....................      $ 17.5    $ 17.6
Profitability......................................         2.1       1.6
Profitability as a % of net sales..................        12.0%      9.1%
Assets.............................................        33.7      34.6

         Our revenue from external customers decreased $0.1 million, or 0.6%, to $17.5 million in the Fiscal 2000 Quarter from $17.6 million the previous year. Decreased sales of hearing aid and watch batteries were partially offset by increased sales of alkaline batteries and lighting products. Our profitability increased $0.5 million, or 31.3%, due to reduced operating expenses.

         CORPORATE EXPENSE. Our corporate expense increased $1.2 million, or 17.6%, to $8.0 million in the Fiscal 2000 Quarter from $6.8 million the prior year. As a percentage of total sales, our corporate expense was 3.7% compared to 4.2% in the previous year. This increase was primarily due to increased legal expense and depreciation and other costs related to the operation of our new computer systems.

         SPECIAL CHARGES. We recorded no special charges in the Fiscal 2000 Quarter. Special charges of $0.6 million were recognized in the Fiscal 1999 Quarter for the relocation of equipment and personnel resulting from the previously announced manufacturing rationalization projects.

         INCOME FROM OPERATIONS. Our income from operations increased $9.9 million, or 50.5%, to $29.5 million in the Fiscal 2000 Quarter from $19.6 million the previous year. This increase was primarily due to increased sales and gross profit which includes the Latin American acquisition, partially offset by increased expenses.

         INTEREST EXPENSE. Interest expense increased $4.4 million, or 118.9%, to $8.1 million in the Fiscal 2000 Quarter from $3.7 million in the prior year primarily due to financing costs associated with the Latin American acquisition and higher working capital requirements to meet the expanding sales growth.

         INCOME TAX EXPENSE. Our effective tax rate for the Fiscal 2000 Quarter was 35.0% compared to 36.3% for the Fiscal 2000 Quarter. The lower rate this year is partially the result of more foreign income.


LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2000 Quarter, operating activities provided $9.0 million in net cash compared with $6.0 million for Fiscal 1999 Quarter. Operating cash flow before working capital requirements generated $20.5 million in cash flow compared to $13.6 million in the year ago quarter reflecting improvement in income from operations and higher non-cash expenses. Non-cash expenses increased $3.0 million to $6.6 million in the Fiscal 2000 Quarter from $3.6 million in the Fiscal 1999 Quarter. This increase is the result of amortization of intangible assets that were recognized as part of the Latin American acquisition and depreciation on the SAP business enterprise system which was installed in fiscal year 1999. Working capital requirements used cash of $11.5 million in the Fiscal 2000 Quarter which was $3.9 million higher than the Fiscal 1999 Quarter. This reflects a larger increase in receivables than was experienced in the Fiscal 1999 Quarter primarily resulting from increased sales volume. Cash costs associated with the restructuring activities announced in Fiscal 1999 have been and are expected to be funded with cash provided from operations.

         Net cash used by investing activities decreased $0.9 million versus the same period a year ago primarily reflecting lower capital expenditures and proceeds from the sale of a long-term asset held for sale. Capital expenditures for the Fiscal 2000 Quarter were approximately $3.5 million, a decrease of $0.5 million from the Fiscal 1999 Quarter. Expenditures in the current year were primarily for improvements to alkaline battery manufacturing and information systems hardware and software. The Company currently expects capital spending for fiscal 2000 to be approximately $25.0 million due to alkaline capacity expansion, alkaline vertical integration programs, and enhancements to our warehouse and distribution systems.

         During the Fiscal 2000 Quarter our board of directors granted approximately 523,500 options to purchase shares of common stock to various employees of the company under the 1996 Stock Option Plan and the 1997 Incentive Plan. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant.

         The Company believes that cash flow from operating activities and periodic borrowings under its planned amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75 million. As of January 2, 2000, $70.3 million of the term loan remained outstanding and $182.1 million was outstanding under the revolving facility with approximately $15.8 million of the remaining availability utilized for outstanding letters of credit.

Year 2000

         We undertook a Year 2000 project designed to remediate the impact of the Year 2000 issue on our hardware and software systems, as well as other business processes.

IMPACT OF YEAR 2000. We have experienced no material disruption to date to our systems, processes, customers or suppliers attributable to Year 2000.

COSTS TO ADDRESS YEAR 2000 ISSUES. Expenditures directly related to identification, evaluation and remediation of Year 2000 exposures were $0.7 million through fiscal 1999. Expenditures for the quarter ending January 2, 2000 were less than $0.1 million.
No further expenditures are projected.

         Capital expenditures for projects undertaken for other reasons, but which addressed Year 2000 issues (primarily SAP), were $11.7 million through fiscal 1999. Other costs associated with these capital expenditures were $2.2 million.

RISK OF YEAR 2000 ISSUES. Although there have been no material disruptions to date, disruptions to systems, processes, suppliers or customers could still occur. We do not expect the impact on the Company's operations from any such disruptions to be material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK FACTORS

         We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

         A discussion of our accounting policies for derivative financial instruments is included in Note 1 "Significant Accounting Policies and Practices" in Notes to our Condensed Consolidated Financial Statements.

INTEREST RATE RISK

         We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, IBOR, and to a lesser extent European Base rates, primarily affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counterparties are included in accrued liabilities or accounts receivable.

FOREIGN EXCHANGE RISK

         We are subject to risk from sales and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, German Marks, French Francs, Italian Lira, Spanish Pesetas, Dutch Guilders, Mexican Pesos, Guatemalan Quetzals, Dominican Pesos, Venezuelan Bolivars and Honduran Lempira. Foreign currency purchases are made primarily in Pounds Sterling, German Marks, French Francs, Mexican Pesos, Dominican Pesos, and Guatemalan Quetzals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

         As of January 2, 2000, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $2.1 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.4 million.

         As of January 2, 2000, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $1.9 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at January 2, 2000 due to the same change in exchange rates, would be a net loss of $.1 million.

         As of January 2, 2000, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.4 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.3 million.

FORWARD LOOKING STATEMENTS

         Certain of the information contained in this Form 10-Q, including without limitation statements made under Part I, Item 1, "Financial
Statements" and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In reviewing such information, you should note that our actual results may differ materially from those set forth in such forward-looking statements.

         Important factors that could cause our actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (1) significant changes in consumer demand for household or hearing aid batteries; (2) the loss of, or a significant reduction in, sales through a significant retail customer; (3) the introduction of new product features or new battery technology by a competitor; (4) the enactment of unexpected environmental regulations negatively impacting consumer demand for certain of our battery products; (5) difficulties or delays in the integration of operations of acquired companies; (6) residual Year 2000 problems of the Company or of our customers or suppliers which may make it difficult or impossible to fulfill their commitments to us; and (7) currency fluctuations in significant international markets.

         Additional factors and assumptions that could generally cause our actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (1) our ability to develop and introduce new products, (2) the effects of general economic conditions in the United States or abroad, (3) the sufficiency of our production capacity to meet future demand for our products, (4) our ability to keep pace with the technological standards in our industry (5) our ability to continue to penetrate and develop new distribution channels for our products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Form 10-Q and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 1999 ("1999 Form 10-K") with the exception of the following: (a) in our patent infringement lawsuit against Duracell Incorporated and The Gillette Company (Rayovac Corporation v. Duracell Incorporated and The Gillette Company, Case No. 99-C-0272C O, United States District Court for the Western District of Wisconsin) as described in our 1999 Form 10-K, the trial date has been moved from April 3, 2000 to April 17, 2000; (b) in The Gillette Company's patent infringement lawsuit against us (The Gillette Company v. Rayovac Corporation, Case No. 99-CV-11555-PBS, United States District Court for the District of Massachusetts) as described in our 1999 Form 10-K, we answered Gillette's complaint on December 6, 1999 and denied all material allegations in that complaint; and (c) in our lawsuit against one of our insurance carriers for recovery of certain environmental claims (Rayovac Corporation v. Employers Insurance of Wausau, Case No. 99 CV 2339, Dane County (WI) Circuit Court) as described in our 1999 Form 10-K, the court has granted the defendant insurance company until March 6, 2000 to answer our complaint.

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

4.2******      First Supplemental Indenture, dated as of February 26, 1999, by and among the
               Company, ROV Holding, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank)
               as trustee, relating to the Company's 10-1/4% Senior Subordinated Notes due 2006.

4.3+++++       Second Supplemental Indenture, dated as of August 6, 1999, by and among the Company,
               ROV Holding, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank) as trustee, relating to the Company's 10-1/4% Senior Subordinated Notes due 2006.

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

4.12*          Specimen certificate representing the Common Stock.

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


(b) Reports on Form 8-K: On October 26, 1999, we filed two current reports on Form 8-K/A. Amendment number one provided information required by Item 7 of our Form 8-K originally filed on August 9, 1999 in connection with our Latin American acquisition. Amendment two amended and supplemented certain of the exhibits thereto.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 11, 2000


                               RAYOVAC CORPORATION



                               By:
                                   ---------------------------------------------
                                   Randall J. Steward
                                   Executive Vice President of Administration
                                   and Chief Financial Officer