Form 10-Q
period 2000-04-02
RAYOVAC CORP
filed 2000-05-12
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the quarterly period ended              April 2, 2000

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

                                Yes /X/   No / /


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of May 12, 2000, was 27,508,276.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 2, 2000 and September 30, 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                    -ASSETS-
                                                                                       2000               1999
                                                                                   -------------      ------------
        Current assets:
            Cash and cash equivalents ..........................................    $  11,207            $11,065
            Receivables ........................................................      101,307            141,321
            Inventories ........................................................       98,398             82,418
            Prepaid expenses and other .........................................       25,265             22,849
                                                                                    ---------          ---------
                   Total current assets ........................................      236,177            257,653

        Property, plant and equipment, net .....................................      109,420            110,778
        Deferred charges and other, net ........................................       34,903             36,420
        Intangible assets, net .................................................      126,543            128,850
                                                                                    =========          =========
                   Total  assets ...............................................    $ 507,043           $533,701
                                                                                    =========          =========

                     -LIABILITIES AND SHAREHOLDERS' EQUITY -
        Current liabilities:
            Current maturities of long-term debt ...............................    $  22,465            $22,895
            Accounts payable ...................................................       76,232             85,524
            Accrued liabilities:
                 Wages and benefits and other ..................................       32,235             37,556
                 Recapitalization and other special charges ....................        1,350              7,282
                                                                                    ---------          ---------
                   Total current liabilities ...................................      132,282            153,257

        Long-term debt, net of current maturities ..............................      282,471            307,426
        Employee benefit obligations, net of current portion ...................       15,066             12,860
        Other ..................................................................       14,060             13,698
                                                                                    ---------          ---------
                   Total liabilities ...........................................      443,879            487,241

        Shareholders' equity:
            Common stock, $.01 par value, authorized 150,000 shares; issued
              56,970 and 56,970 shares respectively;
              outstanding 27,491 and 27,490 shares, respectively ...............          570                570
        Additional paid-in capital .............................................      103,597            103,577
        Retained earnings ......................................................       87,671             70,100
        Accumulated other comprehensive income: ................................        1,312              2,199
        Notes receivable from officers/shareholders ............................         (890)              (890)
                                                                                    ---------          ---------
                                                                                      192,260            175,556
        Less treasury stock, at cost, 29,479 and 29,480
           shares, respectively ................................................     (129,096)          (129,096)
                                                                                    ---------          ---------
                   Total shareholders' equity ..................................       63,164             46,460
                                                                                    ---------          ---------
                   Total liabilities and shareholders' equity ..................    $ 507,043           $533,701
                                                                                    =========          =========



SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three and six month periods ended April 2, 2000 and April 4, 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     THREE MONTHS                     SIX MONTHS
                                                                --------------------------    --------------------------
                                                                   2000           1999            2000           1999
                                                                -----------     ----------    ----------      ----------
Net sales .................................................     $142,596        $110,969        $357,386        $271,511
Cost of goods sold ........................................       72,732          58,657         183,561         140,516
                                                                --------        --------        --------        --------
     Gross profit .........................................       69,864          52,312         173,825         130,995

Selling ...................................................       41,976          32,454         100,544          80,043
General and administrative ................................       11,921           8,249          25,286          16,721
Research and development ..................................        2,737           2,449           5,292           4,852
Other special charges .....................................           --             738              --           1,386
                                                                --------        --------        --------        --------
     Total operating expenses .............................       56,634          43,890         131,122         103,002

        Income from operations ............................       13,230           8,422          42,703          27,993

  Interest expense ........................................        7,131           3,484          15,252           7,140
  Other expense (income) ..................................          483             155             420             382
                                                                --------        --------        --------        --------

Income before income taxes ................................        5,616           4,783          27,031          20,471

Income tax expense ........................................        1,965           1,720           9,461           7,416
                                                                --------        --------        --------        --------
        Net income ........................................     $  3,651        $  3,063        $ 17,570        $ 13,055
                                                                ========        ========        ========        ========
BASIC EARNINGS PER SHARE
Weighted average shares of common stock outstanding .......       27,491          27,485          27,490          27,484
Net Income ................................................     $   0.13        $   0.11        $   0.64        $   0.48

DILUTED EARNINGS PER SHARE
Weighted average shares outstanding
  and equivalents outstanding .............................       29,057          29,315          29,082          29,241
Net Income ................................................     $   0.13        $   0.10        $   0.60        $   0.45

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the six month periods ended April 2, 2000 and April 4, 1999
                                   (Unaudited)
                                 (In thousands)

                                                                                         2000                  1999
                                                                                     -----------           -------------
Cash flows from operating activities:
        Net income ...........................................................         $17,570               $13,055
        Non-cash adjustments to net income:
            Amortization .....................................................           3,222                 1,294
            Depreciation .....................................................           8,090                 5,495
            Other non-cash adjustments .......................................           3,089                  (359)
        Net changes in assets and liabilities ................................           7,237                (5,555)
                                                                                     ---------             ---------
               Net cash provided by operating activities .....................          39,208                13,930

Cash flows from investing activities:
        Purchases of property, plant and equipment ...........................          (7,451)               (9,025)
        Proceeds from sale of property, plant and equipment ..................             386                    11
                                                                                     ---------             ---------
               Net cash used by investing activities .........................          (7,065)               (9,014)

Cash flows from financing activities:
        Reduction of debt ....................................................        (105,330)               (9,150)
        Proceeds from debt financing .........................................          80,055                 4,263
        Cash overdraft and other .............................................          (6,629)                 (749)
                                                                                     ---------             ---------
               Net cash provided (used) by financing activities ..............         (31,904)               (5,636)
                                                                                     ---------             ---------
Effect of exchange rate changes on cash and cash
        equivalents ..........................................................             (97)                    6
                                                                                     ---------             ---------
               Net increase in cash and cash equivalents .....................             142                  (714)

Cash and cash equivalents, beginning of period ...............................          11,065                 1,594
                                                                                     ---------             ---------
Cash and cash equivalents, end of period .....................................         $11,207                  $880
                                                                                     =========             =========

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 2, 2000, results of operations for the three and six month periods ended April 2, 2000, and April 4, 1999, and cash flows for the six month periods ended April 2, 2000, and April 4, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

         DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

                  The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into a series of interest rate swap agreements which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 for the period October 1999 through October 2002. The unrealized portion of the fair value of these contracts at April 2, 2000 was $994.

                  The Company has entered into a set of foreign exchange put and call option contracts for the period December 1999 through September 2000 to hedge the risk from settlement of US Dollar-denominated debt with Mexican Pesos. Buying a Peso put allows the Company to exchange a specified quantity of Pesos for U.S. Dollars with the seller of the put at a fixed exchange rate through a specified date. Selling a Peso put allows the buyer of the put to exchange a specified quantity of Pesos for U.S. Dollars with the Company at a fixed exchange rate through a specified date. Selling a Peso call allows the buyer of the call to exchange a specified quantity of Pesos for U.S. Dollars with the Company at a fixed exchange rate through a specified date. The set of contracts effectively fixes the exchange rate for Pesos to Dollars to a range with a ceiling determined by the strike rate of the call sold, and a floor determined by the strike rate of the put purchased but further limited to the strike rate of the put sold. If the actual market rate of exchange declines past the strike rate of the put sold, the benefit of the put purchased is gradually offset to zero at which point the Company is effectively exposed to fluctuation in the Peso/U.S. Dollar rate as though no hedge contract existed. The cost of the first put and premiums received from sale of the second put and the call, are amortized over the life of the contracts and are recorded as an adjustment to foreign exchange gains or losses to income. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable. The Company has $5,000 of such option contracts at April 2, 2000. The unrealized portion of the fair value of these contracts at April 2, 2000 was immaterial.

                  The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of inter-company purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable. The Company has $6,663 of such forward exchange contracts at April 2, 2000. The unrealized portion of the fair value of the contracts at April 2, 2000 was immaterial.

                  The Company enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $5,399 of such forward exchange contracts at April 2, 2000. The unrealized portion of the fair value of the contracts at April 2, 2000, was $336.

                  The Company enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars. The Company has approximately $13,100 of such forward exchange contracts denominated in Mexican Pesos at April 2, 2000. The unrealized portion of the fair value of the contracts at April 2, 2000, was ($788).

                  The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges some of this risk through the use of commodity swaps, calls and puts. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. Buying calls allows the Company to purchase a specified quantity of a commodity for a fixed price through a specified date. Selling puts allows the buyer of the put to sell a specified quantity of a commodity to the Company for a fixed price through a specific date. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodities. The cost of the calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. At April 2, 2000, the Company had entered into a series of swaps for zinc with a contract value of $9,472 for the period March 2000 through March 2001. While these transactions have no carrying value, the unrealized portion of the fair value of these contracts at April 2, 2000, was $103.


     2   INVENTORIES

         Inventories consist of the following:

                                                           APRIL 2, 2000       SEPTEMBER 30, 1999
                                                           -------------       ------------------
                  Raw material........................        $32,014                $29,287
                  Work-in-process.....................         15,584                 16,077
                  Finished goods......................         50,800                 37,054
                                                               ------               --------
                                                              $98,398                $82,418
                                                              =======                =======

     3   OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income
         (loss) for the three and six months ended April 2, 2000 and April 4, 1999 are as follows:

                                                            THREE MONTHS              SIX MONTHS
                                                            ------------              ----------
                                                          2000         1999         2000        1999
                                                          ----         ----         ----        ----
Net income.........................................      $3,651       $3,063      $17,570      13,055
Other comprehensive loss:
  foreign currency translation.....................        (97)        (551)        (887)       (647)
                                                           ----        -----        -----       -----
Comprehensive income...............................      $3,554       $2,512      $16,683     $12,408
                                                         ======       ======      =======     =======

4    NET INCOME PER COMMON SHARE

         Net income per common share for the three months and six months ended April 2, 2000 and April 4, 1999 is calculated based upon the following shares:

                                                           THREE MONTHS            SIX MONTHS
                                                           ------------            ----------
                                                         2000         1999       2000         1999
                                                         ----         ----       ----         ----
        Basic........................................   27,491       27,485     27,490       27,484
        Effect of assumed conversion options.........    1,566        1,830      1,592        1,757
                                                         -----        -----      -----        -----
        Diluted......................................   29,057       29,315     29,082       29,241
                                                        ======       ======     ======       ======


5    COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with the 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable, up to Year 2022. The Company incurred royalty expenses of $2,000 for 1997, 1998 and 1999. Additionally, the Company has committed to purchase $439 of tooling at April 2, 2000.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party at various sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $2,227, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

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

                           1999 RESTRUCTURING SUMMARY

                                                  TERMINATION      OTHER
                                                   BENEFITS        COSTS         TOTAL
  Expense accrued..........................          $2,500        $3,400       $5,900
  Cash expenditures........................           (200)            --        (200)
                                                      -----       -------        -----
Balance September 30, 1999................           $2,300        $3,400       $5,700
                                                     ------        ------       ------
  Cash expenditures.......................          (1,200)            --      (1,200)
  Non-cash charges........................               --       (2,800)      (2,800)
                                                    -------       -------      -------
Balance January 2, 2000...................           $1,100          $600       $1,700
                                                     ------          ----       ------

  Cash expenditures.......................            (500)         (100)        (600)
  Non-cash expenditures...................               --         (500)        (500)
                                                     ------         -----        -----
Balance April 2, 2000.....................             $600          $ --         $600
                                                     ======         =====        =====

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

                           1998 RESTRUCTURING SUMMARY

                                                   TERMINATION       OTHER
                                                    BENEFITS         COSTS         TOTAL
  Expense accrued..........................          $3,700         $3,800       $7,500

  Change in estimate.......................           (100)            500          400
  Expensed as incurred.....................             200          1,300        1,500
  Cash expenditures........................         (1,500)        (1,400)      (2,900)
  Non-cash charges.........................             --         (1,600)      (1,600)
                                                     ------        -------      -------
Balance September 30, 1998.................          $2,300         $2,600       $4,900
                                                     ------         ------       ------

  Change in estimate.......................           (500)             --        (500)
  Expensed as incurred.....................             300          2,800        3,100
  Cash expenditures........................         (2,000)        (4,500)      (6,500)
  Non-cash charges.........................             --           (900)        (900)
                                                     -----           -----        -----
Balance September 30, 1999.................           $ 100          $  --        $ 100
                                                     ------          -----        -----
Cash expenditures...........................           (100)            --         (100)
                                                     ------          -----        -----
Balance April 2, 2000..................               $  --          $  --        $  --
                                                     ======          =====        =====

7    SEGMENT INFORMATION

         The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, and South America; Europe/Rest of World ("Europe/ROW") includes the United Kingdom, Europe and all other countries in which the Company does business.

         The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, and other specialty batteries and lighting products throughout the world. These product lines are sold in all geographic areas.

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

REVENUES FROM EXTERNAL CUSTOMERS                   THREE MONTH PERIODS ENDED                        SIX MONTH PERIODS ENDED
                                               APRIL 2, 2000        APRIL 4, 1999           APRIL 2, 2000          APRIL 4, 1999
                                               -------------        -------------           -------------          -------------
North America.........................            $103,841                $94,892               $270,435               $235,998
Latin America.........................              25,155                    430                 56,023                  2,231
Europe/ROW............................              13,600                 15,647                 30,928                 33,282
                                                  --------                -------                -------               --------
Total segments........................            $142,596               $110,969               $357,386               $271,511
                                                  ========               ========               ========               ========

INTER SEGMENT REVENUES                         THREE MONTH PERIODS ENDED                        SIX MONTH PERIODS ENDED
                                          APRIL 2, 2000        APRIL 4, 1999              APRIL 2, 2000          APRIL 4, 1999
                                          -------------        -------------              -------------          -------------

North America.........................              $5,704                 $5,040                $12,644                $10,434
Latin America.........................                  --                     --                     --                     --
Europe/ROW............................                 154                    346                    315                    542
                                                    -------               -------                -------                -------
Total segments........................              $5,858                 $5,386                $12,959               $ 10,976
                                                    ======                 ======                =======               ========

SEGMENT PROFIT                          THREE MONTH PERIODS ENDED            SIX MONTH PERIOD ENDED
                                   APRIL 2, 2000     APRIL 4, 1999      APRIL 2, 2000       APRIL 4, 1999
                                  -------------     -------------      -------------       -------------
North America..................       $14,555              $12,685          $44,369             $37,660
Latin America..................         4,497                  162           10,163                 589
Europe/ROW.....................         2,015                2,525            4,034               4,151
                                      -------              -------          -------              ------
Total segments.................        21,067               15,372           58,566              42,400

Corporate......................         7,837                6,212           15,863              13,021
Special charges................            --                  738               --               1,386
Interest expense...............         7,131                3,484           15,252               7,140
Other expense net..............           483                  155              420                 382
                                          ---                  ---              ---                 ---
Income before income taxes.....        $5,616               $4,783          $27,031             $20,471
                                       ======               ======          =======             =======

SEGMENT ASSETS                                   APRIL 2, 2000          APRIL 4, 1999
                                                 -------------          -------------
North America..............................          $248,082              $218,822
Latin America..............................           186,150                    --
Europe/ROW.................................            30,200                32,077
                                                     --------               -------
Total segments.............................          $464,432              $250,899

Corporate..................................            42,611                25,427
                                                     --------               -------
Total assets at period end.................          $507,043              $276,326
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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEET
                              As of April 2, 2000
                                  (Unaudited)
                                 (In thousands)

                                                                                        Guarantor      Nonguarantor
                                                                          Parent       Subsidiaries     Subsidiaries
                                                                        ----------    --------------  ---------------
Current assets:
      Cash and cash equivalents .....................................   $   1,357    $     43           $   9,807
      Receivables ...................................................      50,943      25,828              39,932
      Inventories ...................................................      67,861        --                30,508
      Prepaid expenses and other ....................................      19,337         342               5,586
                                                                        ---------    --------           ---------
      Total current assets ..........................................     139,498      26,213              85,833

Property, plant and equipment, net ..................................      76,430          59              32,931
Deferred charges and other, net .....................................      33,178      50,000               2,584
Intangible assets, net ..............................................      51,465          --              75,078
Investment in subsidiaries ..........................................     160,287      85,190                  --
                                                                        ---------    --------           ---------
      Total assets ..................................................   $ 460,858    $161,462           $ 196,426
                                                                        =========    ========           =========

                         -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities
      Current maturities of long-term debt ..........................   $  12,361    $     --          $   10,202
      Accounts payable ..............................................      61,943          --              28,715
      Accrued liabilities:
            Wages and benefits and other ............................      19,889         735              11,721
            Recapitalization and other special charges ..............       1,345          --                   5
                                                                        ---------    --------           ---------
          Total current liabilities .................................      95,538         735              50,643

Long-term debt, net of current maturities ...........................     282,604          --              50,667
Employee benefit obligations, net of current portion ................      15,066          --                  --
Other ...............................................................       3,694         440               9,926
                                                                        ---------    --------           ---------
      Total liabilities .............................................     396,902       1,175             111,236

Shareholders' equity:
      Common stock ..................................................         569           1              12,072
      Additional paid-in capital ....................................     103,479     107,788              54,897
      Retained earnings .............................................      88,582      50,718              16,441
      Accumulated other comprehensive income ........................       1,312       1,780               1,780
      Notes receivable from officers/shareholders ...................        (890)         --                  --
                                                                        ---------    --------           ---------
                                                                          193,052     160,287              85,190
Less treasury stock, at cost ........................................    (129,096)         --                  --
                                                                        ---------    --------           ---------
      Total shareholders' equity ....................................      63,956     160,287              85,190
                                                                        ---------    --------           ---------
      Total liabilities and shareholders' equity ....................   $ 460,858    $161,462           $ 196,426
                                                                        =========    ========           =========

                                                                                                      Consolidated
                                                                                 Eliminations            Total
                                                                               ---------------       --------------
Current assets:
      Cash and cash equivalents .....................................            $    --            $  11,207
      Receivables ...................................................            (15,396)             101,307
      Inventories ...................................................                 29               98,398
      Prepaid expenses and other ....................................                 --               25,265
                                                                               ---------            ---------
      Total current assets ..........................................            (15,367)             236,177

Property, plant and equipment, net ..................................                 --              109,420
Deferred charges and other, net .....................................            (50,859)              34,903
Intangible assets, net ..............................................                --               126,543
Investment in subsidiaries ..........................................           (245,477)                  --
                                                                               ---------            ---------
      Total assets ..................................................          $(311,703)           $ 507,043
                                                                               =========            =========

                         -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities
      Current maturities of long-term debt ..........................          $     (98)           $  22,465
      Accounts payable ..............................................            (14,426)              76,232
      Accrued liabilities:
            Wages and benefits and other ............................               (110)              32,235
            Recapitalization and other special charges ..............                 --                1,350
                                                                               ---------            ---------
          Total current liabilities .................................            (14,634)             132,282

Long-term debt, net of current maturities ...........................            (50,800)             282,471
Employee benefit obligations, net of current portion ................                 --               15,066
Other ...............................................................                 --               14,060
                                                                               ---------            ---------
      Total liabilities .............................................            (65,434)             443,879

Shareholders' equity:
      Common stock ..................................................            (12,072)                 570
      Additional paid-in capital ....................................           (162,567)             103,597
      Retained earnings .............................................            (68,070)              87,671
      Accumulated other comprehensive income ........................             (3,560)               1,312
      Notes receivable from officers/shareholders ...................                 --                 (890)
                                                                               ---------            ---------
                                                                                (246,269)             192,260
Less treasury stock, at cost ........................................                 --             (129,096)
                                                                               ---------            ---------
      Total shareholders' equity ....................................           (246,269)             63,164
                                                                               ---------           ---------
      Total liabilities and shareholders' equity ....................          $(311,703)          $ 507,043
                                                                               =========           =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 For the three month period ended April 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                         Guarantor        Nonguarantor                  Consolidated
                                                         Parent          Subsidiary       Subsidiaries     Eliminations     Total
                                                        --------         ----------       ------------     ------------    ---------
Net sales ......................................         $99,427           $8,740          $43,133          $(8,704)        $142,596
Cost of goods sold .............................          49,598            8,478           23,352           (8,696)          72,732
                                                        --------         --------         --------         --------         --------
   Gross profit ................................          49,829              262           19,781               (8)          69,864

Selling ........................................          33,012              161            8,815              (12)          41,976
General and administrative .....................          13,034           (2,347)           2,336           (1,102)          11,921
Research and development .......................           2,715               --               22               --            2,737
                                                        --------         --------         --------         --------         --------
   Total operating expenses ....................          48,761           (2,186)          11,173           (1,114)          56,634

   Income from operations ......................           1,068            2,448            8,608            1,106           13,230

     Interest expense ..........................           7,155               --              (18)              (6)           7,131
     Equity in profit of subsidiary ............          (8,074)          (4,934)              --           13,008               --
     Other expense (income) ....................            (308)              (4)             789                6              483
                                                        --------         --------         --------         --------         --------
Income before income taxes .....................           2,295            7,386            7,837          (11,902)           5,616

Income tax expense .............................            (250)            (688)           2,903               --            1,965
                                                        --------         --------         --------         --------         --------
   Net income ..................................          $2,545           $8,074           $4,934         $(11,902)          $3,651
                                                        ========         ========         ========         ========         ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Six month period ended April 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                      Guarantor       Nonguarantor                   Consolidated
                                                     Parent          Subsidiaries     Subsidiaries    Eliminations       Total
                                                   -----------      --------------   --------------   ------------   ------------
Net sales ...................................       $258,322          $21,779          $95,996        $(18,711)        $357,386
Cost of goods sold ..........................        127,028           21,126           54,115         (18,708)         183,561
                                                   ---------        ---------        ---------        --------        ---------
   Gross profit .............................        131,294              653           41,881              (3)         173,825

Selling .....................................         81,728              330           18,498             (12)         100,544
General and administrative ..................         25,042           (5,966)           7,330          (1,120)          25,286
Research and development ....................          5,240               --               52              --            5,292
                                                   ---------        ---------        ---------        --------        ---------
   Total operating expenses .................        112,010           (5,636)          25,880          (1,132)         131,122

   Income from operations ...................         19,284            6,289           16,001           1,129           42,703

    Interest expense ........................         15,040               --              243             (31)          15,252
    Equity in profit of subsidiary ..........        (16,259)          (9,346)              --          25,605               --
    Other expense (income) ..................           (523)               1              912              30              420
                                                   ---------        ---------        ---------        --------        ---------
Income before income taxes ..................         21,026           15,634           14,846         (24,475)          27,031

Income tax expense ..........................          4,586             (625)           5,500              --            9,461
                                                   ---------        ---------        ---------        --------        ---------
   Net income ...............................        $16,440          $16,259           $9,346        $(24,475)         $17,570
                                                   =========        =========        =========        ========        =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Six month period ended April 2, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                                Guarantor      Nonguarantor
                                                                   Parent      Subsidiaries    Subsidiaries
                                                                  ---------    ------------   -------------

Net cash provided (used) by operating activities ..............   $ 39,835     $ (4)          $ 2,362
Cash flows from investing activities:
  Purchases of property, plant and equipment ..................     (5,389)     --             (2,062)
  Proceeds from sale of property, plant, and equipment ........        386      --                 --
                                                                  --------     ----           -------

Net cash used by investing activities .........................     (5,003)     --             (2,062)
Cash flows from financing activities:
  Reduction of debt ...........................................    (96,770)     --             (8,560)
  Proceeds from debt financing ................................     68,535      --              8,534
  Cash overdraft and other ....................................     (6,611)     --                (18)
                                                                  --------     ----           -------
Net cash provided (used) by financing activities ..............    (34,846)     --                (44)

Effect of exchange rate charges on cash and cash equivalents ..       --        --                (97)
                                                                  --------     ----           -------

Net increase (decrease) in cash and cash equivalents ..........        (14)      (4)              159

Cash and cash equivalents, beginning of period ................      1,371       47             9,648
                                                                  --------     ----           -------
Cash and cash equivalents, end of period ......................   $  1,357     $ 43           $ 9,807
                                                                  ========     ====           =======


                                                                                          Consolidated
                                                                      Eliminations           Total
                                                                     -------------     ----------------

Net cash provided (used) by operating activities ..............      $(2,985)             $  39,208
Cash flows from investing activities:
  Purchases of property, plant and equipment ..................           --                 (7,451)
  Proceeds from sale of property, plant, and equipment ........           --                    386
                                                                     -------              ---------

Net cash used by investing activities .........................           --                 (7,065)
Cash flows from financing activities:
  Reduction of debt ...........................................           --               (105,330)
  Proceeds from debt financing ................................        2,986                 80,055
  Cash overdraft and other ....................................           --                 (6,629)
                                                                     -------              ---------
Net cash provided (used) by financing activities ..............        2,986                (31,904)

Effect of exchange rate charges on cash and cash equivalents ..           --                    (97)
                                                                     -------              ---------

Net increase (decrease) in cash and cash equivalents ..........            1                    142

Cash and cash equivalents, beginning of period ................           (1)                11,065
                                                                     -------              ---------
Cash and cash equivalents, end of period ......................      $    --              $  11,207
                                                                     =======              =========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL QUARTER AND SIX MONTHS ENDED APRIL 2, 2000 COMPARED TO
FISCAL QUARTER AND SIX MONTHS ENDED APRIL 4, 1999

         NET SALES. Net sales for the three months ended April 2, 2000 (the "Fiscal 2000 Quarter") increased $31.6 million, or 28.5%, to $142.6 million from $111.0 million in the three months ended April 4, 1999 (the "Fiscal 1999 Quarter"). The increase was driven by increased sales of alkaline batteries, lighting products, plus an additional $25.2 million in sales in Latin America, which was the result of acquiring the Latin America battery business from ROV Limited in August, 1999.

         Net sales for the six months ended April 2, 2000 (the "Fiscal 2000 Six Months") increased $85.9 million, or 31.6%, to $357.4 million from $271.5 million in the six months ended April 4, 1999 (the "Fiscal 1999 Six Months"). The increase was driven by increased sales of alkaline batteries and lighting products plus an additional $56.0 million in sales in Latin America.

         NET INCOME. Net income for the Fiscal 2000 Quarter increased $0.6 million, or 19.3%, to $3.7 million from $3.1 million in the Fiscal 1999 Quarter. The increase reflects the impact of the Latin America acquisition, sales growth in North America, improved gross profit margins, partially offset by increased operating expense and interest expense.

         Net income for the Fiscal 2000 Six Months increased $4.5 million, or 34.4%, to $17.6 million from $13.1 million in the Fiscal 1999 Six Months. The increase reflects the impact of the Latin America acquisition, improved gross profit margins, partially offset by increased operating expense and interest expense.

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

                                                   FISCAL QUARTER             SIX MONTHS
NORTH AMERICA                                   2000         1999        2000           1999
                                                ----         ----        ----           ----
Revenue from external customers...............  $103.8       $94.9       $270.4        $236.0
Profitability.................................    14.6        12.7         44.4          37.7
Profitability as a % of net sales.............    14.1%       13.4%        16.4%         16.0%
Assets........................................   248.1       218.8        248.1         218.8

         Our sales to external customers increased $8.9 million, or 9.4%, to $103.8 million in the Fiscal 2000 Quarter from $94.9 million the previous year due primarily to increased sales of alkaline batteries, rechargeable batteries and lighting products partially offset by lower sales of hearing aid batteries. Alkaline sales increases of $7.7 million, or 16.3%, were driven by new customers and expanded distribution with existing customers. Rechargeable batteries sales increases of $2.7 million, or 64.6%, were driven by strong promotions with a major mass merchandiser and the continuing growth in Nickel Metal Hydride (NIMH) rechargeable batteries. Sales of lighting products increased $1.4 million, or 10.1%, due primarily to new products and new distribution. Sales of hearing aid batteries decreased $1.3 million, or 10.8%, primarily as a result of planned inventory reduction at several professional and retail distribution accounts and a corresponding reduction in promotional programs. We believe hearing aid sales in future quarters will approximate or slightly exceed prior year levels.

         In the Fiscal 2000 Six Months, our sales to external customers increased $34.4 million, or 14.6%, to $270.4 million from $236.0 million the previous year due primarily to increased sales of alkaline batteries, lighting products, heavy duty batteries, rechargeable alkaline batteries, partially offset by lower sales of hearing aid batteries. Alkaline sales increases of $29.8 million, or 23.5%, were driven by new customers, expanded distribution with existing customers, and strong holiday promotional programs. Sales of lighting products increased $4.7 million, 13.4%, due primarily to the ongoing introduction of new products combined with expanded distribution with new and existing accounts. Exclusive distribution to a major mass merchandiser contributed to the increase in sales of heavy duty batteries of $2.1 million, or 11.1%. Rechargeable alkaline sales increases of $1.6 million, or 12.6%, were driven by strong promotions with a major mass merchandiser. Sales of hearing aid batteries decreased $3.5 million, or 14.9%, primarily as a result of planned inventory reduction at several professional and retail distribution accounts, a reduction in promotional programs, and softening in the hearing aid device marketplace.

         Our profitability increased $1.9 million, or 15.0%, to $14.6 million in the Fiscal 2000 Quarter from $12.7 million in the Fiscal 1999 Quarter and $6.7 million, or 17.8%, to $44.4 million in Fiscal 2000 Six Months from $37.7 million in the Fiscal 1999 Six Months. These increases were primarily attributed to the sales increase and improved gross profit margins reflecting previously announced cost rationalization initiatives, increased volume, and a shift in product mix partially offset by increased distribution and promotional costs.

         Our assets increased $29.3 million, or 13.4%, to $248.1 million from $218.8 million the previous year due primarily to an increase in receivables reflecting strong sales, higher inventories supporting the sales growth and new product introductions, and ongoing capital programs.

                                                   FISCAL QUARTER         SIX MONTHS
LATIN AMERICA                                  2000        1999        2000         1999
                                               ----        ----        ----         ----
Revenue from external customers.............  $25.2       $0.4        $56.0        $2.2
Profitability...............................    4.5        0.2         10.2         0.6
Profitability as a % of net sales...........   17.9%      50.0%        18.2%       27.3%
Assets......................................  186.2         --        186.2          --

         Our increase in assets is attribitable to the acquisition, in August 1999, of the consumer battery business of ROV Limited in Latin America. ROV Limited was one of our customers prior to the acquisition. Revenues for the region for the Fiscal 1999 Quarter and Six Months represents sales to ROV Limited as an external customer.

         The Fiscal 2000 Quarter and Fiscal 2000 Six Months sales in the region are primarily heavy duty batteries. The Fiscal 2000 Quarter and Fiscal 2000 Six Months sales benefited from price increases in certain countries implemented in the second quarter, new distribution of alkaline batteries in mass merchandiser chains, and expansion of distribution into Chile and Argentina in the second quarter.

         For the Fiscal 2000 Quarter, our profitability was $4.5 million, which was 17.9% of net sales which represents an increase of $4.3 million from the Fiscal 1999 Quarter. Profitability in the Fiscal 2000 Six Months was $10.2 million, which was 18.2% of net sales, and represents an increase of $9.6 million from the Fiscal 1999 Six Months.

                                                   FISCAL QUARTER         SIX MONTHS
EUROPE/ROW                                     2000         1999       2000        1999
                                               ----         ----       ----        ----
Revenue from external customers...........      $13.6       $15.6       $30.9      $33.3
Profitability.............................        2.0         2.5         4.0        4.2
Profitability as a % of net sales.........       14.7%       16.0%       12.9%      12.6%
Assets....................................       30.2        32.1        30.2       32.1

         Our sales to external customers decreased $2.0 million, or 12.8%, to $13.6 million in the Fiscal 2000 Quarter from $15.6 million the previous year and decreased $2.4 million, or 7.2%, to $30.9 million in the Fiscal 2000 Six

Months from $33.3 million the previous year. These decreases in sales were primarily attributable to the impacts of currency devaluation and a decision to exit certain private label battery business in Europe.

         Our profitability decreased $0.5 million, or 20.0%, in the Fiscal 2000 Quarter and $0.2 million, or 4.8%, in the Fiscal 2000 Six Months reflecting the impact of currency devaluation, higher operating expenses as a percentage of sales partially offset by improved gross profit margins reflecting the exit of certain low margin private label battery business, the benefits of cost rationalization initiatives, and favorable shift in product mix.

         Our assets decreased $1.9 million, or 5.9%, to $30.2 million from $32.1 million the previous year due primarily to a decrease in receivables reflecting weaker sales in the Fiscal 2000 Quarter.

         CORPORATE EXPENSE. Our corporate expense increased $1.6 million, or 25.8%, to $7.8 million in the Fiscal 2000 Quarter from $6.2 million the previous year and $2.9 million, or 22.3%, to $15.9 million in the Fiscal 2000 Six Months from $13.0 million the previous year. These increases were primarily due to increased legal expenses, research and development expenses and depreciation costs related to the operation of our new computer systems. As a percentage of total sales, our corporate expense was 5.5% in the Fiscal 2000 Quarter compared to 5.6% in the previous year and 4.4% in the Fiscal 2000 Six Months compared to 4.8% in the previous year reflecting leveraging fixed costs over greater sales volume.

         SPECIAL CHARGES. We recorded no special charges in the Fiscal 2000 Quarter or Fiscal 2000 Six Months. Special charges of $0.7 million were recognized in the Fiscal 1999 Quarter and $1.4 million were recognized in the Fiscal 1999 Six Months related to our closing of our Appleton, Wisconsin, facility; Newton Aycliffe and United Kingdom facility; and the consolidation of battery packaging operations at our Madison, Wisconsin, facility.

         INCOME FROM OPERATIONS. Our income from operations increased $4.8 million, or 57.1%, to $13.2 million in the Fiscal 2000 Quarter from $8.4 million the previous year and increased $14.7 million, or 52.5%, to $42.7 million in the Fiscal 2000 Six Months from $28.0 million the previous year. These increases were primarily due to increased profitability in North America and Latin America, which includes the Latin American acquisition, partially offset by weakness in Europe/ROW and increased corporate expenses.

         INTEREST EXPENSE. Interest expense increased $3.6 million, or 102.9%, to $7.1 million in the Fiscal 2000 Quarter from $3.5 million in the prior year and $8.2 million, or 115.5%, to $15.3 million in the Fiscal 2000 Six Months from $7.1 million in the prior year primarily due to higher debt load associated with the Latin American acquisition, higher working capital requirements to meet expanding sales growth, and an increase in general market interest rates.

         INCOME TAX EXPENSE. Our effective tax rate was 35.0% for the Fiscal 2000 Quarter compared to 36.0% in the Fiscal 1999 Quarter and 35.0% in the Fiscal 2000 Six Months compared to 36.2% for the Fiscal 1999 Six Months. The lower rate this year is partially attributable to more foreign income which is taxed at a lower effective tax rate than in the United States.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2000 Six Months, operating activities provided $39.2 million in net cash compared with $13.9 million for Fiscal 1999 Six Months. Operating cash flow before working capital requirements generated $32.0 million in cash flow compared to $19.5 million in the year ago six months reflecting improvement in income from operations and higher non-cash expenses. Non-cash expenses increased $8.0 million to $14.4 million in the Fiscal 2000 Six Months from $6.4 million in the Fiscal 1999 Six Months. This increase is the result of amortization of intangible assets that were recognized as part of the Latin American acquisition, depreciation on the SAP business enterprise system, which was installed in fiscal year 1999, and the impact of lower deferred tax assets. Working capital decreases generated cash of $7.2 million in the Fiscal 2000 Six Months, which was $12.8 million higher than the Fiscal 1999 Six Months. This reflects a larger decrease in receivables than was experienced in the Fiscal 1999 Six Months primarily reflecting improved receivable collections in North America partially offset by higher inventories in Latin America and

North America needed to support sales expansion. Cash costs associated with the restructuring activities announced in Fiscal 1999 have been and are expected to be funded with cash provided from operations.

         Net cash used by investing activities decreased $1.9 million versus the same period a year ago primarily reflecting lower capital expenditures. Capital expenditures for the Fiscal 2000 Six Months were approximately $7.5 million, a decrease of $1.6 million from the Fiscal 1999 Six Months. Expenditures in the current year were primarily for improvements to alkaline battery manufacturing and information systems hardware and software. The Company currently expects capital spending for fiscal 2000 to be approximately $25.0 million due to alkaline capacity expansion, alkaline vertical integration programs, and enhancements to our warehouse and distribution systems.

         During the Fiscal 2000 Six Months we granted approximately 657,500 options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant.

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75 million. As of April 2, 2000, $67.8 million of the term loan remained outstanding and $160.2 million was outstanding under the revolving facility with approximately $16.0 million of the remaining availability utilized for outstanding letters of credit.


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

INTEREST RATE RISK

         We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, IBOR, and to a lesser extent European Base rates, primarily affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

FOREIGN EXCHANGE RISK

         We are subject to risk from sales and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, Euro, German Marks, French Francs, Italian Lira, Spanish Pesetas, Dutch Guilders, Mexican Pesos, Guatemalan Quetzals, Dominican Pesos, Venezuelan Bolivars and Honduran Lempira. Foreign currency purchases are made primarily in Pounds Sterling, German Marks, French Francs, Mexican Pesos, Dominican Pesos, Guatemalan Quetzals and Honduran Lempira. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

         As of April 2, 2000, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $1.5 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.7 million.

         As of April 2, 2000, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $3.2 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at April 2, 2000 due to the same change in exchange rates, would be a net loss of $1.3 million.

         As of April 2, 2000, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.1 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.4 million.

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


                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 1999 ("1999 Form 10-K") with one exception. In our patent infringement lawsuit against Duracell Incorporated and The Gillette Company (Rayovac Corporation v. Duracell Incorporated and The Gillette Company, Case No. 99-C-0272C O, United States District Court for the Western District of Wisconsin) as described in our 1999 Form 10-K, the trial is scheduled to commence May 17, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

EXHIBIT NUMBER         DESCRIPTION

 3.1+                  Amended and Restated Articles of Incorporation of the Company.
 3.2******             Amended and Restated By-laws of the Company, as amended through May 17, 1999.
 4.1**                 Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc. and
                       Marine Midland Bank, as trustee, relating to the
                       Company's 101/4% Senior Subordinated Notes due 2006.
 4.2******             First Supplemental Indenture, dated as of February 26, 1999, by and among the Company, ROV
                       Holding, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank) as trustee, relating to the Company's 101/4% Senior Subordinated Notes due 2006.
 4.3+++++              Second Supplemental Indenture, dated as of August 6, 1999, by and among the Company, ROV
                       Holding, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank) as trustee, relating to the Company's 101/4% Senior Subordinated Notes due 2006.
 4.4**                 Specimen of the Notes (included as an exhibit to Exhibit 4.1)
 4.5****               Amended and Restated Credit Agreement, dated as of December 30, 1997, by and among the
                       Company, the lenders party thereto and Bank of America National Trust and Savings
                       Association ("BofA"), as Administrative Agent.
 4.6+++++              Second Amended and Restated Credit Agreement, dated as of
                       August 9, 1999, by and among the Company, the lenders
                       party thereto and Bank of America, NA or Administrative
                       Agent.
 4.7**                 The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV
                       Holding, Inc. and BofA.
 4.8**                 The Company Pledge Agreement, dated as of September 12, 1996, by and between the Company and BofA.
 4.9***                Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company referred to therein.
 4.10***               Amendment No. 1 to Rayovac Shareholders Agreement, dated August 1, 1997, by and among the
                       Company and the shareholders of the Company referred to therein.
 4.11*****             Amendment No. 2 to Rayovac Shareholders Agreement, dated as of April 8, 1999, by and among the Company and the Shareholders of the Company referred to therein.
 4.12*                 Specimen certificate representing the Common Stock.
 27                    Financial Data Schedule.
----------------

*          Incorporated  by  reference  to  the  Company's   Registration   Statement  on  Form S-1   (Registration
           No. 333-35181) filed with the Commission.
**         Incorporated  by  reference  to  the  Company's   Registration   Statement  on  Form S-1   (Registration
           No. 333-17895) filed with the Commission.
***        Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarterly period ended June 29, 1997, filed with the
           Commission on August 13, 1997.
****       Incorporated  by  reference  to  the  Company's   Registration   Statement  on  Form S-3   (Registration
           No. 333-49281) filed with the Commission.
*****      Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarterly


           period ended April 4, 1999, filed with the Commission on February 17, 1999.
******     Incorporated by reference to the Company's Quarterly Report on Form
           10-Q for the quarterly period ended April 4, 1999, filed with the
           Commission on May 17, 1999.
+          Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the
           Commission on December 23, 1997.
+++++      Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 24, 1999, as subsequently amended on October 26, 1999.

         (b) Reports on Form 8-K: On October 26, 1999, we filed two current reports on Form 8-K/A. Amendment number one provided information required by Item 7 of our Form 8-K originally filed on August 9, 1999 in connection with our Latin American acquisition. Amendment number two amended and supplemented certain of the exhibits thereto.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 12, 2000


                                            RAYOVAC CORPORATION



                                  By:
                                     ------------------------------------------
                                     Randall J. Steward
                                     Executive Vice President of Administration
                                     and Chief Financial Officer