Form 10-Q
period 2000-07-02
RAYOVAC CORP
filed 2000-08-15
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    July 2, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

                  Commission File Number    001-13615
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


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes ( X ) No ( )

         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 11, 2000, was 27,523,362.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                       RAYOVAC CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS
               July 2, 2000 and September 30, 1999
                           (Unaudited)
            (In thousands, except per share amounts)



                                                                    2000            1999
                                                                  ---------       ---------
                                    -ASSETS-
Current assets:
    Cash and cash equivalents                                     $   8,929       $  11,065
    Receivables                                                     109,583         141,321
    Inventories                                                     110,749          82,418
    Prepaid expenses and other                                       22,871          22,849
                                                                  ---------       ---------
           Total current assets                                     252,132         257,653

Property, plant and equipment, net                                  110,377         110,778
Deferred charges and other, net                                      35,550          36,420
Intangible assets, net                                              126,436         128,850
                                                                  ---------       ---------
           Total  assets                                          $ 524,495       $ 533,701
                                                                  =========       =========


                     -LIABILITIES AND SHAREHOLDERS' EQUITY -
Current liabilities:
    Current maturities of long-term debt                          $  30,094       $  22,895
    Accounts payable                                                 77,534          85,524
    Accrued liabilities:
         Wages and benefits and other                                32,117          37,556
         Recapitalization and other special charges                   1,116           7,282
                                                                  ---------       ---------
           Total current liabilities                                140,861         153,257

Long-term debt, net of current maturities                           284,514         307,426
Employee benefit obligations, net of current portion                 14,987          12,860
Other                                                                13,588          13,698
                                                                  ---------       ---------
           Total liabilities                                        453,950         487,241

Shareholders' equity:
    Common stock, $.01 par value, authorized 150,000 shares;
      issued 57,002 and 56,970 shares respectively;
      outstanding 27,523 and 27,490 shares, respectively                570             570
Additional paid-in capital                                          103,758         103,577
Retained earnings                                                    95,748          70,100
Accumulated other comprehensive income:                                 655           2,199
Notes receivable from officers/shareholders                          (1,090)           (890)
                                                                  ---------       ---------
                                                                    199,641         175,556

Less treasury stock, at cost, 29,479 and 29,480
   shares, respectively                                            (129,096)       (129,096)
                                                                  ---------       ---------
           Total shareholders' equity                                70,545          46,460
                                                                  ---------       ---------
           Total liabilities and shareholders' equity             $ 524,495       $ 533,701
                                                                  =========       =========



SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three and nine month periods ended July 2, 2000 and July 4, 1999
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                               THREE MONTHS                     NINE MONTHS
                                                         -------------------------       ------------------------
                                                           2000             1999            2000          1999
                                                         ---------       ---------       ---------      ---------
Net sales                                                $ 152,000       $ 120,440       $ 509,386      $ 391,951
Cost of goods sold                                          77,302          63,367         260,863        203,883
                                                         ---------       ---------       ---------      ---------
     Gross profit                                           74,698          57,073         248,523        188,068

Selling                                                     39,241          33,105         139,785        113,148
General and administrative                                  13,109           8,423          38,395         25,144
Research and development                                     2,580           2,383           7,872          7,235
Other special charges                                            -             834               -          2,220
                                                         ---------       ---------       ---------      ---------
     Total operating expenses                               54,930          44,745         186,052        147,747

        Income from operations                              19,768          12,328          62,471         40,321

Interest expense                                             7,727           3,638          22,979         10,778
Other expense (income), net                                   (387)           (834)             33           (452)
                                                         ---------       ---------       ---------      ---------
Income before income taxes                                  12,428           9,524          39,459         29,995

Income tax expense                                           4,350           3,373          13,811         10,789
                                                         ---------       ---------       ---------      ---------
        Net income                                       $   8,078       $   6,151       $  25,648      $  19,206
                                                         =========       =========       =========      =========

BASIC EARNINGS PER SHARE
Weighted average shares of common stock outstanding         27,511          27,488          27,497         27,485
Net Income                                               $    0.29       $    0.22       $    0.93      $    0.70

DILUTED EARNINGS PER SHARE
Weighted average shares outstanding
  and equivalents outstanding                               29,044          29,305          29,069         29,262
Net Income                                               $    0.28       $    0.21       $    0.88      $    0.66


SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the nine month periods ended July 2, 2000 and July 4, 1999
                                   (Unaudited)
                                 (In thousands)


                                                                       2000           1999
                                                                    ---------       ---------
Cash flows from operating activities:
       Net income                                                   $  25,648       $  19,206
       Non-cash adjustments to net income:
           Amortization                                                 4,795           1,938
           Depreciation                                                11,954           8,506
           Other non-cash adjustments                                   4,690            (220)
       Net changes in assets and liabilities                           (9,866)        (18,828)
                                                                    ---------       ---------
              Net cash provided by operating activities                37,221          10,602

Cash flows from investing activities:
       Purchases of property, plant and equipment                     (12,452)        (16,370)
       Proceeds from sale of property, plant and equipment                407              26
                                                                    ---------       ---------
              Net cash used by investing activities                   (12,045)        (16,344)

Cash flows from financing activities:
       Reduction of debt                                             (150,663)         (5,515)
       Proceeds from debt financing                                   130,395          11,234
       Cash overdraft and other                                        (6,886)           (200)
                                                                    ---------       ---------
              Net cash provided (used) by financing activities        (27,154)          5,519
                                                                    ---------       ---------
Effect of exchange rate changes on cash and cash
       equivalents                                                       (158)             13
                                                                    ---------       ---------
              Net decrease in cash and cash equivalents                (2,136)           (210)

Cash and cash equivalents, beginning of period                         11,065           1,594
                                                                    ---------       ---------
Cash and cash equivalents, end of period                            $   8,929       $   1,384
                                                                    =========       =========


SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 2, 2000, results of operations for the three and nine month periods ended July 2, 2000, and July 4, 1999, and cash flows for the nine month periods ended July 2, 2000, and July 4, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 1999. Certain prior year amounts have been reclassified to conform with the current year presentation.

         DERIVATIVE FINANCIAL INSTRUMENTS: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

         The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into a series of interest rate swap agreements which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 for the period October 1999 through October 2002. The unrealized portion of the fair value of these contracts at July 2, 2000 was $1,014.

         The Company has entered into a set of foreign exchange put and call option contracts for the period December 1999 through September 2000 to hedge the risk from settlement of US Dollar-denominated debt with Mexican Pesos. Buying a Peso put allows the Company to exchange a specified quantity of Pesos for U.S. Dollars with the seller of the put at a fixed exchange rate through a specified date. Selling a Peso put allows the buyer of the put to exchange a specified quantity of Pesos for U.S. Dollars with the Company at a fixed exchange rate through a specified date. Selling a Peso call allows the buyer of the call to exchange a specified quantity of Pesos for U.S. Dollars with the Company at a fixed exchange rate through a specified date. The set of contracts effectively fixes the exchange rate for Pesos to Dollars to a range with a ceiling determined by the strike rate of the call sold, and a floor determined by the strike rate of the put purchased but further limited to the strike rate of the put sold. If the actual market rate of exchange declines past the strike rate of the put sold, the benefit of the put purchased is gradually offset to zero at which point the Company is effectively exposed to fluctuation in the Peso/U.S. Dollar rate as though no hedge contract existed. The cost of the first put and premiums received from sale of the second put and the call, are amortized over the life of the contracts and are recorded as an adjustment to foreign exchange gains or losses to income. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable. The Company has $5,000 of such option contracts at July 2, 2000. The unrealized portion of the fair value of these contracts at July 2, 2000 was immaterial.

         The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of inter-company purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable. The Company has $5,394 of such forward exchange contracts at July 2, 2000. The unrealized portion of the fair value of the contracts at July 2, 2000 was immaterial.

         The Company enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $2,940 of such forward exchange contracts at July 2, 2000. The unrealized portion of the fair value of the contracts at July 2, 2000, was $42.

         The Company enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars. The Company has approximately $10,100 of such forward exchange contracts denominated in Mexican Pesos at July 2, 2000. The unrealized portion of the fair value of the contracts at July 2, 2000, was ($89).

         The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges some of this risk through the use of commodity swaps, calls and puts. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. Buying calls allows the Company to purchase a specified quantity of a commodity for a fixed price through a specified date. Selling puts allows the buyer of the put to sell a specified quantity of a commodity to the Company for a fixed price through a specific date. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodities. The cost of the calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. At July 2, 2000, the Company had entered into a series of swaps for zinc with a contract value of $7,303 for the period June 2000 through March 2001. While these transactions have no carrying value, the unrealized portion of the fair value of these contracts at July 2, 2000, was $168.

         In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company will adopt SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, on October 1, 2000. Although the Company continues to review the effect of the implementation of SFAS No. 133, the Company does not currently believe its adoption will have a material impact on its financial position or overall trends in results of operations and does not believe adoption will result in significant changes to its financial risk management practices. However, the impact of adoption of SFAS No. 133 on the Company's results of operations is dependent upon the fair values of the Company's derivatives and related financial instruments at the date of adoption and could result in more pronounced quarterly fluctuations in other income and expense.

     2   INVENTORIES

         Inventories consist of the following:


                                                                         JULY 2, 2000              SEPTEMBER 30, 1999
                                                                         ------------              ------------------
                  Raw material.....................................          $ 32,252                      $29,287
                  Work-in-process..................................            18,377                       16,077
                  Finished goods...................................            60,120                       37,054
                                                                             --------                      -------
                                                                             $110,749                      $82,418
                                                                             ========                      =======


     3   OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income
         (loss) for the three and nine months ended July 2, 2000 and July 4, 1999 are as follows:


                                                                         THREE MONTHS             NINE MONTHS
                                                                         ------------             -----------
                                                                      2000         1999         2000        1999
                                                                      ----         ----         ----        ----
            Net income.........................................      $8,078       $6,151      $25,648      19,206
            Other comprehensive (loss) income:
              foreign currency translation.....................       (657)           40      (1,544)       (607)
                                                                     ------       ------      -------     -------
            Comprehensive income...............................      $7,421       $6,191      $24,104     $18,599
                                                                     ======       ======      =======     =======


     4   NET INCOME PER COMMON SHARE

         Net income per common share for the three months and nine months ended July 2, 2000 and July 4, 1999 is calculated based upon the following shares:


                                                                         THREE MONTHS               NINE MONTHS
                                                                         ------------               -----------
                                                                       2000         1999          2000         1999
                                                                       ----         ----          ----         ----
        Basic...............................................          27,511       27,488        27,497       27,485
        Effect of assumed conversion of options.............           1,533        1,817         1,572        1,777
                                                                      ------       ------        ------       ------
        Diluted.............................................          29,044       29,305        29,069       29,262
                                                                      ======       ======        ======       ======


     5   COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with the 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable, up to Year 2022. The Company incurred royalty expenses of $2,000 for 1997, 1998 and 1999. Additionally, the Company has committed to purchase $102 of tooling at July 2, 2000.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party at various sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $2,112, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

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

                           1999 RESTRUCTURING SUMMARY


                                                               TERMINATION    OTHER
                                                                BENEFITS      COSTS       TOTAL
                                                                --------      -----       -----
                 Expense accrued.........................       $ 2,500    $  3,400    $ 5,900
                 Cash expenditures.......................          (200)         --       (200)
                                                                -------    --------    -------

               Balance September 30, 1999................       $  2,300   $  3,400    $  5,700
                                                                -------    --------    -------

                 Cash expenditures.......................        (1,200)         --     (1,200)
                 Non-cash charges........................             --    (2,800)     (2,800)
                                                                -------    --------    -------

               Balance January 2, 2000...................       $  1,100   $    600    $  1,700
                                                                -------    --------    -------

                 Cash expenditures.......................          (500)      (100)       (600)
                 Non-cash expenditures...................             --      (500)       (500)
                                                                -------    --------    -------

               Balance April 2, 2000.....................       $    600   $     --    $    600
                                                                -------    --------    -------

                 Cash expenditures.......................          (500)         --       (500)
                                                                -------    --------    -------

               Balance July 2, 2000......................       $    100   $     --    $    100
                                                                ========   ========      ========


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

                           1998 RESTRUCTURING SUMMARY


                                                           TERMINATION    OTHER
                                                             BENEFITS     COSTS       TOTAL
                                                             --------     -----       -----
            Expense accrued..........................       $ 3,700    $ 3,800    $  7,500

            Change in estimate.......................          (100)       500         400
            Expensed as incurred.....................           200      1,300       1,500
            Cash expenditures........................        (1,500)    (1,400)     (2,900)
            Non-cash charges.........................            --     (1,600)     (1,600)
                                                            -------    -------    --------

          Balance September 30, 1998.................       $ 2,300    $ 2,600    $  4,900
                                                            -------    -------    --------

            Change in estimate.......................          (500)         --       (500)
            Expensed as incurred.....................            300      2,800       3,100
            Cash expenditures........................        (2,000)    (4,500)     (6,500)
            Non-cash charges.........................            --       (900)       (900)
                                                            -------    -------    --------

          Balance September 30, 1999.................       $   100    $    --    $    100
                                                            -------    -------    --------

          Cash expenditures..........................          (100)        --        (100)
                                                            -------    -------    --------

          Balance July 2, 2000.......................       $    --    $    --    $     --
                                                            =======    =======    ========


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


REVENUES FROM EXTERNAL                        THREE MONTH PERIODS ENDED                  NINE MONTH PERIODS ENDED
CUSTOMERS                                     -------------------------                  ------------------------
                                          JULY 2, 2000      JULY 4, 1999          JULY 2, 2000           JULY 4, 1999
                                          ------------      ------------          ------------           ------------
North America.........................      $112,866         $104,651               $383,301               $340,649
Latin America.........................        27,073            1,092                 83,096                  3,323
Europe/ROW............................        12,061           14,697                 42,989                 47,979
                                            --------         --------               --------               --------
Total segments........................      $152,000         $120,440               $509,386               $391,951
                                            ========         ========               ========               ========



INTER SEGMENT REVENUES                        THREE MONTH PERIODS ENDED                  NINE MONTH PERIODS ENDED
                                              -------------------------                  ------------------------
                                          JULY 2, 2000      JULY 4, 1999          JULY 2, 2000           JULY 4, 1999
                                          ------------      ------------          ------------           ------------
North America.........................      $  4,665         $  3,377               $ 17,309               $ 13,811
Latin America.........................           208               --                    208                     --
Europe/ROW............................           327              121                    642                    663
                                            --------         --------               --------               --------
Total segments........................      $  5,200         $  3,498               $ 18,159               $ 14,474
                                            ========         ========               ========               ========



SEGMENT PROFIT                                THREE MONTH PERIODS ENDED                  NINE MONTH PERIOD ENDED
                                              -------------------------                  -----------------------
                                          JULY 2, 2000      JULY 4, 1999          JULY 2, 2000           JULY 4, 1999
                                          ------------      ------------          ------------           ------------
North America.........................      $ 22,361         $ 16,598               $ 66,729               $ 54,259
Latin America.........................         4,952              381                 15,115                    970
Europe/ROW............................           627            2,621                  4,661                  6,772
                                            --------         --------               --------               --------
Total segments........................        27,940           19,600                 86,505                 62,001

Corporate.............................         8,172            6,438                 24,034                 19,460
Special charges.......................            --              834                     --                  2,220
Interest expense......................         7,727            3,638                 22,979                 10,778
Other (income) expense, net...........          (387)            (834)                    33                   (452)
                                            --------         --------               --------               --------
Income before income taxes............      $ 12,428         $  9,524               $ 39,459               $ 29,995
                                            ========         ========               ========               ========



SEGMENT ASSETS                                                                    JULY 2, 2000           JULY 4, 1999
                                                                                  ------------           ------------
North America..........................................................             $265,999               $244,331
Latin America..........................................................              192,606                     --
Europe/ROW.............................................................               27,825                 28,634
                                                                                    --------               --------
Total segments.........................................................             $486,430               $272,965

Corporate..............................................................               38,065                 26,592
                                                                                    --------               --------
Total assets at period end.............................................             $524,495               $299,557
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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                               As of July 2, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                       GUARANTOR     NONGUARANTOR                CONSOLIDATED
                                                           PARENT     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                           ------     ------------   ------------  ------------  ------------
                                                                 -ASSETS-

Current assets:
       Cash and cash equivalents                          $   1,005     $      47     $   7,877           $ -     $   8,929
       Receivables                                           57,707        32,538        38,403       (19,065)      109,583
       Inventories                                           80,178             -        30,927          (356)      110,749
       Prepaid expenses and other                            17,920          (328)        5,279             -        22,871
                                                          ---------     ---------     ---------     ---------     ---------
            Total current assets                            156,810        32,257        82,486       (19,421)      252,132

Property, plant and equipment, net                           76,990            54        33,333             -       110,377
Deferred charges and other, net                              33,874             -         2,534          (858)       35,550
Intangible assets, net                                       95,162             -        31,462          (188)      126,436
Investment in subsidiaries                                  122,703        90,679             -      (213,382)            -
                                                          ---------     ---------     ---------     ---------     ---------
       Total assets                                       $ 485,539     $ 122,990     $ 149,815     $(233,849)    $ 524,495
                                                          =========     =========     =========     =========     =========


                                             -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
       Current maturities of long-term debt               $  18,431           $ -     $  11,779     $    (116)    $  30,094
       Accounts payable                                      70,011             -        25,984       (18,461)       77,534
       Accrued liabilities:
            Wages and benefits and other                     20,278          (153)       11,955            37        32,117
            Recapitalization and other special charges        1,116             -             -             -         1,116
                                                          ---------     ---------     ---------     ---------     ---------
                Total current liabilities                   109,836          (153)       49,718       (18,540)      140,861

Long-term debt, net of current maturities                   285,125             -           189          (800)      284,514
Employee benefit obligations, net of current portion         14,987             -             -             -        14,987
Other                                                         3,919           440         9,229             -        13,588
                                                          ---------     ---------     ---------     ---------     ---------
            Total liabilities                               413,867           287        59,136       (19,340)      453,950

Shareholders' equity:
       Common stock                                             569             1        12,072       (12,072)          570
       Additional paid-in capital                           103,640        62,788        54,897      (117,567)      103,758
       Retained earnings                                     96,994        58,793        22,589       (82,628)       95,748
       Accumulated other comprehensive income                   655         1,121         1,121        (2,242)          655
       Notes receivable from officers/shareholders           (1,090)            -             -             -        (1,090)
                                                          ---------     ---------     ---------     ---------     ---------
                                                            200,768       122,703        90,679      (214,509)      199,641

Less treasury stock, at cost                               (129,096)            -             -             -      (129,096)
                                                          ---------     ---------     ---------     ---------     ---------
       Total shareholders' equity                            71,672       122,703        90,679      (214,509)       70,545
                                                          ---------     ---------     ---------     ---------     ---------
       Total liabilities and shareholders' equity         $ 485,539     $ 122,990     $ 149,815     $(233,849)    $ 524,495
                                                          =========     =========     =========     =========     =========


                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three month period ended July 2, 2000
                                   (Unaudited)
                                 (In thousands)


                                                    GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                        PARENT      SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                        ------      ----------   ------------   ------------  ------------
Net sales                              $ 106,547     $   9,158     $  43,451     $  (7,156)    $ 152,000
Cost of goods sold                        51,532         8,883        23,944        (7,057)       77,302
                                       ---------     ---------     ---------     ---------     ---------
   Gross profit                           55,015           275        19,507           (99)       74,698

Selling                                   30,083           163         9,094           (99)       39,241
General and administrative                12,399        (2,443)        2,966           187        13,109
Research and development                   2,549             -            31             -         2,580
                                       ---------     ---------     ---------     ---------     ---------
   Total operating expenses               45,031        (2,280)       12,091            88        54,930

   Income from operations                  9,984         2,555         7,416          (187)       19,768

     Interest expense                      7,412             -           315             -         7,727
     Equity in profit of subsidiary       (8,075)       (6,148)            -        14,223             -
     Other (income) expense, net            (348)         (138)          (49)          148          (387)
                                       ---------     ---------     ---------     ---------     ---------
Income before income taxes                10,995         8,841         7,150       (14,558)       12,428

Income tax expense                         2,582           766         1,002             -         4,350
                                       ---------     ---------     ---------     ---------     ---------
   Net income                          $   8,413     $   8,075     $   6,148     $ (14,558)    $   8,078
                                       =========     =========     =========     =========     =========


                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine month period ended July 2, 2000
                                   (Unaudited)
                                 (In thousands)


                                                  GUARANTOR    NONGUARANTOR                CONSOLIDATED
                                       PARENT   SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     TOTAL
                                       ------   ------------   ------------  ------------  ------------
Net sales                            $ 364,869     $  30,937     $ 139,447    $ (25,867)    $ 509,386
Cost of goods sold                     178,560        30,009        78,059      (25,765)      260,863
                                     ---------     ---------     ---------    ---------     ---------
   Gross profit                        186,309           928        61,388         (102)      248,523

Selling                                111,811           493        27,592         (111)      139,785
General and administrative              37,441        (8,409)       10,296         (933)       38,395
Research and development                 7,789             -            83            -         7,872
                                     ---------     ---------     ---------    ---------     ---------
   Total operating expenses            157,041        (7,916)       37,971       (1,044)      186,052

   Income from operations               29,268         8,844        23,417          942        62,471

   Interest expense                     22,452             -           558          (31)       22,979
   Equity in profit of subsidiary      (24,334)      (15,494)            -       39,828             -
   Other (income) expense, net            (871)         (137)          863          178            33
                                     ---------     ---------     ---------    ---------     ---------
                                        (2,753)      (15,631)        1,421       39,975        23,012

Income before income taxes              32,021        24,475        21,996      (39,033)       39,459

Income tax expense                       7,168           141         6,502            -        13,811
                                     ---------     ---------     ---------    ---------     ---------
   Net income                        $  24,853     $  24,334     $  15,494    $ (39,033)    $  25,648
                                     =========     =========     =========    =========     =========


                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the Nine month period ended July 2, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                          GUARANTOR    NONGUARANTOR                 CONSOLIDATED
                                                              PARENT      SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                                              ------      ----------   ------------   ------------  ------------
Net cash provided (used) by operating activities             $  34,489     $       -     $   5,698     ($  2,966)    $  37,221

Cash flows from investing activities:
        Purchases of property, plant and equipment              (8,978)            -        (3,474)            -       (12,452)
        Proceeds from sale of property, plant, and equip           407             -             -             -           407
                                                             ---------     ---------     ---------     ---------     ---------
Net cash used by investing activities                           (8,571)            -        (3,474)            -       (12,045)


Cash flows from financing activities:
        Reduction of debt                                     (135,770)            -       (14,893)            -      (150,663)
        Proceeds from debt financing                           116,353             -        11,075         2,967       130,395
        Cash overdraft and other                                (6,867)            -           (19)            -        (6,886)
                                                             ---------     ---------     ---------     ---------     ---------
Net cash provided (used) by financing activities               (26,284)            -        (3,837)        2,967       (27,154)

Effect of exchange rate changes on cash and cash
        equivalents                                                  -             -          (158)            -          (158)
                                                             ---------     ---------     ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents              (366)            -        (1,771)            1        (2,136)

Cash and cash equivalents, beginning of period                   1,371            47         9,648            (1)       11,065
                                                             ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                     $   1,005     $      47     $   7,877     $       -     $   8,929
                                                             =========     =========     =========     =========     =========


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL QUARTER AND NINE MONTHS ENDED JULY 2, 2000 COMPARED TO
FISCAL QUARTER AND NINE MONTHS ENDED JULY 4, 1999



         NET SALES. Net sales for the three months ended July 2, 2000 (the "Fiscal 2000 Quarter") increased $31.6 million, or 26.2%, to $152.0 million from $120.4 million in the three months ended July 4, 1999 (the "Fiscal 1999 Quarter"). The increase was driven by increased sales of alkaline and rechargeable alkaline batteries, plus an additional $27.1 million in sales in Latin America, which was the result of acquiring the Latin America battery business from ROV Limited in August, 1999, partially offset by lower sales of hearing aid batteries.

         Net sales for the nine months ended July 2, 2000 (the "Fiscal 2000 Nine Months") increased $117.4 million, or 29.9%, to $509.4 million from $392.0 million in the nine months ended July 4, 1999 (the "Fiscal 1999 Nine Months"). The increase was driven by increased sales of alkaline batteries, rechargeable alkaline batteries and lighting products plus an additional $83.1 million in sales in Latin America.

         NET INCOME. Net income for the Fiscal 2000 Quarter increased $1.9 million, or 30.6%, to $8.1 million from $6.2 million in the Fiscal 1999 Quarter. The increase reflects the impact of the Latin America acquisition, sales growth in North America, improved gross profit margins, partially offset by weakness in Europe/Rest of World and increased operating and interest expense.

         Net income for the Fiscal 2000 Nine Months increased $6.4 million, or 33.3%, to $25.6 million from $19.2 million in the Fiscal 1999 Nine Months. The increase reflects the impact of the Latin America acquisition, improved gross profit margins, partially offset by increased operating and interest expense.

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


                                                                   FISCAL QUARTER                 NINE MONTHS
                                                                   --------------                 -----------
NORTH AMERICA                                                   2000             1999        2000             1999
                                                                ----             ----        ----             ----
Revenue from external customers.........................       $112.9           $104.6      $383.3           $340.7
Profitability...........................................         22.4             16.6        66.7             54.3
Profitability as a % of net sales.......................         19.8%            15.9%       17.4%            15.9%
Assets..................................................        266.0            244.3       266.0            244.3


         Our sales to external customers increased $8.3 million, or 7.9%, to $112.9 million in the Fiscal 2000 Quarter from $104.6 million the previous year due primarily to increased sales of alkaline and rechargeable alkaline batteries. Alkaline sales increases of $6.5 million, or 11.8%, were driven by new customers and expanded distribution with existing customers. Rechargeable alkaline batteries sales increases of $3.3 million, or 62.5%, were primarily driven by the introduction of Nickel Metal Hydride (NIMH) rechargeable batteries at a major mass merchandiser. Hearing aid batteries sales were slightly below last year, experiencing a sales decrease of $0.2 million, or 2.3%, primarily reflecting continued softness in the overall hearing aid device category.

         In the Fiscal 2000 Nine Months, our sales to external customers increased $42.6 million, or 12.5%, to $383.3 million from $340.7 million the previous year due primarily to increased sales of alkaline batteries, lighting products, heavy duty batteries and rechargeable alkaline batteries partially offset by lower sales of hearing aid batteries.

Alkaline sales increases of $36.1 million, or 19.9%, were driven by new customers, expanded distribution with existing customers, and strong promotional programs. Sales of lighting products increased $5.0 million, 9.6%, due primarily to the ongoing introduction of new products combined with expanded distribution with new and existing accounts. Exclusive distribution to a major mass merchandiser contributed to the increase in sales of heavy duty batteries of $3.2 million, or 12.2%. Rechargeable alkaline sales increases of $4.9 million, or 27.7%, were driven by the introduction of NiMH and strong promotions with a major mass merchandiser. Sales of hearing aid batteries decreased $3.7 million, or 11.0%, primarily as a result of planned inventory reduction at several professional and retail distribution accounts, a reduction in promotional programs, and softening in the hearing aid device marketplace.

         Our profitability increased $5.8 million, or 34.9%, to $22.4 million in the Fiscal 2000 Quarter from $16.6 million in the Fiscal 1999 Quarter and $12.4 million, or 22.8%, to $66.7 million in the Fiscal 2000 Nine Months from $54.3 million in the Fiscal 1999 Nine Months. These increases were primarily attributed to the sales increase and improved gross profit margins reflecting previously announced cost rationalization initiatives, increased volume, and a shift in product mix partially offset by increased distribution and promotional costs.

         Our assets increased $21.7 million, or 8.9%, to $266.0 million from $244.3 million the previous year due primarily to an increase in inventories supporting sales growth and new product introductions, ongoing capital programs, partially offset by a decrease in accounts receivable reflecting timing of customer payments.


                                                                   FISCAL QUARTER                       NINE MONTHS
                                                                   --------------                       -----------
LATIN AMERICA                                                  2000              1999             2000              1999
                                                               ----              ----             ----              ----
Revenue from external customers........................        $27.1             $1.1             $83.1             $3.3
Profitability..........................................          5.0              0.4              15.1              1.0
Profitability as a % of net sales......................         18.5%            36.4%             18.2%            30.3%
Assets.................................................        192.6             --               192.6             --


         ROV Limited was one of our customers prior to the acquisition. Revenues for the region for the Fiscal 1999 Quarter and Nine Months represents sales to ROV Limited as an external customer. Our increase in assets is attribitable to the acquisition, in August 1999, of the consumer battery business of ROV Limited in Latin America.

         The Fiscal 2000 Quarter and Fiscal 2000 Nine Months sales in the region are primarily heavy duty batteries. The Fiscal 2000 Quarter and Fiscal 2000 Nine Months sales benefited from price increases in certain countries implemented in the second quarter, new distribution of alkaline batteries in mass merchandiser chains, and expansion of distribution into the southern region of South America.

         For the Fiscal 2000 Quarter, our profitability was $5.0 million, which was 18.5% of net sales, and represents an increase of $4.6 million from the Fiscal 1999 Quarter. Profitability in the Fiscal 2000 Nine Months was $15.1 million, which was 18.2% of net sales, and represents an increase of $14.1 million from the Fiscal 1999 Nine Months.


                                                                   FISCAL QUARTER                       NINE MONTHS
                                                                   --------------                       -----------
EUROPE/ROW                                                       2000              1999             2000              1999
                                                                 ----              ----             ----              ----
Revenue from external customers..........................       $12.1            $14.7             $43.0            $48.0
Profitability............................................         0.6              2.6               4.7              6.8
Profitability as a % of net sales........................         5.0%            17.7%             10.9%            14.2%
Assets...................................................        27.8             28.6              27.8             28.6


         Our sales to external customers decreased $2.6 million, or 17.7%, to $12.1 million in the Fiscal 2000 Quarter from $14.7 million the previous year due primarily to the impacts of currency devaluation, the exit of certain private label battery alkaline business in Europe, and the termination of certain non-performing foreign distributors in September of 1999.

         In the Fiscal 2000 Nine Months, our sales to external customers decreased $5.0 million, or 10.4%, to $43.0 million from $48.0 million the previous year due primarily the impacts of currency devaluation, a decision to exit certain private label alkaline battery business in Europe, termination of certain non-performing foreign distributors, and sales volume softness in Europe negatively impacting our hearing aid battery and watch battery business.

         Our profitability decreased $2.0 million, or 76.9%, in the Fiscal 2000 Quarter and $2.1 million, or 30.9%, in the Fiscal 2000 Nine Months reflecting the impact of currency devaluation, lower gross profit margins, unfavorable shift in product mix, and higher operating expenses as a percentage of sales.

         Our assets decreased $0.8 million, or 2.8%, to $27.8 million from $28.6 million the previous year due primarily to a decrease in inventories and other assets reflecting weaker sales in the Fiscal 2000 Quarter.

         CORPORATE EXPENSE. Our corporate expense increased $1.8 million, or 28.1%, to $8.2 million in the Fiscal 2000 Quarter from $6.4 million the previous year and $4.5 million, or 23.1%, to $24.0 million in the Fiscal 2000 Nine Months from $19.5 million the previous year. These increases were primarily due to increased legal expenses, research and development expenses and depreciation costs related to the operation of our new computer systems. The increase in legal expenses primarily reflects costs incurred in the patent infringement lawsuit against Duracell Incorporated and the Gillette Company. As a percentage of total sales, our corporate expense was 5.3% in the Fiscal 2000 Quarter and Fiscal 1999 Quarter and 4.7% in the Fiscal 2000 Nine Months compared to 5.0% in the previous year reflecting leveraging fixed costs over greater sales volume.

         SPECIAL CHARGES. We recorded no special charges in the Fiscal 2000 Quarter or Fiscal 2000 Nine Months. Special charges of $0.8 million were recognized in the Fiscal 1999 Quarter primarily reflecting costs associated with the closing of our Appleton, Wisconsin facility. Special charges of $2.2 million were recognized in the Fiscal 1999 Nine Months related to the closings of our Appleton, Wisconsin, facility; Newton Aycliffe, United Kingdom facility; and the consolidation of battery packaging operations at our Madison, Wisconsin, facility.

         INCOME FROM OPERATIONS. Our income from operations increased $7.5 million, or 61.0%, to $19.8 million in the Fiscal 2000 Quarter from $12.3 million the previous year and increased $22.2 million, or 55.1%, to $62.5 million in the Fiscal 2000 Nine Months from $40.3 million the previous year. These increases were primarily due to increased profitability in North America and Latin America, which includes the Latin American acquisition, partially offset by weakness in Europe/ROW and increased corporate expenses.

         INTEREST EXPENSE. Interest expense increased $4.1 million to $7.7 million in the Fiscal 2000 Quarter from $3.6 million in the prior year and $12.2 million to $23.0 million in the Fiscal 2000 Nine Months from $10.8 million in the prior year. These increases were primarily due to higher debt load associated with the Latin American acquisition, higher working capital requirements to meet expanding sales growth, and an increase in general market interest rates.

         INCOME TAX EXPENSE. Our effective tax rate was 35.0% for the Fiscal 2000 Quarter compared to 35.4% in the Fiscal 1999 Quarter and 35.0% in the Fiscal 2000 Nine Months compared to 36.0% for the Fiscal 1999 Nine Months. The lower rate this year is primarily attributable to more foreign income which is taxed at a lower effective tax rate than in the United States.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2000 Nine Months, operating activities provided $37.2 million in net cash compared with $10.6 million for Fiscal 1999 Nine Months. Operating cash flow before working capital requirements generated $47.1 million in cash flow compared to $29.4 million in the year ago nine months reflecting improvement in income from operations and higher non-cash expenses. Non-cash expenses increased $11.2 million to $21.4 million in the Fiscal 2000 Nine Months from $10.2 million in the Fiscal 1999 Nine Months. This increase is the result of amortization of intangible assets that were recognized as part of the Latin American acquisition, depreciation on the SAP business enterprise system, which was installed in fiscal year 1999, and the impact of lower deferred tax assets. Working capital increases used cash of $9.9 million in the Fiscal 2000 Nine Months, which was approximately $9.0 million lower than the Fiscal 1999 Nine Months. The improvement in working capital primarily reflects a larger investment in inventories in Latin America and North America to support sales expansion offset by a larger decrease in receivables than was experienced in the Fiscal 1999 Nine Months primarily reflecting improved receivable collections in North America. Cash costs associated with the restructuring activities announced in Fiscal 1999 have been and are expected to be funded with cash provided from operations.

         Net cash used by investing activities decreased $4.3 million versus the same period a year ago primarily reflecting lower capital expenditures. Capital expenditures for the Fiscal 2000 Nine Months were approximately $12.5 million, a decrease of $3.9 million from the Fiscal 1999 Nine Months. Expenditures in the current year were primarily for improvements to alkaline battery manufacturing and information systems hardware and software. The Company currently expects capital spending for Fiscal 2000 to be approximately $23.0 million due to alkaline capacity expansion, alkaline vertical integration programs, and enhancements to our warehouse and distribution systems.

         During the Fiscal 2000 Nine Months we granted approximately 0.7 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant.

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75.0 million. As of July 2, 2000, $65.3 million of the term loan remained outstanding and $171.5 million was outstanding under the revolving facility with approximately $16.0 million of the remaining availability utilized for outstanding letters of credit.

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

         As of July 2, 2000, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $1.8 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.7 million.

         As of July 2, 2000, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $2.5 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at July 2, 2000 due to the same change in exchange rates, would be a net loss of $0.2 million.

         As of July 2, 2000, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.5 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.1 million.

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

                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 1999 ("1999 Form 10-K") except as follows.

         In our patent infringement lawsuit against Duracell Incorporated and The Gillette Company (Rayovac Corporation v. Duracell Incorporated and The Gillette Company, Case No. 99-C-0272C O, United States District Court for the Western District of Wisconsin) as described in our 1999 Form 10-K, the jury returned a verdict on May 30, 2000 in favor of Gillette/Duracell invalidating the three Rayovac patents at issue, and the Court entered judgment to that effect on June 23, 2000. We have filed a motion to overturn the verdict as well as to grant us judgment in our favor as a matter of law, and Gillette/Duracell has filed a motion seeking recovery of its costs and attorneys' fees. Both motions are pending.

         In addition, on May 8, 2000 and prior to the jury trial in the case described above, Gillette filed a lawsuit in the German court system alleging that we and one of our distributors infringed the German counterpart of Gillette's U.S. patent at issue in The Gillette Company v. Rayovac Corporation (Case No. 99-CV-11555-PBS-United States District Court for the District of Massachusetts) as further described in our 1999 Form 10-K. We have not yet been served with the lawsuit, but we intend to deny all material allegations and vigorously defend ourselves in this action.

         We have also learned that we have been named as one of many defendants in a patent infringement lawsuit filed by The Lemelson Foundation on June 30, 2000, alleging we have infringed various machine vision and bar code scanning patents. We have not yet been served with the lawsuit, but we intend to deny all material allegations and vigorously defend ourselves in this action.

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


DATE:  August 15, 2000


                             RAYOVAC CORPORATION



                             By: /s/ RANDY STEWARD
                                 -----------------
                                   Randall J. Steward
                                   Executive Vice President of Administration
                                   and Chief Financial Officer