Form 10-K
period 2000-09-30
RAYOVAC CORP
filed 2000-12-19
CIK 1028985

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

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000.

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 001-13615

                            ------------------------

                              RAYOVAC CORPORATION

             (Exact name of registrant as specified in its charter)

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                       NAME OF EACH EXCHANGE ON
    TITLE OF EACH CLASS                    WHICH REGISTERED
    -------------------              -----------------------------
Common Stock, Par Value $.01         New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On December 18, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $217,465,808. As of December 18, 2000, there were outstanding 27,576,785 shares of the registrant's Common Stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

ITEM 1.                 BUSINESS....................................................         2
ITEM 2.                 PROPERTIES..................................................        14
ITEM 3.                 LEGAL PROCEEDINGS...........................................        15
ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........        17

                                           PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................        18
ITEM 6.                 SELECTED FINANCIAL DATA.....................................        18
ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................        21
ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................        29
ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................        30
ITEM 9.                 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................        30

                                           PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........        31
ITEM 11.                EXECUTIVE COMPENSATION......................................        34
ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT..................................................        37
ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............        39

                                           PART IV

ITEM 14.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                        8-K.........................................................        40
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

    Rayovac is a well-recognized brand name in the battery industry that was first used as a trademark for batteries in 1921. We attribute the longevity and strength of the Rayovac brand name to our high-quality products and to the success of our marketing and merchandising initiatives.

    We established our position as the leading value brand in the U.S. general alkaline battery market by offering powerful solutions for our consumers, customers and shareholders. Our solutions include:

    - delivering the best value to consumers with competitive quality and performance at a lower price

    - partnering with our customers and providing category management with innovative in-store merchandising, promotions and packaging that drive profits

    - providing long-term shareholder value by consistent performance demonstrated by four years of record setting sales, income and earnings per share growth, and we are positioned for continued growth

    We have established our position as the leader in various specialty battery niche markets through continuous technological advances, creative marketing, and strong relationships with industry professionals and manufacturers.

    Over the last several years we have broadened our distribution channels to include mass merchandisers and warehouse clubs; food, drug, and convenience stores; electronics specialty stores and department stores; hardware and automotive centers; specialty retailers; hearing aid professionals; industrial distributors; government agencies; e-tailers and original equipment manufacturers. We market all of our branded products under the Rayovac-Registered Trademark- name and selected products under sub-brand names including MAXIMUM-Registered Trademark-, RENEWAL-Registered Trademark-, Loud 'n Clear-Registered Trademark-, ProLine-Registered Trademark-, Rayovac Ultra-Registered Trademark-, Workhorse-Registered Trademark-, Roughneck-Registered Trademark-, Sportsman-Registered Trademark-, Air 4000-Registered Trademark-, XCell-Registered Trademark-, Extra-Registered Trademark- and AIRPOWER-Registered Trademark-.

    OPERATING SEGMENTS

    Our business is organized according to three geographic regions: (1) North America, (2) Latin America and (3) Europe and rest of world ("Europe/ROW"). Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each operating segment is responsible for implementing the defined strategic initiatives and achieving the financial objectives. Each geographic region has a general manager responsible for all the sales and marketing initiatives for all product lines within that region.

    OUR BUSINESS STRATEGY

    Our business strategy is centered around four key elements:

    - continue to increase the consumer awareness of the Rayovac brand name by focused marketing and advertising

    - grow our market share by expanding distribution into new channels, increasing sales to under-penetrated channels and customers, launching new products, and selectively pursuing acquisitions and alliances

    - reduce costs by rationalizing manufacturing and distribution, better utilizing existing plant capacity, outsourcing products where appropriate, reducing working capital and corporate overhead as a percent of sales

    - improve employee productivity by increasing training and education, improving business processes and supporting a pay-for-performance culture.

    To support our business strategy we have developed or implemented many changes in the last several years.

    ALIGNMENT OF SALES, MARKETING AND ADMINISTRATION WITH CUSTOMERS. In North America, our marketing department, sales organization, supply chain and support functions are aligned to better serve our diverse customer needs. We are organized in customer-focused teams to serve the following distribution channels: mass merchandisers and warehouse clubs, regional mass merchandiser, home center, hardware, consumer retail, food and drug, consumer electronics, hearing aid professionals, industrial, government and original equipment manufacturers. Our sales growth is in part due to our dedicated teams focusing on implementing channel-specific marketing strategies, sales promotions and customer service initiatives.

    SALES AND MARKETING PROGRAMS. We continue to implement broad new marketing initiatives. In the last year we have (1) continued to use Michael Jordan in our alkaline advertising and Arnold Palmer in our hearing aid advertising,
(2) continued to expand new packaging designs that enhance consumer convenience via reclosable features, (3) continued to upgrade our alkaline, rechargeable and hearing aid product performance, (4) continued to develop new innovative lighting products to expand distribution.

    RESTRUCTURING OF OUR OPERATIONS. Over the last several years we have restructured our operations to maximize our production and capacity efficiencies, reduce fixed costs, upgrade existing technology and equipment, and improve customer service. Major elements of these initiatives include:
(1) consolidating our packaging operations at our Madison, Wisconsin plant,
(2) consolidating the worldwide manufacturing of certain heavy duty batteries in Mexico, (3) closing certain of our existing manufacturing, packaging and distribution facilities, and (4) discontinuing the manufacture of watch batteries. We recorded a charge of $9.5 million in fiscal 1998 for the first three initiatives listed. We recorded a charge of $3.4 million in fiscal 1999 for the watch battery discontinuation and the remaining costs associated with the other plant closings.

    WORLD CLASS INFORMATION SYSTEMS. Rayovac continues to build on its successful implementation of SAP, our core business information software, with the addition of a financial analysis data warehouse and significant improvements to our warehouse automation. SAP and the additional integrated software packages provide us with a single source of information, standardization of processes and more readily available, timely information. The information services group is aligned with the business teams, who provide the appropriate levels of focus and collaborative efforts to deliver powerful solutions for the business.

OUR GROWTH STRATEGY

    We believe that we have significant growth opportunities in our business. We have developed strategies to increase our sales, profits and market share. Key elements of our growth strategy are:

    CONTINUE TO STRENGTHEN THE RAYOVAC BRAND NAME. We are committed to continuing to strengthen the Rayovac brand name. The Rayovac brand name is widely recognized in all markets where we compete. Over the last three years we have seen our brand awareness improve and gain on the more highly advertised Duracell and Energizer brands. To increase our brand awareness and perception of quality, we continued an integrated advertising campaign using higher levels of television and print media in North America to support our significant product performance claims highlighting performance competitive with or superior to competitive products. These performance claims are supported by new graphics, new packaging, a new advertising campaign and retail promotions. These marketing and advertising initiatives are designed to increase consumer awareness of the Rayovac brand and to increase our retail sales by heightening customers' perceptions of the quality, performance and value of our products. These initiatives have increased domestic awareness of the Rayovac brand to over 85%, with strong quality and performance perceptions.

    EMPHASIZE OUR TOTAL SOLUTION. The general battery market is becoming segmented with high performance batteries for high drain devices, standard alkaline batteries for consumers everyday needs, and lower performing alkaline products aimed at dollar stores and deep discounters. We believe that Rayovac is uniquely positioned to provide the best solutions in this segmented market. We offer Rayovac Rechargeable Nickel Metal Hydride (NiMh), which generally outperforms alkaline competition in high drain devices such as digital cameras and provides a great value for the consumer. Our Rayovac MAXIMUM battery, our standard alkaline, offers competitive quality and performance at a lower price. While the competition has focused on developing and promoting their batteries for high drain devices, a relatively small share of the total battery demand, we focus and position our products to appeal to the large segment of the population that desires value brand products, which are similar in quality and performance to the products of our major competitors. Rayovac has continued to focus on providing consumers with improved performance in Rayovac MAXIMUM, retailers' profits, value pricing for the consumer and innovative packaging designs that benefit both the consumer and the retailer. The reclosable packages introduced by Rayovac over the last two years provide the consumer with an efficient storage unit and provide the retailer with a package that generates more profit.

    EXPAND RETAIL DISTRIBUTION. We believe that our value brand positioning and innovative merchandising programs make us an attractive supplier to all channels of trade. We expanded our traditional focus on mass merchandisers to include other retail channels. We reorganized our marketing, sales, and sales support organizations by retail channel in order to increase our market share by
(1) gaining new customers, (2) selling existing customers a larger assortment of products, (3) offering a selection of products with high sell-through and
(4) utilizing more aggressive and channel specific promotional programs. In the last four years we have increased the number of stores in the United States selling our products by over 60,000 stores. As of September 2000, Rayovac products can be found in over 100,000 stores in the United States.

    FURTHER CAPITALIZE ON WORLDWIDE LEADERSHIP IN HEARING AID BATTERIES. We seek to increase our worldwide share in the hearing aid battery category by capitalizing on our leading technology and dedicated sales and marketing organization and through the completion of strategic acquisitions. We continue to use Arnold Palmer as our spokesperson in our print media campaign for hearing aid battery products. This past year we launched the new Rayovac Ultra Zinc Air hearing aid battery which will last up to 30 percent longer than other zinc air hearing aid batteries. This new hearing aid battery features patented zinc air technology that maximizes performance of the battery cell as a result of unique components and construction. This new product continues the Rayovac history of innovation in the hearing aid industry. We also market hearing aid batteries in multi-packaging designs in order to find better solutions to service the consumer.

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

    INCREASE PRESENCE IN LATIN AMERICAN & EUROPE. In Latin America, we established a strong presence with the important acquisition of ROV Limited's battery business in August 1999. The Latin American operations have an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, Venezuela, Argentina, and Chile. Rayovac has made sizable distribution gains over the last year, adding over 500 major retail accounts that represent more than 5,000 stores. We have also focused on broadening distribution by appointing quality distributors throughout Latin

America's secondary and rural markets, which house a significant number of the region's retail outlets. We have added over 500 distributors who service over 50,000 small retail locations during the first year of owning this business. In addition, we have expanded geographically in South America with our heavy duty and alkaline products. We will continue to grow in Latin America through continued geographic expansion and by increasing alkaline penetration, introducing lighting and specialty products while continuing to offer a full range of battery solutions that include heavy duty, alkaline and rechargeables.

    The ROV Limited acquisition also allowed us to control the Rayovac brand name for use worldwide except in Brazil. This will allow us additional marketing opportunities in the Middle East, Africa, and selected Asian countries.

    In Europe, we successfully increased our presence by implementing customer and consumer solutions similar to North America. In the United Kingdom, Rayovac now holds more than a 50 percent market share in the Do-It-Yourself distribution channel and has gained chain-wide distribution in one of the United Kingdom's largest grocery supermarket chains. Our plans to increase the scale of our battery operations in Europe will be realized by leveraging our strong relationships with global retailers and supporting our customers with innovative packaging and merchandising programs.

PRODUCTS

    We develop, manufacture and/or market a wide variety of batteries and battery-powered lighting devices. Our broad line of products includes:

    - general batteries, including alkaline, heavy duty, rechargeable alkaline and nickel metal hydride batteries

    - specialty batteries, including hearing aid, watch, photo, keyless entry, and personal computer clock, memory back-up batteries, rechargeable batteries for cordless telephones and chargers for rechargeable batteries

    - lighting products and lantern batteries

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

    Net sales data for our products as a percentage of net sales for fiscal 1998, fiscal 1999 and fiscal 2000 are set forth below.

                                                                  PERCENTAGE OF COMPANY
                                                                        NET SALES
                                                              ------------------------------
                                                                    FISCAL YEAR ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
PRODUCT TYPE                                                    1998       1999       2000
------------                                                  --------   --------   --------
Battery Products:
Alkaline....................................................    49.1%      50.1%      47.7%
Heavy Duty..................................................     7.8        9.9       20.5
Rechargeables...............................................     5.4        4.5        4.6
Hearing Aid.................................................    14.8       13.3        9.6
Specialty and Other Batteries...............................     9.1        8.6        6.2
                                                               -----      -----      -----
  Total.....................................................    86.2       86.4       88.6
Lighting Products and Lantern Batteries.....................    13.8       13.6       11.4
                                                               -----      -----      -----
  Total.....................................................   100.0%     100.0%     100.0%
                                                               =====      =====      =====

    A description of our major battery products including their typical uses is set forth below.

                               GENERAL BATTERIES                     HEARING AID               OTHER SPECIALTY
                                                                      BATTERIES                   BATTERIES
Technology:     Alkaline        Zinc            Nickel Metal      Zinc Air           Lithium      Silver       Nickel
                                                Hydride                                                        Metal
                                                                                                               Hydride
Types/ Common   -Disposable     Heavy Duty      Rechargeable      --                 --           --           Recharge-
Name:           -Rechargeable   (Zinc Chloride                                                                 able
                                and Zinc
                                Carbon)
Brand;          Rayovac;        Rayovac         Rayovac, Rayovac  Rayovac; Loud 'n   Rayovac      Rayovac      Rayovac
Sub-brand       MAXIMUM,                        Ultra             Clear, ProLine,                              Ultra
Names(1):       RENEWAL                         Rechargeable      Extra, Rayovac                               Recharge-
                                                                  Ultra, Air 4000,                             able
                                                                  XCell and
                                                                  AIRPOWER
Sizes:          D, C, AA, AAA, 9-volt(2) for both Alkaline and    5 sizes            5 primary    10 primary   Packs
                Zinc                                                                 sizes        sizes
                AA, AAA, 9-volt for Nickel Metal Hydride
Typical Uses:   All standard household applications including     Hearing aids       Personal     Watches      Cordless
                electronic toys, pagers, CD and cassette                             computer                  phones
                players, remote controls, digital cameras and a                      clocks and
                wide variety of industrial applications                              memory
                                                                                     back-up

                LANTERN
                BATTERIES
Technology:     Zinc
Types/ Common   Lantern
Name:           (Alkaline, Zinc
                Chloride and
                Zinc Carbon)
Brand;          Rayovac
Sub-brand
Names(1):
Sizes:          Standard lantern
Typical Uses:   Beam lanterns,
                Camping lanterns

(1) Rayovac also produces and supplies private label brands in selected categories.

(2) Rayovac does not produce 9-volt rechargeable alkaline batteries.

    ALKALINE BATTERIES. We produce a full line of alkaline batteries, including D, C, AA, AAA and 9-volt size batteries for both consumer and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac MAXIMUM brand, although we also engage in limited private label manufacture of alkaline batteries. AA and AAA size batteries are often used with smaller electronic devices such as remote controls, photography equipment, cassette players, pagers, portable compact disc players and electronic and video games. C and D size batteries are generally used in devices such as flashlights, lanterns, radios, cassette players and battery-powered toys. 9-volt size batteries are generally used in fire alarms, smoke detectors and communication devices.

    HEAVY DUTY BATTERIES. Heavy duty batteries include zinc chloride and zinc carbon batteries designed for low and medium-drain battery-powered devices such as lanterns, flashlights, radios and remote controls. We currently source our heavy duty batteries from our Mexico manufacturing facilities and outside suppliers.

    RECHARGEABLE BATTERIES. Our Renewal rechargeable battery is the only rechargeable alkaline battery in the U.S. market. Renewal batteries offer a value proposition to consumers because they can be recharged over 25 times, providing many times the life of disposable alkaline batteries at a somewhat higher retail price. The marketing message for rechargeable alkaline batteries is focused primarily on their money-saving benefits as well as their environmental benefits. Our battery charger is the only charger in the market capable of charging rechargeable alkaline and nickel metal hydride batteries. The addition of this feature, and our launch of NiMh batteries has fueled significant growth in rechargeable batteries, as our NiMh batteries currently provide double the performance of any alkaline battery in high drain devices such as digital cameras. The rapid growth of digital cameras should drive continued growth in this category in the future.

    HEARING AID BATTERIES. We are currently the largest worldwide seller of hearing aid batteries. Our strong market position is the result of (1) our hearing aid battery products having advanced technological capabilities and consistent product performance and (2) our strong distribution system and extensive marketing program for these products. Hearing aid batteries are produced in several sizes and are designed for use with various types and sizes of hearing aids. We produce five sizes and two types of zinc air button cells for use in hearing aids. We sell these batteries under the Rayovac Ultra, Loud 'n Clear, ProLine, Extra, XCell, Air 4000 and AIRPOWER brand names and under several private labels, including Beltone, Miracle Ear, Siemens and Starkey. We were the pioneer and currently are the leading manufacturer of the smallest (5A and 10A size) hearing aid batteries. Zinc air is a highly reliable, high energy density, lightweight battery system.

    SPECIALTY AND OTHER BATTERIES. Our other specialty battery products include non-hearing aid button cells, lithium coin cells, photo batteries, keyless entry batteries, as well as rechargeable nickel metal hydride. We market button and coin cells for watches, cameras, calculators, communications equipment and medical instrumentation. Our lithium coin cells are high-quality lithium batteries with certain performance advantages over other lithium battery systems. These products are used in calculators and personal computer clocks and memory back-up systems. Our lithium coin cells have outstanding shelf life and excellent performance. Our nickel metal hydride batteries are sourced for use in cordless telephones.

    LIGHTING PRODUCTS AND LANTERN BATTERIES. We are a leading marketer of battery-powered lighting devices, including flashlights, lanterns and similar portable products for the retail and industrial markets.

MERCHANDISING AND ADVERTISING

    Over the last four years, we have continued to develop our merchandising and advertising strategies. Key elements of our strategies include:

    - building the awareness and image of the Rayovac brand name

    - focusing on the reformulated MAXIMUM alkaline product line

    - improving consumer perceptions of the quality and performance of our products

    - upgrading and unifying product packaging and launching innovative new reclosable packaging

    - expanding on our position as the value brand

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

    NORTH AMERICA.

    For the last four years we have focused our advertising efforts on the MAXIMUM alkaline products. We promote our alkaline products with a major national advertising campaign utilizing Michael Jordan as the spokesperson. This campaign is designed to increase awareness of the Rayovac brand and to heighten consumers' perceptions of the quality, performance and value of our products. We conduct annual ad-tracking studies which have demonstrated that we are significantly improving consumer perceptions on each of these measures, as well as, overall awareness of the Rayovac brand.

    To market our hearing aid battery products, we continue to use a campaign featuring Arnold Palmer, a binaural wearer and user of Rayovac hearing aid batteries. Mr. Palmer has been extremely effective in promoting the use of hearing aids, expanding the market and communicating the specific product benefits of our hearing aid batteries. To reach the largest potential market for hearing aid batteries, we have also developed a corporate print advertising campaign to be used in selected publications. We pioneered the use of multi-packs and intend to further expand multi-pack distribution in additional professional and retail channels. We believe that we have developed strong relationships with hearing aid manufacturers and audiologists, the primary sellers of hearing aids, and will continue to seek opportunities to further penetrate the professional market for hearing aid products.

    We have redesigned our product graphics and packaging of other specialty battery products to achieve a uniform brand appearance with our other products and to generate greater brand awareness and loyalty. In addition, we plan to continue to develop relationships with manufacturers of communications equipment and other products in an effort to expand our share of the non-hearing aid button cell market. For example, we are actively engaged in discussions with several OEM companies to supply batteries for tire-pressure monitors. This could be a fast growing market given current concerns with tire safety. We also believe there is significant opportunity for growth in the photo and keyless entry battery markets and we seek to further penetrate the replacement market for these products.

    We have established our position in the lighting products market based on innovative product features, consistent product quality and creative product packaging. In addition, we endeavor to regularly introduce new products to stimulate consumer demand and promote impulse purchases. This year we launched our line of Harley Davidson flashlights, as well as a line of Ducks Unlimited flashlights featuring a compass that is built into the light. We continue to focus significant energy on new product development for lighting products.

    LATIN AMERICA.

    We have accomplished a successful integration of the Latin America business in the first year of ownership. Latin America has followed the North America strategy of product positioning, pricing, and advertising and promotion programs. Significant new distribution was added in the first year, over 500 major retail accounts have been added that represent more than 5,000 stores. We have also added over 500 distributors who service 50,000 small retail locations.

    We believe there are significant growth opportunities in Latin America through the sale of our alkaline and heavy duty batteries, offering additional Rayovac products through existing distribution channels and geographic expansion. In addition, we have a manufacturing base in Latin America which allows us to produce batteries and service retailers in this fast growing region.

    Currently less than 10 percent of our Latin America sales are from alkaline products. We believe approximately 30 percent of all batteries sold in Latin America are alkaline products, providing us with an opportunity to expand alkaline sales. We also believe there are growth opportunities within current distribution channels to sell additional Rayovac products.

    This year we expanded geographically into the Southern region of South America with our alkaline and heavy duty batteries. We will continue to build on our strong market position for heavy duty batteries in Central America, the Dominican Republic, Mexico, and Venezuela.

    EUROPE/ROW.

    Our marketing strategy in Europe is to capitalize on our strength in hearing aid products, maintain our momentum in the Northern European market and partner with our large global customers and expand distribution as they expand. We continue to evaluate initiatives that would allow us to expand our current distribution in the ROW market via strategic alliances.

    We continue to support our leading hearing aid battery position in Europe using our corporate advertising campaign featuring Arnold Palmer and our strong relationship with manufacturers of hearing aids. Our momentum in parts of Europe has been achieved through innovative packaging and merchandising solutions, which we will use to expand distribution. We have successfully expanded distribution in the past year with our unique reclosable packaging design.

SALES AND DISTRIBUTION

    NORTH AMERICA.

    We currently align our sales force by distribution channel. We maintain separate sales forces primarily to service (1) our retail sales and distribution channels and (2) our hearing aid professionals, industrial distributor and original equipment manufacturer sales and distribution. In addition, we use a network of independent brokers to service participants in selected distribution channels.

    Wal-Mart Stores, Inc., our largest mass merchandiser customer, represented 19%, 20% and 21% of our consolidated net sales in fiscal 1998, 1999 and 2000, respectively. Our sales to Wal-Mart Stores, Inc. primarily occur in North America.

    LATIN AMERICA.

    We align our sales force by distribution channel. As a result, we maintain two separate sales groups: one group that directly services large retailers and food and drug chains located mainly in urban areas and a second group that services through distributors and wholesalers, secondary channels like photo, grocery, hardware, stationary, industrial and other retailers located in both urban and rural areas. This sales structure enables us to focus on the rapid expansion of the alkaline category, while consolidating our leadership position in the heavy duty category.

    EUROPE/ROW.

    We maintain a separate sales force in Europe to promote the sale of all of our products. Our European operations also adopt the successful strategies, programs, unique products and category management expertise utilized in our North American business.

MANUFACTURING AND RAW MATERIALS

    We manufacture batteries in the United States, Latin America and the United Kingdom. Our Latin American operations were part of the Latin America acquisition in August 1999. In September 1999, we announced manufacturing changes which included the discontinuation of silver cell manufacturing at our Portage, Wisconsin, facility. In November 1999, we discontinued the manufacturing operations at our Valencia, Venezuela, facility and transferred this production to our Mexico City, Mexico, facility. In September 2000, we shifted the majority of our heavy duty manufacturing to our Mexico City, Mexico facility. Over the last four years, we have closed our Newton Aycliffe, United Kingdom; Kinston, North Carolina; Appleton, Wisconsin; and Valencia, Venezuela, facilities and shifted their manufacturing operations to our other facilities. We have also outsourced the manufacture of certain battery and lighting products. These efforts have increased our plant capacity utilization and eliminated some of our underused manufacturing capacity.

    During the past five years, we have expended significant resources on capital improvements, including the modernization of many of our manufacturing lines and manufacturing processes. These manufacturing improvements have enabled us to increase the quality and service life of our alkaline and zinc air batteries and to increase our manufacturing capacity. In 1999, we installed a new high-speed alkaline battery production line at our Fennimore, Wisconsin, plant. This line increased our production capacity for AA size batteries by 50%. Since fiscal 1996, our investment in new manufacturing technology, modernization and production capacity at our Fennimore plant has exceeded $20 million.

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

RESEARCH AND DEVELOPMENT

    Research and development effort has continued to focus on alkaline and zinc air but with some important contributions in other areas also. For alkaline, Rayovac has continued to benefit from technology provided under our alkaline battery technology agreement with Matsushita. For zinc air, a dedicated team of scientists and engineers develop technology independently with the objective of maintaining our leadership position in this area.

    In March 2000 we upgraded our alkaline AAA product with the latest technology from Matsushita. This upgrade resulted in significant performance improvements. Additional improvements and cost reductions were achieved across the product line through the efforts of Rayovac engineers and scientists.

    In May 2000 we introduced upgraded zinc air products in four battery sizes. These upgraded products deliver improved service life and were achieved in addition to similar upgrades introduced last year. Our research and development group continues to maintain close alliances with the developers of hearing aid devices and worked in conjunction with these developers during 2000 on further product enhancements that will be seen in the marketplace towards the end of fiscal 2001.

    In addition to alkaline and zinc air, research and development efforts have been applied to zinc chloride, lithium carbon fluoride and nickel metal hydride battery chemistries. The presence of mercury and cadmium has been eliminated from the zinc chloride C and D batteries manufactured by the Rayovac Latin American operations. New products have been developed for lithium carbon fluoride which have better temperature and rate performance. These batteries are expected to find application in tire pressure sensors and other devices where shelf life and stability are essential. In fiscal 2000, Rayovac began to commit resources to nickel metal hydride research and development. These efforts are expected to produce benefits during fiscal 2001 in the areas of batteries and chargers.

    Our research and development efforts in the lighting products and lantern batteries category are focused on the development of new products. New product introductions in fiscal 2000 included a range of Harley Davidson lights, a new industrial light, and a compass light.

    Our research and development group includes approximately 100 employees. The expense for some of our research and development employees is funded by U.S government contracts. Our expenditures for research and development were approximately $10.8 million for fiscal 2000, $9.8 million for fiscal 1999 and $9.4 million for fiscal 1998.

INFORMATION SYSTEMS

    Our information technology strategy commits our Information Services (IS) group to being an internal business partner providing value-added services through cost effective application of technology to support our corporate initiatives.

    We align the IS activities with business teams and the strategic business plan to leverage the cost of information technology ownership and focus the resources where we can achieve the highest benefit. Process Facilitators work directly with the business groups to identify process improvement opportunities, promote teamwork, and assist the businesses in achieving their objectives.

    SAP is our core business information system for North America. We use the Microsoft Office suite of office automation products on all desktop computers. Our North America year 2000 compliance initiatives were extremely successful and we experienced no system availability disruptions. Year 2000 remediation on Latin American and European systems was also very successful and no disruptions were experienced in either environment. Our information systems are in position to provide for a highly reliable, highly available computing environment. This infrastructure has been engineered with the capability to grow as the business grows, and to do so in a cost effective way.

    A financial analysis data warehouse has been implemented. This environment will incorporate all global financial reporting, be tightly integrated with SAP and will support the corporate financial consolidations system.

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

    We also use a number of trademarks in our business, including Rayovac-Registered Trademark-, MAXIMUM-Registered Trademark-,
Renewal-Registered Trademark-, Loud 'n Clear-Registered Trademark-, ProLine-Registered Trademark-, Rayovac Ultra-Registered Trademark-, Air 4000-Registered Trademark-, Sportsman-Registered Trademark-,
XCell-Registered Trademark-, Extra-Registered Trademark-,
AIRPOWER-Registered Trademark-, Workhorse-Registered Trademark- and Roughneck-Registered Trademark-. We rely on both registered and common law trademarks in the United States to protect our trademark rights. The Rayovac-Registered Trademark- mark also is registered in countries outside the United States, including in Europe and the Far East. We do not have any right to the trademark "Rayovac" in Brazil, where the mark is owned by an independent third-party battery manufacturer. In addition, through our recent acquisition in Latin America, we have re-acquired exclusive rights in many countries outside the United States, including Latin America, other than Brazil, for the use of the "Rayovac" trademark, in connection with zinc carbon and alkaline batteries and certain lighting devices.

    We also have obtained a non-exclusive license to use certain technology underlying our rechargeable alkaline battery line to manufacture rechargeable alkaline batteries in the United States, Puerto Rico and Mexico and to sell and distribute batteries worldwide based on this licensed technology. This license terminates with the expiration of the last-expiring patent covering the licensed technology in 2015.

COMPETITION

    We believe that the markets for our products are highly competitive. Duracell and Energizer are our primary battery industry competitors in the U.S. Both Duracell and Energizer have substantially greater financial and other resources. They also have greater overall market share than we do. Because of their greater market size, they have advantages in distribution and in negotiating leverage with retailers. Private label offerings by major retailers, by which the retailers purchase batteries from existing manufacturers and sell under their own brands at non-premium prices, may also be a source of competition. As currently reported by A.C. Nielsen, less than 2% of general batteries sold in mass merchants and approximately 9% of general batteries sold in all channels of trade in the U.S. are private label batteries.

    In May 1998, Duracell introduced a new line of alkaline batteries under the name Duracell Ultra in the AA and AAA size categories. This line was expanded in 1999 to include D, C, and 9-volt sizes. Duracell markets this line as providing increased performance in certain high-drain battery-powered devices, including cellular phones, digital cameras and palm-sized computers. With this product Duracell has attempted to segment the alkaline battery market by positioning this brand as a premium product priced at a significant premium to their competitors as well as the Duracell regular battery brand. To date, this initiative does not appear to have increased the total Duracell brand market share as Duracell Ultra gains appear to have been offset by declines in the regular Duracell "Coppertop" line.

    In 2000, Energizer followed this strategy by launching Energizer E2. This line also is premium priced to the regular Energizer product, and is positioned as superior in performance to regular Energizer. It is premature to determine if this will provide incremental volume to the total Energizer franchise. Energizer has also increased efforts to obtain distribution behind a price brand--Eveready Alkaline. The product has minimal advertising support, and competes primarily on price. This initiative has been in place in Canada for a number of years with limited success, and the current effort to expand in the U.S. has gained only limited distribution.

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

EMPLOYEES

    As of September 30, 2000, we had approximately 3,380 full-time employees. A significant number of our factory employees are represented by eight labor unions. We believe our relationship with our employees is good. There has not been a work stoppage at a domestic facility since 1981 and since 1991 in the United Kingdom. See Note 2(e) of Notes to Consolidated Financial Statements filed herewith and incorporated by reference into Item 8 hereof.

SEASONALITY

    Sales of our products are seasonal, with the highest sales occurring in the fiscal quarter ending on or about December 31, during the holiday season. During the past three completed fiscal years, our sales for the quarter ending on or about December 31 have represented an average of 30% of our annual net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

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

FORWARD LOOKING STATEMENTS

    Certain of the information contained in this Annual Report on Form 10-K or otherwise made from time to time by Rayovac, including without limitation those statements made under this Part I, Item 1, "Business" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking language as "expects," "anticipates," "intends," "believes," "will," "estimate," "should," "may," or other similar terms. In reviewing such information, you should note that our actual results may differ materially from those set forth in such forward-looking statements.

    Important factors that could cause our actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (1) significant changes in consumer demand and buying practices for household batteries, hearing aid batteries or other products we manufacture or sell in North America, Latin America or Europe/ROW; (2) the loss of, or a significant reduction in, sales through a significant retail customer; (3) the successful introduction or expansion of competitive brands into the marketplace, including private label offerings;
(4) the introduction of new product features or new battery technologies by a competitor; (5) promotional campaigns and spending by a competitor;
(6) difficulties or delays in the integration of operations of acquired companies; (7) our ability to successfully implement manufacturing and distribution cost efficiencies and improvements; (8) delays in manufacturing or distribution due to work stoppages, problems with suppliers, natural causes or other factors; (9) the enactment or imposition of unexpected environmental regulations negatively impacting consumer demand for certain of our battery products or increasing our cost of manufacture or distribution; (10) the costs and effects of unanticipated legal, tax or regulatory proceedings; (11) the effects of competitors' patents or other intellectual property rights;
(12) interest rate, exchange rate and raw material price fluctuations;
(13) impact of unusual items resulting from evaluation of business strategies, acquisitions and divestitures and organizational structure; (14) changes in accounting standards applicable to our business; and (15) the effects of changes in trade, monetary or fiscal policies and regulations by governments in countries where we do business.

    Additional factors and assumptions that could generally cause our actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (1) our ability to develop and introduce new products; (2) the effects of general economic conditions in North America, Europe, Latin America or other countries where we do business, including inflation, labor costs and stock market volatility; (3) the effects of political or economic conditions, unrest or volatility in Latin America and other international markets; (4) the sufficiency of our production and distribution capacity to meet future demand for our products; (5) our ability to keep pace with the product and manufacturing technological standards in our industry; and (6) our ability to continue to penetrate and develop new distribution channels for our products. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 2.  PROPERTIES

    The following table sets forth information regarding our manufacturing sites:

LOCATION                                  PRODUCT MANUFACTURED                 OWNED/LEASED   SQUARE FEET
--------                    -------------------------------------------------  ------------   -----------
NORTH AMERICA:
Fennimore, WI............   Alkaline batteries and Renewal rechargeable
                            batteries                                          Owned            176,000
Portage, WI..............   Zinc air button cells; lithium coin cells and
                            alkaline computer batteries                          Owned          101,000
Wonewoc, WI..............   Battery-powered lighting products and lantern
                            batteries                                          Leased            90,000

LATIN AMERICA:
Mexico City, Mexico......   Zinc carbon batteries                              Owned            103,000
Tegucigalpa, Honduras....   Zinc carbon batteries                              Owned             35,000
Guatemala City,
  Guatemala..............   Zinc carbon batteries                              Owned            105,000
Santo Domingo,
  Dominican Republic.....   Zinc carbon batteries                              Owned             57,000

EUROPE/ROW:
Washington, UK...........   Zinc air button cells                              Leased            63,000

    We also lease approximately 250,000 square feet of space in Madison, Wisconsin for our corporate headquarters and technology center.

    From fiscal 1996 through fiscal 2000 we have invested in improvements to our major battery facilities. During this period, we invested over $20 million for new technology, modernization and capacity expansion at our Fennimore, Wisconsin, plant. In addition, in late 1999 we installed a new AA high speed manufacturing line in our Fennimore, Wisconsin, manufacturing plant. This line increased our production capacity for AA batteries by 50%. Additional investments in zinc air battery production have helped us to increase output and precision of assembly as well as to increase the capacity of critical component manufacturing. Our investments in lithium battery production have been used to build capacity for certain lithium coin cells. As part of our 1998 restructuring plans, our Madison, Wisconsin, plant has phased out the manufacture of heavy duty batteries, which are now sourced instead from Rayovac Latin American manufacturing facilities and outside suppliers. During fiscal 1999, we closed our Appleton, Wisconsin, plant and moved the operations to Portage, Wisconsin. One of the two Appleton, Wisconsin, plant facility buildings is currently held for sale; the other was sold during fiscal 2000. In November 1999 we discontinued the manufacturing operations at our Valencia, Venezuela, facility and transferred the production to our Mexico facility. The Valencia, Venezuela, plant facility is currently held for sale.

    The following table sets forth information regarding Rayovac's packaging and distribution sites by segment:

LOCATION                                                      OWNED/LEASED   SQUARE FEET
--------                                                      ------------   -----------
NORTH AMERICA:
Madison, WI.................................................  Owned            158,000
Middleton, WI...............................................  Leased           220,000
Lavergne, TN................................................  Leased            65,000
Hayward, CA.................................................  Leased            38,000
Mississauga, Ontario, Canada................................  Leased            32,000

LATIN AMERICA:
Chiquimula, Guatemala.......................................  Leased             6,000
Guatemala City, Guatemala...................................  Leased            30,000
Quetzaltenango, Guatemala...................................  Leased             5,000
San Jose, Costa Rica........................................  Leased            11,000
San Miguel, El Salvador.....................................  Leased            10,000
San Pedro Sula, Honduras....................................  Leased            13,000
Santa Tecia, El Salvador....................................  Leased            15,000
Tegucigalpa, Honduras.......................................  Leased            14,000

EUROPE/ROW:
Billinghausen, Germany......................................  Owned              5,000

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

    Our former manganese processing facility in Covington, Tennessee was accepted by the Tennessee Department of Environment and Conservation ("TDEC") into TDEC's Voluntary Cleanup, Oversight and Assistance Program in
February 1999. Groundwater monitoring conducted pursuant to the post-closure maintenance of solid waste at the facility, and recent groundwater testing beneath former process areas of the facility, indicated elevated levels of certain inorganic contaminants, particularly (but not exclusively) manganese, in the groundwater underneath the facility. We have completed closure of lagoons on the property and have completed the remediation of a stream that borders the facility.

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

    As of September 30, 2000, we have reserved $2.2 million for known on-site and off-site environmental liabilities. We believe these reserves are adequate, although there can be no assurance that this amount will ultimately be adequate to cover such environmental liabilities. We may also be named as a potentially responsible party ("PRP") at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of our facilities have been in operation for decades and, over such time, we and other prior operators of such facilities have generated and disposed of wastes which are or may be considered hazardous such as cadmium and mercury utilized in the battery manufacturing process.

    In August of 2000, we resolved and settled on mutually agreeable terms our three hearing aid battery patent infringement lawsuits with The Gillette Company and Duracell, Inc. Rayovac Corporation v. Duracell Incorporated and The Gillette Company (Case No. 99-C-0272C 0 United States District Court for the Western District of Wisconsin); The Gillette Company v. Rayovac Corporation, (Case
No. 99-CV-11555-PBS--United States District Court for the District of Massachusetts); and The Gillette

Company v. Rayovac Corporation, et. al. (Docket No. 40148, District Court of Dusseldorf, Germany). These three lawsuits involved allegations by both Rayovac and Gillette/Duracell of patent infringement by the other party relating to various hearing aid battery patents. The settlement included dismissals of all three lawsuits with prejudice and did not require material expenditures by either party.

    In addition, we filed suit in October 2000 against one of our insurance carriers seeking insurance coverage for environmental claims asserted against us at a CERCLA site in Bergen County, New Jersey and the City Disposal Site in Stoughton, Wisconsin. We settled both of these cases prior to fiscal 2000 and are seeking recovery of amounts paid. The insurance recovery case, Rayovac Corporation v. Employers Insurance of Wausau, (Case No. 99-CV-2339) is pending in Dane County Circuit Court in Madison, Wisconsin and is in its early stages. While we believe that we have meritorious claims for coverage of certain of the environmental claims against us, there can be no assurance that our claim will be successful.

    Finally, we were one of the 109 named defendants in a patent infringement lawsuit brought by the Lemelson Foundation Lemelson Medical, Educational & Research Foundation, Limited Partnership v. Butler Manufacturing, et. al. (Case No. IV00-0662-PHXSMM, District Court, Arizona). We were served with the complaint in October 2000 and we settled this matter in November 2000. The settlement included a dismissal of the lawsuit with prejudice, and did not include a material expenditure by us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on July 20, 2000. The directors standing for election were elected in an uncontested election. The directors elected were Kent J. Hussey and Warren C. Smith Jr. Joseph W. Deering also stood for re-election at the time of the proxy mailing, but he resigned prior to the Annual Meeting due to health reasons and votes relating to his re-election were of no effect. Mr. Hussey received 25,627,373 votes in favor of his election and 78,313 votes were withheld. Mr. Smith received 25,626,473 votes in favor of his election and 79,213 votes were withheld. In addition to the election of directors, the Company submitted the ratification of the appointment of KPMG LLP as our independent auditors to a vote of the shareholders. The vote in favor of ratification was: For: 25,416,528; Against: 416,528; Abstained; 1,302.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our common stock, $0.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ROV". The Common Stock commenced public trading on November 21, 1997. As of November 30, 2000, there were approximately 264 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 2000
Quarter ended January 2, 2000...............................   $26.75     $16.88
Quarter ended April 2, 2000.................................   $26.00     $17.25
Quarter ended July 2, 2000..................................   $24.50     $16.88
Quarter ended September 30, 2000............................   $29.13     $16.88

FISCAL 1999
Quarter ended January 3, 1999...............................   $28.00     $15.50
Quarter ended April 4, 1999.................................   $28.63     $22.13
Quarter ended July 4, 1999..................................   $31.31     $20.31
Quarter ended September 30, 1999............................   $24.13     $18.81

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected historical financial data as of and for the three fiscal years ended September 30, 1998, 1999 and 2000 is derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data as of and for the twelve months ended September 30, 1996, not included herein, is derived from the unaudited condensed consolidated financial statements of the Company and, in the opinion of management, includes all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position and results of operations as of the date and for the period indicated. The selected historical financial data as of and for the Transition Period and the fiscal years ended June 30, 1996 and September 30, 1997 is derived from our audited consolidated financial statements which are not included herein. The following selected financial data should be read in conjunction with our consolidated financial statements and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                              FISCAL     TRANSITION        TWELVE
                                               YEAR        PERIOD          MONTHS                   FISCAL YEAR ENDED
                                              ENDED         ENDED           ENDED                     SEPTEMBER 30,
                                             JUNE 30,   SEPTEMBER 30,   SEPTEMBER 30,   -----------------------------------------
                                               1996         1996            1996          1997       1998       1999       2000
                                             --------   -------------   -------------   --------   --------   --------   --------
                                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..................................   $423.4       $101.9          $417.9        $432.6     $495.7    $ 564.3     $703.9
Cost of goods sold.........................    239.9         59.4           238.4         235.0      258.3      295.2      358.2
                                              ------       ------          ------        ------     ------    -------     ------
Gross profit...............................    183.5         42.5           179.5         197.6      237.4      269.1      345.7
Selling expense............................    116.5         27.8           114.4         122.1      148.9      160.2      195.1
General and administrative expense.........     28.1          7.7            29.3          28.6       32.4       37.4       50.5
Research and development expense...........      8.6          2.3             8.8           9.4        9.4        9.8       10.8
Recapitalization and other special
  charges(1)(2)(3)(4)......................       --         28.4            28.4           3.0        6.2        8.1         --
                                              ------       ------          ------        ------     ------    -------     ------
Income (loss) from operations(5)...........     30.3        (23.7)           (1.4)         34.5       40.5       53.6       89.3
Interest expense...........................      8.4          4.4            10.5          24.5       15.7       16.3       30.6
Other expense (income), net................      0.6          0.1             0.5           0.4       (0.2)      (0.3)       0.7
                                              ------       ------          ------        ------     ------    -------     ------
Income (loss) before income taxes and
  extraordinary item.......................     21.3        (28.2)          (12.4)          9.6       25.0       37.6       58.0
Income tax expense (benefit)...............      7.0         (8.9)           (3.8)          3.4        8.6       13.5       19.6
                                              ------       ------          ------        ------     ------    -------     ------
Income (loss) before extraordinary item....     14.3        (19.3)           (8.6)          6.2       16.4       24.1       38.4
Extraordinary item(6)......................       --         (1.6)           (1.6)           --       (2.0)        --         --
                                              ------       ------          ------        ------     ------    -------     ------
Net income (loss)..........................   $ 14.3       $(20.9)         $(10.2)       $  6.2     $ 14.4    $  24.1     $ 38.4
                                              ======       ======          ======        ======     ======    =======     ======
Basic net income (loss) per common share
  before extraordinary item................   $ 0.29       $(0.44)         $(0.18)       $ 0.30     $ 0.62    $  0.88     $ 1.39
                                              ======       ======          ======        ======     ======    =======     ======
Diluted net income (loss) per common share
  before extraordinary item................   $ 0.29       $(0.44)         $(0.18)       $ 0.30     $ 0.58    $  0.83     $ 1.32
                                              ======       ======          ======        ======     ======    =======     ======
Basic net income (loss) per common share...   $ 0.29       $(0.48)         $(0.21)       $ 0.30     $ 0.54    $  0.88     $ 1.39
                                              ======       ======          ======        ======     ======    =======     ======
Diluted net income (loss) per common
  share....................................   $ 0.29       $(0.48)         $(0.21)       $ 0.30     $ 0.51    $  0.83     $ 1.32
                                              ======       ======          ======        ======     ======    =======     ======
Weighted average common shares.............     49.6         43.8            48.1          20.5       26.5       27.5       27.5
Weighted average common and common
  equivalent shares........................     49.6         43.8            48.1          20.6       28.1       29.2       29.1

OTHER FINANCIAL DATA:
Depreciation...............................   $ 11.9       $  3.3          $ 12.1        $ 11.3     $ 10.9    $  11.9     $ 16.0
Capital expenditures.......................      6.6          1.2             8.4          10.9       15.9       24.1       19.0
Cash flows from operating activities.......     17.8         (1.1)           26.0          35.7       (1.5)      10.5       37.8
Cash flows from investing activities.......     (6.3)         0.0            (7.3)        (10.8)     (23.4)    (169.2)     (17.9)
Cash flows from financing activities.......    (12.0)         3.2           (16.8)        (28.0)      25.4      168.0      (21.0)
EBITDA(7)..................................     41.7        (20.5)           10.2          45.5       53.0       67.4      108.6

                                             FISCAL      TRANSITION        TWELVE
                                              YEAR         PERIOD          MONTHS                   FISCAL YEAR ENDED
                                              ENDED         ENDED           ENDED                     SEPTEMBER 30,
                                            JUNE 30,    SEPTEMBER 30,   SEPTEMBER 30,   -----------------------------------------
                                              1996          1996            1996          1997       1998       1999       2000
                                            ---------   -------------   -------------   --------   --------   --------   --------
                                                                                (IN MILLIONS)
BALANCE SHEET DATA:
Working capital...........................   $ 63.2        $ 64.6          $ 64.6        $ 33.8     $ 81.6     $104.4     $104.7
Total assets..............................    221.1         243.7           243.7         236.3      283.9      532.9      569.0
Total debt................................     81.3         233.7           233.7         207.3      152.3      330.3      317.6
Shareholders' equity (deficit)............     61.6         (85.7)          (85.7)        (80.6)      21.9       46.5       80.7

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

(5) Income (loss) from operations includes expenses related to the 1996 recapitalization and other special charges in the Transition Period ended September 30, 1996 and the fiscal years ended September 30, 1997, 1998 and 1999. The special charge portion of cost of goods sold in fiscal 1999 relates to the discontinuation of silver cell manufacturing at the Company's Portage, Wisconsin facility. Income from operations before these non-recurring charges was as follows:

                                             FISCAL      TRANSITION        TWELVE
                                              YEAR         PERIOD          MONTHS                   FISCAL YEAR ENDED
                                              ENDED         ENDED           ENDED                     SEPTEMBER 30,
                                            JUNE 30,    SEPTEMBER 30,   SEPTEMBER 30,   -----------------------------------------
                                              1996          1996            1996          1997       1998       1999       2000
                                            ---------   -------------   -------------   --------   --------   --------   --------
                                                                                (IN MILLIONS)
Income (loss) from operations.............   $ 30.3        $(23.7)          $(1.4)       $34.5      $40.5      $53.6      $89.3
Other special charge portion of cost of
  goods sold..............................       --            --              --           --         --        1.3         --
Recapitalization and other special
  charges.................................       --          28.4            28.4          3.0        6.2        8.1         --
                                             ------        ------           -----        -----      -----      -----      -----
Income from operations before
  non-recurring charges...................   $ 30.3        $  4.7           $27.0        $37.5      $46.7      $63.0      $89.3
                                             ======        ======           =====        =====      =====      =====      =====

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

(7) EBITDA represents income from operations plus other (income) expense, net plus depreciation and amortization (excluding amortization of debt issuance costs). The Company believes that EBITDA and related measures are commonly used by certain investors and analysts to analyze and compare, and provide useful information regarding, the Company's ability to service its indebtedness. However, the following factors should be considered in evaluating such measures: EBITDA and related measures (i) should not be considered in isolation, (ii) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"),
    (iii) should not be construed as alternatives or substitutes for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows (in each case, as determined in accordance with GAAP) and (iv) should not be used as indicators of the Company's operating performance or measures of its liquidity. Additionally, because all companies do not calculate EBITDA and related measures in a uniform fashion, the calculations presented herein may not be comparable to other similarly titled measures of other companies.

   EBITDA includes expenses related to the 1996 recapitalization and other special charges in the Transition Period ended September 30, 1996 and the fiscal years ended September 30, 1997, 1998 and 1999. EBITDA before these non-recurring charges was as follows:

                                              FISCAL     TRANSITION        TWELVE
                                               YEAR        PERIOD          MONTHS                   FISCAL YEAR ENDED
                                              ENDED         ENDED           ENDED                     SEPTEMBER 30,
                                             JUNE 30,   SEPTEMBER 30,   SEPTEMBER 30,   -----------------------------------------
                                               1996         1996            1996          1997       1998       1999       2000
                                             --------   -------------   -------------   --------   --------   --------   --------
                                                                                (IN MILLIONS)
EBITDA.....................................   $41.7        $(20.5)          $10.2        $45.5      $53.0      $67.4      $108.6
Other special charges portion of cost of
  goods sold...............................      --            --              --           --         --        1.3          --
Recapitalization and other special
  charges..................................      --          28.4            28.4          3.0        6.2        8.1          --
                                              -----        ------           -----        -----      -----      -----      ------
EBITDA before non-recurring charges........   $41.7        $  7.9           $38.6        $48.5      $59.2      $76.8      $108.6
                                              =====        ======           =====        =====      =====      =====      ======

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

    We manage our business according to the following geographic areas:
(1) North America, which includes the United States and Canada (2) Latin America, which includes Mexico, Central America, South America and the Caribbean and (3) Europe/Rest of World ("Europe/ROW"), which includes the United Kingdom, Europe, and all other countries in which we do business.

    Set forth below are specific developments that have affected and may continue to affect our performance.

    INVESTMENT IN FUTURE GROWTH OPPORTUNITIES. Since our 1996 recapitalization, we have undertaken significant measures to pursue growth opportunities and increase market share for our products worldwide. These measures include
(1) acquiring the consumer battery operations of ROV Limited in Latin America and the Rayovac brand rights for battery products worldwide, with the exception of Brazil, (2) developing new markets for our hearing aid battery products through the acquisitions of Brisco and the battery distribution business of Best Labs in 1998, (3) expanding distribution by gaining new customers and increasing products sold to existing customers.

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

    COMPETITIVE POSITION. In June 1999, Ralston Purina Company announced that it was spinning off its battery company segment. According to the Form 10-12B/A filed in April 2000, the new company (Energizer Holdings, Inc.) started trading on the New York Stock Exchange in April 2000. We do not believe this spin-off
a) will create any more favorable market conditions for Energizer than before the spin-off or b) will have a significant adverse impact on our financial performance.

    In 1998, Duracell introduced Duracell Ultra in the AA and AAA size categories and this line was expanded in 1999 to include D, C, and 9-volt sizes. Duracell has attempted to segment the alkaline battery market by positioning this brand as a premium product priced at a significant premium to their competitors as well as the Duracell regular battery brand.

    In 2000, Energizer followed this strategy by launching Energizer E2. It is premature to determine if this will provide incremental volume to the total Energizer franchise. Energizer also increased efforts to obtain distribution behind a price brand--Eveready Alkaline. The product has minimal advertising support and competes primarily on price. This initiative has been in place in Canada for a number of years with limited success and the current effort to expand in the U.S. has gained only limited distribution.

SEASONAL PRODUCT SALES

    Our sales are seasonal. Our highest sales occur in the fiscal quarter ending on or about December 31 during the holiday season. In the quarter ending September 30, 1999, our sales included approximately $15.8 million of sales from the consumer battery business we acquired from ROV Limited. Our lowest sales occur in the fiscal quarter ending on or about March 31. During the past three completed fiscal years, our sales in the quarter ended on or about December 31 have represented an average of 30% of annual net sales. As a result of this seasonality, our working capital requirements and revolving credit borrowings are typically higher in the third and fourth calendar quarters of each year. The following table sets forth our net sales for each of the periods presented.

                                                               FISCAL YEAR
                                                              (IN MILLIONS)
                                                      ------------------------------
FISCAL QUARTER ENDED                                    1998       1999       2000
--------------------                                  --------   --------   --------
December............................................   $150.0     $160.5     $214.8
March...............................................     96.1      111.0      142.6
June................................................    111.1      120.4      152.0
September...........................................    138.6      172.4      194.5

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items in our statement of operations to net sales for the periods presented:

                                                       FISCAL YEAR ENDED
                                         ---------------------------------------------
                                         SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                             1998            1999            2000
                                         -------------   -------------   -------------
Net Sales..............................      100.0%          100.0%          100.0%
Cost of goods sold.....................       52.1            52.3            50.9
Gross profit...........................       47.9            47.7            49.1
Selling expenses.......................       30.0            28.4            27.7
General and administrative expense.....        6.6             6.6             7.2
Research and development expenses......        1.9             1.7             1.5
Other special charges..................        1.3             1.5              --
Income from operations.................        8.2%            9.5%           12.7%

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1999

HIGHLIGHTS OF CONSOLIDATED OPERATING RESULTS

    NET SALES. Our net sales increased $139.6 million, or 24.7%, to $703.9 million in fiscal 2000 from $564.3 million in the prior year. Significant sales gains reflected the full year impact of the ROV Limited acquisition and strong sales increases in alkaline and rechargeable batteries in North America partially offset by decreased sales of hearing aid batteries.

    NET INCOME. Our net income for fiscal 2000 increased $14.3 million, or 59.3%, to $38.4 million from $24.1 million the previous year. This increase is due primarily to the impact of increased sales, primarily reflecting the full year impact of the ROV Limited acquisition, improved gross profit margins, lower operating expenses as a percentage of net sales partially offset by higher interest expense and unfavorable foreign exchange. The improvement in gross profit margins is primarily attributed to previously announced cost rationalization initiatives, a favorable shift in product mix, and absence of special charges in fiscal 2000.

    SEGMENT RESULTS. We evaluate segment profitability based on income from operations before corporate expense which includes corporate purchasing expense, general and administrative expense and research and development expense. All depreciation and amortization included in income from operations is related to a segment. Total segment assets are set forth in Note 12 of Notes to Consolidated Financial Statements filed herewith.

NORTH AMERICA

                                                                1999       2000
                                                              --------   --------
Revenue from external customers.............................   $478.3     $535.8
Profitability...............................................     77.8       95.6
Profitability as a % of net sales...........................     16.3%      17.8%

    Our revenue from external customers increased $57.5 million, or 12.0%, to $535.8 million in fiscal 2000 from $478.3 million the previous year due primarily to increased sales of alkaline, rechargeable, and heavy duty batteries partially offset by softness in hearing aid battery sales. Alkaline sales increases of $51.2 million, or 19.8%, were driven by strong promotional programs, new customers, expanded distribution with existing customers, and the favorable impact of price increases. Rechargeable sales increases of $6.9 million, or 29.7%, were primarily driven by the introduction of nickel metal hydride (NiMh) rechargeable batteries at a major mass merchandiser. Heavy duty sales increases of $3.1 million, or 8.6%, reflect the full year impact of gaining exclusivity at a major mass merchandiser. Sales of hearing aid batteries decreased $3.1 million, or 6.9%, primarily as the result of planned inventory reduction at several professional and retail distribution accounts, a reduction in promotional programs, and softness in the hearing aid device market.

    Our profitability increased $17.8 million, or 22.9%, to $95.6 million in fiscal 2000 from $77.8 million in fiscal 1999. This increase was primarily attributed to sales volume increases, improved gross profit margins and operating expenses that decreased as a percentage of sales. The improvement in gross profit margins was primarily the result of previously announced cost rationalization initiatives and a shift in product mix. Operating expenses decreased as a percentage of sales primarily reflecting a gain recognized on the sale of certain camcorder battery assets and corresponding license to utilize the "Rayovac" trade name offset by higher promotional and distribution expenses.

LATIN AMERICA

                                                                1999       2000
                                                              --------   --------
Revenue from external customers.............................   $19.3      $112.2
Profitability...............................................     3.5        20.1
Profitability as a % of net sales...........................    18.1%       17.9%

    In August 1999, we acquired the consumer battery business of ROV Limited in Latin America. ROV Limited was our customer before the acquisition. Total revenue for the region for fiscal 1999 includes two months of sales for the Latin American business and ten months of sales to ROV Limited as an external customer. The fiscal 1999 and fiscal 2000 sales in the region are predominantly heavy duty batteries.

    The sales growth in Latin America primarily reflects the full year impact of the Latin America business, new distribution in Mexico, Central America, and the southern region of South America, price increases in certain countries implemented in the second quarter, and distribution of alkaline batteries and lighting products in mass merchandiser chains.

    Our profitability was $20.1 million, which was 17.9% of net sales for fiscal 2000. Our operating expense in Latin America was lower, as a percent of sales, than in North America. This difference is attributed primarily to spending less in marketing and advertising as a result of selling less alkaline and more heavy duty batteries.

EUROPE/ROW

                                                                1999       2000
                                                              --------   --------
Revenue from external customers.............................   $66.7      $55.9
Profitability...............................................     9.9        6.1
Profitability as a % of net sales...........................    14.8%      10.9%

    Our revenue from external customers decreased $10.8 million, or 16.2%, to $55.9 million in fiscal 2000 from $66.7 million the previous year due primarily to the impacts of currency devaluation, the exit of certain private label alkaline battery business in Europe, the termination of certain non-performing foreign distributors, and sales volume softness in Europe negatively impacting our hearing aid and watch battery business.

    Our profitability decreased $3.8 million, or 38.4%, to $6.1 million reflecting the impact of currency devaluation and higher operating expenses as a percentage of sales partially offset by a favorable shift in product mix away from our lower margin private label alkaline battery business.

    CORPORATE EXPENSE. Our corporate expense increased $4.2 million, or 14.9%, to $32.4 million in fiscal 2000 from $28.2 million the prior year. These increases were primarily due to increased travel expense, higher legal fees primarily attributable to our patent infringement lawsuit, higher professional expenses, and increased research and development expenses. As a percentage of total sales, our corporate expense was 4.6% compared to 5.0% in the previous year.

    SPECIAL CHARGES.  In Fiscal 2000 we recorded no special charges.

    In fiscal 1999, we recorded special charges of $8.1 million in addition to the $1.3 million recorded in cost of sales. The $8.1 million includes
(1) $2.5 million associated with restructuring the organization to streamline and better serve global markets and operating efficiencies, (2) $2.1 million associated with the termination of non-performing foreign distributors and exiting the respective territory, (3) $1.9 million of cost associated with the previously announced closing of our Appleton, Wisconsin plant and its consolidation into our Portage, Wisconsin facility, (4) $0.8 million of cost associated with the closing of our Newton Aycliffe, United Kingdom, facility, and (5) $0.8 million of one-time expenses associated with the Latin American acquisition.

    INCOME FROM OPERATIONS.  Our income from operations increased
$35.7 million, or 66.6%, to $89.3 million in fiscal 2000 from $53.6 million the previous year. This increase was primarily due to increased sales primarily reflecting the Latin America acquisition and a strong North America business, increased gross profit, and lower special charges partially offset by increased operating expenses.

    INTEREST EXPENSE. Interest expense increased $14.2 million, or 86.6%, to $30.6 million in fiscal 2000 from $16.4 million in the prior year primarily due to financing costs associated with the Latin America acquisition and higher general market interest rates.

    INCOME TAX EXPENSE. Our effective tax rate for fiscal 2000 was 33.8% compared to 35.8% for fiscal 1999. The rate in the current year was impacted by a lower foreign tax rate primarily reflecting the impact of the Latin America business.

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

NORTH AMERICA

                                                                1998       1999
                                                              --------   --------
Revenue from external customers.............................   $422.4     $478.3
Profitability...............................................     61.4       77.8
Profitability as a % of net sales...........................     14.5%      16.3%

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

    Our profitability increased $16.4 million, or 26.7%, to $77.8 million in fiscal 1999 from $61.4 million in fiscal 1998. This increase was primarily attributed to the sales increase and net sales growing faster than expenses.

LATIN AMERICA

                                                                1998       1999
                                                              --------   --------
Revenue from external customers.............................       --     $19.3
Profitability...............................................       --       3.5
Profitability as a % of net sales...........................       --      18.1%

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

    CORPORATE EXPENSE. Our corporate expense increased $4.4 million, or 18.5%, to $28.2 million in fiscal 1999 from $23.8 million the prior year. As a percentage of total sales, our corporate expense was 5.0% compared to 4.8% in the previous year. These increases were primarily due to increased travel expense, professional fees related to the implementation of our new computer systems, and increased research and development expense.

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

    INCOME TAX EXPENSE. Our effective tax rate for fiscal 1999 was 35.8% compared to 33.9% for fiscal 1998. The lower rate for fiscal 1998 was impacted by a lower state tax rate and a lower foreign tax rate as compared to our U.S. Federal statutory rate.

    EXTRAORDINARY ITEM. We recorded extraordinary expense of $2.0 million, net of tax, in fiscal 1998 for the premium payment on the redemption of a portion of our Series B Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

    For fiscal 2000, our operating activities generated $37.8 million of cash, compared to $10.5 million in fiscal 1999, an increase of $27.3 million. Operating cash flow before working capital requirements increased
$22.0 million, or 54.6%, to $62.3 million from $40.3 million in the prior year reflecting improvement in income from operations and higher non-cash expenses. Non-cash expenses increased $7.7 million to $23.9 million from $16.2 million. This increase is primarily the result of amortization of intangible assets that were recognized as part of the Latin America acquisition and depreciation of the SAP business enterprise system, which was installed in 1999. Working capital increases in fiscal 2000 were $5.3 million less than in the previous year primarily reflecting improvements in receivables partially offset by increased investment in inventory reflecting the expanded distribution in Latin America. Cash costs associated with our previously announced restructuring activities have been, and are expected to be, funded with cash provided from operating activities.

    Capital expenditures for fiscal 2000 were $19.0 million, a decrease of $5.1 million from fiscal 1999. Capital expenditures for fiscal 2000 included spending for the down payment on a new alkaline line currently expected in fiscal 2001 and zinc air technology improvements. Capital expenditures for fiscal 2001 are expected to be approximately $27.0 million which will include
(1) one new alkaline production line at our Fennimore, Wisconsin, facility, and
(2) continued investments in computer systems to improve the productivity and efficiency of our operations.

    Late in fiscal 1999 we completed the acquisition of the consumer battery operations in Latin America of ROV Limited for a purchase price of $145.1 million, net of cash acquired. We financed the entire purchase price of the acquisition with additional borrowings under amended senior credit facilities.

    The amended facilities we obtained in August 1999 replaced our existing credit facilities with a $250.0 million five-year revolving credit facility and a $75.0 million five-year amortizing term loan. The term facility provides for quarterly amortization totaling $10.0 million in 2000, $15.0 million in 2001, 2002, and 2003, and $20.0 million in 2004. The fees associated with these amended facilities have been capitalized along with the fees for the existing facility and are being amortized over the term of the amended facilities. Indebtedness under these amended facilities is secured and is guaranteed by certain of our subsidiaries.

    In addition, to facilitate our future growth, including the financing of our acquisition in Latin America, we obtained the consent of the holders of our 10.25% Series B Senior Subordinated Notes due 2006 to certain amendments to the indenture governing these notes. The amendments to the indenture provide, among other things, that we may (1) make senior secured borrowings under our credit facilities in an increased set amount without meeting certain financial tests,
(2) incur additional senior secured debt under our credit facilities above that set amount, provided that we meet certain financial tests, (3) make investments in foreign subsidiaries that are not guarantors of the Notes and (4) incur additional indebtedness, on a secured basis, through our foreign subsidiaries. The amendments are set forth in the Second Supplemental Indenture, dated
August 6, 1999 and made effective as of August 9, 1999, included as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 1999. The fees associated with the consent solicitation are being amortized over the remaining life of the notes.

    During fiscal 2000, our board of directors granted 729,500 options to purchase shares of our common stock to various members of management under the 1996 Stock Option Plan and the 1997 Incentive Plan. All grants were at an exercise price equal to the market price of our common stock on the date of grant with prices ranging from $18.00 to $26.81 per share.

    We believe our cash flow from operating activities and periodic borrowings under our amended credit facilities will be adequate to meet our short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Our current facilities include a revolving credit facility of $250.0 million and a $75.0 million term loan. As of September 30, 2000, $62.8 of the term loan was outstanding and $175.7 million was outstanding under the revolving facility, with approximately $16.0 million of the remaining availability utilized for outstanding letters of credit.

    We are subject to various federal, state, local and foreign environmental laws and regulations in the jurisdictions in which we operate, including laws and regulations relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. We do not currently anticipate any material adverse effect on our operations or financial condition or any material capital expenditure as a result of our efforts to comply with environmental laws. As of September 30, 2000, we had reserved $2.2 million for known on-site and off-site environmental liabilities. Some risk of environmental liability is inherent in our business; however, we cannot assure you that material environmental costs will not arise in the future. See "Legal Proceedings".

    We engage in hedging transactions in the ordinary course of our business. See Note 2(q) to our consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, is effective for the Company as of October 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in a cumulative after-tax reduction in other comprehensive income of approximately $155 in the first quarter of fiscal 2001. The adoption will also result in $299 of hedge assets and $627 of hedge liabilities recorded on the balance sheet.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). An amendment in June 2000 delayed the effective date for the Company until the fourth quarter of fiscal 2001, which is when the Company will adopt this bulletin. The impact of adopting SAB 101 is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

    In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth quarter of fiscal 2001. The impact of this consensus on the Company's consolidated financial statements is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

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

FOREIGN EXCHANGE RISK

    We are subject to risk from sales and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, Euro, German Marks, French Francs, Italian Lira, Spanish Pesetas, Dutch Guilders, Mexican Pesos, Guatemalan Quetzals, Dominican Pesos, Venezuelan Bolivars, Argentine Pesos, Chilean Pesos and Honduran Lempira. Foreign currency purchases are made primarily in Pounds Sterling, German Marks, French Francs, Mexican Pesos, Dominican Pesos, Guatemalan Quetzals and Honduran Lempira. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

    As of September 30, 2000, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $1.2 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $1.2 million.

    As of September 30, 2000, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $1.8 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at September 30, 2000 due to the same change in exchange rates, would be a net gain of $1.4 million.

    As of September 30, 2000, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.8 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required for this Item is included in this Annual Report on Form 10-K on pages F-1 through F-40, inclusive and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information, as of December 1, 2000, regarding each of our directors and executive officers:

NAME                                   AGE                     POSITION AND OFFICES
----                                 --------   --------------------------------------------------
David A. Jones.....................     51      Chairman of the Board and Chief Executive Officer

Kent J. Hussey.....................     54      President, Chief Operating Officer and Director

Stephen P. Shanesy.................     44      Executive Vice President of Global Brand
                                                Management

Merrell M. Tomlin..................     48      Executive Vice President of Sales

Randall J. Steward.................     46      Executive Vice President of Administration and
                                                Chief Financial Officer

Kenneth V. Biller..................     52      Executive Vice President of Operations

Luis A. Cancio.....................     60      Executive Vice President--Latin America

Joseph W. Deering..................     60      Director (resigned June 30, 2000)

John S. Lupo.......................     54      Director

Scott A. Schoen....................     42      Director

Thomas R. Shepherd.................     70      Director

Warren C. Smith, Jr................     44      Director

Philip F. Pellegrino...............     60      Director (elected November 7, 2000)

    Mr. Jones has served as Chairman of our Board of Directors and our Chief Executive Officer since September 12, 1996. From September 1996 to April 1998, Mr. Jones also served as our President. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones serves as a director of United Industries Corp., Tyson Foods, Inc. and SCI Systems, Inc. Mr. Jones has over 30 years of experience working in the consumer products industry.

    Mr. Hussey is a director of Rayovac and has served as our President and Chief Operating Officer since April 1998. Prior to that time and since joining us in October 1996, Mr. Hussey was the Executive Vice President of Finance and Administration and the Chief Financial Officer and a director of the company. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals and from 1991 to July 1994 he served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation.

    Mr. Shanesy has been our Executive Vice President of Global Brand Management since April 1998. Prior to that time and from December 1997, Mr. Shanesy has served as our Senior Vice President of Marketing and the General Manager of General Batteries and Lights. From December 1996 to December 1997, Mr. Shanesy was our Senior Vice President of Marketing and the General Manager of General Batteries. Prior to joining us, from 1993 to 1996, Mr. Shanesy was Vice President of Marketing of Oscar Mayer.

    Mr. Tomlin has been our Executive Vice President of Sales since
October 1998. Mr. Tomlin joined Rayovac in October 1996 as Senior Vice President of Sales. From March 1996 to September 30, 1996,

Mr. Tomlin served as Vice President of Sales of Braun of North
America/Thermoscan and from August 1995 to March 1996, he served as Vice President Sales of Thermoscan, Inc. Prior to that time, Mr. Tomlin was Vice President of Sales of various divisions of Casio Electronics.

    Mr. Steward was named our Executive Vice President of Administration and Chief Financial Officer in October 1999. Mr. Steward joined us in March of 1998 as our Senior Vice President of Corporate Development and was named Senior Vice President of Finance and Chief Financial Officer in April 1998, a position he held until October 1999. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG, assisting with financial and operational issues. From March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996, he served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc.

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

    Mr. Cancio was named our Executive Vice President--Latin America on
October 15, 2000. He joined Rayovac in August 1999 as our Senior Vice President and General Manager of Latin America and served in that position until his October 15, 2000 promotion. In April 1997, Mr. Cancio became a founding principal of XCELL Group LLC, a private investment firm, and remains a director of that firm. From 1980 to 1996 he held positions of increasing responsibility at Duracell International Inc., beginning as Vice President in Latin America and ending his tenure as Senior Vice President in other international markets.

    Mr. Deering was a director of Rayovac from July of 1998 until his retirement from our Board of Directors on June 30, 2000. He served as President for the food equipment group of Premark International, Incorporated from 1992 until his retirement in December 1999. Previously, Mr. Deering served as President for Leucadia Manufacturing and President and Chief Executive Officer for Tomkins Industries. Mr. Deering is also a director of both Quadlux Inc. and Trion, Inc.

    Mr. Lupo has been a director of Rayovac since July of 1998 and is a principal in the consulting firm Renaissance Partners, LLC, which he joined in February 2000. From October 1998 until November 1999, he served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. Prior to that time and since August 1996, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, Mr. Lupo served as Senior Vice President--General Merchandise Manager of Wal-Mart Stores, Inc.

    Mr. Schoen has been a director of Rayovac since our September 1996 recapitalization. He is a Managing Director of Thomas H. Lee Company, which he joined in 1986. In addition, Mr. Schoen is a Vice President of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II. Mr. Schoen is also a Trustee of the THL Equity Trust III, the general partner of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas H. Lee Equity Fund III L.P. He is also a Managing Director and Member of THL Equity Advisors IV, LLC, which is the general partner of Thomas H. Lee Equity Fund IV, L.P. Mr. Schoen also is a director of Syratech Corporation, TransWestern Communications Corp. and several private corporations.

    Mr. Shepherd has been a director of Rayovac since our September 1996 recapitalization. He is a currently a Special Partner of Thomas H. Lee Company and has been engaged as a consultant to Thomas H. Lee Company since 1986. In addition, Mr. Shepherd is an Executive Vice President of Thomas H. Lee

Advisors I and an officer of various other affiliates of Thomas H. Lee Company. He is Chairman of TSG Equity Partners, LLC, and is also a director of The Vermont Teddy Bear Co. Inc., and various private corporations.

    Mr. Smith has been a director of Rayovac since September 1996 and has been employed by Thomas H. Lee Co. since 1990 and currently serves as a Managing Director of Thomas H. Lee Co. Mr. Smith also serves as a Managing Director of TH Lee.Putnam Internet Fund Advisors, LLC, the general partner of TH Lee.Putnam Internet Fund Advisors, L.P., the general partner of TH Lee.Putnam Internet Partners, L.P. In addition, Mr. Smith is a Managing Director of TH Lee Global Internet Advisors, LLC, the general partner of TH Lee Global Internet Managers, L.P., which in turn serves as manager to TH Lee.Putnam Internet Partners, L.P. In addition, Mr. Smith is a Vice President of Thomas H. Lee Advisor I and T.H. Lee Mezzanine II. Mr. Smith is also a Managing Director and Member of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas H. Lee Equity Fund III L.P. and a Managing Director and Member of THL Equity Advisors IV, LLC, which is the general partner of Thomas H. Lee Equity Fund IV, L.P. He is also a director of Finlay Enterprises, Inc., Finlay Fine Jewelry Corporation, Eye Care Centers of America, Inc. and various private corporations.

    Mr. Pellegrino has served as a director since November 7, 2000. He currently serves as Senior Vice President and President of Sales for Kraft Foods and has held that position since September 2000. From 1995 to September 2000, he served as Senior Vice President of Sales and Customer Service for Kraft, a wholly owned subsidiary of Philip Morris Companies, Inc. He has been employed by Kraft Foods or its subsidiary Oscar Mayer since 1964 in various management and executive positions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to the Company during or in respect of the fiscal year ended September 30, 2000, the Company is not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except for
(i) the inadvertent late reporting by each of Kenneth V. Biller, John S. Lupo, Stephen P. Shanesy, Randall J. Steward and Merrell M. Tomlin of one option grant; (ii) the inadvertent late reporting by each of Joseph W. Deering and John S. Lupo of two purchases of common stock and by Randall J. Steward of one purchase of common stock; and (iii) the inadvertent late reporting by Kent J. Hussey of one option exercise (and the related transfer of shares in payment of tax). Each of these transactions were reported on the Form 5 filed for such director or executive officer for the fiscal year ended September 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth compensation paid to our Chief Executive Officer and the other four most highly compensated executive officers during fiscal 2000, fiscal 1999 and fiscal 1998 (the "Named Executive Officers") for services rendered in all capacities to the Company.

                                                                           OTHER         SECURITIES
                                                                           ANNUAL        UNDERLYING       ALL OTHER
                                                SALARY      BONUS       COMPENSATION       OPTIONS       COMPENSATION
NAME AND PRINCIPAL POSITION      FISCAL YEAR      ($)        ($)            ($)              (#)             ($)
---------------------------      -----------   ---------   --------   ----------------   -----------   ----------------
David A. Jones,                     2000       $500,000    $400,000      $267,800(1)                       $ 10,900(2)
  Chairman of the Board and         1999        500,000    250,000        264,800(3)                         12,700(4)
  Chief Executive Officer......     1998        465,000    250,000        168,900(5)                         11,100(2)

Kent J. Hussey,                     2000        350,000                    46,000(6)        40,000           10,500(2)
  President and Chief Operating     1999        325,000    412,500                                           14,300(4)
  Officer......................     1998        304,600    162,500                          72,106          489,800(7)

Luis A. Cancio,                     2000        286,000                                     50,000           14,000(2)
  Executive Vice                    1999         47,700                                    100,000           10,000(8)
    President--Latin
  America......................     1998

Stephen P. Shanesy,                 2000        265,000                                     35,000            6,800(2)
  Executive Vice President of       1999        250,000    100,000                          25,000            8,200(4)
  Global Brand Management......     1998        235,000     94,000                                            8,800(2)

Merrell M. Tomlin,                  2000        250,000                                     35,000            8,500(2)
  Executive Vice President of       1999        230,000    114,000                          25,000          151,600(9)
  Sales........................     1998        197,500     82,000                                           48,900(10)

------------------------------

(1) Includes approximately $70,000 related to a Company provided residence, $70,000 related to interest on the Executive Note (as defined herein) and $90,000 related to personal use of the Company aircraft.

(2) Represents contributions to 401K plan.

(3) Includes approximately $120,000 related to a Company provided residence, $70,000 related to interest on the Executive Note (as defined herein) and $50,000 related to personal use of the Company aircraft.

(4) Represents contributions to 401K plan and pension plan termination benefits.

(5) Includes approximately $70,000 related to interest on the Executive Note (as defined herein) and $48,000 related to a Company provided condominium.

(6) Represents personal use of the Company aircraft and a Company provided vehicle.

(7) Represents relocation payments, compensation from the exercise of stock options and contributions to 401K plan.

(8) Represents relocation payments.

(9) Represents relocation payments, contributions to 401K plan and pension plan termination benefits.

(10) Represents relocation payments and contributions to 401K plan.

OPTION GRANTS AND EXERCISES

    In connection with the 1996 recapitalization, the Board adopted the Rayovac Corporation 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options may be granted with respect to an aggregate of 3,000,000 shares of Common Stock. At September 30, 2000 an aggregate of 1,987,718 options to purchase shares of Common Stock at a weighted average exercise price of $6.41 per share, 911,577 of which have been granted to David A. Jones in accordance with the terms of his employment agreement were outstanding. See "Employment Agreement". In September 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). Pursuant to the Incentive Plan, we may grant stock-based awards, including options and restricted stock, to purchase up to 3,000,000 shares of Common Stock. At September 30, 2000 an aggregate of 1,288,489 options at a weighted average exercise price of $21.00 were outstanding under the Incentive Plan. Pursuant to the Rayovac Corporation 1997 Stock Option Plan (the "1997 Plan"), options to purchase an aggregate of 556,222 shares of Common Stock were granted to certain management employees, which options were immediately exercised or surrendered to the Company's Deferred Compensation Plan as of such date.

    The following table discloses the grants of stock options during fiscal 2000 to the Named Executive Officers.

                          OPTION GRANTS IN FISCAL 2000

                                                      INDIVIDUAL GRANTS
                                 ------------------------------------------------------------     POTENTIAL REALIZABLE
                                  NUMBER OF                                                         VALUE AT ASSUMED
                                 SECURITIES    PERCENT OF TOTAL                                   ANNUAL RATES OF STOCK
                                 UNDERLYING        OPTIONS        EXERCISE                       PRICE APPRECIATION FOR
                                   OPTIONS        GRANTED TO       OR BASE                             OPTION TERM
                                   GRANTED       EMPLOYEES IN       PRICE                       -------------------------
NAME                                 (#)         FISCAL YEAR      ($/SHARE)   EXPIRATION DATE    5% ($)         10% ($)
----                             -----------   ----------------   ---------   ---------------   --------       ----------
David A. Jones.................        --              --               --              --            --               --

Kent J. Hussey.................    40,000             5.5         $ 21.625       9/30/2009      $544,000       $1,378,600

Luis A. Cancio.................    50,000             6.9         $20.9375       4/28/2009      $658,375       $1,668,449

Stephen P. Shanesy.............    35,000             4.8         $ 21.625       9/30/2009      $476,000       $1,206,275

Merrell M. Tomlin..............    35,000             4.8         $ 21.625       9/30/2009      $476,000       $1,206,275

    The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN FISCAL 2000 AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED             IN-THE-MONEY
                                   SHARES                           OPTIONS AT                    OPTIONS AT
                                  ACQUIRED       VALUE          FISCAL YEAR END (#)         FISCAL YEAR END ($)(1)
NAME                             ON EXERCISE   REALIZED $   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
----                             -----------   ----------   ---------------------------   ---------------------------
David A. Jones.................      --           --           546,945/364,632             $6,965,345/4,643,589

Kent J. Hussey.................      --           --           134,143/171,716              1,306,573/1,160,872

Luis A. Cancio.................      --           --           12,500/137,500                      0 / 0

Stephen P. Shanesy.............      --           --           73,368/100,579                 875,341/599,149

Merrell M. Tomlin..............      --           --           73,368/100,579                 875,341/599,149

--------------------------

(1) These values are calculated using the $17.125 per share closing price of the Common Stock as quoted on the NYSE on September 30, 2000.

PENSION PLAN

    In fiscal 1997 we contributed to a defined benefit pension plan covering all domestic non-union employees (the "Pension Plan"). On August 1, 1997 the Pension Plan accruals were frozen and the Pension Plan was officially terminated on October 1, 1997. We made no contributions to the Pension Plan during fiscal 1998, 1999 or 2000. Distribution of benefits due to participating employees under the Pension Plan was made during fiscal 1999. In fiscal 1999 and 2000, we contributed to a defined contribution 401(k) plan covering domestic non-union employees (the "401(k) Plan"). We made contributions allocated on the basis of compensation and age as identified in the summary compensation table.

DIRECTOR COMPENSATION

    Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors of the Company are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. Messrs. Lupo and Deering received $5,000 per quarterly meeting in their capacities as directors for fiscal year 2000. Commencing fiscal year 2001, Messrs. Lupo and Pellegrino will receive $20,000 per year for their service, plus $1,000 per Board of Director meeting each attends. In addition, each will receive $500 for each Board Committee meeting each attends. Messrs. Schoen, Shepherd and Smith receive no fees in their capacities as directors. See Item 13, "Certain Relationships and Related Transactions" for a description of certain other arrangements pursuant to which THL Co., of which Messrs. Schoen and Smith are managing directors and Mr. Shepherd is a special partner, receives compensation from the Company.

EMPLOYMENT AGREEMENTS

    On October 1, 2000, we entered into amended and restated employment agreements with David A. Jones (the "Jones Employment Agreement") and Kent J. Hussey (the "Hussey Employment Agreement"), as well as Employment Agreements with Stephen P. Shanesy, Merrell M. Tomlin and Luis A. Cancio (together with the Jones Employment Agreement and the Hussey Employment Agreement, the "Executive Employment Agreements") (the "Executives"). Under their respective employment agreements, Mr. Jones is entitled to a base salary of $550,000 per annum, Mr. Hussey is entitled to a base salary of $385,000 per annum, Mr. Shanesy and Mr. Tomlin are each entitled to a base salary of $290,000 per annum and Mr. Cancio is entitled to a base salary of $275,000 per annum (such base salaries may be increased from time to time at the discretion of the Board of Directors) and each Executive is entitled to an annual bonus based upon the Company achieving certain annual performance goals established by the Board of Directors.

    The Jones Employment Agreement provides that he be paid a bonus of Four Hundred Thousand Dollars ($400,000) in October, 2000 as compensation for past services, and an additional bonus of Four Hundred Thousand Dollars ($400,000) on September 30, 2003. In addition, the Jones Employment Agreement provides that Mr. Jones will be granted the option to purchase his Company-owned home for a nominal amount on April 30, 2003. In connection with the 1996 recapitalization, Mr. Jones individually also purchased 227,895 shares of Common Stock at approximately $4.39 per share. One-half of the purchase price was paid in cash and one-half with a promissory note (the "Executive Note"). The Company holds the Executive Note in the principal amount of $500,000 from Mr. Jones in connection with the purchase of shares of Common Stock. Mr. Jones will receive additional salary at an initial rate of $35,000 annually as long as the promissory note remains outstanding. In the event of a "sale" of the Company (as defined), Mr. Jones' right to receive the $400,000 bonus and his right to acquire his home shall accelerate to the date of such "sale."

    Each Executive Employment Agreement has a term of three years expiring on September 30, 2003, and each Executive Employment Agreements other than the Jones Employment Agreement each provide for automatic renewal for successive one-year periods unless terminated earlier upon 90 days prior written notice by either the Executive or the Company. Under the Executive Employment Agreements, each of the Executives has the right to resign and terminate his respective Executive Employment Agreement at any time upon 60 days notice. Upon such resignation, we must pay to the resigning Executive any unpaid base salary.

    The Jones Employment Agreement provides that, upon termination of Mr. Jones for death or disability, we will pay him or his estate his base salary for the next twenty-four (24) months and we will pay him two times the pro rata portion of his annual bonus. In addition, we will pay him his "additional salary" for the duration of the term of his agreement, and he shall be entitled to insurance and other specified benefits for the greater of twenty-four (24) months or the remainder of the term. In the event Mr. Jones is terminated "without cause" (as defined), he shall be paid his base salary for the greater of twenty-four (24) months or the remainder of the term, and he will continue to be paid his annual bonus for the greater of twenty-four (24) months or the remainder of the term. Mr. Jones shall also be entitled to receive his

"additional salary" and insurance and other benefits for the greater of twenty-four (24) months or the remainder of the term.

    The Executive Employment Agreements, other than the Jones Employment Agreement, provide that, upon termination of such Executive's employment without cause or for death or disability, we will pay to the terminated Executive or such Executive's estate two times the Executive's base salary and annual bonus, to be paid out over the following twelve (12) months. In addition, each Executive shall be entitled to receive insurance and other benefits for the greater of twenty-four (24) months or the remainder of the term.

    Each Executive Employment Agreement provides us with the right to terminate the Executive's employment for "cause" (as defined), in which event we shall be obligated to pay to the terminated Executive any unpaid base salary accrued through the date of termination.

    Each Executive Employment Agreement also provides that, during the term of the agreement or the period of time served as an employee or director, and for one year thereafter, the Executive shall not engage in or have any business which is involved in the industries in which we are engaged.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 2000, the Compensation Committee of the Board of Directors was composed of Scott A. Schoen, Thomas R. Shepherd and Warren C. Smith, Jr.

    The Company and THL Co. (which together with its affiliates owns 42.0% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the 1996 recapitalization pursuant to which we have engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the 1996 recapitalization, we paid THL Co. and an affiliate an aggregate fee of $3.25 million (the "THL Transaction Fee"). In consideration of the consulting and management advisory services, we pay THL Co. and its affiliate an aggregate annual fee of $360,000 plus expenses (the "Management Fee"). We believe that this Management Agreement is on terms no less favorable to us than could have been obtained from an independent third party.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 31, 2000 by:

    - each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock;

    - each of our directors and each named executive officer (as defined herein); and

    - all of our current directors and executive officers as a group.

    This information is based upon information received from or on behalf of the individuals named herein.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 27,572,256 shares of Common Stock outstanding as of the close of business on October 31, 2000. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of October 31, 2000, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                                             NUMBER OF
                                                                              SHARES
                                                            NUMBER            SUBJECT
NAMES AND ADDRESS OF BENEFICIAL OWNER                      OF SHARES       TO OPTIONS(1)       PERCENT
-------------------------------------                      ---------       -------------       --------
Thomas H. Lee Equity Fund III, L.P.(2)
  75 State Street, Ste. 2600
  Boston, MA 02109.......................................  9,928,579                --           36.0%

Thomas H. Lee Foreign Fund III, L.P.(2)
  75 State Street, Ste. 2600
  Boston, MA 02109.......................................    615,051                --            2.2

THL-CCI Limited Partnership(3)
  75 State Street, Suite 2600
  Boston, MA 02109.......................................  1,042,405                --            3.8

FMR Corp.(4)
  82 Devonshire Street
  Boston, MA 02109-3614..................................  2,136,950                --            7.8

David A. Jones...........................................    109,294(5)        729,261            3.0

Kent J. Hussey...........................................     81,685(6)        197,734            1.0

Stephen P. Shanesy.......................................     52,941(7)        108,908              *

Merrell M. Tomlin........................................     36,216(9)        108,908              *

Luis A. Cancio...........................................     34,979(8)         25,000              *

Scott A. Schoen(2)(10)...................................     50,036                --              *

Thomas R. Shepherd(2)(10)................................     26,061                --              *

Warren C. Smith, Jr.(2)(10)..............................     41,703                --              *

Joseph W. Deering........................................     10,000             3,000              *

John S. Lupo.............................................      2,500             4,000              *

Philip F. Pellegrino.....................................      1,000                --              *

All directors and executive officers of the Company as a
  group
  (13 persons)...........................................    578,235(11)     1,367,564            6.7

------------------------

* Indicates less than 1% of the total number of outstanding shares of Common Stock.

(1) Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of October 31, 2000.

(2) THL Equity Advisors III Limited Partnership ("Advisors"), the general partner of the THL Fund and Thomas H. Lee Foreign Fund III, L.P., THL Equity Trust III ("Equity Trust"), the general partner of Advisors, Thomas H. Lee, Scott A. Schoen, Warren C. Smith, Jr. and other managing directors of Thomas
    H. Lee Co., as Trustees of Equity Trust, and Thomas H. Lee as sole shareholder of Equity Trust, may be deemed to be beneficial owners of the shares of Common Stock held by such Funds. Each of these persons disclaims beneficial ownership of all shares.

(3) THL Investment Management Corp., the general partner of THL-CCI Limited Partnership, and Thomas H. Lee, as director and sole shareholder of THL Investment Management Corp., may also be deemed to be beneficial owners of the shares of Common Stock held by THL-CCI Limited Partnership. THL Investment Management Corp. disclaims beneficial ownership of such shares. Thomas H. Lee disclaims beneficial ownership of such shares except to the extent of his direct pecuniary interest.

(4) FMR Corp. and related persons and entities reported on a Schedule 13G filed on September 10, 2000 that they were the beneficial owners of 2,136,950 shares of the Company's Common Stock. This report indicates that FMR Corp. has the sole or shared power to vote or direct the vote for none of such shares and sole investment power for all of such shares.

(5) Includes 68,905 restricted shares whose restrictions have not lapsed as of October 31, 2000 and 4,538 shares held in the Company's 401(k) plan. It also includes 2,957 shares representing Mr. Jones' proportional interest in the THL Fund, shares of which Mr. Jones disclaims beneficial ownership.

(6) Includes 48,234 restricted shares whose restrictions have not lapsed as of October 31, 2000 and 1,008 shares held in the Company's 401(k) plan.

(7) Includes 33,138 restricted shares whose restrictions have not lapsed as of October 31, 2000 and 692 shares held in the Company's 401(k) plan.

(8) Includes 31,387 restricted shares whose restrictions have not lapsed as of October 31, 2000.

(9) Includes 32,700 restricted shares whose restrictions have not lapsed as of October 31, 2000.

(10) Represents the proportional interest of such individual in THL-CCI Limited Partnership. In the case of Mr. Smith, share amounts also include 9,786 shares which Mr. Smith may be deemed to beneficially own as a result of Mr. Smith's childrens' proportional beneficial interest in THL-CCI Limited Partnership.

(11) Includes 277,138 restricted shares whose restrictions have not lapsed as of October 31, 2000 and 11,676 shares held in the Company's 401(k) plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Rayovac and THL Co. (which, together with its affiliates owns 42.0% of the outstanding Common Stock) are parties to a Management Agreement entered into in connection with the 1996 recapitalization pursuant to which we engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 12, 2001. Under the Management Agreement and in connection with the closing of the 1996, recapitalization, we paid THL Co. and an affiliate a transaction fee. In consideration of the consulting and management advisory services, we pay THL Co. and its affiliate a management fee. We believe that this Management Agreement is on terms no less favorable to us than could have been obtained from an independent third party.

    Rayovac and David A. Jones are parties to the Jones Employment Agreement pursuant to which Mr. Jones agreed to be our Chairman of the Board of Directors and Chief Executive Officer. Mr. Jones also purchased from us 227,895 shares of Common Stock with cash and a $500,000 promissory note held by us with interest payable at a rate of 7% per annum and principal payable on the earliest of the following to occur: (i) the fifth anniversary of the note; (ii) the date on which (a) Mr. Jones terminates his employment for any reason other than a Constructive Termination (as defined in the Jones Employment Agreement) and (b) he is no longer a director of the Company; or
(iii) the date we terminate Mr. Jones' employment for Cause (as defined in the Jones Employment Agreement). Proceeds from any sale of Mr. Jones' shares must be used to immediately prepay, in whole or in part, the principal amount of the promissory note outstanding and any accrued and unpaid interest on the portion prepaid or the holder of the promissory note may declare the entire principal amount of such note to be immediately due and payable. Mr. Jones receives additional salary at an initial rate of $35,000 annually during the period the promissory note is outstanding. In addition, the Company and Kent J. Hussey are parties to the Hussey Employment Agreement pursuant to which Mr. Hussey agreed to be our President and Chief Operating Officer, and the Company is also party to Executive Employment Agreements with Luis A. Cancio, Stephen P. Shanesy, and Merrell M. Tomlin pursuant to which these executives agreed to be employed by us. See Item 11, "Executive Compensation--Employment Agreements."

    We hold five-year promissory notes dated March 17, 1997, from Messrs. Tomlin and Shanesy, in principal amounts of $60,000 and $80,000, respectively, with interest payable at 8% per annum. Such notes were incurred in connection with the purchase of shares of Common Stock by Messrs. Tomlin and Shanesy upon joining the Company. We also hold a five-year promissory note with Mr. Hussey, dated April 1, 2000, in principal amount of $200,000 with interest payable at 8% per annum.

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

    On July 20, 2000, the Board of Directors authorized additional loans to Messrs. Jones, Hussey, Shanesy, Tomlin, and Cancio up to the amount of $1,950,000, $800,000, $200,000, $500,000, and $200,000, respectively. Interest on these notes is to be adjusted annually to the IRS minimum rate for 3-5 year maturities. These loans are secured by a security interest in shares of Rayovac common stock (including vested options) owned by the borrower. On August 25, 2000, Messrs. Jones and Hussey executed five-year promissory notes in principal amount of $1,500,000 and $200,000 respectively, under the loan program.

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

Schedule II Valuation and Qualifying Accounts...............    II-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rayovac Corporation:

    We have audited the accompanying consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and subsidiaries as of September 30, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
                                          KPMG LLP

Milwaukee, Wisconsin
November 3, 2000

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999        2000
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  11,065   $   9,757
  Receivables:
    Trade accounts receivable, net of allowance for doubtful
      receivables of $1,253 and $1,020, respectively........    138,155     147,767
    Other...................................................      3,166       5,900
  Inventories...............................................     81,618     100,676
  Deferred income taxes.....................................      9,271       6,074
  Prepaid expenses and other................................     13,578      20,996
                                                              ---------   ---------
      Total current assets..................................    256,853     291,170
                                                              ---------   ---------
Property, plant and equipment, net..........................    110,778     111,897
Deferred charges and other..................................     24,146      33,781
Intangible assets...........................................    128,850     122,114
Debt issuance costs.........................................     12,274      10,054
                                                              ---------   ---------
      Total assets..........................................  $ 532,901   $ 569,016
                                                              =========   =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $  22,895   $  44,815
  Accounts payable..........................................     85,524      97,857
  Accrued liabilities:
    Wages and benefits......................................     11,481      12,012
    Accrued interest........................................      5,109       5,790
    Recapitalization and other special charges..............      6,482         978
    Other...................................................     20,966      25,028
                                                              ---------   ---------
      Total current liabilities.............................    152,457     186,480
Long-term debt, net of current maturities...................    307,426     272,815
Employee benefit obligations, net of current portion........     12,860      15,365
Deferred income taxes.......................................      8,619       8,242
Other.......................................................      5,079       5,418
                                                              ---------   ---------
      Total liabilities.....................................    486,441     488,320
                                                              ---------   ---------
Shareholders' equity:
  Common stock, $.01 par value, authorized 150,000 shares;
    issued 56,970 and 57,101 shares, respectively;
    outstanding 27,490 and 27,570 shares, respectively......        570         571
  Additional paid-in capital................................    103,577     104,197
  Retained earnings.........................................     70,100     108,450
  Accumulated other comprehensive income....................      2,199         650
  Notes receivable from officers/shareholders...............       (890)     (3,190)
                                                              ---------   ---------
                                                                175,556     210,678

Less treasury stock, at cost, 29,480 and 29,531 shares,
  respectively..............................................   (129,096)   (129,982)
                                                              ---------   ---------
      Total shareholders' equity............................     46,460      80,696
                                                              ---------   ---------
      Total liabilities and shareholders' equity............  $ 532,901   $ 569,016
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1998       1999       2000
                                                              --------   --------   --------
Net sales...................................................  $495,733   $564,302   $703,933
Cost of goods sold..........................................   258,293    293,858    358,226
Other special charges.......................................        --      1,300         --
                                                              --------   --------   --------
Gross profit................................................   237,440    269,144    345,707
                                                              --------   --------   --------
Operating expenses:
  Selling...................................................   148,875    160,223    195,067
  General and administrative................................    32,413     37,366     50,546
  Research and development..................................     9,424      9,785     10,763
  Other special charges.....................................     6,183      8,132         --
                                                              --------   --------   --------
                                                               196,895    215,506    256,376
                                                              --------   --------   --------
Income from operations......................................    40,545     53,638     89,331
Interest expense............................................    15,670     16,354     30,626
Other (income) expense, net.................................      (155)      (314)       753
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........    25,030     37,598     57,952
Income tax expense..........................................     8,660     13,462     19,602
                                                              --------   --------   --------
Income before extraordinary item............................    16,370     24,136     38,350
Extraordinary item, loss on early extinguishment of debt,
  net of income tax benefit of $1,263.......................    (1,975)        --         --
                                                              --------   --------   --------
Net income..................................................  $ 14,395   $ 24,136   $ 38,350
                                                              ========   ========   ========

Basic net income per common share:
  Income before extraordinary item..........................  $   0.62   $   0.88   $   1.39
  Extraordinary item........................................     (0.08)        --         --
                                                              --------   --------   --------
Net income..................................................  $   0.54   $   0.88   $   1.39
                                                              ========   ========   ========
Weighted average shares of common stock outstanding.........    26,477     27,486     27,504
                                                              ========   ========   ========
Diluted net income per common share:
  Income before extraordinary item..........................  $   0.58   $   0.83   $   1.32
  Extraordinary item........................................     (0.07)        --         --
                                                              --------   --------   --------
Net income..................................................  $   0.51   $   0.83   $   1.32
                                                              ========   ========   ========
Weighted average shares of common stock and equivalents
  outstanding...............................................    28,091     29,233     29,069
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Net income..................................................  $14,395    $24,136    $38,350
Other comprehensive income:
  Foreign currency translation adjustment...................      230        166     (1,964)
  Minimum pension liability adjustment......................     (678)       342        638
                                                              -------    -------    -------
Other comprehensive (loss) income before tax................     (448)       508     (1,326)

Income tax benefit (expense) related to minimum pension
  liability.................................................      237       (120)      (223)
                                                              -------    -------    -------
Comprehensive income, net of tax............................  $14,184    $24,524    $36,801
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           ACCUMULATED OTHER
                                                                                          COMPREHENSIVE INCOME
                                                                                  ------------------------------------
                                                                                    FOREIGN       MINIMUM
                                       COMMON STOCK       ADDITIONAL               CURRENCY       PENSION
                                    -------------------    PAID-IN     RETAINED   TRANSLATION    LIABILITY
                                     SHARES     AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT    ADJUSTMENT     TOTAL
                                    --------   --------   ----------   --------   -----------   -----------   --------
Balances at September 30, 1997....   20,581      $500      $ 15,974    $31,569      $ 2,270        $(248)     $ 2,022
Net income........................       --        --            --     14,395           --           --           --
Sale of common stock..............    6,823        68        87,092         --           --           --           --
Sale of common stock by trust.....       --        --            --         --           --           --           --
Treasury stock acquired...........      (27)       --            --         --           --           --           --
Exercise of stock options.........       94         1           238         --           --           --           --
Notes receivable from
  officers/shareholders...........       --        --            --         --           --           --           --
Adjustment of additional minimum
  pension liability...............       --        --            --         --           --         (441)        (441)
Translation adjustment............       --        --            --         --          230           --          230
Unrealized (gain)/loss on stock
  held in trust...................       --        --            --         --           --           --           --
                                     ------      ----      --------    --------     -------        -----      -------
Balances at September 30, 1998....   27,471       569       103,304     45,964        2,500         (689)       1,811
Net income........................       --        --            --     24,136           --           --           --
Sale of common stock by trust.....       --        --            --         --           --           --           --
Treasury stock acquired...........      (20)       --            --         --           --           --           --
Exercise of stock options.........       39         1           273         --           --           --           --
Adjustment of additional minimum
  pension liability...............       --        --            --         --           --          222          222
Translation adjustment............       --        --            --         --          166           --          166
Unrealized (gain)/loss on stock
  held in trust...................       --        --            --         --           --           --           --
                                     ------      ----      --------    --------     -------        -----      -------
Balances at September 30, 1999....   27,490       570       103,577     70,100        2,666         (467)       2,199
Net income........................       --        --            --     38,350           --           --           --
Treasury stock acquired...........      (51)       --            --         --           --           --           --
Exercise of stock options.........      131         1           620         --           --           --           --
Notes receivable from
  officers/shareholders...........       --        --            --         --           --           --           --
Adjustment of additional minimum
  pension liability...............       --        --            --         --           --          415          415
Translation adjustment............       --        --            --         --       (1,964)          --       (1,964)
                                     ------      ----      --------    --------     -------        -----      -------
Balances at September 30, 2000....   27,570      $571      $104,197    $108,450     $   702        $ (52)     $   650
                                     ======      ====      ========    ========     =======        =====      =======


                                         NOTES
                                    RECEIVABLE FROM    STOCK                     TOTAL
                                       OFFICERS/      HELD IN    TREASURY    SHAREHOLDERS'
                                     SHAREHOLDERS      TRUST       STOCK        EQUITY
                                    ---------------   --------   ---------   -------------
Balances at September 30, 1997....      $(1,658)       $(962)    $(128,040)    $(80,595)
Net income........................           --           --            --       14,395
Sale of common stock..............           --           --            --       87,160
Sale of common stock by trust.....           --          817            --          817
Treasury stock acquired...........           --           --          (432)        (432)
Exercise of stock options.........           --           --            --          239
Notes receivable from
  officers/shareholders...........          768           --            --          768
Adjustment of additional minimum
  pension liability...............           --           --            --         (441)
Translation adjustment............           --           --            --          230
Unrealized (gain)/loss on stock
  held in trust...................           --         (267)           --         (267)
                                        -------        -----     ---------     --------
Balances at September 30, 1998....         (890)        (412)     (128,472)      21,874
Net income........................           --           --            --       24,136
Sale of common stock by trust.....           --          394            --          394
Treasury stock acquired...........           --           --          (624)        (624)
Exercise of stock options.........           --           --            --          274
Adjustment of additional minimum
  pension liability...............           --           --            --          222
Translation adjustment............           --           --            --          166
Unrealized (gain)/loss on stock
  held in trust...................           --           18            --           18
                                        -------        -----     ---------     --------
Balances at September 30, 1999....         (890)          --      (129,096)      46,460
Net income........................           --           --            --       38,350
Treasury stock acquired...........           --           --          (886)        (886)
Exercise of stock options.........           --           --            --          621
Notes receivable from
  officers/shareholders...........       (2,300)          --            --       (2,300)
Adjustment of additional minimum
  pension liability...............           --           --            --          415
Translation adjustment............           --           --            --       (1,964)
                                        -------        -----     ---------     --------
Balances at September 30, 2000....      $(3,190)       $  --     $(129,982)    $ 80,696
                                        =======        =====     =========     ========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  14,395   $  24,136   $  38,350
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
    Extraordinary item, loss on early extinguishment of
      debt..................................................      3,238          --          --
    Amortization............................................      2,977       3,079       6,309
    Depreciation............................................     10,873      11,890      16,024
    Deferred income taxes...................................      2,361       1,038       2,905
    (Gain) loss on disposal of fixed assets.................     (2,439)        162      (1,297)
    Settlement of deferred compensation agreement...........     (1,243)         --          --
    Changes in assets and liabilities, net of businesses
      acquired:
      Accounts receivable...................................    (19,362)    (29,267)    (15,697)
      Inventories...........................................     (2,987)     (4,667)    (20,344)
      Prepaid expenses and other assets.....................     (7,989)     (9,075)     (5,416)
      Accounts payable and accrued liabilities..............     (3,494)     12,242      22,126
      Accrued recapitalization and other special charges....      2,177         999      (5,147)
                                                              ---------   ---------   ---------
Net cash (used) provided by operating activities............     (1,493)     10,537      37,813
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment................    (15,931)    (24,113)    (18,996)
  Proceeds from sale of property, plant and equipment.......      3,678          26       1,051
  Payment for acquisitions, net of cash acquired............    (11,124)   (145,076)         --
                                                              ---------   ---------   ---------
Net cash used by investing activities.......................    (23,377)   (169,163)    (17,945)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Reduction of debt.........................................   (140,024)   (102,974)   (215,394)
  Proceeds from debt financing..............................     81,928     275,125     203,189
  Cash overdraft............................................       (378)      2,745      (4,971)
  Debt issuance costs.......................................       (150)     (5,904)         --
  Premiums paid on extinguishment of debt...................     (3,238)         --          --
  Proceeds from direct financing lease......................        200         200          --
  Proceeds from (advances for) notes receivable from
    officers/shareholders...................................        768          --      (2,300)
  Issuance of stock.........................................     87,160          --          --
  Acquisition of treasury stock.............................       (343)       (390)       (886)
  Exercise of stock options.................................        149          40         621
  Payments on capital lease obligation......................       (720)       (794)     (1,233)
                                                              ---------   ---------   ---------
  Net cash provided (used) by financing activities..........     25,352     168,048     (20,974)
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................        (21)         49        (202)
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........        461       9,471      (1,308)
Cash and cash equivalents, beginning of year................      1,133       1,594      11,065
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   1,594   $  11,065   $   9,757
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $  16,767   $  12,837   $  27,691
  Cash paid for income taxes................................      5,735      11,114      14,318

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

(2)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    (a)  PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR END

    The consolidated financial statements include the financial statements of Rayovac Corporation and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 1998, 1999 and 2000 refer to the fiscal years ended September 30, 1998, 1999 and 2000.

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

    At the beginning of 2000, the Company made certain changes in accounting estimates including a change in the estimated useful life of permanent fixtures provided to retail outlets which will now be amortized over an estimated useful life of one to two years rather than expensed when shipped. In addition, the Company now expenses maintenance materials when used rather than when purchased. These changes in estimates increased 2000 net income by approximately $2,500.

    (d)  CASH EQUIVALENTS

    For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

    (e)  CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND EMPLOYEES

    The Company has one customer that represented over 10% of its net sales. The Company derived 19%, 20% and 21% of its net sales from this customer during 1998, 1999 and 2000, respectively.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    A significant number of the Company's factory employees are represented by labor unions. The Company believes its relationship with its employees is good and there have been no work stoppages involving Company employees since 1981 in North America and since 1991 in the United Kingdom.

    The Company has entered into collective bargaining agreements with expiration dates as follows:

LOCATION                                                     EXPIRATION DATE
--------                                                     ---------------
Washington, UK Production..................................  November 2000
Guatemala City, Guatemala..................................  March 2001
Mexico City, Mexico........................................  February 2002
Portage, WI................................................  July 2002
Hayward, CA................................................  May 2003
Madison, WI................................................  August 2003
Fennimore, WI..............................................  March 2005

    Approximately 46% of the total labor force is covered by collective bargaining agreements. Bargaining agreements that expire in 2001 represent approximately 4% of the total labor force. Negotiations are ongoing to extend the agreement covering 21 employees at our Washington, UK production facility. The existing agreement provides for automatic weekly renewals and the Company anticipates an agreement will be finalized in the second quarter of fiscal 2001.

    (f)  DISPLAYS AND FIXTURES

    The costs of temporary displays are capitalized and recorded as a prepaid asset and charged to expense when shipped to a customer location. Permanent fixtures are capitalized and amortized over an estimated useful life of one to two years. Such prepaid assets amount to approximately $1,839 and $3,304 as of September 30, 1999 and 2000, respectively.

    (g)  INVENTORIES

    Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 81% and 78% of the inventories at September 30, 1999 and 2000, respectively. Costs for other inventories have been determined primarily using the average cost method.

    (h)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements...................................  20-30 years
Machinery, equipment and other..............................   2-15 years

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (i)  INTANGIBLE ASSETS

    Intangible assets are recorded at cost and are amortized, using the straight-line method, over their estimated useful lives. Excess cost over fair value of net assets acquired (goodwill) is amortized over 15 to 40 years. The trade name is being amortized over 40 years. Other intangibles are amortized over 3 to 17 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the remaining balance over its remaining life can be recovered through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized carrying value of intangible assets will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

    (j)  DEBT ISSUANCE COSTS

    Debt issuance costs are capitalized and amortized to interest expense over the lives of the related debt agreements.

    (k)  ACCOUNTS PAYABLE

    Included in accounts payable at September 30, 1999 and 2000, is approximately $7,843 and $2,456, respectively, of book overdrafts on disbursement accounts which were replenished when checks were presented for payment.

    (l)  INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (m)  FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange losses on foreign currency transactions

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) aggregating $334, $708 and $1,334 for 1998, 1999 and 2000, respectively, are included in other (income) expense, net, in the Consolidated Statements of Operations.

    (n)  ADVERTISING COSTS

    The Company incurred expenses for advertising of $33,441, $33,292 and $34,011 in 1998, 1999 and 2000, respectively. The Company expenses advertising production costs the first time the advertising takes place.

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

    Net income per common share is calculated based upon the following shares:

                                                        1998       1999       2000
                                                      --------   --------   --------
Basic...............................................   26,477     27,486     27,504
Effect of assumed conversion of stock options.......    1,614      1,747      1,565
                                                       ------     ------     ------
Diluted.............................................   28,091     29,233     29,069
                                                       ======     ======     ======

    (q)  DERIVATIVE FINANCIAL INSTRUMENTS

    Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

    The Company uses interest rate swaps to manage its interest rate risk. The net amounts to be paid or received under interest rate swap agreements designated as hedges are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the counter-parties are included in accrued liabilities or accounts receivable. The Company has entered into a series of interest rate swap agreements which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 through October 2002. The unrealized portion of the fair value of these contracts at September 30, 2000 was $210.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    The Company enters into forward foreign exchange contracts to mitigate the risk from anticipated settlement in local currencies of inter-company purchases and sales. These contracts generally require the Company to exchange foreign currencies for U.S. dollars. The contracts are marked to market, and the related adjustment is recognized in other expense (income). The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable. The Company has $3,760 of such forward exchange contracts at September 30, 2000. The unrealized portion of the fair value of the contracts at September 30, 2000 was immaterial.

    The Company enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade sales. These contracts generally require the Company to exchange foreign currencies for Pounds Sterling. The related amounts receivable from the trade customers are included in accounts receivable. The Company has approximately $1,466 of such forward exchange contracts at September 30, 2000. The unrealized portion of the fair value of the contracts at September 30, 2000, was $81.

    The Company enters into forward foreign exchange contracts to hedge the risk from anticipated settlement in local currencies of trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars. The Company has approximately $10,900 of such forward exchange contracts denominated in Mexican Pesos at September 30, 2000. The unrealized portion of the fair value of the contracts at September 30, 2000, was ($613).

    The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges some of this risk through the use of commodity swaps, calls and puts. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. Buying calls allows the Company to purchase a specified quantity of a commodity for a fixed price through a specified date. Selling puts allows the buyer of the put to sell a specified quantity of a commodity to the Company for a fixed price through a specific date. The maturity of, and the quantities covered by, the contracts highly correlate to the Company's anticipated purchases of the commodities. The cost of the calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. At September 30, 2000, the Company had entered into a series of swaps for zinc with a contract value of $7,843 for the period October 2000 through September 2001. While these transactions have no carrying value, the unrealized portion of the fair value of these contracts at September 30, 2000, was immaterial.

    (r)  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments approximate the fair value of those instruments except for the $65,000 of Senior Subordinated Notes due November 2006 with interest payable semi-annually at 10 1/4%. The fair value of these notes at September 30, 2000 was $66,944 (See also note 2(q)).

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2)  SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    (t)  RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

    (u)  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards (SFAS) 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, and SFAS 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES, is effective for the Company as of October 1, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The accounting for changes in the fair value of a derivative depends on the use of the derivative. Adoption of these new accounting standards will result in a cumulative after-tax reduction in other comprehensive income of approximately $155 in the first quarter of fiscal 2001. The adoption will also result in $299 of hedge assets and $627 of hedge liabilities recorded on the balance sheet.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). An amendment in June 2000 delayed the effective date for the Company until the fourth quarter of 2001, which is when the Company will adopt the bulletin. The impact of adopting SAB 101 is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

    In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth quarter of 2001. The impact of this consensus on the Company's consolidated financial statements is still being evaluated and the Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

(3)  INVENTORIES

    Inventories consist of the following:

                                                              SEPTEMBER 30,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Raw material.............................................  $29,014    $ 31,355
Work-in-process..........................................   15,888      11,650
Finished goods...........................................   36,716      57,671
                                                           -------    --------
                                                           $81,618    $100,676
                                                           =======    ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(4)  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Land, building and improvements.........................  $ 34,726   $ 37,638
Machinery, equipment and other..........................   157,307    168,068
Construction in process.................................    26,328     23,159
                                                          --------   --------
                                                           218,361    228,865
Less accumulated depreciation...........................   107,583    116,968
                                                          --------   --------
                                                          $110,778   $111,897
                                                          ========   ========

    Machinery, equipment and other includes capitalized leases, net of amortization, totaling $1,913 and $1,283 at September 30, 1999 and 2000, respectively.

(5)  INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Excess cost over fair value of assets acquired
  (goodwill)............................................  $ 36,874   $ 33,878
Trade name..............................................    90,000     90,000
Non-competition agreement...............................     1,730        730
Underfunded pension.....................................     2,263      2,660
Proprietary technology..................................       525        525
                                                          --------   --------
                                                           131,392    127,793
Less: Accumulated amortization..........................     2,542      5,679
                                                          --------   --------
                                                          $128,850   $122,114
                                                          ========   ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6)  DEBT

    Debt consists of the following:

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Revolving credit facility...............................  $181,300   $175,700
Term loan facility......................................    75,000     62,830
Series B Senior Subordinated Notes, due November 1,
  2006, with interest at 10 1/4% payable
  semi-annually.........................................    65,000     65,000
Capitalized lease obligations...........................     1,098      1,019
Notes and obligations, weighted average interest rate of
  8.49% at September 30, 2000...........................     7,923     13,081
                                                          --------   --------
                                                           330,321    317,630
Less current maturities.................................    22,895     44,815
                                                          --------   --------
Long-term debt..........................................  $307,426   $272,815
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

    The term facility initially totaled $75,000. The facility provides for quarterly amortization totaling $10,000 in 2000, $15,000 in 2001, 2002 and 2003, and $20,000 in 2004. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA less certain operating expenditures including scheduled principal payments of long-term debt). The revolving credit facility provides for aggregate working capital loans up to $250,000 reduced by outstanding letters of credit (initially limited to $20,000) and other existing credit facilities and outstanding obligations.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6)  DEBT (CONTINUED)
    On July 28, 2000, the Company Amended the Second Restated Agreement ("First Amendment"). This First Amendment provides for letters of credit of up to $40,000, loans to employees in the ordinary course of business of up to $10,000 and capital expenditures of up to $40,000 in fiscal years 2001, 2002 and 2003. The Company recorded $25 of fees paid as a result of the amendment as a debt issuance cost which is being amortized over the remaining life of the Second Restated Agreement.

    Interest on these borrowings is at the Base Rate plus a margin (0.00% to 0.75%) per annum (10.00% at September 30, 2000) or IBOR plus a margin (0.75% to 1.75%) per annum (8.27% at September 30, 2000). The Company had outstanding letters of credit of approximately $15,970 at September 30, 2000. A fee (0.75% to 1.75%) per annum (1.50% at September 30, 2000) is payable on the outstanding letters of credit. The Company also incurs a fee of 0.25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. If an equity offering is not completed by September 30, 2002, the revolving credit facility is reduced by $25,000 on September 30, 2002 and on 2003.

    The Second Restated Agreement contains financial covenants with respect to borrowings which include maintaining minimum interest coverage and maximum leverage ratios. The limits imposed by such ratios vary depending on whether or not the Company executes equity offerings during the term of the agreement. In addition, the Second Restated Agreement restricts the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets. The Company is in compliance with the restrictive covenants of the Second Restated Agreement. The Company is required to pay a commitment fee (0.25% to 0.50%) per annum (0.375% at September 30, 2000) on the average daily-unused portion of the facilities. The facilities' margin and commitment fee may be adjusted if the Company's leverage ratio, as defined, increases or decreases. Borrowings under the Second Restated Agreement are collateralized by substantially all of the assets of the Company.

    The Series B Senior Subordinated Notes ("Notes") will mature on November 1, 2006. In connection with the Company's initial public offering of common stock, $35,000 of the outstanding Notes were redeemed in December 1997. The Company recorded the $3,238 premium paid as a result of the early redemption as an extraordinary item. On or after November 1, 2001, the Notes will be redeemable at the option of the Company, in whole or in part, at prescribed redemption prices plus accrued and unpaid interest.

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

    On August 6, 1999 the Company entered into a Second Supplemental Indenture ("Second Supplemental Indenture") to allow the Company to finance the Acquisition entirely with senior secured debt. As a result of The Second Supplemental Indenture, in addition to ROV Holding, Inc., the Company's directly and wholly owned subsidiaries Rovcal and Vidor Battery Company also became joint and several guarantors. The Second Supplemental Indenture became effective upon notice by the Company of its

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6)  DEBT (CONTINUED)
intent to proceed with the amendments. Such notice was given on August 9, 1999. The Company recorded $2,200 of fees paid as a result of the amendments as a debt issuance cost which is being amortized over the remaining life of the Notes.

    Upon a change in control, the Company shall be required to repurchase all or any part of the Notes at a purchase price equal to 101% of the aggregate principal amount. The Company is also required to offer to repurchase all or a portion of the Notes upon consummation of an asset sale, as defined, in excess of $5,000.

    The terms of the Notes restrict or limit the ability of the Company and its subsidiaries to, among other things, (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock,
(iii) create liens, (iv) incur dividend and other payment restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales,
(vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. The Company is in compliance with the terms of the Notes. Payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's directly and wholly owned subsidiaries, ROV Holding, Inc., Rovcal, and Vidor Battery Company, each a guarantor. Vidor Battery Company was dissolved and the assets transferred to the Company on September 2, 1999. The foreign subsidiaries of the Company currently do not guarantee the payment obligations under the Notes (Nonguarantor Subsidiaries), and are wholly owned directly or indirectly by ROV Holding, Inc. (See note 18).

    The aggregate scheduled maturities of debt are as follows:

2001........................................................    44,815
2002........................................................    15,159
2003........................................................    15,127
2004........................................................   177,529
2005........................................................        --
Thereafter..................................................    65,000
                                                              --------
                                                              $317,630
                                                              ========

    In 2000, the Company entered into capital leases with an aggregate obligation of $1,163. Aggregate capitalized lease obligations are payable in installments of $713 in 2001, $159 in 2002, $127 in 2003 and $20 in 2004. $85
payable in each of 2001 and 2002 is due in Mexican Pesos. $126 payable in 2001 is due in Chilean Pesos.

    The carrying values of the debt instruments noted above are approximately 99% of their estimated fair values.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

(8) STOCK OPTION PLANS

    In 1996, the Company's Board of Directors ("Board") approved the Rayovac Corporation 1996 Stock Option Plan ("1996 Plan"). Under the 1996 Plan, stock options to acquire up to 3,000 shares of common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 2000, there were options with respect to 1,988 shares of common stock outstanding under the 1996 Plan.

    In 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights ("SARs"), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the Incentive Plan. Up to 3,000 shares of common stock may be issued under the Incentive Plan. The Incentive Plan expires in August 2007. As of September 30, 2000, there were options with respect to 1,288 shares of common stock outstanding under the Incentive Plan.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) STOCK OPTION PLANS (CONTINUED)
    A summary of the status of the Company's plans is as follows:

                                                  1998                        1999                        2000
                                        -------------------------   -------------------------   -------------------------
                                                     WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                      AVERAGE                     AVERAGE                     AVERAGE
                                        OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                        --------   --------------   --------   --------------   --------   --------------
Outstanding, beginning of period......   2,318         $ 4.33        2,561         $ 7.17        2,832         $ 9.14
Granted...............................     442          20.52          452          18.72          729          21.62
Exercised.............................    (107)          3.81          (39)          4.39         (132)          4.71
Forfeited.............................     (92)          4.39         (142)          5.18         (153)          8.39
                                         -----         ------        -----         ------        -----         ------
Outstanding, end of period............   2,561         $ 7.17        2,832         $ 9.16        3,276         $12.15
                                         =====         ======        =====         ======        =====         ======
Options exercisable, end of period....     828         $ 4.47          876         $ 6.05        1,325         $ 7.67
                                         =====         ======        =====         ======        =====         ======

    The following table summarizes information about options outstanding and outstanding and exercisable as of September 30, 2000:

                                                                          OPTIONS OUTSTANDING
                                    OPTIONS OUTSTANDING                     AND EXERCISABLE
                       ---------------------------------------------   --------------------------
                                      WEIGHTED-
                                       AVERAGE          WEIGHTED-                    WEIGHTED-
      RANGE OF         NUMBER OF      REMAINING          AVERAGE       NUMBER OF      AVERAGE
   EXERCISE PRICES      SHARES     CONTRACTUAL LIFE   EXERCISE PRICE    SHARES     EXERCISE PRICE
   ---------------     ---------   ----------------   --------------   ---------   --------------
        $4.39            1,707        6 years             $ 4.39         1,044         $ 4.39
  $15.875 - $23.375      1,472        8.4                  20.26           273          19.61
  $23.6875 - $29.50         97        8.9                  25.80             8          27.15

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

                                                     1998       1999       2000
                                                   --------   --------   --------
Net income reported..............................  $14,395    $24,136    $38,350
Pro forma net income.............................  $13,645    $22,697    $35,887
Pro forma basic net income per common share......  $  0.52    $  0.83    $  1.30
Pro forma diluted net income per common share....  $  0.49    $  0.78    $  1.23

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) STOCK OPTION PLANS (CONTINUED)
    The fair value of the Company's stock options used to compute pro forma net income and diluted net income per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      1998       1999       2000
                                                    --------   --------   --------
Assumptions used:
  Volatility......................................     26.2%      28.0%      28.6%
  Risk-free interest rate.........................     5.01%      6.22%      6.17%
  Expected life...................................  8 years    8 years    8 years
  Dividend yield..................................       --         --         --
Weighted-average grant-date fair value of options
  granted during period...........................  $  8.99    $  9.15    $ 10.49

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES

    Pretax income (income before income taxes and extraordinary item) and income tax expense consist of the following:

                                                     1998       1999       2000
                                                   --------   --------   --------
Pretax income:
  United States..................................  $19,352    $26,929    $30,383
  Outside the United States......................    2,440     10,669     27,569
                                                   -------    -------    -------
Total pretax income..............................  $21,792    $37,598    $57,952
                                                   =======    =======    =======

Income tax expense (benefit):
  Current:
    Federal......................................  $ 3,533    $ 7,908    $ 7,850
    Foreign......................................    1,667      3,988      8,142
    State........................................     (164)       528        705
                                                   -------    -------    -------
  Total current..................................    5,036     12,424     16,697
                                                   -------    -------    -------
  Deferred:
    Federal......................................    2,243        784      2,032
    Foreign......................................     (606)        55        731
    State........................................      724        199        142
                                                   -------    -------    -------
Total deferred...................................    2,361      1,038      2,905
                                                   -------    -------    -------
                                                   $ 7,397    $13,462    $19,602
                                                   =======    =======    =======

    In June 1998, a tax benefit of $1,263 was recorded in conjunction with the loss on early extinguishment of debt.

    The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:

                                                            1998          1999          2000
                                                          --------      --------      --------
Statutory Federal income tax rate.......................    35.0%         35.0%         35.0%
FSC benefit.............................................    (1.6)         (0.7)         (0.6)
Effect of foreign items and rate differentials..........     0.8           1.6          (0.9)
State income taxes, net.................................     4.1           1.2           1.0
Reduction of prior year tax provision...................    (2.8)         (2.0)         (1.3)
Other...................................................    (1.6)          0.7           0.6
                                                            ----          ----          ----
                                                            33.9%         35.8%         33.8%
                                                            ====          ====          ====

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Current deferred tax assets:
  Other special charges.................................  $  2,205   $    565
  Inventories and receivables...........................     2,091      2,815
  Marketing and promotional accruals....................     1,009      3,492
  Employee benefits.....................................     1,839        733
  Environmental accruals................................       874        600
  Other.................................................     1,253      1,572
                                                          --------   --------
Total current deferred tax assets.......................     9,271      9,777
                                                          --------   --------
Current deferred tax liabilities:
  Inventories...........................................        --     (4,395)
  Other.................................................        --       (670)
                                                          --------   --------
Total current deferred tax liabilities..................        --     (5,065)
                                                          --------   --------
Net current deferred tax assets.........................  $  9,271   $  4,712
                                                          ========   ========
Noncurrent deferred tax assets:
  Employee benefits.....................................     2,296      2,725
  Package design expense................................     1,279      1,226
  Foreign tax credits...................................        --      1,096
  Other.................................................     1,319      1,118
                                                          --------   --------
Total noncurrent deferred tax assets....................     4,894      6,165
                                                          --------   --------
Noncurrent deferred tax liabilities:
  Property, plant, and equipment........................   (12,923)   (11,548)
  Other.................................................      (119)    (1,111)
                                                          --------   --------
Total noncurrent deferred tax liabilities...............   (13,042)   (12,659)
                                                          --------   --------
Net noncurrent deferred tax liabilities.................  $ (8,148)  $ (6,494)
                                                          ========   ========

    At September 30, 2000, net noncurrent deferred tax assets of $1,748 are included in Deferred charges and other and net current deferred tax liabilities of $1,362 are included in Other accrued liabilities on the Consolidated Balance Sheets. At September 30, 1999, net noncurrent deferred tax assets of $471 are included in Deferred charges and other on the Consolidated Balance Sheets.

    During 2000, the Company utilized state net operating loss carry-forwards of approximately $936. At September 30, 2000, the Company had no remaining state net operating loss carry-forwards.

    The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)
    Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $9,084 and $25,115 at September 30, 1999 and 2000, respectively), either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

(10) LEASES

    Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2001.......................................................  $ 6,099
2002.......................................................    5,409
2003.......................................................    4,552
2004.......................................................    3,556
2005.......................................................    3,453
Thereafter.................................................   20,871
                                                             -------
                                                             $43,940
                                                             =======

    The leases on the properties require annual lease payments of $3,229 subject to annual inflationary increases. All of the leases expire during the years 2001 through 2014.

    Total rental expenses were $7,397, $6,902, and $6,924 for 1998, 1999, and 2000 respectively.

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

    OTHER BENEFITS

    The Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
service and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

                                                           PENSION BENEFITS       OTHER BENEFITS
                                                          -------------------   -------------------
                                                            1999       2000       1999       2000
                                                          --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...............  $ 50,198   $16,838    $ 2,218    $ 2,878
  Service cost..........................................       495       506        236        335
  Interest cost.........................................     1,431     1,239        156        209
  Amendments............................................        34       860         --        (94)
  Actuarial (gain) loss.................................      (573)   (1,039)       454       (230)
  Benefits paid.........................................   (34,747)     (673)      (186)      (173)
                                                          --------   -------    -------    -------
  Benefit obligation at end of year.....................  $ 16,838   $17,731    $ 2,878    $ 2,925
                                                          ========   =======    =======    =======

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year........  $ 42,742   $ 9,955    $    --    $    --
  Actual return on plan assets..........................       735       604         --         --
  Employer contribution.................................     1,357     1,493        186        173
  Benefits paid.........................................   (34,747)     (673)      (186)      (173)
  Plan expenses paid....................................      (132)     (121)        --         --
                                                          --------   -------    -------    -------
  Fair value of plan assets at end of year..............  $  9,955   $11,258    $    --    $    --
                                                          ========   =======    =======    =======

Funded status...........................................  $ (6,883)  $(6,473)   $(2,878)   $(2,925)
  Unrecognized net transition obligation................       301       257        511        375
  Unrecognized prior service cost.......................     2,235     2,861         --         --
  Unrecognized net actuarial (gain) loss................       191      (410)       895        609
  Adjustment for minimum liability......................    (2,730)   (2,712)        --         --
                                                          --------   -------    -------    -------
  Accrued benefit cost..................................  $ (6,886)  $(6,477)   $(1,472)   $(1,941)
                                                          ========   =======    =======    =======
Weighted-average assumptions:
  Discount rate.........................................       7.5%      8.0%      7.25%       7.5%
  Expected return on plan assets........................       9.0%      8.5%       0.0%       0.0%

                                                         PENSION BENEFITS                  OTHER BENEFITS
                                                  ------------------------------   ------------------------------
                                                    1998       1999       2000       1998       1999       2000
                                                  --------   --------   --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..................................  $   569     $  495     $  506      $245       $236       $335
  Interest cost.................................    3,783      1,431      1,239       173        156        209
  Actual return on assets.......................   (2,766)      (735)      (604)       --         --         --
  Amortization of prior service cost............      201        233        234        --         --         --
  Recognized net actuarial (gain) loss..........     (905)      (347)      (272)      114         63         96
                                                  -------     ------     ------      ----       ----       ----
  Net periodic benefit cost.....................  $   882     $1,077     $1,103      $532       $455       $640
                                                  =======     ======     ======      ====       ====       ====

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
    Pension plan assets and obligations are measured at June 30 each year. The contributions to the pension plans between July 1 and September 30 were $898 and $2,338 in 1999 and 2000, respectively.

    During 1997, the Company merged two of its defined benefit plans and ceased future benefit accruals. In 1999, the merged plans were liquidated and $34,120 in benefits were paid out.

    The Company has recorded an additional minimum pension liability of $2,730 and $2,712 at September 30, 1999 and 2000, respectively, to recognize the under funded position of certain of its benefit plans. An intangible asset of $2,263 and $2,660 at September 30, 1999 and 2000, respectively, equal to the unrecognized prior service cost of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost of $467 at September 30, 1999 and $52 at September 30, 2000, has been recorded as a component of accumulated other comprehensive income.

    The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants' compensation based on age, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the years ended September 30, 1999 and 2000, were $2,013 and $2,171, respectively.

    For measurement purposes, annual rates of increase of 8.0% in the per capita costs of covered health care benefits were assumed for 1998, 1999 and 2000, respectively, gradually decreasing to 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2000, by $191 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2000, by $58. A discount rate of 7.25% and 7.5% was used to determine the accumulated postretirement benefit obligations as of September 30, 1999 and 2000, respectively.

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

    The reportable segment profits do not include interest expense, interest income, and income tax expense. Also, not included in the reportable segments, are corporate expenses including corporate

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)
purchasing expense, general and administrative expense and research and development expense. All depreciation and amortization included in income from operations is related to reportable segments. Costs are identified to reportable segments or corporate, according to the function of each cost center.

    The reportable segment assets do not include cash, deferred tax benefits, investments, long term intercompany receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

    Wal-Mart Store, Inc., the Company's largest mass merchandiser customer, represented 19%, 20% and 21% of its net sales during 1998, 1999, and 2000, respectively, primarily in North America.

    REVENUES FROM EXTERNAL CUSTOMERS

                                                  1998       1999       2000
                                                --------   --------   --------
North America.................................  $422,350   $478,336   $535,839
Latin America.................................        --     19,273    112,179
Europe/ROW....................................    73,383     66,693     55,915
                                                --------   --------   --------
Total segments................................  $495,733   $564,302   $703,933
                                                ========   ========   ========

    INTER SEGMENT REVENUES

                                                     1998       1999       2000
                                                   --------   --------   --------
North America....................................  $17,091    $17,162    $23,563
Latin America....................................       --         --      1,293
Europe/ROW.......................................    1,432      1,096      1,058
                                                   -------    -------    -------
Total segments...................................  $18,523    $18,258    $25,914
                                                   =======    =======    =======

    DEPRECIATION AND AMORTIZATION

                                                     1998       1999       2000
                                                   --------   --------   --------
North America....................................  $ 9,920    $11,430    $13,266
Latin America....................................       --        703      5,253
Europe/ROW.......................................    2,410      1,324      1,504
                                                   -------    -------    -------
Total segments...................................  $12,330    $13,457    $20,023
                                                   =======    =======    =======

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)
    SEGMENT PROFIT

                                                    1998       1999       2000
                                                  --------   --------   --------
North America...................................  $61,352    $77,785    $ 95,561
Latin America...................................       --      3,535      20,061
Europe/ROW......................................    9,129      9,942       6,085
                                                  -------    -------    --------
Total segments..................................   70,481     91,262     121,707
Corporate expenses..............................   23,753     28,192      32,376
Special charges.................................    6,183      9,432          --
Interest expense................................   15,670     16,354      30,626
Other (income) expense net......................     (155)      (314)        753
                                                  -------    -------    --------
Income before income taxes and extraordinary
  items.........................................  $25,030    $37,598    $ 57,952
                                                  =======    =======    ========

    SEGMENT ASSETS

                                                        SEPTEMBER 30,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
North America.................................  $227,163   $280,394   $294,210
Latin America.................................        --    177,135    199,865
Europe/ROW....................................    34,479     33,790     31,233
                                                --------   --------   --------
Total segments................................   261,642    491,319    525,308
Corporate.....................................    22,217     41,582     43,708
                                                --------   --------   --------
Total assets at year end......................  $283,859   $532,901   $569,016
                                                ========   ========   ========

    EXPENDITURES FOR SEGMENT ASSETS

                                                     1998       1999       2000
                                                   --------   --------   --------
North America....................................  $14,529    $22,678    $14,668
Latin America....................................       --        622      3,448
Europe/ROW.......................................    1,402        813        880
                                                   -------    -------    -------
Total segments...................................  $15,931    $24,113    $18,996
                                                   =======    =======    =======

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)

    PRODUCT LINE REVENUES

                                                  1998       1999       2000
                                                --------   --------   --------
Alkaline......................................  $243,400   $282,700   $335,500
Heavy Duty....................................    38,800     55,700    144,400
Rechargeables.................................    26,800     25,600     32,200
Hearing Aid batteries.........................    73,400     74,900     67,800
Specialty and Other batteries.................    44,900     48,400     43,400
Lighting products and Lantern Batteries.......    68,400     77,000     80,600
                                                --------   --------   --------
Total revenues from external customers........  $495,700   $564,300   $703,900
                                                ========   ========   ========

(13) COMMITMENTS AND CONTINGENCIES

    In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (2022). The Company incurred royalty expenses of $2,000 for 1998, 1999 and $2,250 for 2000. Additionally, the Company has committed to purchase $83 of tooling at September 30, 2000.

    The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $2,167, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

    The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

(14) RELATED PARTY TRANSACTIONS

    The Company and Thomas H. Lee Company (THL Co.) are parties to a Management Agreement pursuant to which the Company has engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. In consideration of ongoing consulting and management advisory services, the Company will pay THL Co. an aggregate annual fee of $360 plus expenses. The Company paid THL Co. aggregate fees and expenses of $408, $437 and $458 for 1998, 1999 and 2000, respectively.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) RELATED PARTY TRANSACTIONS (CONTINUED)
    The Company has notes receivable from officers in the amount of $890 and $3,190 at September 30, 1999 and 2000, respectively, generally payable in FY2002 through FY2005, which bear interest at 6.6% to 8.0%. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders' equity.

(15) OTHER SPECIAL CHARGES

    During the period from July 1, 1996 through September 30, 1996, the Company recorded special charges as follows: (i) $2,700 of charges related to the exit of certain manufacturing operations, (ii) $1,700 of charges to increase net deferred compensation plan obligations to reflect curtailment of such plans;
(iii) $1,500 of charges reflecting the present value of lease payments for land which management has determined will not be used for any future productive purpose; (iv) $6,900 in costs and asset write-downs principally related to changes in product pricing strategies adopted by management subsequent to the Recapitalization; and (v) $3,300 of employee termination benefits and other charges. Payment for these costs was or is expected to be as follows: $7,700 was paid prior to September 30, 1996; $5,600 was paid in 1997; $1,100 was paid in 1998; $700 was paid in 1999; $200 was paid in 2000 and $800 is expected to be paid thereafter. Future payments are primarily environmental-related costs of a former manufacturing site.

    During 1997, the Company recorded special charges as follows: (i) $2,500 of charges related to the exit of certain manufacturing and distribution operations at the Company's Kinston, North Carolina facility by early 1998, which includes $1,100 of employee termination benefits for 137 employees, (ii) $1,400 of employee termination benefits for 71 employees related to organizational restructuring in Europe and the exit of certain manufacturing operations in the Company's Newton Aycliffe, United Kingdom facility which the Company completed in 1998, (iii) $2,000 of charges for employee termination benefits for 77 employees related to organizational restructuring in the United States which the Company completed in 1998. The number of employees anticipated to be terminated was approximately equal to the actual numbers referenced above. The charges were partially offset by a $2,900 million gain related to the curtailment of the Company's defined benefit pension plan covering all domestic non-union employees. A summary of the 1997 restructuring activities follows:

                           1997 RESTRUCTURING SUMMARY

                                                   TERMINATION    OTHER
                                                    BENEFITS      COSTS      TOTAL
                                                   -----------   --------   --------
  Expenses accrued...............................    $ 4,000      $ 600     $ 4,600
  Change in estimate.............................        500        600       1,100
  Expensed as incurred...........................         --        200         200
  Expenditures...................................     (3,300)      (700)     (4,000)
                                                     -------      -----     -------
Balance September 30, 1997.......................    $ 1,200      $ 700     $ 1,900
  Change in estimate.............................       (200)      (400)       (600)
  Expenditures...................................     (1,000)      (300)     (1,300)
                                                     -------      -----     -------
Balance September 30, 1998.......................    $    --      $  --     $    --
                                                     =======      =====     =======

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) OTHER SPECIAL CHARGES (CONTINUED)
    During 1998, the Company recorded special charges and credits as follows:
(i) a credit of $1,243 related to the settlement of deferred compensation agreements with certain former employees, (ii) charges of $5,280 related to
(a) the September 1998 closing of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution through June 1998 in the United Kingdom, and (c) the September 1998 closing of one of the Company's German sales offices, which amounts include $1,771 of employee termination benefits for 73 employees, $1,457 of lease cancellation costs, and $1,032 of equipment and intangible asset write-offs, and $1,020 of other costs,
(iii) charges of $2,184 related to the closing of the Company's Appleton, Wisconsin, manufacturing facility, which amount includes $1,449 of employee termination benefits for 153 employees, $200 of fixed asset write-offs and $535 of other costs, (iv) charges of $1,963 related to the exit of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount includes $295 of employee termination benefits for 29 employees, $1,256 of fixed asset write-offs, and $412 of other costs, (v) a $2,435 gain on the sale of the Company's previously closed Kinston, North Carolina, facility,
(vi) charges of $854 related to the secondary offering of the Company's common stock, and (vii) miscellaneous credits of $420. A summary of the 1998 restructuring activities follows:

                           1998 RESTRUCTURING SUMMARY

                                                 TERMINATION    OTHER
                                                  BENEFITS      COSTS      TOTAL
                                                 -----------   --------   --------
  Expense accrued..............................    $ 3,700     $ 3,800    $ 7,500
  Change in estimate...........................       (100)        500        400
  Expensed as incurred.........................        200       1,300      1,500
  Cash expenditures............................     (1,500)     (1,400)    (2,900)
  Non-cash charges.............................         --      (1,600)    (1,600)
                                                   -------     -------    -------
Balance September 30, 1998.....................    $ 2,300     $ 2,600    $ 4,900
  Change in estimate...........................       (500)         --       (500)
  Expensed as incurred.........................        300       2,800      3,100
  Cash expenditures............................     (2,000)     (4,500)    (6,500)
  Non-cash charges.............................         --        (900)      (900)
                                                   -------     -------    -------
Balance September 30, 1999.....................    $   100     $    --    $   100
  Cash expenditures............................       (100)         --       (100)
                                                   -------     -------    -------
Balance September 30, 2000.....................    $    --     $    --    $    --
                                                   =======     =======    =======

    During 1999, the Company recorded special charges as follows: (i) $2,528 of employee termination benefits for 43 employees related to organizational restructuring in the U.S. and Europe, (ii) $1,300 of charges related to the discontinuation of the manufacturing of silver-oxide cells at the Company's Portage, Wisconsin, facility, and (iii) $2,100 of charges related to the termination of non-performing foreign distributors. The Company also recognized special charges of $803 related to the investigation of financing

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) OTHER SPECIAL CHARGES (CONTINUED)
options and developing organizational strategies for the Latin American acquisition. A summary of the 1999 restructuring activities follows:

                           1999 RESTRUCTURING SUMMARY

                                                 TERMINATION    OTHER
                                                  BENEFITS      COSTS      TOTAL
                                                 -----------   --------   --------
Expense accrued................................    $ 2,500     $ 3,400    $ 5,900
Cash expenditures..............................       (200)         --       (200)
                                                   -------     -------    -------
Balance September 30, 1999.....................    $ 2,300     $ 3,400    $ 5,700
Change in estimate.............................         --         100        100
Cash expenditures..............................     (2,200)         --     (2,200)
Non cash charges...............................         --      (3,300)    (3,300)
                                                   -------     -------    -------
Balance September 30, 2000.....................    $   100     $   200    $   300
                                                   =======     =======    =======

(16) ACQUISITIONS AND DIVESTITURES

    On August 9, 1999, the Company acquired the consumer battery business of ROV Limited for approximately $145,100, net of cash. These operations market and manufacture a line of general batteries under the Rayovac name in many Latin American countries. They also market and distribute batteries to other countries in South America, the Middle East, Africa and selected Asian countries. These operations had calendar 1998 sales of $97,000. This acquisition provides Rayovac with control of the Rayovac brand rights for battery products worldwide, except for Brazil. The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of the acquired business for the period from August 9, 1999 through September 30, 1999 have been included in Rayovac Corporation's consolidated financial statements. The trade name, valued at $90,000, was recorded as an intangible asset. The excess of the purchase price over the fair value of the net identifiable assets acquired of $28,424 has been recorded as goodwill. The trade name and goodwill are being amortized on a straight-line basis over the estimated useful life of 40 years.

    In September 2000, the Company entered into an asset purchase agreement and a license agreement with a Hong Kong company to sell certain inventory and for the exclusive right to use the Rayovac trade name for the manufacture, sale and distribution of the Company's camcorder battery product line. In exchange for the license, the Company received a $6,000 promissory note, payable over five years, and will receive a royalty on future sales of camcorder batteries. The Company will receive a minimum royalty of $100 over the balance of the license arrangement and will receive a variable royalty on sales of camcorder batteries. The company has no substantive future obligation relative to this agreement. As a result of this transaction, the Company recognized a pre-tax gain on the sale of the trade name licensing rights of $1,997, net of write-off of related tangible and intangible assets.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) QUARTERLY RESULTS (UNAUDITED)

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    JANUARY 3,   APRIL 4,   JULY 4,    SEPTEMBER 30,
                                                       1999        1999       1999         1999
                                                    ----------   --------   --------   -------------
Net sales.........................................   $160,542    $110,969   $120,440     $172,351
Gross profit......................................     78,683      52,312     57,073       81,076
Net income........................................      9,992       3,063      6,151        4,930
Basic net income per common share.................       0.36        0.11       0.22         0.19
Diluted net income per common share...............       0.34        0.10       0.21         0.18

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    JANUARY 2,   APRIL 2,   JULY 2,    SEPTEMBER 30,
                                                       2000        2000       2000         2000
                                                    ----------   --------   --------   -------------
Net sales.........................................   $214,790    $142,596   $152,000     $194,547
Gross profit......................................    103,961      69,864     74,698       97,184
Net income........................................     13,919       3,651      8,078       12,702
Basic net income per common share.................       0.51        0.13       0.29         0.46
Diluted net income per common share...............       0.48        0.13       0.28         0.44

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                             GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                ---------   ------------   -------------   ------------   ------------
                                                        ASSETS
Current assets:
  Cash and cash equivalents...................  $   2,691     $     44       $  7,022       $      --      $   9,757
  Receivables:
    Trade accounts receivable, net of
      allowance for doubtful receivables......     91,053       36,131         46,662         (26,079)       147,767
    Other.....................................      4,368           --          1,532              --          5,900
  Inventories.................................     67,447           --         33,354            (125)       100,676
  Deferred income taxes.......................      4,544          342          1,188              --          6,074
  Prepaid expenses and other..................     14,509           --          6,487              --         20,996
                                                ---------     --------       --------       ---------      ---------
    Total current assets......................    184,612       36,517         96,245         (26,204)       291,170
Property, plant and equipment, net............     79,348           48         32,501              --        111,897
Deferred charges and other....................     29,997          274          4,367            (857)        33,781
Intangible assets.............................     91,981           --         30,321            (188)       122,114
Debt issuance costs...........................     10,054           --             --              --         10,054
Investment in subsidiaries....................    127,635       92,121             --        (219,756)            --
                                                ---------     --------       --------       ---------      ---------
    Total assets..............................  $ 523,627     $128,960       $163,434       $(247,005)     $ 569,016
                                                =========     ========       ========       =========      =========
                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt........  $  31,588     $     --       $ 13,362       $    (135)     $  44,815
  Accounts payable............................     88,560           --         34,450         (25,153)        97,857
  Accrued liabilities:
    Wages and benefits........................      9,556           --          2,456              --         12,012
    Accrued Interest..........................      5,703           --             87              --          5,790
    Recapitalization and other special
      charges.................................        978           --             --              --            978
      Other...................................     12,710        1,325         10,953              40         25,028
                                                ---------     --------       --------       ---------      ---------
      Total current liabilities...............    149,095        1,325         61,308         (25,248)       186,480
Long-term debt, net of current maturities.....    273,445           --            171            (801)       272,815
Employee benefit obligations, net of current
  portion.....................................     15,365           --             --              --         15,365
Deferred income taxes.........................      2,558           --          5,684              --          8,242
Other.........................................      1,268           --          4,150              --          5,418
                                                ---------     --------       --------       ---------      ---------
      Total liabilities.......................    441,731        1,325         71,313         (26,049)       488,320
Shareholders' equity:
  Common stock................................        570            1         12,072         (12,072)           571
  Additional paid-in capital..................    104,079       62,788         54,898        (117,568)       104,197
  Retained earnings...........................    109,769       64,144         24,449         (89,912)       108,450
  Accumulated other comprehensive income......        650          702            702          (1,404)           650
  Notes receivable from
    officers/shareholders.....................     (3,190)          --             --              --         (3,190)
                                                ---------     --------       --------       ---------      ---------
                                                  211,878      127,635         92,121        (220,956)       210,678
  Less treasury stock, at cost................   (129,982)          --             --              --       (129,982)
                                                ---------     --------       --------       ---------      ---------
    Total shareholders' equity................     81,896      127,635         92,121        (220,956)        80,696
                                                ---------     --------       --------       ---------      ---------
    Total liabilities and shareholders'
      equity..................................  $ 523,627     $128,960       $163,434       $(247,005)     $ 569,016
                                                =========     ========       ========       =========      =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 2000

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      --------   ------------   ------------   ------------   ------------
Net sales...........................  $509,729     $ 43,479       $187,445       $(36,720)      $703,933
Cost of goods sold..................   248,581       42,175        103,962        (36,492)       358,226
                                      --------     --------       --------       --------       --------
    Gross profit....................   261,148        1,304         83,483           (228)       345,707
Operating expenses:
  Selling...........................   156,298          662         38,268           (161)       195,067
  General and administrative........    46,517      (11,791)        16,753           (933)        50,546
  Research and development..........    10,646           --            117             --         10,763
  Other special charges.............      (250)          --            250             --             --
                                      --------     --------       --------       --------       --------
                                       213,211      (11,129)        55,388         (1,094)       256,376
                                      --------     --------       --------       --------       --------
    Income from operations..........    47,937       12,433         28,095            866         89,331
Interest expense....................    30,109           --            548            (31)        30,626
Equity in profit of subsidiary......   (29,685)     (17,354)            --         47,039             --
Other (income) expense, net.........      (844)        (134)         1,556            175            753
                                      --------     --------       --------       --------       --------
Income before income taxes..........    48,357       29,921         25,991        (46,317)        57,952
Income tax expense..................    10,729          236          8,637             --         19,602
                                      --------     --------       --------       --------       --------
  Net income........................  $ 37,628     $ 29,685       $ 17,354       $(46,317)      $ 38,350
                                      ========     ========       ========       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 2000

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                      PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     ---------   ------------   ------------   ------------   ------------
Net cash provided (used) by
  operating activities.............  $  41,211       $(3)         $  4,453       $(7,848)       $  37,813
Cash flows from investing
  activities:
  Purchases of property, plant and
    equipment......................    (14,668)       --            (4,328)           --          (18,996)
  Proceeds from sale of property,
    plant, and equipment...........      1,051        --                --            --            1,051
                                     ---------       ---          --------       -------        ---------
Net cash used by investing
  activities.......................    (13,617)       --            (4,328)           --          (17,945)
Cash flows from financing
  activities:
  Reduction of debt................   (199,970)       --           (15,424)           --         (215,394)
  Proceeds from debt financing.....    182,274        --            12,966         7,949          203,189
  Cash overdraft and other.........     (8,578)       --               (91)         (100)          (8,769)
                                     ---------       ---          --------       -------        ---------
Net cash used by financing
  activities.......................    (26,274)       --            (2,549)        7,849          (20,974)
Effect of exchange rate changes on
  cash and cash equivalents........         --        --              (202)           --             (202)
                                     ---------       ---          --------       -------        ---------
Net increase (decrease) in cash and
  cash equivalents.................      1,320        (3)           (2,626)            1           (1,308)
Cash and cash equivalents,
  beginning of year................      1,371        47             9,648            (1)          11,065
                                     ---------       ---          --------       -------        ---------
Cash and cash equivalents, end of
  year.............................  $   2,691       $44          $  7,022       $    --        $   9,757
                                     =========       ===          ========       =======        =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 1999

                                                             GUARANTOR     NONGUARANTOR                   CONSOLIDATED
                                                 PARENT     SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                ---------   ------------   -------------   ------------   ------------
                                                        ASSETS
Current assets:
  Cash and cash equivalents...................  $   1,371     $     47       $  9,648       $      (1)     $  11,065
  Receivables:
    Trade accounts receivable, net of
      allowance for doubtful receivables......     97,746       17,978         35,158         (12,727)       138,155
    Other.....................................      1,642           --          1,524              --          3,166
  Inventories.................................     58,980           --         23,419            (781)        81,618
  Deferred income taxes.......................      6,338          342          2,591              --          9,271
  Prepaid expenses and other..................     11,574           --          2,004              --         13,578
                                                ---------     --------       --------       ---------      ---------
      Total current assets....................    177,651       18,367         74,344         (13,509)       256,853
Property, plant and equipment, net............     77,224           69         33,485              --        110,778
Deferred charges and other....................     24,792       50,000          2,536         (53,182)        24,146
Intangible assets.............................     53,517           --         76,462          (1,129)       128,850
Debt issuance costs...........................     12,274           --             --              --         12,274
Investment in subsidiaries....................    144,915       76,731             --        (221,646)            --
                                                ---------     --------       --------       ---------      ---------
      Total assets............................  $ 490,373     $145,167       $186,827       $(289,466)     $ 532,901
                                                =========     ========       ========       =========      =========
                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt........  $  14,936     $     --       $  8,951       $    (992)     $  22,895
  Accounts payable............................     74,595           --         22,902         (11,973)        85,524
  Accrued liabilities:
    Wages and benefits........................      8,709           --          2,772              --         11,481
    Accrued interest..........................      4,975           --            134              --          5,109
    Recapitalization and other special
      charges.................................      6,426           --             56              --          6,482
    Other.....................................     14,293         (188)        13,359          (6,498)        20,966
                                                ---------     --------       --------       ---------      ---------
      Total current liabilities...............    123,934         (188)        48,174         (19,463)       152,457
Long-term debt, net of current maturities.....    308,135           --         52,182         (52,891)       307,426
Employee benefit obligations, net of current
  portion.....................................     12,860           --             --              --         12,860
Deferred income taxes.........................      2,179          440          6,000              --          8,619
Other.........................................      1,339           --          3,740              --          5,079
                                                ---------     --------       --------       ---------      ---------
      Total liabilities.......................    448,447          252        110,096         (72,354)       486,441
Shareholders' equity:
  Common stock................................        570            1         12,072         (12,073)           570
  Additional paid-in capital..................    103,459      107,788         54,897        (162,567)       103,577
  Retained earnings...........................     65,684       34,459          7,095         (37,138)        70,100
  Accumulated other comprehensive income......      2,199        2,667          2,667          (5,334)         2,199
  Notes receivable from
    officers/shareholders.....................       (890)          --             --              --           (890)
                                                ---------     --------       --------       ---------      ---------
                                                  171,022      144,915         76,731        (217,112)       175,556
  Less treasury stock, at cost................   (129,096)          --             --              --       (129,096)
      Total shareholders' equity..............     41,926      144,915         76,731        (217,112)        46,460
                                                ---------     --------       --------       ---------      ---------
      Total liabilities and shareholders'
        equity................................  $ 490,373     $145,167       $186,827       $(289,466)     $ 532,901
                                                =========     ========       ========       =========      =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      --------   ------------   ------------   ------------   ------------
Net sales...........................  $460,511     $ 37,848        $94,456       $(28,513)      $564,302
Cost of goods sold..................   231,818       36,712         53,531        (28,203)       293,858
Other special charges...............     1,300           --             --             --          1,300
                                      --------     --------        -------       --------       --------
      Gross profit..................   227,393        1,136         40,925           (310)       269,144
Operating expenses:
  Selling...........................   139,464          646         20,113             --        160,223
  General and administrative........    39,747      (10,879)         8,570            (72)        37,366
  Research and development..........     9,765           --             20             --          9,785
  Other special charges.............     7,344           --            788             --          8,132
                                      --------     --------        -------       --------       --------
                                       196,320      (10,233)        29,491            (72)       215,506
                                      --------     --------        -------       --------       --------
      Income from operations........    31,073       11,369         11,434           (238)        53,638
Interest expense....................    15,727           --            996           (369)        16,354
Equity in profit of subsidiary......   (16,797)      (5,693)            --         22,490             --
Other (income) expense, net.........    (1,126)        (347)           790            369           (314)
                                      --------     --------        -------       --------       --------
Income before income taxes..........    33,269       17,409          9,648        (22,728)        37,598
Income tax expense..................     8,895          612          3,955             --         13,462
                                      --------     --------        -------       --------       --------
  Net income........................  $ 24,374     $ 16,797        $ 5,693       $(22,728)      $ 24,136
                                      ========     ========        =======       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                   GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      ---------   ------------   ------------   ------------   ------------
Net cash provided by operating
  activities........................  $   4,230       $ 2          $   7,542     $  (1,237)      $  10,537
Cash flows from investing
  activities:
  Purchases of property, plant and
    equipment.......................    (22,671)       --             (1,442)           --         (24,113)
  Proceeds from sale of property,
    plant, and equipment............         26        --                 --            --              26
  Payment for acquisitions, net of
    cash acquired...................   (149,145)       --           (100,076)      104,145        (145,076)
                                      ---------       ---          ---------     ---------       ---------
Net cash used by investing
  activities........................   (171,790)       --           (101,518)      104,145        (169,163)
                                      ---------       ---          ---------     ---------       ---------
Cash flows from financing
  activities:
  Reduction of debt.................    (96,310)       --             (7,900)        1,236        (102,974)
  Proceeds from debt financing......    267,673        --            111,597      (104,145)        275,125
  Other.............................     (3,786)       --               (317)           --          (4,103)
                                      ---------       ---          ---------     ---------       ---------
Net cash provided by financing
  activities........................    167,577        --            103,380      (102,909)        168,048
                                      ---------       ---          ---------     ---------       ---------
Effect of exchange rate changes on
  cash and cash equivalents.........         --        --                 49            --              49
                                      ---------       ---          ---------     ---------       ---------
Net increase in cash and cash
  equivalents.......................         17         2              9,453            (1)          9,471
Cash and cash equivalents, beginning
  of year...........................      1,354        45                195            --           1,594
                                      ---------       ---          ---------     ---------       ---------
Cash and cash equivalents, end of
  year..............................  $   1,371       $47          $   9,648     $      (1)      $  11,065
                                      =========       ===          =========     =========       =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1998

                                                  GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                        PARENT    SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                       --------   ----------   ------------   ------------   ------------
Net sales............................  $438,767     $   --        $84,786       $(27,820)      $495,733
Cost of goods sold...................   234,065         --         51,912        (27,684)       258,293
                                       --------     ------        -------       --------       --------
      Gross profit...................   204,702         --         32,874           (136)       237,440
Operating expenses:
  Selling............................   131,396         --         17,479             --        148,875
  General and administrative.........    25,366       (978)         8,097            (72)        32,413
  Research and development...........     9,424         --             --             --          9,424
  Other special charges..............     1,166         --          5,017             --          6,183
                                       --------     ------        -------       --------       --------
                                        167,352       (978)        30,593            (72)       196,895
                                       --------     ------        -------       --------       --------
      Income from operations.........    37,350        978          2,281            (64)        40,545
Interest expense.....................    15,204         --            466             --         15,670
Equity in profit of subsidiary.......      (888)      (771)            --          1,659             --
Other (income) expense, net..........      (994)       543            296             --           (155)
                                       --------     ------        -------       --------       --------
Income before income taxes and
  extraordinary item.................    24,028      1,206          1,519         (1,723)        25,030
Income taxes.........................     7,594        318            748             --          8,660
                                       --------     ------        -------       --------       --------
Income (loss) before extraordinary
  item...............................    16,434        888            771         (1,723)        16,370
Extraordinary item, net of income tax
  benefit............................    (1,975)        --             --             --         (1,975)
                                       --------     ------        -------       --------       --------
  Net income.........................  $ 14,459     $  888        $   771       $ (1,723)      $ 14,395
                                       ========     ======        =======       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18)  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1998

                                                   GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                        PARENT     SUBSIDIARY   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                       ---------   ----------   ------------   ------------   ------------
Net cash provided (used) by operating
  activities.........................  $ (10,114)     $(2)         $ 2,703       $ 5,920        $  (1,493)
Cash flows from investing activities:
  Purchases of property, plant and
    equipment........................    (14,395)      --           (1,536)           --          (15,931)
  Proceeds from sale of property,
    plant and equipment..............      3,334       --              344            --            3,678
  Payment for acquisitions...........     (6,271)      --           (4,853)           --          (11,124)
                                       ---------      ---          -------       -------        ---------
Net cash used by investing
  activities.........................    (17,332)      --           (6,045)           --          (23,377)
                                       ---------      ---          -------       -------        ---------
Cash flows from financing activities:
  Reduction of debt..................   (135,500)      --           (4,524)           --         (140,024)
  Proceeds from debt financing.......     79,755       --            8,093        (5,920)          81,928
  Proceeds from issuance of common
    stock............................     87,160       --               --            --           87,160
  Other..............................     (3,247)      --             (465)           --           (3,712)
                                       ---------      ---          -------       -------        ---------
Net cash provided by financing
  activities.........................     28,168       --            3,104        (5,920)          25,352
                                       ---------      ---          -------       -------        ---------
Effect of exchange rate changes on
  cash and cash equivalents..........         --       --              (21)           --              (21)
                                       ---------      ---          -------       -------        ---------
Net increase (decrease) in cash and
  cash equivalents...................        722       (2)            (259)           --              461
Cash and cash equivalents, beginning
  of year............................        633       46              454            --            1,133
                                       ---------      ---          -------       -------        ---------
Cash and cash equivalents, end of
  year...............................  $   1,355      $44          $   195       $    --        $   1,594
                                       =========      ===          =======       =======        =========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Rayovac Corporation:

    On November 3, 2000, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 1999 and 2000, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2000, which are included in the 2000 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP
                                          KPMG LLP

Milwaukee, Wisconsin
November 3, 2000

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                 (IN THOUSANDS)

                      COLUMN A                         COLUMN B     COLUMN C     COLUMN D     COLUMN E
                      --------                        ----------   ----------   ----------   ----------
                                                                   ADDITIONS
                                                      BALANCE AT   CHARGED TO                BALANCE AT
                                                      BEGINNING    COSTS AND                   END OF
DESCRIPTIONS                                          OF PERIOD     EXPENSES    DEDUCTIONS     PERIOD
------------                                          ----------   ----------   ----------   ----------
September 30, 2000:
  Allowance for doubtful accounts...................    $1,253        $583         $816        $1,020
                                                        ======        ====         ====        ======

September 30, 1999:
  Allowance for doubtful accounts...................    $1,356        $750         $853        $1,253
                                                        ======        ====         ====        ======

September 30, 1998:
  Allowance for doubtful accounts...................    $1,221        $745         $610        $1,356
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

DATE: December 19, 2000

                   NAME                                              TITLE
                   ----                                              -----
            /s/ DAVID A. JONES
    ---------------------------------       Chairman of the Board and Chief Executive Officer
              David A. Jones                  (PRINCIPAL EXECUTIVE OFFICER)

            /s/ KENT J. HUSSEY
    ---------------------------------       President and Chief Operating Officer and Director
              Kent J. Hussey

          /s/ RANDALL J. STEWARD
    ---------------------------------       Executive VP Administration and Chief Financial Officer
            Randall J. Steward                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

             /s/ JOHN S. LUPO
    ---------------------------------       Director
               John S. Lupo

         /s/ PHILIP F. PELLEGRINO
    ---------------------------------       Director
           Philip F. Pellegrino

           /s/ SCOTT A. SCHOEN
    ---------------------------------       Director
             Scott A. Schoen

          /s/ THOMAS R. SHEPHERD
    ---------------------------------       Director
            Thomas R. Shepherd

         /s/ WARREN C. SMITH, JR,
    ---------------------------------       Director
           Warren C. Smith, Jr.

                                 EXHIBIT INDEX

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
  2.1++++               Share Purchase Agreement made as of June 11, 1999, by and
                        among the Company, Vidor Battery Company, Rayovac Latin
                        America, Ltd., the shareholders of ROV Limited, ROV Limited,
                        ESB ROV Ltd., Duranmas, S.A., certain second-tier
                        subsidiaries of ROV Limited, Ray-O-Vac Overseas Corporation, and Alfredo J. Diez and Richard T. Doyle, Jr., as selling
                        group representatives.
  2.2++++               Form of Stock Purchase Agreement entered into on or around
                        June 11, 1999, by and among the Company, Rayovac Latin
                        America, Ltd. and certain persons who hold minority
                        interests in certain of the operating subsidiaries of
                        Ray-O-Vac Overseas Corporation.
  3.1+                  Amended and Restated Articles of Incorporation of the
                        Company.
  3.2******             Amended and Restated By-laws of the Company, as amended
                        through May 17, 1999.
  4.1**                 Indenture, dated as of October 22, 1996, by and among the
                        Company, ROV Holding, Inc. and Marine Midland Bank, as
                        trustee, relating to the Company's 10 1/4% Senior
                        Subordinated Notes due 2006.
  4.2******             First Supplemental Indenture, dated as of February 26, 1999, by and among the Company, ROV Holding, Inc. and HSBC Bank
                        USA (formerly known as Marine Midland Bank) as trustee,
                        relating to the Company's 10 1/4% Senior Subordinated Notes due 2006.
  4.3++++               Second Supplemental Indenture, dated as of August 6, 1999, by and among the Company, ROV Holding, Inc. and HSBC Bank
                        USA (formerly known as Marine Midland Bank) as trustee,
                        relating to the Company's 10 1/4% Senior Subordinated Notes due 2006.
  4.4**                 Specimen of the Notes (included as an exhibit to Exhibit
                        4.1)
  4.5****               Amended and Restated Credit Agreement, dated as of December
                        30, 1997, by and among the Company, the lenders party
                        thereto and Bank of America National Trust and Savings
                        Association ("BofA"), as Administrative Agent.
  4.6++++               Second Amended and Restated Credit Agreement, dated as of
                        August 9, 1999, by and among the Company, the lenders party thereto and Bank of America, NA as Administrative Agent.
  4.7                   The First Amendment dated as of July 28, 2000 to the Second
                        Amendment and Restated Credit Agreement, dated as of August
                        9, 1999, by and among the Company, the lenders party thereto and Bank of America, NA as Administrative Agent.
  4.8**                 The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and BofA.
  4.9**                 The Company Pledge Agreement, dated as of September 12,
                        1996, by and between the Company and BofA.
  4.10***               Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company
                        referred to therein.
  4.11***               Amendment No. 1 to Rayovac Shareholders Agreement dated
                        August 1, 1997, by and among the Company and the
                        shareholders of the Company referred to therein.
  4.12*****             Amendment No. 2 to Rayovac Shareholders Agreement, dated as of January 8, 1999, by and among the Company and the
                        Shareholders of the Company referred to therein.
  4.13*                 Specimen certificate representing the Common Stock.
 10.1**                 Management Agreement, dated as of September 12, 1996, by and between the Company and Thomas H. Lee Company.
 10.2**                 Confidentiality, Non-Competition and No-Hire Agreement,
                        dated as of September 12, 1996, by and between the Company and Thomas F. Pyle.
 10.3                   Amended and Restated Employment Agreement, dated as of
                        October 1, 2000, by and between the Company and David A.
                        Jones.

EXHIBIT NUMBER          DESCRIPTION
--------------          -----------
 10.4                   Amended and Restated Employment Agreement, dated as of
                        October 1, 2000, by and between the Company and Kent J.
                        Hussey
 10.5                   Employment Agreement, dated as of October 1, 2000, by and
                        between the Company and Randall J. Steward.
 10.6                   Employment Agreement, dated as of October 1, 2000, by and
                        between the Company and Kenneth V. Biller.
 10.7                   Employment Agreement, dated as of October 1, 2000, by and
                        between the Company and Stephen P. Shanesy.
 10.8                   Employment Agreement, dated as of October 1, 2000, by and
                        between the Company and Merrell M. Tomlin.
 10.9                   Employment Agreement, dated as of October 1, 2000, by and
                        between the Company and Luis A. Cancio.
 10.10**                Technology, License and Service Agreement between Battery
                        Technologies (International) Limited and the Company, dated
                        June 1, 1991, as amended April 19, 1993, and December 31,
                        1995.
 10.11**                Building Lease between the Company and SPG Partners dated
                        May 14, 1985, as amended June 24, 1986, and June 10, 1987.
 10.12*****             Amendment, dated December 31, 1998, between the Company and
                        SPG Partners, to the Building Lease, between the Company and
                        SPG Partners, dated May 14, 1985.
 10.13***               Rayovac Corporation 1996 Stock Option Plan.
 10.14*                 1997 Rayovac Incentive Plan.
 10.15*                 Rayovac Profit Sharing and Savings Plan.
 10.16+++               Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita
                        Battery Industrial Co., Ltd. and Matsushita Electric
                        Industrial Co., Ltd.
 21                     Subsidiaries of the Company.
 23                     Consent of KPMG LLP.
 27                     Financial Data Schedule.

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

++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 24, 1999, as subsequently amended on October 26, 1999.