Form 10-Q
period 2000-12-31
RAYOVAC CORP
filed 2001-02-14
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended              December 31, 2000

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

                                Yes ( X ) No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of February 9, 2001, was 27,579,159.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1. FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and September 30, 2000
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                 DECEMBER 31                    SEPTEMBER 30
                                                                         --------------------------      --------------------------
                                    -ASSETS-
        Current assets:
             Cash and cash equivalents                                                    $ 11,292                         $ 9,757
             Receivables                                                                   143,264                         153,667
             Inventories                                                                    94,736                         100,676
             Prepaid expenses and other                                                     36,609                          27,070
                                                                         --------------------------      --------------------------

                    Total current assets                                                   285,901                         291,170

        Property, plant and equipment, net                                                 101,999                         111,897
        Deferred charges and other, net                                                     42,035                          43,835
        Intangible assets, net                                                             121,284                         122,114
                                                                         --------------------------      --------------------------
                    Total  assets                                                        $ 551,219                       $ 569,016
                                                                         ==========================      ==========================

                     -LIABILITIES AND SHAREHOLDERS' EQUITY -

        Current liabilities:
             Current maturities of long-term debt                                         $ 35,091                        $ 44,815
             Accounts payable                                                               86,073                          97,857
             Accrued liabilities:
                  Wages and benefits and other                                              40,909                          42,830
                  Recapitalization and other special charges                                 7,713                             978
                                                                         --------------------------      --------------------------

                    Total current liabilities                                              169,786                         186,480

        Long-term debt, net of current maturities                                          273,308                         272,815
        Employee benefit obligations, net of current portion                                16,093                          15,365
        Other                                                                               13,540                          13,660
                                                                         --------------------------      --------------------------

                    Total liabilities                                                      472,727                         488,320

        Shareholders' equity:
             Common stock, $.01 par value, authorized 150,000 shares;
               issued 57,389 and 57,101 shares respectively;
               outstanding 27,853 and 27,570 shares, respectively                              574                             571
        Additional paid-in capital                                                         108,998                         104,197
        Retained earnings                                                                  106,684                         108,450
        Accumulated other comprehensive income                                                  96                             650
        Notes receivable from officers/shareholders                                         (3,440)                         (3,190)
                                                                         --------------------------      --------------------------

                                                                                           212,912                         210,678
        Less:  Treasury stock, at cost, 29,536 and 29,531
           shares, respectively                                                           (130,070)                       (129,982)
        Less: Unearned restricted stock compensation                                        (4,350)                              0
                                                                         --------------------------      --------------------------

                    Total shareholders' equity                                              78,492                          80,696
                                                                         --------------------------      --------------------------

                    Total liabilities and shareholders' equity                           $ 551,219                       $ 569,016
                                                                         ==========================      ==========================

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three month period ended December 31, 2000 and January 2, 2000
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                                     THREE MONTHS ENDING
                                                                      ---------------------------------------------------
                                                                      DECEMBER 31, 2000                   JANUARY 2, 2000
                                                                      -----------------                   ---------------

Net sales                                                                $ 185,918                          $ 214,790
Cost of goods sold                                                          91,506                            110,829
Special charges                                                             16,030                                 --
                                                                      -----------------                   ---------------
     Gross profit                                                           78,382                            103,961

Selling                                                                     56,316                             58,568
General and administrative                                                  12,423                             13,365
Research and development                                                     3,015                              2,555
                                                                      -----------------                   ---------------
     Total operating expenses                                               71,754                             74,488

        Income from operations                                               6,628                             29,473

Interest expense                                                             8,192                              8,121
Other (income) expense, net                                                    952                                (63)
                                                                      -----------------                   ---------------

Income (loss) before income taxes                                           (2,516)                            21,415

Income tax expense (benefit)                                                  (750)                             7,496
                                                                      -----------------                   ---------------

        Net income (loss)                                                 $ (1,766)                          $ 13,919
                                                                      =================                   ===============

BASIC EARNINGS PER SHARE
Weighted average shares of common stock outstanding                         27,574                             27,490
Net Income                                                                $  (0.06)                          $   0.51

DILUTED EARNINGS PER SHARE
Weighted average shares outstanding
  and equivalents outstanding                                               27,574                             29,106
Net Income                                                                $  (0.06)                          $   0.48

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
     For the three month period ended December 31, 2000 and January 2, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                                             THREE MONTHS ENDING
                                                                                       ----------------------------------
                                                                                       DECEMBER 31, 2000  JANUARY 2, 2000
                                                                                       -----------------  ---------------

      Cash flows from operating activities:
            Net (loss) income                                                              $ (1,766)        $ 13,919
            Non-cash adjustments to net income:
                 Amortization                                                                 1,457            1,688
                 Depreciation                                                                 4,526            4,222
                 Other non-cash adjustments                                                   1,810            2,614
            Net changes in assets and liabilities                                             6,467           (9,581)
                                                                                       -----------------  ---------------

                     Net cash provided by operating activities                               12,494           12,862

      Cash flows from investing activities:
            Purchases of property, plant and equipment                                       (1,502)          (3,472)
            Proceeds from sale of property, plant and equipment                                   6              326
                                                                                       -----------------  ---------------

                     Net cash used by investing activities                                   (1,496)          (3,146)

      Cash flows from financing activities:
            Reduction of debt                                                              (117,600)         (54,531)
            Proceeds from debt financing                                                    108,687           53,310
            Other                                                                              (560)            (215)
                                                                                       -----------------  ---------------

                     Net cash (used) by financing activities                                 (9,473)           (1,436)
                                                                                       -----------------  ---------------

      Effect of exchange rate changes on cash and cash
            equivalents                                                                          10              (36)
                                                                                       -----------------  ---------------

                     Net increase in cash and cash equivalents                                1,535            8,244

      Cash and cash equivalents, beginning of period                                          9,757           11,065
                                                                                       -----------------  ---------------

      Cash and cash equivalents, end of period                                             $ 11,292         $ 19,309
                                                                                       =================  ===============

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 31, 2000, results of operations for the three month periods ended December 31, 2000, and January 2, 2000, and cash flows for the three month periods ended December 31, 2000 and January 2, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: Effective October 1, 2000, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income
         (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         The adoption of SFAS 133 resulted in a pre-tax reduction to OCI of $317 ($150 after tax). The reduction to OCI is primarily attributable to losses of approximately $500 for foreign exchange forward cash flow hedges partially offset by gains of approximately $200 on interest rate swap cash flow hedges. The net derivative losses included in OCI as of October 1, 2000 will be reclassified into earnings during the twelve months ending September 30, 2001.

         DERIVATIVE FINANCIAL INSTRUMENTS:

         Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

         The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. The swaps settle in arrears in quarterly increments with the related amounts for the current settlement quarter payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the quarter ended December 31, 2000, $75 of derivative gains from such hedges were recorded as an adjustment to interest expense. At December 31, 2000, the Company had a series of interest rate swap agreements outstanding which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 through October 2002. The derivative net losses on these contracts recorded in OCI at December 31, 2000 was an after-tax loss of $548, including amounts recorded as part of the transition adjustment.

         The Company enters into forward foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivate hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the quarter ended December 31, 2000, $109 of pretax derivative losses were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. For forward contracts denominated in a regional currency, the change in fair value of the hedges related to the change in forward points is deemed to be ineffective and is recorded currently in earnings. During the quarter ended December 31, 2000, $105 of pretax derivative losses were recorded as an adjustment to earnings as a result of ineffectiveness. During the quarter ended December 31, 2000, $349 of pretax derivative losses were recorded as an adjustment to earnings for forward contracts settled at maturity. At December 31, 2000, the Company had a series of forward contracts outstanding with a contract value of $10,326. The derivative net losses on these contracts recorded in OCI at December 31, 2000 was an after-tax loss of $5, including amounts recorded as part of the transition adjustment.

         The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. During the quarter ended December 31, 2000, $133 of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At December 31, 2000, the Company had a series of swap contracts outstanding through October 2001 with a contract value of $6,262. The derivative net losses on these contracts recorded in OCI at December 31, 2000 was an after-tax loss of $306, including amounts recorded as part of the transition adjustment.

     2   INVENTORIES

         Inventories consist of the following:


                                                                       December 31, 2000             September 30, 2000
                                                                       -----------------             ------------------

                  Raw material.....................................           $32,245                      $31,355
                  Work-in-process..................................            13,983                       11,650
                  Finished goods...................................            48,508                       57,671
                                                                              -------                     --------
                                                                              $94,736                     $100,676
                                                                              =======                     ========

     3   OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income
         (loss) for the three months ended December 31, 2000 and January 2, 2000 are as follows:


                                                                               Three Months Ending
                                                                               -------------------
                                                                     December 31, 2000        January 2, 2000
                                                                     -----------------        ---------------

        Net (loss) income....................................                 ($1,766)               $13,919
        Other comprehensive income (loss):
          Foreign currency translation.......................                     307                   (790)
          Cumulative effect of change in accounting principle                    (150)                    --
          Net loss on derivative instruments.................                    (711)                    --
                                                                              -------                -------
        Comprehensive (loss) income..........................                 $(2,320)               $13,129
                                                                              =======                =======

     4   NET INCOME PER COMMON SHARE

         Net income per common share for the three months ended December 31, 2000 and January 2, 2000 is calculated based upon the following shares:


                                                                                 Three Months Ending
                                                                                 -------------------
                                                                       December 31, 2000        January 2, 2000
                                                                       -----------------        ---------------

        Basic...............................................                      27,574                27,490
        Effect of assumed conversion of options.............                          --                 1,616
                                                                                  ------                ------
        Diluted.............................................                      27,574                29,106
                                                                                  ======                ======

         The effect of unexercised stock options and restricted stock outstanding for the three-month period ending December 31, 2000 were excluded from the diluted EPS calculation, as their effect was anti-dilutive. These options may dilute EPS in the future.

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

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $2,892, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

         The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

     6   OTHER

         During Fiscal 2001, the Company recorded special charges related to:
         (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's international operations,

         (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) and the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines. The amount recorded includes $4,996 of employee termination benefits for approximately 360 employees, $10,184 of equipment, inventory, and other asset write-offs, and $850 of other expenses. A summary of the 2001 restructuring activities follows:

                           2001 RESTRUCTURING SUMMARY


                                                                       TERMINATION        OTHER         TOTAL
                                                                          BENEFITS        COSTS

Expense accrued...............................................              $4,996      $11,034       $16,030
                                                                            ------      -------       -------
Balance December 31, 2000.....................................              $4,996      $11,034       $16,030
                                                                            ======      =======       =======

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

                           1999 RESTRUCTURING SUMMARY


                                                                       TERMINATION        OTHER         TOTAL
                                                                          BENEFITS        COSTS

Expense accrued...............................................              $2,500       $3,400        $5,900
Cash expenditures.............................................                (200)          --          (200)
                                                                            ------       ------        ------
Balance September 30, 1999....................................              $2,300       $3,400        $5,700
Change in estimate............................................                  --          100           100
Cash expenditures.............................................              (2,200)          --        (2,200)
Non cash charges..............................................                  --       (3,300)       (3,300)
                                                                            ------       ------        ------
Balance September 30, 2000....................................                $100         $200          $300
Cash expenditures.............................................                (100)          --          (100)
Non cash charges..............................................                  --         (200)         (200)
                                                                            ------       ------        ------
Balance December 31, 2000.....................................                 $--          $--           $--
                                                                            ======       ======        ======

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

         The reportable segment profits do not include interest expense, interest income, and income tax expense. Also, not included in the reportable segments, are corporate expenses including corporate purchasing expense, general and administrative expense and research and development expense. All depreciation and amortization included in income from operations is related to corporate or reportable segments. Costs are identified to reportable segments or corporate, according to the function of each cost center.

         The reportable segment assets do not include cash, deferred tax benefits, investments, long-term intercompany receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.


          REVENUES FROM EXTERNAL
          CUSTOMERS                                                    THREE MONTH PERIODS ENDED
                                                               ------------------------------------------
                                                               DECEMBER 31, 2000          JANUARY 2, 2000
                                                               -----------------          ---------------

         North America.................................                 $138,530                  $166,593
         Latin America.................................                   33,695                    30,869
         Europe/ROW....................................                   13,693                    17,328
                                                                        --------                  --------

         Total segments................................                 $185,918                  $214,790
                                                                        ========                  ========




         INTER SEGMENT REVENUES                                       THREE MONTH PERIODS ENDED
                                                               ------------------------------------------
                                                               DECEMBER 31, 2000          JANUARY 2, 2000
                                                               -----------------          ---------------

         North America.................................                   $8,212                    $6,791
         Latin America.................................                    1,418                        --
         Europe/ROW....................................                      599                       161
                                                                         -------                    ------

         Total segments................................                  $10,229                    $6,952
                                                                         =======                    ======


         SEGMENT PROFIT                                                THREE MONTH PERIODS ENDED
                                                               ------------------------------------------
                                                               DECEMBER 31, 2000          JANUARY 2, 2000
                                                               -----------------          ---------------

         North America.................................                  $23,023                   $28,938
         Latin America.................................                    6,882                     5,666
         Europe/ROW....................................                      175                     2,018
                                                                         -------                    ------

         Total segments................................                   30,080                    36,622

         Corporate.....................................                    7,422                     7,149
         Special charges...............................                   16,030                        --
         Interest expense..............................                    8,192                     8,121
         Other (income) expense, net...................                      952                      (63)
                                                                         -------                    ------

         Income (loss) before income taxes.............                 $(2,516)                   $21,415
                                                                        ========                   =======


         SEGMENT ASSETS                                        DECEMBER 31, 2000          JANUARY 2, 2000
                                                               -----------------          ---------------

         North America.................................                 $259,926                  $285,104
         Latin America.................................                  208,730                   182,196
         Europe/ROW....................................                   31,413                    33,734
                                                                         -------                    ------

         Total segments................................                 $500,069                  $501,034

         Corporate.....................................                   51,150                    48,574
                                                                         -------                    ------

         Total assets at period end....................                 $551,219                  $549,608
                                                                        ========                  ========


     8   GUARANTOR SUBSIDIARIES (ROV HOLDING, INC. AND ROVCAL, INC.)

         The following condensed consolidating financial data illustrate the composition of the consolidated financial statements. Investments in subsidiaries are accounted for by the Company and the Guarantor Subsidiaries using the equity method for purposes of the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiary's' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and inter-company balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                    Guarantor         Nonguarantor                    Consolidated
                                                        Parent     Subsidiaries       Subsidiaries      Eliminations       Total
                                                        ------     ------------       ------------      ------------  -------------

                  -ASSETS-

Current assets:
       Cash and cash equivalents                       $ 5,426             $ 47            $ 5,819              $ -        $ 11,292
       Receivables                                      77,912           39,424             56,417          (30,489)        143,264
       Inventories                                      62,225                -             32,279              232          94,736
       Prepaid expenses and other                       26,003              342             10,264                -          36,609
                                                  ------------     ------------       ------------     ------------    ------------

            Total current assets                       171,566           39,813            104,779          (30,257)        285,901

Property, plant and equipment, net                      69,830               43             32,126                -         101,999
Deferred charges and other, net                         38,736              274              3,882             (857)         42,035
Intangible assets, net                                  91,353                -             30,119             (188)        121,284
Investment in subsidiaries                             134,934           96,244                  -         (231,178)              -
                                                  ------------     ------------       ------------     ------------    ------------

       Total assets                                  $ 506,419        $ 136,374          $ 170,906       $ (262,480)      $ 551,219
                                                  ============     ============       ============     ============    ============

         -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
       Current maturities of long-term debt           $ 18,325              $ -           $ 16,920           $ (154)       $ 35,091
       Accounts payable                                 79,645                6             35,609          (29,187)         86,073
       Accrued liabilities:
            Wages and benefits and other                27,316            1,434             12,119               40          40,909
            Recapitalization and other special
                charges                                  7,713                -                  -                -           7,713
                                                  ------------     ------------       ------------     ------------    ------------

                Total current liabilities              132,999            1,440             64,648          (29,301)        169,786

Long-term debt, net of current maturities              273,976                -                136             (804)        273,308
Employee benefit obligations, net of current
     portion                                            15,460                -                633                -          16,093
Other                                                    4,295                -              9,245                -          13,540
                                                  ------------     ------------       ------------     ------------    ------------
            Total liabilities                          426,730            1,440             74,662          (30,105)        472,727

Shareholders' equity :
       Common stock                                        573                1             12,072          (12,072)            574
       Additional paid-in capital                      108,880           62,788             54,899         (117,569)        108,998
       Retained earnings                               108,000           71,138             28,266         (100,720)        106,684
       Accumulated other comprehensive income               96            1,007              1,007           (2,014)             96
       Notes receivable from officers/shareholders      (3,440)               -                  -                -          (3,440)
                                                  ------------     ------------       ------------     ------------    ------------
                                                       214,109          134,934             96,244         (232,375)        212,912

Less treasury stock, at cost                          (130,070)               -                  -                -        (130,070)
Less unearned restricted stock compensation             (4,350)               -                  -                -          (4,350)
                                                  ------------     ------------       ------------     ------------    ------------

       Total shareholders' equity                       79,689          134,934             96,244         (232,375)         78,492
                                                  ------------     ------------       ------------     ------------    ------------

       Total liabilities and shareholders' equity    $ 506,419        $ 136,374          $ 170,906       $ (262,480)      $ 551,219
                                                  ============     ============       ============     ============    ============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      Three Months Ending December 31, 2000
                                   (Unaudited)
                                 (In thousands)


                                                             Guarantor         Nonguarantor                     Consolidated
                                            Parent          Subsidiaries       Subsidiaries     Eliminations        Total
                                        --------------    ----------------    ---------------  --------------  ---------------

Net sales                                 $ 135,436          $ 11,010             $ 53,180        $ (13,708)     $ 185,918
Cost of goods sold                           64,729            10,679               29,713          (13,615)        91,506
Special Charges                              16,030                 -                    -                -         16,030
                                        --------------    ----------------    ---------------  --------------  ---------------
   Gross profit                              54,677               331               23,467              (93)        78,382

Selling                                      43,523               180               12,706              (93)        56,316
General and administrative                   11,678            (3,123)               3,868                -         12,423
Research and development                      3,015                 -                    -                -          3,015
                                        --------------    ----------------    ---------------  --------------  ---------------
   Total operating expenses                  58,216            (2,943)              16,574              (93)        71,754

   Income (loss) from operations             (3,539)            3,274                6,893                -          6,628

    Interest expense                          7,721                 -                  471                -          8,192
    Equity in profit of subsidiary           (6,994)           (3,817)                   -           10,811              -
    Other (income) expense, net                 (15)              (11)                 981               (3)           952
                                        --------------    ----------------    ---------------  --------------  ---------------

Income (loss) before income taxes            (4,251)            7,102                5,441          (10,808)        (2,516)

Income tax expense (benefit)                 (2,482)              108                1,624                -           (750)
                                        --------------    ----------------    ---------------  --------------  ---------------

   Net income (loss)                       $ (1,769)          $ 6,994              $ 3,817        $ (10,808)      $ (1,766)
                                        ==============    ================    ===============  ==============  ===============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                        Quarter Ending December 31, 2000
                                   (Unaudited)
                                 (In thousands)



                                                             Guarantor         Nonguarantor                     Consolidated
                                            Parent          Subsidiaries       Subsidiaries     Eliminations        Total
                                        --------------    ----------------    ---------------  --------------  ---------------

Net cash provided (used) by
 operating activities                      $16,855              $ 3              $ (4,364)           $ -           $12,494

Cash flows from investing activities:
   Purchases of property, plant and
    equipment                               (1,114)               -                  (388)             -            (1,502)
   Proceeds from sale of property,
    plant, and equip.                            6                -                     -              -                 6
                                        --------------    ----------------    ---------------  --------------  ---------------
Net cash used by investing activities       (1,108)               -                  (388)             -            (1,496)

Cash flows from financing activities:
   Reduction of debt                      (117,171)               -                  (429)             -          (117,600)
   Proceeds from debt financing            104,719                -                 3,968              -           108,687
   Other                                      (560)               -                     -              -              (560)
                                        --------------    ----------------    ---------------  --------------  ---------------

Net cash (used) by financing activities    (13,012)               -                 3,539              -            (9,473)

Effect of exchange rate changes on
 cash and cash equivalents                       -                -                    10              -                10
                                        --------------    ----------------    ---------------  --------------  ---------------
Net increase (decrease) in cash and
 cash equivalents                            2,735                3                (1,203)             -             1,535

Cash and cash equivalents, beginning
 of period                                   2,691               44                 7,022              -             9,757
                                        --------------    ----------------    ---------------  --------------  ---------------

Cash and cash equivalents, end
 of period                                 $ 5,426             $ 47               $ 5,819            $ -          $ 11,292
                                        ==============    ================    ===============  ==============  ===============


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 31, 2000 COMPARED TO
FISCAL QUARTER ENDED JANUARY 2, 2000

         NET SALES. Net sales for the three months ended December 31, 2000 (the "Fiscal 2001 Quarter") decreased $28.9 million, or 13.5%, to $185.9 million from $214.8 million in the three months ended January 2, 2000 (the "Fiscal 2000 Quarter"). The decrease was driven by decreased sales of alkaline and lighting products primarily reflecting the impacts Y2k loading last year, a weak storm season, and retailer inventory reductions partially offset by strength in hearing aid batteries.

         NET INCOME. Net income for the Fiscal 2001 Quarter decreased $15.7 million to $(1.8) million from $13.9 million in the Fiscal 2000 Quarter. The decrease reflects the impact of sales softness in North America and Europe, a $16.0 million restructuring charge and unfavorable foreign exchange partially offset by lower operating expenses.

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


                                                                   Fiscal Quarter
                                                                   --------------
NORTH AMERICA                                                  2001              2000
                                                               ----              ----
Revenue from external customers............................   $138.5           $166.6
Profitability..............................................     23.0             28.9
Profitability as a % of net sales..........................     16.6%            17.3%
Assets.....................................................    259.9            285.1


         Our sales to external customers decreased $28.1 million, or 16.9%, to $138.5 million in the Fiscal 2001 Quarter from $166.6 million the previous year due primarily to decreased sales of alkaline batteries, lighting products, and camcorder batteries. Alkaline sales decreases of $18.1 million, or 17.8%, were driven by the impacts of Y2k on last year's sales volumes, a strong hurricane season in the Fiscal 2000 Quarter, and lower promotional activity at certain food retailers. Lighting product sales decreases of $7.8 million, or 32.8%, were driven by weakness in the lights product line and in lantern battery sales. The weak performance versus last year primarily reflects the impact of the Y2k phenomenom and the lack of a strong storm season, which resulted in strong sales of lighting and related products last year. Camcorder battery sales decreases of $2.2 million, or 52.3%, primarily reflect the transition to the licensing agreement with our Hong Kong licensee and the timing of promotions at a key electronics retailer. Hearing aid battery sales increases of $2.0 million, or 21.5%, primarily reflect strength in the professional channel and expanded distribution in Fiscal 2001.

         Our profitability decreased $5.9 million, or 20.4%, to $23.0 million in the Fiscal 2001 Quarter from $28.9 million in the Fiscal 2000 Quarter. The decrease was primarily attributable to an unfavorable volume variance reflecting the sales shortfall partially offset by improved gross profit margins, reflecting a favorable product mix, and operating expense decreases of 10.5%. Our profitability margins decreased 70 basis points to 16.6% of net sales from 17.3% the previous year. The decrease primarily reflects higher distribution costs as a percent of sales, reflecting higher fuel costs, and the continuation of advertising and promotional support in spite of the weak performance of the alkaline category in comparison to the previous year. These decreases were partially offset by favorable gross profit margins.

         Our assets decreased $25.2 million, or 8.8%, to $259.9 million from $285.1 million the previous year due primarily to a decrease in accounts receivable of $24.3 million reflecting the sales shortfall and timing of customer payments.



                                                                   Fiscal Quarter
                                                                   --------------
LATIN AMERICA                                                  2001              2000
                                                               ----              ----

Revenue from external customers..............................  $33.7            $30.9
Profitability................................................    6.9              5.7
Profitability as a % of net sales............................   20.5%            18.4%
Assets.......................................................  208.7            182.2




         Our sales to external customers increased $2.8 million, or 9.1% to $33.7 million in the Fiscal 2001 Quarter from $30.9 million the previous year due primarily to an increase in sales of alkaline batteries. Alkaline sales increases of $3.3 million were driven by new distribution of alkaline batteries in mass merchandiser chains compounded by expansion of distribution into the Southern region of South America in Fiscal 2000. Heavy duty battery sales were slightly unfavorable compared to last year.

         Our profitability increased $1.2 million, or 21.1%, to $6.9 million in the Fiscal 2001 Quarter from $5.7 million the previous year. Our operating profit margins as a percent of net sales increased 210 basis points primarily reflecting improved gross profit margins, reflecting a favorable product mix and the benefits of price increases and cost reductions implemented during Fiscal 2000, partially offset by an increase in selling and promotional expenses associated with the expanded distribution.

         Our assets increased $26.5 million, or 14.5%, to $208.7 million in the Fiscal 2001 Quarter from $182.2 the previous year. The increase was primarily attributable to an increase in accounts receivable of $17.0 million compounded by an increase in inventory of $6.8 million reflecting expanded distribution with mass merchandisers and expansion into the southern region of South America.



                                                                   Fiscal Quarter
                                                                   --------------
EUROPE/ROW                                                     2001              2000
                                                               ----              ----
Revenue from external customers.............................  $13.7            $17.3
Profitability...............................................    0.2              2.0
Profitability as a % of net sales...........................    1.5%            11.6%
Assets......................................................   31.4             33.7



         Our sales to external customers decreased $3.6 million, or 20.8%, to $13.7 million in the Fiscal 2001 Quarter from $17.3 million the previous year due primarily to the impacts of currency devaluation, of $1.7 million, compounded by weakness in our alkaline battery category partially offset by stronger sales in the Rest of World geography.

         Our profitability decreased $1.8 million to $0.2 million in the Fiscal 2001 Quarter reflecting the impact of currency devaluation on gross profit compounded by higher operating expenses reflecting higher selling and distribution costs partially offset by gross profit margin improvement reflecting a favorable product mix.

         Our assets decreased $2.3 million, or 6.8%, to $31.4 million from $33.7 million the previous year due primarily to a decrease in receivables of $2.6 million primarily reflecting weaker sales.

         CORPORATE EXPENSE. Our corporate expense increased $0.3 million, or 4.2%, to $7.4 million in the Fiscal 2001 Quarter from $7.1 million the previous year. These increases were primarily attributable to higher research and development expenses of $0.5 million, reflecting an increase in royalities and other expenses partially offset by lower legal and other administrative expenses. As a percentage of total sales, our corporate expense was 4.0% in the Fiscal 2001 Quarter and 3.3% the previous year.

         SPECIAL CHARGES. During Fiscal 2001, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's international operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) and the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines. The amount recorded includes $5.0 million of employee termination benefits for approximately 360 employees, $10.2 million of equipment, inventory, and other asset write-offs, and $0.8 million of other expenses.

         INCOME FROM OPERATIONS. Our income from operations decreased $22.9 million to $6.6 million in the Fiscal 2001 Quarter from $29.5 million the previous year. These decreases were primarily due to decreased profitability in North America, Europe/ROW, and the impact of special charges of $16.0 million recognized in the Fiscal 2001 Quarter. Excluding the impact of the special charges, income from operations decreased $6.9 million, or 23.4%, reflecting the decreased profitablility in North America and Europe.

         INTEREST EXPENSE. Interest expense increased $0.1 million to $8.2 million in the Fiscal 2001 Quarter from $8.1 million in the prior year. These increases were primarily due to year over year increases in general market interest rates.

         OTHER EXPENSE (INCOME). Other expense (income) decreased $1.0 million to a $0.9 million net expense in the Fiscal 2001 Quarter from a net gain of $0.1 million in the previous year. These decreases were primarily attributable to foreign exchange losses, primarily in Latin America.

         INCOME TAX EXPENSE. Our effective tax rate was 35.0%, excluding the tax benefit of the special charge, for the Fiscal 2001 Quarter, comparable to the previous year. Our effective tax rate was 29.8% including the tax benefit of the special charge.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         Effective October 1, 2000, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

         The adoption of SFAS 133 resulted in a pre-tax reduction to OCI of $0.3 million ($0.2 million after tax). The reduction to OCI is primarily attributable to losses of approximately $0.5 million for foreign exchange forward cash flow hedges partially offset by gains of approximately $0.2 million on interest rate swap cash flow hedges. The net derivative losses included in OCI as of October 1, 2000 will be reclassified into earnings for the twelve months ending September 30, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2001 Quarter, operating activities provided $12.5 million in net cash compared with $12.9 million the previous year. Operating cash flow decreases versus the previous year primarily reflect lower operating earnings attributable to our decrease in sales partially offset by working capital increases which were $16.2 million less than the previous year primarily reflecting decreased investments in accounts receivable and inventory partially offset by lower accounts payable and accrued liabilities.

         Net cash used by investing activities decreased $1.6 million versus the same period a year ago primarily reflecting lower capital expenditures. Expenditures in the current year were primarily for improvements to alkaline battery manufacturing and information systems hardware and software. The Company currently expects capital spending for Fiscal 2001 to be approximately $24.5 million due to alkaline capacity expansion, alkaline vertical integration programs, and enhancements to our warehouse and distribution systems.

         During the Fiscal 2001 Quarter we granted approximately 0.5 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also granted approximately 277,000 shares of restricted stock on October 1, 2000, from the 1997 incentive plan, to certain members of management. Approximately 210,000 of these shares will vest on September 30, 2003 provided the recipient is still employed by the Company. The remainder vests one third each year for the next three years. The total market value of the restricted shares on date of grant totaled approximately $4.7 million and has been recorded as restricted stock as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period.

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75.0 million. As of December 31, 2000, $43.0 million of the term loan remained outstanding and $183.0 million was outstanding under the revolving facility with approximately $22.2 million of the remaining availability utilized for outstanding letters of credit.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). The SAB summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued frequently asked questions and answers about how guidance in accounting standards and SAB 101 would apply to particular transactions. The amendment in June 2000 delayed the effective date for the Company until the fourth fiscal quarter of 2001, which is when the Company will adopt the bulletin. The impact of adopting SAB 101 is still being evaluated. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

         In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. The Company will adopt this consensus in the fourth fiscal quarter of 2001. The impact of this consensus on the Company's consolidated financial statements is still being evaluated. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK FACTORS

         We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

         A discussion of our accounting policies for derivative financial instruments is included in Note 1 "Significant Accounting Policies in Notes to our Condensed Consolidated Financial Statements. "

INTEREST RATE RISK

         We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, IBOR, and to a lesser extent European Base rates, primarily affects interest expense. We use interest rate swaps to manage such risk. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. The swaps settle quarterly in arrears with the related amounts for the current settlement quarter payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated.

FOREIGN EXCHANGE RISK

         We are subject to risk from sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, Euro, German Marks, French Francs, Italian Lira, Spanish Pesetas, Dutch Guilders, Mexican Pesos, Guatemalan Quetzals, Dominican Pesos, Venezuelan Bolivars, Argentine Pesos, Chilean Pesos and Honduran Lempira. Foreign currency purchases are made primarily in Pounds Sterling, German Marks, French Francs, Mexican Pesos, Dominican Pesos, Guatemalan Quetzals and Honduran Lempira. We manage our foreign exchange exposure from forecasted sales, accounts receivable, forecasted purchases, accounts payable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency) and forward foreign exchange contracts. Forward foreign exchange contracts to hedge forecasted transactions are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a sale or purchase and a related asset or liability recorded in the balance sheet, the gain or loss on the related derivative hedge contract is re-classified from OCI into earnings as an offset to the change in value of the asset or liability. Forward foreign exchange contracts to hedge firm purchase commitments are designated as fair value hedges with the fair value recorded in earnings and as a hedge asset or liability as applicable. For foreign exchange contracts denominated in regional currencies, the change in fair value of the hedges related to the change in forward points is deemed to be ineffective and is recorded currently in earnings.

COMMODITY PRICE RISK

         We are exposed to fluctuation in market prices for purchases of zinc metal-based items used in the manufacturing process. We hedge a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged forecasted purchase of zinc metal-based items also affects earnings.

SENSITIVITY ANALYSIS

         The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

         As of December 31, 2000, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $1.3 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $1.1 million.

         As of December 31, 2000, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $1.1 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable payment obligations outstanding at December 31, 2000 due to the same change in exchange rates, would be a net gain of $2.6 million.

         As of December 31, 2000, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.5 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.9 million.

FORWARD LOOKING STATEMENTS

         Certain of the information contained in this Form 10-Q, including without limitation statements made under Part I, Item 1, "Financial Statements" and Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part I, Item 3, "Quantitative and Qualitative Disclosures about Market Risk" which are not historical facts, may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act, as amended. In reviewing such information, you should note that our actual results may differ materially from those set forth in such forward-looking statements.

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


                           PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2000 ("2000 Form 10-K").

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

EXHIBIT NUMBER         DESCRIPTION

 3.1+                  Amended and Restated Articles of Incorporation of the
                       Company.
 3.2******             Amended and Restated By-laws of the Company, as amended
                       through May 17, 1999.
 4.1**                 Indenture, dated as of October 22, 1996, by and among
                       the Company, ROV Holding, Inc. and Marine Midland Bank,
                       as trustee, relating to the Company's 10 1/4% Senior
                       Subordinated Notes due 2006.
 4.2******             First Supplemental Indenture, dated as of February 26,
                       1999, by and among the Company, ROV Holding, Inc. and
                       HSBC Bank USA (formerly known as Marine Midland Bank)
                       as trustee, relating to the Company's 10 1/4% Senior
                       Subordinated Notes due 2006.
 4.3++++               Second Supplemental Indenture, dated as of August 6,
                       1999, by and among the Company, ROV Holding, Inc. and
                       HSBC Bank USA (formerly known as Marine Midland Bank)
                       as trustee, relating to the Company's 10 1/4% Senior
                       Subordinated Notes due 2006.
 4.4**                 Specimen of the Notes (included as an exhibit to
                       Exhibit 4.1)
 4.5****               Amended and Restated Credit Agreement, dated as of
                       December 30, 1997, by and among the Company, the lenders
                       party thereto and Bank of America National Trust and
                       Savings Association ("BofA"), as Administrative Agent.
 4.6++++               Second Amended and Restated Credit Agreement, dated as of
                       August 9, 1999, by and among the Company, the lenders
                       party thereto and Bank of America, NA or Administrative
                       Agent.
 4.7+++++              The First Amendment dated as of July 28, 2000 to the
                       Second Amended and Restated Credit Agreement, dated as of
                       August 9, 1999, by and among the Company, the lenders
                       party thereto and Bank of America, NA as Administrative
                       Agent.
 4.8**                 The Security Agreement, dated as of September 12, 1996,
                       by and among the Company, ROV Holding, Inc. and BofA.
 4.9**                 The Company Pledge Agreement, dated as of September 12,
                       1996, by and between the Company and BofA.
 4.10***               Shareholders Agreement, dated as of September 12, 1996,
                       by and among the Company and the shareholders of the
                       Company referred to therein.
 4.11***               Amendment No. 1 to Rayovac Shareholders Agreement, dated
                       August 1, 1997, by and among the Company and the
                       shareholders of the Company referred to therein.
 4.12*****             Amendment No. 2 to Rayovac Shareholders Agreement, dated
                       as of January 8, 1999, by and among the Company and the
                       Shareholders of the Company referred to therein.
 4.13                  Amendment No. 3 to Rayovac Shareholders Agreement dated
                       January 1, 2001, by and among the Company and the
                       shareholders of the Company referred to therein.
 4.14*                 Specimen certificate representing the Common Stock.
10.1+++++              Amended and Restated Employment Agreement, dated as of
                       October 1, 2000, by and between the Company and David A.
                       Jones.
10.2+++++              Amended and Restated Employment Agreement, dated as of
                       October 1, 2000, by and between the Company and Kent J.
                       Hussey
10.3+++++              Employment Agreement, dated as of October 1, 2000, by
                       and between the Company and Randall J. Steward.
10.4+++++              Employment Agreement, dated as of October 1, 2000, by
                       and between the Company and Kenneth V. Biller.
10.5+++++              Employment Agreement, dated as of October 1, 2000, by
                       and between the Company and Stephen P. Shanesy.

10.6+++++              Employment Agreement, dated as of October 1, 2000, by
                       and between the Company and Merrell M. Tomlin.
10.7+++++              Employment Agreement, dated as of October 1, 2000, by
                       and between the Company and Luis A. Cancio.
 27                    Financial Data Schedule.

----------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Commission.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.
**** Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-49281) filed with the Commission.
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.
****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1999, filed with the Commission on May 17, 1999.
+ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.
++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 24, 1999, as subsequently amended on October 26, 1999.
+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed with the Commission on December 19, 2000.

         (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the three month period ending December 31, 2000.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  February 14, 2001


                                 RAYOVAC CORPORATION



                                 By: /s/ Randall J. Steward
                                     -----------------------------
                                     Randall J. Steward
                                     Executive Vice President of Administration
                                     and Chief Financial Officer