Form 10-Q
period 2001-04-01
RAYOVAC CORP
filed 2001-05-14
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 1, 2001

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


                                 Not Applicable

               ---------------------------------------------------


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

                               Yes ( X )    No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of April 30, 2001, was 27,856,722.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              RAYOVAC CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      April 1, 2001 and September 30, 2000
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                              APRIL 1, 2001  SEPTEMBER 30, 2000
                                                              -------------  ------------------
                                    -ASSETS-
Current assets:
  Cash and cash equivalents.................................   $  10,563          $  9,757
  Receivables...............................................     127,534           153,667
  Inventories...............................................      90,926           100,676
  Prepaid expenses and other................................      37,917            27,070
                                                               ---------          --------
  Total current assets......................................     266,940           291,170

Property, plant and equipment, net..........................      99,819           111,897
Deferred charges and other, net.............................      46,261            43,835
Intangible assets, net......................................     120,316           122,114
                                                               ---------          --------
  Total  assets.............................................  $  533,336        $  569,016
                                                               =========          ========
                                -LIABILITIES AND SHAREHOLDERS' EQUITY -
Current liabilities:
  Current maturities of long-term debt......................   $  24,038         $  44,815
  Accounts payable..........................................      68,448            97,857
  Accrued liabilities:
     Wages and benefits and other...........................      37,561            42,830
     Recapitalization and other special charges.............       5,835               978
                                                               ---------          --------
        Total current liabilities...........................     135,882           186,480

Long-term debt, net of current maturities...................     286,629           272,815
Employee benefit obligations, net of current portion........      16,057            15,365
Other.......................................................      13,608            13,660
                                                               ---------          --------
  Total liabilities.........................................     452,176           488,320

Shareholders' equity:
  Common stock, $.01 par value, authorized 150,000 shares;
  issued 57,393 and 57,101 shares respectively;
  outstanding 27,857 and 27,570 shares, respectively........         574               571
Additional paid-in capital..................................     109,116           104,197
Retained earnings...........................................     110,809           108,450
Accumulated other comprehensive income (loss)...............      (1,548)              650
Notes receivable from officers/shareholders.................      (3,765)           (3,190)
                                                               ---------          --------
                                                                 215,186           210,678
Less:  Treasury stock, at cost, 29,536 and 29,531
   shares, respectively.....................................    (130,070)         (129,982)
Less: Unearned restricted stock compensation................      (3,956)                0
                                                               ---------          --------
  Total shareholders' equity................................      81,160            80,696
                                                               ---------          --------
  Total liabilities and shareholders' equity................  $  533,336        $  569,016
                                                               =========          ========


SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              RAYOVAC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
   For the three and six month periods ended April 1, 2001 and April 2, 2000
                                  (Unaudited)
                    (In thousands, except per share amounts)


                                                         THREE MONTHS ENDING            SIX MONTHS
                                                       -----------------------    -----------------------
                                                          2001          2000         2001         2000
                                                       ----------   ----------    ----------   ----------
Net sales............................................. $  145,192   $  140,118    $  328,751   $  351,488
Cost of goods sold....................................     75,803       72,732       167,309      183,561
Special charges.......................................        230            -        16,260            -
                                                       ----------   ----------    ----------   ----------
     Gross profit.....................................     69,159       67,386       145,182      167,927

Selling ..............................................     40,749       39,498        94,706       94,646
General and administrative............................     11,596       11,921        24,019       25,286
Research and development..............................      3,005        2,737         6,020        5,292
                                                       ----------   ----------    ----------   ----------
     Total operating expenses.........................     55,350       54,156       124,745      125,224

        Income from operations........................     13,809       13,230        20,437       42,703

  Interest expense....................................      7,182        7,131        15,374       15,252
  Other expense, net..................................        181          483         1,133          420
                                                       ----------   ----------    ----------   ----------
Income before income taxes............................      6,446        5,616         3,930       27,031

Income tax expense....................................      2,321        1,965         1,571        9,461
                                                       ----------   ----------    ----------   ----------
        Net income....................................   $  4,125     $  3,651      $  2,359     $ 17,570
                                                       ==========   ==========    ==========   ==========
BASIC EARNINGS PER SHARE
Weighted average shares of common stock outstanding...     27,578       27,491        27,575       27,490
Net Income............................................    $  0.15      $  0.13       $  0.09     $   0.64

DILUTED EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding.........................     28,719       29,057        28,602       29,082
Net Income............................................    $  0.14      $  0.13       $  0.08     $   0.60


SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the six month periods ended April 1, 2001 and April 2, 2000
                                  (Unaudited)
                                (In thousands)


                                                             SIX MONTHS ENDING
                                                           --------------------
                                                             2001        2000
                                                           --------   ---------
Cash flows from operating activities:
  Net income.............................................  $  2,359   $  17,570
  Non-cash adjustments to net income:
    Amortization.........................................     2,895       3,222
    Depreciation.........................................     8,706       8,090
    Other non-cash adjustments...........................     5,233       3,089
  Net changes in assets and liabilities..................    (8,097)      1,031
                                                           --------   ---------
      Net cash provided by operating activities..........    11,096      33,002
Cash flows from investing activities:
  Purchases of property, plant and equipment.............    (4,217)     (7,451)
  Proceeds from sale of property, plant and equipment....        24         386
                                                           --------   ---------
      Net cash used by investing activities..............    (4,193)     (7,065)
Cash flows from financing activities:
  Reduction of debt......................................  (197,175)   (105,330)
  Proceeds from debt financing...........................   190,686      80,055
  Other .................................................    (1,040)       (423)
                                                           --------   ---------
      Net cash used by financing activities..............    (7,529)    (25,698)
                                                           --------   ---------
Effect of exchange rate changes on cash and cash
  equivalents............................................     1,432         (97)
                                                           --------   ---------
      Net increase in cash and cash equivalents..........       806         142
Cash and cash equivalents, beginning of period...........     9,757      11,065
                                                           --------   ---------
Cash and cash equivalents, end of period.................  $ 10,563   $  11,207
                                                           ========   =========


SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (all of which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 1, 2001, results of operations for the three and six month periods ended April 1, 2001, and April 2, 2000, and cash flows for the six month periods ended April 1, 2001 and April 2, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In January 2001, the Financial Accounting Standards Board's Emerging Issues Task Force
         (EITF) reached a consensus on Issue 3 of EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". Issue 3 addresses the recognition, measurement, and income statement classification for offers to a customer to rebate or refund a specified amount of cash that may be redeemed if the customer completes a specified volume of transactions. The consensus was effective for quarters ending after February 15, 2001. The Company adopted the consensus reached on Issue 3, in the second fiscal quarter of 2001. The adoption and subsequent restatement of the Fiscal 2001 and Fiscal 2000 Quarter and Six Months resulted in the reclassification of certain selling expenses as a reduction in revenue of $2,432 and $2,478, respectively, in the Fiscal 2001 and Fiscal 2000 Quarter and $4,791 and $5,898, respectively, in the Fiscal 2001 and Fiscal 2000 Six Months. The reclassifications had no impact on pre-tax income, net income, or earnings per share.

         DERIVATIVE FINANCIAL INSTRUMENTS:

         Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

         The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and six month periods ended April 1, 2001, $117 and $42, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At April 1, 2001, the Company had a series of interest rate swap agreements outstanding which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 through October 2002 and a series of interest rate swap agreements outstanding which effectively fix the interest rate on floating rate debt at a rate of 4.99% for a notional principal amount of $25,000 for the period May through December 2001. The derivative net losses on these contracts recorded in OCI at April 1, 2001 was an after-tax loss of $1,322.

         The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of intercompany purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivate hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three and six month periods ended April 1, 2001, $56 of pretax derivative gains and $53 of pretax derivative losses, respectively, were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. During the three and six month periods ended April 1, 2001, $232 and $581, respectively, of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At April 1, 2001, the Company had a series of forward and swap contracts outstanding with a contract value of $8,768. The derivative net gain on these contracts recorded in OCI at April 1, 2001 was an after-tax gain of $33.

         The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. The Company has entered into a series of forward contracts for the period April 2001 through October 2001 to hedge the exposure from a firm commitment to purchase certain battery manufacturing equipment denominated in Japanese Yen. During the three and six month periods ended April 1, 2001, $722 of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment. During the three and six month periods ended April 1, 2001, $722 of pretax gains were recorded as an adjustment to earnings for changes in fair value of this firm purchase commitment. At April 1, 2001, the series of outstanding forward contracts for this firm purchase commitment had a contract value of $8,368.

         The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. During the three and six month periods ended April 1, 2001, $147 and $280, respectively, of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At April 1, 2001, the Company had a series of swap contracts outstanding through March 2002 with a contract value of $12,679. The derivative net losses on these contracts recorded in OCI at April 1, 2001 was an after-tax loss of $553.


     2   INVENTORIES

         Inventories consist of the following:

                                    APRIL 1, 2001    SEPTEMBER 30, 2000
                                    -------------    ------------------
             Raw material...........    $27,710            $31,355
             Work-in-process........     13,162             11,650
             Finished goods.........     50,054             57,671
                                         ------           --------
                                        $90,926           $100,676
                                        =======           ========

     3   OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income
         (loss) for the three and six months ended April 1, 2001 and April 2, 2000 are as follows:


                                                             THREE MONTHS          SIX MONTHS
                                                             ------------          ----------
                                                           2001       2000       2001       2000
                                                           ----       ----       ----       ----
        Net income...................................     $4,125     $3,651     $2,359    $17,570
        Other comprehensive (loss):
          Foreign currency translation...............      (663)       (97)      (356)      (887)
          Cumulative effect of change in
           accounting principle......................        --         --       (150)        --
          Net (loss) on derivative
           instruments...............................      (981)         --    (1,692)        --
                                                          ------     ------    -------    -------
        Comprehensive income.........................     $2,481     $3,554       $161    $16,683
                                                          ======     ======    =======    =======


     4   NET INCOME PER COMMON SHARE

         Net income per common share for the three and six months ended April 1, 2001 and April 2, 2000 is calculated based upon the following shares:


                                                             THREE MONTHS         SIX MONTHS
                                                             ------------         ----------
                                                           2001       2000      2001       2000
                                                           ----       ----      ----       ----
        Basic........................................     27,578     27,491    27,575     27,490
        Effect of assumed conversion of options......      1,141      1,566     1,027      1,592
                                                          ------     ------    ------     ------
        Diluted......................................     28,719     29,057    28,602     29,082
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

     6   OTHER

         During Fiscal 2001, the Company recorded special charges related to:
         (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) and the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines. The amount recorded includes $5,100 of employee termination benefits for approximately 360 employees, $10,400 of equipment, inventory, and other asset write-offs, and $800 of other expenses. A summary of the 2001 restructuring activities follows:

                           2001 RESTRUCTURING SUMMARY


                                       TERMINATION     OTHER
                                         BENEFITS      COSTS         TOTAL
                                       -----------    -------       -------
Expense accrued...................        $5,000      $11,000       $16,000
                                          ------      -------       -------

Balance December 31, 2000.........        $5,000      $11,000       $16,000
Expense as incurred...............           100          200           300
Cash expenditures.................          (800)        (200)       (1,000)
Non cash charges..................           --        (3,000)       (3,000)
                                          ------      -------       -------
Balance April 1, 2001.............        $4,300       $8,000       $12,300
                                          ======       ======       =======

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

                           1999 RESTRUCTURING SUMMARY

                                    TERMINATION     OTHER
                                      BENEFITS      COSTS         TOTAL
                                    -----------    -------       -------
Expense accrued...................     $2,500       $3,400        $5,900
Cash expenditures.................       (200)          --          (200)
                                    -----------    -------       -------

Balance September 30, 1999........     $2,300       $3,400        $5,700
Change in estimate................        --           100           100
Cash expenditures.................     (2,200)         --         (2,200)
Non cash charges..................        --        (3,300)       (3,300)
                                    -----------    -------       -------

Balance September 30, 2000........       $100         $200          $300


Cash expenditures.................       (100)         --           (100)
Non cash charges..................        --          (200)         (200)
                                    -----------    -------       -------
Balance April 1, 2001.............       $--          $--           $--
                                    ===========    =======       =======

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

         The reportable segment assets do not include cash, deferred tax benefits, investments, long-term intercompany receivables, most deferred charges, and miscellaneous assets. Capital expenditures are related to reportable segments or corporate. Variable allocations of assets are not made for segment reporting.

         REVENUES FROM EXTERNAL CUSTOMERS


                                            THREE MONTH PERIODS ENDED         SIX MONTH PERIODS ENDED
                                        --------------------------------    -----------------------------
                                        APRIL 1, 2001      APRIL 2, 2000    APRIL 1, 2001   APRIL 2, 2000
                                        -------------      -------------    -------------   -------------
         North America.................    $105,997          $101,875         $242,862        $265,966
         Latin America.................      26,639            25,211           60,363          56,228
         Europe/ROW....................      12,556            13,032           25,526          29,294
                                        -------------      -------------    -------------   -------------
         Total segments................    $145,192          $140,118         $328,751        $351,488
                                        =============      =============    =============   =============


         INTER SEGMENT REVENUES


                                            THREE MONTH PERIODS ENDED         SIX MONTH PERIODS ENDED
                                        --------------------------------    -----------------------------
                                        APRIL 1, 2001      APRIL 2, 2000    APRIL 1, 2001   APRIL 2, 2000
                                        -------------      -------------    -------------   -------------
         North America.................      $8,728            $5,704          $16,940         $12,644
         Latin America.................       3,038                --            4,456              --
         Europe/ROW....................         582               154            1,181             315
                                        -------------      -------------    -------------   -------------
         Total segments................     $12,348            $5,858          $22,577         $12,959
                                        =============      =============    =============   =============



         SEGMENT PROFIT                                      THREE MONTH PERIODS ENDED             SIX MONTH PERIODS ENDED
                                                         APRIL 1, 2001      APRIL 2, 2000      APRIL 1, 2001     APRIL 2, 2000
                                                         -------------      -------------      -------------     -------------
         North America................................       $15,752            $13,670             $38,748           $42,563
         Latin America................................         4,514              4,579              11,420            10,288
         Europe/ROW...................................         1,116              2,015               1,293             4,036
                                                               -----              -----               -----             -----

         Total segments...............................        21,382             20,264              51,461            56,887

         Corporate....................................         7,343              7,034              14,764            14,184
         Special charges..............................           230                 --              16,260                --
         Interest expense.............................         7,182              7,131              15,374            15,252
         Other expense, net...........................           181                483               1,133               420
                                                                 ---                ---               -----               ---

         Income before income taxes...................        $6,446             $5,616              $3,930           $27,031
                                                              ======             ======              ======           =======

         SEGMENT ASSETS                                                                        APRIL 1, 2001      APRIL 2, 2000
                                                                                               -------------      -------------

         North America................................                                             $248,537          $248,793
         Latin America................................                                              206,327           186,150
         Europe/ROW...................................                                               27,768            30,200
                                                                                                     ------            ------

         Total segments...............................                                              482,632           465,143

         Corporate....................................                                               50,704            41,900
                                                                                                     ------            ------

         Total assets at period end...................                                             $533,336          $507,043
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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of April 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                        GUARANTOR   NONGUARANTOR                   CONSOLIDATED
                                                            PARENT    SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                          ---------   ------------  ------------   ------------    ------------
                                     -ASSETS-
Current assets:
   Cash and cash equivalents...........................    $  2,351         $  45     $  8,167           $  -      $  10,563
   Receivables.........................................      56,529        42,104       50,971        (22,070)       127,534
   Inventories.........................................      58,227             -       30,608          2,091         90,926
   Prepaid expenses and other..........................      24,582           342       12,993              -         37,917
                                                          ---------   ------------  ------------   ------------    ------------
      Total current assets.............................     141,689        42,491      102,739        (19,979)       266,940

Property, plant and equipment, net.....................      68,588            40       31,191              -         99,819
Deferred charges and other, net........................      59,719           887        4,134        (18,479)        46,261
Intangible assets, net.................................      90,724             -       29,780           (188)       120,316
Investments in subsidiaries............................     138,980        98,037            -       (237,017)          -
                                                          ---------   ------------  ------------   ------------    ------------
   Total assets........................................  $  499,700    $  141,455   $  167,844    $  (275,663)    $  533,336
                                                          =========   ============  ============   ============    ============

         -LIABILITIES AND SHAREHOLDERS' EQUITY-
Current liabilities:
   Current maturities of long-term debt................   $  15,500          $  -     $  8,709        $  (171)      $ 24,038
   Accounts payable....................................      65,601            11       22,248        (19,412)        68,448
   Accrued liabilities:
      Wages benefits and other.........................      23,166         2,464       11,931              -         37,561
      Recapitalization and other special charges.......       5,835             -            -              -          5,835
                                                          ---------   ------------  ------------   ------------    ------------
           Total current liabilities...................     110,102         2,475       42,888        (19,583)       135,882
Long term debt, net of current maturities..............     287,275             -       17,151        (17,797)       286,629
Employee benefit obligations, net of current portion...      15,254             -          803              -         16,057
Other..................................................       4,642             -        8,966              -         13,608
                                                          ---------   ------------  ------------   ------------    ------------
         Total liabilities.............................     417,273         2,475       69,808        (37,380)       452,176
Shareholders' equity:
   Common stock........................................         573             1       12,072        (12,072)           574
   Additional paid-in capital..........................     108,998        62,788       54,904       (117,574)       109,116
   Retained earnings...................................     111,837        75,492       31,715       (108,235)       110,809
   Accumulated other comprehensive income (loss).......      (1,190)          699         (655)          (402)        (1,548)
   Notes receivable from officers/shareholders.........      (3,765)            -            -              -         (3,765)
                                                          ---------   ------------  ------------   ------------    ------------
                                                            216,453       138,980       98,036       (238,283)       215,186
Less treasury stock, at cost...........................    (130,070)            -            -              -       (130,070)
Less unearned restricted stock compensation............      (3,956)            -            -              -         (3,956)
                                                          ---------   ------------  ------------   ------------    ------------
   Total shareholders' equity..........................      82,427       138,980       98,036       (238,283)        81,160
                                                          ---------   ------------  ------------   ------------    ------------
   Total liabilities & shareholders' equity............   $ 499,700   $   141,455   $  167,844     $ (275,663)     $ 533,336
                                                          =========   ============  ============   ============    ============


                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 For the three month period ended April 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                      GUARANTOR      NONGUARANTOR                     CONSOLIDATED
                                                      PARENT         SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS       TOTAL
                                                     ---------       ------------    ------------     ------------    ------------

Net sales .......................................    $ 102,485         $ 10,804         $46,875        $(14,972)        $145,192
Cost of goods sold ..............................       51,865           10,480          28,266         (14,808)          75,803
Special charges .................................           29             --               201            --                230
                                                     ---------         --------         -------        --------         --------
   Gross profit .................................       50,591              324          18,408            (164)          69,159

Selling expense .................................       31,082              174           9,553             (60)          40,749
General and administrative ......................       10,286           (2,539)          3,849            --             11,596
Research and development ........................        3,005             --              --              --              3,005
                                                     ---------         --------         -------        --------         --------
   Total operating expenses .....................       44,373           (2,365)         13,402             (60)          55,350

   Income from operations .......................        6,218            2,689           5,006            (104)          13,809

   Interest expense .............................        6,903             --               898            (619)           7,182
   Equity (income) ..............................       (5,024)          (2,465)           --             7,489             --
   Other (income) expense, net ..................         (714)              14             259             622              181
                                                     ---------         --------         -------        --------         --------
Income before income taxes ......................        5,053            5,140           3,849          (7,596)           6,446

Income tax expense ..............................          822              116           1,384              (1)           2,321
                                                     ---------         --------         -------        --------         --------
   Net income ...................................    $   4,231         $  5,024         $ 2,465        $ (7,595)        $  4,125
                                                     =========         ========         =======        ========         ========

                               RAYOVAC CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         For the six month period ended April 1, 2001
                                         (Unaudited)
                                        (In thousands)

                                                                        GUARANTOR     NONGUARANTOR                    CONSOLIDATED
                                                       PARENT          SUBSIDIARIES   SUBSIDIARIES      ELIMINATIONS      TOTAL
                                                      ---------        ------------   ------------      ------------  ------------

Net sales .......................................     $ 236,468         $ 21,814         $99,620        $(29,151)        $328,751
Cost of goods sold ..............................       116,595           21,159          58,449         (28,894)         167,309
Special charges .................................        16,059             --               201            --             16,260
                                                      ---------         --------         -------        --------         --------
   Gross profit .................................       103,814              655          40,970            (257)         145,182

Selling expense .................................        73,151              354          21,358            (157)          94,706
General and administrative ......................        21,965           (5,663)          7,717            --             24,019
Research and development ........................         6,020             --              --              --              6,020
                                                      ---------         --------         -------        --------         --------
   Total operating expenses .....................       101,136           (5,309)         29,075            (157)         124,745

   Income from operations .......................         2,678            5,964          11,895            (100)          20,437

   Interest expense .............................        14,625             --             1,369            (620)          15,374
   Equity (income) ..............................       (12,017)          (6,278)           --            18,295             --
   Other (income) expense, net ..................          (729)               2           1,240             620            1,133
                                                      ---------         --------         -------        --------         --------
Income before income taxes ......................           799           12,240           9,286         (18,395)           3,930

Income tax  (benefit) expense ...................        (1,660)             223           3,008            --              1,571
                                                      ---------         --------         -------        --------         --------
   Net income ...................................     $   2,459         $ 12,017         $ 6,278        $(18,395)        $  2,359
                                                      =========         ========         =======        ========         ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the six month period ended April 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                               GUARANTOR    NONGUARANTOR               CONSOLIDATED
                                                                   PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    TOTAL
                                                                  ---------   ------------  ------------  ------------ ------------

Net cash provided by operating activities ...................    $   5,932       $ 1        $ 5,163       $--           $  11,096
Cash flows from investing activities:
        Purchases of property, plant and equipment ..........       (3,485)       --           (732)       --              (4,217)
        Proceeds from sale of property, plant, and equip ....            9        --             15        --                  24
                                                                 ---------      ----        -------       ---           ---------
Net cash used by investing activities .......................       (3,476)       --           (717)       --              (4,193)

Cash flows from financing activities:
        Reduction of debt ...................................     (192,557)       --         (4,618)       --            (197,175)
        Proceeds from debt financing ........................      190,686        --           --          --             190,686
        Other ...............................................         (925)       --           (115)       --              (1,040)
                                                                 ---------      ----        -------       ---           ---------
Net cash used by financing activities .......................       (2,796)       --         (4,733)       --              (7,529)

Effect of exchange rate changes on cash and cash
        equivalents .........................................         --          --          1,432        --               1,432
                                                                 ---------      ----        -------       ---           ---------
Net (decrease) increase in cash and cash equivalents ........         (340)        1          1,145        --                 806
Cash and cash equivalents, beginning of period ..............        2,691        44          7,022        --               9,757
                                                                 ---------      ----        -------       ---           ---------
Cash and cash equivalents, end of period ....................    $   2,351       $45        $ 8,167       $--           $  10,563
                                                                 =========      ====        =======       ===           =========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL QUARTER AND SIX MONTHS ENDED APRIL 1, 2001 COMPARED TO
FISCAL QUARTER AND SIX MONTHS ENDED APRIL 2, 2000

         NET SALES. Net sales for the three months ended April 1, 2001 (the "Fiscal 2001 Quarter") increased $5.1 million, or 3.6%, to $145.2 million from $140.1 million in the three months ended April 2, 2000 (the "Fiscal 2000 Quarter"). The increase was driven by growth in general battery and hearing aid battery sales, partially offset by decreases in lighting products primarily reflecting the impacts of Y2K loading last year and retailer inventory reductions compounded by lower sales of specialty batteries to OEM customers in the PC, telecommunications and electronics industries.

         Net sales for the six months ended April 1, 2001 (the "Fiscal 2001 Six Months") decreased $22.7 million, or 6.5%, to $328.8 million from $351.5 million in the six months ended April 2, 2000 (the "Fiscal 2000 Six Months"). The decrease was driven by decreased sales of alkaline and lighting products primarily reflecting the impacts of Y2K loading last year, a weak storm season, and retailer inventory reductions compounded by softness in sales of specialty batteries to OEM customers in the PC, telecommunications and electronics industries. Offsetting the weakness in sales was hearing aid batteries, which increased $3.5 million, or 10.9%.

         NET INCOME. Net income for the Fiscal 2001 Quarter increased $0.4 million, or 10.8%, to $4.1 million from $3.7 million in the Fiscal 2000 Quarter. The increase reflects the favorable margin impact of sales growth in North America and Latin America partially offset by weakness in Europe/Rest of World ("Europe/ROW") and operating expense increases.

         Net income for the Fiscal 2001 Six Months decreased $15.2 million to $2.4 million from $17.6 million in the Fiscal 2000 Six Months. The decrease reflects the impact of a $16.3 million restructuring charge, sales softness in North America and Europe/ROW and unfavorable currency devaluation partially offset by lower operating expenses.

         SEGMENT RESULTS. The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, and South America; Europe/ROW includes the United Kingdom, Europe and all other countries in which the company does business. We evaluate segment profitability based on income from operations before corporate expense which includes corporate purchasing expense, general and administrative expense and research and development expense.

                                                           FISCAL QUARTER                 SIX MONTHS
NORTH AMERICA                                             2001        2000             2001         2000
                                                          ----        ----             ----         ----
Revenue from external customers.....................      $106.0     $101.9            $242.9      $266.0
Profitability.......................................        15.8       13.7              38.7        42.6
Profitability as a % of net sales...................        14.9%      13.4%             15.9%       16.0%
Assets..............................................      $248.5     $248.8            $248.5      $248.8

         Our sales to external customers increased $4.1 million, or 4.0%, to $106.0 million in the Fiscal 2001 Quarter from $101.9 million the previous year due primarily to increased sales of alkaline, rechargeable, and heavy duty batteries compounded by strong sales of hearing aid batteries partially offset by weakness in lighting products and speciality batteries. Alkaline sales increases of $6.1 million, or 11.4%, were primarily attributable to distribution gains and strong sales in the mass merchandiser and OEM trade channels. Rechargeable batteries sales increases of $1.3 million, or 19.4%, were driven by strong growth of nickel metal hydride (NiMh) batteries and new distribution at a major mass retailer. Heavy duty batteries sales increases of $2.6 million, or 38.7%, were primarily driven by product line expansion at a key mass retailer. Hearing aid battery sales increases of $2.4 million, or 23.8%, primarily reflects strong growth in the professional hearing aid trade channel and expanded retail distribution. Lighting product sales decreases of $2.7 million, or 17.4%, were driven by weakness in the lights product line and in lantern battery sales reflecting the lingering effects of not being able to repeat last year's Y2K buying binge. Speciality batteries sales decreases versus last year primarily reflect softness in camcorder battery and lithium battery sales of $2.2 million and $3.6 million, respectively. These decreases primarily reflect the transition to the camcorder licensing agreement with our Hong Kong licensee and general softness in demand from OEM customers in the PC, telecommunications and electronics industries.

         In the Fiscal 2001 Six Months, our sales to external customers decreased $23.1 million, or 8.7%, to $242.9 million from $266.0 million the previous year due primarily to decreased sales of alkaline batteries, lighting products, and specialty batteries, partially offset by increased sales of hearing aid batteries. Alkaline sales decreases of $11.5 million, or 7.5%, were driven by the impacts of Y2K on last year's sales volumes, a strong hurricane season in the Fiscal 2000 First Quarter, lower promotional activity at certain food retailers, partially offset by distribution gains and strong sales in the mass merchandiser and OEM trade channels. Lighting product sales decreases of $10.3 million, or 26.5%, were driven by weakness in the lights product line and in lantern battery sales reflecting the impact of the Y2K phenomenom and the lack of a strong storm season, which resulted in strong sales of lighting and related products last year. Specialty batteries sales versus last year primarily reflect softness in camcorder battery and lithium battery sales of $4.4 and $5.4 million, respectively, reflecting the transition to the licensing agreement with our Hong Kong licensee, timing of promotions at a key electronics retailer, and general softness in lithium battery demand from OEM customers in the PC, telecommunications and electronics industries. Hearing aid battery sales increases of $4.3 million, or 22.5%, primarily reflect strength in the professional channel and expanded distribution in Fiscal 2001.

         Our profitability increased $2.1 million, or 15.3%, to $15.8 million in the Fiscal 2001 Quarter from $13.7 million in the Fiscal 2000 Quarter. The increase in profitability in the Fiscal 2001 Quarter was primarily attributable to the sales expansion and favorable gross profit margins reflecting a favorable product mix partially offset by increased distribution expenses. Our profitability margins increased 150 basis points to 14.9% from 13.4% in the previous year. The increase primarily reflects favorable gross profit margins attributed to a favorable product mix and price increases implemented last year compounded by lower operating expenses as a percentage of sales.

         In the Fiscal 2001 Six Months, our profitability decreased $3.9 million, or 9.2%, to $38.7 million from $42.6 million. The decrease in profitability in the Fiscal 2001 Six Months was primarily attributable to the sales shortfall partially offset by improved gross profit margins, reflecting a favorable product mix, price increases and operating expense decreases. Our profitability margins were relatively unchanged from the previous year.

         There were no significant changes in our assets from the previous year.

                                                    FISCAL QUARTER         SIX MONTHS
LATIN AMERICA                                       2001      2000       2001       2000
                                                    ----      ----       ----       ----
Revenue from external customers................      $26.6    $25.2       $60.4     $56.2
Profitability..................................        4.5      4.6        11.4      10.3
Profitability as a % of net sales..............       16.9%    18.3%       18.9%     18.3 %
Assets.........................................     $206.3   $186.2      $206.3    $186.2

         Our sales to external customers increased $1.4 million, or 5.6% to $26.6 million in the Fiscal 2001 Quarter from $25.2 million and increased $4.2 million, or 7.5% to $60.4 million in the Fiscal 2001 Six Months from $56.2 million the previous year due primarily to increased sales of alkaline batteries partially offset by a slowing economic environment and the unfavorable impacts of currency devaluation of $0.7 million and $1.4 million, respectively. Alkaline sales increases of $1.6 million and $4.8 million in the Fiscal 2001 Quarter and Six Months, respectively, were driven by new distribution of alkaline batteries in mass merchandiser chains compounded by expansion of distribution into the Southern region of South America in Fiscal 2000. Heavy duty battery sales were slightly unfavorable versus last year.

         Our profitability declined slightly in the Fiscal 2001 Quarter and increased $1.1 million, or 10.7%, in the Fiscal 2001 Six Months versus the Fiscal 2000 Six Months. The increase in profitability in the Fiscal 2001 Six Months is primarily attributable to the expansion of sales and gross profit partially offset by higher operating expenses reflecting the expansion into the Southern region of South America in Fiscal 2000.

         Our profitability margins as a percent of net sales decreased 140 basis points in the Fiscal 2001 Quarter primarily reflecting an increase in selling and promotional expenses associated with the expanded distribution into the Southern region of South America which offset improved gross profit margins, reflecting a favorable product mix and the benefits of price increases implemented during Fiscal 2000. Our profitability margins as a percent of net sales increased 60 basis points in the Fiscal 2001 Six Months primarily reflecting a favorable product mix and the benefits of price increases partially offset by an increase in selling and promotional expenses.

         Our assets increased $20.1 million, or 10.8%, to $206.3 million in the Fiscal 2001 Quarter from $186.2 million the previous year. The increase was primarily attributable to an increase in accounts receivable of $15.3 million and an increase in inventory of $2.1 million reflecting expanded distribution with mass merchandisers and expansion into the Southern region of South America.

                                                  FISCAL QUARTER       SIX MONTHS
EUROPE/ROW                                        2001      2000      2001      2000
                                                  ----      ----      ----      ----
Revenue from external customers.............       $12.6    $13.0      $25.5    $29.3
Profitability...............................         1.1      2.0        1.3      4.0
Profitability as a % of net sales...........         8.7%    15.4%       5.1%    13.7%
Assets......................................       $27.8    $30.2      $27.8    $30.2

         Our sales to external customers decreased $0.4 million, or 3.1%, to $12.6 million in the Fiscal 2001 Quarter from $13.0 million and decreased $3.8 million, or 13.0%, to $25.5 million in the Fiscal 2001 Six Months from $29.3 million the previous year primarily reflecting the impacts of currency devaluation of $1.0 million and $3.0 million, respectively. Excluding the effects of foreign exchange, Europe/ROW for the Fiscal 2001 Quarter and Six Months experienced volume gains in alkaline and hearing aid battery sales.

         Our profitability decreased $0.9 million to $1.1 million in the Fiscal 2001 Quarter and $2.7 million to $1.3 million in the Fiscal 2001 Six Months reflecting the impact of currency devaluation on gross profit compounded by higher selling and distribution costs partially offset by gross profit margin improvement reflecting a favorable product mix. Our profitability margins decrease, as a percentage of sales, are attributable to the fixed nature of our operating expenses over lower sales volumes.

         Our assets decreased $2.4 million, or 7.9%, to $27.8 million from $30.2 million the previous year due primarily to a decrease in inventory of $2.3 million primarily reflecting improvements in inventory management and weaker sales.

         CORPORATE EXPENSE. Our corporate expense increased $0.3 million, or 4.3%, to $7.3 million in the Fiscal 2001 Quarter from $7.0 million in the Fiscal 2000 Quarter and $0.6 million, or 4.2%, to $14.8 million in the Fiscal 2001 Six Months from $14.2 million in the Fiscal 2000 Six months. These increases were primarily attributable to higher research and development expenses of $0.3 million and $0.7 million, respectively, reflecting an increase in technology royalties and other expenses partially offset by lower legal and other administrative expenses. As a percentage of total sales, our corporate expense was 5.0% in the Fiscal 2001 Quarter and Fiscal 2000 Quarter and 4.5% in the Fiscal 2001 Six Months and 4.0% in the Fiscal 2000 Six Months.

         SPECIAL CHARGES. The Company recorded special charges of $0.2 million in the Fiscal 2001 Quarter primarily reflecting expenses associated with the shutdown of the Company's Wonewoc, Wisconsin, manufacturing facility. In the Fiscal 2001 Six Months, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) and the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines. The amount recorded includes $5.1 million of employee termination benefits for approximately 360 employees, $10.4 million of equipment, inventory, and other asset write-offs, and $0.8 million of other expenses.

         INCOME FROM OPERATIONS. Our income from operations increased $0.6 million, or 4.5%, to $13.8 million in the Fiscal 2001 Quarter from $13.2 million the previous year. These increases were primarily due to increased profitability in North America partially offset by the impacts of currency devaluation in Europe/ROW and the impact of special charges of $0.2 million recognized in the Fiscal 2001 Quarter. Excluding the impact of the special charges, income from operations increased $0.8 million, or 6.0%.

         In the Fiscal 2001 Six Months, our income from operations decreased $22.3 million, or 52.2%, to $20.4 million from $42.7 million the previous year. These decreases were primarily due to decreased profitability in North America and Europe/ROW, currency devaluation in Europe/ROW and special charges of $16.3 million. Excluding the impact of the special charges, income from operations decreased $6.0 million, or 14.1%.

         INTEREST EXPENSE. Interest expense increased $0.1 million to $7.2 million in the Fiscal 2001 Quarter and increased $0.1 million to $15.4 million Fiscal 2001 Six Months versus the comparable periods in the prior year.

         OTHER EXPENSE (INCOME). Other expense decreased $0.3 million to a $0.2 million net expense in the Fiscal 2001 Quarter and increased $0.7 million to a $1.1 million net expense in the Fiscal 2001 Six Months. The decrease in the net expense in the Fiscal 2001 Quarter primarily reflects increased interest income and lower foreign exchange losses. The increase in net expense in the Fiscal 2001 Six Months primarily reflects increased foreign exchange losses, primarily in Latin America, partially offset by higher interest income.

         INCOME TAX EXPENSE. Our effective tax rate was 36.0% for the Fiscal 2001 Quarter compared to 35.0% in the Fiscal 2000 Quarter and 40.0% in the Fiscal 2001 Six Months compared to 35.0% in the Fiscal 2000 Six Months. The increase in effective tax rate for the quarter and six months primarily reflects a larger percentage of our income being derived from foreign jurisdictions.

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

         In January 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 3 of EITF Issue 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". Issue 3 addresses the recognition, measurement, and income statement classification for offers to a customer to rebate or refund a specified amount of cash that may be redeemed if the customer completes a specified volume of transactions. The consensus was effective for quarters ending after February 15, 2001. The Company adopted the consensus reached on Issue 3, in the second fiscal quarter of 2001. The adoption and subsequent restatement of the Fiscal 2001 and Fiscal 2000 Quarter and Six Months resulted in the reclassification of certain selling expenses as a reduction in revenue and had no impact on pre-tax income, net income, or earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2001 Six Months, operating activities provided $11.1 million in net cash compared with $33.0 million the previous year. Operating cash flow decreases versus the previous year primarily reflect lower operating earnings attributable to our decrease in sales compounded by working capital increases which were $9.1 million more than the previous year. Working capital increases reflect increased investments in accounts receivable and prepaid expenses partially offset by lower inventory investments and higher accrued liabilities.

         Net cash used by investing activities decreased $2.9 million versus the same period a year ago primarily reflecting lower capital expenditures. Expenditures in the current year were primarily for improvements to alkaline battery manufacturing and information systems hardware and software. The Company currently expects capital spending for Fiscal 2001 to be approximately $20.0 million due to alkaline capacity expansion, alkaline vertical integration programs, and enhancements to our warehouse and distribution systems.

         During the Fiscal 2001 Six Months we granted approximately 0.8 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also granted approximately 277,000 shares of restricted stock on October 1, 2000, from the 1997 incentive plan, to certain members of management. Approximately 210,000 of these shares will vest on September 30, 2003 provided the recipient is still employed by the Company. The remainder vests one third each year for the next three years. The total market value of the restricted shares on date of grant totaled approximately $4.7 million and has been recorded as restricted stock as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period.

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75.0 million. As of April 1, 2001, $40.4 million of the term loan remained outstanding and $196.2 million was outstanding under the revolving facility with approximately $17.9 million of the remaining availability utilized for outstanding letters of credit.

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

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. In April 2001, the EITF delayed the implementation of EITF 00-14 until no later than quarters beginning after December 15, 2001. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The impact of this consensus on the Company's consolidated financial statements is still being evaluated. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

         In July and September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This Issue addresses the income statement classification for shipping and handling fees and costs. The Company will adopt this consensus in the fourth fiscal quarter of 2001. The impact of this consensus on the Company's consolidated financial statements is still being evaluated. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements.

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

         We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, IBOR, and to a lesser extent European Base rates, primarily affects interest expense. We use interest rate swaps to manage such risk. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated.

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

         As of April 1, 2001, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $1.5 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $1.0 million.

         As of April 1, 2001, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $0.9 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable payment obligations outstanding at April 1, 2001 due to the same change in exchange rates, would be a net gain of $1.6 million.

         As of April 1, 2001, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.1 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.4 million.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT NUMBER         DESCRIPTION
 3.1+                  Amended and Restated Articles of Incorporation of the Company.
 3.2******             Amended and Restated By-laws of the Company, as amended through May 17, 1999.
 4.1**                 Indenture, dated as of October 22, 1996, by and among the Company, ROV Holding, Inc. and
                       Marine Midland Bank, as trustee, relating to the
                       Company's 101/4% Senior Subordinated Notes due 2006.
 4.2******             First Supplemental Indenture, dated as of February 26, 1999, by and among the Company, ROV
                       Holding, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank) as trustee, relating to the Company's 101/4% Senior Subordinated Notes due 2006.
 4.3++++               Second Supplemental Indenture, dated as of August 6, 1999, by and among the Company, ROV
                       Holding, Inc. and HSBC Bank USA (formerly known as Marine Midland Bank) as trustee, relating to the Company's 101/4% Senior Subordinated Notes due 2006.
 4.4**                 Specimen of the Notes (included as an exhibit to Exhibit 4.1)
 4.5****               Amended and Restated Credit Agreement, dated as of December 30, 1997, by and among the
                       Company, the lenders party thereto and Bank of America National Trust and Savings
                       Association ("BofA"), as Administrative Agent.
 4.6++++               Second Amended and Restated Credit Agreement, dated as of
                       August 9, 1999, by and among the Company, the lenders
                       party thereto and Bank of America, NA as Administrative
                       Agent.
 4.7+++++              The First Amendment dated as of July 28, 2000 to the
                       Second Amended and Restated Credit Agreement, dated as of
                       August 9, 1999, by and among the Company, the lenders
                       party thereto and Bank of America, NA as Administrative
                       Agent.
 4.8                   The Second Amendment dated as of December 31, 2000 to the Second Amended and Restated
                       Credit Agreement, dated as of August 9, 1999 by and among the Company, various financial institutions, and Bank of America, N.A. as administrative agent.
 4.9**                 The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV
                       Holding, Inc. and BofA.
 4.10**                The Company Pledge Agreement, dated as of September 12, 1996, by and between the Company and BofA.
 4.11***               Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company referred to therein.
 4.12***               Amendment No. 1 to Rayovac Shareholders Agreement, dated August 1, 1997, by and among the
                       Company and the shareholders of the Company referred to therein.
 4.13*****             Amendment No. 2 to Rayovac Shareholders Agreement, dated as of January 8, 1999, by and among the Company and the Shareholders of the Company referred to therein.
 4.14++++++            Amendment No. 3 to Rayovac Shareholders Agreement dated January 1, 2001, by and among the
                       Company and the shareholders of the Company referred to therein.
 4.15*                 Specimen certificate representing the Common Stock.
10.1+++++              Amended and Restated Employment Agreement, dated as of October 1, 2000, by and between the
                       Company and David A. Jones.
10.2+++++              Amended and Restated Employment Agreement, dated as of October 1, 2000, by and between the
                       Company and Kent J. Hussey.
10.3+++++              Employment Agreement, dated as of October 1, 2000, by and between the Company and Randall
                       J. Steward.
10.4+++++              Employment Agreement, dated as of October 1, 2000, by and between the Company and Kenneth
                       V. Biller.
10.5+++++              Employment Agreement, dated as of October 1, 2000, by and between the Company and Stephen
                       P. Shanesy.


10.6+++++              Employment Agreement, dated as of October 1, 2000, by and between the Company and Merrell
                       M. Tomlin.
10.7+++++              Employment Agreement, dated as of October 1, 2000, by and between the Company and Luis A.
                       Cancio.

----------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.
** Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Commission.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.
**** Incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-49281) filed with the Commission.
***** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.
****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 1999, filed with the Commission on May 17, 1999.
+ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.
++++ Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on August 24, 1999, as subsequently amended on October 26, 1999.
+++++ Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed with the Commission on December 19, 2000.
++++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000, filed with the Commission on February 14, 2001.

       (b) Reports on Form 8-K: The Company has not filed any reports on Form 8-K during the three-month period ending April 1, 2001.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 14, 2001

                             RAYOVAC CORPORATION

                             By: /s/ Randall J. Steward
                                ------------------------------------------------
                                Randall J. Steward
                                Executive Vice President of Administration
                                and Chief Financial Officer