Form 10-Q
period 2001-07-01
RAYOVAC CORP
filed 2001-08-09
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      July 1, 2001

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

                               Yes ( X )   No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 1, 2001, was 32,038,821.

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       July 1, 2001 and September 30, 2000
                                   (Unaudited)
                                 (In thousands)


                                                                         JULY 1, 2001               SEPTEMBER 30, 2000
                                                                    ---------------------       ------------------------
                                    -ASSETS-
        Current assets:
             Cash and cash equivalents                                       $    10,260                 $        9,757
             Receivables                                                         153,720                        153,667
             Inventories                                                          92,313                        100,676
             Prepaid expenses and other                                           37,868                         27,070
                                                                    ---------------------       ------------------------

                    Total current assets                                         294,161                        291,170

        Property, plant and equipment, net                                       108,013                        111,897
        Deferred charges and other, net                                           39,994                         43,835
        Intangible assets, net                                                   119,418                        122,114
                                                                    ---------------------       ------------------------
                    Total  assets                                            $   561,586                 $      569,016
                                                                    =====================       ========================


                     -LIABILITIES AND SHAREHOLDERS' EQUITY -
        Current liabilities:

             Current maturities of long-term debt                            $    25,075                 $       44,815
             Accounts payable                                                     98,441                         97,857
             Accrued liabilities:
                  Wages and benefits and other                                    30,515                         42,830
                  Recapitalization and other special charges                       4,931                            978
                                                                   ----------------------       ------------------------

                    Total current liabilities                                    158,962                        186,480


        Long-term debt, net of current maturities                                217,816                        272,815
        Employee benefit obligations, net of current portion                      16,345                         15,365
        Other                                                                     12,480                         13,660
                                                                   ----------------------       ------------------------

                    Total liabilities                                            405,603                        488,320

        Shareholders' equity:
        Commonstock, $.01 par value, authorized 150,000 shares;
             issued 61,574 and 57,101 shares, respectively;
             outstanding 32,038 and and 27,570 shares, respectively                  616                            571
        Additional paid-in capital                                               181,019                        104,197
        Retained earnings                                                        113,531                        108,450
        Accumulated other comprehensive (loss) income                             (1,889)                           650
        Notes receivable from officers/shareholders                               (3,665)                        (3,190)
                                                                      --------------------       -----------------------

                                                                                 289,612                        210,678
        Less Treasury stock, at cost, 29,536 and 29,531
             shares, respectively                                               (130,070)                      (129,982)
        Less: Unearned restricted stock compensation                              (3,559)                             -
                                                                      --------------------       -----------------------

                    Total shareholders' equity                                   155,983                        80,696
                                                                      --------------------       -----------------------

                    Total liabilities and shareholders' equity               $   561,586                $      569,016
                                                                      ====================       =======================

                              RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine month periods ended July 1, 2001 and July 2, 2000
                                   (Unaudited)
                                 (In thousands)



                                                                       THREE MONTHS                     NINE MONTHS
                                                           ----------------------------------   ----------------------------
                                                                 2001               2000             2001           2000
                                                           -----------------   --------------   ------------- --------------

Net sales                                                     $  159,132       $   150,351          487,883        $ 501,839
Cost of goods sold                                                81,951            77,302          249,260          260,863
Special charges                                                    2,279                 -           18,539                -
                                                           -----------------   --------------   ------------- --------------
     Gross profit                                                 74,902            73,049          220,084          240,976

Selling                                                           42,757            37,592          137,463          132,238
General and administrative                                         9,893            13,109           33,912           38,395
Research and development                                           2,990             2,580            9,010            7,872
Other special charges                                                300                 -              300                -
                                                           -----------------   --------------   ------------- --------------
     Total operating expenses                                     55,940            53,281          180,685          178,505

        Income from operations                                    18,962            19,768           39,399           62,471

  Interest expense                                                 7,017             7,727           22,391           22,979
  Other (income) expense, net                                       (180)             (387)             953               33
                                                           -----------------   --------------   ------------- --------------
Income before income taxes and extraordinary item                 12,125            12,428           16,055           39,459

Income tax expense                                                 4,053             4,350            5,624           13,811
                                                           -----------------   --------------   ------------- --------------
        Income before extraordinary item                           8,072             8,078           10,431           25,648

Extraordinary item, loss on early extinguishment
of debt, net of income tax benefit of $3,279                      (5,350)                -           (5,350)               -
                                                           -----------------   --------------   ------------- --------------
Net Income                                                     $   2,722        $    8,078        $   5,081        $  25,648
                                                           =================   ==============   ============= ==============
BASIC EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                                     28,080            27,511           27,743           27,497
Income before extraordinary item                               $    0.29        $     0.29         $   0.38         $   0.93
Extraordinary item                                                 (0.19)               -             (0.20)               -
                                                           -----------------   --------------   ------------- --------------
Net income                                                     $    0.10        $     0.29         $   0.18         $   0.93
                                                           =================   ==============   ============= ==============
DILUTED EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                                     29,128            29,044           28,776           29,069
Income before extraordinary item                               $    0.28        $     0.28         $   0.36         $   0.88
Extraordinary item                                                 (0.19)                -            (0.18)                -
                                                           -----------------   --------------   ------------- --------------
Net income                                                     $    0.09        $     0.28         $   0.18         $   0.88
                                                           =================   ==============   ============= ==============


SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the nine month periods ended July 1, 2001 and July 2, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                                                NINE MONTHS
                                                                             --------------------------------------------------
                                                                                   2001                              2000
                                                                             ----------------                  ----------------
Cash flows from operating activities:
      Net income                                                              $       5,081                     $       25,648
      Non-cash adjustments to net income:
           Extraordinary item, loss on early retirement of debt                       8,628                                  -
           Amortization                                                               4,329                              4,795
           Depreciation                                                              12,849                             11,954
           Other non-cash adjustments                                                 4,685                              4,690
      Net changes in assets and liabilities                                          (7,956)                           (16,021)
                                                                             ----------------                  ----------------
               Net cash provided by operating activities                             27,616                             31,066

Cash flows from investing activities:
      Purchases of property, plant and equipment                                    (15,215)                           (12,452)
      Purchases of investments                                                        (799)                                  -
      Proceeds from sale of investments                                               1,361                                  -
      Proceeds from sale of property, plant and equipment                               509                                407
                                                                             ----------------                  ----------------
               Net cash used by investing activities                               (14,144)                            (12,045)

Cash flows from financing activities:
      Reduction of debt                                                           (320,619)                           (150,663)
      Early retirement of debt                                                     (69,693)                                  -
      Proceeds from debt financing                                                 310,601                             130,395
      Issuance of common stock                                                      67,781                                 181
      Other                                                                         (1,246)                               (912)
                                                                             ----------------                  ----------------
               Net cash used by financing activities                               (13,176)                            (20,999)

Effect of exchange rate changes on cash and cash
      equivalents                                                                      207                                (158)
                                                                             ----------------                  ----------------
               Net increase in cash and cash equivalents                               503                              (2,136)

Cash and cash equivalents, beginning of period                                       9,757                              11,065
                                                                             ----------------                  ----------------
Cash and cash equivalents, end of period                                     $      10,260                       $       8,929
                                                                             ================                  =================


      SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 1, 2001, results of operations for the three and nine month periods ended July 1, 2001, and July 2, 2000, and cash flows for the nine month periods ended July 1, 2001 and July 2, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2000. Certain prior year amounts have been reclassified to conform with the current year presentation.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In January 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 3 of EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". Issue 3 addresses the recognition, measurement, and income statement classification for offers to a customer to rebate or refund a specified amount of cash that may be redeemed if the customer completes a specified volume of transactions. The consensus was effective for quarters ending after February 15, 2001. The Company adopted the consensus reached on Issue 3, in the second fiscal quarter of 2001. The adoption and subsequent restatement of the Fiscal 2000 three and nine month periods resulted in the reclassification of certain selling expenses as a reduction in revenue of $1,649 and $7,547, respectively. The reclassifications had no impact on pre-tax income, net income, or earnings per share.

DERIVATIVE FINANCIAL INSTRUMENTS:

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and nine month periods ended July 1, 2001, $326 and $368, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At July 1, 2001, the Company had a series of interest rate swap agreements outstanding which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 through October 2002 and a series of interest rate swap agreements outstanding which effectively fix the interest rate on floating rate debt at a rate of 4.99% for a notional principal amount of $25,000 through December 2001. The derivative net losses on these contracts recorded in OCI at July 1, 2001 was an after-tax loss of $1,310.

The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of intercompany purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivate hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three and nine month periods ended July 1, 2001, $56 and $3, respectively, of pretax derivative gains were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. During the three and nine month periods ended July 1, 2001, $327 and $908, respectively, of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At July 1, 2001, the Company had a series of forward and swap contracts outstanding with a contract value of $4,485. The derivative net gain on these contracts recorded in OCI at July 1, 2001 was an after-tax gain of $56.

The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. The Company has entered into a series of forward contracts for the period July 2001 through October 2001 to hedge the exposure from a firm commitment to purchase certain battery manufacturing equipment denominated in Japanese Yen. During the three and nine month periods ended July 1, 2001, $433 of pretax derivative gains and $289 of pretax derivative losses, respectively, were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment and $433 of pretax losses and $289 of pretax gains, respectively, were recorded as an adjustment to earnings for changes in fair value of this firm purchase commitment. During the three and nine month periods ended July 1, 2001, $314 of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment that were settled at maturity and $314 of pretax gains were recorded as an adjustment to earnings for payments made against this firm purchase commitment. At July 1, 2001, the series of outstanding forward contracts for this firm purchase commitment had a contract value of $3,170.

The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. During the three and nine month periods ended July 1, 2001, $373 and $653, respectively, of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At July 1, 2001, the Company had a series of swap contracts outstanding through September 2002 with a contract value of $12,057. The derivative net losses on these contracts recorded in OCI at July 1, 2001 was an after-tax loss of $1,077.


2 INVENTORIES

Inventories consist of the following:

                                                                 JULY 1, 2001              SEPTEMBER 30, 2000
                                                                 ------------              ------------------
       Raw material.....................................           $28,864                      $31,355
       Work-in-process..................................            18,129                       11,650
       Finished goods...................................            45,320                       57,671
                                                                    ------                     --------
                                                                   $92,313                     $100,676
                                                                   =======                     ========

3   OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income for the three and nine months ended July 1, 2001 and July 2, 2000 are as follows:


                                                                              THREE MONTHS                     NINE MONTHS
                                                                              ------------                     -----------
                                                                         2001             2000            2001             2000
                                                                         ----             ----            ----             ----

        Net income...........................................           $2,722           $8,078          $5,081          $25,648
        Other comprehensive income (loss):
          Foreign currency translation.......................               44            (657)           (312)          (1,544)
          Net unrealized gain on available for sale
          securities.........................................              105               --             105               --
          Cumulative effect of change in accounting principle               --               --           (150)               --
          Net loss on derivative instruments.................            (490)               --         (2,182)               --
                                                                         -----               --         -------               --
        Comprehensive income.................................           $2,381           $7,421          $2,542          $24,104
                                                                        ======           ======          ======          =======


4   NET INCOME PER COMMON SHARE

Net income per common share for the three and nine months ended July 1, 2001 and July 2, 2000 is calculated based upon the following shares:

                                                                             THREE MONTHS                    NINE MONTHS
                                                                             ------------                    -----------
                                                                         2001            2000            2001            2000
                                                                         ----            ----            ----            ----

        Basic...............................................            28,080          27,511          27,743          27,497
        Effect of assumed conversion of options.............             1,048           1,533           1,033           1,572
                                                                         -----           -----           -----           -----
        Diluted.............................................            29,128          29,044          28,776          29,069
                                                                        ======          ======          ======          ======

5     SHAREHOLDERS' EQUITY

On June 22, 2001, the Company completed a primary offering of 3,500 shares of Common Stock. The net proceeds of approximately $64,500, after deducting the underwriting discounts and offering expenses, were used to repurchase approximately $64,800 principal amount of 10-1/4% Series B Senior Subordinated Notes.

Concurrently, the Thomas H. Lee Group and its affiliates sold approximately 4,200 shares and certain Rayovac officers and employees sold approximately 900 shares in a secondary offering of common stock. The Company did not receive any proceeds from the sale of the secondary offering shares but incurred expenses for the offering of approximately $300 which are included in Other Special Charges.


6      COMMITMENTS AND CONTINGENCIES

In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (2022). The Company incurred royalty expenses of $2,000 for 1998, 1999 and $2,250 for 2000. At July 1, 2001, the Company had commitments of approximately $3,170 for the acquisition of manufacturing equipment, all of which is expected to be incurred in calendar 2001.

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities

List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $2,776, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.


7   OTHER

During Fiscal 2001, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations,
(iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility,
(iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with our June 2001 secondary offering. The amount recorded includes $7,100 of employee termination benefits for approximately 500 employees, $10,600 of equipment, inventory, and other asset write-offs, and $1,100 of other expenses. A summary of the 2001 restructuring activities follows:

                           2001 RESTRUCTURING SUMMARY

                                                                         TERMINATION     OTHER
                                                                           BENEFITS      COSTS         TOTAL
                                                                           --------      -----         -----

Expense accrued...............................................              $5,000      $11,000       $16,000
                                                                            ------      -------       -------

Balance December 31, 2000.....................................              $5,000      $11,000       $16,000
Expense as incurred...........................................                 100          200           300
Cash expenditures.............................................                (800)        (200)       (1,000)
Non cash charges..............................................                  --       (3,000)       (3,000)
                                                                            ------      -------       -------
Balance April 1, 2001.........................................              $4,300       $8,000       $12,300
Change in estimate............................................               2,000         (100)        1,900
Expense as incurred...........................................                  --          200           200
Cash expenditures.............................................              (3,100)          --        (3,100)
Non cash charges..............................................                  --       (3,000)       (3,000)
                                                                            ------      -------       -------
Balance July 1, 2001..........................................              $3,200       $5,100        $8,300
                                                                            ======       ======        ======


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

                           1999 RESTRUCTURING SUMMARY

                                                                         TERMINATION      OTHER
                                                                           BENEFITS       COSTS        TOTAL
                                                                           --------       -----        -----

Expense accrued...............................................              $2,500       $3,400        $5,900
Cash expenditures.............................................                (200)          --         (200)
                                                                             -----       ------         -----

Balance September 30, 1999....................................              $2,300       $3,400        $5,700
Change in estimate............................................                  --          100           100
Cash expenditures.............................................              (2,200)          --        (2,200)
Non cash charges..............................................                  --       (3,300)       (3,300)
                                                                            ------      -------       -------

Balance September 30, 2000....................................                $100         $200          $300


Cash expenditures.............................................                (100)          --          (100)
Non cash charges..............................................                  --         (200)         (200)
                                                                            ------        -----         -----

Balance July 1, 2001..........................................                 $--          $--           $--
                                                                            ======       ======         =====

8   SEGMENT INFORMATION

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

REVENUES FROM EXTERNAL CUSTOMERS

                                                                  THREE MONTH PERIODS ENDED            NINE MONTH PERIODS ENDED
                                                                  -------------------------            ------------------------
                                                                JULY 1, 2001      JULY 2, 2000      JULY 1, 2001     JULY 2, 2000
                                                                ------------      ------------      ------------     ------------

         North America.............................                $119,005          $111,530         $361,867          $377,496
         Latin America.............................                  29,062            27,369           89,425            83,597
         Europe/ROW................................                  11,065            11,452           36,591            40,746
                                                                     ------            ------           ------            ------
         Total segments............................                $159,132          $150,351         $487,883          $501,839
                                                                   ========          ========         ========          ========


                                                                  THREE MONTH PERIODS ENDED            NINE MONTH PERIODS ENDED
                                                                  -------------------------            ------------------------
                                                               JULY 1, 2001       JULY 2, 2000      JULY 1, 2001      JULY 2, 2000
                                                               ------------       ------------      ------------      ------------
         INTER SEGMENT REVENUES
         North America.............................                $6,724             $4,665           $23,664           $17,309
         Latin America.............................                 2,711                208             7,167               208
         Europe/ROW................................                   574                327             1,755               642
                                                                      ---                ---             -----               ---

         Total segments............................               $10,009             $5,200           $32,586           $18,159
                                                                  =======             ======           =======           =======


         SEGMENT PROFIT                                           THREE MONTH PERIODS ENDED            NINE MONTH PERIODS ENDED
                                                                  -------------------------            ------------------------
                                                               JULY 1, 2001       JULY 2, 2000      JULY 1, 2001      JULY 2, 2000
                                                               ------------       ------------      ------------      ------------

         North America................................            $22,347            $21,338           $61,095           $63,901
         Latin America................................              3,529              5,036            14,949            15,324
         Europe/ROW...................................              1,583                628             2,876             4,664
                                                                    -----                ---             -----             -----

         Total segments...............................             27,459             27,002            78,920            83,889

         Corporate....................................              5,918              7,234            20,682            21,418
         Special charges..............................              2,579                 --            18,839                --
         Interest expense.............................              7,017              7,727            22,391            22,979
         Other (income) expense, net..................               (180)              (387)              953                33
                                                                    -----              -----               ---                --

         Income before income taxes and extraordinary
            item......................................            $12,125            $12,428           $16,055           $39,459
                                                                  =======            =======           =======           =======

         SEGMENT ASSETS                                                                             JULY 1, 2001      JULY 2, 2000
                                                                                                    ------------      ------------

         North America................................                                                $283,809          $266,140
         Latin America................................                                                 207,786           192,606
         Europe/ROW...................................                                                  27,360            27,824
                                                                                                        ------            ------

         Total segments...............................                                                 518,955           486,570

         Corporate....................................                                                  42,631            37,925
                                                                                                        ------            ------

         Total assets at period end...................                                                $561,586          $524,495
                                                                                                      ========          ========


9   GUARANTOR SUBSIDIARIES (ROV HOLDING, INC. AND ROVCAL, INC.)

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of July 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                       GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                         ----------  --------------  -------------- --------------  ------------
                                 -ASSETS-

Current assets:
   Cash and cash equivalents                             $   1,814       $     48     $    8,398       $     -       $   10,260
   Receivables                                              69,230         45,414         59,072       (19,996)         153,720
   Inventories                                              65,359              -         27,053           (99)          92,313
   Prepaid expenses and other                               25,255            342         12,271            -            37,868
                                                         ----------  --------------  -------------- --------------  ------------
      Total current assets                                 161,658         45,804        106,794       (20,095)         294,161

Property, plant and equipment, net                          77,113             37         30,863             -          108,013
Deferred charges and other, net                             57,490            274          2,412       (20,182)          39,994
Intangible assets, net                                      90,096              -         29,510          (188)         119,418
Investments in subsidiaries                                143,063         99,049              -      (242,112)               -
                                                         ----------  --------------  -------------- --------------  ------------
   Total assets                                         $  529,420     $  145,164     $  169,579    $ (282,577)      $  561,586
                                                         ==========  ==============  ============== ==============  ============

                             -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
   Current maturities of long-term debt                 $   23,282       $      -     $    8,979     $  (7,186)      $   25,075
   Accounts payable                                         87,461             16         23,392       (12,428)          98,441
   Accrued liabilities:
      Wages benefits and other                              17,256          2,085         11,174             -           30,515
      Recapitalization and other special charges             4,931              -              -             -            4,931
                                                         ----------  --------------  -------------- --------------  ------------

           Total current liabilities                       132,930          2,101         43,545       (19,614)         158,962

Long term debt, net of current maturities                  218,511              -         18,490       (19,185)         217,816
Employee benefit obligations, net of current portion        15,744              -            601             -           16,345
Other                                                        4,586              -          7,894             -           12,480
                                                         ----------  --------------  -------------- --------------  ------------
         Total liabilities                                 371,771          2,101         70,530       (38,799)         405,603

Shareholders' equity:
   Common stock                                                615              1         12,072       (12,072)             616
   Additional paid-in capital                              180,901         62,788         54,904      (117,574)         181,019
   Retained earnings                                       114,959         80,440         33,593      (115,461)         113,531
   Accumulated other comprehensive loss                    (1,532)           (166)        (1,520)        1,329           (1,889)
   Notes receivable from officers/shareholders             (3,665)              -              -              -          (3,665)
                                                         ----------  --------------  -------------- --------------  ------------
                                                           291,278        143,063         99,049      (243,778)         289,612

Less treasury stock, at cost                              (130,070)             -              -              -        (130,070)
Less unearned restricted stock compensation                 (3,559)             -              -              -          (3,559)
                                                         ----------  --------------  -------------- --------------  ------------
   Total shareholders' equity                              157,649        143,063         99,049      (243,778)         155,983
                                                         ----------  --------------  -------------- --------------  ------------
   Total liabilities & shareholders' equity             $  529,420     $  145,164     $  169,579    $ (282,577)      $  561,586
                                                         ==========  ==============  ============== ==============  ============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the three month period ended July 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                       GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                         ----------  --------------  -------------- --------------  ------------

Net sales                                                $  113,453    $   10,917      $   47,216    $   (12,454)    $   159,132
Cost of goods sold                                           54,536        10,589          28,837        (12,011)         81,951
Special charges                                                 287             -           1,992              -           2,279
                                                         ----------  --------------  -------------- --------------  ------------
   Gross profit                                              58,630           328          16,387           (443)         74,902

Selling expense                                              32,781           167           9,852            (43)         42,757
General and administrative                                   10,356        (2,714)          2,251              -           9,893
Research and development                                      2,990             -               -              -           2,990
Other special charges                                           300             -               -              -             300
                                                         ----------  --------------  -------------- --------------  ------------
   Total operating expenses                                  46,427        (2,547)         12,103            (43)         55,940

   Income from operations                                    12,203         2,875           4,284           (400)         18,962

   Interest expense                                           6,656             -           1,152           (791)          7,017
   Equity income                                             (4,948)       (1,878)              -          6,826               -
   Other (income) expense, net                                 (639)         (429)             97            791            (180)
                                                         ----------  --------------  -------------- --------------  ------------
Income before income taxes and extraordinary item            11,134         5,182           3,035         (7,226)         12,125

Income tax expense                                            2,662           234           1,157              -           4,053
                                                         ----------  --------------  -------------- --------------  ------------
   Income before extraordinary item                           8,472         4,948           1,878         (7,226)          8,072

Extraordinary item, loss on early extinguishment
 of debt, net of income tax benefit of $3,279                (5,350)            -               -              -          (5,350)
                                                         ----------  --------------  -------------- --------------  ------------
Net Income                                                $   3,122     $   4,948      $    1,878     $  (7,226)      $    2,722
                                                         ==========  ==============  ============== ==============  ============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the nine month period ended July 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                       GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                         ----------  --------------  -------------- --------------  ------------
Net sales                                               $  349,922    $   32,730       $  146,836     $  (41,605)   $   487,883
Cost of goods sold                                         171,131        31,748           87,286        (40,905)       249,260
Special charges                                             16,346             -            2,193              -         18,539
                                                         ----------  --------------  -------------- --------------  ------------
   Gross profit                                            162,445           982           57,357           (700)       220,084

Selling expense                                            105,932           521           31,210           (200)       137,463
General and administrative                                  32,321        (8,377)           9,968              -         33,912
Research and development                                     9,010             -                -              -          9,010
Other special charges                                          300             -                -              -            300
                                                         ----------  --------------  -------------- --------------  ------------
   Total operating expenses                                147,563        (7,856)          41,178           (200)       180,685

   Income from operations                                   14,882         8,838           16,179           (500)        39,399

   Interest expense                                         21,280             -            2,522         (1,411)        22,391
   Equity income                                           (16,963)       (8,155)               -         25,118              -
   Other (income) expense, net                              (1,368)         (427)           1,337          1,411            953
                                                         ----------  --------------  -------------- --------------  ------------

Income before income taxes and extraordinary item           11,933        17,420           12,320        (25,618)        16,055

Income tax expense                                           1,002           457            4,165              -          5,624
                                                         ----------  --------------  -------------- --------------  ------------
   Income before extraordinary item                         10,931        16,963            8,155        (25,618)        10,431

Extraordinary item, loss on early extinguishment
of debt, net of income tax benefit of $3,279                (5,350)            -                -              -         (5,350)
                                                         ----------  --------------  -------------- --------------  ------------
Net Income                                               $   5,581    $   16,963       $    8,155     $  (25,618)    $    5,081
                                                         ==========  ==============  ============== ==============  ============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the nine month period ended July 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                       GUARANTOR      NONGUARANTOR                  CONSOLIDATED
                                                           PARENT     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS       TOTAL
                                                         ----------  --------------  -------------- --------------  ------------

Net cash provided by operating activities                $   21,623      $     10      $   5,983      $     -        $  27,616

Cash flows from investing activities:
        Purchases of property, plant and equipment          (14,007)            -         (1,208)           -          (15,215)
        Purchases of investments                               (500)            -           (299)           -             (799)
        Proceeds from sale of investments                         -             -          1,361            -            1,361
        Proceeds from sale of property, plant,
          and equipment                                         487             -             22            -              509
                                                         -----------    ----------   -------------   ---------    --------------
Net cash used by investing activities                       (14,020)                                                   (14,144)

Cash flows from financing activities:
        Reduction of debt                                  (316,094)            -         (4,525)           -         (320,619)
        Extinguishment of debt                              (69,693)            -              -            -          (69,693)
        Proceeds from debt financing                        310,601             -              -            -          310,601
        Issuance of stock                                    67,781             -              -            -           67,781
        Other                                                (1,075)           (6)          (165)           -           (1,246)
                                                         -----------    ----------   -------------   ---------    --------------
Net cash used by financing activities                        (8,480)           (6)        (4,690)           -          (13,176)

Effect of exchange rate changes on cash and cash
        equivalents                                               -             -            207            -              207
                                                         -----------    ----------   -------------   ---------    --------------
Net (decrease) increase in cash and cash equivalents           (877)            4          1,376           -               503

Cash and cash equivalents, beginning of period                2,691            44          7,022           -             9,757
                                                         -----------    ----------   -------------   ---------    --------------

Cash and cash equivalents, end of period                  $   1,814      $     48      $   8,398      $     -        $  10,260
                                                         ===========    ==========   =============   =========    ==============


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL QUARTER AND NINE MONTHS ENDED JULY 1, 2001 COMPARED TO
FISCAL QUARTER AND NINE MONTHS ENDED JULY 2, 2000

         NET SALES. Net sales for the three months ended July 1, 2001 (the "Fiscal 2001 Quarter") increased $8.7 million, or 5.8%, to $159.1 million from $150.4 million in the three months ended July 2, 2000 (the "Fiscal 2000 Quarter"). The increase was driven by growth in alkaline battery sales attributable to new distribution, product line expansion, promotional timing, and growth in the OEM trade channel. Partially offsetting the alklaine battery increases were decreases in lighting products primarily reflecting reduced sales in North America attributable to hurricane shipments in the Fiscal 2000 Quarter and general market softness compounded by lower sales of specialty batteries to OEM customers in the PC, telecommunications and electronics industries and softness in rechargeable sales.

         Net sales for the nine months ended July 1, 2001 (the "Fiscal 2001 Nine Months") decreased $13.9 million, or 2.8%, to $487.9 million from $501.8 million in the nine months ended July 2, 2000 (the "Fiscal 2000 Nine Months"). Increases in hearing aid batteries and alkaline sales were offset by decreased lighting products sales, softness in sales of specialty batteries to OEM customers in the PC, telecommunications and electronics industries, and the transition to the camcorder license arrangement.

         NET INCOME. Net income for the Fiscal 2001 Quarter decreased $5.4 million to $2.7 million from $8.1 million in the Fiscal 2000 Quarter. The decrease reflects an extraordinary loss of $5.4 million, net of tax, resulting from the premium on the repurchase of $64.8 million of Senior Subordinated Notes following the Company's secondary offering in June 2001 and related write-off of unamortized debt issuance costs. Restructuring charges and expenses associated with our June 2001 secondary offering were offset by income from sales growth in North America.

         Net income for the Fiscal 2001 Nine Months decreased $20.5 million to $5.1 million from $25.6 million in the Fiscal 2000 Nine Months. The decrease reflects the impact of a $18.5 million pretax restructuring charge, a $5.4 million extraordinary loss, net of tax, and sales softness in North America and Europe/ROW partially offset by sales growth in Latin America.

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

                                         FISCAL QUARTER          NINE MONTHS
                                         --------------        --------------
NORTH AMERICA                            2001      2000        2001      2000
                                         ----      ----        ----      ----
Revenue from external customers........  $119.0   $111.5      $361.9   $377.5
Profitability..........................    22.4     21.4        61.1     63.9
Profitability as a % of net sales......    18.8%    19.2%       16.9%    16.9%
Assets.................................  $283.8   $266.1      $283.8   $266.1

         Our sales to external customers increased $7.5 million, or 6.7%, to $119.0 million in the Fiscal 2001 Quarter from $111.5 million the previous year due primarily to strong sales of alkaline, heavy duty, and hearing aid batteries partially offset by weakness in specialty batteries, lighting products, and rechargeable batteries. Alkaline sales increases of $15.0 million, or 24.9%, were primarily attributable to strong sales at retail, distribution gains, and product line expansion compounded by strong sales in the OEM trade channel partially offset by weakness in the food and drug trade channels. Heavy duty sales increases of $1.5 million, or 17.9%, were primarily driven by product line expansion at retail. Hearing aid battery sales increases of $0.6 million, or 6.1%, primarily reflect strong growth in the professional hearing aid trade channel and expanded retail distribution. Specialty batteries sales decreases versus last year primarily reflect softness in camcorder battery and lithium battery sales of $2.6 million and $1.9 million, respectively. These decreases reflect the transition to the camcorder licensing agreement with our Hong Kong licensee and general softness in demand from OEM customers in the PC, telecommunications and electronics industries. Lighting product sales decreases of $3.1 million, or 17.7%, were driven by general weakness in the lights category. Rechargeable battery sales decreases of $2.1 million, or 25.0%, were driven by promotional timing and our inability to anniversary an initial sell-in last year to a major mass retailer.

         In the Fiscal 2001 Nine Months, our sales to external customers decreased $15.6 million, or 4.1%, to $361.9 million from $377.5 million the previous year. Increased sales of hearing aid, alkaline, and heavy duty batteries were offset by decreased sales of lighting products and specialty batteries. Lighting product sales decreases of $13.4 million, or 23.8%, were driven by weakness in the lights and lantern battery category reflecting the impact of the Y2K phenomenon. Specialty batteries sales versus last year primarily reflect softness in camcorder battery and lithium battery sales of $5.8 and $8.0 million, respectively, reflecting the transition to a licensing agreement and general softness in lithium battery demand from OEM customers in the PC, telecommunications and electronics industries. Hearing aid battery sales increases of $4.8 million, or 16.5%, primarily reflect strength in the professional channel and expanded retail distribution in Fiscal 2001. Alkaline sales increases of $3.6 million, or 1.7%, were driven by distribution gains, product line expansion, and strong sales in the mass merchandiser and OEM trade channels partially offset by the impacts of Y2K on sales volumes and lower promotional activity at certain food retailers this year. Heavy duty sales increases of $3.0 million, or 10.3%, primarily reflect product line expansion at retail.

         Our profitability increased $1.0 million, or 4.7%, to $22.4 million in the Fiscal 2001 Quarter from $21.4 million in the Fiscal 2000 Quarter. The increase in profitability in the Fiscal 2001 Quarter was primarily attributable to the sales expansion partially offset by higher selling and distribution expenses. Our profitability margins decreased 40 basis points to 18.8% from 19.2% in the previous year. The decrease primarily reflects higher operating expenses as a percentage of sales partially offset by improved gross profit margins.

         In the Fiscal 2001 Nine Months, our profitability decreased $2.8 million, or 4.4%, to $61.1 million from $63.9 million. The decrease in profitability in the Fiscal 2001 Nine Months was primarily attributable to the sales shortfall partially offset by improved gross profit margins, reflecting a favorable product mix, price increases and operating expense decreases. Our profitability margins were unchanged from the previous year.

         Our assets increased $17.7 million, or 6.7%, to $283.8 million in the Fiscal 2001 Quarter from $266.1 million the previous year. The increase was primarily attributable to an increase in accounts receivable partially offset by lower inventories.

                                          FISCAL QUARTER        NINE MONTHS
                                         ---------------      ---------------
LATIN AMERICA                            2001       2000      2001       2000
                                         ----       ----      ----       ----
Revenue from external customers........   $29.0     $27.4      $89.4    $83.6
Profitability..........................     3.5       5.0       14.9     15.3
Profitability as a % of net sales......    12.1%     18.2%      16.7%    18.3%
Assets.................................  $207.8    $192.6     $207.8   $192.6

         Our sales to external customers increased $1.6 million, or 5.8% to $29.0 million in the Fiscal 2001 Quarter from $27.4 million and increased $5.8 million, or 6.9% to $89.4 million in the Fiscal 2001 Nine Months from $83.6 million the previous year due primarily to increased sales of alkaline batteries partially offset by lower sales of zinc carbon batteries affected by a slowing economic environment and the unfavorable impacts of currency devaluation of $0.2 million and $1.6 million, respectively. Alkaline sales increases of $1.3 million and $6.1 million in the Fiscal 2001 Quarter and Nine Months, respectively, were driven by new distribution in mass merchandiser chains compounded by expansion into the Southern region of South America in Fiscal 2000. Heavy duty battery sales were relatively unchanged for the Fiscal 2001 Quarter and Nine Months versus last year.

         Our profitability declined $1.5 million, or 30.0%, in the Fiscal 2001 Quarter and decreased $0.4 million, or 2.6% in the Fiscal 2001 Nine Months versus the Fiscal 2000 Nine Months. The decrease in profitability versus the Fiscal 2000 Quarter primarily reflects higher operating expenses reflecting expansion into the

Southern region of South America and higher costs associated with our Mexican operations. The operating expense increases reflect our ongoing expansion in the Southern region and an increase in Mexico reflecting increased marketing and promotional expenses associated with new distribution at larger retail accounts. The decrease in profitability in the Fiscal 2001 Nine Months is primarily attributable to the higher operating expenses reflecting the expansion into the Southern region of South America in Fiscal 2000 partially offset by of increased sales and gross profit.

         Our profitability margins in the Fiscal 2001 Quarter decreased 610 basis points primarily reflecting an increase in operating expenses compounded by weakness in gross profit margins. The operating expense increase primarily reflects increases in the Southern region of South America and in Mexico. Our profitability margins in the Fiscal 2001 Nine Months decreased 160 basis points primarily reflecting an increase in operating expense attributable to a full year impact of expansion into the Southern region of South America compounded by an increase in expenses associated with new distribution at larger retail accounts, partially offset by improved gross profit margins.

         Our assets increased $15.2 million, or 7.9%, to $207.8 million in the Fiscal 2001 Quarter from $192.6 million the previous year. The increase was primarily attributable to an increase in accounts receivable of $19.5 million reflecting longer terms associated with distribution at larger retail accounts and general economic weakness partially offset by a decrease in inventory of $3.9 million reflecting improved inventory management in Mexico.

                                            FISCAL QUARTER     NINE MONTHS
                                            --------------    -------------
EUROPE/ROW                                  2001      2000    2001     2000
                                            ----      ----    ----     ----

Revenue from external customers..........  $11.1    $11.5    $36.6   $40.7
Profitability............................    1.6      0.6      2.9     4.7
Profitability as a % of net sales........   14.4%     5.2%     7.9%   11.6%
Assets...................................  $27.4    $27.8    $27.4   $27.8

         Our sales to external customers decreased $0.4 million, or 3.5%, to $11.1 million in the Fiscal 2001 Quarter from $11.5 million and decreased $4.1 million, or 10.1%, to $36.6 million in the Fiscal 2001 Nine Months from $40.7 million the previous year primarily reflecting the impacts of currency devaluation of $0.8 million and $3.8 million, respectively. Excluding the effects of foreign exchange, Europe/ROW for the Fiscal 2001 Quarter experienced volume gains in alkaline and hearing aid battery sales.

         Our profitability increased $1.0 million to $1.6 million in the Fiscal 2001 Quarter and decreased $1.8 million to $2.9 million in the Fiscal 2001 Nine Months. The increase in profitability in the Fiscal 2001 Quarter primarily reflects lower selling expenses reflecting changes in estimated costs of promotional programs. The profitability decrease in the Fiscal 2001 Nine Months reflects the impact of currency devaluation on gross profit compounded by higher selling and distribution expenses.

         Our profitability margin increase, as a percentage of sales, in the Fiscal 2001 Quarter is primarily driven by our favorable selling expenses and the profitability margin decrease, as a percentage of sales, in the Fiscal 2001 Nine Months, is attributable to the fixed nature of our expenses over lower sales volumes.

         Our assets decreased $0.4 million, or 1.4%, to $27.4 million from $27.8 million the previous year due primarily to a decrease in inventory reflecting improvements in inventory management and a decrease in accounts receivable.

         CORPORATE EXPENSE. Our corporate expense decreased $1.3 million, or 18.1%, to $5.9 million in the Fiscal 2001 Quarter from $7.2 million in the Fiscal 2000 Quarter and $0.7 million, or 3.3%, to $20.7 million in the Fiscal 2001 Nine Months from $21.4 million in the Fiscal 2000 Nine months. These decreases were primarily attributable to lower management incentives, legal expenses, a gain on the sale of an investment partially offset by higher research and development expenses reflecting an increase in technology spending. As a percentage of total sales, our corporate expense was 3.7% and 4.8% in the Fiscal 2001 and Fiscal 2000 Quarters and was 4.2% and 4.3% in the Fiscal 2001 and Fiscal 2000 Nine Months, respectively.

         SPECIAL CHARGES. The Company recorded special charges of $2.6 million in the Fiscal 2001 Quarter primarily reflecting expenses associated with the shutdown of the Company's Wonewoc, Wisconsin, manufacturing facility and restructuring initiatives in Latin America and the U.S.

         In the Fiscal 2001 Nine Months, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, (v) and costs associated with our secondary offering in June 2001. The amount recorded includes $7.1 million of employee termination benefits for approximately 500 employees, $10.6 million of equipment, inventory, and other asset write-offs, and $1.1 million of other expenses.

         INCOME FROM OPERATIONS. Our income from operations decreased $0.8 million, or 4.0%, to $19.0 million in the Fiscal 2001 Quarter from $19.8 million the previous year. The decrease was attributable to special charges of $2.6 million partially offset by improved profitability in North America and Europe/ROW. Excluding the impact of the special charges, income from operations increased $1.8 million, or 9.1%.

         In the Fiscal 2001 Nine Months, our income from operations decreased $23.1 million, or 37.0%, to $39.4 million from $62.5 million the previous year. These decreases were primarily due to special charges of $18.8 million, decreased profitability in North America, Latin America, and Europe/ROW. Excluding the impact of the special charges, income from operations decreased $4.3 million, or 6.9%.

         INTEREST EXPENSE. Interest expense decreased $0.7 million to $7.0 million in the Fiscal 2001 Quarter and decreased $0.6 million to $22.4 million Fiscal 2001 Nine Months versus the comparable periods in the prior year due primarily to lower effective interest rates.

         OTHER (INCOME) EXPENSE. Other (income) expense decreased $0.2 million to a $0.2 million net income in the Fiscal 2001 Quarter. The decrease in the net income in the Fiscal 2001 Quarter primarily reflects foreign exchange losses partially offset by higher interest income. In the Fiscal 2001 Nine Months other (income) expense increased to a $0.9 million net expense primarily reflecting foreign exchange losses, primarily in Latin America, partially offset by higher interest income.

         INCOME TAX EXPENSE. Our effective tax rate was 33.4% for the Fiscal 2001 Quarter which brought the Fiscal 2001 Nine Months rate to 35.0%, equal to last year's rate for the Fiscal 2000 Nine Months.

         EXTRAORDINARY ITEM. In the Fiscal 2001 Quarter, the Company recorded an extraordinary loss of $5.4 million, net of tax, resulting from the premium on the repurchase of $64.8 million Senior B Subordinated Notes and the related write-off of unamortized debt issuance costs.

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

         In January 2001, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue 3 of EITF Issue 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". Issue 3 addresses the recognition, measurement, and income statement classification for offers to a customer to rebate or refund a specified amount of cash that may be redeemed if the customer completes a specified volume of transactions. The consensus was effective for quarters ending after February 15, 2001. The Company adopted the consensus reached on Issue 3, in the second fiscal quarter of 2001. The adoption and subsequent restatement of the Fiscal 2001 and Fiscal 2000 Quarter and Nine Months resulted in the reclassification of certain selling expenses as a reduction in revenue and had no impact on pre-tax income, net income, or earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2001 Nine Months, operating activities provided $27.6 million in net cash compared with $31.1 million the previous year. Operating cash flow decreases versus the previous year primarily reflect lower operating earnings attributable to our decrease in sales partially offset by working capital which was $3.7 million lower than the previous year. The lower investment in working capital versus the comparable period a year ago primarily reflects lower inventory investments and higher special charge restructuring liabilities partially offset by increased accounts receivable and prepaid expenses and a decrease in accounts payable.

         Net cash used by investing activities increased $2.1 million versus the same period a year ago primarily reflecting an increase in capital expenditures partially offset by proceeds from the sale of investments and property, plant, and equipment. Expenditures in the current year were primarily for improvements to alkaline battery manufacturing and information systems hardware and software. The Company currently expects capital spending for Fiscal 2001 to be approximately $20.0 million primarily due to alkaline battery manufacturing.

         During the Fiscal 2001 Nine Months we granted approximately 0.8 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also granted approximately 277,000 shares of restricted stock on October 1, 2000, from the 1997 incentive plan, to certain members of management. Approximately 210,000 of these shares will vest on September 30, 2003 provided the recipient is still employed by the Company. The remainder vests one third each year for the next three years. The total market value of the restricted shares on date of grant totaled approximately $4.7 million and has been recorded as restricted stock as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period.

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75.0 million. As of July 1, 2001, $37.8 million of the term loan remained outstanding and $195.2 million was outstanding under the revolving facility with approximately $13.3 million of the remaining availability utilized for outstanding letters of credit.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101). The SAB summarizes certain of the SEC's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued frequently asked questions and answers about how guidance in accounting standards and SAB 101 would apply to particular transactions. The amendment in June 2000 delayed the effective date for the Company until the fourth fiscal quarter of 2001, which is when the Company will adopt the bulletin. The adoption will not have a material impact on the consolidated financial statements.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. In July 2001, the EITF delayed the implementation of EITF 00-14 until no later than quarters beginning after December 15, 2001. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The impact of this consensus on the Company's consolidated financial statements is still being evaluated. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements other than the reclassification of certain selling expenses to cost of sales or a reduction of revenue.

         In July and September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." This Issue addresses the income statement classification for shipping and handling fees and costs. The Company will adopt this consensus in the fourth fiscal quarter of 2001. The impact of this consensus on the Company's consolidated financial statements is still being evaluated. The adoption will not have a material impact on the consolidated financial statements.

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements, other than the reclassification of certain selling expenses to cost of sales or a reduction in revenue.

         On July 20, 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill and intangible assets with an indefinite life no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill and intangible assets with an indefinite life acquired in a transaction completed prior to June 30, 2001, ceases upon adoption of the Statement, which the Company is required to adopt no later than our fiscal year beginning October 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK FACTORS

         We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

         A discussion of our accounting policies for derivative financial instruments is included in Note 1 "Significant Accounting Policies in Notes to our Condensed Consolidated Financial Statements."

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

         As of July 1, 2001, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $0.9 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $1.5 million.

         As of July 1, 2001, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $0.5 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable payment obligations outstanding at July 1, 2001 due to the same change in exchange rates, would be a net gain of $2.2 million.

         As of July 1, 2001, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.2 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be immaterial.

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

         Additional factors and assumptions that could generally cause our actual results to differ materially from those included in the forward-looking statements made herein include, without limitation, (1) our ability to develop and introduce new products; (2) the effects of general economic conditions in North America, Europe, Latin America or other countries where we do business, including inflation, labor costs and stock market volatility; (3) the effects of political or economic conditions, unrest or volatility in Latin America and other international markets; (4) the sufficiency of our production and distribution capacity to meet future demand for our products; (5) our ability to keep pace with the product and manufacturing technological standards in our industry; (6) our ability to continue to penetrate and develop new distribution channels for our products; and (7) various other factors, including those discussed herein and those set forth in our most recent Annual Report on Form 10-K and the prospectus supplement for our most recent public offering of common stock. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Form 10-Q and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. We assume no obligations to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2000 ("2000 Form 10-K") except as follows:

         On February 9, 2001, the Wisconsin Department of Natural Resources approved our request to proceed under Wisconsin's Voluntary Party Liability Exemption program to investigate and, if necessary, remediate environmental matters at our Wonewoc, Wisconsin, manufacturing facility. Investigative work to date suggests there may be battery materials containing various heavy metals in fill on the property. However, we do not expect this matter to result in material expenditures.

         On April 11, 2001, Eveready Battery Company, Inc. filed a complaint against us in U.S. District Court for the Northern District of Ohio, Eastern Division, alleging that we have infringed on a patent held by Eveready relating to mercury-free alkaline batteries. Eveready is seeking injunctive relief as well as treble damages and other costs and expenses. We have not been served with the complaint in this matter. We believe we have meritorious defenses to the claims presented in the complaint and, should we ultimately be served, we intend to dispute the allegations and otherwise defend our position. We cannot estimate at this time the effect, if any, that this claim may have on our business or financial condition.

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

4.4*******             Third Supplemental Indenture, dated as of June 13, 2001,
                       by and among the Company, ROV Holding, Inc., ROVCAL, Inc.
                       and HSBC Bank USA (formerly known as Marine Midland
                       Bank) as trustee, relating to the Company's 10 1/4%
                       Senior Subordinated Notes due 2006.

4.5**                  Specimen of the Notes (included as an exhibit to Exhibit
                       4.1)

4.6**** Amended and Restated Credit Agreement, dated as of December 30, 1997, by and among the Company, the lenders party thereto and Bank of America National Trust and Savings Association ("BofA"), as Administrative Agent.

4.7++++ Second Amended and Restated Credit Agreement, dated as of August 9, 1999, by and among the Company, the lenders party thereto and Bank of America, NA as Administrative Agent.

4.8+++++ The First Amendment dated as of July 28, 2000 to the Second Amended and Restated Credit Agreement, dated as of August 9, 1999, by and among the Company, the lenders party thereto and Bank of America, NA as Administrative Agent.

4.9+++++++             The Second Amendment dated as of December 31, 2000 to the
                       Second Amended and Restated Credit Agreement, dated as of
                       August 9, 1999, by and among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

4.10 The Third Amendment dated as of June 11, 2001, to the Second Amended and Restated Credit Agreement, dated as of August 9, 1999, by and among the Company, various financial institutions, and Bank of America, NA as Administrative Agent.

4.11** The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and BofA.

4.12** The Company Pledge Agreement, dated as of September 12, 1996, by and between the Company and BofA.

4.13*** Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company referred to therein.

4.14*** Amendment No. 1 to Rayovac Shareholders Agreement, dated August 1, 1997, by and among the Company and the shareholders of the Company referred to therein.

4.15*****              Amendment No. 2 to Rayovac Shareholders Agreement, dated
                       as of January 8, 1999, by and among the Company and the Shareholders of the Company referred to therein.

4.16++++++             Amendment No. 3 to Rayovac Shareholders Agreement dated
                       January 1, 2001, by and among the Company and the shareholders of the Company referred to therein.

4.17*                  Specimen certificate representing the Common Stock.

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

******* Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on June 19, 2001.

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

+++++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001, filed with the Commission on May 14, 2001.

(b) Reports on Form 8-K: The Company has filed the following reports on Form 8-K during the three-month period ending July 1, 2001:

     1. On June 14, 2001, the Company filed with the Commission a Report on Form 8-K to report issuance of a press release regarding the expiration of its consent solicitation and receipt of consents sufficient to amend the indenture relating to the Company's 10 1/4% Series B Senior Subordinated Notes due 2006.

     2. On June 19, 2001, the Company filed with the Commission a Report on Form 8-K to report that a supplemental indenture incorporating the amendments to the indenture referenced in the Company's June 14, 2001, Form 8-K was executed on June 17, 2001, and will become operative when the tendered notes are accepted for payment.

     3. On June 20, 2001, the Company filed with the Commission a Report on Form 8-K for the purpose of filing the Purchase Agreement dated June 20, 2001, by and among the Company, certain shareholders identified in the Purchase Agreement ("Selling Shareholders") and Salomon Smith Barney Inc., and certain other underwriters identified in the Purchase Agreement ("Underwriters") as an exhibit to the Company's shelf registration statement on Form S-3 (Registration No. 333-59086).

     4. On June 25, 2001, the Company filed with the Commission a Report on Form 8-K to report issuance of a press release announcing the pricing terms for the tender offer for all of its outstanding $65 million principal amount of 10 1/4% Series B Senior Subordinated Notes due 2006.

     5. On June 28, 2001, the Company filed with the Commission a Report on Form 8-K to report issuance of a press release announcing the closing of the offer to purchase for cash and consent solicitation with respect to its outstanding $65 million principal amount of 10 1/4% Series B Senior Subordinated Notes due 2006.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 9, 2001

                                 RAYOVAC CORPORATION

                                 By: /s/ Randall J. Steward
                                     -------------------------------
                                     Randall J. Steward
                                     Executive Vice President of Administration
                                     and Chief Financial Officer