Form 10-K
period 2001-09-30
RAYOVAC CORP
filed 2001-12-20
CIK 1028985

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15( ) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-13615
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE ON
             TITLE OF EACH CLASS                             WHICH REGISTERED
             -------------------                         ------------------------
        Common Stock, Par Value $.01                   New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    On December 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $434,780,654. As of December 17, 2001, there were outstanding 32,042,858 shares of the registrant's Common Stock, $0.01 par value.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
                                         PART I
ITEM 1.           BUSINESS....................................................       2
ITEM 2.           PROPERTIES..................................................      13
ITEM 3.           LEGAL PROCEEDINGS...........................................      14
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........      16

                                        PART II
ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.........................................      17
ITEM 6.           SELECTED FINANCIAL DATA.....................................      18
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS...................................      20
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                  RISK........................................................      29
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      31
ITEM 9.           CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE....................................      31

                                        PART III
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      32
ITEM 11.          EXECUTIVE COMPENSATION......................................      35
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT..................................................      39
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............      40

                                        PART IV
ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K.........................................................      42
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                  STATEMENT SCHEDULE..........................................     F-1
                  SIGNATURES..................................................    II-3

                                     PART 1

ITEM 1. BUSINESS

GENERAL

    We are the leading value brand battery manufacturer and the fastest-growing manufacturer of general batteries in the U.S. We are also the leading worldwide manufacturer of hearing aid batteries and the leading manufacturer of zinc carbon household batteries marketed in North America and Latin America. In addition, we are a leading marketer of rechargeable batteries and battery-powered lighting products in the U.S.

    RAYOVAC is a well-recognized brand name in the battery industry that was first used as a trademark for batteries in 1921. We attribute the longevity and strength of the RAYOVAC brand name to our high quality products and to the success of our marketing and merchandising initiatives. We market all of our branded products under the RAYOVAC name and selected products under sub-brand names, including MAXIMUM-Registered Trademark-, RENEWAL-Registered Trademark-, LOUD'N CLEAR-Registered Trademark-, PROLINE-Registered Trademark- and RAYOVAC ULTRA-Registered Trademark-.

    We have established our position as the leading value brand in the North American general alkaline battery market by focusing on mass merchandisers. We believe we have enhanced our industry position by:

    - offering consumers batteries with quality and performance characteristics that are competitive with those offered by other principal manufacturers, but at lower prices;

    - partnering with our customers and providing category management support with innovative in-store merchandising, promotions and packaging; and

    - offering retailers increased profit potential through lower inventory costs, attractive margins and more rapid product turnover.

    Over the last several years, we have further penetrated the mass merchandiser channel while broadening our business in other distribution channels to include home centers; warehouse clubs; food, drug and convenience stores; electronics specialty stores and department stores; hardware and automotive centers; specialty retailers; hearing aid professionals; industrial distributors; government agencies; and original equipment manufacturers.

OPERATING SEGMENTS

    Our business is organized according to three geographic regions: (1) North America, which includes the U.S. and Canada, (2) Latin America, which includes Mexico, Central America and South America and (3) Europe/Rest of World (which we refer to as Europe/ROW), which includes the United Kingdom, Europe and all other countries in which we do business. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each operating segment is responsible for implementing the defined strategic initiatives and achieving the financial objectives. Each geographic region has a manager responsible for all the sales and marketing initiatives for all product lines within that region.

OUR BUSINESS STRATEGY

    Our business strategy focuses on continuing to:

    - increase consumer awareness of the RAYOVAC brand name and the quality, performance and value of our products through focused marketing and advertising;

    - grow our market share by expanding distribution into new channels, increasing sales to under-penetrated channels and customers, launching new products and selectively pursuing acquisitions and alliances;

    - reduce costs by rationalizing manufacturing and distribution, optimizing existing plant capacity, outsourcing products where appropriate, decreasing working capital and reducing corporate overhead; and

    - concentrate research and development resources on our key products, while developing new technologies.

    The success of our business strategy is evidenced by our consistent improvement in operating results over the past five years. From the year ended September 30, 1997 through the year September 30, 2001, we have grown net sales and income from operations before non-recurring charges from $427.2 million to $675.5 million and $37.5 million to $76.7 million, respectively. This growth represents a 12.1% compound annual growth rate in net sales and a 19.6% compound growth rate in income from operations before non-recurring charges, respectively. In addition, income from operations before non-recurring charge margins have improved by 260 basis points, from 8.8% for the year ended September 30, 1997 to 11.4% for the year ended September 30, 2001.

    Our growth reflects, in part, our successful efforts to expand into new distribution channels and further penetrate existing channels. We have implemented this business strategy by aligning our marketing department, sales organization, supply chain and support functions into channel focused teams to better serve our diverse customer needs, utilizing channel-specific marketing strategies, sales promotions and customer service initiatives. We are focusing our advertising on the improved performance of our products and expanding our packaging designs that enhance customer convenience.

    Our increasing profitability is, in part, the result of our success in rationalizing our costs and selectively outsourcing the manufacture or packaging of certain products. We have restructured our operations to improve our production and capacity efficiencies, reduce costs, upgrade technology and equipment and improve customer service. This year we completed the closure of our Wonewoc, Wisconsin and Tegucigalpa, Honduras facilities, which reduced the number of our manufacturing facilities to two in North America, to three in Latin America and to one in Europe. We also have consolidated our North American packaging operations to one location at our Madison, Wisconsin plant. We have discontinued the manufacture of certain products which we can more cost-effectively outsource to third-party manufacturers, allowing us to better maintain flexibility to meet changes in customer demand. We also have implemented additional restructuring programs designed to reduce costs and improve efficiency in general administrative functions. We believe that these restructuring programs have substantially reduced our manufacturing and administrative costs.

OUR GROWTH STRATEGY

    We have developed strategies to increase our sales, profits and market share. To implement our growth strategy, we intend to:

    CONTINUE TO STRENGTHEN THE RAYOVAC BRAND NAME. We are committed to further strengthening the RAYOVAC brand name. Our marketing and advertising initiatives are designed to increase consumer awareness of the RAYOVAC brand and to increase our retail sales by heightening customers' perceptions of the quality, performance and value of our products.

    EXPAND RETAIL DISTRIBUTION. We believe that our value brand positioning and innovative merchandising programs make us an attractive supplier to all trade channels. Accordingly, we have expanded our traditional focus on mass merchandisers to include other retail channels, including hardware/home centers, warehouse clubs and food, drug and convenience stores. While we have successfully increased the number of our customer relationships in other retail channels, these channels continue to represent important and under-penetrated opportunities for us.

    ADDRESS THE VARIED PERFORMANCE AND PRICING NEEDS OF BATTERY CONSUMERS AND RETAILERS. The general battery market is becoming increasingly segmented as premium batteries are introduced to target high-drain devices, standard alkaline batteries continue to address consumers' everyday needs and lower performance products are aimed at dollar stores and discount retailers. We offer consumers a variety of battery solutions across these segments, including our RAYOVAC ULTRA rechargeable nickel metal hydride batteries, our MAXIMUM alkaline batteries and our heavy duty batteries. We have focused and positioned our full range of offerings to appeal to the large segment of the population that desires value priced products that are similar in quality and performance to the products of our competitors. We also offer consumers innovative packaging solutions and provide retailers an attractive overall value proposition. Our customer solutions have allowed some of our retailers to grow their battery business faster than the industry category as a whole over the last year.

    FURTHER CAPITALIZE ON OUR WORLDWIDE LEADERSHIP IN HEARING AID BATTERIES. We strive to increase our worldwide market share in the hearing aid battery category by leveraging our existing strength in the segment, maintaining our dedicated sales and marketing organization and capitalizing on our leading technology. In fiscal 2000, we launched the new RAYOVAC ULTRA zinc air hearing aid battery, which is currently the world's longest-lasting hearing aid battery in the most commonly-used battery sizes. These new product continues our history of innovation in the hearing aid industry.

    INCREASE OUR PRESENCE IN LATIN AMERICA AND EUROPE We have a strong presence in Latin America and have made sizable distribution gains in the region over the last two years, adding approximately 1,000 retail accounts that represent more than 4,100 stores. We plan to continue our growth in Latin America by continuing our geographic expansion, increasing alkaline penetration, introducing lighting and specialty products and continuing to offer a full range of battery solutions.

    In Europe, we continue to increase our presence by implementing retailer and consumer initiatives similar to those used in North America. We intend to increase our battery business in Europe by leveraging our strong relationships with global retailers, supporting our customers with innovative packaging and merchandising programs and selectively pursuing strategic acquisition opportunities.

    ENTER NEW MARKETS. We intend to continue to expand our business into new markets for batteries and related products both domestically and internationally by developing new products internally or through selective acquisitions and by pursuing joint ventures or other strategic marketing opportunities. Our acquisitions may include expansion into new technologies, product lines or geographic markets and may be of significant size.

PRODUCTS

    We develop, manufacture and/or market a wide variety of batteries and battery-powered lighting devices. Our broad line of products includes:

    - general batteries, including alkaline, heavy duty, rechargeable alkaline and nickel metal hydride batteries, and chargers for rechargeable batteries;

    - hearing aid batteries;

    - specialty batteries, including watch, photo, keyless entry, personal computer clock and memory back-up batteries and rechargeable batteries for cordless telephones; and

    - lighting products and lantern batteries.

    Our general batteries (D, C, AA, AAA and 9-volt sizes) are used in devices such as personal digital assistants, digital cameras, pocket televisions, radios, remote controls, personal radios, pagers, portable compact disc players, electronic and video games and battery-powered toys, as well as a variety of battery-powered industrial applications. Our button cell specialty batteries are used in smaller devices, such as hearing aids and watches. Our lithium coin cells are used in cameras, calculators, communication equipment, medical instrumentation and personal computer clocks and memory back-up systems. Our lantern batteries are used almost exclusively in battery-powered lanterns. Our lighting products include flashlights, lanterns and similar portable products.

    Net sales data for our products as a percentage of net sales for fiscal 1999, fiscal 2000 and fiscal 2001 are set forth below.

                                                             PERCENTAGE OF COMPANY
                                                                   NET SALES
                                                               FISCAL YEAR ENDED
                                                                 SEPTEMBER 30,
                                                         ------------------------------
PRODUCT TYPE                                               1999       2000       2001
------------                                             --------   --------   --------
Battery Products:
Alkaline...............................................    50.2%      47.6%      51.5%
Heavy Duty.............................................    10.0       20.7       21.0
Rechargeables..........................................     4.5        4.6        4.9
Hearing Aid............................................    13.0        9.4       10.4
Specialty Batteries....................................     8.6        6.2        2.8
                                                          -----      -----      -----
    Total..............................................    86.3       88.5       90.6
Lighting Products and Lantern Batteries................    13.7       11.5        9.4
                                                          -----      -----      -----
    Total..............................................   100.0%     100.0%     100.0%
                                                          =====      =====      =====

    A description of our major battery products including their typical uses is set forth below.

                                                                  HEARING
                                                                    AID                                                   LANTERN
                              GENERAL BATTERIES                   BATTERIES            SPECIALTY BATTERIES               BATTERIES
Technology:   Alkaline               Zinc          Nickel Metal   Zinc Air   Lithium       Silver        Nickel Metal   Zinc
                                                   Hydride                                               Hydride
Types/        --Disposable           Heavy Duty    Rechargeable   --         --            --            Rechargeable   Lantern
Common        --Rechargeable         (Zinc                                                                              (Alkaline,
Name:                                Chloride                                                                           Zinc
                                     and Zinc                                                                           Chloride
                                     Carbon)                                                                            and Zinc
                                                                                                                        Carbon)
Brand;        RAYOVAC;               RAYOVAC       RAYOVAC,       RAYOVAC;   RAYOVAC       RAYOVAC       RAYOVAC        RAYOVAC
Sub-brand     MAXIMUM,                             RAYOVAC        LOUD "N                                ULTRA
Names:        RENEWAL                              ULTRA          CLEAR,                                 Rechargeable
                                                   Rechargeable   PROLINE,
                                                                  EXTRA,
                                                                  RAYOVAC
                                                                  ULTRA,
                                                                  AIR
                                                                  4000,
                                                                  XCELL
                                                                  and
                                                                  AIRPOWER
Sizes:        D, C, AA, AAA, 9-volt for Alkaline, Zinc and        5 Sizes    5 primary     10 primary    Packs          Standard
              Nickel Metal Hydride                                           sizes         sizes                        lantern
Typical       All standard household applications including       Hearing    Personal      Watches       Cordless       Beam
Uses:         electronic toys, pagers, CD and cassette players,   aids       computer                    phones         lanterns,
              remote controls, digital cameras and a wide                    clocks and                                 camping
              variety of industrial applications                             memory                                     lanterns
                                                                             back-up

    ALKALINE BATTERIES. We market a full line of alkaline batteries, including D, C, AA, AAA and 9-volt size batteries for both consumer and industrial customers. Our alkaline batteries are marketed and sold primarily under the MAXIMUM brand, although we also engage in limited private label manufacture of alkaline batteries. AA and AAA size batteries are often used with smaller electronic devices such as remote controls, photography equipment, pagers, portable compact disc players and electronic and video games. C and D size batteries are generally used in devices such as flashlights, lanterns, radios, cassette players and battery-powered toys. 9-volt size batteries are generally used in fire alarms, smoke detectors and communication devices.

    HEAVY DUTY BATTERIES. Heavy duty batteries include zinc chloride and zinc carbon batteries designed for low and medium-drain battery-powered devices such as lanterns, flashlights, radios and remote controls.

    RECHARGEABLE BATTERIES. During fiscal 2001, we introduced a new, longer-lasting 1600 mAh rechargeable nickel metal hydride battery capable of being recharged 500 to 1,000 times. We believe that this new product lasts up to twice as long as alkaline products in selected high-drain devices and offers consumers a high quality product at an exceptional value. Also during fiscal 2001, we introduced the first one-hour nickel metal hydride battery charger for these 1600 mAh batteries. We also offer our RENEWAL rechargeable battery, which is the leading rechargeable alkaline battery in the U.S. market. RENEWAL batteries offer a value proposition to consumers because they can be recharged up to 100 times, providing many times the life of disposable alkaline batteries at a somewhat higher retail price. We market our rechargeable alkaline batteries based primarily on their money-saving benefits.

    HEARING AID BATTERIES. We are currently the largest worldwide seller of hearing aid batteries. Our strong market position is the result of the advanced technological capabilities and consistent product performance of our hearing aid battery products and our strong distribution system and extensive marketing program for these products. Hearing aid batteries are produced in several sizes and are designed for use with various types and sizes of hearing aids. We produce five sizes of zinc air button cells for use in hearing aids. Zinc air is a highly reliable, high energy density, lightweight battery system. Our RAYOVAC ULTRA zinc air hearing aid battery is the world's longest-lasting hearing aid battery in the most commonly-used battery sizes. We also sell these batteries under the LOUD'N CLEAR, PROLINE, EXTRA, XCELL, AIR 4000 and AIRPOWER brand names and under several private labels, including Beltone, Miracle Ear, Siemens and Starkey. We were the pioneer and currently are the leading manufacturer of the smallest (5A and 10A size) hearing aid batteries.

    SPECIALTY BATTERIES. Our specialty battery products include non-hearing aid button cells, lithium coin cells, photo batteries and keyless entry batteries. We market button and coin cells for use in watches, cameras, calculators, communications equipment and medical instrumentation. We market our lithium coin cells, which are high-quality lithium batteries with certain performance advantages over other lithium battery systems, for use in calculators and personal computer clocks and memory back-up systems.

    LIGHTING PRODUCTS AND LANTERN BATTERIES. We are a leading marketer of battery-powered lighting products, including flashlights, lanterns and similar portable devices for the retail and industrial markets.

MERCHANDISING AND ADVERTISING

    Key elements of our merchandising and advertising strategies include:

    - building the awareness and image of the RAYOVAC brand name;

    - focusing on our latest MAXIMUM alkaline product improvements;

    - improving consumer perceptions of the quality and performance of our products;

    - upgrading and unifying product packaging and extending our innovative new reclosable packaging features throughout our product line;

    - expanding on our position as the value brand; and

    - regularly introducing new products, especially rechargeable batteries and lighting products.

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

    NORTH AMERICA. For the last five years we have focused our advertising efforts on our MAXIMUM alkaline products. This campaign has increased awareness of the RAYOVAC brand and heightened consumers' perceptions of the quality, performance and value of our products. We conduct annual advertising tracking studies which have demonstrated that we are significantly improving consumer perceptions on each of these measures, as well as overall awareness of the Rayovac brand.

    To market our hearing aid battery products, we continue to use a campaign featuring Arnold Palmer, a binaural hearing aid wearer and user of RAYOVAC hearing aid batteries, as our spokesman. Mr. Palmer has been extremely effective in promoting the use of hearing aids, expanding the market and communicating the specific product benefits of our hearing aid batteries. To reach the largest potential market for hearing aid batteries, we have also developed a corporate print advertising campaign to be used in selected publications. We pioneered the use of multi-packs for hearing aid batteries and intend to further expand multi-pack distribution in additional professional and retail channels. We believe that we have developed strong relationships with hearing aid manufacturers and audiologists, the primary sellers of hearing aids, and will continue to seek opportunities to further penetrate the professional market for hearing aid products.

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

    LATIN AMERICA. We have accomplished a successful integration of the Latin America battery business that we acquired from ROV Limited in August 1999. We have followed our strategy employed in North America of product positioning, pricing and advertising and promotion programs in Latin America. Over the past two years, we have made distribution gains, adding approximately 1,000 retail accounts that represent more than 4,100 stores.

    We believe that we can capitalize on significant growth opportunities in Latin America by offering additional Rayovac products through existing distribution channels and through geographic expansion. In addition, we have a manufacturing base in Latin America which allows us to produce batteries and service retailers in this region.

    Currently less than 15% of our Latin America sales are from alkaline products. We believe approximately 30% of all batteries sold in Latin America are alkaline products, providing us with an opportunity to expand alkaline sales. We also believe there are growth opportunities within current distribution channels to sell additional products.

    EUROPE/ROW. Our marketing strategy in Europe is to capitalize on our strength in hearing aid products, maintain our momentum in the northern European market and partner with our large global customers to expand distribution as they expand. We continue to evaluate initiatives that would allow us to expand our current distribution in other foreign markets via strategic alliances.

    We continue to support our leading hearing aid battery position in Europe using our corporate advertising campaign featuring Arnold Palmer and our strong relationship with manufacturers of hearing aids. Our momentum in parts of Europe has been achieved through innovative packaging and merchandising solutions, including our unique alkaline reclosable packaging design, which we will use to further expand distribution.

SALES AND DISTRIBUTION

    NORTH AMERICA. We align our sales force by distribution channel. We maintain separate sales forces primarily to service:

    - our retail sales and distribution channels, and

    - our hearing aid professionals, industrial distributor and original equipment manufacturer sales and distribution channel.

In addition, we use a network of independent brokers to service participants in selected distribution channels.

    Wal-Mart Stores, our largest customer, represented 20%, 21% and 26% of our consolidated net sales in fiscal 1999, 2000 and 2001, respectively. Our sales to Wal-Mart Stores primarily occur in North America.

    LATIN AMERICA. We align our sales force by distribution channel. We maintain two separate sales groups: one group that directly services large retailers and food and drug chains located mainly in urban areas and a second group that services through distributors and wholesalers, secondary channels, such as photo, grocery, hardware, stationary, industrial and other retailers located in both urban and rural areas. This sales structure enables us to focus on the rapid expansion of the alkaline category while consolidating our leadership position in the heavy duty category.

    EUROPE/ROW. We maintain a separate sales force in Europe to promote the sale of all of our products. We have adopted the successful strategies, programs, unique products and category management expertise utilized in our North American business in our European business.

MANUFACTURING AND RAW MATERIALS

    We manufacture batteries in the U.S., Latin America and the United Kingdom. Over the last five years, we have closed our Appleton, Wisconsin; Kinston, North Carolina; Newton Aycliffe, United Kingdom; Tegucigalpa, Honduras; Valencia, Venezuela; and Wonewoc, Wisconsin facilities and shifted their manufacturing operations to our other facilities. We have also converted our Madison, Wisconsin, manufacturing facility to a packaging operation and outsourced the manufacture of certain battery and lighting products. These efforts have increased our plant capacity utilization and eliminated some of our underused manufacturing capacity.

    During the past five years, we have expended significant resources on capital improvements, including the modernization of many of our manufacturing lines and manufacturing processes. These manufacturing improvements have enabled us to increase the quality and service life of our alkaline and zinc air batteries and to increase our manufacturing capacity. In May 2001, we installed a new high-speed alkaline battery production line at our Fennimore, Wisconsin plant. This line increased our production capacity for AA-size batteries and upgraded our product technology. Since fiscal 1997, our investment in new manufacturing technology, modernization and production capacity at our Fennimore plant has exceeded $29 million.

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

RESEARCH AND DEVELOPMENT

    Our research and development strategy is to focus on alkaline and zinc air performance improvements and product development. In fiscal 2001, we also increased our emphasis on nickel metal hydride battery technology and related battery chargers, which resulted in our introduction of the first one-hour charger for 1600 mAh nickel metal hydride batteries.

    We enhance our internal research and development efforts by purchasing or licensing state-of-the-art manufacturing technology from third parties. Our alkaline technology agreement with Matsushita Battery Industrial Co., Ltd. has resulted in significant performance improvements in addition to improvements and cost reductions generated by our own engineers and scientists. We also recently signed a license agreement with AER Energy Resources to license zinc air battery technology as well as to obtain design and development services. Our research contracts with the U.S. government to develop new battery technology provide us with additional development opportunities.

    Our research and development group includes approximately 100 employees. Some of our research and development expenditures are funded by U.S. government contracts. In fiscal 2001, 2000 and 1999 we invested $12.2 million, $10.8 million and $9.8 million, respectively, in research and development. We believe that these investments will allow us to continue to develop innovative battery solutions capable of providing consumers with greater power and longer battery life.

INFORMATION SYSTEMS

    Our information technology strategy commits our Information Services (IS) group to being an internal business partner providing value-added to support our corporate initiatives. We align the IS activities with business teams and the strategic business plan to leverage the cost of information technology ownership and focus the resources where we can achieve the highest benefit.

    SAP is our core business information system for North America. We use the Microsoft Office suite of office automation products on our desktop computers. Our information systems are in position to provide for a highly reliable, highly available computing environment. This infrastructure has been engineered with the capability to grow as the business grows, and to do so in a cost effective way.

PATENTS, TRADEMARKS AND LICENSES

    Our success and ability to compete depends, in part, upon our technology. We rely upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants, to establish and protect our technology and other intellectual property rights.

    We own or license from third parties a considerable number of patents and patent applications throughout the world, primarily for battery product improvements, additional features and manufacturing equipment. In March 1998, we announced the extension of our existing alkaline battery technology agreement with Matsushita. Under this agreement, we license Matsushita's highly advanced designs, technology and manufacturing equipment, including any related updates or innovations, through March 2003. After that time, we are entitled to license the designs, technology and manufacturing equipment as it exists at that date through March 2022.

    We also use a number of trademarks in our business, including RAYOVAC, MAXIMUM, RENEWAL, LOUD 'N CLEAR, PROLINE, RAYOVAC ULTRA, WORKHORSE, ROUGHNECK, SPORTSMAN, AIR 4000, XCELL, EXTRA and AIRPOWER. We rely on both registered and common law trademarks in the U.S. to protect our trademark rights. The RAYOVAC mark is also registered in countries outside the U.S., including Europe, Latin America and Asia. We do not, however, have any right to the trademark RAYOVAC in Brazil, where the mark is owned by an independent third-party battery manufacturer.

    We also have obtained a non-exclusive license to use certain technology underlying our rechargeable alkaline battery line to manufacture rechargeable alkaline batteries in the U.S., Puerto Rico and Mexico and to sell and distribute batteries worldwide based on this licensed technology. This license terminates in 2015 with the expiration of the last-expiring patent covering the licensed technology.

COMPETITION

    We believe that the markets for our products are highly competitive. Duracell and Energizer are our primary battery industry competitors in the U.S. Both Duracell and Energizer have substantially greater market share and financial and other resources than we do. Because of their greater market size, they have advantages in distribution and in negotiating leverage with retailers. Private label offerings by major retailers, by which the retailers purchase batteries from existing manufacturers and sell them under their own brands at non-premium prices, may also be a source of competition.

    Duracell and Energizer have introduced lines of premium-priced alkaline batteries positioned as providing increased performance over their respective regular branded products in certain high-drain battery-powered devices, including digital cameras and palm-sized computers. In this regard, Duracell introduced its Duracell Ultra product in May 1998, and Energizer introduced its Energizer e2 product in 2000. These products are priced at a significant premium to standard alkaline products, as well as to Duracell's and Energizer's regular battery brands. To date, Duracell's initiative does not appear to have increased the total Duracell brand market share as Duracell Ultra gains appear to have been offset by declines in the regular Duracell line, and Energizer's e2 product has captured a very small share of the U.S. alkaline battery market.

    We compete in this premium battery segment with our rechargeable nickel metal hydride batteries. As these batteries can provide twice the performance of premium-priced alkaline batteries in selected high-drain devices, such as digital cameras, many manufacturers of these high-drain devices recommend nickel metal hydride batteries over alkaline. This has led to growth for the nickel metal hydride segment and for our batteries in particular.

    Energizer has also increased efforts to obtain distribution behind a price brand marketed as Eveready Alkaline, which competes primarily on price. This initiative has been in place in Canada for a number of years with limited success, and the current effort to expand in the U.S. has gained only limited distribution and market share.

    Internationally, the general battery market is as highly competitive as, and has a greater number of competitors than, the U.S. market. Competition is centered around pricing, product performance, promotion and distribution strategies.

    Despite this competitive market, our unit and dollar general battery market share in the U.S. has increased over the 52-week period ended September 22, 2001, both in the mass merchant and total market. We also continue to upgrade and invest in our alkaline technology to remain competitive. We expect to continue to invest in new upgrades for our alkaline product line over the next several years to improve product performance and expand manufacturing capacity.

ENVIRONMENTAL COMPLIANCE

    Due to the nature of the operations we conduct, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at our facilities and off-site disposal locations. Except as discussed in Item 3, "Legal Proceedings," we believe that compliance with the federal, state, local and foreign regulations to which we are subject will not have a material effect upon our capital expenditures, earnings and competitive position. See Item 3 hereof for certain additional information regarding environmental matters involving us included in the description of legal proceedings.

EMPLOYEES

    As of September 30, 2001, we had approximately 2,750 full-time employees. A significant number of our factory employees are represented by eight labor unions. We believe our relationship with our employees is good. There has not been a work stoppage at a domestic facility since 1981 and since 1991 in the United Kingdom. See Note 2(e) of the Notes to Consolidated Financial Statements filed herewith and incorporated by reference into Item 8 hereof.

SEASONALITY

    Sales of our products are seasonal, with the highest sales typically occurring in the fiscal quarter ending on or about December 31, during the holiday season. During the past three completed fiscal years, our sales for the quarter ending on or about December 31 have represented an average of 29% of our annual net sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

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

ITEM 2. PROPERTIES

    The following table sets forth information regarding our manufacturing sites:

LOCATION                                 PRODUCT MANUFACTURED         OWNED/LEASED   SQUARE FEET
--------                                 --------------------         ------------   -----------
NORTH AMERICA:
Fennimore, WI....................  Alkaline batteries and RENEWAL
                                   rechargeable batteries             Owned            176,000
Portage, WI......................  Zinc air button cells; Lithium coin cells and alkaline computer
                                   batteries                          Owned            101,000
Wonewoc, WI(1)...................  Battery-powered lighting products
                                   and lantern batteries              Leased            90,000

LATIN AMERICA:
Mexico City, Mexico..............  Zinc carbon batteries              Owned            103,000
Guatemala City, Guatemala........  Zinc carbon batteries              Owned            105,000
Santo Domingo,
  Dominican Republic.............  Zinc carbon batteries              Owned             57,000
Tegucigalpa, Honduras(2).........  Zinc carbon batteries              Owned             32,000

EUROPE/ROW:
Washington, UK...................  Zinc air button cells              Leased            63,000

------------------------

(1) In January 2001, we announced that we would be closing our lantern battery and flashlight assembly plant in Wonewoc, Wisconsin. This plant shutdown was completed in July 2001.

(2) In January 2001, we announced we would be closing our zinc carbon manufacturing plant in Tegucigalpa, Honduras. This plant shutdown was completed in March 2001 and the facility was sold in September 2001.

    We also lease approximately 250,000 square feet of space in Madison, Wisconsin for our corporate headquarters and technology center.

    From fiscal 1997 through fiscal 2001 we have invested in improvements to our major battery facilities. During this period, we invested over $29 million for new technology, modernization and capacity expansion at our Fennimore, Wisconsin, plant. In addition, in late 1999 and 2001 we installed new AA high speed manufacturing lines in our Fennimore, Wisconsin, manufacturing plant. Additional investments in zinc air battery production have helped us to increase output and precision of assembly as well as to increase the capacity of critical component manufacturing. Our investments in lithium battery production have been used to build capacity for certain lithium coin cells. As part of our 1998 restructuring plans, our Madison, Wisconsin, plant phased out the manufacture of heavy duty batteries, which are now sourced instead from Rayovac Latin American manufacturing facilities and outside suppliers. During fiscal 1999, we closed our Appleton, Wisconsin, plant and moved the operations to Portage, Wisconsin. The Appleton facilities were sold during fiscal 2000 and fiscal 2001. In November 1999 we discontinued the manufacturing operations at our Valencia, Venezuela, facility and transferred the production to our Mexico facility. The Valencia, Venezuela, plant facility is currently held for sale. In March 2001 we discontinued the manufacturing operations at our Tegucigalpa, Honduras manufacturing facility and sold the property in September 2001. During fiscal 2001, we discontinued lantern battery and flashlight assembly at our Wonewoc, Wisconsin, facility.

    The following table sets forth information regarding Rayovac's packaging and distribution sites by segment:

LOCATION                                                      OWNED/LEASED   SQUARE FEET
--------                                                      ------------   -----------
NORTH AMERICA:
Madison, WI.................................................  Owned            158,000
Middleton, WI...............................................  Leased           220,000
Lavergne, TN................................................  Leased            65,000
Hayward, CA.................................................  Leased            38,000
Mississiauga, Ontario, Canada...............................  Leased            32,000

LATIN AMERICA:
Chiquimula, Guatemala.......................................  Leased             6,000
Guatemala City, Guatemala...................................  Leased            30,000
Quetzaltenango, Guatemala...................................  Leased             5,000
San Jose, Costa Rica........................................  Leased            11,000
San Miguel, El Salvador.....................................  Leased            10,000
San Pedro Sula, Honduras....................................  Leased            13,000
Santa Tecia, El Salvador....................................  Leased            15,000
Tegucigalpa, Honduras.......................................  Leased            14,000

EUROPE/ROW:
Billinghausen, Germany......................................  Owned              5,000

    We believe that our facilities, in general, are adequate for our present and currently foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

    We are subject to litigation from time to time in the ordinary course of business. Although the amount of any liability with respect to such litigation cannot currently be determined, other than the matters set forth below, we are not party to any pending legal proceedings which, in the opinion of management, are material to our business or financial condition.

    Our facilities are subject to a broad range of federal, state, local and foreign laws and regulations relating to the environment, including those governing discharges to the air and water and land, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with releases of hazardous substances at our facilities and at off-site disposal locations. We have a proactive environmental management program that includes the use of periodic environmental audits to detect and correct practices that may violate environmental laws or that are inconsistent with best management practices. Based on information currently available to our management, we believe that we are substantially in compliance with applicable environmental regulations at our facilities. There are no pending proceedings against us alleging that we are or have been in violation of environmental laws, and we are not aware of any such proceedings contemplated by governmental authorities. We are, however, subject to certain proceedings under CERCLA or analogous state laws, as described below.

    We have from time to time been required to address the effect of historic activities on the environmental condition of our properties, including without limitation, the effect of releases from underground storage tanks. Several of our facilities have been in operation for decades and are constructed on fill that includes, among other materials, used batteries containing various heavy metals. We have accepted a deed restriction on one such property in lieu of conducting remedial activities, and may consider similar actions at other properties, if appropriate. Although we are currently engaged in investigative or remedial projects at a few of our facilities, we do not expect that such projects will cause us to incur material expenditures.

    Our former manganese processing facility in Covington, Tennessee was accepted into TDEC's Voluntary Cleanup, Oversight and Assistance Program in February 1999. Under Tennessee's voluntary cleanup program, we negotiated a Consent Order and Agreement with the TDEC, dated February 12, 1999, covering investigation, and if necessary, remediation of the facility. Groundwater monitoring conducted pursuant to the post-closure maintenance of solid waste at the facility, and recent groundwater testing beneath former process areas of the facility, indicated elevated levels of certain inorganic contaminants, particularly (but not exclusively) manganese, in the groundwater underneath the facility. We have completed closure of lagoons on the property and have completed the remediation of a stream that borders the facility.

    Upon successful completion of the requirements of the Consent Order and Agreement, we expect that no further action will be required at the facility. While remediation costs are uncertain at this time, we do not expect the matter to have a material adverse financial impact on us.

    In addition, on February 9, 2001, the Wisconsin Department of Natural Resources approved our request to proceed under Wisconsin's Voluntary Party Liability Exemption program to investigate and, if necessary, remediate environmental matters at our Wonewoc, Wisconsin, manufacturing facility. Investigative work to date suggests there may be battery materials containing various heavy metals in fill on the property. However, we do not expect this matter to result in material expenditures.

    We are also subject to proceedings related to our disposal of industrial and hazardous waste at off-site disposal locations, under CERCLA or analogous state laws that hold persons who "arranged for" the disposal or treatment of such substances strictly liable for the costs incurred in responding to the release or threatened release of hazardous substances from such sites. Current and former owners and operators of such sites, and transporters of waste who participated in the selection of such sites, are also strictly liable for such costs. Liability under CERCLA is "joint and several," so that a responsible party under CERCLA theoretically may be held liable for all of the costs incurred at a particular site. However, as a practical matter, liability at such sites generally is allocated among all of the viable responsible parties. Some of the most significant factors for allocating liabilities to persons that disposed of wastes at Superfund sites are the relative volume of waste such persons sent to the site and the toxicity of such waste. We do not believe that any of our pending proceedings under CERCLA or analogous state laws will have a material impact on our operations, financial condition or liquidity, and we are not aware of any such matters contemplated by governmental agencies that will have such an impact.

    As of September 30, 2001, we have reserved approximately $2.0 million for known on-site and off-site environmental liabilities. We believe these reserves are adequate, although there can be no assurance that this amount will ultimately be adequate to cover such environmental liabilities. We may also be named as a potentially responsible party at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of our facilities have been in operation for decades and, over such time, we and other prior operators of such facilities have generated and disposed of wastes utilized in the battery manufacturing process which are or may be considered hazardous, such as cadmium and mercury.

    On April 11, 2001, Eveready Battery Company, Inc. filed a complaint against us in U.S. District Court for the Northern District of Ohio, Eastern Division, alleging that we have infringed on a patent held by Eveready relating to alkaline batteries that are substantially free of mercury. We were served with the complaint in August 2001. Eveready is seeking injunctive relief as well as treble damages and other costs and expenses. We have answered the complaint and have denied all material allegations as we believe we have meritorious defenses. The case is in its early stages with trial scheduled in

February 2003, and we intend to vigorously defend our position. We cannot estimate at this time the effect, if any, that this claim may have on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of the Company was held on July 31, 2001. The directors standing for election were elected in an uncontested election. The directors elected were John S. Lupo and Thomas R. Shepherd. Mr. Lupo received 24,285,270 votes in favor of his election and 604,761 votes were withheld.
Mr. Shepherd received 24,258,227 votes in favor of his election and 631,804 votes were withheld. In addition to the election of directors, the Company submitted the ratification of the appointment of KPMG LLP as our independent auditors to a vote of the shareholders. The vote in favor of ratification was:
For: 24,834,763; Against: 52,583; Abstained; 2,685. Finally, the Company submitted for approval the 1997 Rayovac Incentive Plan, as amended. The vote in favor of approval was: For: 16,754,583; Against: 6,467,158; Abstained 5,993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    Our common stock, $0.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ROV". The Common Stock commenced public trading on November 21, 1997. As of November 30, 2001, there were approximately 259 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 2001
Quarter ended December 31, 2000.............................   $18.81     $11.69
Quarter ended April 1, 2001.................................   $20.78     $13.63
Quarter ended July 1, 2001..................................   $25.25     $16.93
Quarter ended September 30, 2001............................   $23.50     $12.60
FISCAL 2000
Quarter ended January 2, 2000...............................   $26.75     $16.88
Quarter ended April 2, 2000.................................   $26.00     $17.25
Quarter ended July 2, 2000..................................   $24.50     $16.88
Quarter ended September 30, 2000............................   $29.13     $16.88

    We have not declared or paid and do not anticipate paying cash dividends in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the Amended Credit Agreement restricts our ability to pay dividends to our shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected historical financial data is derived from our audited consolidated financial statements. Only the most recent three fiscal years audited statements are included elsewhere in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our consolidated financial statements and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                     ----------------------------------------------------
                                                       1997       1998       1999       2000       2001
                                                     --------   --------   --------   --------   --------
                                                             (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..........................................   $427.2     $487.4    $ 555.1     $693.3     $675.5
Cost of goods sold(1)..............................    235.0      258.3      295.2      358.2      368.1
                                                      ------     ------    -------     ------     ------
Gross profit.......................................    192.2      229.1      259.9      335.1      307.4
Selling expense....................................    116.7      140.6      151.0      184.5      192.3
General and administrative expense.................     28.6       32.4       37.4       50.5       48.3
Research and development expense...................      9.4        9.4        9.8       10.8       12.2
Recapitalization and other special
  charges(2)(3)(4)(5)..............................      3.0        6.2        8.1         --        0.2
                                                      ------     ------    -------     ------     ------
Income from operations(6)..........................     34.5       40.5       53.6       89.3       54.4
Interest expense...................................     24.5       15.7       16.3       30.6       27.2
Other expense (income), net........................      0.4       (0.2)      (0.3)       0.7        1.1
                                                      ------     ------    -------     ------     ------
Income before income taxes and extraordinary
  item.............................................      9.6       25.0       37.6       58.0       26.1
Income tax expense.................................      3.4        8.6       13.5       19.6        9.2
                                                      ------     ------    -------     ------     ------
Income before extraordinary item...................      6.2       16.4       24.1       38.4       16.9
Extraordinary item(7)..............................       --       (2.0)        --         --       (5.4)
                                                      ------     ------    -------     ------     ------
Net income.........................................   $  6.2     $ 14.4    $  24.1     $ 38.4     $ 11.5
                                                      ======     ======    =======     ======     ======
Basic net income per common share before
  extraordinary item...............................   $ 0.30     $ 0.62    $  0.88     $ 1.39     $ 0.59
                                                      ======     ======    =======     ======     ======
Diluted net income per common share before
  extraordinary item...............................   $ 0.30     $ 0.58    $  0.83     $ 1.32     $ 0.57
                                                      ======     ======    =======     ======     ======
Basic net income per common share..................   $ 0.30     $ 0.54    $  0.88     $ 1.39     $ 0.40
                                                      ======     ======    =======     ======     ======
Diluted net income per common share................   $ 0.30     $ 0.51    $  0.83     $ 1.32     $ 0.39
                                                      ======     ======    =======     ======     ======
Weighted average common shares.....................     20.5       26.5       27.5       27.5       28.7
Weighted average common and common equivalent
  shares...........................................     20.6       28.1       29.2       29.1       29.7
OTHER FINANCIAL DATA:
Depreciation.......................................   $ 11.3     $ 10.9    $  11.9     $ 16.0     $ 17.7
Capital expenditures...............................     10.9       15.9       24.1       19.0       19.7
Cash flows from operating activities...............     35.9       (1.9)      13.3       32.8       18.0
Cash flows from investing activities...............    (10.8)     (23.4)    (169.2)     (17.9)     (18.3)
Cash flows from financing activities...............    (28.2)      25.8      165.3      (16.0)       1.7
EBITDA(8)..........................................     45.5       53.0       67.4      108.6       74.5

                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------
                                                        1997       1998       1999       2000       2001
                                                      --------   --------   --------   --------   --------
                                                                         (IN MILLIONS)
BALANCE SHEET DATA:
Working capital.....................................   $ 33.8     $ 81.6     $104.4     $104.7     $158.5
Total assets........................................    236.3      283.9      532.9      569.0      587.9
Total debt..........................................    207.3      152.3      330.3      317.6      258.0
Shareholders' (deficit) equity......................    (80.6)      21.9       46.5       80.7      157.6

------------------------

(1) In the fiscal year ended September 30, 1999, the Company recorded $1.3 million in special charges in cost of goods sold related to the discontinuation of silver cell manufacturing at the Company's

    Portage, Wisconsin facility. In the fiscal year ended September 30, 2001, the Company recorded $22.1 million in special charges in cost of goods sold related to (i) an organizational restructuring in the U.S,
    (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) and the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines. The amount recorded includes
    $10.1 million of employee termination benefits for approximately 570 employees, $10.2 million of equipment, inventory, and other asset write-offs, and $1.8 million of other expenses.

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

(5) In the fiscal year ended September 30, 2001, the Company recorded special charges of $0.2 million attributable to our secondary offering of Common Stock in June 2001.

(6) Income from operations includes expenses related to other special charges in the fiscal years ended September 30, 1997, 1998, 1999 and 2001. Income from operations before these non-recurring charges was as follows:

                                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                                   ----------------------------------------------------
                                                     1997       1998       1999       2000       2001
                                                   --------   --------   --------   --------   --------
                                                                      (IN MILLIONS)
Income from operations...........................   $34.5      $40.5      $53.6      $89.3      $54.4
Other special charge portion of cost of goods
  sold...........................................      --         --        1.3         --       22.1
Recapitalization and other special charges.......     3.0        6.2        8.1         --        0.2
                                                    -----      -----      -----      -----      -----
Income from operations before non-recurring
  charges........................................   $37.5      $46.7      $63.0      $89.3      $76.7
                                                    =====      =====      =====      =====      =====

(7) In the fiscal year ended September 30, 1998, the Company recorded extraordinary expense of $2.0 million, net of income taxes, for the premium on the repurchase or redemption of the senior term notes in connection with the Company's initial public offering ("IPO") completed in November 1997. In the fiscal year ended September 30, 2001, the Company recorded extraordinary expense of $5.4 million, net of income taxes, for the premium on the repurchase of $64.8 million Senior B Subordinated Notes and related write-off of unamortized debt issuance costs.

(8) EBITDA represents income from operations plus other (income) expense, net plus depreciation and amortization (excluding amortization of debt issuance costs). The Company believes that EBITDA and related measures are commonly used by certain investors and analysts to analyze and compare, and provide useful information regarding, the Company's ability to service its indebtedness. However, the following factors should be considered in evaluating such measures: EBITDA and related measures (i) should not be considered in isolation, (ii) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"),
    (iii) should not be construed as alternatives or substitutes for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows (in each case, as determined in accordance with GAAP) and (iv) should not be used as indicators of the Company's operating performance or measures of its liquidity. Additionally, because all companies do not calculate EBITDA and related measures in a uniform fashion, the calculations presented herein may not be comparable to other similarly titled measures of other companies.

    EBITDA includes expenses related to other special charges in the fiscal years ended September 30, 1997, 1998, 1999 and 2001. EBITDA before these non-recurring charges was as follows:

                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            1997       1998       1999       2000       2001
                                          --------   --------   --------   --------   --------
                                                             (IN MILLIONS)
EBITDA..................................   $45.5      $53.0      $67.4      $108.6     $74.5
Other special charges portion of cost of
  goods sold............................      --         --        1.3          --      22.1
Recapitalization and other special
  charges...............................     3.0        6.2        8.1          --       0.2
                                           -----      -----      -----      ------     -----
EBITDA before non-recurring charges.....   $48.5      $59.2      $76.8      $108.6     $96.8
                                           =====      =====      =====      ======     =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    You should read the following discussion in conjunction with the "Selected Financial Data" and our consolidated financial statements and the related notes thereto in the "Financial Statements" section of this report. Certain prior year amounts have been reclassified to conform to current year presentation.

INTRODUCTION

    Our operating performance depends upon a number of factors. The most important of these factors are:

    - general economic conditions, specifically how it may impact the consumer product category;

    - general retailing trends, especially in the mass merchandiser segment of the retail market;

    - our overall product mix among various specialty and general household batteries and battery-powered lighting devices, which sell at different price points and profit margins;

    - our overall competitive position, which is affected by both our and our competitors' introduction of new products and promotions and our relative pricing and battery performance; and

    - changes in operating expenses.

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

    RESTRUCTURING OPERATIONS AND OTHER COST RATIONALIZATION INITIATIVES. In December 2000, we announced a series of initiatives to improve operational efficiencies, match manufacturing capacity to market demands, and better utilize the Company's resources. These initiatives included (1) the closure of our lantern battery and flashlight assembly plant in Wonewoc, Wisconsin, (2) the outsourcing of certain manufacturing operations at the Company's Fennimore, Wisconsin plant to accommodate the installation of a new high speed AA size alkaline battery line, (3) rationalization of certain packaging operations and product lines, (4) the closure of our zinc carbon manufacturing operations in Tegucigalpa, Honduras, (5) restructuring of our Mexico and European manufacturing and distribution operations and (6) the implementation of an administrative realignment, primarily in the U.S. and Latin America.

    EXPANSION OF PRODUCTION CAPACITY. In fiscal 1999 and 2001, we installed new high speed manufacturing lines to increase our capacity for alkaline AA size batteries at a cost of approximately $21.0 million. In fiscal 1999, we also completed a 39,000 square foot expansion of our Portage, Wisconsin facility and consolidated our Appleton, Wisconsin manufacturing operations into it. We continue to compare our global production requirements against our global manufacturing capacity to improve the efficiency of our operations.

    COMPETITIVE POSITION. Duracell and Energizer have introduced new lines of premium-priced alkaline batteries positioned as providing increased performance over their respective regular branded products in certain high-drain battery-powered devices, including digital cameras and palm-sized computers. In this regard, Duracell introduced its Duracell Ultra product in 1998 and Energizer introduced its Energizer e2 product in 2000. These products are priced at a significant premium to standard alkaline products, as well as to Duracell's and Energizer's regular battery brands. To date, Duracell's initiative does not appear to have increased total Duracell market share as Duracell Ultra gains appear to have been offset by losses in the regular Duracell line, and Energizer's e2 product has captured a very small share of the U.S. alkaline battery market.

    We compete in this premium battery segment with our rechargeable nickel metal hydride batteries. As these batteries can provide twice the performance of premium-priced alkaline batteries in selected high-drain devices, such as digital cameras, many manufacturers of these high-drain devices recommend nickel metal hydride batteries over alkaline. This has led to growth for the nickel metal hydride segment and for our batteries in particular.

    Energizer has also increased efforts to obtain distribution behind a price brand marketed as Eveready Alkaline, which competes primarily on price. This initiative has been in place in Canada for a number of years with limited success, and the current effort to expand in the U.S. has gained only limited distribution and market share.

    Internationally, the general battery market is as highly competitive as, and has a greater number of competitors than the U.S. market. Competition is centered around pricing, product performance, and promotion and distribution strategies.

SEASONAL PRODUCT SALES

    Our sales are seasonal. Our highest sales typically occur in the fiscal quarter ending on or about December 31 during the holiday season. In the quarter ending September 30, 1999, our sales, for the first time, included approximately $15.8 million of sales from the consumer battery business we acquired from ROV Limited. Our lowest sales occur in the fiscal quarter ending on or about
March 31. During the past three completed fiscal years, our sales in the quarter ended on or about December 31 have represented an average of 29% of annual net sales. As a result of this seasonality, our working capital requirements and revolving credit borrowings are typically higher in the third and fourth calendar quarters of each year. The following table sets forth our net sales for each of the periods presented.

                                                               FISCAL YEAR
                                                              (IN MILLIONS)
                                                      ------------------------------
FISCAL QUARTER ENDED                                    1999       2000       2001
--------------------                                  --------   --------   --------
December............................................   $157.5     $211.4     $183.6
March...............................................    108.9      140.1      145.2
June................................................    118.8      150.3      159.1
September...........................................    169.9      191.5      187.6

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship of certain items in our statement of operations to net sales for the periods presented:

                                                               FISCAL YEAR ENDED
                                                                  SEPTEMBER 30
                                                         ------------------------------
                                                           1999       2000       2001
                                                         --------   --------   --------
Net Sales..............................................   100.0%     100.0%     100.0%
Cost of goods sold.....................................    53.0       51.7       51.2
Special charges........................................     0.2         --        3.3
Gross profit...........................................    46.8       48.3       45.5
Selling expenses.......................................    27.2       26.6       28.5
General and administrative expense.....................     6.7        7.3        7.1
Research and development expenses......................     1.8        1.5        1.8
Special charges........................................     1.4         --         --
Income from operations.................................     9.7%      12.9%       8.1%

FISCAL YEAR ENDED SEPTEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 2000

HIGHLIGHTS OF CONSOLIDATED OPERATING RESULTS

    NET SALES. Our net sales decreased $17.8 million, or 2.6%, to $675.5 million in fiscal 2001 from $693.3 million the prior year. Increases in alkaline and hearing aid battery sales were offset by decreased specialty battery sales and lighting products sales.

    NET INCOME. Our net income for fiscal 2001 decreased $26.9 million, or 70.0%, to $11.5 million from $38.4 million the previous year. The decrease reflects the impact of a $22.3 million pretax restructuring charge, a $5.4 million extraordinary loss, net of tax, and sales softness in North America and Europe/ROW.

    SEGMENT RESULTS. We evaluate segment profitability based on income from operations before special charges and corporate expense, which includes corporate purchasing expense, general and administrative expense and research and development expense. All depreciation and amortization included in income from operations is related to a segment. Total segment assets are set forth in
Note 12 of Notes to Consolidated Financial Statements filed herewith.

NORTH AMERICA

                                                                2000       2001
                                                              --------   --------
Revenue from external customers.............................   $528.3     $505.0
Profitability...............................................     95.3       83.1
Profitability as a % of net sales...........................     18.0%      16.5%

    Our revenue from external customers decreased $23.3 million, or 4.4%, to $505.0 million in fiscal 2001 from $528.3 million the previous year due primarily to increased sales of alkaline batteries and hearing aid batteries offset by decreased sales of lighting products and specialty batteries.

    Alkaline sales increases of $9.8 million, or 3.2% were driven by distribution gains, product line expansion, and strong sales in the mass merchandiser and OEM trade channels partially offset by the impacts of Y2K on sales volumes and lower promotional activity at certain food retailers this year. Hearing aid battery sales increases of $5.6 million, or 13.8%, were driven by strength in the professional channel and expanded retail distribution in fiscal 2001. Lighting product sales decreases of $16.1 million, or 21.5%, were driven by weakness in the lights and lantern battery category reflecting the lingering impact of the Y2K phenomenon and a quiet hurricane season compared to the previous year. Specialty battery sales decreases versus last year primarily reflect softness in camcorder and lithium battery sales reflecting general softness in lithium battery demand from OEM customers in the PC, telecommunications, and electronics industries and the transition to the camcorder battery licensing agreement.

    Our profitability decreased $12.2 million, or 12.8%, to $83.1 million in fiscal 2001 from $95.3 million the previous year. This decrease was primarily attributable to sales volume decreases and operating expense increases partially offset by improved gross profit margins. The operating expense increases were primarily driven by increased distribution costs reflecting fuel surcharges, higher shipping and handling costs and bad debt write-offs due to customer bankruptcies. The improvement in gross profit margins was primarily the result of previously announced cost rationalization initiatives and a favorable shift in product mix away from lower margin lithium, camcorder, and lighting products to more profitable alkaline and hearing aid batteries.

LATIN AMERICA

                                                                2000       2001
                                                              --------   --------
Revenue from external customers.............................   $112.2     $119.7
Profitability...............................................     20.3       16.9
Profitability as a % of net sales...........................     18.1%      14.1%

    Our revenue from external customers increased $7.5 million, or 6.7%, to $119.7 million in fiscal 2001 from $112.2 million the previous year due primarily to increased sales of alkaline batteries partially offset by lower sales of zinc carbon batteries and unfavorable impacts of currency devaluation of $1.7 million.

    The alkaline sales growth in Latin America primarily reflects new distribution in mass merchandiser chains compounded by the expansion into the Southern region of South America. Heavy duty sales were affected by a slowing economic environment and the impact of currency devaluation.

    Our profitability decreased $3.4 million, or 16.8%, to $16.9 million in fiscal 2001 from $20.3 million the previous year. This decrease was primarily attributable to operating expense increases partially offset by improved gross profit margins. The operating expense increases were primarily driven by increased promotional and marketing support associated with new distribution initiatives in the Southern region and higher operating expenses associated with our expansion at larger mass merchandiser chains in Mexico.

EUROPE/ROW

                                                                2000       2001
                                                              --------   --------
Revenue from external customers.............................   $52.8      $50.8
Profitability...............................................     6.1        4.1
Profitability as a % of net sales...........................    11.6%       8.1%

    Our revenue from external customers decreased $2.0 million, or 3.8%, to $50.8 million in fiscal 2001 from $52.8 million the previous year, due primarily to the unfavorable impacts of currency devaluation of $3.4 million. Excluding the negative impact of currency devaluation net sales increased 2.7% reflecting sales increases in hearing aid and alkaline batteries. Alkaline battery sales increases were driven primarily by new distribution.

    Our profitability decreased $2.0 million, or 32.8%, due primarily to lower gross profit margins attributable to an unfavorable product mix and increased operating expenses attributable to our new distribution.

    CORPORATE EXPENSE. Our corporate expense decreased $5.0 million, or 15.4%, to $27.4 million in fiscal 2001 from $32.4 million the prior year. As a percentage of total sales, our corporate expense was 4.0% compared to 4.8% in the previous year. These decreases were primarily due to lower management incentives and legal expenses partially offset by higher research and development expenses reflecting an increase in technology spending.

    SPECIAL CHARGES. We recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations,
(iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility,
(iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, (v) and costs associated with our public stock offering in June 2001. The amount recorded includes $10.1 million of employee termination benefits for approximately 570 employees, $10.2 million of equipment, inventory, and other asset write-offs, and $2.0 million of other expenses

    INCOME FROM OPERATIONS.  Our income from operations decreased
$34.9 million, or 39.1%, to $54.4 million in fiscal 2001 from $89.3 million the previous year. This decrease was primarily due to special charges of $22.3 million and decreased profitability attributable to sales volume decreases.

    INTEREST EXPENSE. Interest expense decreased $3.4 million, or 11.1%, to $27.2 million in fiscal 2001 from $30.6 million in the prior year primarily due to lower effective interest rates and the redemption of the majority of our subordinated debt in June 2001.

    INCOME TAX EXPENSE. Our effective tax rate for fiscal 2001 was 35.4% compared to 33.8% for fiscal 2000. The higher rate for fiscal 2001 primarily reflects a higher foreign tax rate attributable to increased tax rates in certain Latin America countries and startup losses in the Southern region of South America not fully benefited.

    EXTRAORDINARY ITEM. We recorded extraordinary expense of $5.4 million, net of tax, resulting from the premium on the repurchase of $64.8 million of Senior B Subordinated Notes and the related write-off of unamortized debt issuance costs.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED
  SEPTEMBER 30, 1999

HIGHLIGHTS OF CONSOLIDATED OPERATING RESULTS

    NET SALES. Our net sales increased $138.2 million, or 24.9%, to $693.3 million in fiscal 2000 from $555.1 million in the prior year. Significant sales gains reflected the full year impact of the ROV Limited acquisition and strong sales increases in alkaline and rechargeable batteries in North America partially offset by decreased sales of hearing aid batteries.

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

NORTH AMERICA

                                                                1999       2000
                                                              --------   --------
Revenue from external customers.............................   $471.6     $528.3
Profitability...............................................     77.8       95.3
Profitability as a % of net sales...........................     16.5%      18.0%

    Our revenue from external customers increased $56.7 million, or 12.0%, to $528.3 million in fiscal 2000 from $471.6 million the previous year due primarily to increased sales of alkaline, rechargeable, and heavy duty batteries partially offset by softness in hearing aid battery sales. Alkaline sales increases of $50.5 million, or 19.8%, were driven by strong promotional programs, new customers, expanded distribution with existing customers, and the favorable impact of price increases. Rechargeable sales increases of $6.9 million, or 30.2%, were primarily driven by the introduction of nickel metal hydride (NiMh) rechargeable batteries at a major mass merchandiser. Heavy duty sales increases of $3.1 million, or 8.7%, reflect the full year impact of gaining exclusivity at a major mass merchandiser. Sales of hearing aid batteries decreased $3.3 million, or 7.6%, primarily as the result of planned inventory reduction at several professional and retail distribution accounts, a reduction in promotional programs, and softness in the hearing aid device market.

    Our profitability increased $17.5 million, or 22.5%, to $95.3 million in fiscal 2000 from $77.8 million the previous year. This increase was primarily attributed to sales volume increases, improved gross profit margins and operating expenses that decreased as a percentage of sales. The improvement in gross profit margins was primarily the result of previously announced cost rationalization initiatives and a shift in product mix. Operating expenses decreased as a percentage of sales primarily reflecting a gain recognized on the sale of certain camcorder battery assets and corresponding license to utilize the "Rayovac" trade name offset by higher promotional and distribution expenses.

LATIN AMERICA

                                                                1999       2000
                                                              --------   --------
Revenue from external customers.............................   $19.3      $112.2
Profitability...............................................     3.5        20.3
Profitability as a % of net sales...........................    18.1%       18.1%

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

    Our profitability was $20.3 million, which was 18.1% of net sales for fiscal 2000. Our operating expense in Latin America was lower, as a percent of sales, than in North America. This difference is attributed primarily to spending less in marketing and advertising as a result of selling less alkaline and more heavy duty batteries.

EUROPE/ROW

                                                                1999       2000
                                                              --------   --------
Revenue from external customers.............................   $64.2      $52.8
Profitability...............................................     9.9        6.1
Profitability as a % of net sales...........................    15.4%      11.6%

    Our revenue from external customers decreased $11.4 million, or 17.8%, to $52.8 million in fiscal 2000 from $64.2 million the previous year due primarily to the impacts of currency devaluation, the exit of certain private label alkaline battery business in Europe, the termination of certain non-performing foreign distributors, and sales volume softness in Europe negatively impacting our hearing aid and watch battery business.

    Our profitability decreased $3.8 million, or 38.4%, to $6.1 million reflecting the impact of currency devaluation and higher operating expenses as a percentage of sales partially offset by a favorable shift in product mix away from our lower margin private label alkaline battery business.

    CORPORATE EXPENSE. Our corporate expense increased $4.2 million, or 14.9%, to $32.4 million in fiscal 2000 from $28.2 million the prior year. These increases were primarily due to increased travel expense, higher legal fees primarily attributable to our patent infringement lawsuit, higher professional expenses, and increased research and development expenses. As a percentage of total sales, our corporate expense was 4.7% compared to 5.1% in the previous year.

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

LIQUIDITY AND CAPITAL RESOURCES

    For fiscal 2001, our operating activities generated $18.0 million of cash, compared to $32.8 million in fiscal 2000, a decrease of $14.8 million. Operating cash flow before working capital requirements decreased $7.2 million, or 11.5%, to $55.7 million from $62.9 million in the prior year primarily reflecting the sales volume shortfall and cash restructuring costs. Working capital increases in fiscal 2001 were $7.6 million more than in the previous year primarily reflecting higher receivables attributable to Latin America and North America partially offset by lower inventory investment attributable to a reduction in production attributable to sales volume shortfalls. Cash costs associated with our previously announced restructuring activities have been, and are expected to be, funded with cash provided from operating activities.

    Capital expenditures for fiscal 2001 were $19.7 million, an increase of $0.7 million from fiscal 2000. Capital expenditures for fiscal 2001 primarily reflect spending for a new alkaline line installed in fiscal 2001. Capital expenditures for fiscal 2002 are expected to be approximately $20.0 million which will include continued performance upgrades to our alkaline and zinc air manufacturing and packaging operations and continued investment in technology.

    The amended credit facilities we obtained in August 1999 replaced our existing credit facilities with a $250.0 million five-year revolving credit facility and a $75.0 million five-year amortizing term loan. The term facility provides for quarterly amortization totaling $10.0 million in 2000, $15.0 million in 2001, 2002, and 2003, and $20.0 million in 2004. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA, as defined in the amended Second Amended and Restated Credit Agreement ("Third Amendment"), less certain operating expenditures including scheduled principal payments of long-term debt). The quarterly amortization is reduced prorata for the effect of prepayments made as a result of Excess Cash Flow. The fees associated with these amended facilities have been capitalized along with the fees for the existing facility and are being amortized over the term of the amended facilities. Indebtedness under these amended facilities is secured and is guaranteed by certain of our subsidiaries.

    During fiscal 2001, our board of directors granted 857,250 options to purchase shares of our common stock to various members of management under the 1997 Rayovac Incentive Plan. All grants were at an exercise price equal to the market price of our common stock on the date of grant with prices ranging from $14.06 to $21.90 per share. We also granted approximately 277,000 shares of restricted stock on October 1, 2000, from the 1997 Rayovac Incentive Plan, to certain members of management. Restrictions as to approximately 210,000 of these shares will lapse on September 30, 2003 provided the recipient is still employed by us. The restrictions on the remaining shares lapse one third each September 30 of 2001, 2002, and 2003. The total market value of the restricted shares on date of grant totaled approximately $4.7 million and has been recorded as unearned compensation as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period.

    We believe our cash flow from operating activities and periodic borrowings under our amended credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. Our current facilities include a revolving credit facility of $250.0 million and a $75.0 million term loan. As of September 30, 2001, $34.4 of the term loan was outstanding and $213.2 million was outstanding under the revolving facility, with approximately $11.1 million of the remaining availability utilized for outstanding letters of credit.

    We are subject to various federal, state, local and foreign environmental laws and regulations in the jurisdictions in which we operate, including laws and regulations relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. We do not currently anticipate any material adverse effect on our operations or financial condition or any material capital expenditure as a result of our efforts to comply with environmental laws. As of September 30, 2001, we had reserved $2.0 million for known on-site and off-site environmental liabilities. Some risk of environmental liability is inherent in our business; however, we cannot assure you that material environmental costs will not arise in the future. See "Legal Proceedings".

    We engage in hedging transactions in the ordinary course of our business. See Note 2(r) to our consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    In May 2000, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. In July 2001, the EITF delayed the implementation of EITF 00-14 until no later than quarters beginning after December 15, 2001. We are required to adopt this consensus in the second fiscal quarter of 2002. The impact of this consensus on our consolidated financial statements is still being evaluated. We do not currently believe its adoption will have a material impact on the consolidated financial statements other than the reclassification of certain selling expenses to cost of sales or a reduction of revenue.

    In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. We are required to adopt this consensus in the second fiscal quarter of 2002. We do not currently believe its adoption will have a material impact on the consolidated financial statements, other than the reclassification of certain selling expenses to cost of sales or a reduction in revenue.

    In July 2001, the FASB issued Statement of Financial Accounting Standards (Statement) 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

    We are required to adopt the provisions of Statement 141 immediately, and will adopt Statement 142 effective October 1, 2001. Statement 141 requires that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill.

    Adoption of Statement 142 requires us to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142.

    As of October 1, 2001, we have unamortized goodwill in the amount of approximately $30.4 million and unamortized identifiable intangible assets in the amount of approximately $88.7 million, all of which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $1.0, $1.6, and $0.8 million for fiscal 2001, 2000, and 1999, respectively. Amortization expense related to tradenames was approximately $2.3, $2.3, and $0.4 million for fiscal 2001, 2000, and 1999, respectively. Management is currently evaluating the impact of adoption on the consolidated financial statements.

    In August 2001, FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt no later than our fiscal year beginning October 1, 2002. We are currently evaluating the impact of adoption on the consolidated financial statements.

    In October 2001, the FASB Issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. We are required to adopt no later than our fiscal year beginning October 1, 2002. We are currently evaluating the impact of adoption on the consolidated financial statements

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    As of September 30, 2001, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $0.8 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $1.7 million.

    As of September 30, 2001, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $0.2 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at September 30, 2001 due to the same change in exchange rates, would be a net gain of $1.1 million.

    As of September 30, 2001, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.7 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.1 million.

ITEM 8. INANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required for this Item is included in this Annual Report on Form 10-K on pages F-1 through F-41, inclusive and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Set forth below is certain information, as of December 1, 2001, regarding each of our directors and executive officers.

NAME                               AGE      POSITION AND OFFICE(S)
----                             --------   ----------------------
David A. Jones                      52      Chairman of the Board and Chief Executive Officer
Kent J. Hussey                      55      President and Chief Financial Officer and Director
Stephen P. Shanesy                  45      Executive Vice President of Global Brand Management
Merrell M. Tomlin                   49      Executive Vice President of Sales
Randall J. Steward*                 47      Executive Vice President of Administration and Chief
                                            Financial Officer
Kenneth V. Biller                   53      Executive Vice President of Operations
Luis A. Cancio                      61      Executive Vice President--Latin America
Paul G. Cheeseman                   43      Senior Vice President--Technology
John S. Lupo                        55      Director
Scott A. Schoen                     43      Director
Thomas R. Shepherd                  71      Director
Warren C. Smith, Jr.                45      Director
Philip F. Pellegrino                61      Director

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

    Mr. Hussey is a director of Rayovac and has served as our President and Chief Financial Officer since December 1, 2001. From April 1998 until
November 30, 2001, Mr. Hussey served as President and Chief Operating Officer. Prior to April 1998 and since joining us in October 1996, Mr. Hussey was our Executive Vice President of Finance and Administration, our Chief Financial Officer and a director. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals and from 1991 to July 1994 he served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation.

    Mr. Shanesy has been our Executive Vice President of Global Brand Management since April 1998. Prior to that time and from December 1997, Mr. Shanesy served as our Senior Vice President of Marketing and the General Manager of General Batteries and Lights. From December 1996 to December 1997, Mr. Shanesy was the Senior Vice President of Marketing and the General Manager of General Batteries of the Company. Prior to joining us, from 1993 to 1996, Mr. Shanesy was Vice President of Marketing of Oscar Mayer.

    Mr. Tomlin has been our Executive Vice President of Sales since
October 1998. Mr. Tomlin joined Rayovac in October 1996 as Senior Vice President of Sales. From March 1996 to September 1996, Mr. Tomlin served as Vice President of Sales of Braun of North America/Thermoscan and from August 1995 to March 1996, he served as Vice President Sales of Thermoscan, Inc. Prior to that time, Mr. Tomlin was Vice President of Sales of various divisions of Casio Electronics.

    *Mr. Steward resigned as Executive Vice President of Administration and Chief Financial Officer effective November 30, 2001. Mr. Steward was named our Executive Vice President of Administration and Chief Financial Officer in October 1999. Mr. Steward joined us in March of 1998 as our Senior Vice President of Corporate Development and was named Senior Vice President of Finance and Chief Financial Officer in April 1998, a position he held until October 1999. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG, assisting with financial and operational issues. From March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996, he served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc.

    Mr. Biller was named our Executive Vice President of Operations in
October 1999. From August 1998 to October 1999, he was our Senior Vice President of Operations and from January to August 1998, he was our Senior Vice President of Manufacturing/Supply Chain. Prior to that time and since 1996, Mr. Biller was our Senior Vice President and General Manager of Lighting Products & Industrial and, since 1995, was our Vice President and General Manager of Lighting
Products & Industrial. Mr. Biller joined us in 1972 and has held numerous positions with us, including Director of Technology/Battery Products and Vice President of Manufacturing.

    Mr. Cancio was named our Executive Vice President-Latin America on
October 2000. He joined Rayovac in August 1999 as our Senior Vice President and General Manager of Latin America and served in that position until October 2000. In April 1997, Mr. Cancio became a founding principal of XCELL Group LLC, a private investment firm, and remains a director of that firm. From 1980 to 1996, he held positions of increasing responsibility at Duracell International Inc., beginning as Vice President in Latin America and ending his tenure as Senior Vice President in other international markets.

    Dr. Cheeseman was named our Senior Vice President-Technology on
November 15, 2001. He joined Rayovac in June 1998 as our Vice President-Technology and has led all major technology initiatives at Rayovac since that time. Dr. Cheeseman came to Rayovac from Duracell, Inc., a division of Gillette, where he held various positions of increasing responsibility including Director of Operations from 1992 to 1995 and Director of Technology from 1995 to June, 1998.

    Mr. Lupo has been a director of Rayovac since July 1998 and is a principal in the consulting firm Renaissance Partners, LLC, which he joined in February 2000. From October 1998 until November 1999, he served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. Prior to that time and since August 1996, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, Mr. Lupo served as Senior Vice President--General Merchandise Manager of Wal-Mart Stores, Inc.

    Mr. Schoen has been a director of Rayovac since our September 1996 recapitalization. He is a Managing Director of Thomas H. Lee Partners, L.P., which he joined in 1986. In addition, Mr. Schoen is a Vice President of Thomas
H. Lee Advisors I and Thomas H. Lee Advisors II. Mr. Schoen is also a Trustee of THL Equity Trust III, the general partner of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas H. Lee Equity Fund III L.P. He is also a Managing Director and Member of THL Equity Advisors IV, LLC, which is the general partner of Thomas H. Lee Equity Fund IV, L.P. Mr. Schoen is also a director of Syratech Corporation, TransWestern Communications Corp., United Industries Corp., Wyndham International Inc. and several private corporations.

    Mr. Shepherd has been a director of Rayovac since our September 1996 recapitalization. Mr. Shepherd is Chairman of TSG Equity Partners, LLC and is also a director of The Vermont Teddy Bear Company Inc. and various private corporations. He currently serves as a Special Partner of

Thomas H. Lee Partners, L.P. and has been engaged as a consultant to Thomas H. Lee Co. since 1986. From 1986 through 1998, Mr. Shepherd served as a Managing Director of Thomas H. Lee Company. In addition, Mr. Shepherd is an officer of various other affiliates of Thomas H. Lee Company.

    Mr. Smith has been a director of Rayovac since our September 1996 recapitalization. He is a managing Director of Thomas H. Lee Partners, L.P., which he joined in 1990. Mr. Smith also serves as a Managing Director of TH Lee.Putnam Internet Fund Advisors, LLC, the general partner of TH Lee.Putnam Internet Fund Advisors, L.P., the general partner of TH Lee.Putnam Internet Partners, L.P. In addition, Mr. Smith is a Managing Director of TH Lee Global Internet Advisors, LLC, the general partner of TH Lee Global Internet Managers, L.P., which in turn serves as manager to TH Lee.Putnam Internet Partners, L.P. In addition, Mr. Smith is a Vice President of Thomas H. Lee Advisor I and T.H. Lee Mezzanine II. Mr. Smith is also a Managing Director and Member of THL Equity Advisors Limited Partnership III, which is the general partner of Thomas H. Lee Equity Fund III L.P. and a Managing Director and Member of THL Equity Advisors IV, LLC, which is the general partner of Thomas H. Lee Equity Fund IV, L.P. He is also a director of Finlay Enterprises, Inc., Finlay Fine Jewelry Corporation, Eye Care Centers of America, Inc. and various private corporations.

    Mr. Pellegrino has served as a director since November 2000. He currently serves as Senior Vice President and President of Sales for Kraft Foods Inc, and has held that position since September 2000. From 1995 to September 2000, he served as Senior Vice President of Sales and Customer Service for Kraft Foods. He has been employed by Kraft Foods or its subsidiary, Oscar Mayer, since 1964 in various management and executive positions.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2001, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth compensation paid to our Chief Executive Officer and the other four most highly compensated executive officers during fiscal 2001, fiscal 2000 and fiscal 1999 (the "Named Executive Officers") for services rendered in all capacities to us. Certain prior year amounts have been reclassified to conform with current year presentation.

                                                                                    OTHER            RESTRICTED      SECURITIES
                                         FISCAL                                     ANNUAL             STOCK         UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR     SALARY ($)    BONUS ($)     COMPENSATION($)      AWARDS($)(1)     OPTIONS(#)
---------------------------             --------   -----------   ----------   ------------------   --------------   ------------
David A. Jones,                           2001      $550,000      $400,000         $361,200 (2)      $1,180,000         50,000
  Chairman of the Board and               2000       500,000       250,000          278,700 (4)
  Chief Executive Officer.............    1999       500,000                        272,800 (5)

Kent J. Hussey,                           2001       385,000       412,500          125,200 (7)         826,000         50,000
  President and Chief Operating           2000       350,000                         56,500 (8)                         40,000
  Officer.............................    1999       325,000

Luis A. Cancio,                           2001       293,000                         80,000 (9)         537,500         50,000
  Executive Vice President-Latin          2000       286,000                         33,200(10)                         50,000
  America.............................    1999        47,700                                                           100,000

Stephen P. Shanesy,                       2001       290,000       100,000           84,700(12)         567,500         50,000
  Executive Vice President of             2000       265,000                                                            35,000
  Global Brand Management.............    1999       250,000                                                            25,000

Merrell M. Tomlin,                        2001       290,000       114,000           70,800(12)         560,000         50,000
  Executive Vice President of             2000       250,000                         32,500(14)                         35,000
  Sales...............................    1999       230,000                                                            25,000


                                            ALL OTHER
NAME AND PRINCIPAL POSITION              COMPENSATION($)
---------------------------             ------------------
David A. Jones,                             $5,741,400 (3)
  Chairman of the Board and                      4,700 (6)
  Chief Executive Officer.............
Kent J. Hussey,                              1,418,500 (3)
  President and Chief Operating                  4,700 (6)
  Officer.............................
Luis A. Cancio,                                 10,000(11)
  Executive Vice President-Latin
  America.............................
Stephen P. Shanesy,                            796,200(13)
  Executive Vice President of                    1,800 (6)
  Global Brand Management.............
Merrell M. Tomlin,                             924,600 (3)
  Executive Vice President of                  143,100(15)
  Sales...............................

--------------------------

 (1) At September 30, 2001 an aggregate of 277,137 restricted shares were outstanding valued at $4,226,355. Vesting is scheduled for September 30, 2003 on 210,423 shares. The remaining 66,714 shares are scheduled to vest one third each year beginning September 30, 2001. The Company has the discretion to pay or defer dividends, if declared, until the expiration of restrictions.

 (2) Includes approximately $104,000 related to a supplemental executive retirement program, $80,000 related to personal use of the Company aircraft, $70,000 related to interest on the Executive Note (as defined herein) and $60,000 related to a Company provided residence.

 (3) Represents compensation from the exercise of stock options.

 (4) Includes approximately $70,000 related to a Company provided residence, $70,000 related to interest on the Executive Note (as defined herein) and $90,000 related to personal use of the Company aircraft.

 (5) Includes approximately $120,000 related to a Company provided residence, $70,000 related to interest on the Executive Note (as defined herein) and $50,000 related to personal use of the Company aircraft.

 (6) Represents pension plan termination benefits.

 (7) Includes approximately $70,000 related to a supplemental executive retirement program.

 (8) Includes approximately $20,000 related to personal use of the Company aircraft and $20,000 related to personal use of a Company provided vehicle.

 (9) Includes approximately $50,000 related to a supplemental executive retirement program.

(10) Represents personal use of a Company provided vehicle and contributions to 401K plan.

(11) Represents relocation payments.

(12) Includes approximately $55,000 related to a supplemental executive retirement program.

(13) Represents compensation from the exercise of stock options and the purchase of a company vehicle.

(14) Includes approximately $20,000 related to personal use a company provided vehicle.

(15) Represents pension plan termination benefits and approximately $140,000 of relocation payments.

OPTION GRANTS AND EXERCISES

    In connection with the 1996 recapitalization, the Board adopted the Rayovac Corporation 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options may be granted with respect to an aggregate of 2,318,127 shares of Common Stock. At September 30, 2001 an aggregate of 1,287,867 options to purchase shares of Common Stock at a weighted average exercise price of $7.42 per share, 508,181 of which relate to the 911,577 granted to David A. Jones in accordance with the terms of his employment agreement, were outstanding. See "Employment Agreement". In September 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). Pursuant to the Incentive Plan, we may grant stock-based awards, including options and restricted stock, to purchase up to 5,000,000 shares of Common Stock. At September 30, 2001 an aggregate of 1,978,413 options at a weighted average exercise price of $18.48 were outstanding under the Incentive Plan.

    The following table discloses the grants of stock options during fiscal 2001 to the Named Executive Officers.

                          OPTION GRANTS IN FISCAL 2001

                                                     INDIVIDUAL GRANTS                          POTENTIAL REALIZABLE
                                ------------------------------------------------------------      VALUE AT ASSUMED
                                 NUMBER OF    PERCENT OF TOTAL                                  ANNUAL RATES OF STOCK
                                SECURITIES        OPTIONS        EXERCISE                      PRICE APPRECIATION FOR
                                UNDERLYING       GRANTED TO       OR BASE                            OPTION TERM
                                  OPTIONS       EMPLOYEES IN       PRICE                       -----------------------
NAME                            GRANTED (#)     FISCAL YEAR      ($/SHARE)   EXPIRATION DATE    5% ($)       10% ($)
----                            -----------   ----------------   ---------   ---------------   ---------   -----------
David A. Jones................    50,000             5.8          $14.50        9/30/2010      $455,950    $1,155,450
Kent J. Hussey................    50,000             5.8          $14.50        9/30/2010      $455,950    $1,155,450
Luis A. Cancio................    50,000             5.8          $14.50        9/30/2010      $455,950    $1,155,450
Stephen P. Shanesy............    50,000             5.8          $14.50        9/30/2010      $455,950    $1,155,450
Merrell M. Tomlin.............    50,000             5.8          $14.50        9/30/2010      $455,950    $1,155,450

    The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN FISCAL 2001 AND FISCAL YEAR-END OPTION VALUES

                                                          NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                         UNDERLYING UNEXERCISED             IN-THE-MONEY
                              SHARES                           OPTIONS AT                    OPTIONS AT
                             ACQUIRED       VALUE          FISCAL YEAR END (#)         FISCAL YEAR END ($)(1)
NAME                        ON EXERCISE   REALIZED $   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
----                        -----------   ----------   ---------------------------   ---------------------------
David A. Jones............    403,396     $5,722,200      325,865/232,316              $3,538,894/$2,017,452
Kent J. Hussey............    100,000     $1,418,500      106,747/149,112                523,181/532,477
Luis A. Cancio............         --             --       53,125/146,875                    0/37,500
Stephen P. Shanesy........     55,355     $  785,200       53,553/115,039                388,821/284,989
Merrell M. Tomlin.........     65,184     $  924,600       43,724/115,039                282,078/284,989

------------------------

(1) These values are calculated using the $15.25 per share closing price of the Common Stock as quoted on the NYSE on September 30, 2001.

PENSION PLAN

    In fiscal 1997 we contributed to a defined benefit pension plan covering all domestic non-union employees (the "Pension Plan"). On August 1, 1997 the Pension Plan accruals were frozen and the Pension Plan was officially terminated on October 1, 1997. We made no contributions to the Pension Plan during fiscal 1999, 2000 or 2001. Distribution of benefits due to participating employees under the Pension Plan was made during fiscal 1999. In fiscal 1999, 2000 and 2001, we contributed to a defined contribution 401(k) plan covering domestic non-union employees (the "401(k) Plan"). We made contributions allocated on the basis of compensation and age as identified in the summary compensation table.

DIRECTOR COMPENSATION

    Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors of the Company are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. Messrs. Lupo and Pellegrino received $5,000 per quarterly meeting in their capacities as directors for fiscal year 2001, plus $1,000 for each of the four Board of Director meetings they attended. In addition, each received $500 for each Board Committee meetings he attended. Commencing July 2001,
Mr. Shepherd began receiving the same compensation as Messrs. Lupo and Pellegrino for attending Board of Director and Board Committee meetings. Messrs. Schoen and Smith receive no fees in their capacities as directors. However, as described in "Certain Relationships and Related Transactions", Thomas H. Lee Company, an affiliate of Thomas H. Lee Partners, L.P., of which Messrs. Schoen and Smith are managing directors and Mr. Shepherd is formerly a managing director and currently a special partner, receives fees from us for consulting and management advisory services.

EMPLOYMENT AGREEMENTS

    We have an employment agreement with each of the Named Executive Officers. On October 1, 2000, we entered into amended and restated employment agreements with David A. Jones (the "Jones Employment Agreement") and Kent J. Hussey (the "Hussey Employment Agreement"), as well as employment agreements with each of Luis A. Cancio, Stephen P. Shanesy and Merrell M. Tomlin (together with the Jones Employment Agreement and the Hussey Employment Agreement, the "Executive Employment Agreements").

    Each of the Executive Employment Agreements:

    - has a term of three years, expiring on September 30, 2003, and, except for the Jones Employment Agreement, provides for automatic renewal for successive one-year periods unless terminated earlier upon 90-days' written notice by either the respective Named Executive Officer or us;

    - provides that the Named Executive Officer has the right to resign and terminate his respective Executive Employment Agreement at any time upon 60-days' notice. Upon such resignation, we must pay any unpaid base salary through the date of termination to the resigning Named Executive Officer;

    - except in the case of the Jones Employment Agreement, provides that upon termination of the Named Executive Officer's employment without cause or for death or disability, we will pay to the terminated Named Executive Officer, or such Named Executive Officer's estate, two times the Named Executive Officer's base salary and annual bonus, to be paid out over the following twelve months. In addition, each Named Executive Officer shall be entitled to receive insurance and other benefits for the greater of 24 months or the remainder of the term;

    - provides us with the right to terminate the Named Executive Officer's employment for "cause" (as defined therein), in which event we shall be obligated to pay to the terminated Named Executive Officer any unpaid base salary accrued through the date of termination; and

    - provides that, during the term of the agreement or the period of time served as an employee or director, and for one year thereafter, the Named Executive Officer shall not engage in or have any business which is involved in the industries in which we are engaged.

    Under their respective employment agreements, Mr. Jones is entitled to a base salary of $550,000 per annum, Mr. Hussey is entitled to a base salary of $385,000 per annum, Mr. Shanesy and Mr. Tomlin are each entitled to a base salary of $290,000 per annum and Mr. Cancio is entitled to a base salary of $275,000 per annum (such base salaries may be increased from time to time at the discretion of the Board of Directors) and each Named Executive Officer is entitled to an annual bonus based upon our achieving certain annual performance goals established by the Board of Directors.

    In addition, pursuant to the Jones Employment Agreement, Mr. Jones was paid a bonus of $400,000 in October 2000 as compensation for past services and will be paid an additional bonus of $400,000 on September 30, 2003. In addition, the Jones Employment Agreement provides that Mr. Jones will be granted the option to purchase his Rayovac-owned home for a nominal amount on April 30, 2003. In the event of a "sale" of Rayovac (as defined in the Jones Employment Agreement), Mr. Jones' right to receive the September 30, 2003 bonus and his right to acquire his Rayovac-owned home shall accelerate to the date of the "sale". Pursuant to the Jones Employment Agreement, Mr. Jones purchased 227,895 shares of Common Stock at approximately $4.39 per share in connection with our 1996 recapitalization. One-half of the purchase price for those shares was paid in cash and one-half was paid with a promissory note from Mr. Jones will receive additional salary at an initial rate of $35,000 annually as long as the Jones Equity Note remains outstanding.

    The Jones Employment Agreement further provides that, upon termination of Mr. Jones' employment due to death or disability, we will pay him or his estate his base salary for the next 24 months following termination and we will continue to pay him or his estate two times the pro rata portion of his annual bonus. In addition, we will continue to pay him his additional salary at an initial rate of $35,000 annually, as long as the Jones Equity Note is outstanding, for the duration of the term of his agreement, and he shall be entitled to insurance and other specified benefits for the greater of 24 months or the remainder of the term. In the event Mr. Jones is terminated "without cause" (as defined in the Jones Employment Agreement), he shall continue to be paid his annual bonus for the greater of 24 months or the remainder of the term. Mr. Jones shall also be entitled to receive additional salary at an initial rate of $35,000 annually, as long as the Jones Equity Note is outstanding, and insurance and other benefits for the greater of 24 months or the remainder of the term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 2001, the Compensation Committee of the Board of Directors was comprised of Scott A. Schoen, Thomas R. Shepherd and Warren C. Smith, Jr. No member of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. No member of our Compensation Committee serves a member of the board of directors or compensation committee of any entity that has one of more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 31, 2001 by:

    - each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock;

    - each of our directors and each named executive officer (as defined herein); and

    - all of our current directors and executive officers as a group.

    This information is based upon information received from or on behalf of the individuals named herein.

    Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 32,042,446 shares of Common Stock outstanding as of the close of business on October 31, 2001. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of October 31, 2001, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                                              NUMBER OF
                                                              NUMBER        SHARES SUBJECT
NAMES AND ADDRESS OF BENEFICIAL OWNER                       OF SHARES       TO OPTIONS(1)    PERCENT
-------------------------------------                       ----------      --------------   --------
Thomas H. Lee Equity Fund III, L.P.(2)
  75 State Street, Ste. 2600
  Boston, MA 02109........................................   6,350,259               --        19.8%
Thomas H. Lee Foreign Fund III, L.P.(2)
  75 State Street, Ste. 2600
  Boston, MA 02109........................................     393,383               --         1.2
THL-CCI Limited Partnership(3)
  75 State Street, Suite 2600
  Boston, MA 02109........................................     666,717               --         2.1
David A. Jones............................................      74,997 (4)      516,431         1.8
Kent J. Hussey............................................      82,091 (5)      165,075           *
Stephen P. Shanesy........................................      33,138 (6)       90,967           *
Merrell M. Tomlin.........................................      32,700 (7)       81,138           *
Luis A. Cancio............................................      35,424 (8)       61,375           *
Scott A. Schoen(2)(9).....................................      33,271               --           *
Thomas R. Shepherd(2)(9)..................................      16,750            5,000           *
Warren C. Smith, Jr.(2)(9)................................      27,942               --           *
John S. Lupo..............................................       2,500           10,000           *
Philip F. Pellegrino......................................       2,000            7,000           *
All directors and executive officers of the Company as a
  group (13 persons)......................................     422,931(10)    1,191,537         4.9

------------------------

* Indicates less than 1% of the total number of outstanding shares of Common Stock.

(1) Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of October 31, 2001.

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

(4) Includes 68,904 restricted shares of which restrictions have lapsed on 5,839 shares as of October 31, 2001 and 4,102 shares held in the Company's 401(k) plan. It also includes 1,891 shares representing Mr. Jones' proportional interest in the THL Fund, shares of which Mr. Jones disclaims beneficial ownership.

(5) Includes 48,234 restricted shares of which restrictions have lapsed on 4,088 shares as of October 31, 2001 and 914 shares held in the Company's 401(k) plan.

(6) Represents restricted shares of which restrictions have lapsed on 2,579 shares as of October 31, 2001.

(7) Represents restricted shares of which restrictions have lapsed on 2,433 shares as of October 31, 2001.

(8) Includes 31,387 restricted shares of which restrictions have lapsed on 2,433 shares as of October 31, 2001 and 1,137 shares held in the Company 401(k) plan.

(9) Represents the proportional interest of such individual in THL-CCI Limited Partnership. In the case of Mr. Smith, share amounts also include 6,258 shares which Mr. Smith may be deemed to beneficially own as a result of Mr. Smith's childrens' proportional beneficial interest in THL-CCI Limited Partnership.

(10) Includes 277,137 restricted shares of which restrictions have lapsed on 22,238 shares as of October 31, 2001 and 11,097 shares held in the Company's 401(k) plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with our recapitalization in 1996, we entered into a Management Agreement with Thomas H. Lee Company (which, together with its affiliates, owns approximately 23.1% of the outstanding Common Stock as of October 31, 2001) pursuant to which Thomas H. Lee Company provides consulting and management advisory services to us for an initial period of five years through September 12, 2001 with the term renewable on a year to year basis thereafter. In consideration of the consulting and management advisory services provided under the Management Agreement, we pay Thomas H. Lee Company a management fee. We believe that the Management Agreement is on terms no less favorable to us than could have been obtained from an independent third party.

    In addition to the Jones Equity Note, we hold various promissory notes described below (together with the Jones Equity Note, the "Executive Notes") from each of the Named Executive Officers.

    In connection with their purchase of shares of Common Stock upon joining Rayovac, Messrs. Tomlin and Shanesy executed five-year promissory notes dated March 17, 1997 in principal amounts of $60,000 and $80,000, respectively, with interest payable at 8% per annum. In connection with the exercise of options to purchase shares of our Common Stock, Messrs. Tomlin and Shanesy executed five-year promissory notes dated July 31 and August 1, 1997, respectively, in principal amounts of $50,000, and $20,000, respectively, with interest payable at 8% per annum. In connection with the exercise of options to purchase shares of our Common Stock Mr. Shanesy executed a five-year promissory note dated September 16, 1997 in the principal amount of $30,002, with interest payable at 8% per annum.

    On July 20, 2000, the Board of Directors authorized additional loans to Messrs. Jones, Hussey, Shanesy, Tomlin and Cancio of up to the aggregate principal amounts of $1,950,000, $800,000, $200,000, $500,000 and $200,000,
respectively. As of September 30, 2001, Messrs. Jones, Hussey and Cancio had each executed a promissory note and had drawn aggregate principal amounts of $1,700,000, $500,000 and $200,000, respectively, under the authorized loan program. Interest on these promissory notes is to be adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. Each of these promissory notes is secured by a security interest in shares of our Common Stock (including vested options) owned by the respective borrower.

    The largest aggregate amount of indebtedness outstanding at any time during fiscal 2001 for each of the Named Executive Officers was as follows: Mr. Jones, $2,200,000; Mr. Hussey, $700,000; Mr. Shanesy, $130,002; Mr. Tomlin, $110,000;
and Mr. Cancio, $200,000. The aggregate amount of indebtedness outstanding as of September 30, 2001, for each of the Named Executive Officers is as follows:
Mr. Jones, $2,200,000; Mr. Hussey, $500,000; Mr. Shanesy, $130,002; Mr. Tomlin,
$110,000; and Mr. Cancio, $200,000.

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

    (b) Reports on Form 8-K: The Company has filed the following reports on Form 8-K during the fiscal year ended September 30, 2001:

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

Consolidated Statements of Cash Flows.......................  F-7

Notes to Consolidated Financial Statements..................  F-8

Independent Auditors' Report................................  II-1

Schedule II Valuation and Qualifying Accounts...............  II-2

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Rayovac Corporation:

    We have audited the accompanying consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and subsidiaries as of September 30, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
                                          KPMG LLP

Milwaukee, Wisconsin
November 2, 2001

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          SEPTEMBER 30, 2000 AND 2001

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                2000        2001
                                                              ---------   ---------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $   9,757   $  11,358
  Receivables:
  Trade accounts receivable, net of allowance for doubtful
    receivables of $1,020 and $2,139, respectively..........    147,767     182,326
  Other.....................................................      5,900       7,802
  Inventories...............................................    100,676      91,311
  Deferred income taxes.....................................      6,074       9,831
  Prepaid expenses and other................................     20,996      21,843
                                                              ---------   ---------
      Total current assets..................................    291,170     324,471
                                                              ---------   ---------
Property, plant and equipment, net..........................    111,897     107,257
Deferred charges and other..................................     33,781      32,617
Intangible assets...........................................    122,114     119,074
Debt issuance costs.........................................     10,054       4,463
                                                              ---------   ---------
  Total assets..............................................  $ 569,016   $ 587,882
                                                              =========   =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $  44,815      24,436
  Accounts payable..........................................     97,857     103,373
    Accrued liabilities:
      Wages and benefits....................................     12,012       7,178
      Accrued interest......................................      5,790       1,930
      Other special charges.................................        978       5,883
      Other.................................................     25,028      23,124
                                                              ---------   ---------
        Total current liabilities...........................    186,480     165,924
Long-term debt, net of current maturities...................    272,815     233,541
Employee benefit obligations, net of current portion........     15,365      19,648
Deferred income taxes.......................................      8,242       7,428
Other.......................................................      5,418       3,756
                                                              ---------   ---------
      Total liabilities.....................................    488,320     430,297
                                                              ---------   ---------
Shareholders' equity:
  Common stock, $.01 par value, authorized 150,000 shares;
    issued 57,101 and 61,579 shares, respectively;
    outstanding 27,570 and 32,043 shares, respectively......        571         616
  Additional paid-in capital................................    104,197     180,752
  Retained earnings.........................................    108,450     119,984
  Accumulated other comprehensive income (loss).............        650      (6,868)
  Notes receivable from officers/shareholders...............     (3,190)     (3,665)
                                                              ---------   ---------
                                                                210,678     290,819
Less treasury stock, at cost, 29,531 and 29,536 shares,
  respectively..............................................   (129,982)   (130,070)
Less unearned restricted stock compensation.................         --      (3,164)
                                                              ---------   ---------
      Total shareholders' equity............................     80,696     157,585
                                                              ---------   ---------
      Total liabilities and shareholders' equity............  $ 569,016   $ 587,882
                                                              =========   =========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                1999       2000       2001
                                                              --------   --------   --------
Net sales...................................................  $555,064   $693,339   $675,492
Cost of goods sold..........................................   293,858    358,226    346,010
Special charges.............................................     1,300         --     22,103
                                                              --------   --------   --------
Gross profit................................................   259,906    335,113    307,379
Operating expenses:
  Selling...................................................   150,985    184,473    192,264
  General and administrative................................    37,366     50,546     48,351
  Research and development..................................     9,785     10,763     12,191
  Special charges...........................................     8,132         --        204
                                                              --------   --------   --------
                                                               206,268    245,782    253,010
                                                              --------   --------   --------
Income from operations......................................    53,638     89,331     54,369
Interest expense............................................    16,354     30,626     27,189
Other (income) expense, net.................................      (314)       753      1,094
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........    37,598     57,952     26,086
Income tax expense..........................................    13,462     19,602      9,225
                                                              --------   --------   --------
Income before extraordinary item............................    24,136     38,350     16,861
Extraordinary item, loss on early extinguishment of debt,
  net of income tax benefit of $3,260.......................        --         --     (5,327)
                                                              --------   --------   --------
Net income..................................................  $ 24,136   $ 38,350   $ 11,534
                                                              ========   ========   ========
Basic net income per common share:
  Income before extraordinary item..........................  $   0.88   $   1.39   $   0.59
  Extraordinary item........................................        --         --      (0.19)
                                                              --------   --------   --------
Net income..................................................  $   0.88   $   1.39   $   0.40
                                                              ========   ========   ========
Weighted average shares of common stock outstanding.........    27,486     27,504     28,746
                                                              --------   --------   --------
Diluted net income per common share:
  Income before extraordinary item..........................  $   0.83   $   1.32   $   0.57
  Extraordinary item........................................        --         --      (0.18)
                                                              --------   --------   --------
Net income..................................................  $   0.83   $   1.32   $   0.39
                                                              ========   ========   ========
Weighted average shares of common stock and equivalents
  outstanding...............................................    29,233     29,069     29,702
                                                              --------   --------   --------

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                                 (IN THOUSANDS)

                                                                1999       2000       2001
                                                              --------   --------   --------
Net income..................................................  $24,136    $38,350    $11,534
Other comprehensive income:
  Foreign currency translation adjustment...................      166     (1,964)    (1,141)
  Cumulative effect of accounting change, net of tax effect
    of ($167)...............................................       --         --       (150)
  Loss on derivative instruments and available for sale
    securities, net of tax effect of ($1,973)...............       --         --     (2,929)
  Minimum pension liability adjustment, net of tax effect of
    $120, $223, and ($1,776), respectively..................      222        415     (3,298)
                                                              -------    -------    -------
Comprehensive income, net of tax............................  $24,524    $36,801    $ 4,016
                                                              =======    =======    =======

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                                         ACCUMULATED OTHER COMPREHENSIVACCUMULATED
                                                                                      ---------------------------------------------
                                                                                                       UNRECOGNIZED
                                                                                        FOREIGN     LOSS ON DERIVATIVE    MINIMUM
                                           COMMON STOCK       ADDITIONAL               CURRENCY      INSTRUMENTS AND      PENSION
                                        -------------------    PAID-IN     RETAINED   TRANSLATION   AVAILABLE FOR SALE   LIABILITY
                                         SHARES     AMOUNT     CAPITAL     EARNINGS   ADJUSTMENT        SECURITIES       ADJUSTMENT
                                        --------   --------   ----------   --------   -----------   ------------------   ----------
Balances at September 30, 1998........   27,471      $569      $103,304    $ 45,964     $2,500            $    --         $  (689)
                                                                                                               --
Net income............................       --        --            --      24,136         --                 --              --
Sale of common stock by trust.........       --        --            --          --         --                 --              --
Treasury stock acquired...............      (20)       --            --          --         --                 --              --
Exercise of stock options.............       39         1           273          --         --                 --              --
Adjustment of additional minimum
  pension liability...................       --        --            --          --         --                 --             222
Translation adjustment................       --        --            --          --        166                 --              --
Unrealized (gain)/loss on stock held
  in trust............................       --        --            --          --         --                 --              --
                                         ------      ----      --------    --------     ------            -------         -------
Balances at September 30, 1999........   27,490       570       103,577      70,100      2,666                 --            (467)
                                                                                                               --
Net income............................       --        --            --      38,350         --                 --              --
Treasury stock acquired...............      (51)       --            --          --         --                 --              --
Exercise of stock options.............      131         1           620          --         --                 --              --
Notes receivable from officers/
  shareholders........................       --        --            --          --         --                 --              --
Adjustment of additional minimum
  pension liability...................       --        --            --          --         --                 --             415
Translation adjustment................       --        --            --          --     (1,964)                --              --
                                         ------      ----      --------    --------     ------            -------         -------
Balances at September 30, 2000........   27,570       571       104,197     108,450        702                 --             (52)
                                                                                                               --
Net income............................       --        --            --      11,534         --                 --              --
Sale of common stock..................    3,500        35        64,144          --         --                 --              --
Issuance of restricted stock..........      277         3         4,743          --         --                 --              --
Treasury stock acquired...............       (5)       --            --          --         --                 --              --
Exercise of stock options.............      701         7         7,668          --         --                 --              --
Notes receivable from officers/
  shareholders........................       --        --            --          --         --                 --              --
Amortization of unearned
  compensation........................       --        --            --          --         --                 --              --
Adjustment of additional minimum
  pension liability...................       --        --            --          --         --                 --          (3,298)
Translation adjustment................       --        --            --          --     (1,141)                --              --
Cumulative effect of accounting
  change..............................       --        --            --          --         --               (150)             --
Net loss on derivative instruments and
  available for sale securities.......       --        --            --          --         --             (2,929)             --
                                         ------      ----      --------    --------     ------            -------         -------
Balances at September 30, 2001........   32,043      $616      $180,752    $119,984     $ (439)           $(3,079)        $(3,350)
                                         ======      ====      ========    ========     ======            =======         =======

                                                        ACCUMULATED OTHER COMPREHENSIVE INCOME
                                                        -----------------------
                                                                                     NOTES
                                                           MINIMUM                 RECEIVABLE
                                                           PENSION                    FROM        STOCK
                                                          LIABILITY                OFFICERS/     HELD IN      UNEARNED
                                                          ADJUSTMENT    TOTAL     SHAREHOLDERS    TRUST     COMPENSATION
                                                          ----------   --------   ------------   --------   ------------
Balances at September 30, 1998........                                 $ 1,811      $  (890)      $(412)      $    --
                                                                                                                   --
Net income............................                                      --           --          --            --
Sale of common stock by trust.........                                      --           --         394            --
Treasury stock acquired...............                                      --           --          --            --
Exercise of stock options.............                                      --           --          --            --
Adjustment of additional minimum
  pension liability...................                                     222           --          --            --
Translation adjustment................                                     166           --          --            --
Unrealized (gain)/loss on stock held
  in trust............................                                      --           --          18            --
                                                                       -------      -------       -----       -------
Balances at September 30, 1999........                                   2,199         (890)         --            --
                                                                                                                   --
Net income............................                                      --           --          --            --
Treasury stock acquired...............                                      --           --          --            --
Exercise of stock options.............                                      --           --          --            --
Notes receivable from officers/
  shareholders........................                                      --       (2,300)         --            --
Adjustment of additional minimum
  pension liability...................                                     415           --          --            --
Translation adjustment................                                  (1,964)          --          --            --
                                                                       -------      -------       -----       -------
Balances at September 30, 2000........                                     650       (3,190)         --            --
                                                                                                                   --
Net income............................                                      --           --          --            --
Sale of common stock..................                                      --           --          --            --
Issuance of restricted stock..........                                      --           --          --        (4,746)
Treasury stock acquired...............                                      --           --          --            --
Exercise of stock options.............                                      --           --          --            --
Notes receivable from officers/
  shareholders........................                                      --         (475)         --            --
Amortization of unearned
  compensation........................                                      --           --          --         1,582
Adjustment of additional minimum
  pension liability...................                                  (3,298)          --          --            --
Translation adjustment................                                  (1,141)          --          --            --
Cumulative effect of accounting
  change..............................                                    (150)          --          --            --
Net loss on derivative instruments and
  available for sale securities.......                                  (2,929)          --          --            --
                                                                       -------      -------       -----       -------
Balances at September 30, 2001........                                 $(6,868)     $(3,665)      $  --       $(3,164)
                                                                       =======      =======       =====       =======


                                                        TOTAL
                                        TREASURY    SHAREHOLDERS'
                                          STOCK        EQUITY
                                        ---------   -------------
Balances at September 30, 1998........  $(128,472)    $ 21,874

Net income............................         --       24,136
Sale of common stock by trust.........         --          394
Treasury stock acquired...............       (624)        (624)
Exercise of stock options.............         --          274
Adjustment of additional minimum
  pension liability...................         --          222
Translation adjustment................         --          166
Unrealized (gain)/loss on stock held
  in trust............................         --           18
                                        ---------     --------
Balances at September 30, 1999........   (129,096)      46,460

Net income............................         --       38,350
Treasury stock acquired...............       (886)        (886)
Exercise of stock options.............         --          621
Notes receivable from officers/
  shareholders........................         --       (2,300)
Adjustment of additional minimum
  pension liability...................         --          415
Translation adjustment................         --       (1,964)
                                        ---------     --------
Balances at September 30, 2000........   (129,982)      80,696

Net income............................         --       11,534
Sale of common stock..................         --       64,179
Issuance of restricted stock..........         --           --
Treasury stock acquired...............        (88)         (88)
Exercise of stock options.............         --        7,675
Notes receivable from officers/
  shareholders........................         --         (475)
Amortization of unearned
  compensation........................         --        1,582
Adjustment of additional minimum
  pension liability...................         --       (3,298)
Translation adjustment................         --       (1,141)
Cumulative effect of accounting
  change..............................         --         (150)
Net loss on derivative instruments and
  available for sale securities.......         --       (2,929)
                                        ---------     --------
Balances at September 30, 2001........  $(130,070)    $157,585
                                        =========     ========

          See accompanying notes to consolidated financial statements.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 YEARS ENDED SEPTEMBER 30, 1999, 2000 AND 2001

                                 (IN THOUSANDS)

                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  24,136   $  38,350   $  11,534
  Adjustments to reconcile net income to net cash provided
    (used) by operating activities:
  Extraordinary item, loss on early retirement of debt......         --          --       8,587
  Amortization..............................................      3,079       6,309       5,608
  Depreciation..............................................     11,890      16,024      17,667
  Deferred income taxes.....................................      1,038       2,905      (3,751)
  Non-cash restructuring charges............................         --          --       9,958
  Stock option income tax benefit...........................        171         625       4,348
  Amortization of unearned restricted stock compensation....         --          --       1,582
  Loss (gain) on disposal of fixed assets...................        162      (1,297)        187
Changes in assets and liabilities, net of businesses
  acquired:
  Accounts receivable.......................................    (29,267)    (15,697)    (37,814)
  Inventories...............................................     (4,667)    (20,344)      5,168
  Prepaid expenses and other assets.........................     (9,075)     (5,416)     (1,657)
  Accounts payable and accrued liabilities..................     14,816      16,530      (8,253)
  Accrued special charges...................................        999      (5,147)      4,883
                                                              ---------   ---------   ---------
Net cash provided by operating activities...................     13,282      32,842      18,047
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of property, plant and equipment................    (24,113)    (18,996)    (19,693)
  Investments in available for sale securities..............         --          --        (797)
  Proceeds from sale of property, plant and equipment.......         26       1,051         863
  Proceeds from sale of investments.........................         --          --       1,354
  Payment for acquisitions, net of cash acquired............   (145,076)         --          --
                                                              ---------   ---------   ---------
Net cash used by investing activities.......................   (169,163)    (17,945)    (18,273)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Reduction of debt.........................................   (102,974)   (215,394)   (416,699)
  Proceeds from debt financing..............................    275,125     203,189     421,914
  Debt issuance costs.......................................     (5,904)         --          --
  Proceeds from direct financing lease......................        200          --          --
  Loans of notes receivable from officers/shareholders......         --      (2,300)       (475)
  Issuance of stock.........................................         --          --      64,179
  Acquisition of treasury stock.............................       (390)       (886)        (88)
  Exercise of stock options.................................         40         621       3,327
  Extinguishment of debt....................................         --          --     (69,652)
  Payments on capital lease obligation......................       (794)     (1,233)       (837)
                                                              ---------   ---------   ---------
  Net cash provided (used) by financing activities..........    165,303     (16,003)      1,669
                                                              ---------   ---------   ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................         49        (202)        158
                                                              ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents........      9,471      (1,308)      1,601
Cash and cash equivalents, beginning of period..............      1,594      11,065       9,757
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $  11,065   $   9,757   $  11,358
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $  12,837   $  27,691   $  28,938
  Cash paid for income taxes................................     11,114      14,318       8,166

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

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

    (A) PRINCIPLES OF CONSOLIDATION AND FISCAL YEAR END

        The consolidated financial statements include the financial statements of Rayovac Corporation and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 1999, 2000 and 2001 refer to the fiscal years ended
        September 30, 1999, 2000 and 2001.

    (B) REVENUE RECOGNITION

        The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product is passed. The Company is not obligated to allow for returns.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition". An amendment in June 2000 delayed the effective date until the Company's fourth quarter of fiscal 2001. The adoption of SAB 101 did not have an impact on the consolidated financial statements.

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

       At the beginning of 2000, the Company made certain changes in accounting estimates including a change in the estimated useful life of permanent fixtures provided to retail outlets which will now be amortized over an estimated useful life of one to two years rather than expensed when shipped. In addition, the Company began expensing maintenance materials when used rather than when purchased. These changes in estimates increased 2000 and 2001 net income by $2,500 and $3,200 versus 1999, respectively.

    (D) CASH EQUIVALENTS

        For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    (E) CONCENTRATIONS OF CREDIT RISK, MAJOR CUSTOMERS AND EMPLOYEES

        The Company has one customer that represented over 10% of its net sales. The Company derived 20%, 21% and 26% of its net sales from this customer during 1999, 2000 and 2001, respectively.

       A significant number of the Company's factory employees are represented by labor unions. The Company believes its relationship with its employees is good and there have been no work stoppages involving Company employees since 1981 in North America and since 1991 in the United Kingdom.

       The Company has entered into collective bargaining agreements with expiration dates as follows:

LOCATION                                                      EXPIRATION DATE
--------                                                      ---------------
Washington, UK Production...................................  November 2001
Mexico City, Mexico.........................................  February 2002
Portage, WI.................................................  July 2002
Hayward, CA.................................................  June 2002
Madison, WI.................................................  August 2003
Guatemala City, Guatemala...................................  March 2004
Fennimore, WI...............................................  March 2005

       Approximately 45% of the total labor force is covered by collective bargaining agreements. Bargaining agreements that expire in 2002 represent approximately 16% of the total labor force. Negotiations are ongoing to extend the agreement covering approximately 90 employees at our Washington, UK production facility. The existing agreement provides for automatic weekly renewals and the Company anticipates an agreement will be finalized in the second quarter of fiscal 2002.

    (F) DISPLAYS AND FIXTURES

        The costs of temporary displays are capitalized and recorded as a prepaid asset and charged to expense when shipped to a customer location. Permanent fixtures are capitalized as deferred charges and amortized over an estimated useful life of one to two years.

    (G) INVENTORIES

        Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 78% and 83% of the inventories at September 30, 2000 and 2001, respectively. Costs for other inventories have been determined primarily using the average cost method.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    (H) PROPERTY, PLANT AND EQUIPMENT

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

    (K) ACCOUNTS PAYABLE

        Included in accounts payable at September 30, 2000 and 2001, is approximately $2,546 and $16,464, respectively, of book overdrafts on disbursement accounts which were replenished when checks were presented for payment.

    (L) INCOME TAXES

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (M) FOREIGN CURRENCY TRANSLATION

        Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Exchange losses on foreign currency transactions aggregating $708, $1,334 and $2,091 for 1999, 2000 and 2001, respectively, are included in other (income) expense, net, in the Consolidated Statements of Operations.

    (N) SHIPPING AND HANDLING COSTS

        The Company incurred shipping and handling costs of $20,455, $27,040 and $30,054 in 1999, 2000 and 2001, respectively, which are included in selling expense.

    (O) ADVERTISING COSTS

        The Company incurred expenses for advertising of $33,292, $34,011 and $33,416 in 1999, 2000 and 2001, respectively. The Company expenses advertising production costs the first time the advertising takes place.

    (P) RESEARCH AND DEVELOPMENT COSTS

        Research and development costs are charged to expense in the year they are incurred.

    (Q) NET INCOME PER COMMON SHARE

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
       Net income per common share is calculated based upon the following shares:

                                                        1999       2000       2001
                                                      --------   --------   --------
Basic...............................................   27,486     27,504     28,746
Effect of restricted stock and assumed conversion of
  stock options.....................................    1,747      1,565        956
                                                       ------     ------     ------
Diluted.............................................   29,233     29,069     29,702
                                                       ======     ======     ======

    (R) DERIVATIVE FINANCIAL INSTRUMENTS

        Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

       The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the twelve month period ended September 30, 2001, $925 of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At September 30, 2001, the Company had a series of interest rate swap agreements outstanding which effectively fix the interest rate on floating rate debt at a rate of 6.404% for a notional principal amount of $75,000 through October 2002 and a series of interest rate swap agreements outstanding which effectively fix the interest rate on floating rate debt at a rate of 4.99% for a notional principal amount of $25,000 through December 2001. The derivative net losses on these contracts recorded in OCI at September 30, 2001 was an after-tax loss of $1,780.

       The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of intercompany purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivate hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the twelve month period ended September 30, 2001, $17 of pretax derivative gains were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. During the twelve month period ended September 30, 2001, $994 of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At September 30, 2001, the Company had a series of forward and swap contracts outstanding with a contract value of $2,236. The derivative net gain on these contracts recorded in OCI at September 30, 2001 was an after-tax gain of $40.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
       The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. The Company has entered into a series of forward contracts through October 2001 to hedge the exposure from a firm commitment to purchase certain battery manufacturing equipment denominated in Japanese Yen. During the twelve month period ended September 30, 2001, $63 of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment and $63 of pretax gains were recorded as an adjustment to earnings for changes in fair value of this firm purchase commitment. During the twelve month period ended September 30, 2001 $505 of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment that were settled at maturity and $505 of pretax gains were recorded as an adjustment to earnings for payments made against this firm purchase commitment. At September 30, 2001, the outstanding forward contract for this firm purchase commitment had a contract value of $1,065.

       The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. During the twelve month period ended September 30, 2001, $1,399 of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At September 30, 2001, the Company had a series of swap contracts outstanding through September 2002 with a contract value of $10,870. The derivative net losses on these contracts recorded in OCI at September 30, 2001 was an after-tax loss of $1,352.

    (S) FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments approximate the fair value of those instruments due to their nature.

    (T) ENVIRONMENTAL EXPENDITURES

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

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
    (U) RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform with the current year presentation.

    (V) ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

        Effective October 1, 2000, the Company adopted Financial Accounting Standards Board Statement (FASB) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

       The adoption of Statement No. 133 resulted in a pre-tax reduction to OCI of $317 ($150 after tax). The reduction to OCI is primarily attributable to losses of approximately $500 for foreign exchange forward cash flow hedges partially offset by gains of approximately $200 on interest rate swap cash flow hedges. (See also footnote 2(r)).

       In January 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue 3 of EITF 00-22, "Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future". Issue 3 addresses the recognition, measurement, and income statement classification for offers to a customer to rebate or refund a specified amount of cash that may be redeemed if the customer completes a specified volume of transactions. The consensus was effective for quarters ending after February 15, 2001. The Company adopted the consensus reached on Issue 3, in the second fiscal quarter of 2001. The adoption and subsequent restatement of the 1999 and 2000 periods resulted in the reclassification of certain selling expenses as a reduction in revenue of $9,238 and $10,594, respectively. The reclassifications had no impact on pre-tax income, net income, or earnings per share.

       In September 2000, the EITF reached a consensus on Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs". The Company adopted this consensus in the fourth quarter of Fiscal 2001. The adoption of EITF Issue No. 00-10 did not have a material impact on the consolidated financial statements. (See also footnote 2(n)).

    (W) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

        In May 2000, the EITF reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) free products. In July 2001, the EITF delayed the implementation of EITF
        00-14 until no later than quarters beginning after December 15, 2001. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The impact of this consensus on the Company's consolidated financial statements is still being evaluated. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements other than the reclassification of certain selling expenses to cost of sales or a reduction of revenue.

       In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The Company does not currently believe its adoption will have a material impact on the consolidated financial statements, other than the reclassification of certain selling expenses to cost of sales or a reduction in revenue.

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (Statement) 141, BUSINESS COMBINATIONS, and Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

       The Company is required to adopt the provisions of Statement 141 immediately, and will adopt Statement 142 effective October 1, 2001. Statement 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Adoption of Statement 142 requires the Company to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by December 31, 2001. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142.

       As of October 1, 2001, the Company has unamortized goodwill of approximately $30,400 million and unamortized identifiable intangible assets of approximately $88,700 million, all of which is subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $1,000, $1,600, and $800 for fiscal

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(2) SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED)
       2001, 2000, and 1999, respectively. Amortization expense related to tradenames was approximately $2,300, $2,300, and $400 for fiscal 2001, 2000, and 1999, respectively. Management is currently evaluating the impact of adoption on the consolidated financial statements.

       In August 2001, FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt no later than its fiscal year beginning October 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

       In October 2001, the FASB Issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. The Company is required to adopt no later than its fiscal year beginning October 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

(3) INVENTORIES

    Inventories consist of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Raw material................................................  $ 31,355   $24,271
Work-in-process.............................................    11,650    14,015
Finished goods..............................................    57,671    53,025
                                                              --------   -------
                                                              $100,676   $91,311
                                                              ========   =======

(4) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Land, building and improvements.............................  $ 37,638   $ 34,350
Machinery, equipment and other..............................   168,068    175,724
Construction in process.....................................    23,159     11,271
                                                              --------   --------
                                                               228,865    221,345
Less accumulated depreciation...............................   116,968    114,088
                                                              --------   --------
                                                              $111,897   $107,257
                                                              ========   ========

    Machinery, equipment and other includes capitalized leases, net of amortization, totaling $1,283 and $1,242 at September 30, 2000 and 2001, respectively.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(5) INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Excess cost over fair value of assets acquired (goodwill)...  $ 33,878   $ 33,878
Trade name..................................................    90,000     90,000
Non-competition agreement...................................       730        700
Underfunded pension.........................................     2,660      3,081
Proprietary technology......................................       525        525
                                                              --------   --------
                                                               127,793    128,184
Less: Accumulated amortization..............................     5,679      9,110
                                                              --------   --------
                                                              $122,114   $119,074
                                                              ========   ========

(6) DEBT

    Debt consists of the following:

                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       2001
                                                              --------   --------
Revolving credit facility...................................  $175,700   $213,200
Term loan facility..........................................    62,830     34,365
Series B Senior Subordinated Notes, due November 1, 2006,
  with interest at 10 1/4% payable semi-annually............    65,000        239
Capitalized lease obligations...............................     1,019      1,098
Notes and obligations, weighted average interest rate of
  4.90% at September 30, 2001...............................    13,081      9,075
                                                              --------   --------
                                                               317,630    257,977
Less current maturities.....................................    44,815     24,436
                                                              --------   --------
Long-term debt..............................................  $272,815   $233,541
                                                              ========   ========

    In 1999, the Company entered into an Amended and Restated Credit Agreement ("Second Restated Agreement"). The Second Restated Agreement provides for senior bank facilities, including term and revolving credit facilities in an aggregate amount of $325,000. Interest on borrowings is computed, at the Company's option, based on the base rate, as defined ("Base Rate"), or the Interbank Offering Rate ("IBOR"). The Company recorded $3,700 of fees paid as a result of the amendments as a debt issuance cost which is being amortized over the remaining life of the Second Restated Agreement.

    The term facility included in the Second Restated Agreement initially totaled $75,000. The facility provides for quarterly amortization totaling $10,000 in 2000, $15,000 in 2001, 2002 and 2003, and $20,000 in 2004. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA less certain operating expenditures including scheduled principal payments of long-term debt). The quarterly

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) DEBT (CONTINUED)
amortization is reduced prorata for the effect of prepayments made as a result of Excess Cash Flow. The revolving credit facility provides for aggregate working capital loans up to $250,000 reduced by outstanding letters of credit (initially limited to $20,000) and other existing credit facilities and outstanding obligations.

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

    On December 31, 2000, the Company amended the Second Restated Agreement ("Second Amendment"). This Second Amendment authorizes the Company's majority-owned foreign subsidiaries to invest in other Company majority-owned foreign subsidiaries. No fees were paid as a result of the amendment.

    On June 11, 2001, the Company amended the Second Restated Agreement ("Third Amendment"). This Third Amendment authorizes the Company to apply the net proceeds of an equity offering to redemption of its Senior Subordinated Notes, provides for investments by the Company and its domestic subsidiaries in its majority-owned foreign subsidiaries of up to $40,000 and amends the definition of EBITDA for the twelve month periods ended July 1, and September 30, 2001 respectively, to include, non-cash charges related to write-off of un-amortized debt issuance costs associated with issuance of the Senior Subordinated Notes and up to $15,000 and $12,000 respectively of non-cash charges associated with restructuring charges recorded in the previous twelve month periods. The Company recorded $50 of fees paid as a result of the amendment as a debt issuance cost which is being amortized over the remaining life of the Second Restated Agreement.

    Interest on these borrowings is at the Base Rate plus a margin (0.00% to 0.75%) per annum (6.25% at September 30, 2001) or IBOR plus a margin (0.75% to 1.75%) per annum (4.90% at September 30, 2001). The Company had outstanding letters of credit of approximately $11,080 at September 30, 2001. A fee (0.75% to 1.75%) per annum (1.25% at September 30, 2001) is payable on the outstanding letters of credit. The Company also incurs a fee of 0.25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued.

    The Second Restated Agreement contains financial covenants with respect to borrowings which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Agreement, the limits imposed by such ratios became more restrictive following the June, 2001 equity offering. In addition, the Second Restated Agreement restricts the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets. The Company is in compliance with the restrictive covenants of the Second Restated Agreement. The Company is required to pay a commitment fee (0.25% to 0.50%) per annum (0.375% at September 30, 2001) on the average daily-unused portion of the facilities. The facilities' margin and commitment fee may be adjusted if the Company's leverage ratio, as defined, increases or decreases. Borrowings under the Second Restated Agreement are collateralized by substantially all of the assets of the Company.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(6) DEBT (CONTINUED)
    The Series B Senior Subordinated Notes ("Notes") were scheduled to mature on November 1, 2006. In connection with the Company's initial public offering of common stock, $35,000 of the outstanding Notes were redeemed in December 1997. The remaining Notes were redeemable at the option of the Company, in whole or in part, at prescribed redemption prices plus accrued and unpaid interest on or after November 1, 2001.

    In connection with the acquisition of the consumer battery business of ROV Limited ("Acquisition"), the Company obtained the consent of the holders of the Notes to certain amendments to the Indenture governing these Notes. The First Supplemental Indenture expired in April 1999 without becoming effective. A Second Supplemental Indenture became effective on August 9, 1999. The Company recorded $2,200 of fees paid as a result of the amendments as a debt issuance cost which was amortized over the remaining life of the Notes.

    On June 13, 2001, the Company entered into a Third Supplemental Indenture ("Third Supplemental Indenture") in connection with the Company's offer to redeem all of the $65,000 of remaining outstanding Notes prior to their scheduled redemption dates. As a result of the Third Supplemental Indenture, the Company received consents to eliminate or modify substantially all of the covenants and certain events of default in the indenture. $64,761 of the Notes were redeemed in June 2001. In connection with the early redemption the Company recorded, as an extraordinary item, $4,891 for the premium and related expenses paid or incurred and $3,696 for the write-off of un-amortized debt issuance costs. As of September 30, 2001, the Company has given notice to the holders of the $239 of remaining Notes of its intention to redeem them on November 1, 2001. Payment obligations under the Notes are fully and unconditionally guaranteed on a joint and several basis by the Company's directly and wholly owned subsidiaries, ROV Holding, Inc., Rovcal, and Vidor Battery Company, each a guarantor. Vidor Battery Company was dissolved and transferred to the Company on September 2, 1999. The foreign subsidiaries of the Company currently do no guarantee the payment obligations under the Notes (Nongurantor Subsidiaries), and are wholly owned directly or indirectly by ROV Holding, Inc. (See note 18).

    The aggregate scheduled maturities of debt are as follows:

2002........................................................  $ 24,436
2003........................................................    10,902
2004........................................................   222,639
                                                              --------
                                                              $257,977
                                                              ========

    In 2001, the Company entered into capital leases with an aggregate obligation of $939. Aggregate capitalized lease obligations are payable in installments of $618 in 2002, $357 in 2003 and $123 in 2004.

(7) SHAREHOLDERS' EQUITY

    In January 1997, the Company established a trust to fund future payments under a deferred compensation plan. Certain employees eligible to participate in the plan assigned stock options to the plan. The trust exercised the options and purchased 160 shares of the Company's common stock. In

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(7) SHAREHOLDERS' EQUITY (CONTINUED)
June 1998, the trust sold 136 shares in connection with a secondary offering of common stock. The remaining 24 shares held by the trust at September 30, 1998, valued at $412, were sold during 1999.

    On October 1, 2000, the Company granted approximately 277 shares of restricted stock to certain members of management. Approximately 210 of these shares will vest on September 30, 2003 provided the recipient is still employed by the Company. The remainder vests one third each year for the next three years. The total market value of the restricted shares on date of grant was approximately $4,746 and has been recorded as unearned compensation as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period.

    On June 22, 2001, the Company completed a primary offering of 3,500 shares of Common Stock. The net proceeds of approximately $64,200 after deducting the underwriting discounts and offering expenses, were used to repurchase approximately $64,800 principal amount of 10 1/4% Series B Senior Subordinated Notes.

    Concurrently, the Thomas H. Lee Group and its affiliates sold approximately 4,200 shares and certain Rayovac officers and employees sold approximately 900 shares in a secondary offering of common stock. The Company did not receive any proceeds from the sales of the secondary offering shares but incurred expenses for the offering of approximately $200 which are included in Special Charges.

(8) STOCK OPTION PLANS

    In 1996, the Company's Board of Directors ("Board") approved the Rayovac Corporation 1996 Stock Option Plan ("1996 Plan"). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 2001, there were options with respect to 1,288, shares of common stock outstanding under the 1996 Plan.

    In 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights ("SARs"), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the Incentive Plan. Up to 5,000 shares of common stock may be issued under the Incentive Plan. The Incentive Plan expires in August 2007. As of September 30, 2001, there were options with respect to 1,978, shares of common stock outstanding under the Incentive Plan.

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) STOCK OPTION PLANS (CONTINUED)
    A summary of the status of the Company's plans is as follows:

                                           1999                        2000                        2001
                                 -------------------------   -------------------------   -------------------------
                                              WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                               AVERAGE                     AVERAGE                     AVERAGE
                                 OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE   OPTIONS    EXERCISE PRICE
                                 --------   --------------   --------   --------------   --------   --------------
Outstanding, beginning of
  period.......................   2,561          $7.17        2,832         $ 9.14        3,276         $12.15
Granted........................     452          18.72          729          21.62          857          14.83
Exercised......................     (39)          4.39         (132)          4.71         (701)          4.75
Forfeited......................    (142)          5.18         (153)          8.39         (166)         18.43
                                  -----          -----        -----         ------        -----         ------
Outstanding, end of period.....   2,832          $9.16        3,276         $12.15        3,266         $14.12
                                  =====          =====        =====         ======        =====         ======
Options exercisable, end of
  period.......................     876          $6.05        1,325         $ 7.67        1,304         $11.81
                                  =====          =====        =====         ======        =====         ======

    The Company also granted approximately 277 shares of restricted stock during 2001 under the Incentive Plan. The restrictions lapse over the next three years. As of September 30, 2001, the restrictions had lapsed on 22 of these shares.

    The following table summarizes information about options outstanding and outstanding and exercisable as of September 30, 2001:

                                                                                     OPTIONS OUTSTANDING
                                               OPTIONS OUTSTANDING                     AND EXERCISABLE
                                  ---------------------------------------------   --------------------------
                                              WEIGHTED-AVERAGE     WEIGHTED-                    WEIGHTED-
            RANGE OF              NUMBER OF      REMAINING          AVERAGE       NUMBER OF      AVERAGE
        EXERCISE PRICES            SHARES     CONTRACTUAL LIFE   EXERCISE PRICE    SHARES     EXERCISE PRICE
        ---------------           ---------   ----------------   --------------   ---------   --------------
             $4.39                  1,018        5 years             $ 4.39          696          $ 4.39
        $14.06 - $20.935            1,376          8.3                16.13          274           17.86
        $21.25 - $29.50               872          7.6                22.25          334           22.32

    The Company has adopted the provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. Accordingly, the Company recognized $1,582 of compensation cost related to restricted stock and no compensation cost related to options for the stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, net income per common share would have been reduced to the pro forma amounts indicated below:

                                                             1999       2000       2001
                                                           --------   --------   --------
Net income reported......................................  $24,136    $38,350    $11,534
Pro forma net income.....................................  $22,697    $35,887    $ 7,932
Pro forma basic net income per common share..............  $  0.83    $  1.30    $  0.28
Pro forma diluted net income per common share............  $  0.78    $  1.23    $  0.27

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(8) STOCK OPTION PLANS (CONTINUED)

    The fair value of the Company's stock options used to compute pro forma net income and diluted net income per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                              1999       2000       2001
                                                            --------   --------   --------
Assumptions used:
  Volatility..............................................   28.0%      28.6%      34.7%
  Risk-free interest rate.................................   6.22%      6.17%      4.48%
  Expected life...........................................  8 years    8 years    8 years
  Dividend yield..........................................     --         --         --
  Weighted-average grant-date fair value of options
    granted during period.................................   $9.15      $10.49     $7.27

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

(9) INCOME TAXES

    Pretax income (income before income taxes and extraordinary item) and income tax expense consist of the following:

                                                     1999       2000       2001
                                                   --------   --------   --------
Pretax income:
  United States..................................  $26,929    $30,383    $13,660
  Outside the United States......................   10,669     27,569     12,426
                                                   -------    -------    -------
Total pretax income..............................  $37,598    $57,952    $26,086
                                                   =======    =======    =======

Income tax expense (benefit):
  Current:
    Federal......................................  $ 7,908    $ 7,850    $ 6,617
    Foreign......................................    3,988      8,142      6,217
    State........................................      528        705        142
                                                   -------    -------    -------
Total current....................................   12,424     16,697     12,976
                                                   -------    -------    -------
  Deferred:
    Federal......................................      784      2,032     (1,977)
    Foreign......................................       55        731     (1,638)
    State........................................      199        142       (136)
                                                   -------    -------    -------
Total deferred...................................    1,038      2,905     (3,751)
                                                   -------    -------    -------
                                                   $13,462    $19,602    $ 9,225
                                                   =======    =======    =======

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)
    In 2001, a tax benefit of $3,260 was recorded in conjunction with the loss on early extinguishment of debt.

    The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:

                                                         1999           2000           2001
                                                       --------       --------       --------
Statutory Federal income tax rate....................    35.0%          35.0%          35.0%
Foreign Sales Corporation benefit....................    (0.7)          (0.6)          (1.4)
Effect of foreign items and rate differentials.......     1.6           (0.9)           0.8
State income taxes and other.........................     1.2            1.0            1.3
Adjustment of prior year taxes.......................    (2.0)          (1.3)          (1.4)
Other................................................     0.7            0.6            1.1
                                                         ----           ----           ----
                                                         35.8%          33.8%          35.4%
                                                         ====           ====           ====

    The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                             SEPTEMBER 30,
                                                          -------------------
                                                            2000       2001
                                                          --------   --------
Current deferred tax assets:
  Restructuring and asset impairments...................  $  1,898   $  3,151
  Inventories and receivables...........................     2,815      3,019
  Marketing and promotional accruals....................     3,492      2,113
  Tax loss carry forwards...............................        --      2,348
  Currency hedges.......................................        --      1,731
  Other.................................................     1,572      1,856
                                                          --------   --------
Total current deferred tax assets.......................     9,777     14,218
                                                          --------   --------
Current deferred tax liabilities:
  Inventories...........................................    (4,395)    (2,494)
  Other.................................................      (670)    (1,389)
                                                          --------   --------
Total current deferred tax liabilities..................    (5,065)    (3,883)
                                                          --------   --------
Net current deferred tax assets.........................  $  4,712   $ 10,335
                                                          ========   ========
Noncurrent deferred tax assets:
  Employee benefits.....................................     2,725      3,462
  Operating loss and credit carry forwards..............     1,096      1,328
  Property, plant and equipment.........................        --        477
  Other.................................................     2,344      3,626
                                                          --------   --------
Total noncurrent deferred tax assets....................     6,165      8,893
                                                          --------   --------
Noncurrent deferred tax liabilities:
  Property, plant, and equipment........................   (11,548)   (12,178)
  Intangibles...........................................        --     (2,240)
  Other.................................................    (1,111)      (903)
                                                          --------   --------
Total noncurrent deferred tax liabilities...............   (12,659)   (15,321)
                                                          --------   --------
Net noncurrent deferred tax liabilities.................  $ (6,494)  $ (6,428)
                                                          ========   ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(9) INCOME TAXES (CONTINUED)
    At September 30, 2001, net noncurrent deferred tax assets of $1,505 are included in Deferred charges and other and net current deferred tax liabilities of $1 are included in Other accrued liabilities on the Consolidated Balance Sheets. At September 30, 2000, net noncurrent deferred tax assets of $1,748 are included in Deferred charges and other and net current deferred tax liabilities of $1,362 are included in other accrued liabilities on the Consolidated Balance Sheets.

    The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

    Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $25,115 and $33,366 at September 30, 2000 and 2001, respectively), either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

(10) LEASES

    Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2002........................................................  $ 6,433
2003........................................................    5,610
2004........................................................    4,408
2005........................................................    4,315
2006........................................................    3,624
Thereafter..................................................   17,525
                                                              -------
                                                              $41,915
                                                              =======

    The leases on the properties require annual lease payments of $3,084 subject to annual inflationary increases. All of the leases expire during the years 2002 through 2014.

    Total rental expenses were $6,902, $6,924 and $7,137 for 1999, 2000, and 2001 respectively.

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

    The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund these agreements. Under the other

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
agreements the Company has agreed to pay such deferral amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to designated beneficiary upon death. The Company established a rabbi trust to fund these agreements.

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

                                                            PENSION BENEFITS       OTHER BENEFITS
                                                           -------------------   -------------------
                                                             2000       2001       2000       2001
                                                           --------   --------   --------   --------
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year................  $16,838    $17,731    $ 2,878      2,925
  Service cost...........................................      506        616        335        343
  Interest cost..........................................    1,239      1,415        209        213
  Amendments.............................................      860        371        (94)        --
  Actuarial (gain) loss..................................   (1,039)     1,180       (230)      (701)
  Benefits paid..........................................     (673)      (694)      (173)      (103)
                                                           -------    -------    -------    -------
  Benefit obligation at end of year......................  $17,731    $20,619    $ 2,925    $ 2,677
                                                           =======    =======    =======    =======
CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year.........  $ 9,955     11,258    $    --    $    --
  Actual return on plan assets...........................      604     (1,252)        --         --
  Employer contribution..................................    1,493      3,114        173        103
  Benefits paid..........................................     (673)      (694)      (173)      (103)
  Plan expenses paid.....................................     (121)      (110)        --         --
                                                           -------    -------    -------    -------
  Fair value of plan assets at end of year...............  $11,258    $12,316    $    --    $    --
                                                           =======    =======    =======    =======
Funded status............................................  $(6,473)   $(8,303)   $(2,925)   $(2,677)
  Unrecognized net transition obligation.................      257        213        375        343
  Unrecognized prior service cost........................    2,861      2,917         --         --
  Unrecognized net actuarial (gain) loss.................     (410)     3,297        609       (121)
  Adjustment for minimum liability.......................   (2,712)    (6,431)        --         --
                                                           -------    -------    -------    -------
  Accrued benefit cost...................................  $(6,477)   $(8,307)   $(1,941)   $(2,455)
                                                           =======    =======    =======    =======

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)

                                                            PENSION BENEFITS       OTHER BENEFITS
                                                           -------------------   -------------------
                                                             2000       2001       2000       2001
                                                           --------   --------   --------   --------
Weighted-average assumptions:
  Discount rate..........................................      8.0%       7.5%      7.5%       7.5%
  Expected return on plan assets.........................      8.5%       8.5%      N.A.       N.A.

                                                         PENSION BENEFITS                  OTHER BENEFITS
                                                  ------------------------------   ------------------------------
                                                    1999       2000       2001       1999       2000       2001
                                                  --------   --------   --------   --------   --------   --------
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..................................   $  495     $  506    $   616      $236       $335       $343
  Interest cost.................................    1,431      1,239      1,415       156        209        213
  Actual return on assets.......................     (735)      (604)     1,252        --         --         --
  Amortization of prior service cost............      233        234        311        --         --         --
  Recognized net actuarial (gain) loss..........     (347)      (272)    (2,368)       63         96         61
                                                   ------     ------    -------      ----       ----       ----
  Net periodic benefit cost.....................   $1,077     $1,103    $ 1,226      $455       $640       $617
                                                   ======     ======    =======      ====       ====       ====

    Pension plan assets and obligations are measured at June 30 each year. The contributions to the pension plans between July 1 and September 30 were $2,338 and $495 in 2000 and 2001, respectively.

    The Company has recorded an additional minimum pension liability of $2,712 and $6,431 at September 30, 2000 and 2001, respectively, to recognize the under funded position of certain of its benefit plans. An intangible asset of $2,660 and $3,081 at September 30, 2000 and 2001, respectively, equal to the unrecognized prior service cost of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost of $52 at September 30, 2000 and $3,350 at September 30, 2001, has been recorded as a component of accumulated other comprehensive income.

    The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants' compensation based on age, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for 1999, 2000 and 2001, were $2,013, $2,171 and $2,147, respectively.

    For measurement purposes, annual rates of increase of 8.0% in the per capita costs of covered health care benefits were assumed for 1999, 2000 and 2001, respectively, gradually decreasing to 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2001, by $170 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2001, by $59. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
obligation as of September 30, 2001, by $156 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2001, by $52.

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

    Wal-Mart Store, Inc., the Company's largest mass merchandiser customer, represented 20%, 21% and 26% of its net sales during 1999, 2000, and 2001, respectively, primarily in North America.

REVENUES FROM EXTERNAL CUSTOMERS

                                                  1999       2000       2001
                                                --------   --------   --------
North America.................................  $471,566   $528,298   $504,981
Latin America.................................    19,273    112,179    119,670
Europe/ROW....................................    64,225     52,862     50,841
                                                --------   --------   --------
Total segments................................  $555,064   $693,339   $675,492
                                                ========   ========   ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)

INTER SEGMENT REVENUES

                                                     1999       2000       2001
                                                   --------   --------   --------
North America....................................  $17,162    $23,563    $30,634
Latin America....................................       --      1,293      9,518
Europe/ROW.......................................    1,096      1,058      2,593
                                                   -------    -------    -------
Total segments...................................  $18,258    $25,914    $42,745
                                                   =======    =======    =======

DEPRECIATION AND AMORTIZATION

                                                     1999       2000       2001
                                                   --------   --------   --------
North America....................................  $11,430    $13,266    $14,253
Latin America....................................      703      5,253      5,393
Europe/ROW.......................................    1,324      1,504      1,573
                                                   -------    -------    -------
Total segments...................................  $13,457    $20,023    $21,219
                                                   =======    =======    =======

SEGMENT PROFIT

                                                     1999       2000       2001
                                                   --------   --------   --------
North America....................................  $77,785    $95,351    $83,066
Latin America....................................    3,535     20,273     16,913
Europe/ROW.......................................    9,942      6,085      4,061
                                                   -------    -------    -------
Total segments...................................   91,262    121,709    104,040
Corporate expenses...............................   28,192     32,378     27,364
Special charges..................................    9,432         --     22,307
Interest expense.................................   16,354     30,626     27,189
Other (income) expense net.......................     (314)       753      1,094
                                                   -------    -------    -------
Income before income taxes and extraordinary
  items..........................................  $37,598    $57,952    $26,086
                                                   =======    =======    =======

SEGMENT ASSETS

                                                        SEPTEMBER 30,
                                                ------------------------------
                                                  1999       2000       2001
                                                --------   --------   --------
North America.................................  $280,394   $294,210   $309,411
Latin America.................................   177,135    199,865    207,120
Europe/ROW....................................    33,790     31,233     31,692
                                                --------   --------   --------
Total segments................................   491,319    525,308    548,223
Corporate.....................................    41,582     43,708     39,659
                                                --------   --------   --------
Total assets at year end......................  $532,901   $569,016   $587,882
                                                ========   ========   ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(12) SEGMENT INFORMATION (CONTINUED)
EXPENDITURES FOR SEGMENT ASSETS

                                                     1999       2000       2001
                                                   --------   --------   --------
North America....................................  $22,678    $14,668    $17,521
Latin America....................................      622      3,448      1,761
Europe/ROW.......................................      813        880        411
                                                   -------    -------    -------
Total segments...................................  $24,113    $18,996    $19,693
                                                   =======    =======    =======

PRODUCT LINE REVENUES

                                                  1999       2000       2001
                                                --------   --------   --------
Alkaline......................................  $278,500   $329,900   $348,000
Heavy Duty....................................    55,300    143,700    141,800
Rechargeables.................................    25,200     31,800     33,000
Hearing Aid batteries.........................    72,300     65,300     69,900
Specialty batteries...........................    47,900     43,100     19,100
Lighting products and Lantern batteries.......    75,900     79,500     63,700
                                                --------   --------   --------
Total revenues from external customers........  $555,100   $693,300   $675,500
                                                ========   ========   ========

(13) COMMITMENTS AND CONTINGENCIES

    In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement the Company committed to pay royalties of $2,000 in 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (2022). The Company incurred royalty expenses of $2,000 for 1999, $2,250 for 2000 and $3,000 for 2001. Additionally, the Company has commitments of approximately $1,065 for the acquisition of manufacturing equipment, all of which is expected to be incurred in calendar 2001.

    The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,971, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(14) RELATED PARTY TRANSACTIONS

    The Company and Thomas H. Lee Company (THL Co.) are parties to a Management Agreement pursuant to which the Company engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. The agreement has been renewed for another year. In consideration of ongoing consulting and management advisory services, the Company will pay THL Co. an aggregate annual fee of $360 plus expenses. The Company paid THL Co. aggregate fees and expenses of $437, $458 and $473 for 1999, 2000 and 2001, respectively.

    The Company has notes receivable from officers in the amount of $3,190 and $3,665 at September 30, 2000 and 2001, respectively, generally payable in FY2002 through FY2005, which bear interest at 6.6% to 8.0%. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders' equity.

(15) SPECIAL CHARGES

    During 1998, the Company recorded special charges and credits as follows:
(i) a credit of $1,243 related to the settlement of deferred compensation agreements with certain former employees, (ii) charges of $5,280 related to
(a) the September 1998 closing of the Company's Newton Aycliffe, United Kingdom, packaging facility, (b) the phasing out of direct distribution through June 1998 in the United Kingdom, and (c) the September 1998 closing of one of the Company's German sales offices, which amounts include $1,771 of employee termination benefits for 73 employees, $1,457 of lease cancellation costs, and $1,032 of equipment and intangible asset write-offs, and $1,020 of other costs,
(iii) charges of $2,184 related to the closing of the Company's Appleton, Wisconsin, manufacturing facility, which amount includes $1,449 of employee termination benefits for 153 employees, $200 of fixed asset write-offs and $535 of other costs, (iv) charges of $1,963 related to the exit of certain manufacturing operations at the Company's Madison, Wisconsin, facility, which amount includes $295 of employee termination benefits for 29 employees, $1,256 of fixed asset write-offs, and $412 of other costs, (v) a $2,435 gain on the sale of the Company's previously closed Kinston, North Carolina, facility,

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) SPECIAL CHARGES (CONTINUED)
(vi) charges of $854 related to the secondary offering of the Company's common stock, and (vii) miscellaneous credits of $420. A summary of the 1998 restructuring activities follows:

                           1998 RESTRUCTURING SUMMARY

                                                   TERMINATION    OTHER
                                                    BENEFITS      COSTS      TOTAL
                                                   -----------   --------   --------
Expense accrued..................................     $3,700      $3,800     $7,500
Change in estimate...............................       (100)        500        400
Expensed as incurred.............................        200       1,300      1,500
Cash expenditures................................     (1,500)     (1,400)    (2,900)
Non-cash charges.................................         --      (1,600)    (1,600)
                                                      ------      ------     ------
Balance September 30, 1998.......................     $2,300      $2,600     $4,900
Change in estimate...............................       (500)         --       (500)
Expensed as incurred.............................        300       2,800      3,100
Cash expenditures................................     (2,000)     (4,500)    (6,500)
Non-cash charges.................................         --        (900)      (900)
                                                      ------      ------     ------
Balance September 30, 1999.......................     $  100      $   --     $  100
Cash expenditures................................       (100)         --       (100)
                                                      ------      ------     ------
Balance September 30, 2000.......................     $   --      $   --     $   --
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

                           1999 RESTRUCTURING SUMMARY

                                                   TERMINATION    OTHER
                                                    BENEFITS      COSTS      TOTAL
                                                   -----------   --------   --------
Expense accrued..................................     $2,500      $3,400     $5,900
Cash expenditures................................       (200)         --       (200)
                                                      ------      ------     ------
Balance September 30, 1999.......................     $2,300      $3,400     $5,700
Change in estimate...............................         --         100        100
Cash expenditures................................     (2,200)         --     (2,200)
Non cash charges.................................         --      (3,300)    (3,300)
                                                      ------      ------     ------
Balance September 30, 2000.......................     $  100      $  200     $  300
Cash expenditures................................       (100)         --       (100)
Non cash charges.................................         --        (200)      (200)
                                                      ------      ------     ------
Balance September 30, 2001.......................     $   --      $   --     $   --
                                                      ======      ======     ======

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(15) SPECIAL CHARGES (CONTINUED)
    During Fiscal 2001, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations,
(iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility,
(iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with our June 2001 secondary offering. The amount recorded includes $10,100 of employee termination benefits for approximately 570 employees, $10,200 of equipment, inventory, and other asset write-offs, and $2,000 of other expenses. A summary of the 2001 restructuring activities follows:

                           2001 RESTRUCTURING SUMMARY

                                                 TERMINATION    OTHER
                                                  BENEFITS      COSTS      TOTAL
                                                 -----------   --------   --------
Expense accrued................................     $5,000     $11,000    $16,000
Change in estimate.............................      4,400         100      4,500
Expense as incurred............................        700       1,100      1,800
Cash expenditures..............................     (5,800)     (1,300)    (7,100)
Non cash charges...............................         --      (9,300)    (9,300)
                                                    ------     -------    -------
Balance September 30, 2001.....................     $4,300     $ 1,600    $ 5,900
                                                    ======     =======    =======

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(17) QUARTERLY RESULTS (UNAUDITED)

                                                                    QUARTER ENDED
                                                  --------------------------------------------------
                                                  DECEMBER 31,   APRIL 1,   JULY 1,    SEPTEMBER 30,
                                                      2000         2001       2001         2001
                                                  ------------   --------   --------   -------------
Net sales.......................................    $183,559     $145,192   $159,132     $187,609
Gross profit....................................      76,023       69,159     74,902       87,295
(Loss) income before extraordinary item.........      (1,766)       4,125      8,072        6,430
Net (loss) income...............................      (1,766)       4,125      2,722        6,453
Basic net income per common share...............       (0.06)        0.15       0.10         0.20
Diluted net income per common share.............       (0.06)        0.14       0.09         0.20

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    JANUARY 2,   APRIL 2,   JULY 2,    SEPTEMBER 30,
                                                       2000        2000       2000         2000
                                                    ----------   --------   --------   -------------
Net sales.........................................   $211,370    $140,118   $150,351     $191,500
Gross profit......................................    100,541      67,386     73,049       94,137
Net income........................................     13,919       3,651      8,078       12,702
Basic net income per common share.................       0.51        0.13       0.29         0.46
Diluted net income per common share...............       0.48        0.13       0.28         0.44

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

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2001

                                                       GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                           PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                          ---------   ------------   ------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents.............  $   2,849     $     46       $  8,463       $      --     $  11,358
  Receivables:
  Trade accounts receivables, net of
    allowance for doubtful accounts.....     75,107       40,150         67,069              --       182,326
  Other.................................     17,965        7,637          2,579         (20,379)        7,802
  Inventories...........................     68,094           --         24,619          (1,402)       91,311
  Deferred income taxes.................      7,748          342          1,741              --         9,831
  Prepaid expenses and other............     14,177           --          7,666              --        21,843
                                          ---------     --------       --------       ---------     ---------
  Total current assets..................    185,940       48,175        112,137         (21,781)      324,471
Property, plant and equipment, net......     78,436           33         28,788              --       107,257
Deferred charges and other..............     49,575          631          2,717         (20,306)       32,617
Intangible assets.......................     89,889           --         29,373            (188)      119,074
Debt issuance costs.....................      4,463           --             --              --         4,463
Investments in subsidiaries.............    145,872       97,299             --        (243,171)           --
                                          ---------     --------       --------       ---------     ---------
    Total assets........................  $ 554,175     $146,138       $173,015       $(285,446)    $ 587,882
                                          =========     ========       ========       =========     =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term
    debt................................  $  22,412     $     --       $  9,223       $  (7,199)    $  24,436
  Accounts payable......................     90,451           26         27,459         (14,563)      103,373
  Accrued liabilities:
  Wages and benefits....................      4,812           --          2,366              --         7,178
    Accrued interest....................      1,801           --            129              --         1,930
    Other special charges...............      4,938           --            945              --         5,883
    Other...............................     13,413           --          9,711              --        23,124
                                          ---------     --------       --------       ---------     ---------
    Total current liabilities...........    137,827           26         49,833         (21,762)      165,924
Long-term debt, net of current
  maturities............................    234,271           --         17,900         (18,630)      233,541
Employee benefit obligations, net of
  current portion.......................     19,086           --            562              --        19,648
Deferred income taxes...................      1,694          240          5,494              --         7,428
Other...................................      1,829           --          1,927              --         3,756
                                          ---------     --------       --------       ---------     ---------
    Total liabilities...................    394,707          266         75,716         (40,392)      430,297
Shareholders' equity:
  Common stock..........................        615            1         12,072         (12,072)          616
  Additional paid-in capital............    180,634       62,788         54,904        (117,574)      180,752
  Retained earnings.....................    122,022       84,151         31,089        (117,278)      119,984
  Accumulated other comprehensive
    loss................................     (6,904)      (1,068)          (766)          1,870        (6,868)
  Notes receivable from officers/
    shareholders........................     (3,665)          --             --              --        (3,665)
                                          ---------     --------       --------       ---------     ---------
                                            292,702      145,872         97,299        (245,054)      290,819
  Less treasury stock, at cost..........   (130,070)          --             --              --      (130,070)
  Less unearned restricted stock
    compensation........................     (3,164)          --             --              --        (3,164)
                                          ---------     --------       --------       ---------     ---------
  Total shareholders' equity............    159,468      145,872         97,299        (245,054)      157,585
                                          ---------     --------       --------       ---------     ---------
  Total liabilities and shareholders'
    equity..............................  $ 554,175     $146,138       $173,015       $(285,446)    $ 587,882
                                          =========     ========       ========       =========     =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 2001

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      --------   ------------   ------------   ------------   ------------
Net sales...........................  $486,766     $ 45,223       $198,313       $(54,810)      $675,492
Cost of goods sold..................   237,591       43,866        118,365        (53,812)       346,010
Special charges.....................    17,399           --          4,704             --         22,103
                                      --------     --------       --------       --------       --------
  Gross profit......................   231,776        1,357         75,244           (998)       307,379
Operating expenses:
  Selling...........................   147,584          681         44,278           (279)       192,264
  General and administrative........    45,209      (11,640)        14,782             --         48,351
  Research and development..........    12,191           --             --             --         12,191
  Special charges...................       204           --             --             --            204
                                      --------     --------       --------       --------       --------
                                       205,188      (10,959)        59,060           (279)       253,010

  Income from operations............    26,588       12,316         16,184           (719)        54,369
Interest expense....................    25,860           --          3,033         (1,704)        27,189
Equity income.......................   (20,008)      (6,640)            --         26,648             --
Other (income) expense, net.........    (1,491)        (584)         1,465          1,704          1,094
                                      --------     --------       --------       --------       --------
Income before income taxes and
  extraordinary item................    22,227       19,540         11,686        (27,367)        26,086
Income tax expense (benefit)........     4,647         (468)         5,046             --          9,225
                                      --------     --------       --------       --------       --------
Income before extraordinary item....    17,580       20,008          6,640        (27,367)        16,861
Extraordinary item, loss on early
  extinguishment of debt, net of
  income tax benefit of $3,260......    (5,327)          --             --             --         (5,327)
                                      --------     --------       --------       --------       --------
Net income..........................  $ 12,253     $ 20,008       $  6,640       $(27,367)      $ 11,534
                                      ========     ========       ========       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 2001

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                      PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     ---------   ------------   ------------   ------------   ------------
Net cash provided by operating
  activities.......................  $  12,293       $ 2           $ 5,752      $      --       $  18,047
Cash flows from investing
  activities:
  Purchases of property, plant and
    equipment......................    (17,475)       --            (2,218)            --         (19,693)
  Purchases of investments.........       (500)       --              (297)            --            (797)
  Proceeds from sale of
    investments....................         --        --             1,354             --           1,354
  Proceeds from sale of property,
    plant, and equipment...........         78        --               785             --             863
                                     ---------       ---           -------      ---------       ---------
Net cash used by investing
  activities.......................    (17,897)       --              (376)            --         (18,273)
Cash flows from financing
  activities:
  Reduction of debt................   (412,815)       --            (3,884)            --        (416,699)
  Extinguishment of debt...........    (69,652)       --                --             --         (69,652)
  Proceeds from debt financing.....    421,914        --                --             --         421,914
  Issuance of stock and exercise of
    stock options..................     67,506        --                --             --          67,506
  Other............................     (1,191)       --              (209)            --          (1,400)
                                     ---------       ---           -------      ---------       ---------
Net cash provided (used) by
  financing activities.............      5,762        --            (4,093)            --           1,669
Effect of exchange rate changes on
  cash and cash equivalents........         --        --               158             --             158
                                     ---------       ---           -------      ---------       ---------
Net increase in cash and cash
  equivalents......................        158         2             1,441             --           1,601
Cash and cash equivalents,
  beginning of period..............      2,691        44             7,022             --           9,757
                                     ---------       ---           -------      ---------       ---------
Cash and cash equivalents, end of
  period...........................  $   2,849       $46           $ 8,463      $      --       $  11,358
                                     =========       ===           =======      =========       =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 30, 2000

                                                       GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                            PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                           --------   ------------   ------------   ------------   ------------
                                                    ASSETS
Current assets:
  Cash and cash equivalents..............  $  2,691     $     44       $  7,022       $      --     $   9,757
  Receivables:
  Trade accounts receivable, net of
    allowance for doubtful receivables...    91,053       36,131         46,662         (26,079)      147,767
  Other..................................     4,368           --          1,532              --         5,900
  Inventories............................    67,447           --         33,354            (125)      100,676
  Deferred income taxes..................     4,544          342          1,188              --         6,074
  Prepaid expenses and other.............    14,509           --          6,487              --        20,996
                                           --------     --------       --------       ---------     ---------
  Total current assets...................   184,612       36,517         96,245         (26,204)      291,170
Property, plant and equipment, net.......    79,348           48         32,501              --       111,897
Deferred charges and other...............    29,997          274          4,367            (857)       33,781
Intangible assets........................    91,981           --         30,321            (188)      122,114
Debt issuance costs......................    10,054           --             --              --        10,054
Investment in subsidiaries...............   127,635       92,121             --        (219,756)           --
                                           --------     --------       --------       ---------     ---------
  Total assets...........................  $523,627     $128,960       $163,434       $(247,005)    $ 569,016
                                           ========     ========       ========       =========     =========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt...  $ 31,588     $     --       $ 13,362       $    (135)    $  44,815
    Accounts payable.....................    88,560           --         34,450         (25,153)       97,857
    Accrued liabilities:
    Wages and benefits...................     9,556           --          2,456              --        12,012
    Accrued Interest.....................     5,703           --             87              --         5,790
    Recapitalization and other special
      charges............................       978           --             --              --           978
    Other................................    12,710        1,325         10,953              40        25,028
                                           --------     --------       --------       ---------     ---------
  Total current liabilities..............   149,095        1,325         61,308         (25,248)      186,480
Long-term debt, net of current
  maturities.............................   273,445           --            171            (801)      272,815
Employee benefit obligations, net of
  current portion........................    15,365           --             --              --        15,365
Deferred income taxes....................     2,558           --          5,684              --         8,242
Other....................................     1,268           --          4,150              --         5,418
                                           --------     --------       --------       ---------     ---------
  Total liabilities......................   441,731        1,325         71,313         (26,049)      488,320
Shareholders' equity:
  Common stock...........................       570            1         12,072         (12,072)          571
  Additional paid-in capital.............   104,079       62,788         54,898        (117,568)      104,197
  Retained earnings......................   109,769       64,144         24,449         (89,912)      108,450
  Accumulated other comprehensive
    income...............................       650          702            702          (1,404)          650
  Notes receivable from
    officers/shareholders................    (3,190)          --             --              --        (3,190)
                                           --------     --------       --------       ---------     ---------
                                            211,878      127,635         92,121        (220,956)      210,678
  Less treasury stock, at cost...........  (129,982)          --             --              --      (129,982)
                                           --------     --------       --------       ---------     ---------
  Total shareholders' equity.............    81,896      127,635         92,121        (220,956)       80,696
                                           --------     --------       --------       ---------     ---------
  Total liabilities and shareholders'
    equity...............................  $523,627     $128,960       $163,434       $(247,005)    $ 569,016
                                           ========     ========       ========       =========     =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 2000

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      --------   ------------   ------------   ------------   ------------
Net sales...........................  $502,990     $43,479        $183,590       $(36,720)      $693,339
Cost of goods sold..................   248,581      42,175         103,962        (36,492)       358,226
                                      --------     -------        --------       --------       --------
  Gross profit......................   254,409       1,304          79,628           (228)       335,113
Operating expenses:
  Selling...........................   149,559         662          34,413           (161)       184,473
  General and administrative........    46,517     (11,791)         16,753           (933)        50,546
  Research and development..........    10,646          --             117             --         10,763
  Special charges...................      (250)         --             250             --             --
                                      --------     -------        --------       --------       --------
                                       206,472     (11,129)         51,533         (1,094)       245,782
                                      --------     -------        --------       --------       --------
  Income from operations............    47,937      12,433          28,095            866         89,331
Interest expense....................    30,109          --             548            (31)        30,626
Equity in profit of subsidiary......   (29,685)    (17,354)             --         47,039             --
Other (income) expense, net.........      (844)       (134)          1,556            175            753
                                      --------     -------        --------       --------       --------
Income before income taxes..........    48,357      29,921          25,991        (46,317)        57,952
Income tax expense..................    10,729         236           8,637             --         19,602
                                      --------     -------        --------       --------       --------
  Net income........................  $ 37,628     $29,685        $ 17,354       $(46,317)      $ 38,350
                                      ========     =======        ========       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 2000

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                      PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     ---------   ------------   ------------   ------------   ------------
Net cash provided (used) by
  operating activities.............  $  41,211       $ (3)        $  4,453       $(7,848)       $  37,813
Cash flows from investing
  activities:
  Purchases of property, plant and
    equipment......................    (14,668)        --           (4,328)           --          (18,996)
  Proceeds from sale of property,
    plant, and equipment...........      1,051         --               --            --            1,051
                                     ---------       ----         --------       -------        ---------
Net cash used by investing
  activities.......................    (13,617)        --           (4,328)           --          (17,945)
Cash flows from financing
  activities:
  Reduction of debt................   (199,970)        --          (15,424)           --         (215,394)
  Proceeds from debt financing.....    182,274         --           12,966         7,949          203,189
  Cash overdraft and other.........     (8,578)        --              (91)         (100)          (8,769)
                                     ---------       ----         --------       -------        ---------
Net cash used by financing
  activities.......................    (26,274)        --           (2,549)        7,849          (20,974)
Effect of exchange rate changes on
  cash and cash equivalents........         --         --             (202)           --             (202)
                                     ---------       ----         --------       -------        ---------
Net increase (decrease) in cash and
  cash equivalents.................      1,320         (3)          (2,626)            1           (1,308)
Cash and cash equivalents,
  beginning of year................      1,371         47            9,648            (1)          11,065
                                     ---------       ----         --------       -------        ---------
Cash and cash equivalents, end of
  year.............................  $   2,691       $ 44         $  7,022       $    --        $   9,757
                                     =========       ====         ========       =======        =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                       PARENT    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                      --------   ------------   ------------   ------------   ------------
Net sales...........................  $454,168     $37,848         $91,561       $(28,513)      $555,064
Cost of goods sold..................   231,818      36,712          53,531        (28,203)       293,858
Special charges.....................     1,300          --              --             --          1,300
                                      --------     -------         -------       --------       --------
  Gross profit......................   221,050       1,136          38,030           (310)       259,906
Operating expenses:
  Selling...........................   133,121         646          17,218             --        150,985
  General and administrative........    39,747     (10,879)          8,570            (72)        37,366
  Research and development..........     9,765          --              20             --          9,785
  Special charges...................     7,344          --             788             --          8,132
                                      --------     -------         -------       --------       --------
 ....................................   189,977     (10,233)         26,596            (72)       206,268
                                      --------     -------         -------       --------       --------
  Income from operations............    31,073      11,369          11,434           (238)        53,638
Interest expense....................    15,727          --             996           (369)        16,354
Equity in profit of subsidiary......   (16,797)     (5,693)             --         22,490             --
Other (income) expense, net.........    (1,126)       (347)            790            369           (314)
                                      --------     -------         -------       --------       --------
Income before income taxes..........    33,269      17,409           9,648        (22,728)        37,598
Income tax expense..................     8,895         612           3,955             --         13,462
                                      --------     -------         -------       --------       --------
  Net income........................  $ 24,374     $16,797         $ 5,693       $(22,728)      $ 24,136
                                      ========     =======         =======       ========       ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(18) CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                         YEAR ENDED SEPTEMBER 30, 1999

                                                  GUARANTOR     NONGUARANTOR                  CONSOLIDATED
                                      PARENT     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS      TOTAL
                                     ---------   ------------   ------------   ------------   ------------
Net cash provided by operating
  activities.......................  $   4,230       $ 2          $   7,542     $  (1,237)      $  10,537
Cash flows from investing
  activities:
  Purchases of property, plant and
    equipment......................    (22,671)       --             (1,442)           --         (24,113)
  Proceeds from sale of property,
    plant, and equipment...........         26        --                 --            --              26
  Payment for acquisitions, net of
    cash acquired..................   (149,145)       --           (100,076)      104,145        (145,076)
                                     ---------       ---          ---------     ---------       ---------
Net cash used by investing
  activities.......................   (171,790)       --           (101,518)      104,145        (169,163)
Cash flows from financing
  activities:
  Reduction of debt................    (96,310)       --             (7,900)        1,236        (102,974)
  Proceeds from debt financing.....    267,673        --            111,597      (104,145)        275,125
  Other............................     (3,786)       --               (317)           --          (4,103)
                                     ---------       ---          ---------     ---------       ---------
Net cash provided by financing
  activities.......................    167,577        --            103,380      (102,909)        168,048
Effect of exchange rate changes on
  cash and cash equivalents........         --        --                 49            --              49
                                     ---------       ---          ---------     ---------       ---------
Net increase in cash and cash
  equivalents......................         17         2              9,453            (1)          9,471
Cash and cash equivalents,
  beginning of year................      1,354        45                195            --           1,594
                                     ---------       ---          ---------     ---------       ---------
Cash and cash equivalents, end of
  year.............................  $   1,371       $47          $   9,648     $      (1)      $  11,065
                                     =========       ===          =========     =========       =========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Rayovac Corporation:

    On November 2, 2001, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2000 and 2001, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2001, which are included in the 2001 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

    In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP
                                          KPMG LLP

Milwaukee, Wisconsin
November 2, 2001

                      RAYOVAC CORPORATION AND SUBSIDIARIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                 (IN THOUSANDS)

                      COLUMN A                         COLUMN B     COLUMN C     COLUMN D    COLUMN E
                      --------                        ----------   ----------   ----------   --------
                                                                   ADDITIONS                 BALANCE
                                                      BALANCE AT   CHARGED TO                   AT
                                                      BEGINNING    COSTS AND                  END OF
                    DESCRIPTIONS                      OF PERIOD     EXPENSES    DEDUCTIONS    PERIOD
                    ------------                      ----------   ----------   ----------   --------
September 30, 2001:
  Allowance for doubtful accounts...................    $1,020       $5,149       $4,030      $2,139

September 30, 2000:
  Allowance for doubtful accounts...................    $1,253       $  583       $  816      $1,020

September 30, 1999:
  Allowance for doubtful accounts...................    $1,356       $  750       $  853      $1,253

                 See accompanying Independent Auditors' Report

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 19, 2001

                   SIGNATURE                                             TITLE
                   ---------                                             -----
               /s/ DAVID A. JONES
     --------------------------------------       Chairman of the Board and Chief Executive Officer
                 David A. Jones                   (PRINCIPAL EXECUTIVE OFFICER)

               /s/ KENT J. HUSSEY
     --------------------------------------       President and Chief Financial Officer and Director
                 Kent J. Hussey                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                /s/ JOHN S. LUPO
     --------------------------------------       Director
                  John S. Lupo

            /s/ PHILIP F. PELLEGRINO
     --------------------------------------       Director
              Philip F. Pellegrino

              /s/ SCOTT A. SCHOEN
     --------------------------------------       Director
                Scott A. Schoen

             /s/ THOMAS R. SHEPHERD
     --------------------------------------       Director
               Thomas R. Shepherd

            /s/ WARREN C. SMITH JR.
     --------------------------------------       Director
              Warren C. Smith, Jr.

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                                            DESCRIPTION
---------------------                            ------------------------------------------------------------
  2.1++++                                        Share Purchase Agreement made as of June 11, 1999, by and
                                                 among the Company, Vidor Battery Company, Rayovac Latin
                                                 America, Ltd., the shareholders of ROV Limited, ROV Limited,
                                                 ESB ROV Ltd., Duranmas, S.A., certain second-tier
                                                 subsidiaries of ROV Limited, Ray-O-Vac Overseas Corporation, and Alfredo J. Diez and Richard T. Doyle, Jr., as selling
                                                 group representatives.
  2.2++++                                        Form of Stock Purchase Agreement entered into on or around
                                                 June 11, 1999, by and among the Company, Rayovac Latin
                                                 America, Ltd. and certain persons who hold minority
                                                 interests in certain of the operating subsidiaries of
                                                 Ray-O-Vac Overseas Corporation.
  3.1+                                           Amended and Restated Articles of Incorporation of the
                                                 Company.
  3.2******                                      Amended and Restated By-laws of the Company, as amended
                                                 through May 17, 1999.
  4.1**                                          Indenture, dated as of October 22, 1996, by and among the
                                                 Company, ROV Holding, Inc. and Marine Midland Bank, as
                                                 trustee, relating to the Company's 10 1/4% Senior
                                                 Subordinated Notes due 2006.
  4.2******                                      First Supplemental Indenture, dated as of February 26, 1999, by and among the Company, ROV Holding, Inc. and HSBC Bank
                                                 USA (formerly known as Marine Midland Bank) as trustee,
                                                 relating to the Company's 10 1/4% Senior Subordinated Notes due 2006.
  4.3++++                                        Second Supplemental Indenture, dated as of August 6, 1999, by and among the Company, ROV Holding, Inc. and HSBC Bank
                                                 USA (formerly known as Marine Midland Bank) as trustee,
                                                 relating to the Company's 10 1/4% Senior Subordinated Notes due 2006.
  4.4*******                                     Third Supplemental Indenture, dated as of June 13, 2001, by and among the Company, ROV Holding, Inc., ROVCAL, Inc. and
                                                 HSBC Bank USA (formerly known as Marine Midland Bank) as
                                                 trustee, relating to the Company's 10 1/4% Senior
                                                 Subordinated Notes due 2006.
  4.5**                                          Specimen of the Notes (included as an exhibit to
                                                 Exhibit 4.1)
  4.6****                                        Amended and Restated Credit Agreement, dated as of
                                                 December 30, 1997, by and among the Company, the lenders
                                                 party thereto and Bank of America National Trust and Savings
                                                 Association ("BofA"), as Administrative Agent.
  4.7++++                                        Second Amended and Restated Credit Agreement, dated as of
                                                 August 9, 1999, by and among the Company, the lenders party thereto and Bank of America, NA as Administrative Agent.
  4.8+++++                                       The First Amendment dated as of July 28, 2000 to the Second
                                                 Amended and Restated Credit Agreement, dated as of
                                                 August 9, 1999, by and among the Company, the lenders party thereto and Bank of America, NA as Administrative Agent.
  4.9+++++++                                     The Second Amendment dated as of December 31, 2000 to the
                                                 Second Amended and Restated Credit Agreement, dated as of
                                                 August 9, 1999, by and among the Company, various financial institutions, and Bank of America, N.A. as Administrative
                                                 Agent.

       EXHIBIT
       NUMBER                                                            DESCRIPTION
---------------------                            ------------------------------------------------------------
  4.10++++++++                                   The Third Amendment dated as of June 11, 2001, to the Second
                                                 Amended and Restated Credit Agreement, dated as of
                                                 August 9, 1999, by and among the Company, various financial institutions, and Bank of America, NA as Administrative
                                                 Agent.
  4.11**                                         The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and Bank of
                                                 America, NA.
  4.12**                                         The Company Pledge Agreement, dated as of September 12,
                                                 1996, by and between the Company and Bank of America, NA.
  4.13***                                        Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company
                                                 referred to therein.
  4.14***                                        Amendment No. 1 to Rayovac Shareholders Agreement dated
                                                 August 1, 1997, by and among the Company and the
                                                 shareholders of the Company referred to therein.
  4.15*****                                      Amendment No. 2 to Rayovac Shareholders Agreement, dated as of January 8, 1999, by and among the Company and the
                                                 Shareholders of the Company referred to therein.
  4.16++++++                                     Amendment No. 3 to Rayovac Shareholders Agreement dated
                                                 January 1, 2001, by and among the Company and the
                                                 shareholders of the Company referred to therein.
  4.17*                                          Specimen certificate representing the Common Stock.
 10.1**                                          Management Agreement, dated as of September 12, 1996, by and between the Company and Thomas H. Lee Company.
 10.2**                                          Confidentiality, Non-Competition and No-Hire Agreement,
                                                 dated as of September 12, 1996, by and between the Company and Thomas F. Pyle.
 10.3+++++                                       Amended and Restated Employment Agreement, dated as of
                                                 October 1, 2000, by and between the Company and David A.
                                                 Jones.
 10.4+++++                                       Amended and Restated Employment Agreement, dated as of
                                                 October 1, 2000, by and between the Company and Kent J.
                                                 Hussey.
 10.5+++++                                       Employment Agreement, dated as of October 1, 2000, by and
                                                 between the Company and Kenneth V. Biller.
 10.6+++++                                       Employment Agreement, dated as of October 1, 2000, by and
                                                 between the Company and Stephen P. Shanesy.
 10.7+++++                                       Employment Agreement, dated as of October 1, 2000, by and
                                                 between the Company and Merrell M. Tomlin.
 10.8+++++                                       Employment Agreement, dated as of October 1, 2000, by and
                                                 between the Company and Luis A. Cancio.
 10.9**                                          Technology, License and Service Agreement between Battery
                                                 Technologies (International) Limited and the Company, dated
                                                 June 1, 1991, as amended April 19, 1993, and December 31,
                                                 1995.
 10.10**                                         Building Lease between the Company and SPG Partners dated
                                                 May 14, 1985, as amended June 24, 1986, and June 10, 1987.
 10.11*****                                      Amendment, dated December 31, 1998, between the Company and
                                                 SPG Partners, to the Building Lease, between the Company and
                                                 SPG Partners, dated May 14, 1985.
 10.12***                                        Rayovac Corporation 1996 Stock Option Plan.
 10.13*                                          1997 Rayovac Incentive Plan.
 10.14*                                          Rayovac Profit Sharing and Savings Plan.

       EXHIBIT
       NUMBER                                                            DESCRIPTION
---------------------                            ------------------------------------------------------------
 10.15+++                                        Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita
                                                 Battery Industrial Co., Ltd. and Matsushita Electric
                                                 Industrial Co., Ltd.
 21                                              Subsidiaries of the Company.
 23                                              Consent of KPMG LLP.

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

             ++++++++   Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2001,
                        filed with the Commission on August 9, 2001.