Form 10-Q
period 2001-12-30
RAYOVAC CORP
filed 2002-02-13
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       December 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from   ________    to    ________


      Commission File Number              001-13615
                                          ---------


                               Rayovac Corporation
                           --------------------------
             (Exact name of registrant as specified in its charter)


                 Wisconsin                                   22-2423556
         -----------------------                            ------------
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

                                 Yes (X)  No ( )


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of February 8, 2002, was 32,019,100.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 30, 2001 and September 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                    -ASSETS-

                                                        DECEMBER 30, 2001    SEPTEMBER 30, 2001
                                                        -----------------    ------------------
Current assets:
  Cash and cash equivalents                                $  18,788            $  11,358
  Receivables                                                167,157              190,128
  Inventories                                                 82,981               91,311
  Prepaid expenses and other                                  39,629               31,674
                                                        -----------------    ------------------
    Total current assets                                     308,555              324,471

Property, plant and equipment, net                           106,485              107,257
Deferred charges and other, net                               38,975               37,080
Intangible assets, net                                       118,910              119,074
                                                        -----------------    ------------------
    Total  assets                                          $ 572,925            $ 587,882
                                                        =================    ==================


                     -LIABILITIES AND SHAREHOLDERS' EQUITY-
Current liabilities:
  Current maturities of long-term debt                     $  22,297            $  24,436
  Accounts payable                                            91,465              103,373
  Accrued liabilities:
    Wages and benefits and other                              38,927               32,232
    Other special charges                                      4,005                5,883
                                                        -----------------    ------------------
    Total current liabilities                                156,694              165,924

Long-term debt, net of current maturities                    223,753              233,541
Employee benefit obligations, net of current portion          20,708               19,648
Other                                                         12,175               11,184
                                                        -----------------    ------------------
    Total liabilities                                        413,330              430,297

Shareholders' equity:
Common stock, $.01 par value, authorized 150,000
  shares; issued 61,555 and 61,579 shares,
  respectively; outstanding 32,019 and 32,043
  shares, respectively                                           616                  616
Additional paid-in capital                                   180,346              180,752
Retained earnings                                            120,386              119,984
Accumulated other comprehensive loss                          (5,290)              (6,868)
Notes receivable from officers/shareholders                   (3,865)              (3,665)
                                                        -----------------    ------------------
                                                             292,193              290,819
Less Treasury stock, at cost, 29,536 shares                 (130,070)            (130,070)
Less: Unearned restricted stock compensation                  (2,528)              (3,164)
                                                        -----------------    ------------------
    Total shareholders' equity                               159,595              157,585
                                                        -----------------    ------------------
    Total liabilities and shareholders' equity             $ 572,925            $ 587,882
                                                        =================    ==================


     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three month period ended December 30, 2001 and December 31, 2000
                                   (Unaudited)
                                 (In thousands)


                                                               THREE MONTHS
                                                  ----------------------------------------
                                                        2002                    2001
                                                  ----------------------------------------
Net sales                                            $ 182,351              $ 183,559
Cost of goods sold                                      93,601                 91,506
Special charges                                              -                 16,030
                                                 -------------------      -----------------
  Gross profit                                          88,750                 76,023

Selling                                                 53,159                 53,957
General and administrative                              28,833                 12,423
Research and development                                 3,218                  3,015
                                                 -------------------      -----------------
  Total operating expenses                              85,210                 69,395

    Income from operations                               3,540                  6,628

Interest expense                                         4,169                  8,192
Other (income) expense, net                               (782)                   952
                                                 -------------------      -----------------
Income (loss) before income taxes                          153                 (2,516)

Income tax benefit                                        (249)                  (750)
                                                 -------------------      -----------------
Net income (loss)                                    $     402              $  (1,766)
                                                 ===================      =================

BASIC EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                           31,780                 27,574
Net income (loss)                                    $    0.01              $   (0.06)
                                                 ===================      =================
DILUTED EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                           32,412                 27,574
Net income (loss)                                    $    0.01              $   (0.06)
                                                 ===================      =================

     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the three month period ended December 30, 2001 and December 31, 2000
                                   (Unaudited)
                                 (In thousands)

                                                                  THREE MONTHS
                                                     ----------------------------------------
                                                           2002                    2001
                                                     ----------------------------------------
Cash flows from operating activities:
  Net income (loss)                                    $    402                 $ (1,766)
  Non-cash adjustments to net income:
    Amortization                                            539                    1,457
    Depreciation                                          4,832                    4,526
    Other non-cash adjustments                           (4,852)                   1,810
  Net changes in assets and liabilities                  23,245                    6,467
                                                    -------------------      -----------------
      Net cash provided by operating activities          24,166                   12,494

Cash flows from investing activities:
  Purchases of property, plant and equipment             (3,862)                  (1,496)
                                                    -------------------      -----------------
      Net cash used by investing activities              (3,862)                  (1,496)

Cash flows from financing activities:
  Reduction of debt                                     (72,656)                (117,600)
  Proceeds from debt financing                           60,500                  108,687
  Issuance of common stock                                    7                        0
  Other                                                    (341)                    (560)
                                                    -------------------      -----------------
      Net cash used by financing activities             (12,490)                  (9,473)

Effect of exchange rate changes on cash and
  cash equivalents                                         (384)                      10
                                                    -------------------      -----------------
      Net increase in cash and cash equivalents           7,430                    1,535

Cash and cash equivalents, beginning of period           11,358                    9,757
                                                    -------------------      -----------------
Cash and cash equivalents, end of period               $ 18,788                 $ 11,292
                                                    ===================      =================


     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1   SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 30, 2001, results of operations and cash flows for the three month periods ended December 30, 2001, and December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

    SHIPPING AND HANDLING COSTS: The Company incurred shipping and handling costs of $6,996 and $7,319 for the three months ended December 30, 2001 and December 31, 2000, respectively, which are included in selling expense.

    CONCENTRATION OF CREDIT RISK: Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors our customer's credit and financial conditions based on changing economic conditions and will make adjustments to credit policies as required. The Company has historically incurred minimal credit losses but recently experienced a significant loss resulting from the bankruptcy filing of a major retailer in the United States.

    The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of our sales volume. This major customer represented approximately 18% and 17%, respectively, of receivables as of December 30, 2001 and September 30, 2001.

    Approximately 25% of the Company's sales occur outside of North America, and these sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present. The Argentine Peso devaluation did not have a significant impact on the Company's estimate of collectability or financial position.

    ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

    Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Upon the transition to Statement 142, no goodwill was deemed to be impaired.

    An identification of the impacts to date of adopting Statements 141 and 142 follows:

                                                                             THREE MONTHS ENDING
                                                                             -------------------
                                                                    DECEMBER 30, 2001    DECEMBER 31, 2000
                                                                    -----------------    -----------------
Reported net income (loss)........................................         $402                ($1,766)
Add back: Goodwill amortization, net of tax of $0.................           --                    278
Add back: Trade name amortization, net of tax of $214.............           --                    349
                                                                           ----                -------
Adjusted net income (loss)........................................         $402                ($1,139)
                                                                           ====                ========
BASIC EARNINGS PER SHARE:
------------------------
Reported net income (loss)........................................        $0.01                 ($0.06)
Goodwill amortization.............................................           --                   0.01
Trade name amortization...........................................           --                   0.01
                                                                           ----                -------
Adjusted net income (loss)........................................        $0.01                 ($0.04)
                                                                           =====                =======
DILUTED EARNINGS PER SHARE:
--------------------------
Reported net income (loss)........................................        $0.01                 ($0.06)
Goodwill amortization.............................................           --                   0.01
Trade name amortization...........................................           --                   0.01
                                                                           ----                -------
Adjusted net income (loss)........................................        $0.01                 ($0.04)
                                                                          =====                 =======


    DERIVATIVE FINANCIAL INSTRUMENTS:

    Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

    The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three months ended December 30, 2001, $1,075 of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At December 30, 2001, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 6.404% for a notional principal amount of $75,000 through October 2002, 4.458% for a notional principal amount of $70,000 from October 2002 through July 2004 and 3.736% for a notional principal amount of $100,000 through August 2004. The derivative net losses on these contracts recorded in OCI at December 30, 2001 was an after-tax loss of $861.

    The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of intercompany purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three months ended December 30, 2001, $17 of pretax derivative losses were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. During the three months ended December 30, 2001, $57 of pretax derivative gains were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At December 30, 2001, the Company had a series of swap contracts outstanding with a contract value of $987. The derivative net gain on these contracts recorded in OCI at December 30, 2001 was an after-tax gain of $23.

    The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. The Company previously entered into a series of forward contracts through October 2001 to hedge the exposure from a firm commitment to purchase certain battery manufacturing equipment denominated in Japanese Yen. During the three months ended December 30, 2001, $63 of pretax derivative gains were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment and $63 of pretax losses were recorded as an adjustment to earnings for changes in fair value of this firm purchase commitment. During the three months ended December 30, 2001 $78 of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment that were settled at maturity and $78 of pretax gains were recorded as an adjustment to earnings for payments made against this firm purchase commitment.

    The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of a commodity through a specified date. During the three months ended December 30, 2001, $877 of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At December 30, 2001, the Company had a series of swap contracts outstanding through August 2003 with a contract value of $10,661. The derivative net losses on these contracts recorded in OCI at December 30, 2001 was an after-tax loss of $957.


2   INVENTORIES

    Inventories consist of the following:

                                                            DECEMBER 30, 2001          SEPTEMBER 30, 2001
                                                            -----------------          ------------------
Raw material........................................               $24,101                    $24,271
Work-in-process.....................................                17,643                     14,015
Finished goods......................................                41,237                     53,025
                                                                    ------                     ------
                                                                   $82,981                    $91,311
                                                                   =======                    =======


3   ACQUIRED INTANGIBLE ASSETS AND GOODWILL

                                                     DECEMBER 30, 2001                         SEPTEMBER 30, 2001
                                                     -----------------                         ------------------
                                            GROSS                                     GROSS
                                          CARRYING     ACCUMULATED         NET       CARRYING     ACCUMULATED       NET
AMORTIZED INTANGIBLE ASSETS                AMOUNT      AMORTIZATION    INTANGIBLE     AMOUNT     AMORTIZATION    INTANGIBLE
---------------------------                 ------     ------------    ----------     ------     ------------    ----------
Non-compete agreement...................     $700            $525          $175          $700           $490         $210
Proprietary technology..................      525             283           242           525            275          250
                                            -----            ----        ------        ------           ----       ------
                                           $1,225            $808        $  417        $1,225           $765       $  460
                                           ======            ====        ======        ======           ====       ======

PENSION INTANGIBLES
-------------------
Under-funded pension....................  $ 3,081          $  -         $ 3,081       $ 3,081           $  -      $ 3,081
                                          =======          ======       =======       =======           ======    =======

UNAMORTIZED INTANGIBLE ASSETS
Trade name..............................  $90,000          $4,875       $85,125       $90,000           $4,875    $85,125
                                          =======          ======       =======       =======           ======    =======


    GOODWILL                                        NORTH AMERICA    LATIN AMERICA    EUROPE/ROW      TOTAL
    --------                                        -------------    -------------    ----------      -----
    Balance as of October 1, 2001, net............     $1,035         $26,884           $2,489      $30,408
    Effect of translation.........................        (23)             --              (98)        (121)
                                                       ------         -------           ------      -------
      Balance as of December 30, 2001, net........     $1,012         $26,884           $2,391      $30,287
                                                       ======         =======           ======      =======

    The non-compete agreement is being amortized on a straight-line basis over 5 years. The proprietary technology assets are being amortized on a straight-line basis over 15 to 17 years.

    The trade name and Latin America segment goodwill are associated with the 1999 acquisition of ROV Limited and were being amortized on a straight-line basis over 40 years. The North America segment goodwill is associated with the 1998 acquisition of Best Labs and was being amortized on a straight-line basis over 15 years. The Europe/ROW segment goodwill is associated with the 1998 acquisition of Brisco GmbH in Germany and was being amortized on a straight-line basis over 15 years.

    Pursuant to Statement 142, the Company ceased amortizing goodwill assets on October 1, 2001. Upon initial application of Statement 142, the Company reassessed the useful lives of its intangible assets and deemed only the trade name to have an indefinite useful life because it is expected to generate cash flows indefinitely. Based on this, the Company ceased amortizing the trade name on October 1, 2001 also.

    The amortization expense and net income for the three months ended is as follows:

                                                               THREE MONTHS ENDING
                                                               -------------------
                                                      DECEMBER 30, 2001     DECEMBER 31, 2000
                                                      -----------------     -----------------
AMORTIZATION EXPENSE
--------------------
Goodwill amortization................................        $--                     $278
Trade name amortization..............................         --                      563
Non-compete and proprietary technology...............         43                       43
                                                           -------                ---------
                                                             $43                     $884
                                                           =======                =========
Net income (loss)....................................       $402                  ($1,766)
                                                           =======                =========


4   OTHER COMPREHENSIVE INCOME

    Comprehensive income and the components of other comprehensive income for the three months ended December 30, 2001 and December 31, 2000 are as follows:

                                                                 THREE MONTHS ENDING
                                                                 -------------------
                                                        DECEMBER 30, 2001     DECEMBER 31, 2000
                                                        -----------------     -----------------
Net income (loss)....................................          $402              ($1,766)
Other comprehensive income (loss):
   Foreign currency translation......................           380                  307
   Net unrealized loss on available for sale
   securities........................................           (99)                  --
   Cumulative effect of change in accounting principle           --                 (150)
   Net unrealized gain (loss) on derivative
   instruments.......................................         1,297                 (711)
                                                            --------             --------
Comprehensive income (loss)..........................        $1,980              ($2,320)
                                                            ========             ========


5   NET INCOME PER COMMON SHARE

    Net income per common share for the three months ended December 30, 2001 and December 31, 2000 is calculated based upon the following shares:

                                                                         THREE MONTHS ENDING
                                                                         -------------------
                                                             DECEMBER 30, 2001     DECEMBER 31, 2000
                                                             -----------------     -----------------
    Basic...............................................           31,780                 27,574
    Effect of restricted stock and assumed
    conversion of options ..............................              632                     --
                                                                  --------               --------
    Diluted.............................................           32,412                 27,574
                                                                  ========               =======


    The effect of restricted stock and unexercised stock options outstanding for the three month period ending December 31, 2000 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.


6   COMMITMENTS AND CONTINGENCIES

    In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (2022). The Company incurred royalty expenses of $2,000 for 1999, $2,250 for 2000 and $3,000 for 2001. At December 30, 2001, the Company had commitments of approximately $1,042 for the acquisition of inventory and manufacturing equipment, all of which are expected to be incurred in calendar 2002.

    The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,759, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

    The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.


7   OTHER

    During Fiscal 2001, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in the Company's European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with the Company's June 2001 secondary offering. The amount recorded includes $10,100 of employee termination benefits for approximately 570 employees, $10,200 of equipment, inventory, and other asset write-offs, and $2,000 of other expenses. A summary of the 2001 restructuring activities follows:

                           2001 RESTRUCTURING SUMMARY

                                                                 TERMINATION      OTHER
                                                                   BENEFITS       COSTS       TOTAL
                                                                 -----------      -----       -----
Expense accrued...............................................      $5,000      $11,000     $16,000

Change in estimate............................................       4,400          100       4,500
Expense as incurred...........................................         700        1,100       1,800
Cash expenditures.............................................      (5,800)      (1,300)     (7,100)
Non-cash charges..............................................          --       (9,300)     (9,300)
                                                                    ------      -------      -------
Balance September 30, 2001....................................      $4,300       $1,600      $5,900
Cash expenditures.............................................      (1,300)        (100)     (1,400)
Non-cash charges..............................................          --         (100)       (100)
                                                                    ------       ------      ------
Balance December 30, 2001.....................................      $3,000       $1,400      $4,400
                                                                    ======       ======      ======


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

 REVENUES FROM EXTERNAL CUSTOMERS                             THREE MONTH PERIODS ENDED
                                                              -------------------------
                                                     DECEMBER 30, 2001          DECEMBER 31, 2000
                                                     -----------------          -----------------
 North America.................................           $142,244                  $136,869
 Latin America.................................             26,396                    33,806
 Europe/ROW....................................             13,711                    12,884
                                                          --------                  --------
 Total segments................................           $182,351                  $183,559
                                                          ========                  ========


 INTER SEGMENT REVENUES                                       THREE MONTH PERIODS ENDED
                                                              -------------------------
                                                     DECEMBER 30, 2001          DECEMBER 31, 2000
                                                     -----------------          -----------------
 North America.................................             $10,177                    $8,212
 Latin America.................................               1,777                     1,418
 Europe/ROW....................................                 442                       599
                                                           --------                       ---
Total segments................................              $12,396                   $10,229
                                                           ========                   =======

SEGMENT PROFIT                                               THREE MONTH PERIODS ENDED
                                                             -------------------------
                                                    DECEMBER 30, 2001          DECEMBER 31, 2000
                                                    -----------------          -----------------
North America.................................             $7,355                   $22,427
Latin America.................................              3,642                     6,909
Europe/ROW....................................              1,144                       175
                                                           ------                       ---
Total segments................................             12,141                    29,511

Corporate.....................................              8,601                     6,853
Special charges...............................                 --                    16,030
Interest expense..............................              4,169                     8,192
Other (income) expense, net...................               (782)                      952
                                                           ------                       ---
Income (loss) before income taxes and
   extraordinary item.........................               $153                   ($2,516)
                                                           ======                   ========



                                                           THREE MONTH PERIODS ENDED
                                                    ----------------------------------------
SEGMENT ASSETS                                      DECEMBER 30, 2001      DECEMBER 31, 2000
                                                    -----------------      -----------------
North America.................................          $272,300              $259,926
Latin America.................................           212,265               208,730
Europe/ROW....................................            32,432                31,413
                                                        --------                ------
Total segments................................          $516,997              $500,069

Corporate.....................................            55,928                51,150
                                                        --------                ------
Total assets at period end....................          $572,925              $551,219
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

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                   GUARANTOR    NON-GUARANTOR                  CONSOLIDATED
                                                        PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                        ------   ------------   -------------   ------------   ------------
                                    -ASSETS-
Current assets:
  Cash and cash equivalents                           $ 11,759      $    44        $  6,985     $       -        $  18,788
  Receivables                                           64,416       51,985          72,171       (21,415)         167,157
  Inventories                                           58,633            -          27,157        (2,809)          82,981
  Prepaid expenses and other                            29,291          342           9,996             -           39,629
                                                        ------      ------------   -------------   ------------   ------------
      Total current assets                             164,099       52,372         116,309       (24,224)         308,555

Property, plant and equipment, net                      77,956           30          28,499             -          106,485
Deferred charges and other, net                         58,353          631           3,023       (23,032)          38,975
Intangible assets, net                                  89,823            -          29,275          (188)         118,910
Investments in subsidiaries                            151,075       98,397               -      (249,472)               -
                                                      --------     ----------   -------------   ------------   ------------
      Total assets                                    $541,306     $151,429        $177,106     $(296,916)       $ 572,925
                                                      ========     ==========   =============   ============   ============


                     -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
  Current maturities of long-term debt                  18,446     $      -        $ 11,290     $  (7,439)       $  22,297
  Accounts payable                                      79,610            -          26,028       (14,173)          91,465
  Accrued liabilities:
    Wages benefits and other                            28,300          113          10,514             -           38,927
    Other special charges                                3,934            -              71             -            4,005
                                                       -------   ------------   -------------   ------------   ------------
      Total current liabilities                        130,290          113          47,903       (21,612)         156,694

Long term debt, net of current maturities              223,741            -          23,044       (23,032)         223,753
Employee benefit obligations, net of current portion    20,192            -             516             -           20,708
Other                                                    4,439          241           7,495             -           12,175
                                                      --------   ------------   -------------   ------------   ------------
      Total liabilities                                378,662          354          78,958       (44,644)         413,330

Shareholders' equity:
  Common stock                                             615            1          12,072       (12,072)             616
  Additional paid-in capital                           180,227       62,788          54,154      (116,823)         180,346
  Retained earnings                                    123,590       90,117          33,448      (126,769)         120,386
  Accumulated other comprehensive loss                  (5,325)      (1,831)         (1,526)        3,392           (5,290)
  Notes receivable from officers/shareholders           (3,865)           -               -             -           (3,865)
                                                      --------   ------------   -------------   ------------   ------------
                                                       295,242      151,075          98,148      (252,272)         292,193
Less treasury stock, at cost                          (130,070)           -               -             -         (130,070)
Less unearned restricted stock compensation             (2,528)           -               -             -           (2,528)
                                                      --------   ------------   -------------   ------------   ------------
      Total shareholders' equity                       162,644      151,075          98,148      (252,272)         159,595
                                                      --------   ------------   -------------   ------------   ------------
      Total liabilities & shareholders' equity        $541,306     $151,429        $177,106     $(296,916)       $ 572,925
                                                      ========   ============   =============   ============   ============


                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
               For the three month period Ended December 30, 2001
                                 (In thousands)

                                                  GUARANTOR   NON-GUARANTOR                   CONSOLIDATED
                                       PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                       ------   ------------   -------------   ------------   ------------
Net sales                             $140,760    $ 11,381        $ 46,486       $ (16,276)     $ 182,351
Cost of goods sold                      68,408      11,039          29,220         (15,066)        93,601
Special charges                             81           -             (81)              -              -
                                       -------  ------------   -------------   ------------   -----------
  Gross profit                          72,271         342          17,347          (1,210)        88,750

Selling expense                         43,564         162           9,728            (295)        53,159
General and administrative              27,924      (2,932)          3,841               -         28,833
Research and development                 3,218           -               -               -          3,218
                                       -------  ------------   -------------   ------------   -----------
  Total operating expenses              74,706      (2,770)         13,569            (295)        85,210

  (Loss) income from operations         (2,435)      3,112           3,778            (915)         3,540

  Interest expense                       4,004           -             704            (539)         4,169
  Equity income                         (5,966)     (2,610)              -           8,576              -
  Other income, net                       (836)       (357)           (378)            789           (782)
                                       -------  ------------   -------------   ------------   ------------

Income before income taxes                 363       6,079           3,452          (9,741)           153

Income tax (benefit) expense            (1,204)        113             842                -           (249)
                                       -------  ------------   -------------   ------------   ------------

Net Income                            $  1,567    $  5,966         $ 2,610        $  (9,741)     $     402
                                       =======  ============   =============   ============   ============

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
               For the three month period Ended December 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                     GUARANTOR    NON-GUARANTOR                  CONSOLIDATED
                                                          PARENT   SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                          ------   ------------   -------------   ------------   ------------
Net cash provided (used) by operating activities         $26,489     $    (2)       $  (2,447)       $   126       $  24,166

Cash flows from investing activities:
  Purchases of property, plant and equipment              (3,451)          -             (411)             -          (3,862)
                                                          ------   ------------   -------------   ------------   ------------

Net cash used by investing activities                     (3,451)          -             (411)             -          (3,862)

Cash flows from financing activities:
  Reduction of debt                                      (74,334)          -            1,678              -         (72,656)
  Proceeds from debt financing                            60,500           -                -              -          60,500
  Issuance of stock                                            7           -                -                              7
  Other                                                     (301)                        (291)           251            (341)
                                                          ------   ------------   -------------   ------------   ------------

Net cash (used) provided by financing activities         (14,128)          -            1,387            251         (12,490)

Effect of exchange rate changes on cash and cash
  equivalents                                                  -           -               (7)          (377)           (384)
                                                          ------   ------------   -------------   ------------   ------------
Net increase (decrease) in cash and cash equivalents       8,910          (2)          (1,478)             -           7,430

Cash and cash equivalents, beginning of period             2,849          46            8,463              -          11,358
                                                          ------   ------------   -------------   ------------   ------------
Cash and cash equivalents, end of period                 $11,759     $    44        $   6,985        $     -       $  18,788
                                                          ======   ============   =============   ============   ============


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 30, 2001 COMPARED TO
FISCAL QUARTER ENDED DECEMBER 31, 2000


         NET SALES. Net sales for the three months ended December 30, 2001 (the "Fiscal 2002 Quarter") decreased $1.2 million, or 0.7%, to $182.4 million from $183.6 million in the three months ended December 31, 2000 (the "Fiscal 2001 Quarter"). The sales decline reflects continued economic weakness in the Latin America region, partially offset by gains due primarily to product line extension in North America.

         NET INCOME. Net income for the Fiscal 2002 Quarter increased $2.2 million to $0.4 million from a ($1.8) million loss in the Fiscal 2001 Quarter. The increase primarily reflects a reduction in interest expense primarily attributable to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering. A bad debt reserve of $10.0 million, net of tax, related to the bankruptcy filing of a major customer was recognized in the Fiscal 2002 Quarter, while the Fiscal 2001 Quarter's results reflected a special charge reserve of $10.5 million, net of tax.

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

                                                          FISCAL QUARTER
NORTH AMERICA                                         2002              2001
                                                      ----              ----

Revenue from external customers.....................  $142.3           $136.9
Profitability.......................................     7.4             22.4
Profitability as a % of net sales...................     5.2%            16.4%
Assets..............................................  $272.3           $259.9

         Our sales to external customers increased $5.4 million, or 3.9%, to $142.3 million in the Fiscal 2002 Quarter from $136.9 million the previous year due primarily to strong sales of alkaline batteries and lighting products partially offset by weakness in heavy duty and specialty batteries. Alkaline sales increases were primarily attributable to new distribution, while lighting products increases were primarily attributable to product line extension and the introduction of new products. Heavy duty sales decreases reflect a discontinuation of certain products at certain stores of a major retailer. Specialty batteries sales decreases versus last year primarily reflect a decline in camcorder battery sales, due to the transition to a licensing agreement with our Hong Kong licensee, as well as a reduction of lithium battery sales due to continued softness in demand from OEM customers in the PC, telecommunications and electronics industries.

         Our profitability decreased $15.0 million, or 67.0%, to $7.4 million in the Fiscal 2002 Quarter from $22.4 million in the Fiscal 2001 Quarter. The decrease in profitability in the Fiscal 2002 Quarter was attributable to a $16.1 million bad debt reserve attributable to the bankrupcty filing of a major customer. Excluding the impact of this reserve, profitability increased $1.1 million, or 4.9%, versus the previous year's quarter due to the sales expansion partially offset by higher marketing and selling expenses. Our profitability margins, excluding the bad debt reserve, increased 10 basis points to 16.5% from 16.4% in the previous year. The increase primarily reflects lower operating expenses as a percentage of sales partially offset by a reduction in gross profit margins reflecting a shift in customer mix.

         Our assets increased $12.4 million, or 4.8%, to $272.3 million in the Fiscal 2002 Quarter from $259.9 million the previous year. The increase was primarily attributable to capital investments in alkaline manufacturing capacity and an increase in accounts receivable partially offset by lower inventories.


                                                         FISCAL QUARTER
LATIN AMERICA                                        2002              2001
                                                     ----              ----

Revenue from external customers....................   $26.4            $33.8
Profitability......................................     3.6              6.9
Profitability as a % of net sales..................    13.6%            20.4%
Assets.............................................  $212.3           $208.7

         Our sales to external customers decreased $7.4 million, or 21.9% to $26.4 million in the Fiscal 2002 Quarter from $33.8 million the previous year due primarily to decreased sales of zinc carbon batteries slightly offset by increased sales of alkaline batteries. Zinc carbon battery sales were affected by the slowing economic environment and the unfavorable impacts of currency devaluation. Alkaline sales increases in the Fiscal 2002 Quarter were driven by growth in Central America and Andean regions reflecting volume increases with our existing customer base.

         Our profitability declined $3.3 million, or 47.8%, in the Fiscal 2002 Quarter. The decrease in profitability versus the Fiscal 2001 Quarter was primarily attributable to the sales and gross profit margin decline, partially offset by a reduction in operating expenses primarily reflecting the adoption of SFAS 142 which resulted in a reduction of amortization expense. The Argentine Peso devaluation did not have a significant impact on the operating results for the Fiscal 2002 Quarter.

         Our profitability margins in the Fiscal 2002 Quarter decreased 680 basis points primarily due to unfavorable product line mix compounded by our relatively fixed operating expenses spread over lower sales.

         Our assets increased $3.6 million, or 1.7%, to $212.3 million in the Fiscal 2002 Quarter from $208.7 million the previous year. Increases in accounts receivable, reflecting longer terms associated with distribution at larger retail accounts and general economic weakness, were partially offset by decreases in inventory in Mexico and decreased property, plant & equipment reflecting the sale of our Honduras manufacturing facility.

                                                         FISCAL QUARTER
EUROPE/ROW                                           2002              2001
                                                     ----              ----

Revenue from external customers...................    $13.7            $12.9
Profitability.....................................      1.1              0.2
Profitability as a % of net sales.................      8.0%             1.6%
Assets............................................    $32.4            $31.4

         Our sales to external customers increased $0.8 million, or 6.2%, to $13.7 million in the Fiscal 2002 Quarter from $12.9 million the previous year primarily reflecting strong sales of hearing aid batteries compounded by the favorable impacts of currency valuation.

         Our profitability increased $0.9 million to $1.1 million in the Fiscal 2002 Quarter. The increase in profitability in the Fiscal 2002 Quarter primarily reflects lower selling expenses reflecting a favorable shift in customer mix and lower promotional expenses. Our profitability margin increase, as a percentage of sales, in the Fiscal 2002 Quarter is primarily driven by our favorable selling expenses.

         Our assets increased $1.0 million, or 3.2%, to $32.4 million from $31.4 million the previous year due primarily to an increase in accounts receivable, primarily reflecting the sales increase partially offset by a decrease in inventory.

         CORPORATE EXPENSE. Our corporate expense increased $1.7 million, or 24.6%, to $8.6 million in the Fiscal 2002 Quarter from $6.9 million in the Fiscal 2001 Quarter. The increase was primarily attributable to the accrual of management incentives, which were unearned in the previous year, and increased technology spending. As a percentage of total sales, our corporate expense was 4.7% and 3.8% in the Fiscal 2002 and Fiscal 2001 Quarters, respectively.

         SPECIAL CHARGES. The Company did not incur special charges in the Fiscal 2002 Quarter. The Fiscal 2001 Quarter reflects $16.0 million in special charges primarily associated with expenses for the shutdown of our Wonewoc, Wisconsin, manufacturing facility and restructuring initiatives in Latin America and North America.

         INCOME FROM OPERATIONS. Our income from operations decreased $3.1 million, or 47.0%, to $3.5 million in the Fiscal 2002 Quarter from $6.6 million the previous year. The decrease was primarily attributable to the profitability decline in Latin America. A bad debt reserve of $16.1 million associated with the bankruptcy filing of a major customer was recognized in the Fiscal 2002 Quarter, while the Fiscal 2001 Quarter's results reflected a special charge reserve of $16.0 million.

         INTEREST EXPENSE. Interest expense decreased $4.0 million to $4.2 million in the Fiscal 2002 Quarter from $8.2 million in the Fiscal 2001 Quarter due to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering combined with lower effective interest rates.

         OTHER (INCOME) EXPENSE. Other (income) expense increased $1.7 million to income of ($0.8) million in the Fiscal 2002 Quarter. The increase in the Fiscal 2002 Quarter was attributable to foreign exchange gains versus significant foreign exchange losses in the previous year, primarily attributable to Mexico, in addition to higher interest income.

         INCOME TAX EXPENSE. Our effective tax rate, excluding the tax benefit associated with the increased bad debt reserve, was 36.0% for the Fiscal 2002 Quarter, compared to 29.8% in the Fiscal 2001 Quarter. Excluding the impact of special charges, the comparable Fiscal 2001 Quarter's effective tax rate was 35.0%.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS
TO BE DISPOSED OF.

         The adoption of Statement 142 resulted in an increase to pre-tax income of $0.8 million ($0.6 million after-tax) versus the previous year's quarter. The increase is attributable to the discontinuation of amortization of the trade name and Latin America, North America, and Europe/ROW segment goodwill. These assets were being amortized on a straight line basis over 15 to 40 years. Upon initial application of Statement 142, the Company reassessed the useful lives of its intangible assets and deemed only the trade name to have an indefinite useful life because it is expected to generate cash flows indefinitely. The unamortized book value of these assets is $112.0 million. Upon the transition to Statement 142, no goodwill was deemed to be impaired.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2002 Quarter, operating activities provided $24.2 million in net cash compared with $12.5 million the previous year. Operating cash flow increases versus the previous year primarily reflect the reduction of interest payments due to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering as well as a lower investment in working capital versus the comparable period a year ago.

         Net cash used by investing activities increased $2.4 million versus the same period a year ago reflecting an increase in capital expenditures. Expenditures in the Fiscal 2002 Quarter were primarily for improvements to alkaline battery manufacturing. Capital expenditures for fiscal 2002 are expected to be approximately $20.0 million which will include continued performance upgrades to our alkaline and zinc air manufacturing and packaging operations and continued investment in technology.

         During the Fiscal 2002 Quarter we granted approximately 0.9 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant.

         As a result of the bad debt reserve for Kmart receivables in the quarter ended December 30, 2001, the Company was out of compliance with the leverage ratio covenant of its senior bank credit agreement ("Second Amended and Restated Credit Agreement"). On February 12, 2002, the Company amended the Second Amended and Restated Credit Agreement ("Fourth Amendment") which placed it in compliance with an amended leverage ratio based on an amended definition of EBITDA (see Exhibit 4.11). The Company will record $0.2 million of fees paid as a result of the amendment as a debt issuance cost which will be amortized over the remaining life of the agreement.

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75.0 million. As of December 30, 2001, $31.0 million of the term loan remained outstanding and $203.0 million was outstanding under the revolving facility with approximately $10.1 million of the remaining availability utilized for outstanding letters of credit.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In May 2000, the Emergency Issues Task Foce (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. In July 2001, the EITF delayed the implementation of EITF 00-14 until no later than quarters beginning after December 15, 2001. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The Company does not believe its adoption will have a material impact on the consolidated financial statements other than the reclassification of certain selling expenses to cost of sales or a reduction of revenue.

         In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. The Company is required to adopt this consensus in the second fiscal quarter of 2002. The Company does not believe its adoption will have a material impact on the consolidated financial statements, other than the reclassification of certain selling expenses to cost of sales or a reduction in revenue.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK FACTORS

         We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

         A discussion of our accounting policies for derivative financial instruments is included in Note 1 "Significant Accounting Policies" in Notes to our consolidated financial statements.

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

         As of December 30, 2001, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $4.7 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $2.2 million.

         As of December 30, 2001, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $0.1 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at December 30, 2001 due to the same change in exchange rates, would be a net gain of $0.5 million.

         As of December 30, 2001, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.7 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.1 million.

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


PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2001.

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

4.11 The Fourth Amendment dated as of February 12, 2002, to the Second Amended and Restated Credit Agreement, dated as of August 9, 1999, by and among the Company, various financial institutions, and Bank of America, N.A. as Administrative Agent.

4.12** The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and Bank of America, NA.

4.13** The Company Pledge Agreement, dated as of September 12, 1996, by and between the Company and Bank of America, NA.

4.14*** Shareholders Agreement, dated as of September 12, 1996, by and among the Company and the shareholders of the Company referred to therein.

4.15*** Amendment No. 1 to Rayovac Shareholders Agreement dated August 1, 1997, by and among the Company and the shareholders of the Company referred to therein.

4.16*****              Amendment No. 2 to Rayovac Shareholders Agreement, dated
                       as of January 8, 1999, by and among the Company and the Shareholders of the Company referred to therein.

4.17++++++             Amendment No. 3 to Rayovac Shareholders Agreement dated
                       January 1, 2001, by and among the Company and the shareholders of the Company referred to therein.

4.18 Amendment No. 4 to Rayovac Shareholders Agreement dated February 8, 2002, by and among the Company and the Shareholders of the Company referred to therein.

4.19*                  Specimen certificate representing the Common Stock.

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

--------------

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

(b) Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the three month period ended December 30, 2001.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  February 13, 2002


                                 RAYOVAC CORPORATION



                                 By: /s/ Kent J. Hussey
                                     -------------------------------------
                                     Kent J. Hussey
                                     President and Chief Financial Officer