Form 10-K/A
period 2001-09-30
RAYOVAC CORP
filed 2002-05-14
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended    September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     ________     to     ________

         Commission File Number       001-13615

                               Rayovac Corporation

                           --------------------------

             (Exact name of registrant as specified in its charter)


           Wisconsin                                       22-2423556
           ---------                                       ----------
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.


         On May 7, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $524,973,421. As of May 7, 2002, there were outstanding 32,030,105 shares of the registrant's Common Stock, $0.01 par value.

Explanatory Note

         This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of Rayovac Corporation (the "Company") for the fiscal year ended September 30, 2001 is being filed to amend Item 11 (Executive Compensation) of the Form 10-K to revise the summary compensation table required by Item 11. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 11 as amended is set forth herein. The revised summary compensation table properly reflects the bonus and other compensation paid to the Company's chief executive officer and the other four most highly compensated executive officers (the "Named Executive Officers") during the fiscal years ended September 30, 2001, 2000 and 1999, respectively. The revised summary compensation table corrects presentation errors for the bonus and other compensation paid to the Named Executive Officers, which were reflected in the incorrect fiscal years. The revised summary compensation table contains no change in previously reported information other than as described above. The Company's audited financial statements as of and for the fiscal year ended September 30, 2001 did not contain these errors and have not been changed.

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

                                                                                    OTHER            RESTRICTED      SECURITIES
                                         FISCAL                                     ANNUAL             STOCK         UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR     SALARY ($)    BONUS ($)     COMPENSATION($)      AWARDS($)(1)     OPTIONS(#)
---------------------------             --------   -----------   ----------   ------------------   --------------   ------------
David A. Jones,                           2001      $550,000                       $361,200 (2)      $1,180,000         50,000
  Chairman of the Board and               2000       500,000      $400,000          278,700 (4)
  Chief Executive Officer.............    1999       500,000       250,000          272,800 (5)

Kent J. Hussey,                           2001       385,000                        125,200 (7)         826,000         50,000
  President and Chief Operating           2000       350,000                         56,500 (8)                         40,000
  Officer.............................    1999       325,000       412,500

Luis A. Cancio,                           2001       293,000                         80,000 (9)         537,500         50,000
  Executive Vice President-Latin          2000       286,000                         33,200(10)                         50,000
  America.............................    1999        47,700                                                           100,000

Stephen P. Shanesy,                       2001       290,000                         84,700(12)         567,500         50,000
  Executive Vice President of             2000       265,000                                                            35,000
  Global Brand Management.............    1999       250,000       100,000                                              25,000

Merrell M. Tomlin,                        2001       290,000                         70,800(12)         560,000         50,000
  Executive Vice President of             2000       250,000                         32,500(14)                         35,000
  Sales...............................    1999       230,000       114,000                                              25,000


                                            ALL OTHER
NAME AND PRINCIPAL POSITION              COMPENSATION($)
---------------------------             ------------------
David A. Jones,                             $5,741,400 (3)
  Chairman of the Board and
  Chief Executive Officer.............           4,700 (6)

Kent J. Hussey,                              1,418,500 (3)
  President and Chief Operating
  Officer.............................           4,700 (6)

Luis A. Cancio,
  Executive Vice President-Latin
  America.............................          10,000(11)

Stephen P. Shanesy,                            796,200(13)
  Executive Vice President of
  Global Brand Management.............           1,800 (6)

Merrell M. Tomlin,                             924,600 (3)
  Executive Vice President of
  Sales...............................         143,100(15)

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RAYOVAC CORPORATION
                                           By: /s/ David A. Jones
                                              ----------------------------
                                           Name:  David A. Jones
                                           Title: Chairman of the Board and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


Date: May 14, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of May 14, 2002.

                SIGNATURE                 TITLE

          /s/ David A. Jones
--------------------------------------
             David A. Jones               Chairman of the Board and Chief
                                          Executive Officer
                                          (PRINCIPAL EXECUTIVE OFFICER)

          /s/ Kent J. Hussey
--------------------------------------
             Kent J. Hussey               President and Chief Financial
                                          Officer and Director
                                          (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER)

            /s/ John S. Lupo
--------------------------------------
              John S. Lupo                Director

        /s/ Philip F. Pellegrino
--------------------------------------
          Philip F. Pellegrino            Director

          /s/ Scott A. Schoen
--------------------------------------
             Scott A. Schoen              Director

        /s/ Thomas R. Shepherd
--------------------------------------
           Thomas R. Shepherd             Director

          /s/ Scott L. Jaeckel
--------------------------------------
            Scott L. Jaeckel              Director

         /s/ Barbara S. Thomas
--------------------------------------
            Barbara S. Thomas             Director