Form 10-Q
period 2002-03-31
RAYOVAC CORP
filed 2002-05-14
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended          March 31, 2002

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

                                Yes ( X ) No ( )

         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of May 7, 2002, was 32,030,105.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                 RAYOVAC CORPORATION
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                        March 31, 2002 and September 30, 2001
                                                      (Unaudited)
                                                    (In thousands)

                                    -ASSETS-
                                                                                         MARCH 31,   SEPTEMBER 30,
                                                                                           2002          2001
                                                                                      ------------   -------------
        Current assets:
             Cash and cash equivalents                                                   $   9,482    $  11,358
             Receivables                                                                   116,305      168,745
             Inventories                                                                    81,016       91,311
             Prepaid expenses and other                                                     32,922       31,674
                                                                                         ---------    ---------
                    Total current assets                                                   239,725      303,088

        Property, plant and equipment, net                                                 105,610      107,257
        Deferred charges and other, net                                                     43,399       37,080
        Intangible assets, net                                                             118,903      119,074
                                                                                         ---------    ---------
                    Total  assets                                                        $ 507,637    $ 566,499
                                                                                         =========    =========
                       -LIABILITIES AND SHAREHOLDERS' EQUITY -

        Current liabilities:
             Current maturities of long-term debt                                        $  25,465    $  24,436
             Accounts payable                                                               45,868       81,990
             Accrued liabilities:
                  Wages and benefits and other                                              29,695       32,232
                  Other special charges                                                      2,794        5,883
                                                                                          ---------    ---------
                    Total current liabilities                                              103,822      144,541

        Long-term debt, net of current maturities                                          208,016      233,541
        Employee benefit obligations, net of current portion                                20,821       19,648
        Other                                                                               12,588       11,184
                                                                                          ---------    ---------
                    Total liabilities                                                      345,247      408,914

        Shareholders' equity:
        Commonstock, $.01 par value, authorized 150,000 shares; issued 61,564 and 61,579 shares, respectively; outstanding 32,028 and
             and 32,043 shares, respectively                                                   616          616
        Additional paid-in capital                                                         180,421      180,752
        Retained earnings                                                                  125,766      119,984
        Accumulated other comprehensive loss                                                (8,311)      (6,868)
        Notes receivable from officers/shareholders                                         (3,865)      (3,665)
                                                                                         ---------    ---------
                                                                                           294,627      290,819

        Less: Treasury stock, at cost, 29,536 shares                                      (130,070)    (130,070)
        Less: Unearned restricted stock compensation                                        (2,167)      (3,164)
                                                                                         ---------    ---------
                    Total shareholders' equity                                             162,390      157,585
                                                                                         ---------    ---------
                    Total liabilities and shareholders' equity                           $ 507,637    $ 566,499
                                                                                         =========    =========

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                  RAYOVAC CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three and six month periods ended March 31, 2002 and April 1, 2001
                                                      (Unaudited)
                                                    (In thousands)

                                                                       THREE MONTHS                           SIX MONTHS
                                                              -----------------------------      ----------------------------------
                                                                  2002             2001                 2002                 2001
                                                              -----------------------------      --------------     ---------------
Net sales                                                     $ 121,153           $ 134,679           $ 283,036            $ 298,986
Cost of goods sold                                               71,203              78,507             170,354              174,793
Special charges                                                      16                 230                  16               16,260
                                                              ---------           ---------           ---------            ---------
     Gross profit                                                49,934              55,942             112,666              107,933

Selling                                                          24,612              28,011              52,019               58,366
General and administrative                                        9,067              11,117              37,634               23,110
Research and development                                          3,412               3,005               6,630                6,020
                                                              ---------           ---------           ---------            ---------
     Total operating expenses                                    37,091              42,133              96,283               87,496

        Income from operations                                   12,843              13,809              16,383               20,437

Interest expense                                                  4,057               7,182               8,226               15,374
Other expense (income), net                                         397                 181                (385)               1,133
                                                              ---------           ---------           ---------            ---------
Income before income taxes                                        8,389               6,446               8,542                3,930
Income tax expense                                                3,009               2,321               2,760                1,571
                                                              ---------           ---------           ---------            ---------

Net income                                                    $   5,380           $   4,125           $   5,782            $   2,359
                                                              =========           =========           =========            =========
BASIC EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                                    31,767              27,578              31,773               27,575

Net income                                                    $    0.17           $    0.15           $    0.18            $    0.09
                                                              =========           =========           =========            =========
DILUTED EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                                    32,344              28,719              32,378               28,602

Net income                                                    $    0.17           $    0.14           $    0.18            $    0.08
                                                              =========           =========           =========            =========

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                  RAYOVAC CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the six month periods ended March 31, 2002 and April 1, 2001
                                                      (Unaudited)
                                                    (In thousands)

                                                                                                               SIX MONTHS
                                                                                                      -----------------------------
                                                                                                          2002             2001
                                                                                                      -------------      ----------
      Cash flows from operating activities:
            Net income                                                                                $   5,782           $   2,359
            Non-cash adjustments to net income:
                 Amortization                                                                               930               2,895
                 Depreciation                                                                             9,436               8,706
                 Other non-cash adjustments                                                              (1,340)              5,233
            Net changes in assets and liabilities                                                        16,073              (8,097)
                                                                                                      ---------           ---------
                     Net cash provided by operating activities                                           30,881              11,096

      Cash flows from investing activities:
            Purchases of property, plant and equipment                                                   (7,685)             (4,193)
                                                                                                      ---------           ---------
                     Net cash used by investing activities                                               (7,685)             (4,193)

      Cash flows from financing activities:
            Reduction of debt                                                                          (118,868)           (197,175)
            Proceeds from debt financing                                                                 94,200             190,686
            Issuance of common stock                                                                         82                  --
            Other                                                                                          (769)             (1,040)
                                                                                                      ---------           ---------
                     Net cash used by financing activities                                              (25,355)             (7,529)

      Effect of exchange rate changes on cash and cash
            equivalents                                                                                     283               1,432
                                                                                                      ---------           ---------
                     Net (decrease) increase in cash and cash equivalents                                (1,876)                806

      Cash and cash equivalents, beginning of period                                                     11,358               9,757
                                                                                                      ---------           ---------
      Cash and cash equivalents, end of period                                                        $   9,482           $  10,563
                                                                                                      =========           =========

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 31, 2002, results of operations and cash flows for the three and six month periods ended March 31, 2002, and April 1, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

         SHIPPING AND HANDLING COSTS: The Company incurred shipping and handling costs of $5,394 and $6,612 and $12,390 and $13,931 for the three and six months ended March 31, 2002 and April 1, 2001, respectively, which are included in selling expense.

         CONCENTRATION OF CREDIT RISK: Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors its customer's credit and financial conditions based on changing economic conditions and will make adjustments to credit policies as required. The Company has historically incurred minimal credit losses but in the six months ending March 31, 2002 experienced a significant loss resulting from the bankruptcy filing of a major retailer in the United States.

         The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of our sales volume. This major customer represented approximately 22% and 20%, respectively, of receivables as of March 31, 2002 and September 30, 2001.

         Approximately 25% of the Company's sales occur outside of North America, and these sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present. The Argentine Peso and Venezuelan Bolivars devaluation did not have a significant impact on the Company's estimate of collectability.

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. The Company adopted EITF 00-14 and EITF 00-25 in the second fiscal quarter of 2002.

         The adoption resulted in the following reclassifications for the three and six month periods ended March 31, 2002 and April 1, 2001 in the Company's results of operations. For the three months ended March 31, 2002 and April 1, 2001, net sales were reduced by $8,823 and $10,513, respectively; cost of sales were increased by $2,705 and $2,415, respectively; and selling expenses were reduced by $11,528 and $12,928, respectively. For the six months ended March 31, 2002 and April 1, 2001, net sales were reduced by $29,290 and $29,765, respectively;

         cost of sales were increased by $7,947 and $6,969, respectively; and selling expenses were reduced by $37,237 and $36,734, respectively.

         Concurrent with the adoption of EITF 00-25, the Company reclassified certain accrued trade incentives as a contra receivable versus the Company's previous presentation as a component of accounts payable. Historically, customers offset earned trade incentives when making payments on account. Therefore, the Company believes the reclassification of these accrued trade incentives as a contra receivable better reflects the underlying economics of the Company's net receivable due from trade customers.

         The reclassification results in a reduction in accounts receivable and accounts payable in our Consolidated Balance Sheets of $22,163 and $21,383 at March 31, 2002 and September 30, 2001, respectively.

         Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS.

         Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Upon the transition to Statement 142, no goodwill was deemed to be impaired.

         An identification of the impacts to date of adopting Statement 142 follows:

                                                                 THREE MONTHS ENDING          SIX MONTHS ENDING
                                                                 --------------------         -----------------
                                                                MARCH 31,    APRIL 1,       MARCH 31,     APRIL 1,
                                                                ----------   --------      ----------    --------
                                                                    2002        2001          2002          2001
                                                                    ----        ----          ----          ----
        Reported net income............................            $5,380       $4,125        $5,782        $2,359
        Add back: Goodwill amortization,  net of tax of
        $0.............................................                --          258            --           536
        Add back: Trade name  amortization,  net of tax
        of $213 and $427, respectively.................                --          349            --           698
                                                                   ------       ------        ------        ------
        Adjusted net income............................            $5,380       $4,732        $5,782        $3,593
                                                                   ======       ======        ======        ======
        BASIC EARNINGS PER SHARE:
        ------------------------
        Reported net income............................             $0.17        $0.15         $0.18         $0.09
        Goodwill amortization..........................                --         0.01            --          0.02
        Trade name amortization........................                --         0.01            --          0.03
                                                                   ------       ------        ------        ------
        Adjusted net income............................             $0.17        $0.17         $0.18         $0.14
                                                                   ======       ======        ======        ======
        DILUTED EARNINGS PER SHARE:
        --------------------------
        Reported net income............................             $0.17        $0.14         $0.18         $0.08
        Goodwill amortization..........................                --         0.01            --          0.02
        Trade name amortization........................                --         0.01            --          0.02
                                                                   ------       ------        ------        ------
        Adjusted net income............................             $0.17        $0.16         $0.18         $0.12
                                                                   ======       ======        ======        ======

         DERIVATIVE FINANCIAL INSTRUMENTS:

         Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

         The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and six month periods ended March 31, 2002, $1,273 and $2,348, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At March 31, 2002, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 6.404% for a notional principal amount of $75,000 through October 2002, 4.458% for a notional principal amount of $70,000 from October 2002 through July 2004 and 3.769% for a notional principal amount of $100,000 through August 2004. The derivative net gains on these contracts recorded in OCI at March 31, 2002 was an after-tax gain of $57.

         The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three and six month periods ended March 31, 2002, $0 and $17, respectively, of pretax derivative losses were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. During the three and six month periods ended March 31, 2002, $9 and $66, respectively, of pretax derivative gains were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At March 31, 2002, the Company had a series of swap contracts outstanding with a contract value of $740. The derivative net gain on these contracts recorded in OCI at March 31, 2002 was an after-tax gain of $22.

         The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. The Company previously entered into a series of forward contracts through October 2001 to hedge the exposure from a firm commitment to purchase certain battery manufacturing equipment denominated in Japanese Yen. During the three and six month periods ended March 31, 2002, $0 and $63, respectively, of pretax derivative gains were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment and $0 and $63, respectively, of pretax losses were recorded as an adjustment to earnings for changes in fair value of this firm purchase commitment. During the three and six month periods ended March 31, 2002, $0 and $78, respectively, of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment that were settled at maturity and $0 and $78, respectively, of pretax gains were recorded as an adjustment to earnings for payments made against this firm purchase commitment.

         The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. During the three and six month periods ended March 31, 2002, $699 and $1,576, respectively, of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At March 31, 2002, the Company had a series of swap contracts outstanding through August 2003 with a contract value of $9,470. The derivative net losses on these contracts recorded in OCI at March 31, 2002 was an after-tax loss of $301.

      2  INVENTORIES

         Inventories consist of the following:

                                                                     MARCH 31, 2002            SEPTEMBER 30, 2001
                                                                     --------------            ------------------
        Raw material........................................               $21,480                    $24,271
        Work-in-process.....................................                20,153                     14,015
        Finished goods......................................                39,383                     53,025
                                                                           -------                    -------
                                                                           $81,016                    $91,311
                                                                           =======                    =======

3        ACQUIRED INTANGIBLE ASSETS AND GOODWILL

                                                       MARCH 31, 2002                           SEPTEMBER 30, 2001
                                                       --------------                           ------------------
                                            GROSS                                      GROSS
                                           CARRYING     ACCUMULATED         NET       CARRYING     ACCUMULATED        NET
                                            AMOUNT      AMORTIZATION    INTANGIBLE     AMOUNT     AMORTIZATION    INTANGIBLE
                                            ------      ------------    ----------     ------     ------------    ----------
        AMORTIZED INTANGIBLE ASSETS
        Non-compete agreement .........      $   700       $   560       $   140       $   700       $   490       $   210
        Proprietary technology ........          525           291           234           525           275           250
                                             -------       -------       -------       -------       -------       -------
                                             $ 1,225       $   851       $   374       $ 1,225       $   765       $   460
                                             =======       =======       =======       =======       =======       =======
        PENSION INTANGIBLES
        Under-funded pension ..........      $ 3,081           $--       $ 3,081       $ 3,081           $--       $ 3,081
                                             =======       =======       =======       =======       =======       =======
        UNAMORTIZED INTANGIBLE ASSETS
        Trade name ....................      $90,000       $ 4,875       $85,125       $90,000       $ 4,875       $85,125
                                             =======       =======       =======       =======       =======       =======

                                                                NORTH        LATIN
        GOODWILL                                               AMERICA      AMERICA       EUROPE/ROW          TOTAL
        --------                                              --------      -------       ----------          -----
        Balance as of October 1, 2001, net............          $1,035      $26,884           $2,489        $30,408
        Effect of translation.........................              --           --             (85)           (85)
                                                                ------      -------           ------        -------
        Balance as of March 31, 2002, net.............          $1,035      $26,884           $2,404        $30,323
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

         Pursuant to Statement 142, the Company ceased amortizing goodwill assets on October 1, 2001. Upon initial application of Statement 142, the Company reassessed the useful lives of its intangible assets and deemed only the trade name asset to have an indefinite useful life because it is expected to generate cash flows indefinitely. Based on this, the Company ceased amortizing the trade name on October 1, 2001 also.

         The amortization expense for the three and six months ended March 31, 2002 and April 1, 2001 are as follows:

                                                                THREE MONTHS ENDING                     SIX MONTHS ENDING
                                                                -------------------                     -----------------
                                                           MARCH 31, 2002       APRIL 1, 2001     MARCH 31, 2002      APRIL 1, 2001
                                                           --------------       -------------     --------------      -------------
        AMORTIZATION EXPENSE
        Goodwill amortization.........................                $--                $258                $--               $536
        Trade name amortization.......................                 --                $562                 --              1,125
        Non-compete and proprietary technology........                 43                  43                 86                 86
                                                                      ---                ----                ---             ------
                                                                      $43                $863                $86             $1,747
                                                                      ===                ====                ===             ======

     4   OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income for the three and six months ended March 31, 2002 and April 1, 2001 are as follows:

                                                                 THREE MONTHS ENDING                 SIX MONTHS ENDING
                                                                 -------------------                 -----------------
                                                           MARCH 31, 2002    APRIL 1, 2001    MARCH 31, 2002    APRIL 1, 2001
                                                           --------------    -------------    --------------    -------------
        Net income ....................................          $ 5,380           $ 4,125         $ 5,782         $ 2,359
        Other comprehensive income (loss):
           Foreign currency translation ...............           (4,589)             (663)         (4,209)           (356)
           Net unrealized loss on available for sale
           securities .................................               (6)               --            (105)             --
           Cumulative effect of change in accounting
           principle ..................................               --                --              --            (150)
           Net unrealized gain (loss) on derivative
           instruments ................................            1,574              (981)          2,871          (1,692)
                                                                 -------           -------         -------         -------
        Comprehensive income ..........................          $ 2,359           $ 2,481         $ 4,339         $   161
                                                                 =======           =======         =======         =======

         Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of stockholder's equity. Also included are the effects of exchange rate changes of intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and six months ended March 31, 2002 were primarily attributable to currency devaluation in Argentina, $2,381 and $2,383, respectively, and in Venezuela, $1,672 and $1,718, respectively.

     5   NET INCOME PER COMMON SHARE

         Net income per common share for the three and six months ended March 31, 2002 and April 1, 2001 is calculated based upon the following shares:

                                                                   THREE MONTHS ENDING                     SIX MONTHS ENDING
                                                            -------------------------------- --------------------------------------
                                                            MARCH 31, 2002      APRIL 1, 2001      MARCH 31, 2002     APRIL 1, 2001
                                                            --------------      -------------      --------------     -------------
        Basic...............................................        31,767             27,578              31,773            27,575
        Effect of restricted stock and assumed
        conversion of options...............................           577              1,141                 605             1,027
                                                                    ------             ------              ------            ------
        Diluted.............................................        32,344             28,719              32,378            28,602
                                                                    ======             ======              ======            ======

6    COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable
         (2022). The Company incurred royalty expenses of $2,000 for 1999, $2,250 for 2000 and $3,000 for 2001. At March 31, 2002, the Company had commitments of approximately $1,004 for the acquisition of inventory and manufacturing equipment, all of which are expected to be incurred in calendar 2002.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,598, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

         The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

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

                           2001 RESTRUCTURING SUMMARY

                                                                      TERMINATION             OTHER
                                                                       BENEFITS               COSTS                TOTAL
                                                                       --------               ------                -----
         Expense accrued                                                $  5,000             $ 11,000             $ 16,000
         Change in estimate                                                4,400                  100                4,500
         Expense as incurred                                                 700                1,100                1,800
         Cash expenditures                                                (5,800)              (1,300)              (7,100)
         Non-cash charges                                                     --               (9,300)              (9,300)
                                                                        --------             --------             --------
         Balance September 30, 2001                                     $  4,300             $  1,600             $  5,900
         Cash expenditures                                                (1,300)                (100)              (1,400)
         Non-cash charges                                                     --                 (100)                (100)
                                                                        --------             --------             --------
         Balance December 30, 2001                                      $  3,000             $  1,400             $  4,400
         Cash expenditures                                                (1,500)                (100)              (1,600)
         Non-cash charges                                                     --                 (200)                (200)
                                                                        --------             --------             --------
         Balance March 31, 2002                                         $  1,500             $  1,100             $  2,600
                                                                        ========             ========             ========

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

         REVENUES FROM EXTERNAL CUSTOMERS                        THREE MONTHS ENDING                 SIX MONTHS ENDING
                                                                 -------------------                 -----------------
                                                           MARCH 31, 2002    APRIL 1, 2001    MARCH 31, 2002    APRIL 1, 2001
                                                           --------------    -------------    --------------    -------------
         North America.................................             $89,752          $96,527          $212,117        $215,755
         Latin America.................................              18,378           26,498            44,367          60,017
         Europe/ROW....................................              13,023           11,654            26,552          23,214
                                                                   --------         --------          --------        --------
         Total segments................................            $121,153         $134,679          $283,036        $298,986
                                                                   ========         ========          ========        ========

         INTER SEGMENT REVENUES                                  THREE MONTHS ENDING                 SIX MONTHS ENDING
                                                                 -------------------                 -----------------
                                                           MARCH 31, 2002    APRIL 1, 2001   MARCH 31, 2002     APRIL 1, 2001
                                                           --------------    -------------   --------------     -------------
         North America.................................              $7,695           $8,728           $17,872         $16,940
         Latin America.................................               1,972            2,965             3,749           4,456
         Europe/ROW....................................                 730              582             1,172           1,181
                                                                   --------         --------          --------        --------
         Total segments................................             $10,397          $12,275           $22,793         $22,577
                                                                   ========         ========          ========        ========

         SEGMENT PROFIT                                          THREE MONTHS ENDING                 SIX MONTHS ENDING
                                                                 -------------------                 -----------------
                                                           MARCH 31, 2002    APRIL 1, 2001   MARCH 31, 2002     APRIL 1, 2001
                                                           --------------    -------------   --------------     -------------
         North America.................................             $17,752          $15,192           $25,107         $37,619
         Latin America.................................                 504            4,510             4,146          11,419
         Europe/ROW....................................               1,108            1,118             2,252           1,293
                                                                   --------         --------          --------        --------
         Total segments................................              19,364           20,820            31,505          50,331

         Corporate.....................................               6,505            6,781            15,106          13,634
         Special charges...............................                  16              230                16          16,260
         Interest expense..............................               4,057            7,182             8,226          15,374
         Other expense (income), net...................                 397              181             (385)           1,133
                                                                   --------         --------          --------        --------
         Income before income taxes....................              $8,389           $6,446            $8,542          $3,930
                                                                   ========         ========          ========        ========

                                                                                       SIX MONTHS ENDED
                                                                              ---------------------------------
         SEGMENT ASSETS                                                       MARCH 31, 2002      APRIL 1, 2001
                                                                              --------------      -------------
         North America.................................                             $232,287           $233,699
         Latin America.................................                              202,054            206,227
         Europe/ROW....................................                               29,305             26,690
                                                                                    --------           --------
         Total segments................................                             $463,646           $466,616

         Corporate.....................................                               43,991             50,805
                                                                                    --------           --------
         Total assets at period end....................                             $507,637           $517,421
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


                                         RAYOVAC CORPORATION AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATING BALANCE SHEET
                                                 As of March 31, 2002
                                                      (Unaudited)
                                                    (In thousands)

                                                                               GUARANTOR    NONGUARANTOR               CONSOLIDATED
                                                                   PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS     TOTAL
                                                                  ---------   ------------  ------------  ------------ ------------
                                                                                              -ASSETS-
Current assets:
   Cash and cash equivalents                                      $   3,256     $      47     $   6,179     $      --     $   9,482
   Receivables                                                       20,151        54,875        59,697       (18,418)      116,305
   Inventories                                                       54,770            --        28,201        (1,955)       81,016
   Prepaid expenses and other                                        23,188           497         9,237            --        32,922
                                                                  ---------     ---------     ---------     ---------     ---------
      Total current assets                                          101,365        55,419       103,314       (20,373)      239,725

Property, plant and equipment, net                                   77,781            27        27,802            --       105,610
Deferred charges and other, net                                      64,999           631         3,429       (25,660)       43,399
Intangible assets, net                                               89,802            --        29,289          (188)      118,903
Investments in subsidiaries                                         146,689        91,263            --      (237,952)           --
                                                                  ---------     ---------     ---------     ---------     ---------
   Total assets                                                   $ 480,636     $ 147,340     $ 163,834     $(284,173)    $ 507,637
                                                                  =========     =========     =========     =========     =========

                                                                               -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
   Current maturities of long-term debt                           $  22,935     $      --     $   9,969     $  (7,439)    $  25,465
   Accounts payable                                                  34,503             5        21,668       (10,308)       45,868
   Accrued liabilities:
      Wages and benefits and other                                   22,153           406         7,136            --        29,695
      Other special charges                                           2,526            --           268            --         2,794
                                                                  ---------     ---------     ---------     ---------     ---------
           Total current liabilities                                 82,117           411        39,041       (17,747)      103,822

Long term debt, net of current maturities                           208,004            --        25,679       (25,667)      208,016
Employee benefit obligations, net of current portion                 20,271            --           550            --        20,821
Other                                                                 4,796           240         7,552            --        12,588
                                                                  ---------     ---------     ---------     ---------     ---------
         Total liabilities                                          315,188           651        72,822       (43,414)      345,247

Shareholders' equity:
   Common stock                                                         615             1        12,072       (12,072)          616
   Additional paid-in capital                                       180,303        62,788        54,154      (116,824)      180,421
   Retained earnings                                                128,978        90,855        31,439      (125,506)      125,766
   Accumulated other comprehensive loss                              (8,346)       (6,955)       (6,653)       13,643        (8,311)
   Notes receivable from officers/shareholders                       (3,865)           --            --            --        (3,865)
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                    297,685       146,689        91,012      (240,759)      294,627

Less: Treasury stock, at cost                                      (130,070)           --            --            --      (130,070)
Less: Unearned restricted stock compensation                         (2,167)           --            --            --        (2,167)
                                                                  ---------     ---------     ---------     ---------     ---------
   Total shareholders' equity                                       165,448       146,689        91,012      (240,759)      162,390
                                                                  ---------     ---------     ---------     ---------     ---------
   Total liabilities & shareholders' equity                       $ 480,636     $ 147,340     $ 163,834     $(284,173)    $ 507,637
                                                                  =========     =========     =========     =========     =========


                                         RAYOVAC CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                    For the three month period ended March 31, 2002
                                                      (Unaudited)
                                                    (In thousands)

                                                                      GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                                          PARENT     SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS      TOTAL
                                                        ---------   ------------      ------------     ------------   ------------
Net sales                                               $ 87,759         $  8,159         $ 37,435         $(12,200)        $121,153
Cost of goods sold                                        49,438            7,914           25,967          (12,116)          71,203
Special charges                                             (149)              --              165               --               16
                                                        --------         --------         --------         --------         --------
   Gross profit                                           38,470              245           11,303              (84)          49,934

Selling expense                                           16,195              194            8,300              (77)          24,612
General and administrative                                 8,305           (2,723)           3,485               --            9,067
Research and development                                   3,412               --               --               --            3,412
                                                        --------         --------         --------         --------         --------
   Total operating expenses                               27,912           (2,529)          11,785              (77)          37,091

Income (loss) from operations                             10,558            2,774             (482)              (7)          12,843

Interest expense                                           3,836               --              605             (384)           4,057
Equity (income) loss                                        (739)           2,008               --           (1,269)              --
Other (income) expense, net                                 (466)            (111)             590              384              397
                                                        --------         --------         --------         --------         --------
Income (loss) before income taxes                          7,927              877           (1,677)           1,262            8,389

Income tax expense                                         2,540              138              331               --            3,009
                                                        --------         --------         --------         --------         --------
Net income (loss)                                       $  5,387         $    739         $ (2,008)        $  1,262         $  5,380
                                                        ========         ========         ========         ========         ========


                                         RAYOVAC CORPORATION AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                     For the six month period ended March 31, 2002
                                                      (Unaudited)
                                                    (In thousands)

                                                                   GUARANTOR        NONGUARANTOR                     CONSOLIDATED
                                                     PARENT       SUBSIDIARIES      SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                   ---------      ------------      ------------     ------------     ------------
Net sales                                          $ 208,727         $  19,540         $  83,245        $ (28,476)        $ 283,036
Cost of goods sold                                   122,490            18,954            56,260          (27,350)          170,354
Special charges                                          (68)               --                84               --                16
                                                   ---------         ---------         ---------        ---------         ---------
   Gross profit                                       86,305               586            26,901           (1,126)          112,666

Selling expense                                       35,586               357            16,279             (203)           52,019
General and administrative                            35,963            (5,655)            7,326               --            37,634
Research and development                               6,630                --                --               --             6,630
                                                   ---------         ---------         ---------        ---------         ---------
   Total operating expenses                           78,179            (5,298)           23,605             (203)           96,283

Income from operations                                 8,126             5,884             3,296             (923)           16,383

Interest expense                                       7,840                --             1,309             (923)            8,226
Equity income                                         (6,702)             (601)               --            7,303                --
Other (income) expense, net                           (1,303)             (468)              213            1,173              (385)
                                                   ---------         ---------         ---------        ---------         ---------
Income before income taxes                             8,291             6,953             1,774           (8,476)            8,542

Income tax expense                                     1,336               251             1,173               --             2,760
                                                   ---------         ---------         ---------        ---------         ---------
Net income                                         $   6,955         $   6,702         $     601        $  (8,476)        $   5,782
                                                   =========         =========         =========        =========         =========


                                         RAYOVAC CORPORATION AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     For the six month period ended March 31, 2002
                                                      (Unaudited)
                                                    (In thousands)

                                                                           GUARANTOR    NONGUARANTOR                  CONSOLIDATED
                                                             PARENT       SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS        TOTAL
                                                            ---------     ------------  ------------  ------------    ---------
Net cash provided (used) by operating activities            $  32,922     $       1     $  (1,306)    $    (736)      $  30,881

Cash flows from investing activities:
        Purchases of property, plant and equipment             (6,962)           --          (723)           --          (7,685)
                                                            ---------     ---------     ---------     ---------       ---------
Net cash used by investing activities                          (6,962)           --          (723)           --          (7,685)

Cash flows from financing activities:
        Reduction of debt                                    (119,171)           --           303            --        (118,868)
        Proceeds from debt financing                           94,200            --            --            --          94,200
        Issuance of stock                                          82            --            --            --              82
        Other                                                    (664)           --          (356)          251            (769)
                                                            ---------     ---------     ---------     ---------       ---------
Net cash used by financing activities                         (25,553)           --           (53)          251         (25,355)

Effect of exchange rate changes on cash and cash
        equivalents                                                --            --          (202)          485             283
                                                            ---------     ---------     ---------     ---------       ---------
Net increase (decrease) in cash and cash equivalents              407             1        (2,284)           --          (1,876)

Cash and cash equivalents, beginning of period                  2,849            46         8,463            --          11,358
                                                            ---------     ---------     ---------     ---------       ---------
Cash and cash equivalents, end of period                    $   3,256     $      47     $   6,179     $      --       $   9,482
                                                            =========     =========     =========     =========       =========

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FISCAL QUARTER AND SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO
FISCAL QUARTER AND SIX MONTHS ENDED APRIL 1, 2001


         NET SALES. Net sales for the three months ended March 31, 2002 (the "Fiscal 2002 Quarter") decreased $13.5 million, or 10.0%, to $121.2 million from $134.7 million in the three months ended April 1, 2001 (the "Fiscal 2001 Quarter"). The sales decline reflects continued economic weakness in Latin America and continued high levels of industry promotional activity in North America partially offset by increased volume in Europe/ROW.

         Net sales for the six months ended March 31, 2002 (the "Fiscal 2002 Six Months") decreased $16.0 million, or 5.4%, to $283.0 million from $299.0 million in the six months ended April 1, 2001 (the "Fiscal 2001 Six Months"). The sales decline reflects continued economic weakness in the Latin America region partially offset by product line extension gains in North America and volume increases in Europe/ROW.

         NET INCOME. Net income for the Fiscal 2002 Quarter increased $1.3 million to $5.4 million from $4.1 million in the Fiscal 2001 Quarter. The increase reflects a reduction in interest expense primarily attributable to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering.

         Net income for the Fiscal 2002 Six Months increased $3.4 million to $5.8 million from $2.4 million in the Fiscal 2001 Six Months. The increase reflects a reduction in interest expense primarily attributable to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering. In addition, a bad debt reserve of $10.0 million, net of tax, related to the bankruptcy filing of a major customer was recognized in the Fiscal 2002 Six Months, while the Fiscal 2001 Six Month's results reflected a special charge reserve of $10.7 million, net of tax.

         SEGMENT RESULTS. The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, and South America; Europe/ROW includes the United Kingdom, Europe and all other countries in which the company does business. We evaluate segment profitability based on income from operations before corporate expense. Corporate expense includes corporate purchasing expense, general and administrative expense and research and development expense.


                                                                   FISCAL QUARTER                       SIX MONTHS
                                                               ----------------------             ----------------------
NORTH AMERICA                                                  2002              2001             2002              2001
                                                               ----              ----             ----              ----

Revenue from external customers.....................           $ 89.8           $ 96.5            $212.1           $215.8
Profitability.......................................             17.8             15.2              25.1             37.6
Profitability as a % of net sales...................             19.8%            15.8%             11.8%            17.4%
Assets..............................................           $232.3           $233.7            $232.3           $233.7

         Our sales to external customers decreased $6.7 million, or 6.9%, to $89.8 million in the Fiscal 2002 Quarter from $96.5 million the previous year due primarily to weakness in alkaline, hearing aid, and heavy duty batteries. Alkaline sales decreases were primarily attributable to new distribution which was offset by the sluggish economy, increased promotional activity, and our inablility to anniversary an order from an OEM customer in the prior year. Heavy duty sales decreases reflect a discontinuation of certain products at certain stores of a major retailer and general industry trends. The hearing aid softness is primarily attributable to timing of promotional shipments to key customers.

         In the Fiscal 2002 Six Months, our sales to external customers decreased $3.7 million, or 1.7%, to $212.1 million in the Fiscal 2002 Six Months from $215.8 million the previous year as a result of strong sales of alkaline batteries and lighting products offset by weakness in heavy duty and specialty batteries. Alkaline sales increases were primarily attributable to new distribution, while lighting products increases were primarily attributable to product line extension and the introduction of new products. Heavy duty sales decreases reflect the trend in the industry toward alkaline in place of heavy duty and the discontinuation of certain products at certain stores of a major retailer. Specialty batteries sales decreases versus last year primarily reflect a decline in camcorder battery sales, as well as a reduction of lithium battery sales due to softness in demand from OEM customers in the PC, telecommunications and electronics industries.

         Our profitability increased $2.6 million, or 17.1%, to $17.8 million in the Fiscal 2002 Quarter from $15.2 million in the Fiscal 2001 Quarter. The increase in profitability in the Fiscal 2002 Quarter was attributable to lower selling expenses primarily reflecting lower advertising and other selling expenses in addition to favorable distribution expenses reflecting favorable freight rates. Our profitability margins increased 400 basis points to 19.8% from 15.8% in the same quarter last year. The increase primarily reflects lower operating expenses as a percentage of sales in addition to favorable gross profit margins.

         In the Fiscal 2002 Six Months, our profitability decreased $12.5 million, or 33.2%, to $25.1 million in the Fiscal 2002 Six Months from $37.6 million in the Fiscal 2001 Six Months. The decrease in profitability in the Fiscal 2002 Six Months was primarily attributable to a $16.1 million bad debt reserve attributable to the bankruptcy filing of a major customer. Excluding the impact of this reserve, profitability increased $3.6 million, or 9.6%, versus the same period last year due to lower advertising, promotional, and distribution expenses. Our profitability margins, excluding the bad debt reserve, increased 200 basis points to 19.4% from 17.4% in the previous year. The increase primarily reflects lower operating expenses as a percentage of sales partially offset by a reduction in gross profit margins reflecting a shift in customer mix and increased promotional activity.

         Our assets decreased $1.4 million, or 0.6%, to $232.3 million in the Fiscal 2002 Quarter from $233.7 million the previous year. The decrease was primarily attributable to a decrease in receivables and inventory partially offset by increased capital investment.


                                                                   FISCAL QUARTER                       SIX MONTHS
                                                               ----------------------             ----------------------
LATIN AMERICA                                                  2002              2001             2002              2001
                                                               ----              ----             ----              ----

Revenue from external customers.....................           $ 18.4           $ 26.5            $ 44.4           $ 60.0
Profitability.......................................              0.5              4.5               4.1             11.4
Profitability as a % of net sales...................              2.7%            17.0%              9.2%            19.0%
Assets..............................................           $202.1           $206.2            $202.1           $206.2

         Our sales to external customers decreased $8.1 million, or 30.6% to $18.4 million in the Fiscal 2002 Quarter from $26.5 million in the same period last year, and decreased $15.6 million, or 26.0%, to $44.4 million in the Fiscal 2002 Six Months from $60.0 million the same period last year due primarily to decreased sales of zinc carbon and alkaline batteries. Net sales were impacted by unfavorable economic conditions, planned curtailment of shipments to certain distributors and wholesalers who were delinquent in payments, political uncertainties in Argentina and Venezuela, and the unfavarable impacts of currency devaluation which contributed approximately 6.3% and 4.3%, respectively, to the sales decline versus the prior year periods.

         Our profitability declined $4.0 million in the Fiscal 2002 Quarter and $7.3 million in the Fiscal 2002 Six Months. The decrease in profitability versus the same period last year was primarily attributable to the sales and gross profit margin decline, partially offset by a reduction in operating expenses primarily reflecting the adoption of SFAS 142 which resulted in a reduction of amortization expense. The Venezuelan Bolivars devaluation did not have a significant impact on the operating results for the Fiscal 2002 Quarter.

         Our profitability margins in the Fiscal 2002 Quarter and Fiscal 2002 Six Months decreased primarily due to an unfavorable product line mix compounded by our relatively fixed operating expenses spread over lower sales.

         Our assets decreased $4.1 million, or 2.0%, to $202.1 million in the Fiscal 2002 Quarter from $206.2 million the previous year. Increases in accounts receivable, reflecting longer terms associated with distribution at larger retail accounts and general economic weakness, were offset by decreases in inventory throughout the region and lower advertising and other prepaid assets.


                                                                   FISCAL QUARTER                       SIX MONTHS
                                                               ----------------------             ----------------------
EUROPE/ROW                                                     2002              2001             2002              2001
                                                               ----              ----             ----              ----

Revenue from external customers.....................            $13.0            $11.7             $26.5            $23.2
Profitability.......................................              1.1              1.1               2.2              1.3
Profitability as a % of net sales...................              8.5%             9.4%              8.3%             5.6%
Assets..............................................            $29.3            $26.7             $29.3            $26.7

         Our sales to external customers increased $1.3 million, or 11.1%, to $13.0 million in the Fiscal 2002 Quarter from $11.7 million the same period last year and increased $3.3 million, or 14.2%, to $26.5 million in the Fiscal 2002 Six Months from $23.2 million the same period last year primarily reflecting strong sales of alkaline and hearing aid batteries attributable to distribution gains partially offset by the unfavorable impacts of currency devaluation.

         Our profitability was flat in the Fiscal 2002 Quarter and increased $0.9 million, or 69.2%, to $2.2 million in the Fiscal 2002 Six Months. Profitability in the Fiscal 2002 Quarter was impacted by unfavorable gross profit margins which offset the favorable impacts of volume gains. The increase in profitability in the Fiscal 2002 Six Months primarily reflects the benefits of volume gains compounded by a reduction in operating expenses reflecting the adoption of SFAS 142, which resulted in lower amoritzation expense. Our profitability margin increase, as a percentage of sales, in the Fiscal 2002 Six Months is primarily driven by lower general and administrative expenses.

         Our assets increased $2.6 million, or 9.7%, to $29.3 million from $26.7 million the previous year due primarily to an increase in inventory and receivables reflecting the sales growth.

         CORPORATE EXPENSE. Our corporate expense decreased $0.3 million, or 4.4%, to $6.5 million in the Fiscal 2002 Quarter from $6.8 million in the Fiscal 2001 Quarter and increased $1.5 million, or 11.0%, to $15.1 million in the Fiscal 2002 Six Months from $13.6 million the same period last year. The increase in the Fiscal 2002 Six Months was attributable to increased technology spending and the accrual of management incentives, which were unearned in the previous year. As a percentage of total sales, our corporate expense was 5.4% and 5.1% in the Fiscal 2002 and Fiscal 2001 Quarters, respectively, and 5.3% and 4.6% in the Fiscal 2002 and Fiscal 2001 Six Months, respectively.

         SPECIAL CHARGES. The Company incurred minimal special charges in the Fiscal 2002 Quarter and Six Months. The Fiscal 2001 Six Months reflects $16.3 million in special charges primarily associated with expenses for the shutdown of our Wonewoc, Wisconsin, manufacturing facility and restructuring initiatives in Latin America and North America.

         INCOME FROM OPERATIONS. Our income from operations decreased $1.0 million, or 7.3%, to $12.8 million in the Fiscal 2002 Quarter from $13.8 million the same period last year. The decrease was primarily attributable to the profitability decline in Latin America partially offset by increased profitability in North America.

         In the Fiscal 2002 Six Months, our income from operations decreased $4.0 million, or 19.6%, to $16.4 million from $20.4 million the previous year. The decrease was primarily attributable to the profitability decline in Latin America. A bad debt reserve associated with the bankruptcy filing of a major customer was recognized in the Fiscal 2002 Six Months, while the Fiscal 2001 Six Month's reflects the special charge reserve.

         INTEREST EXPENSE. Interest expense decreased $3.1 million to $4.1 million in the Fiscal 2002 Quarter and decreased $7.2 million to $8.2 million in the Fiscal 2002 Six Months due to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering combined with lower effective interest rates.

         OTHER EXPENSE (INCOME). Other expense increased $0.2 million to $0.4 million in the Fiscal 2002 Quarter. The increase in the Fiscal 2002 Quarter was attributable to foreign exchange losses reflecting the unfavorable impacts of currency devaluations in Argentina and Venezuela.

         Other income increased $1.5 million to income of $0.4 million in the Fiscal 2002 Six Months. The increase in the Fiscal 2002 Six Months was attributable to foreign exchange gains versus foreign exchange losses in the same period last year, primarily Mexico, partially offset by the unfavorable impacts of currency devaluations in Venezuela and Argentina.

         INCOME TAX EXPENSE. Our effective tax rate was 35.8% and 36.0% for the Fiscal 2002 Quarter and the Fiscal 2001 Quarter, respectively. Our effective tax rate was 32.3% for the Fiscal 2002 Six Months compared to 40.0% for the Fiscal 2001 Six Months. The effective tax rate for the prior year reflects a larger percentage of our income being derived from foreign jurisdictions.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

         The adoption of Statement 142 resulted in an increase to pre-tax income of $0.8 million ($0.6 million after-tax) versus the previous year's quarter and $1.6 million ($1.2 million after-tax) versus the Fiscal 2001 Six Months. The increase is attributable to the discontinuation of amortization of the trade name and Latin America, North America, and Europe/ROW segment goodwill. These assets were being amortized on a straight line basis over 15 to 40 years. Upon initial application of Statement 142, the Company reassessed the useful lives of its intangible assets and deemed only the trade name to have an indefinite useful life because it is expected to generate cash flows indefinitely. The unamortized book value of these assets is $115.4 million. Upon the transition to Statement 142, no goodwill was deemed to be impaired.

         Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor's Products or Services". These Issues address the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products and when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense.

         The adoption of these EITF's resulted in the following reclassifications in the Company's results of operations. For the three months ended March 31, 2002 and April 1, 2001, net sales were reduced by $8.8 and $10.5 million, respectively; cost of sales were increased by $2.7 and $2.4 million, respectively; and selling expenses were reduced by $11.5 and $12.9 million, respectively. For the six months ended March 31, 2002 and April 1, 2001, net sales were reduced by $29.3 and $29.8 million, respectively; cost of sales were increased by $7.9 and $7.0 million, respectively; and selling expenses were reduced by $37.2 and $36.8 million, respectively.

         Concurrent with the adoption of EITF 00-25, the Company reclassified certain accrued trade incentives as a contra receivable versus the Company's previous presentation as a component of accounts payable. Historically, customers offset earned trade incentives when making payments on account. Therefore, the Company believes the reclassification of these accrued trade incentives as a contra receivable better reflects the underlying economics of the Company's net receivable due from out trade customers.

         The reclassification results in a reduction in accounts receivable and accounts payable in our Consolidated Balance Sheets of $22.2 million and $21.4 million at March 31, 2002 and September 30, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2002 Six Months, operating activities provided $30.9 million in net cash compared with $11.1 million the previous year. Operating cash flow increases versus the previous year primarily reflect the reduction of interest payments due to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering as well as a lower investment in working capital.

         Net cash used by investing activities increased $3.5 million versus the same period a year ago reflecting an increase in capital expenditures. Expenditures in the Fiscal 2002 Six Months were primarily for improvements to alkaline battery manufacturing. Capital expenditures for fiscal 2002 are expected to be approximately $20.0 million which will include continued performance upgrades to our alkaline and zinc air manufacturing and packaging operations and continued investment in technology.

         During the Fiscal 2002 Six Months we granted approximately 0.9 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant.

         As a result of the bad debt reserve for Kmart receivables in the quarter ended December 30, 2001, the Company was out of compliance with the leverage ratio covenant of its senior bank credit agreement ("Second Amended Restated Credit Agreement"). On February 12, 2002, the Company amended the Second Amended Restated Credit Agreement ("Fourth Amendment") which placed it in compliance with an amended leverage ratio based on an amended definition of EBITDA (see Exhibit 4.11). The Company recorded $0.3 million of fees paid as a result of the amendment as a debt issuance cost which will be amortized over the remaining life of the agreement.

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75.0 million. As of March 31, 2002, $28.3 million of the term loan remained outstanding and $194.5 million was outstanding under the revolving facility with approximately $10.7 million of the remaining availability utilized for outstanding letters of credit.

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

         As of March 31, 2002, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $4.2 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $1.9 million.

         As of March 31, 2002, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be a loss of $0.1 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at March 31, 2002 due to the same change in exchange rates, would be a net gain of $0.5 million.

         As of March 31, 2002, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.9 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be immaterial.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

         In October 2001, the FASB Issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. The Company is required to adopt no later than its fiscal year beginning October 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements

FORWARD LOOKING STATEMENTS

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

4.11+++++++++       The Fourth Amendment dated as of February 12, 2002, to the
                    Second Amended and Restated Credit Agreement, dated as of
                    August 9, 1999, by and among the Company, various financial institutions, and Bank of America, NA as Administrative
                    Agent.

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

4.18+++++++++       Amendment No. 4 to Rayovac Shareholders Agreement dated
                    February 8, 2002, by and among the Company and the
                    Shareholders of the Company referred to therein.

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

+++++++++   Incorporated by reference to the Company's Quarterly Report on Form
            10-Q for the quarterly period ended December 30, 2001, filed with the Commission on February 13, 2002.

(b) Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the three month period ended March 31, 2002.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  May 14, 2002


                                     RAYOVAC CORPORATION



                                     By: /s/ Kent J. Hussey
                                         --------------------------------------
                                         Kent J. Hussey
                                         President and Chief Financial Officer