Form 10-Q
period 2002-06-30
RAYOVAC CORP
filed 2002-08-14
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended          June 30, 2002

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

                               Yes ( X ) No ( )


     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 9, 2002, was 32,033,509.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      June 30, 2002 and September 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                             JUNE 30,    SEPTEMBER 30,
                                                                                               2002          2001
                                                                                             ----------  -------------
                                                       -ASSETS-
        Current assets:
             Cash and cash equivalents                                                        $  9,109    $  11,358
             Receivables                                                                       121,269      168,745
             Inventories                                                                        78,294       91,311
             Prepaid expenses and other                                                         26,378       31,674
                                                                                             ---------    ---------
                    Total current assets                                                       235,050      303,088

        Property, plant and equipment, net                                                     103,480      107,257
        Deferred charges and other, net                                                         44,902       37,080
        Intangible assets, net                                                                 119,034      119,074
                                                                                             ---------    ---------
                    Total  assets                                                            $ 502,466    $ 566,499
                                                                                             =========    =========
                                         -LIABILITIES AND SHAREHOLDERS' EQUITY-
        Current liabilities:
             Current maturities of long-term debt                                            $  19,740    $  24,436
             Accounts payable                                                                   52,401       81,990
             Accrued liabilities:
                  Wages and benefits and other                                                  28,437       32,232
                  Other special charges                                                          3,954        5,883
                                                                                             ---------    ---------
                    Total current liabilities                                                  104,532      144,541

        Long-term debt, net of current maturities                                              193,779      233,541
        Employee benefit obligations, net of current portion                                    20,936       19,648
        Other                                                                                   15,720       11,184
                                                                                             ---------    ---------
                    Total liabilities                                                          334,967      408,914

        Shareholders' equity:
        Common stock, $.01 par value, authorized 150,000 shares;
             issued 61,570 and 61,579 shares, respectively;
             outstanding 32,034 and 32,043 shares, respectively                                    616          616
        Additional paid-in capital                                                             180,510      180,752
        Retained earnings                                                                      136,080      119,984
        Accumulated other comprehensive loss                                                   (13,651)      (6,868)
        Notes receivable from officers/shareholders                                             (4,180)      (3,665)
                                                                                             ---------    ---------
                                                                                               299,375      290,819

        Less: Treasury stock, at cost, 29,536 shares                                          (130,070)    (130,070)
        Less: Unearned restricted stock compensation                                            (1,806)      (3,164)
                                                                                             ---------    ---------
                    Total shareholders' equity                                                 167,499      157,585
                                                                                             ---------    ---------
                    Total liabilities and shareholders' equity                               $ 502,466    $ 566,499
                                                                                             =========    =========

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three and nine month periods ended June 30, 2002 and July 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                 THREE MONTHS                    NINE MONTHS
                                                                         -------------------------        -----------------------
                                                                            2002           2001             2002             2001
Net sales                                                                $ 135,412       $ 146,969        $ 418,448       $ 445,955
Cost of goods sold                                                          78,392          85,586          248,746         260,379
Special charges                                                              2,619           2,279            2,635          18,539
                                                                         ---------       ---------        ---------       ---------
     Gross profit                                                           54,401          59,104          167,067         167,037

Selling                                                                     24,759          27,473           76,778          85,839
General and administrative                                                   5,351           9,379           42,985          32,489
Research and development                                                     3,206           2,990            9,836           9,010
Special charges                                                                 --             300               --             300
                                                                         ---------       ---------        ---------       ---------
     Total operating expenses                                               33,316          40,142          129,599         127,638

        Income from operations                                              21,085          18,962           37,468          39,399

Interest expense                                                             3,974           7,017           12,200          22,391
Other expense (income), net                                                    503            (180)             118             953
                                                                         ---------       ---------        ---------       ---------
Income before income taxes                                                  16,608          12,125           25,150          16,055
Income tax expense                                                           6,294           4,053            9,054           5,624
                                                                         ---------       ---------        ---------       ---------
        Income before extraordinary item                                    10,314           8,072           16,096          10,431

Extraordinary item, loss on early extinguishment of
    debt, net of income tax benefit of $3,279                                   --           5,350               --           5,350
                                                                         ---------       ---------        ---------       ---------
Net income                                                               $  10,314       $   2,722        $  16,096       $   5,081
                                                                         =========       =========        =========       =========
BASIC EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                                               31,776          28,080           31,774          27,743

Income before extraordinary item                                         $    0.32       $    0.29        $    0.51       $    0.38
Extraordinary item                                                              --           (0.19)              --           (0.20)
                                                                         ---------       ---------        ---------       ---------
Net income                                                               $    0.32       $    0.10        $    0.51       $    0.18
                                                                         =========       =========        =========       =========
DILUTED EARNINGS PER SHARE
Weighted average shares
  and equivalents outstanding                                               32,554          29,128           32,437          28,776

Income before extraordinary item                                         $    0.32       $    0.28        $    0.50       $    0.36
Extraordinary item                                                              --           (0.19)              --           (0.18)
                                                                         ---------       ---------        ---------       ---------
Net income                                                               $    0.32       $    0.09        $    0.50       $    0.18
                                                                         =========       =========        =========       =========

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the nine month periods ended June 30, 2002 and July 1, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                                               NINE MONTHS
                                                                                                      -----------------------------
                                                                                                         2002                2001
                                                                                                      ---------           ---------
      Cash flows from operating activities:
            Net income                                                                                $  16,096           $   5,081
            Non-cash adjustments to net income:
                 Extraordinary item, loss on early retirement of debt                                        --               8,628
                 Amortization                                                                             1,412               4,329
                 Depreciation                                                                            14,325              12,849
                 Other non-cash adjustments                                                               1,723               4,685
            Net changes in assets and liabilities                                                        19,991              (7,956)
                                                                                                      ---------           ---------
                     Net cash provided by operating activities                                           53,547              27,616

      Cash flows from investing activities:
            Purchases of property, plant and equipment                                                  (11,922)            (15,215)
            Proceeds from sale of property, plant and equipment                                              21                 509
            Purchases of and proceeds from sale of investments                                               --                 562
                                                                                                      ---------           ---------
                     Net cash used by investing activities                                              (11,901)            (14,144)

      Cash flows from financing activities:
            Reduction of debt                                                                          (168,589)           (320,619)
            Early retirement of debt                                                                         --             (69,693)
            Proceeds from debt financing                                                                124,500             310,601
            Issuance of common stock                                                                        171              67,781
            Other                                                                                        (1,246)             (1,246)
                                                                                                      ---------           ---------
                     Net cash used by financing activities                                              (45,164)            (13,176)
      Effect of exchange rate changes on cash and cash
            equivalents                                                                                   1,269                 207
                                                                                                      ---------           ---------
                     Net (decrease) increase in cash and cash equivalents                                (2,249)                503
      Cash and cash equivalents, beginning of period                                                     11,358               9,757
                                                                                                      ---------           ---------
      Cash and cash equivalents, end of period                                                        $   9,109           $  10,260
                                                                                                      =========           =========

SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                    (In thousands, except per share amounts)

1        SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 30, 2002, results of operations and cash flows for the three and nine month periods ended June 30, 2002, and July 1, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2001. Certain prior year amounts have been reclassified to conform with the current year presentation.

         SHIPPING AND HANDLING COSTS: The Company incurred shipping and handling costs of $5,419 and $6,934 and $17,809 and $20,865 for the three and nine months ended June 30, 2002 and July 1, 2001, respectively, which are included in selling expense.

         CONCENTRATION OF CREDIT RISK: Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors its customer's credit and financial conditions based on changing economic conditions and will make adjustments to credit policies as required. The Company has historically incurred minimal credit losses but in the nine months ending June 30, 2002 experienced a significant loss resulting from the bankruptcy filing of a major retailer in the United States.

         The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of our sales volume. This major customer represented approximately 23% and 20%, respectively, of receivables as of June 30, 2002 and September 30, 2001.

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

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives". This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products. In April 2001, the EITF reached a consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products or Services". This Issue addresses when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense. The Company adopted EITF 00-14 and EITF 00-25 in the second fiscal quarter of 2002.

         The adoption resulted in the following reclassifications for the three and nine month periods ended June 30, 2002 and July 1, 2001 in the Company's results of operations. For the three months ended June 30, 2002 and July 1, 2001, net sales were reduced by $9,215 and $12,163, respectively; cost of sales were increased by $3,849 and $3,259, respectively; and selling expenses were reduced by $13,064 and $15,422, respectively. For the nine months ended June 30, 2002 and July 1, 2001, net sales were reduced by $38,505 and $41,928, respectively; cost of sales were increased by $11,796 and $10,228, respectively; and selling expenses were reduced by $50,301 and $52,156, respectively.

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

         The reclassification results in a reduction in accounts receivable and accounts payable in our Consolidated Balance Sheets of $20,793 and $21,383 at June 30, 2002 and September 30, 2001, respectively.

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

         The impacts to date of adopting Statement 142 for the three and nine months ended June 30, 2002 and July 1, 2001 are as follows:

                                                                     THREE MONTHS                NINE MONTHS
                                                                    -------------                -----------
                                                                  2002          2001          2002          2001
                                                                  ----          ----          ----          ----
        Reported net income............................           $10,314       $2,722       $16,096        $5,081
        Add back: Goodwill amortization,  net of tax
          of $0........................................                --          254            --           790
        Add back: Trade name  amortization,  net of
          tax of $214 and $641, respectively...........                --          349            --         1,047
                                                                  -------       ------       -------        ------
        Adjusted net income............................           $10,314       $3,325       $16,096        $6,918
                                                                  =======       ======       =======        ======
        BASIC EARNINGS PER SHARE:
        Reported net income............................             $0.32        $0.10         $0.51         $0.18
        Goodwill amortization..........................                --         0.01            --          0.03
        Trade name amortization........................                --         0.01            --          0.04
                                                                  -------       ------       -------        ------
        Adjusted net income............................             $0.32        $0.12         $0.51         $0.25
                                                                  =======       ======       =======        ======
        DILUTED EARNINGS PER SHARE:
        Reported net income............................             $0.32        $0.09         $0.50         $0.18
        Goodwill amortization..........................                --         0.01            --          0.03
        Trade name amortization........................                --         0.01            --          0.03
                                                                  -------       ------       -------        ------
        Adjusted net income............................             $0.32        $0.11         $0.50         $0.24
                                                                  =======       ======       =======        ======

         DERIVATIVE FINANCIAL INSTRUMENTS:

         Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

         The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and nine month periods ended June 30, 2002, $1,319 and $3,667, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At June 30, 2002, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 6.404% for a notional principal amount of $75,000 through October 2002, 4.458% for a notional principal amount of $70,000 from October 2002 through July 2004 and 3.769% for a notional principal amount of $100,000 through August 2004. The derivative net losses on these contracts recorded in OCI at June 30, 2002 was an after-tax loss of $1,992.

         The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three and nine month periods ended June 30, 2002, $0 and $17, respectively, of pretax derivative losses were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. During the three and nine month periods ended June 30, 2002, $0 and $66, respectively, of pretax derivative gains were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At June 30, 2002, the Company had a series of swap contracts outstanding with a contract value of $493. The derivative net loss on these contracts at June 30, 2002 was immaterial.

         The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. The Company previously entered into a series of forward contracts through October 2001 to hedge the exposure from a firm commitment to purchase certain battery manufacturing equipment denominated in Japanese Yen. During the three and nine month periods ended June 30, 2002, $0 and $63, respectively, of pretax derivative gains were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment and $0 and $63, respectively, of pretax losses were recorded as an adjustment to earnings for changes in fair value of this firm purchase commitment. During the three and nine month periods ended June 30, 2002, $0 and $78, respectively, of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment that were settled at maturity and $0 and $78, respectively, of pretax gains were recorded as an adjustment to earnings for payments made against this firm purchase commitment.

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

         During the three and nine month periods ended June 30, 2002, $498 and $2,074, respectively, of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At June 30, 2002, the Company had a series of swap contracts outstanding through August 2003 with a contract value of $8,826. The derivative net losses on these contracts recorded in OCI at June 30, 2002 was an after-tax loss of $259.

2        INVENTORIES

         Inventories consist of the following:

                                                                            JUNE 30, 2002        SEPTEMBER 30, 2001
                                                                            -------------        ------------------
        Raw material........................................                      $19,153                   $24,271
        Work-in-process.....................................                       20,061                    14,015
        Finished goods......................................                       39,080                    53,025
                                                                                  -------                   -------
                                                                                  $78,294                   $91,311
                                                                                  =======                   =======

3        ACQUIRED INTANGIBLE ASSETS AND GOODWILL


                                                        JUNE 30, 2002                           SEPTEMBER 30, 2001
                                           ---------------------------------------    --------------------------------------
                                            GROSS                                      GROSS
                                           CARRYING     ACCUMULATED         NET       CARRYING     ACCUMULATED        NET
                                            AMOUNT      AMORTIZATION    INTANGIBLE     AMOUNT     AMORTIZATION    INTANGIBLE
                                            ------      ------------    ----------     ------     ------------    ----------
        AMORTIZED INTANGIBLE ASSETS
        Non-compete agreement.........       $   700       $  595       $   105       $   700       $  490          $   210
        Proprietary technology........           525          300           225           525          275              250
                                             -------       ------       -------       -------       ------          -------
                                             $ 1,225       $  895       $   330       $ 1,225       $  765          $   460
                                             =======       ======       =======       =======       ======          =======
        PENSION INTANGIBLES
        Under-funded pension..........       $ 3,081       $   --       $ 3,081       $ 3,081       $   --          $ 3,081
                                             =======       ======       =======       =======       ======          =======
        UNAMORTIZED INTANGIBLE ASSETS
        Trade name....................       $90,000       $4,875       $85,125       $90,000       $4,875          $85,125
                                             =======       ======       =======       =======       ======          =======


                                                                NORTH        LATIN
                                                               AMERICA      AMERICA      EUROPE/ROW       TOTAL
                                                               -------      -------      ----------       -----
        GOODWILL
        Balance as of October 1, 2001, net............          $1,035      $26,884         $2,489       $30,408
        Effect of translation.........................              --           --             89            89
                                                                ------      -------         ------       -------
        Balance as of June 30, 2002, net..............          $1,035      $26,884         $2,578       $30,497
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

         Pursuant to Statement 142, the Company ceased amortizing goodwill on October 1, 2001. Upon initial application of Statement 142, the Company reassessed the useful lives of its intangible assets and deemed only the trade name asset to have an indefinite useful life because it is expected to generate cash flows indefinitely. Based on this, the Company ceased amortizing the trade name on October 1, 2001.

         The amortization expense for the three and nine months ended June 30, 2002 and July 1, 2001 are as follows:

                                                                      THREE MONTHS                       NINE MONTHS
                                                                 ----------------------            -----------------------
                                                                  2002             2001             2002             2001
                                                                  ----             ----             ----             ----
        AMORTIZATION EXPENSE
        Goodwill amortization..........................          $   --           $  254           $   --           $  790
        Trade name amortization........................              --              563               --            1,688
        Non-compete and proprietary technology.........              43               43              130              130
                                                                 ------           ------           ------           ------
                                                                 $   43           $  860           $  130           $2,608
                                                                 ======           ======           ======           ======

4        OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income for the three and nine months ended June 30, 2002 and July 1, 2001 are as follows:

                                                                         THREE MONTHS                        NINE MONTHS
                                                                   -------------------------          --------------------------
                                                                     2002              2001             2002              2001
                                                                     ----              ----             ----              ----
        Net income......................................            $10,314           $2,722           $16,096          $ 5,081
        Other comprehensive income (loss):
           Foreign currency translation.................             (3,302)              44            (7,511)            (312)
           Net unrealized (loss) gain on available
           for-sale securities..........................                 (7)             105              (112)             105
           Cumulative effect of change in accounting
           principle....................................                 --               --                --             (150)
           Net unrealized (loss) gain on derivative
           instruments..................................             (2,031)            (490)              840           (2,182)
                                                                    -------           ------           -------          -------
        Comprehensive income............................            $ 4,974           $2,381           $ 9,313          $ 2,542
                                                                    =======           ======           =======          =======

         Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of shareholders' equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine months ended June 30, 2002 were primarily attributable to currency devaluation in Argentina, $247 and $2,630, respectively, and in Venezuela, $2,357 and $4,075, respectively and the weakening currency in Mexico, $376 and $644, respectively.

5        NET INCOME PER COMMON SHARE

         Net income per common share for the three and nine months ended June 30, 2002 and July 1, 2001 is calculated based upon the following shares:

                                                                     THREE MONTHS               NINE MONTHS
                                                                -----------------------    ----------------------
                                                                  2002          2001         2002          2001
                                                                  ----          ----         ----          ----
        Basic...............................................      31,776        28,080       31,774        27,743
        Effect of restricted stock and assumed
        conversion of options...............................         778         1,048          663         1,033
                                                                 -------       -------      -------       -------
        Diluted.............................................      32,554        29,128       32,437        28,776
                                                                 =======       =======      =======       =======

6        COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable
         (2022). The Company incurred royalty expenses of $2,000 for 1999, $2,250 for 2000 and $3,000 for 2001. At June 30, 2002, the Company had
         commitments of approximately $400 for the acquisition of manufacturing equipment and inventory, all of which are expected to be incurred in calendar 2002.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,629, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

         The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

7        OTHER

         During Fiscal 2001, the Company recorded special charges related to:
         (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in the Company's European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with the Company's June 2001 secondary offering. The amount recorded includes $10,100 of employee termination benefits for approximately 570 notified employees, $10,200 of equipment, inventory, and other asset write-offs, and $2,000 of other expenses. A summary of the 2001 restructuring activities follows:

                           2001 RESTRUCTURING SUMMARY

                                                                         TERMINATION     OTHER
                                                                           BENEFITS      COSTS         TOTAL
                                                                           --------      -----         -----
Expense accrued...............................................             $ 5,000      $11,000       $16,000

Change in estimate............................................               4,400          100         4,500
Expense as incurred...........................................                 700        1,100         1,800
Cash expenditures.............................................              (5,800)      (1,300)       (7,100)
Non-cash charges..............................................                  --       (9,300)       (9,300)
                                                                           -------      -------       -------
Balance September 30, 2001....................................              $4,300      $ 1,600       $ 5,900
Cash expenditures.............................................              (1,300)        (100)       (1,400)
Non-cash charges..............................................                  --         (100)         (100)
                                                                           -------      -------       -------
Balance December 30, 2001.....................................              $3,000      $ 1,400       $ 4,400
Cash expenditures.............................................              (1,500)        (100)       (1,600)
Non-cash charges..............................................                  --         (200)         (200)
                                                                           -------      -------       -------
Balance March 31, 2002........................................              $1,500      $ 1,100       $ 2,600
Cash expenditures.................................................            (100)          --          (100)
Non-cash charges..................................................              --         (100)         (100)
                                                                           -------      -------       -------
Balance June 30, 2002............................................          $ 1,400      $ 1,000       $ 2,400
                                                                           =======      =======       =======

         During the three months ended June 30, 2002, the Company recorded special charges related to: (i) the closure of the Company's Santo Domingo, Dominican Republic plant, and (ii) manufacturing cost rationalization initiatives in the Company's Mexico City, Mexico facility. The amount recorded includes approximately $1,200 of employee termination benefits for approximately 110 notified employees, and approximately $1,400 of equipment, inventory and other asset write-offs. A summary of the 2002 restructuring activities follows:

                           2002 RESTRUCTURING SUMMARY

                                                     TERMINATION        OTHER
                                                       BENEFITS         COSTS         TOTAL
                                                       --------         -----         -----
Expense accrued............................             $1,200          $1,400        $2,600
                                                        ------          ------        ------
Balance June 30, 2002......................             $1,200          $1,400        $2,600
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

         Segment information for the three and nine months ended June 30, 2002 and July 1, 2001 is as follows:

         REVENUES FROM EXTERNAL CUSTOMERS                                THREE MONTHS                       NINE MONTHS
                                                                         -------------                      -----------
                                                                     2002              2001             2002            2001
                                                                     ----              ----             ----            ----
         North America.................................            $100,867         $106,396          $312,984        $322,151
         Latin America.................................              22,710           28,869            67,077          88,886
         Europe/ROW....................................              11,835           11,704            38,387          34,918
                                                                   --------         --------          --------        --------
         Total segments................................            $135,412         $146,969          $418,448        $445,955
                                                                   ========         ========          ========        ========

         INTER SEGMENT REVENUES                                           THREE MONTHS                       NINE MONTHS
                                                                          -------------                      -----------
                                                                       2002             2001            2002            2001
                                                                       ----             ----            ----            ----
         North America.................................              $7,352           $6,724           $25,224         $23,664
         Latin America.................................               1,481            2,711             5,230           7,167
         Europe/ROW....................................                 534              574             1,706           1,755
                                                                     ------          -------           -------         -------
         Total segments................................              $9,367          $10,009           $32,160         $32,586
                                                                     ======          =======           =======         =======

         SEGMENT PROFIT                                                    THREE MONTHS                      NINE MONTHS
                                                                          -------------                      -----------
                                                                       2002              2001           2002             2001
                                                                       ----              ----           ----             ----
         North America.................................             $27,375          $21,771           $52,481         $59,390
         Latin America.................................               2,353            3,532             6,500          14,951
         Europe/ROW....................................                 845            1,582             3,097           2,875
                                                                    -------          -------           -------         -------
         Total segments................................              30,573           26,885            62,078          77,216

         Corporate.....................................               6,869            5,344            21,975          18,978
         Special charges...............................               2,619            2,579             2,635          18,839
         Interest expense..............................               3,974            7,017            12,200          22,391
         Other expense (income), net...................                 503            (180)               118             953
                                                                    -------          -------           -------         -------
         Income before income taxes....................             $16,608          $12,125           $25,150         $16,055
                                                                    =======          =======           =======         =======

         SEGMENT ASSETS                                                        JUNE 30, 2002       JULY 1, 2001
                                                                               -------------       ------------
         North America.................................                             $234,184           $266,280
         Latin America.................................                              194,566            207,287
         Europe/ROW....................................                               30,947             26,640
                                                                                    --------           --------
         Total segments................................                             $459,697           $500,207

         Corporate.....................................                               42,769             43,131
                                                                                    --------           --------
         Total assets at period end....................                             $502,466           $543,338
                                                                                    ========           ========

9        SUBSEQUENT EVENTS

         ACQUISITION AGREEMENT: In July 2002, the Company entered into agreements to acquire the consumer business of Varta Geratebbatterie Gmbh (Varta) for approximately $262 million Euros ($262 million U.S. dollars at current exchange rates). The Company will acquire all of the Varta consumer subsidiaries located outside of Germany and will become the majority owner of a new joint venture entity that will conduct all consumer battery business within Germany. The transaction does not include Varta's Brazilian joint venture, its automotive or micro-power business.

         Varta is a leading global battery manufacturer and marketer in consumer battery markets with calendar 2001 sales of approximately $398 million Euros ($398 million U.S. dollars at current exchange rates). On closing of acquisition, Rayovac will control the Varta consumer battery products brand rights worldwide. The acquisition is expected to be completed during early fiscal 2003.

         The Company currently expects to finance this acquisition entirely with new senior credit facilities. The Company currently intends to replace its existing senior credit facilities with a $200 million six-year multicurrency revolving credit facility, a $100 million six-year amortizing term loan facility denominated in Euros and a $375 million seven-year amortizing term loan facility. In addition to financing the acquisition of the consumer business of Varta, the Company plans to use the proceeds of these new senior credit facilities to refinance the Company's outstanding senior indebtedness, to finance future acquisitions and for working capital and general corporate purposes. Indebtedness under these amended senior credit facilities will be secured.

         SERVICE PROVIDER BANKRUPTCY: On July 19, 2002, the Company's freight payment service provider (the provider) filed for bankruptcy protection under Chapter 11. Subsequent to the Chapter 11 bankruptcy filing, on July 31, 2002, the provider filed for bankruptcy protection under Chapter 7. At this time, the Company estimates the amount of loss resulting from payments made to the provider not subsequently paid, per binding contract, to the Company's freight carriers is at least $900. This amount has been recognized as a loss in the results of operations for the three and nine month periods ended June 30, 2002, and is reflected in General and administrative expenses. The resulting liability is classified as a current other accrued liability on the consolidated balance sheets as of June 30, 2002.

10       GUARANTOR SUBSIDIARIES (ROV HOLDING, INC. AND ROVCAL, INC.)

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

                        RAYOVAC CORPORATION AND SUBSIDIARIES
                       CONDENSED CONSOLIDATING BALANCE SHEET
                                As of June 30, 2002
                                    (Unaudited)
                                   (In thousands)

                                                                                GUARANTOR    NONGUARANTOR              CONSOLIDATED
                                                                    PARENT     SUBSIDIARIES  SUBSIDIARIES  ELIMINATIONS    TOTAL
                                   -ASSETS-
Current assets:
   Cash and cash equivalents                                      $   2,462     $      43     $   6,604     $      --     $   9,109
   Receivables                                                       26,052        57,709        57,587       (20,079)      121,269
   Inventories                                                       53,781            --        25,912        (1,399)       78,294
   Prepaid expenses and other                                        18,052           342         7,984            --        26,378
                                                                  ---------     ---------     ---------     ---------     ---------
      Total current assets                                          100,347        58,094        98,087       (21,478)      235,050

Property, plant and equipment, net                                   76,471            22        26,987            --       103,480
Deferred charges and other, net                                      68,203           631         6,278       (30,210)       44,902
Intangible assets, net                                               89,759            --        29,463          (188)      119,034
Investments in subsidiaries                                         147,846        89,723            --      (237,569)           --
                                                                  ---------     ---------     ---------     ---------     ---------
   Total assets                                                   $ 482,626     $ 148,470     $ 160,815     $(289,445)    $ 502,466
                                                                  =========     =========     =========     =========     =========
                    -LIABILITIES AND SHAREHOLDERS' EQUITY-

Current liabilities:
   Current maturities of long-term debt                           $  23,124     $      --     $   4,055     $  (7,439)    $  19,740
   Accounts payable                                                  42,507            --        21,717       (11,823)       52,401
   Accrued liabilities:
      Wages and benefits and other                                   23,082           383         4,972            --        28,437
      Other special charges                                           3,683            --           271            --         3,954
                                                                  ---------     ---------     ---------     ---------     ---------
           Total current liabilities                                 92,396           383        31,015       (19,262)      104,532

Long term debt, net of current maturities                           193,768            --        30,241       (30,230)      193,779
Employee benefit obligations, net of current portion                 20,378            --           558            --        20,936
Other                                                                 5,950           241         9,529            --        15,720
                                                                  ---------     ---------     ---------     ---------     ---------
         Total liabilities                                          312,492           624        71,343       (49,492)      334,967

Shareholders' equity:
   Common stock                                                         615             1        12,072       (12,072)          616
   Additional paid-in capital                                       180,391        62,788        54,157      (116,826)      180,510
   Retained earnings                                                138,869        93,539        31,422      (127,750)      136,080
   Accumulated other comprehensive loss                             (13,685)       (8,482)       (8,179)       16,695       (13,651)
   Notes receivable from officers/shareholders                       (4,180)           --            --            --        (4,180)
                                                                  ---------     ---------     ---------     ---------     ---------
                                                                    302,010       147,846        89,472      (239,953)      299,375

Less: Treasury stock, at cost                                      (130,070)           --            --            --      (130,070)
Less: Unearned restricted stock compensation                         (1,806)           --            --            --        (1,806)
                                                                  ---------     ---------     ---------     ---------     ---------
   Total shareholders' equity                                       170,134       147,846        89,472      (239,953)      167,499
                                                                  ---------     ---------     ---------     ---------     ---------
   Total liabilities & shareholders' equity                       $ 482,626     $ 148,470     $ 160,815     $(289,445)    $ 502,466
                                                                  =========     =========     =========     =========     =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                 For the three month period ended June 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                GUARANTOR       NONGUARANTOR                   CONSOLIDATED
                                                 PARENT        SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS       TOTAL
                                                --------       ------------     ------------    ------------   -------------
Net sales                                       $ 97,715         $ 10,141         $ 40,343         $(12,787)        $135,412
Cost of goods sold                                54,149            9,837           27,528          (13,122)          78,392
Special charges                                    2,625               --               (6)              --            2,619
                                                --------         --------         --------         --------         --------
   Gross profit                                   40,941              304           12,821              335           54,401

Selling expense                                   16,528              187            8,131              (87)          24,759
General and administrative                         4,383           (2,586)           3,554               --            5,351
Research and development                           3,206               --               --               --            3,206
                                                --------         --------         --------         --------         --------
   Total operating expenses                       24,117           (2,399)          11,685              (87)          33,316

Income from operations                            16,824            2,703            1,136              422           21,085

Interest expense                                   3,799               --              445             (270)           3,974
Equity (income) loss                              (2,684)              17               --            2,667               --
Other (income) expense, net                         (397)            (130)             760              270              503
                                                --------         --------         --------         --------         --------
Income (loss) before income taxes                 16,106            2,816              (69)          (2,245)          16,608

Income tax expense (benefit)                       6,214              132              (52)              --            6,294
                                                --------         --------         --------         --------         --------
Net income (loss)                               $  9,892         $  2,684         $    (17)        $ (2,245)        $ 10,314
                                                ========         ========         ========         ========         ========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the nine month period ended June 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                         GUARANTOR       NONGUARANTOR                       CONSOLIDATED
                                          PARENT        SUBSIDIARIES     SUBSIDIARIES      ELIMINATIONS         TOTAL
                                          ------        ------------     ------------      ------------     ------------
Net sales                               $ 306,442         $  29,681         $ 123,588        $ (41,263)        $ 418,448
Cost of goods sold                        176,640            28,790            83,788          (40,472)          248,746
Special charges                             2,556                --                79               --             2,635
                                        ---------         ---------         ---------        ---------         ---------
   Gross profit                           127,246               891            39,721             (791)          167,067

Selling expense                            52,114               544            24,410             (290)           76,778
General and administrative                 40,346            (8,241)           10,880               --            42,985
Research and development                    9,836                --                --               --             9,836
                                        ---------         ---------         ---------        ---------         ---------
   Total operating expenses               102,296            (7,697)           35,290             (290)          129,599

Income from operations                     24,950             8,588             4,431             (501)           37,468

Interest expense                           11,639                --             1,754           (1,193)           12,200
Equity (income)                            (9,386)             (583)               --            9,969                --
Other (income) expense, net                (1,700)             (598)              973            1,443               118
                                        ---------         ---------         ---------        ---------         ---------
Income before income taxes                 24,397             9,769             1,704          (10,720)           25,150
Income tax expense                          7,550               383             1,121               --             9,054
                                        ---------         ---------         ---------        ---------         ---------
Net income                              $  16,847         $   9,386         $     583        $ (10,720)        $  16,096
                                        =========         =========         =========        =========         =========

                      RAYOVAC CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the nine month period ended June 30, 2002
                                   (Unaudited)
                                 (In thousands)


                                                              GUARANTOR       NONGUARANTOR                     CONSOLIDATED
                                                  PARENT     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS        TOTAL
                                                ----------   ------------     ------------    ------------     ------------
Net cash provided by operating activities...    $  50,030    $       1        $   5,808       $  (2,292)         $  53,547

Cash flows from investing activities:
        Purchases of property, plant and
          equipment.........................      (10,612)          --           (1,310)             --            (11,922)
        Proceeds from sale of property,
          plant, and equipment..............           20           --                1              --                 21
                                                ---------    ---------        ---------       ---------          ---------
Net cash used by investing activities.......      (10,592)          --           (1,309)             --            (11,901)

Cash flows from financing activities:
        Reduction of debt...................     (163,407)          --           (5,182)             --           (168,589)
        Proceeds from debt financing........      124,500           --               --              --            124,500
        Issuance of stock...................          171           --               --              --                171
        Other...............................       (1,089)          --             (408)            251             (1,246)
                                                ---------    ---------        ---------       ---------          ---------
Net cash used by financing activities.......      (39,825)          --           (5,590)            251            (45,164)

Effect of exchange rate changes on cash
     and cash equivalents...................           --           --             (772)          2,041              1,269
                                                ---------    ---------        ---------       ---------          ---------
Net (decrease) increase in cash and cash
     equivalents............................         (387)           1           (1,863)             --             (2,249)

Cash and cash equivalents, beginning
     of period..............................        2,849           46            8,463              --             11,358
                                                ---------    ---------        ---------       ---------          ---------
Cash and cash equivalents, end of period....    $   2,462    $      47        $   6,600       $      --          $   9,109
                                                =========    =========        =========       =========          =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL QUARTER AND NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO
FISCAL QUARTER AND NINE MONTHS ENDED JULY 1, 2001

         NET SALES. Net sales for the three months ended June 30, 2002 (the "Fiscal 2002 Quarter") decreased $11.6 million, or 7.9%, to $135.4 million from $147.0 million in the three months ended July 1, 2001 (the "Fiscal 2001 Quarter"). The sales decline reflects continued economic weakness in Latin America, and continued category promotional activity and a cautious retail inventory environment in North America compounded by lower sales to a major customer in bankruptcy.

            Net sales for the nine months ended June 30, 2002 (the "Fiscal 2002 Nine Months") decreased $27.6 million, or 6.2%, to $418.4 million from $446.0 million in the nine months ended July 1, 2001 (the "Fiscal 2001 Nine Months"). The sales decline primarily reflects continued economic weakness in the Latin America region and continued category promotional activity and a cautious retail inventory environment in North America partially offset by increased volume in Europe/ROW.

         NET INCOME. Net income for the Fiscal 2002 Quarter increased $7.6 million to $10.3 million from $2.7 million in the Fiscal 2001 Quarter. The Fiscal 2002 Quarter includes a $4.1 million bad debt recovery resulting from the sale of a majority portion of the receivable written-off in the quarter ended December 30, 2001, a $3.0 million reduction in interest expense versus the prior year, offset by a decline in operating income in Latin America and Europe/ROW. Additionally, the Fiscal 2001 quarter included $5.4 million extraordinary loss, net of tax, related to the early retirement of debt.

         Net income for the Fiscal 2002 Nine Months increased $11.0 million to $16.1 million from $5.1 million in the Fiscal 2001 Nine Months. The increase reflects a $10.2 reduction in interest expense, a $16.2 reduction in special charges, and improved profitability in North America compared to the Fiscal 2001 Nine Months, excluding bad debt impacts. These improvements were offset by a bad debt reserve, net of recovery, of $12.0 million related to the bankruptcy filing of a major customer, and declines in profitability in the Latin America segment. The Fiscal 2001 Nine Months included a $5.4 million extraordinary loss, net of tax, attributable to the early retirement of debt.

         SEGMENT RESULTS. The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, and South America; Europe/ROW includes the United Kingdom, Europe and all other countries in which the company does business. We evaluate segment profitability based on income from operations before corporate expense. Corporate expense includes corporate purchasing expense, general and administrative expense, and research and development expense.

                                              FISCAL QUARTER              NINE MONTHS
                                            -------------------       -------------------
NORTH AMERICA                                2002         2001         2002        2001
                                             ----         ----         ----        ----
Revenue from external customers.......       $100.9      $106.4        $312.9     $322.2
Profitability.........................         27.4        21.8          52.5       59.4
Profitability as a % of net sales.....         27.2%       20.5%         16.8%      18.4%
Assets................................       $234.2      $266.3        $234.2     $266.3

         Our sales to external customers decreased $5.5 million, or 5.2%, to $100.9 million in the Fiscal 2002 Quarter from $106.4 million the previous year due primarily to weakness in alkaline and heavy duty batteries partially offset by strong sales in rechargeable and specialty batteries and lighting products. Alkaline sales decreases were primarily attributable to the decline in sales to a major customer in bankruptcy, a cautious retail inventory environment and continued promotional activity, and our inability to anniversary sales to an OEM customer in the prior year. Heavy duty sales decreases reflect reduced distribution and general industry trends. Rechargeable battery and lighting product sales growth was primarily attributable to the success of new products. Specialty battery sales growth resulted from higher sales of lithium batteries to the OEM channel.

         In the Fiscal 2002 Nine Months, our sales to external customers decreased $9.3 million, or 2.9%, to $312.9 million in the Fiscal 2002 Nine Months from $322.2 million the previous year as a result of growth in overall sales of alkaline batteries, rechargeable batteries and lighting products offset by weakness in heavy duty and specialty batteries. Alkaline sales increases were primarily attributable to new distribution offset by the decline in sales to a major customer in bankruptcy, and a cautious retail inventory environment and continued promotional activity. Rechargeable batteries and lighting products increases were primarily attributable to product line extension and the introduction of new products. Heavy duty sales decreases reflect the industry trend toward alkaline in place of heavy duty and reduced distribution. Specialty batteries sales decreases versus last year primarily reflect a decline in camcorder battery sales due to the transition to a product licensing agreement.

         Our profitability increased $5.6 million, or 25.7%, to $27.4 million in the Fiscal 2002 Quarter from $21.8 million in the Fiscal 2001 Quarter. The increase in profitability in the Fiscal 2002 Quarter was primarily attributable to a $4.1 million recovery of bad debt resulting from the sale of a majority portion of the receivables of a bankrupt customer in addition to lower operating expenses, partially offset by a reduction in gross profit due to the sales decrease. Excluding the impacts of the bad debt recovery, our profitability margins increased 260 basis points to 23.1% from 20.5% in the same quarter last year.

         In the Fiscal 2002 Nine Months, our profitability decreased $6.9 million, or 11.6%, to $52.5 million in the Fiscal 2002 Nine Months from $59.4 million in the Fiscal 2001 Nine Months. The decrease in profitability in the Fiscal 2002 Nine Months was primarily attributable to a $12.0 million bad debt reserve, net of recovery, attributable to the bankruptcy filing of a major customer. Excluding the impact of this reserve, profitability increased $5.1 million, or 8.6%, versus the same period last year due to lower operating expenses. Our profitability margins, excluding the net bad debt reserve impacts, increased 220 basis points to 20.6% from 18.4% in the previous year. The increase primarily reflects lower operating expenses as a percentage of sales partially offset by a reduction in gross profit margins reflecting a shift in customer mix and increased promotional activity.

         Our assets decreased $32.1 million, or 12.1%, to $234.2 million in the Fiscal 2002 Quarter from $266.3 million the previous year. The decrease was primarily attributable to a decrease in receivables and inventory.


                                                                FISCAL QUARTER             NINE MONTHS
                                                              -------------------      -------------------
LATIN AMERICA                                                  2002         2001        2002         2001
                                                               ----         ----        ----         ----
Revenue from external customers...........................     $ 22.7      $ 28.9       $ 67.1      $ 88.9
Profitability.............................................        2.4         3.5          6.5        14.9
Profitability as a % of net sales.........................       10.6%       12.1%         9.7%       16.8%
Assets....................................................     $194.6      $207.3       $194.6      $207.3

         Our sales to external customers decreased $6.2 million, or 21.5% to $22.7 million in the Fiscal 2002 Quarter from $28.9 million in the same period last year, and decreased $21.8 million, or 24.5%, to $67.1 million in the Fiscal 2002 Nine Months from $88.9 million the same period last year due primarily to decreased sales of zinc carbon and alkaline batteries. Net sales were impacted by unfavorable economic conditions, continued curtailment of shipments to certain distributors and wholesalers who were delinquent in payments, political uncertainties in Argentina and Venezuela, and the unfavorable impact of currency devaluation which contributed approximately 10.7% and 6.4%, respectively, to the sales decline versus the prior year periods.

         Profitability in the Latin America segment was $2.4 million and $6.5 million in the Fiscal 2002 Quarter and Nine Months, respectively. The decrease in profitability versus the same period last year was primarily attributable to the sales and gross profit margin decline and the unfavorable impact of currency devaluation, partially offset by a reduction in operating expenses primarily reflecting a reduction in advertising expense and the adoption of SFAS 142 which resulted in a reduction of amortization expense. Profitability margins in the Fiscal 2002 Quarter and Fiscal

2002 Nine Months decreased primarily due to our relatively fixed operating expenses spread over lower sales compounded by an unfavorable product line mix.

         Our assets decreased $12.7 million, or 6.1%, to $194.6 million in the Fiscal 2002 Quarter from $207.3 million the previous year due to decreases in accounts receivable, inventory, and prepaid advertising and other assets.

                                            FISCAL QUARTER         NINE MONTHS
                                           -----------------    -----------------
EUROPE/ROW                                 2002        2001     2002        2001
                                           ----        ----     ----        ----
Revenue from external customers.........   $11.8      $11.7     $38.4      $34.9
Profitability...........................     0.8        1.6       3.1        2.9
Profitability as a % of net sales.......     6.8%      13.7%      8.1%       8.3%
Assets..................................   $30.9      $26.6     $30.9      $26.6

         Our sales to external customers increased $0.1 million, or 0.9%, to $11.8 million in the Fiscal 2002 Quarter from $11.7 million the same period last year and increased $3.5 million, or 10.0%, to $38.4 million in the Fiscal 2002 Nine Months from $34.9 million the same period last year primarily reflecting strong sales of alkaline and hearing aid batteries attributable to distribution gains and the favorable impact of foreign exchange rates.

         Our profitability decreased $0.8 million in the Fiscal 2002 Quarter and increased $0.2 million in the Fiscal 2002 Nine Months. Profitability in the Fiscal 2002 Quarter was impacted by increased operating expenses and unfavorable gross profit margins due to an unfavorable product line mix. The increase in profitability in the Fiscal 2002 Nine Months primarily reflects the benefits of volume gains and favorable foreign exchange rates partially offset by increased operating expenses. Our profitability margin decreased, as a percentage of sales, in the Fiscal 2002 Quarter, primarily due to higher operating expenses.

         Our assets increased $4.3 million, or 16.2%, to $30.9 million from $26.6 million the previous year due to an increase in inventory and receivables reflecting the sales growth and due to foreign exchange rate impacts.

         CORPORATE EXPENSE. Our corporate expense increased $1.6 million, or 30.2%, to $6.9 million in the Fiscal 2002 Quarter from $5.3 million in the Fiscal 2001 Quarter and increased $3.1 million, or 16.4%, to $22.0 million in the Fiscal 2002 Nine Months from $18.9 million the same period last year. The increase in the Fiscal 2002 Quarter primarily reflects higher technology spending, legal expenses, and the loss recorded related to the bankruptcy of the Company's freight payment service provider, offset by lower management incentives compared to the prior year.

         The increased expense in the Fiscal 2002 Nine Months was attributable to increased technology spending, and the loss recorded relating to the bankruptcy of the Company's freight payment service provider. The Fiscal 2001 Quarter and Nine Months reflected a gain on the sale of an investment which was not repeated in the current year periods. As a percentage of total sales, our corporate expense was 5.1% and 3.6% in the Fiscal 2002 and Fiscal 2001 Quarters, respectively, and 5.3% and 4.2% in the Fiscal 2002 and Fiscal 2001 Nine Months, respectively.

         SPECIAL CHARGES. The Fiscal 2002 Quarter and Nine Months reflects $2.6 million of special charges related to the closure of the Santo Domingo, Dominican Republic manufacturing facility and other cost rationalizations in our Mexico City, Mexico manufacturing facility. The Fiscal 2001 Quarter and Nine Months reflects $2.6 million and $18.8 million, respectively, in special charges primarily associated with the closure of our Wonewoc, Wisconsin, manufacturing facility and restructuring initiatives in Latin America and North America.

         INCOME FROM OPERATIONS. Our income from operations increased $2.1 million, or 11.1%, to $21.1 million in the Fiscal 2002 Quarter from $19.0 million the same period last year. The increase was primarily attributable to increased profitability in North America due to the bad debt recovery, improved gross margins, and lower operating expenses, partially offset by the profitability decline in Latin America and Europe/ROW, and higher corporate expenses.

          In the Fiscal 2002 Nine Months, our income from operations decreased $1.9 million, or 4.8%, to $37.5 million from $39.4 million the previous year. The decrease was primarily attributable to the profitability decline in Latin America. A bad debt reserve and related recovery associated with the bankruptcy filing of a major customer was recognized in the Fiscal 2002 Nine Months, while the Fiscal 2001 Nine Months reflects the special charge reserve.

         INTEREST EXPENSE. Interest expense decreased $3.0 million to $4.0 million in the Fiscal 2002 Quarter and decreased $10.2 million to $12.2 million in the Fiscal 2002 Nine Months due to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering combined with lower effective interest rates and better global working capital management.

         OTHER EXPENSE (INCOME). Other expense increased $0.7 million to a $0.5 million net expense in the Fiscal 2002 Quarter. The increase in the Fiscal 2002 Quarter was attributable to foreign exchange losses reflecting the unfavorable impacts of currency devaluations in Argentina and Venezuela.

         Other expense decreased $0.8 million to $0.1 million in the Fiscal 2002 Nine Months. The decrease in the Fiscal 2002 Nine Months was attributable to the unfavorable impacts of currency devaluations in Venezuela and Argentina, partially offset by foreign exchange gains versus foreign exchange losses in the same period last year, primarily in Mexico.

         INCOME TAX EXPENSE. Our effective tax rate was 37.9% and 33.4% for the Fiscal 2002 Quarter and the Fiscal 2001 Quarter, respectively. Our effective tax rate was 36.0% for the Fiscal 2002 Nine Months compared to 35.0% for the Fiscal 2001 Nine Months. The effective tax rate for the prior year reflects a larger percentage of our income being derived from foreign jurisdictions.

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

         The adoption of Statement 142 resulted in an increase to pre-tax income of $0.8 million ($0.6 million after-tax) versus the previous year's quarter and $2.5 million ($1.8 million after-tax) versus the Fiscal 2001 Nine Months. The increase is attributable to the discontinuation of amortization of the trade name and Latin America, North America, and Europe/ROW segment goodwill. These assets were being amortized on a straight-line basis over 15 to 40 years. Upon initial application of Statement 142, the Company reassessed the useful lives of its intangible assets and deemed only the trade name to have an indefinite useful life because it is expected to generate cash flows indefinitely. The unamortized book value of these assets is $115.6 million. Upon the transition to Statement 142, no goodwill was deemed to be impaired.

         Effective January 1, 2002, the Company adopted Emerging Issues Task Force (EITF) Issue No. 00-14, "Accounting for Certain Sales Incentives" and Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products or Services". These Issues address the recognition, measurement, and income statement classification for various types of sales incentives including discounts, coupons, rebates and free products and when consideration from a vendor to a retailer or distributor in connection with the purchase of the vendor's products to promote sales of the vendor's products should be classified in the vendor's income statement as a reduction of revenue or expense.

         The adoption of these EITF's resulted in the following reclassifications in the Company's results of operations. For the Fiscal 2002 and 2001 Quarters, net sales were reduced by $9.2 and $12.1 million, respectively; cost of sales were increased by $3.8 and $3.3 million, respectively; and selling expenses were reduced by $13.0 and $15.4 million, respectively. For the For the Fiscal 2002 and 2001 Nine Months, net sales were reduced by $38.5 and $41.9 million, respectively; cost of sales were increased by $11.8 and $10.2 million, respectively; and selling expenses were reduced by $50.3 and $52.1 million, respectively.

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

         The reclassification results in a reduction in accounts receivable and accounts payable in our Consolidated Balance Sheets of $20.8 million and $21.4 million at June 30, 2002 and September 30, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2002 Nine Months, operating activities provided $53.5 million in net cash compared with $27.6 million the previous year. Operating cash flow increases versus the previous year primarily reflect the reduction of interest payments due to the retirement of $65.0 million in Senior Subordinated Notes as well as a lower investment in working capital reflecting lower investment in receivables.

         Net cash used by investing activities decreased $2.2 million versus the same period a year ago reflecting a decrease in capital expenditures. Expenditures in the Fiscal 2002 Nine Months were primarily for improvements to alkaline battery manufacturing. Capital expenditures for fiscal 2002 are expected to be approximately $20.0 million which will include continued performance upgrades to our alkaline and zinc air manufacturing and packaging operations and continued investment in technology.

         During the Fiscal 2002 Nine Months we granted approximately 1.0 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant.

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

         The Company believes that cash flow from operating activities and periodic borrowings under its amended credit facilities will be adequate to meet the Company's short-term and long-term operating liquidity requirements prior to the maturity of those credit facilities, although no guarantee can be given in this regard. The Company's current credit facilities include a revolving credit facility of $250.0 million and term loan of $75.0 million. As of June 30, 2002, $25.7 million of the term loan remained outstanding and $183.2 million was outstanding under the revolving facility with approximately $6.0 million of the remaining availability utilized for outstanding letters of credit.

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

FOREIGN EXCHANGE RISK

         We are subject to risk from sales and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, Euros, Mexican Pesos, Guatemalan Quetzals, Dominican Pesos, Venezuelan Bolivars, Argentine Pesos, Chilean Pesos and Honduran Lempira. Foreign currency purchases are made primarily in Pounds Sterling, Euros, Mexican Pesos, Dominican Pesos, and Guatemalan Quetzals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

         As of June 30, 2002, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $3.9 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $1.5 million.

         As of June 30, 2002, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be immaterial. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at June 30, 2002 due to the same change in exchange rates, would be a net gain of $0.6 million.

         As of June 30, 2002, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.8 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be immaterial.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt no later than its fiscal year beginning October 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

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

         In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The Company is required to adopt no later than its fiscal year beginning October 1, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

         In July 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Statement replaces EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to apply this Statement prospectively to exit or disposal activities initiated after December 31, 2002. Management is currently evaluating the impact of adoption on the consolidated financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2001, other than the item mentioned below.

         On May 31, 2002, a plaintiff represented by the law firm of Milberg Weiss Bershad Hynes & Lerach filed a class action lawsuit in the United States District Court for the Western District of Wisconsin against defendants Rayovac Corporation and several of its current and former executive officers and directors alleging that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (ELI FRIEDMAN V. RAYOVAC CORPORATION, KENNETH V. BILLER, KENT J. HUSSEY, DAVID A. JONES, SCOTT A. SCHOEN, STEPHEN P. SHANESY, THOMAS R. SHEPARD, RANDALL J. STEWARD, WARREN C. SMITH, JR., AND MERRELL TOMLIN, CASE NO. 02 C 0308 C, UNITED STATES DISTRICT COURT, WESTERN DISTRICT OF WISCONSIN). The complaint alleges that defendants made various false and misleading statements which had the alleged effect of artifically inflating the price of Rayovac stock during the period from April 26, 2001 until September 19, 2001. Substantially similar lawsuits were subsequently filed on June 11, 2002 (RICHARD SLATTEN V. RAYOVAC CORPORATION, KENNETH V. BILLER, KENT J. HUSSEY, DAVID A. JONES, SCOTT A. SCHOEN, STEPHEN P. SHANESY, THOMAS
R. SHEPARD, RANDALL J. STEWARD, WARREN C. SMITH, JR., AND MERRELL TOMLIN, CASE NO. 02 C 0325 C, UNITED STATES DISTRICT COURT, WESTERN DISTRICT OF WISCONSIN) and on June 28, 2002 (DAVID HAYES V. RAYOVAC CORPORATION, KENNETH
V. BILLER, KENT J. HUSSEY, DAVID A. JONES, SCOTT A. SCHOEN, STEPHEN P. SHANESY, THOMAS R. SHEPARD, RANDALL J. STEWARD, WARREN C. SMITH, JR., MERRELL TOMLIN, AND LUIS CANCIO CASE NO. 02 C 0370 C, UNITED STATES DISTRICT COURT, WESTERN DISTRICT OF WISCONSIN). Rayovac and the individual defendants have not yet answered these complaints, but they intend to deny all material allegations and vigorously defend themselves in these actions.

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

4.12** The Security Agreement, dated as of September 12, 1996, by and among the Company, ROV Holding, Inc. and Bank of America, NA.




4.13**                 The Company Pledge Agreement, dated as of September 12,
                       1996, by and between the Company and Bank of America, NA.

4.14 Amended and Restated Shareholders Agreement, dated as of July 31, 2002, by and among the Company and the shareholders of the Company referred to therein.

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

10.5+++++              Employment Agreement, dated as of October 1, 2000, by and
                       between the Company and Kenneth V. Biller.

10.6+++++              Employment Agreement, dated as of October 1, 2000, by and
                       between the Company and Stephen P. Shanesy.

10.7+++++              Employment Agreement, dated as of October 1, 2000, by and
                       between the Company and Merrell M. Tomlin.

10.8+++++              Employment Agreement, dated as of October 1, 2000, by and
                       between the Company and Luis A. Cancio.

10.9 Employment Agreement, dated as of November 1, 2001, by and between the Company and Dr. Paul G. Cheeseman.

10.10**                Technology, License and Service Agreement between Battery
                       Technologies (International) Limited and the Company, dated June 1, 1991, as amended July 19, 1993, and
                       December 31, 1995.

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

99                     Certification of CEO and CFO Pursuant to 18 U.S.C.
                       Section 1350, as Adopted Pursuant to Section 906 of the
                       Sarbanes-Oxley Act of 2002.


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

+++++++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed with the Commission on May 14, 2001.

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

(b) Reports on Form 8-K. The Company has not filed any reports on Form 8-K during the three month period ended June 30, 2002.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 14, 2002


                                 RAYOVAC CORPORATION



                                 By:  /s/ Kent J. Hussey
                                      -------------------------------------
                                      Kent J. Hussey
                                      President and Chief Financial Officer