Form 10-K
period 2002-09-30
RAYOVAC CORP
filed 2002-12-16
CIK 1028985

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2002.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file No. 001-13615

RAYOVAC CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	22-2423556 (I.R.S. Employer Identification Number)
601 Rayovac Drive (Address of principal executive offices)	53711-2497 (Zip Code)

Registrant's telephone number, including area code: (608) 275-3340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        On March 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $414,944,914. As of December 9, 2002, there were outstanding 32,531,665 shares of the registrant's Common Stock, $0.01 par value.

PART I

ITEM 1. BUSINESS

General

        Rayovac Corporation is the leading value brand manufacturer of general alkaline batteries in the U.S. We are also the leading worldwide manufacturer of hearing aid batteries and the leading manufacturer of zinc carbon household batteries marketed in North America and Latin America. In addition, we are a leading marketer of rechargeable batteries and battery-powered lighting products in the U.S. The RAYOVAC brand name enjoys broad recognition in the battery industry and was first used as a trademark for batteries more than 80 years ago. We became a Wisconsin corporation in 1986.

        On October 1, 2002, we completed our acquisition of the consumer battery business of VARTA AG ("VARTA") for an aggregate purchase price, before acquisition related expenses, of approximately 262 million Euros ($258 million U.S. based on exchange rates on October 1, 2002). VARTA is the leading European-based battery manufacturer of general batteries, is the market leader in Germany and holds strong market positions elsewhere on the European continent and in Colombia and Mexico. Our acquisition consisted of the purchase of all of VARTA's consumer battery subsidiaries and business outside of Germany and a majority interest in a new joint venture entity that will operate the VARTA consumer battery business in Germany. The acquisition did not include VARTA's Brazilian joint venture, Microlite, SA, nor did it include VARTA's automotive and micropower battery businesses. As the closing of the VARTA transaction took effect after the close of our fiscal year 2002, we generally do not refer to these events or their effects in this Annual Report except where specifically noted.

Products

        We develop, manufacture and/or market a wide variety of batteries and battery-powered lighting devices. Our broad line of products includes general batteries, hearing aid batteries, specialty batteries and lighting products and lantern batteries. A description of our major battery products and their typical uses is set forth below.

	General Batteries			Hearing Aid Batteries	Specialty Batteries			Lantern Batteries

Technology:	Alkaline	Zinc	Nickel Metal Hydride	Zinc Air	Lithium	Silver	Nickel Metal Hydride	Zinc

Types/Common Name:	—Disposable —Rechargeable	Heavy Duty (Zinc Chloride and Zinc Carbon)	Rechargeable	—	—	—	Rechargeable	Lantern (Alkaline, Zinc Chloride and Zinc Carbon)

Brand; Sub-brand Names:	RAYOVAC; MAXIMUM, MAXIMUM PLUS, RENEWAL	RAYOVAC	RAYOVAC, RAYOVAC ULTRA Rechargeable	RAYOVAC; LOUD "N CLEAR, PROLINE, EXTRA, RAYOVAC ULTRA, AIR 4000, XCELL and AIRPOWER	RAYOVAC	RAYOVAC	RAYOVAC ULTRA Rechargeable	RAYOVAC

Sizes:	D, C, AA, AAA, and 9-volt			5 sizes	5 primary sizes	10 primary sizes	Packs	Standard lantern

Typical Uses:	All standard household applications including flashlights, electronic toys, electronic and video games, pagers, CD and cassette players, radios, remote controls, digital cameras, PDAs, pocket televisions, fire alarms, smoke detectors, communication devices and a wide variety of industrial applications			Hearing aids	Personal computer clocks and memory back-up	Watches	Cordless phones	Beam lanterns, camping lanterns

        Net sales data for our products as a percentage of net sales for each of fiscal 2000, fiscal 2001 and fiscal 2002 is set forth below.

	Percentage of Company Net Sales Fiscal Year Ended September 30,
Product Type
	2000	2001	2002
Battery Products:
Alkaline	44.5%	49.2%	51.6%
Heavy Duty	22.6	22.6	16.9
Rechargeables	4.7	4.8	5.6
Hearing Aid	9.6	10.6	11.8
Specialty Batteries	6.6	2.9	2.7

Total	88.0	90.1	88.6
Lighting Products and Lantern Batteries	12.0	9.9	11.4

Total	100.0%	100.0%	100.0%

        General Batteries.    Our general batteries category includes alkaline, heavy duty, rechargeable alkaline and nickel metal hydride batteries ("NiMH"), and chargers for rechargeable batteries. We market a full line of alkaline batteries (D, C, AA, AAA and 9-volt sizes) for both consumers and industrial customers. Our alkaline batteries are marketed and sold primarily under the MAXIMUM PLUS brand, although we also engage in limited private label manufacturing of alkaline batteries. Our heavy duty batteries are designed for low and medium-drain battery-powered devices such as flashlights.

        During fiscal 2002, we announced the development of our revolutionary new I-C3 rechargeable technology. The patent-pending I-C3 (In-Cell Charge Control) technology puts the control of recharging into the NiMH battery, instead of the charger, resulting in a system capable of recharging NiMH batteries in as little as 15 minutes. We also offer our RENEWAL rechargeable alkaline battery, which is the leading rechargeable alkaline battery in the U.S. market. RENEWAL batteries can be recharged up to 100 times, providing many times the life of disposable alkaline batteries.

        Hearing Aid Batteries.    We are currently the largest worldwide seller of hearing aid batteries. Our RAYOVAC ULTRA zinc air hearing aid battery is the world's longest-lasting hearing aid battery in the most commonly-used battery sizes. We also sell hearing aid batteries under other brand names and under several private labels, including Beltone, Miracle Ear, Siemens and Starkey.

        Specialty Batteries.    Our specialty battery products include non-hearing aid button cells, lithium coin cells, photo batteries and keyless entry batteries. We market button and coin cells for use in watches, cameras, calculators, communications equipment and medical instrumentation. Our lithium coin cells are high-quality lithium batteries with certain performance advantages over other lithium battery systems and are marketed for use in calculators and personal computer clocks and memory back-up systems.

        Lighting Products and Lantern Batteries.    We are a leading marketer of battery-powered lighting products, including flashlights, lanterns and similar portable devices for the retail and industrial markets.

Operating Segments

        Our business is organized and managed according to three geographic regions: (1) North America, which includes the U.S. and Canada; (2) Latin America, which includes Mexico, Central America, South America and the Caribbean; and (3) Europe and the rest of the world (which we refer to as "Europe/ROW"), which includes the United Kingdom, continental Europe and all other countries in which we do business. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each operating segment is responsible for implementing the defined strategic initiatives and achieving the financial objectives. Each geographic region has a manager responsible for all the sales and marketing initiatives for all product lines within that region.

        Financial information pertaining to our operating segments is contained in Note 12 of the Notes to Consolidated Financial Statements filed with this report and is incorporated herein by reference. Financial information pertaining to our foreign and domestic operations is also set forth in Note 12 of the Notes to Consolidated Financial Statements filed with this report, and is incorporated herein by reference.

Sales and Distribution

        North America.    We align our internal sales force by distribution channel. We maintain separate sales forces primarily to service (1) our retail sales and distribution channels and (2) our hearing aid professionals, industrial distributor and original equipment manufacturer sales and distribution channels. In addition, we use a network of independent brokers to service participants in selected distribution channels.

        We have established our position as the leading value brand manufacturer in the North American general alkaline battery market by focusing on mass merchandisers. Over the last several years, we have further penetrated the mass merchandiser channel while broadening our business in other distribution channels to include home centers; warehouse clubs; food, drug and convenience stores; electronic specialty stores and department stores; hardware and automotive centers; specialty retailers; hearing aid professionals; industrial distributors; government agencies; and original equipment manufacturers. Only Wal-Mart Stores, Inc. accounted for more than 10% of our consolidated net sales in fiscal year 2002 (26%). Our sales to Wal-Mart Stores, Inc. primarily occur in North America.

        Latin America.    We align our internal sales force by distribution channel. We maintain two separate sales groups: one group that directly services large retailers and food and drug chains located mainly in urban areas and a second group that services through distributors and wholesalers, secondary channels (such as photo, grocery, hardware and stationary), industrial and other retailers located in both urban and rural areas. This sales structure enables us to focus on the rapid expansion of the alkaline category while consolidating our leadership position in the heavy duty category.

        Europe/ROW.    We maintain a separate sales force in Europe to promote the sale of all of our products. We have adopted the strategies, programs and category management expertise used in our North American business in our European business.

Raw Materials

        Zinc powder, electrolytic manganese dioxide powder and steel are the most significant raw materials we use to manufacture batteries and a number of worldwide sources of such materials exist. We believe we will continue to have access to adequate quantities of these materials at competitive prices.

Technology, Patents and Trademarks

        Our success and ability to compete depends, in part, upon our technology and the protection of our intellectual property rights. We rely upon a combination of methods to establish and protect our technology and other intellectual property rights, such as our own research and development activities, the purchase of third-party technology, intellectual property laws, technology licenses, confidentiality agreements and other contractual covenants.

        In fiscal 2002, in addition to ongoing alkaline and hearing aid developments, we focused on our NiMH battery technology, which resulted in the development of our revolutionary new I-C3 rechargeable technology. Our research and development group is comprised of approximately 100 employees. We enhance our internal research and development efforts by purchasing or licensing state-of-the-art manufacturing technology from third parties. In fiscal 2002, 2001 and 2000, we invested $13.1 million, $12.2 million and $10.8 million, respectively, on research and development. The U.S. government also funds some of our research and development expenditures.

        We own or license from third parties a considerable number of patents and patent applications throughout the world, primarily for battery product improvements, additional features and manufacturing equipment. We license alkaline battery designs, technology and manufacturing equipment (and related updates and innovations) from Matsushita Battery Industrial Co., Ltd. through March 2003, after which time we may license the designs, technology and manufacturing equipment as it exists at that date through March 2022. We also obtained a non-exclusive license to use certain technology underlying our rechargeable alkaline battery line to manufacture rechargeable alkaline batteries in the U.S., Puerto Rico and Mexico and to sell and distribute batteries worldwide based on this licensed technology. This license terminates in 2015.

        We also use a number of trademarks in our business, including RAYOVAC, MAXIMUM, MAXIMUM PLUS, RENEWAL, LOUD 'N CLEAR, PROLINE, RAYOVAC ULTRA, WORKHORSE, ROUGHNECK, SPORTSMAN, AIR 4000, XCELL, EXTRA and AIRPOWER. We

rely on both registered and common law trademarks in the U.S. to protect our trademark rights. The RAYOVAC mark is also registered in countries outside the U.S., including Europe, Latin America and Asia. We do not have any right to the trademark RAYOVAC in Brazil, where an independent third-party battery manufacturer owns the mark.

Competition

        In the markets for our products, companies compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. We believe the markets for our products are highly competitive.

        Our primary competitors in the U.S. are Duracell International, Inc., a subsidiary of The Gillette Company, and Energizer Holdings, Inc. Both of our competitors have greater financial and other resources and greater overall market share than we do. They have committed significant resources to protect their own market shares or to capture market share from us in the past and may continue to do so in the future. Private label offerings by major retailers are also a source of competition.

        Internationally, the general battery market is as highly competitive as the U.S. market with a greater number of competitors. Competition is primarily based upon pricing, product performance, promotion and distribution strategies.

Seasonality

        Sales of our products are seasonal, with the highest sales typically occurring in the first fiscal quarter ending on or about December 31, during the holiday season. Our lowest sales occur in the fiscal quarter ending on or about March 31. For a more detailed discussion of the seasonality of our product sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales."

Governmental Regulations and Environmental Matters

        Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign regulations to which we are subject will not have a material effect upon our capital expenditures, earnings and competitive position. See Item 3 ("Legal Proceedings") for additional information regarding environmental matters.

Employees

        As of September 30, 2002, and prior to closing of the VARTA transaction, we had approximately 2,480 full-time employees.

Available Information

        Our Internet website is http://www.rayovac.com and you may access, free of charge, through the Investor Relations portion of our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

ITEM 2. PROPERTIES

        The following table lists our primary manufacturing, packaging, and distribution facilities, including those which were part of the acquisition of the consumer battery business of VARTA as further described in Item 1.

	Manufacturing	Packaging and Distribution
North America	Fennimore, Wisconsin Portage, Wisconsin	Madison, Wisconsin(1) Middleton, Wisconsin(1) Dixon, Illinois(1),(2)
Europe/ROW	Dischingen, Germany(3) Breitenbach, France(3) Washington, UK(2)	Ellwangen, Germany(3)
Latin America	Guatemala City, Guatemala Manizales, Colombia(3) Mexico City, Mexico(4)

        We also own and/or operate distribution centers, sales offices, and administrative offices throughout the world in support of our business. Our administrative headquarters and our primary research and development facility are located in Madison, Wisconsin(2).

        We continually evaluate our facilities' capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. We believe our existing facilities, in general, are adequate for our present and currently foreseeable needs.

(1)
Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center will be closed during fiscal 2003. These operations will be transferred to the Dixon, Illinois combined packaging and distribution center which is currently being constructed.

(2)
Facility is leased.

(3)
Acquired as a result of the VARTA transaction.

(4)
The Mexico City, Mexico manufacturing facility was closed in October 2002.

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

        Our former manganese processing facility in Covington, Tennessee was accepted into TDEC's Voluntary Cleanup, Oversight and Assistance Program in February 1999. Under Tennessee's voluntary cleanup program, we negotiated a Consent Order and Agreement with the TDEC, dated February 12, 1999, covering investigation, and if necessary, remediation of the facility. Groundwater monitoring conducted with respect to a capped non-hazardous landfill at the facility, and groundwater testing beneath former process areas of the facility, indicated elevated levels of certain inorganic contaminants, particularly (but not exclusively) manganese, in the groundwater underneath the facility. We have completed closure of lagoons on the property and have completed the remediation of a stream that borders the facility.

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

        As of September 30, 2002, we have reserved approximately $1.6 million for known on-site and off-site environmental liabilities. We believe these reserves are adequate, although there can be no assurance that this amount will ultimately be adequate to cover such environmental liabilities. We may also be named as a potentially responsible party at additional sites in the future, and the costs associated with such additional or existing sites may be material. In addition, certain of our facilities have been in operation for decades and, over such time, we and other prior operators of such facilities have generated and disposed of wastes resulting from the battery manufacturing process which are or may be considered hazardous, such as cadmium and mercury.

        On April 11, 2001, Eveready Battery Company, Inc. filed a complaint against us in U.S. District Court for the Northern District of Ohio, Eastern Division, alleging that we have infringed on a patent held by Eveready relating to alkaline batteries that are substantially free of mercury. We were served with the complaint in August 2001. Eveready is seeking injunctive relief as well as treble damages and other costs and expenses. We have answered the complaint and have denied all material allegations as we believe we have meritorious defenses. Since this lawsuit commenced, we have vigorously defended our position. We cannot estimate at this time the effect, if any, that this claim may have on our business or financial condition.

        On May 31, 2002, a plaintiff represented by the law firm of Milberg Weiss Bershad Hynes & Lerach filed a class action lawsuit in the United States District Court for the Western District of Wisconsin against defendants Rayovac Corporation and several of its current and former executive officers and directors alleging that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (Eli Friedman v. Rayovac Corporation, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin, Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin). The complaint alleges that defendants made various false and misleading statements which had the alleged effect of artificially inflating the price of Rayovac stock during the period from April 26, 2001 until September 19, 2001. Substantially similar lawsuits were subsequently filed on June 11, 2002 (Richard Slatten v. Rayovac Corporation, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin, Case No. 02 C 0325 C, United States District Court, Western District of Wisconsin) and on June 28, 2002 (David Hayes v. Rayovac Corporation, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., Merrell Tomlin, and Luis Cancio 02 C 0308 C, United States District Court, Western District of Wisconsin) Rayovac and the individual defendants have not yet answered these complaints, but they intend to deny all material allegations and vigorously defend themselves in these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Shareholders of the Company was held on July 24, 2002. The directors standing for election were elected in an uncontested election. The directors elected were David A. Jones and Barbara S. Thomas. Mr. Jones received 26,979,326 votes in favor of his election and 1,874,132 votes were withheld. Ms. Thomas received 27,184,028 votes in favor of her election and 1,669,430 votes were withheld. In addition to the election of directors, the Company submitted the ratification of the appointment of KPMG LLP as our independent auditors to a vote of the shareholders. The vote in favor of ratification was: For: 27,306,114; Against: 1,540,507; Abstained: 6,837.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, $0.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ROV". The Common Stock commenced public trading on November 21, 1997. As of November 30, 2002, there were approximately 279 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

	High	Low
Fiscal 2002
Quarter ended December 30, 2001	$18.05	$13.60
Quarter ended March 31, 2002	$17.93	$12.81
Quarter ended June 30, 2002	$19.10	$14.80
Quarter ended September 30, 2002	$18.52	$11.75
Fiscal 2001
Quarter ended December 31, 2000	$18.81	$11.69
Quarter ended April 1, 2001	$20.78	$13.63
Quarter ended July 1, 2001	$25.25	$16.93
Quarter ended September 30, 2001	$23.50	$12.60

        We have not declared or paid and do not anticipate paying cash dividends in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the terms of our credit facility restrict our ability to pay dividends to our shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

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

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
	(In millions, except per share data)
Statement of Operations Data:
Net sales(1)	$441.8	$504.2	$630.9	$616.2	$572.7
Gross profit(1)	172.9	198.2	259.4	232.9	237.4
Income from operations	40.5	53.6	89.3	54.4	63.0
Income before income taxes and extraordinary item	25.0	37.6	58.0	26.1	45.7
Income before extraordinary item	16.4	24.1	38.4	16.9	29.2
Net income(2)	14.4	24.1	38.4	11.5	29.2
Per Share Data:
Income per common share before extraordinary item:
Basic	$0.62	$0.88	$1.39	$0.59	$0.92
Diluted	0.58	0.83	1.32	0.57	0.90
Net income per share:
Basic	$0.54	$0.88	$1.39	$0.40	$0.92
Diluted	0.51	0.83	1.32	0.39	0.90
Average shares outstanding:
Basic	26.5	27.5	27.5	28.7	31.8
Diluted	28.1	29.2	29.1	29.7	32.4
Impact of Unusual Items within the Statement of Operations:
Income from operations	$40.5	$53.6	$89.3	$54.4	$63.0
Special charges within gross profit(3)	—	1.3	—	22.1	1.2
Special charges within operating expenses(4)	6.2	8.1	—	0.2	—

Total unusual items	6.2	9.4	—	22.3	1.2

Income from operations before unusual items	$46.7	$63.0	$89.3	$76.7	$64.2

Cash Flow and Related Data:
Cash flow from operating activities	$(1.9)	$13.3	$32.8	$18.0	$66.8
Capital expenditures	15.9	24.1	19.0	19.7	15.6
EBITDA(5)	53.0	67.4	108.6	74.5	80.8
EBITDA before unusual items(5)	59.2	76.8	108.6	96.8	82.0
	September 30,
	1998	1999	2000	2001	2002
Balance Sheet Data:
Working capital	$81.6	$104.4	$104.7	$158.5	$140.5
Total assets(1)	267.9	513.1	549.6	566.5	533.2
Total long-term debt	148.7	307.4	272.8	233.5	188.5
Total debt	152.3	330.3	317.6	258.0	201.9

(1)
Certain reclassifications have been made to reflect the adoption of EITF 00-14 and 00-25 in all periods presented. See also Footnote 2(v) in the Notes to Consolidated Financial Statements.

(2)
The Company recorded extraordinary expenses within Net income as follows during the fiscal years ended September 30:

  In fiscal 1998, extraordinary expense of $2.0 million, net of income taxes, was recorded for the premium on the repurchase or redemption of the senior term notes in connection with the Company's initial public offering ("IPO") completed in November 1997.

  In fiscal 2001, extraordinary expense of $5.4 million, net of income taxes, was recorded for the premium on the repurchase of $65.0 million Senior Subordinated Notes and related write-off of unamortized debt issuance costs in connection with a primary offering in June 2001.

(3)
The Company recorded special charges within Gross profit as follows during the fiscal years ended September 30:

  In fiscal 1999, $1.3 million was recognized related to the discontinuation of silver cell manufacturing at the Company's Portage, Wisconsin facility.

  In fiscal 2001, $22.1 million was recognized related to (i) an organizational restructuring in the U.S., (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin manufacturing facility, and (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin manufacturing facility, and rationalization of packaging operations and product lines.

  In fiscal 2002, $1.2 million was recognized related to a restructuring initiative in Latin America and reversal of previously accrued amounts. A $2.3 million charge was recorded for Latin American initiatives which included: (i) the closure of the Company's Santo Domingo, Dominican Republic manufacturing operations, and (ii) outsourcing a portion of its heavy duty battery production, previously manufactured at its Mexico City, Mexico location. The net charge during the year also includes the reversal of expenses previously accrued in fiscal 2001 of $1.3 million which were ultimately not realized.

(4)
The Company recorded net special charges within Operating expenses as follows during the fiscal years ended September 30:

  In fiscal 1998, $6.2 million was recognized, consisting of the following: (i) $2.0 million associated with consolidating domestic battery packaging operations and outsourcing the manufacture of heavy duty batteries, (ii) $2.2 million associated with closing the Company's Appleton, Wisconsin manufacturing plant and consolidating it into its Portage, Wisconsin manufacturing plant, (iii) $5.3 million associated with closing the Company's Newton Aycliffe, United Kingdom facility, phasing out direct distribution in the United Kingdom and closing one of the Company's German sales offices, (iv) a $2.4 million gain on the sale of the Company's previously closed Kinston, North Carolina facility, (v) income of $1.2 million in connection with the settlement of deferred compensation agreements with certain former employees, (vi) $0.8 million associated with the secondary offering of Common Stock (the "Secondary Offering") which was completed in June 1998, and (vii) miscellaneous credits of $0.5 million.

  In fiscal 1999, $8.1 million was recognized related to: (i) $2.5 million of employee termination benefits related to organizational restructuring, (ii) $2.1 million of charges associated with the termination of non-performing foreign distributors and exiting the respective territory, (iii) $1.9 million of costs related to the previously announced closing of the Appleton, Wisconsin facility, (iv) $0.8 million related to the closing of the Newton Aycliffe, United Kingdom facility, and (v) $0.8 million of one-time expenses associated with the Latin American acquisition.

  In fiscal 2001, $0.2 million was recognized attributable to our secondary offering of Common Stock in June 2001.

(5)
EBITDA represents income from operations plus other (income) expense, net, plus depreciation and amortization (excluding amortization of debt issuance costs). The Company believes that EBITDA and related measures are commonly used by certain investors and analysts to analyze and compare, and provide useful information regarding the Company's ability to service its indebtedness. However, the following factors should be considered in evaluating such measures: EBITDA and related measures (i) should not be considered in isolation, (ii) are not measures of performance calculated in accordance with generally accepted accounting principles ("GAAP"), (iii) should not be construed as alternatives or substitutes for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows (in each case, as determined in accordance with GAAP) and (iv) should not be used as indicators of the Company's operating performance or measures of its liquidity. Additionally, because all companies do not calculate EBITDA and related measures in a uniform fashion, the calculations presented herein may not be comparable to other similarly titled measures of other companies.

  Unless otherwise noted, EBITDA includes expenses related to all identified unusual items in the fiscal years ended September 30, 1998, 1999, 2000, 2001 and 2002. EBITDA before unusual items is as follows:

	Fiscal Year Ended September 30,
	1998	1999	2000	2001	2002
EBITDA	$53.0	$67.4	$108.6	$74.5	$80.8
Total unusual items	6.2	9.4	—	22.3	1.2

EBITDA before unusual items	$59.2	$76.8	$108.6	$96.8	$82.0

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion of the financial results, liquidity, and other key items related to the Company's performance. This section should be read in conjunction with the "Selected Financial Data", and our Consolidated Financial Statements and related notes in the "Financial Statements" section of this report. Certain prior year amounts have been reclassified to conform to current year presentation. All references to 2000, 2001, 2002, and 2003 refer to fiscal year periods ended September 30, 2000, 2001, 2002, and 2003, respectively.

INTRODUCTION

        Rayovac Corporation is one of the oldest battery companies in the United States, founded in 1906 as the French Battery Company. Rayovac's product portfolio includes alkaline, rechargeable, and heavy duty batteries, hearing aid batteries, lighting products, and other specialty batteries.

        Our financial performance is influenced by a number of factors including: general economic conditions and trends in consumer markets; our overall product line mix, including sales prices and gross margins which vary by product line; and our general competitive position, especially as impacted by our competitors' promotional activities and pricing strategies. These influencing factors played significant roles in our financial results during 2000, 2001 and 2002.

        We manage our business based upon three geographic regions. The regions are as follows: North America, which includes the United States and Canada; Latin America, which includes Mexico, Central America, South America and the Caribbean; and Europe/Rest of World ("Europe/ROW"), which includes the United Kingdom, continental Europe and all other countries in which we do business.

        Set forth below are other significant developments that have impacted our results and may continue to affect our performance.

Continued Manufacturing Cost Reduction Initiatives

        We continually assess our worldwide manufacturing capacity and product costs in light of existing and forecasted market demand. With our continued focus on cost reduction and rationalization, we believe we can continue to drive down our cost of goods manufactured with continued focus on cost reduction initiatives.

        In furtherance of this goal, we closed our Wonewoc, Wisconsin plant during 2001 and now source lighting products previously made at this plant from third party suppliers. With this closure, we now outsource all of our lighting products.

        Similarly, we closed our zinc carbon battery plants in Tegucigalpa, Honduras, and Santo Domingo, Dominican Republic in 2001 and 2002, respectively. We closed the Mexico City, Mexico plant in October 2002. With the closure of the Mexico City, Mexico plant, and prior to the acquisition discussed below, the Guatemala City, Guatemala plant is our only remaining zinc carbon manufacturing plant. The consolidation of our zinc carbon capacity within Latin America is consistent with the global market trend away from zinc carbon toward alkaline batteries.

        In October 2002, we announced the closure of operations at our Madison, Wisconsin packaging center and Middleton, Wisconsin distribution center and combination of the two operations into a new leased complex being built in Dixon, Illinois. Transition to the new facililty is expected by June 2003.

Meeting Consumer Needs through Technology and Development

        We continue to focus our efforts on meeting consumer needs for portable power and lighting products through new product development and technology innovations. We have announced improvements and new developments in our rechargeable, alkaline, hearing aid, and lighting products product lines.

        During 2001, we introduced a one-hour charger for nickel metal hydride (NiMH) batteries, and began selling higher performing NiMH batteries. In 2002, we announced the development of a revolutionary rechargeable NiMH battery system capable of recharging batteries in as little as 15 minutes and which we anticipate will be available in the retail market during 2003. These technological advancements are expected to provide consumers with portable, rechargeable power as the use of digital cameras and other high drain devices continues to grow.

        In 2002, we launched our new, more powerful Maximum Plus™ alkaline batteries, with bold new graphics. Also during 2001 and 2002, we increased the performance of our hearing aid batteries, and launched innovative packaging allowing consumers to more easily dispense the hearing aid batteries. Finally, we rejuvenated our lighting products product line through a series of new product launches designed to reach unique markets within the mass and retail channels.

        We believe that our products are well poised to meet the portable power and lighting needs for consumers. We will continue to focus on identifying new technologies necessary to meet consumer and retailer needs within the marketplace.

Competitive Landscape

        The alkaline battery business is highly competitive on a global scale. Within North America, there are three primary branded providers of alkaline batteries. The alkaline marketplace has seen changes in recent years related to product line segmentation, with attempts to segment the category into high-performance, regular and value positions, combined with the introduction of private label batteries at certain retailers. In addition, market participants continue to engage in high levels of promotional activities to gain market share.

        Within Latin America, poor economic conditions have dramatically impacted battery sales especially within the heavy duty product line. Heavy duty batteries continue to be the largest share of the battery market in Latin America. In North America the majority of consumers purchase alkaline batteries.

        The rechargeable business has experienced dramatic changes over the past three years. Primary rechargeable alkaline sales have declined over this period with a shift towards rechargeable batteries, such as NiMH, which are higher performing in high drain devices. Our development of a one-hour charger and an innovative 15-minute rechargeable battery technology help us maintain the number one market position within the rechargeable category in the United States with approximately 60% market share, as estimated by management.

        Within the hearing aid battery category, we continue to hold the number one global market position based on management estimates. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations position us for continued success in this category.

Recent Developments

        On October 1, 2002, we acquired the consumer battery business of VARTA AG (VARTA). The combination of the Rayovac and VARTA brands makes us a much stronger global competitor selling in more than 100 countries worldwide. We believe that the combination of these two businesses provides us with a strong platform for market growth, improved customer service, and technology advancements for consumers. We are now one of the largest consumer battery companies in the world with the number one market position in Germany, the largest European battery market, number two overall market position in Europe, a stronger number one position in Latin America, excluding Brazil, as well as the leading value brand in North America (all market shares based on management estimates on a unit basis).

        On October 10, 2002, we announced a series of initiatives to position the combined company for future growth opportunities and to optimize the global resources of the combined VARTA and Rayovac organizations. These initiatives include the elimination of duplicate costs in the VARTA and Rayovac organizations and are expected to provide significant benefit to the combined organization. We expect that all geographies will benefit from these initiatives.

Seasonal Product Sales

        Rayovac's quarterly results are impacted by our seasonal sales. Sales during the first and fourth fiscal quarters of the year are generally higher than other quarters due to the impact of the December holiday season. The seasonality of our sales during the last three fiscal years is as follows:

	Percent of Annual Sales
Fiscal Quarter Ended
	2000	2001	2002
December	30%	27%	28%
March	20	22	21
June	22	24	24
September	28	27	27

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Highlights of consolidated operating results

        Net Sales.    Our net sales decreased $43.5 million, or 7.1%, to $572.7 million in fiscal 2002 from $616.2 million the previous year. Increases in hearing aid battery and lighting product sales were unable to offset declines in heavy duty and alkaline sales.

        Net Income.    Our net income for fiscal 2002 increased $17.7 million, or 153.9%, to $29.2 million from $11.5 million the previous year. The increase reflects a reduction in interest expense attributable to the retirement of $65.0 million in Senior Subordinated Notes following the June 2001 stock offering, plus a $56.1 million reduction in debt during fiscal 2002 due to strong cash flow from operations. In addition, fiscal 2001 results reflect a $22.3 million pretax restructuring charge, and a $5.4 million extraordinary loss, net of tax. These improvements were partially offset by a bad debt reserve of $7.5 million, net of tax, recognized in fiscal 2002 related to the bankruptcy filing of a key customer.

        Segment Results.    We evaluate segment profitability based on income from operations before special charges and corporate expenses, which includes corporate purchasing expense, general and administrative expense and research and development expense. All depreciation and amortization included in income from operations is related to a segment. Total segment assets are set forth in Note 12 of Notes to Consolidated Financial Statements filed herewith.

North America

	2001	2002
Revenue from external customers	$448.8	$435.6
Segment profit	80.8	85.5
Segment profit as a % of net sales	18.0%	19.6%

        Our revenue from external customers decreased $13.2 million, or 2.9%, to $435.6 million in fiscal 2002 from $448.8 million the previous year. Heavy duty sales decreases of $12.3 million, or 33.8%, reflect the trend in the industry toward alkaline and the discontinuation of certain products at selected stores of a major retailer. Alkaline sales decreases of $4.8 million, or 1.8% were attributable to the decline in sales to a key customer in bankruptcy, a cautious retail inventory environment and continued promotional activity, and our inability to anniversary sales to an OEM customer in the previous year. Increases in lighting products of $4.3 million, or 7.6%, resulted from new product launches and distribution gains.

        Our profitability increased $4.7 million, or 5.8%, to $85.5 million in fiscal 2002 from $80.8 million the previous year. This increase was primarily attributable to cost containment programs that lowered operating expenses, and improved gross profit margins reflecting the benefits of the 2001 plant closures and other cost improvement initiatives. This was partially offset by a $12.0 million bad debt reserve, net of recoveries, resulting from the bankruptcy filing of a key customer.

Latin America

	2001	2002
Revenue from external customers	$118.7	$84.7
Segment profit	16.9	5.3
Segment profit as a % of net sales	14.2%	6.3%

        Our revenue from external customers decreased $34.0 million, or 28.6%, to $84.7 million in fiscal 2002 from $118.7 million the previous year due primarily to decreased sales of zinc carbon batteries. Net sales were impacted by unfavorable economic conditions, curtailment of shipments to certain distributors and wholesalers who were delinquent on payments, political uncertainties in Argentina and Venezuela, and the unfavorable impacts of currency devaluation which contributed approximately $9.3 million of the sales decline versus fiscal 2001.

        In spite of the sales decline, the segment remained profitable, with profit of $5.3 million in fiscal 2002. However, this was a decrease of $11.6 million, or 68.6%, from the previous year. This decrease was primarily attributable to the impact of the sales decline, partially offset by lower advertising expenses and a reduction in other operating expenses in the region. As of October 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 142 which resulted in a reduction of amortization expense of $3.0 million for the year. Segment profit margins decreased primarily due to an unfavorable customer mix compounded by relatively fixed operating expenses spread over lower sales.

Europe/ROW

	2001	2002
Revenue from external customers	$48.7	$52.5
Segment profit	4.1	5.1
Segment profit as a % of net sales	8.4%	9.7%

        Our revenue from external customers increased $3.8 million, or 7.8%, to $52.5 million in fiscal 2002 from $48.7 million the previous year, primarily reflecting increased sales of alkaline and hearing aid batteries, and favorable impacts of foreign currency movements.

        Our profitability increased $1.0 million, or 24.4%, due primarily to sales gains and a reduction in operating expenses due to cost containment programs and the adoption of Statement No. 142, which resulted in lower amortization expense.

        Corporate Expenses.    Our corporate expenses increased $6.6 million, or 26.3%, to $31.7 million in fiscal 2002 from $25.1 million the previous year. The increase was primarily due to higher legal expenses, technology spending, and management incentives.

        Special Charges.    In 2002, we recorded net special charges of $1.2 million related to: (i) the closure of our manufacturing facility in Santo Domingo, Dominican Republic, (ii) certain rationalization efforts in our Mexico City, Mexico manufacturing facility, and (iii) the reversal of $1.3 million of expenses related to the December 2000 restructuring announcement which were not realized. Special charges of $22.3 million were recorded in 2001.

        Income from Operations.    Our income from operations increased $8.6 million, or 15.8%, to $63.0 million in fiscal 2002 from $54.4 million the previous year. This increase was primarily due to reduction in special charges of $21.1 million offset by a $12.0 million bad debt reserve, net of recoveries, resulting from the bankruptcy filing of a key customer.

        Interest Expense.    Interest expense decreased $11.2 million, or 41.2%, to $16.0 million in fiscal 2002 from $27.2 million in the previous year primarily due to the retirement of $65.0 million in Senior Subordinated Notes in June 2001 using proceeds from our primary offering and the repayment of $56.1 million in debt from our strong cash flow from operations.

        Income Tax Expense.    Our effective tax rate for fiscal 2002 was 36.0% compared to 35.4% for fiscal 2001. The higher rate for fiscal 2002 primarily reflects a change in geographic profitability away from lower tax jurisdictions, primarily within Latin America, and proportionately higher income in the United States.

        Extraordinary Item.    In fiscal 2001, we recorded extraordinary expense of $5.4 million, net of tax, resulting from the premium on the repurchase of $65.0 million of Senior Subordinated Notes and the related write-off of unamortized debt issuance costs.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Highlights of consolidated operating results

        Net Sales.    Our net sales decreased $14.7 million, or 2.3%, to $616.2 million in fiscal 2001 from $630.9 million the previous year. Increases in alkaline and hearing aid battery sales were offset by decreased specialty battery sales and lighting products sales.

        Net Income.    Our net income for fiscal 2001 decreased $26.9 million, or 70.0%, to $11.5 million from $38.4 million the previous year. The decrease reflects the impact of a $22.3 million pretax restructuring charge, a $5.4 million extraordinary loss, net of tax, and sales softness in North America and Europe/ROW.

North America

	2000	2001
Revenue from external customers	$468.2	$448.8
Segment profit	95.3	80.8
Segment profit as a % of net sales	20.4%	18.0%

        Our revenue from external customers decreased $19.4 million, or 4.1%, to $448.8 million in fiscal 2001 from $468.2 million the previous year due primarily to increased sales of alkaline batteries and hearing aid batteries offset by decreased sales of lighting products and specialty batteries.

        Alkaline sales increases of $15.1 million, or 5.9%, were driven by distribution gains, product line expansion, and strong sales in the mass merchandiser and OEM trade channels partially offset by the impacts of Y2K on sales volumes and lower promotional activity at certain food retailers this year. Hearing aid battery sales increases of $4.7 million, or 13.0%, were driven by strength in the professional channel and expanded retail distribution in fiscal 2001. Lighting product sales decreases of $14.9 million, or 20.9%, were driven by weakness in the lights and lantern battery category reflecting the lingering impact of the Y2K phenomenon and our inability to anniversary a strong hurricane season in the previous year. Specialty battery sales decreases versus last year primarily reflect softness in camcorder and lithium battery sales reflecting general softness in lithium battery demand from OEM customers in the PC, telecommunications, and electronics industries and the transition to a camcorder battery licensing agreement.

        Our profitability decreased $14.5 million, or 15.2%, to $80.8 million in fiscal 2001 from $95.3 million the previous year. This decrease was primarily attributable to sales volume decreases and operating expense increases partially offset by improved gross profit margins. The operating expense increases were primarily driven by increased distribution costs reflecting fuel surcharges, higher shipping and handling costs and bad debt write-offs due to customer bankruptcies. The improvement in gross profit margins was primarily the result of previously announced cost rationalization initiatives and a favorable shift in product mix away from lower margin lithium, camcorder, and lighting products to more profitable alkaline and hearing aid batteries.

Latin America

	2000	2001
Revenue from external customers	$112.2	$118.7
Segment profit	20.3	16.9
Segment profit as a % of net sales	18.1%	14.2%

        Our revenue from external customers increased $6.5 million, or 5.8%, to $118.7 million in fiscal 2001 from $112.2 million the previous year due primarily to increased sales of alkaline batteries partially offset by lower sales of zinc carbon batteries and unfavorable impacts of currency devaluation of $1.7 million.

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

Europe/ROW

	2000	2001
Revenue from external customers	$50.6	$48.7
Segment profit	6.1	4.1
Segment profit as a % of net sales	12.1%	8.4%

        Our revenue from external customers decreased $1.9 million, or 3.8%, to $48.7 million in fiscal 2001 from $50.6 million the previous year, due primarily to the unfavorable impacts of currency devaluation of $3.4 million. Excluding the negative impact of currency devaluation net sales increased 3.0% reflecting sales increases in hearing aid and alkaline batteries. Alkaline battery sales increases were driven primarily by new distribution.

        Our profitability decreased $2.0 million, or 32.8%, due primarily to lower gross profit margins attributable to an unfavorable product mix and increased operating expenses attributable to our new distribution.

        Corporate Expenses.    Our corporate expenses decreased $7.3 million, or 22.5%, to $25.1 million in fiscal 2001 from $32.4 million the previous year. As a percentage of total sales, our corporate expense was 4.1% compared to 5.1% in the previous year. These decreases were primarily due to lower management incentives and legal expenses partially offset by higher research and development expenses reflecting an increase in technology spending.

        Special Charges.    We recorded special charges of $22.3 million related to: (i) an organizational restructuring in the U.S., (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with our secondary offering in June 2001. The amount recorded includes $10.1 million of employee termination benefits for approximately 570 employees, $10.2 million of equipment, inventory, and other asset write-offs, and $2.0 million of other expenses.

        Income from Operations.    Our income from operations decreased $34.9 million, or 39.1%, to $54.4 million in fiscal 2001 from $89.3 million the previous year. This decrease was primarily due to special charges of $22.3 million and decreased profitability attributable to sales volume decreases.

        Interest Expense.    Interest expense decreased $3.4 million, or 11.1%, to $27.2 million in fiscal 2001 from $30.6 million in the previous year primarily due to lower effective interest rates and the redemption of the majority of our subordinated debt in June 2001.

        Income Tax Expense.    Our effective tax rate for fiscal 2001 was 35.4% compared to 33.8% for fiscal 2000. The higher rate for fiscal 2001 primarily reflects a higher foreign tax rate attributable to increased tax rates in certain Latin America countries and startup losses in the Southern region of South America not fully benefited.

        Extraordinary Item.    We recorded extraordinary expense of $5.4 million, net of tax, resulting from the premium on the repurchase of $65.0 million of Senior Subordinated Notes and the related write-off of unamortized debt issuance costs.

Liquidity and Capital Resources

        During fiscal 2002, our operating activities generated $66.8 million of cash, compared to $18.0 million in fiscal 2001, an increase of $48.8 million. Operating cash flows from changes in working capital accounted for $48.1 million of the increase which were primarily driven by lower investments in receivables and inventory, slightly offset by higher prepaid and other assets and lower accrued special charges reflecting the completion of the December 2000 restructuring initiatives.

        Capital expenditures for fiscal 2002 were $15.6 million, a decrease of $4.1 million from fiscal 2001. Capital expenditures in 2002 were funded by cash flow from operations. Capital expenditures for fiscal 2003 are expected to be approximately $28.0 million which will include spending for leasehold improvements on our new North American packaging and distribution center, spending required by newly acquired VARTA entities, and continued technology investments as well as continued investment in our manufacturing operations.

        As of September 30, 2002, our current credit facilities include a revolving credit facility of $250.0 million and a $75.0 million five-year amortizing term loan. As of September 30, 2002, $174.5 million and $23.1 million, respectively, of the revolver and the term loan were outstanding. In addition, approximately $5.8 million of the remaining availability under the revolver was utilized for outstanding letters of credit. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA, as defined, less certain operating expenditures including scheduled principal payments of long-term debt). The quarterly amortization is reduced prorata for the effect of prepayments made as a result of Excess Cash Flow. The fees associated with these facilities have been capitalized and are being amortized over the term of the facilities. Indebtedness under these amended facilities is secured and is guaranteed by certain of our subsidiaries.

        During fiscal 2002, our board of directors granted 1,057,190 options to purchase shares of our Common stock to various employees of the Company under the 1997 Rayovac Incentive Plan. All grants were at an exercise price equal to the market price of our Common stock on the date of grant with prices ranging from $13.00 to $16.00 per share. We also granted approximately 24,000 shares of restricted stock on August 16, 2002, from the 1997 Rayovac Incentive Plan to a member of management; the restrictions on these shares will lapse on September 30, 2003. The total market value of the restricted shares on the date of grant totaled approximately $0.3 million and has been recorded as unearned compensation as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the vesting period.

        We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business previous to the expiration of those credit facilities, although no assurance can be given in this regard.

        We engage in hedging transactions in the ordinary course of our business. See Note 2(r) to the Consolidated Financial Statements.

        On October 1, 2002, the Company entered into an Amended and Restated Agreement ("Third Restated Agreement") to finance the acquisition of the consumer battery business of VARTA AG. The Third Restated Agreement includes a $100 million seven-year revolving credit facility, a EUR 50 million seven-year revolving credit facility, a $300 million seven-year amortizing term loan, a EUR 125 million seven-year amortizing term loan and a EUR 50 million six-year amortizing term loan. The term facilities provide for quarterly amortization totaling (assuming an exchange rate of the Euro to the Dollar of 1 to 1) of approximately $9.3 million in 2003 and 2004, $14.3 million in 2005, 2006, and 2007, $61.3 million in 2008 and $352.5 million in 2009. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA, as defined, less certain operating expenditures including scheduled principal payments of long-term debt). The quarterly amortization is reduced prorata for the effect of prepayments made as a result of Excess Cash Flow. The fees associated with these facilities will be capitalized and amortized over the term of the facilities. Unamortized fees associated with the replaced facilities will be written off as a charge to earnings in the quarter ended December 29, 2002. Indebtedness under these amended facilities is secured, is guaranteed by certain of our subsidiaries and the Euro-denominated revolving facility is subject to a borrowing base ("Borrowing Base") of certain European assets.

Impact of Recently Issued Accounting Standards

        See discussion in Note 2(w) to the Consolidated Financial Statements.

Critical Accounting Policies

        Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and fairly present the financial position and results of operations of the Company. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management judgment and estimates in areas that are inherently uncertain.

Valuation of Assets and Asset Impairment

        We evaluate certain long-lived assets, such as property, plant and equipment, and certain intangibles for impairment based on the expected future cash flows or earnings projections. An asset's value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination.

        We adopted Financial Accounting Standards Statement No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. Statement No. 142 requires goodwill and other intangible assets with indefinite useful lives not be amortized, and that impairment of such assets be evaluated as discussed above at least annually.

        We evaluate deferred tax assets based on future earnings projections. An asset's value is deemed impaired if the earnings projections do not substantiate the carrying value of the asset. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and other assumptions, as applicable. The use of different assumptions would increase or decrease future earnings projections and could, therefore, change the determination of whether the asset is realizable.

        See Notes 2(c), 2(h), 2(i), 2(v), 4, 5, and 9 to the Consolidated Financial Statements for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

        We recognize revenue from product sales at the point at which all risks and rewards of ownership have passed to the customer. The Company is not obligated to allow for product returns.

        The Company enters into various promotional arrangements, primarily with retail customers, which require the Company to estimate total purchases from the Company. In addition, the Company enters into promotional programs, primarily with retail customers, which require the Company to estimate and accrue the estimated costs of the promotional program. The Company monitors its commitments for promotional arrangements and programs, and uses statistical measures and past experience to record a liability for the estimate of the earned, but unpaid, promotional costs. The use of different assumptions would increase or decrease the estimate of the earned, but unpaid, promotional costs and could, therefore, change the liability recorded.

        The Company's trade receivables subject the Company to credit risk which is evaluated based on changing economic, political, and specific customer conditions. The Company assesses these risks and makes provisions for collectibility based on our best estimate of the risks present and information available at the date of the financial statements. The use of different assumptions may change the estimate of collectibility.

        See Notes (2b), (2c), and (2e) to the Consolidated Financial Statements for more information about our Revenue Recognition and Credit policies.

Pensions

        Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets, and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. If plan assets decline due to poor performance by the markets and/or interest rate declines, as was experienced in fiscal 2002, our pension liability increases, ultimately increasing future pension expense. See Notes 2(c) and 11 to the Consolidated Financial Statements for a more complete discussion of our employee benefit plans.

Restructuring

        Restructuring liabilities are recorded for estimated cost of facility closures, significant organizational adjustments, and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the costs incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments, plus any other items directly related to the exit costs. While the actions are carried out as expeditiously as possible, changes in estimates, resulting in an increase to or a reversal of a previously recorded liability, may be required as management executes the restructuring plan. See Notes 15 and 18 to the Consolidated Financial Statements for discussion of recent restructuring initiatives and related costs.

Loss Contingencies

        Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The outcome of existing litigation and the impact of environmental matters are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management judgments of potential actions by third parties and regulators. It is possible that changes in estimates or an increased probability of an unfavorable outcome could materially affect future results of operations. See further discussion in Item 3 ("Legal Proceedings"), and Notes 2(c), 2(t), and 13 to the Consolidated Financial Statements.

Other Significant Accounting Policies

        Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the Consolidated Financial Statements. Our notes to the Consolidated Financial Statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

        We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

        A discussion of our accounting policies for derivative financial instruments is included in Note 2 in the Consolidated Financial Statements.

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

Foreign Exchange Risk

        We are subject to risk from sales and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Pounds Sterling, Canadian Dollars, Euros, Mexican Pesos, Dominican Pesos, Guatemalan Quetzals, Venezuelan Bolivars, Argentine Pesos, Chilean Pesos and Honduran Lempira. Foreign currency purchases are made primarily in Pounds Sterling, Euros, Mexican Pesos and Guatemalan Quetzals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

        As of September 30, 2002, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $3.5 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $1.5 million.

        As of September 30, 2002, the potential change in fair value of outstanding foreign exchange rate derivative instruments, assuming a 10% unfavorable change in the underlying foreign exchange rates would be immaterial. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and contractual payment obligations outstanding at September 30, 2002 due to the same change in exchange rates, would be a net gain of $0.8 million.

        As of September 30, 2002, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.6 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.2 million.

Forward Looking Statements

        Certain of the information contained in this Annual Report on Form 10-K is not historical and may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking language as "expects," "anticipates," "intends," "believes," "will," "estimate," "should," "may" or other similar terms. In reviewing such information, you should note that such statements are based upon current expectations of future events and projections; our actual results may differ materially from those set forth in such forward-looking statements.

        Important factors that could cause our actual results to differ materially from those contained in this Annual Report on Form 10-K include, without limitation, (1) competitive promotional activity or spending by competitors or price reductions by competitors, (2) the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands, (3) the loss of, or a significant reduction in, sales to a significant retail customer, (4) difficulties or delays in the integration of VARTA's operations, (5) our ability to develop and successfully introduce new products and protect our intellectual property, (6) our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings, (7) the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities, (8) the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations

(including environmental regulations), (9) changes in accounting policies applicable to our business, (10) interest rate, exchange rate and raw material price fluctuations, (11) the effects of general economic conditions, including inflation, labor costs and stock market volatility, or changes in trade, monetary or fiscal policies in the countries where we do business, and (12) the effects of political or economic conditions or unrest in Latin America and other international markets.

        Some of the above-mentioned factors are described in further detail in the section entitled "Risk Factors" beginning on page S-10 of our Prospectus Supplement (to Prospectus dated June 20, 2001) filed pursuant to Rule 424(b)(5) with the Securities and Exchange Commission on June 21, 2001. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Annual Report on Form 10-K. If such other factors impact our results or if such assumptions are not correct or do not come to fruition, our actual results may differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required for this Item is included in this Annual Report on Form 10-K on pages F-1 through F-43, inclusive and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is certain information, as of December 1, 2002, regarding each of our directors and executive officers.

Name	Age	Position and Office(s)
David A. Jones	53	Chairman of the Board and Chief Executive Officer
Kent J. Hussey	56	President and Chief Operating Officer and Director
Kenneth V. Biller	54	Executive Vice President of Operations
Remy E. Burel	51	Executive Vice President-Europe
Luis A. Cancio	62	Executive Vice President-Latin America
Stephen P. Shanesy	46	Executive Vice President-North America
Randall J. Steward	48	Executive Vice President and Chief Financial Officer
Merrell M. Tomlin	50	Executive Vice President of Global Sales
Paul G. Cheeseman	44	Senior Vice President-Technology
William P. Carmichael	59	Director
John S. Lupo	56	Director
Philip F. Pellegrino	62	Director
Thomas R. Shepherd	72	Director
Barbara S. Thomas	53	Director

        Mr. Jones has served as Chairman of our Board of Directors and our Chief Executive Officer since September 12, 1996. From September 1996 to April 1998, Mr. Jones also served as our President. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, he served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones serves as a director of United Industries Corp. and Tyson Foods, Inc. Mr. Jones has over 30 years of experience working in the consumer products industry.

        Mr. Hussey is a director of Rayovac and has served as our President and Chief Operating Officer since August 2002 and from April 1998 until November 30, 2001. From December 1, 2001 through July 2002, Mr. Hussey served as President and Chief Financial Officer. Prior to April 1998 and since joining us in October 1996, Mr. Hussey was our Executive Vice President of Finance and Administration, our Chief Financial Officer and a director. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals and from 1991 to July 1994 he served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation.

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

        Mr. Burel joined us and was named our Executive Vice President-Europe in October 2002, upon acquisition of the consumer battery division of VARTA AG. Before the acquisition, Mr. Burel had been Chief Executive Officer of VARTA Geratebatterie GmbH since January 1, 2000. From May 1990 to December 1999, Mr. Burel held positions of increasing responsibility at VARTA as International Marketing Manager, Geographical Area Manager (France, Spain and Portugal), Profit Center Manager (general purpose batteries) and Divisional Board Member. Mr. Burel started his career at Gillette/Braun and over the course of 13 years held six different positions in controlling and marketing in the United States, France and Germany from 1975 to 1988.

        Mr. Cancio was named our Executive Vice President-Latin America in October 2000. He joined Rayovac in August 1999 as our Senior Vice President and General Manager of Latin America and served in that position until October 2000. In April 1997, Mr. Cancio became a founding principal of XCELL Group LLC, a private investment firm, and remains a director of that firm. From 1980 to 1996, he held positions of increasing responsibility at Duracell International Inc., beginning as Vice President in Latin America and ending his tenure as Senior Vice President in other international markets.

        Mr. Shanesy has been our Executive Vice President-North America since October 2002 and previously served as Executive Vice President of Global Brand Management since April 1998. Prior to that time and from December 1997, Mr. Shanesy served as our Senior Vice President of Marketing and the General Manager of General Batteries and Lights. From December 1996 to December 1997, Mr. Shanesy was our Senior Vice President of Marketing and General Manager of General Batteries. Prior to joining us, from 1993 to 1996, Mr. Shanesy was Vice President of Marketing of Oscar Mayer.

        Mr. Steward rejoined us as our Executive Vice President and Chief Financial Officer in August 2002, after leaving for personal family reasons in December 2001. He served as our Executive Vice President of Administration and Chief Financial Officer from October 1999 to December 2001. Mr. Steward initially joined us in March of 1998 as our Senior Vice President of Corporate Development and was named Senior Vice President of Finance and Chief Financial Officer in April 1998, a position he held until October 1999. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG, assisting with financial and operational issues. From March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996, he served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc.

        Mr. Tomlin has been our Executive Vice President of Global Sales since October 2002 and previously served as Executive Vice President of Sales since October 1998. Mr. Tomlin joined Rayovac in October 1996 as Senior Vice President of Sales. From March 1996 to September 1996, Mr. Tomlin served as Vice President of Sales of Braun of North America/Thermoscan and from August 1995 to March 1996, he served as Vice President Sales of Thermoscan, Inc. Prior to that time, Mr. Tomlin was Vice President of Sales of various divisions of Casio Electronics.

        Dr. Cheeseman was named our Senior Vice President-Technology on November 15, 2001. He joined Rayovac in June 1998 as our Vice President-Technology and has led all major technology initiatives at Rayovac since that time. Dr. Cheeseman came to Rayovac from Duracell, Inc., a division of Gillette, where he held various positions of increasing responsibility including Director of Operations from 1992 to 1995 and Director of Technology from 1995 to June 1998.

        Mr. Carmichael has served as a director of Rayovac since August 2002. He served as Senior Managing Director of the Succession Fund from 1998 to 2001 which provided strategic financial and tax consulting to closely held private companies. Mr. Carmichael also served as Senior Vice President of Sara Lee Corporation from 1991 to 1993, Vice President and Chief Financial Officer of Beatrice Foods Company from 1985 to 1990, Vice President of E-II Holdings from 1987 to 1988 and Vice President of Esmark, Inc. from 1976 to 1984. He is a director of Cobra Electronics Corporation and Nations Funds. Mr. Carmichael is the chairperson of our Audit Committee.

        Mr. Lupo has been a director of Rayovac since July 1998 and is a principal in the consulting firm Renaissance Partners, LLC, which he joined in February 2000. From October 1998 until November 1999, he served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. Prior to that time and since August 1996, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, Mr. Lupo served as Senior Vice President—General Merchandise Manager of Wal-Mart Stores, Inc. Mr. Lupo is a member of our Corporate Governance and Nominating Committee.

        Mr. Pellegrino has served as a director since November 2000. He currently serves as Senior Vice President and President of Sales for Kraft Foods Inc., and has held that position since September 2000. From 1995 to September 2000, he served as Senior Vice President of Sales and Customer Service for Kraft Foods. He has been employed by Kraft Foods or its subsidiary, Oscar Mayer, since 1964 in various management and executive positions. Mr. Pellegrino is a member of both our Audit Committee and our Compensation Committee.

        Mr. Shepherd has been a director of Rayovac since our September 1996 recapitalization. Mr. Shepherd is Chairman of TSG Equity Partners, LLC and is also a director of The Vermont Teddy Bear Company Inc. and various private corporations. He currently serves as a Special Partner of Thomas H. Lee Partners, L.P. and has been engaged as a consultant to Thomas H. Lee Co. since 1986. From 1986 through 1998, Mr. Shepherd served as a Managing Director of Thomas H. Lee Company. In addition, Mr. Shepherd is an officer of various other affiliates of Thomas H. Lee Company. Mr. Shepherd is the chairperson of our Compensation Committee and a member of our Audit Committee.

        Ms. Thomas has served as a director of Rayovac since May 2002. She was most recently appointed interim Chief Executive Officer of The Ocean Spray Company in November 2002. Ms. Thomas was President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until its purchase by Pfizer Inc. in July 2000. From 1993 to 1997,

Ms. Thomas was employed by the Pillsbury Company, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. She also serves as a director of Dial Corporation and The Ocean Spray Company. Ms. Thomas is chairperson of our Corporate Governance and Nominating Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors, officers and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2002, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except for the inadvertent late reporting by Thomas R. Shepherd of one sale of stock and the inadvertent late reporting by Randall J. Steward of one grant of restricted stock and one grant of stock options.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth compensation paid to our Chief Executive Officer and the other four most highly compensated executive officers during fiscal 2002, fiscal 2001 and fiscal 2000 (the "Named Executive Officers") for services rendered in all capacities to us. Certain prior year amounts have been reclassified to conform with current year presentation.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)
David A. Jones, Chairman of the Board and Chief Executive Officer	2002 2001 2000	$550,000 550,000 500,000	$400,000	$553,900 361,200 278,700	(1) (2) (5)	$1,180,000	(3)	175,000 50,000	$5,741,400	(4)
Kent J. Hussey, President and Chief Operating Officer	2002 2001 2000	385,000 385,000 350,000		196,000 125,200 56,500	(6) (7) (8)	826,000	(3)	75,000 50,000 40,000	1,418,500	(4)
Luis A. Cancio, Executive Vice President-Latin America	2002 2001 2000	290,000 293,000 286,000		134,600 80,000 33,200	(9) (10) (11)	537,500	(3)	50,000 50,000 50,000
Stephen P. Shanesy, Executive Vice President-North America	2002 2001 2000	290,000 290,000 265,000		136,800 84,700	(12) (13)	567,500	(3)	50,000 50,000 35,000	796,200	(14)
Merrell M. Tomlin, Executive Vice President of Global Sales	2002 2001 2000	290,000 290,000 250,000		140,000 70,800 32,500	(15) (13) (16)	560,000	(3)	50,000 50,000 35,000	924,600	(4)

(1)
Includes approximately $186,000 related to a special cash payment, approximately $127,000 related to a supplemental retirement program, $42,000 related to personal use of the Company aircraft, $88,000 related to interest on the Executive Note (as defined herin) and $63,000 related to a Company provided residence.

(2)
Includes approximately $104,000 related to a supplemental executive retirement program, $80,000 related to personal use of the Company aircraft, $70,000 related to interest on the Executive Note (as defined herein) and $60,000 related to a Company provided residence.

(3)
At September 30, 2002 an aggregate of 277,137 restricted shares were outstanding valued at $3,381,071. Vesting is scheduled for September 30, 2003 on 277,137 shares, of which 44,476 shares have vested as of September 30, 2002. The Company has the discretion to pay or defer dividends, if declared, until the expiration of restrictions.

(4)
Represents compensation from the exercise of stock options.

(5)
Includes approximately $70,000 related to a Company provided residence, $70,000 related to interest on the Executive Note (as defined herein) and $90,000 related to personal use of the Company aircraft.

(6)
Includes approximately $84,000 related to a supplemental executive retirement program and $42,000 related to a special cash payment.

(7)
Includes approximately $70,000 related to a supplemental executive retirement program.

(8)
Includes approximately $20,000 related to personal use of the Company aircraft and $20,000 related to personal use of a Company provided vehicle.

(9)
Includes approximately $62,000 related to a supplemental executive retirement program and $42,000 related to a special cash payment.

(10)
Includes approximately $50,000 related to a supplemental executive retirement program.

(11)
Represents personal use of a Company provided vehicle and contributions to 401K plan.

(12)
Includes approximately $63,000 related to a supplemental executive retirement program and $48,000 related to a special cash payment.

(13)
Includes approximately $55,000 related to a supplemental executive retirement program.

(14)
Represents compensation from the exercise of stock options and the purchase of a company vehicle.

(15)
Includes approximately $63,000 related to a supplemental executive retirement program and $48,000 related to a special cash payment.

(16)
Includes approximately $20,000 related to personal use a company provided vehicle.

Option Grants and Exercises

        In connection with the 1996 recapitalization, the Board adopted the Rayovac Corporation 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options may be granted with respect to an aggregate of 2,318,127 shares of Common Stock. At September 30, 2002 an aggregate of 1,237,367 options to purchase shares of Common Stock at a weighted average exercise price of $7.06 per share, 508,181 of which relate to the 911,577 granted to David A. Jones in accordance with the terms of his employment agreement, were outstanding. See "Employment Agreements". In September 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). Pursuant to the Incentive Plan, stock-based awards may be granted, including options and restricted stock, to purchase up to 5,000,000 shares of Common Stock. At September 30, 2002 an aggregate of 2,867,432 options at a weighted average exercise price of $17.01 were outstanding under the Incentive Plan.

        The following table discloses the grants of stock options during fiscal 2002 to the Named Executive Officers.

Option Grants in Fiscal 2002

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year
			Exercise or Base Price ($/share)
Name				Expiration Date
					5% ($)	10% ($)
David A. Jones	175,000	16.6	$14.50	9/30/2011	$1,595,820	$4,044,121
Kent J. Hussey	75,000	7.1	$14.50	9/30/2011	$683,923	$1,733,195
Luis A. Cancio	50,000	4.7	$14.50	9/30/2011	$455,949	$1,155,463
Stephen P. Shanesy	50,000	4.7	$14.50	9/30/2011	$455,949	$1,155,463
Merrell M. Tomlin	50,000	4.7	$14.50	9/30/2011	$455,949	$1,155,463

        The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

Aggregated Option Exercises In Fiscal 2002 And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized $	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (Exercisable/Unexercisable)	Value of Unexercised In-the-money Options at Fiscal Year End ($)(1) (Exercisable/Unexercisable)
David A. Jones	—	—	516,431/216,750	$3,968,894/$0
Kent J. Hussey	—	—	174,089/156,770	732,211/0
Luis A. Cancio	—	—	83,250/166,750	0/0
Stephen P. Shanesy	—	—	63,678/154,914	457,604/0
Merrell M. Tomlin	—	—	53,849/154,914	380,839/0

(1)
These values are calculated using the $12.20 per share closing price of the Common Stock as quoted on the NYSE on September 30, 2002.

Pension Plan

        In fiscal 1997 we contributed to a defined benefit pension plan covering all domestic non-union employees (the "Pension Plan"). On August 1, 1997 the Pension Plan accruals were frozen and the Pension Plan was officially terminated on October 1, 1997. We made no contributions to the Pension

Plan during fiscal 2000, 2001 or 2002. Distribution of benefits due to participating employees under the Pension Plan was made during fiscal 1999. In fiscal 2000, 2001 and 2002 we contributed to a defined contribution 401(k) plan covering domestic non-union employees (the "401(k) Plan"). We made contributions allocated on the basis of compensation and age as identified in the summary compensation table.

Director Compensation

        Directors who are employees of the Company receive no compensation for serving on the Board of Directors. Non-employee directors of the Company are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. Messrs. Lupo, Pellegrino and Shepherd and Ms. Thomas received $6,250 per quarterly meeting in their capacities as directors for fiscal year 2002, plus $1,000 for each of the four Board of Director meetings they attended. In addition, each received $500 for each Board Committee meeting they attended. Committee chairpersons each received an additional $500 for each Board Committee meeting they attended. Messrs. Lupo, Pellegrino, Shepherd and Carmichael and Ms. Thomas have received and will continue to receive fully vested options to purchase 5,000 shares of Common Stock on each October 1st that they are serving on the Board of Directors at an exercise price equal to the closing price of the Common Stock on the New York Stock Exchange on the trading day immediately preceding such grant.

Employment Agreements

        We have an employment agreement with each of the Named Executive Officers. On October 1, 2002, we entered into amended and restated employment agreements with David A. Jones (the "Jones Employment Agreement") and Kent J. Hussey (the "Hussey Employment Agreement"), as well as amended and restated employment agreements with each of Luis A. Cancio, Stephen P. Shanesy and Merrell M. Tomlin (together with the Jones Employment Agreement and the Hussey Employment Agreement, the "Executive Employment Agreements").

        Each of the Executive Employment Agreements:

  •
  has a term of three years, expiring on September 30, 2005, and, except for the Jones Employment Agreement, provides for automatic renewal for successive one-year periods unless terminated earlier upon 90-days' written notice by either the respective Named Executive Officer or us;

  •
  provides that the Named Executive Officer has the right to resign and terminate his respective Executive Employment Agreement at any time upon 60-days' notice. Upon such resignation, we must pay any unpaid base salary through the date of termination to the resigning Named Executive Officer;

  •
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

  •
  provides us with the right to terminate the Named Executive Officer's employment for "cause" (as defined therein), in which event we shall be obligated to pay to the terminated Named Executive Officer any unpaid base salary accrued through the date of termination; and

  •
  provides that, during the term of the agreement or the period of time served as an employee or director, and for one year thereafter, the Named Executive Officer shall not engage in or have any business which is involved in the industries in which we are engaged.

        Under their respective employment agreements, Mr. Jones is entitled to a base salary of $700,000 per annum, Mr. Hussey is entitled to a base salary of $435,000 per annum, Mr. Shanesy, Mr. Tomlin and Mr. Cancio are each entitled to a base salary of $325,000 per annum (such base salaries may be increased from time to time at the discretion of the Board of Directors) and each Named Executive Officer is entitled to an annual bonus based upon our achieving certain annual performance goals established by the Board of Directors.

        In addition, pursuant to the Jones Employment Agreement, Mr. Jones was paid a bonus of $400,000 in October 2000 as compensation for past services and will be paid an additional bonus of $400,000 on September 30, 2003 and an additional bonus of $2,200,000 on October 1, 2005, should he remain with the Company as of such dates. In addition, the Jones Employment Agreement provides that Mr. Jones will be granted the option to purchase his Rayovac-owned home for a nominal amount on April 30, 2003. In the event of a "sale" of Rayovac (as defined in the Jones Employment Agreement), Mr. Jones' right to receive the September 30, 2003 bonus and his right to acquire his Rayovac-owned home shall accelerate to the date of the "sale". Pursuant to the terms of a previous employment agreement, Mr. Jones purchased 227,895 shares of Common Stock at approximately $4.39 per share in connection with our 1996 recapitalization. One-half of the purchase price for those shares was paid in cash and one-half was paid with a promissory note from Mr. Jones. Mr. Jones will receive additional salary at an initial rate of $35,000 annually as long as the Jones Equity Note remains outstanding and additional salary at a rate of $18,500 annually.

        The Jones Employment Agreement further provides that, upon termination of Mr. Jones' employment due to death or disability, we will pay him or his estate his base salary for the next 24 months following termination and we will continue to pay him or his estate two times the pro rata portion of his annual bonus. In addition, we will continue to pay him his additional salary at an initial rate of $35,000 annually, as long as the Jones Equity Note is outstanding, and additional salary of $18,500 annually for the duration of the term of his agreement, and he shall be entitled to insurance and other specified benefits for the greater of 24 months or the remainder of the term. In the event Mr. Jones is terminated "without cause" (as defined in the Jones Employment Agreement), he shall continue to be paid his annual bonus for the greater of 24 months or the remainder of the term. Mr. Jones shall also be entitled to receive additional salary at an initial rate of $35,000 annually, as long as the Jones Equity Note is outstanding, and additional salary of $18,500 annually and insurance and other benefits for the greater of 24 months or the remainder of the term.

Compensation Committee Interlocks and Insider Participation

        From October 2001 to January 2002, the Compensation Committee of the Board of Directors was comprised of Scott A. Schoen, Thomas R. Shepherd and Warren C. Smith, Jr. From January 2002 until July 2002, the Compensation Committee of the Board of Directors was comprised of Scott A. Schoen, Thomas R. Shepherd and Scott L. Jaeckel. Thereafter, the Compensation Committee of the Board of Directors has been comprised of Thomas R. Shepherd and Philip F. Pellegrino. No member of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. No member of our Compensation Committee serves a member of the board of directors or compensation committee of any entity that has one of more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding the beneficial ownership of our Common Stock as of October 31, 2002 by:

  •
  each person who is known by us to beneficially own more than five percent of the outstanding shares of our Common Stock;

  •
  each of our directors and each named executive officer (as defined herein); and

  •
  all of our current directors and executive officers as a group.

        This information is based upon information received from or on behalf of the individuals named herein.

        Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as otherwise indicated, we believe that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 32,474,272 shares of Common Stock outstanding as of the close of business on October 31, 2002. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of October 31, 2002, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Rayovac Corporation, 601 Rayovac Drive, Madison, Wisconsin 53711.

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options(1)	Percent
Wellington Management Company, LLP(2) 75 State Street Boston, MA 02109	3,508,645		—	10.8
J.L. Kaplan Associates, LLC(3) 222 Berkley Street, Ste 2010 Boston, MA 02116	1,703,568		—	5.2
David A. Jones	183,217	(4)	576,243	2.3
Kent J. Hussey	144,476	(5)	224,911	1.1
Stephen P. Shanesy	61,553	(6)	132,592	*
Merrell M. Tomlin	61,115	(7)	122,763	*
Luis A. Cancio	62,501	(8)	130,875	*
William P. Carmichael	—		5,000	*
Thomas R. Shepherd	—		10,000	*
John S. Lupo	2,500		15,000	*
Philip F. Pellegrino	2,000		12,000	*
Barbara S. Thomas	—		5,000	*
All directors and executive officers of the Company as a group (14 persons)	729,602	(9)	1,569,623	6.7

*
Indicates less than 1% of the total number of outstanding shares of Common Stock.

(1)
Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of October 31, 2002.

(2)
Information is based on a Schedule 13G filed with the SEC on September 10, 2002. The Schedule 13G reports that as of August 31, 2002, Wellington Management Company, LLP, an investment advisor, has shared dispositive power with respect to 3,508,645 shares and shared voting power with respect to 2,441,045 shares. The shares are owned of record by clients of Wellington Management Company, LLP.

(3)
Information is based on a Schedule 13G filed with the SEC on February 8, 2002. The Schedule 13G reports that as of December 31, 2001, J.L. Kaplan Associates, LLC has sole voting power with respect to 1,249,425 shares and sole dispositive power with respect to 1,703,568 shares.

(4)
Includes 177,819 restricted shares of which restrictions have lapsed on 5,840 shares as of October 31, 2002 and 4,045 shares held in the Company's 401(k) plan.

(5)
Includes 110,631 restricted shares of which restrictions have lapsed on 8,175 shares as of October 31, 2002 and 902 shares held in the Company's 401(k) plan.

(6)
Represents restricted shares of which restrictions have lapsed on 5,158 shares as of October 31, 2002.

(7)
Represents restricted shares of which restrictions have lapsed on 4,866 shares as of October 31, 2002.

(8)
Includes 59,802 restricted shares of which restrictions have lapsed on 4,866 shares as of October 31, 2002 and 1,799 shares held in the Company 401(k) plan.

(9)
Includes 656,586 restricted shares of which restrictions have lapsed on 38,637 shares as of October 31, 2002 and 11,621 shares held in the Company's 401(k) plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with our recapitalization in 1996, we entered into a Management Agreement with Thomas H. Lee Company pursuant to which Thomas H. Lee Company provided consulting and management advisory services to us for an initial period of five years through September 12, 2001, with the term renewable on a year-to-year basis thereafter. The agreement was not renewed upon expiration in September 2002.

        In addition to the Jones Equity Note, we hold various promissory notes described below (together with the Jones Equity Note, the "Executive Notes") from each of the Named Executive Officers.

        Mr. Shanesy previously executed three five-year promissory notes dated March 17, 1997, August 1, 1997, and September 16, 1997, in connection with his purchase of shares of Common Stock and exercise of options to purchase shares of Common Stock for a total of $130,002. On May 1, 2002, Mr. Shanesy executed a promissory note replacing the three previous notes and in the amount of $130,002. Interest on this promissory note is to be adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. This promissory note is secured by a security interest in shares of our Common Stock (including vested options) owned by Mr. Shanesy.

        On July 20, 2000, the Board of Directors authorized additional loans to Messrs. Jones, Hussey, Shanesy, Tomlin and Cancio of up to the aggregate principal amounts of $1,950,000, $800,000, $200,000, $500,000 and $200,000, respectively. As of August 11, 2000, Messrs. Jones, Hussey, Shanesy, Tomlin and Cancio had each executed a promissory note and, as of September 30, 2002, had drawn aggregate principal amounts of $1,700,000, $750,000, $200,000, $200,000 and $200,000, respectively, under the authorized loan program. Interest on these promissory notes is to be adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. Each of these promissory notes is secured by a security interest in shares of our Common Stock (including vested options) owned by the respective borrower.

        The largest aggregate amount of indebtedness outstanding at any time during fiscal 2002 for each of the Named Executive Officers was as follows: Mr. Jones, $2,200,000; Mr. Hussey, $750,000; Mr. Shanesy, $330,002; Mr. Tomlin, $200,000; and Mr. Cancio, $200,000. The aggregate amount of indebtedness outstanding as of September 30, 2002, for each of the Named Executive Officers is as follows: Mr. Jones, $2,200,000; Mr. Hussey, $750,000; Mr. Shanesy, $330,002; Mr. Tomlin, $200,000; and Mr. Cancio, $200,000.

ITEM 14.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

        Changes in Internal Controls.    Since the evaluation date referred to above, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

  (b)
  Reports on Form 8-K: The Company has filed the following reports on Form 8-K during the fiscal year ended September 30, 2002: None.

RAYOVAC CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

The Board of Directors and Shareholders
Rayovac Corporation:

        We have audited the accompanying consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2001 and 2002, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and subsidiaries as of September 30, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP
                      KPMG LLP

Milwaukee, Wisconsin
November 1, 2002

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2001 and 2002

(In thousands, except per share amounts)

	2001	2002
Assets
Current assets:
Cash and cash equivalents	$11,358	$9,881
Receivables:
Trade accounts receivable, net of allowance for doubtful receivables of $2,139 and $3,293, respectively	160,943	128,927
Other	7,802	7,683
Inventories	91,311	84,275
Deferred income taxes	9,831	8,586
Prepaid expenses and other	21,843	19,970

Total current assets	303,088	259,322

Property, plant and equipment, net	107,257	102,586
Deferred charges and other	32,617	48,693
Intangible assets, net	119,074	119,425
Debt issuance costs	4,463	3,207

Total assets	$566,499	$533,233

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$24,436	$13,400
Accounts payable	81,990	76,155
Accrued liabilities:
Wages and benefits	7,178	8,910
Accrued interest	1,930	1,664
Other special charges	5,883	1,701
Other	23,124	16,954

Total current liabilities	144,541	118,784

Long-term debt, net of current maturities	233,541	188,471
Employee benefit obligations, net of current portion	19,648	24,009
Deferred income taxes	7,428	20,957
Other	3,756	6,219

Total liabilities	408,914	358,440

Shareholders' equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 61,579 and 61,594 shares, respectively; outstanding 32,043 and 32,058 shares, respectively	616	616
Additional paid-in capital	180,752	180,823
Retained earnings	119,984	149,221
Accumulated other comprehensive loss	(6,868)	(19,859)
Notes receivable from officers/shareholders	(3,665)	(4,205)

	290,819	306,596
Less treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less unearned restricted stock compensation	(3,164)	(1,733)

Total shareholders' equity	157,585	174,793

Total liabilities and shareholders' equity	$566,499	$533,233

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2000, 2001 and 2002

(In thousands, except per share amounts)

	2000	2001	2002
Net sales	$630,914	$616,172	$572,736
Cost of goods sold	371,470	361,173	334,147
Special charges	—	22,103	1,210

Gross profit	259,444	232,896	237,379
Operating expenses:
Selling	110,559	119,606	104,374
General and administrative	48,791	46,526	56,900
Research and development	10,763	12,191	13,084
Special charges	—	204	—

	170,113	178,527	174,358

Income from operations	89,331	54,369	63,021
Interest expense	30,626	27,189	16,048
Other expense, net	753	1,094	1,290

Income before income taxes and extraordinary item	57,952	26,086	45,683
Income tax expense	19,602	9,225	16,446

Income before extraordinary item	38,350	16,861	29,237
Extraordinary item, loss on early extinguishment of debt, net of income tax benefit of $3,260	—	(5,327)	—

Net income	$38,350	$11,534	$29,237

Basic net income per common share:
Income before extraordinary item	$1.39	$0.59	$0.92
Extraordinary item	—	(0.19)	—

Net income	$1.39	$0.40	$0.92

Weighted average shares of common stock outstanding	27,504	28,746	31,775

Diluted net income per common share:
Income before extraordinary item	$1.32	$0.57	$0.90
Extraordinary item	—	(0.18)	—

Net income	$1.32	$0.39	$0.90

Weighted average shares of common stock and equivalents outstanding	29,069	29,702	32,414

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended September 30, 2000, 2001 and 2002

(In thousands)

	2000	2001	2002
Net income	$38,350	$11,534	$29,237
Other comprehensive income:
Foreign currency translation adjustment	(1,964)	(1,141)	(7,875)
Cumulative effect of accounting change, net of tax effect of ($167)	—	(150)	—
Loss on derivative instruments and available for sale securities, net of tax effect of ($1,973) and ($689), respectively	—	(2,929)	(1,477)
Minimum pension liability adjustment, net of tax effect of $223, ($1,776), and ($1,959), respectively	415	(3,298)	(3,639)

Comprehensive income, net of tax	$36,801	$4,016	$16,246

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended September 30, 2000, 2001 and 2002
(In thousands)

					Accumulated Other Comprehensive Income (Loss)
						Unrecognized Loss on Derivative Instruments and Available for Sale Securities
	Common Stock				Foreign Currency Translation Adjustment		Minimum Pension Liability Adjustment		Notes Receivable from Officers/ Shareholders
			Additional Paid-In Capital	Retained Earnings						Treasury Stock	Unearned Compensation	Total Shareholders' Equity
	Shares	Amount						Total
Balances at September 30, 1999	27,490	$570	$103,577	$70,100	$2,666	$—	$(467)	$2,199	$(890)	$(129,096)	$—	$46,460
Net income	—	—	—	38,350	—	—	—	—	—	—	—	38,350
Treasury stock acquired	(51)	—	—	—	—	—	—	—	—	(886)	—	(886)
Exercise of stock options	131	1	620	—	—	—	—	—	—	—	—	621
Notes receivable from officers/shareholders	—	—	—	—	—	—	—	—	(2,300)	—	—	(2,300)
Adjustment of additional minimum pension liability	—	—	—	—	—	—	415	415	—	—	—	415
Translation adjustment	—	—	—	—	(1,964)	—	—	(1,964)	—	—	—	(1,964)

Balances at September 30, 2000	27,570	571	104,197	108,450	702	—	(52)	650	(3,190)	(129,982)	—	80,696
Net income	—	—	—	11,534	—	—	—	—	—	—	—	11,534
Sale of common stock	3,500	35	64,144	—	—	—	—	—	—	—	—	64,179
Issuance of restricted stock	277	3	4,743	—	—	—	—	—	—	—	(4,746)	—
Treasury stock acquired	(5)	—	—	—	—	—	—	—	—	(88)	—	(88)
Exercise of stock options	701	7	7,668	—	—	—	—	—	—	—	—	7,675
Notes receivable from officers/shareholders	—	—	—	—	—	—	—	—	(475)	—	—	(475)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	1,582	1,582
Adjustment of additional minimum pension liability	—	—	—	—	—	—	(3,298)	(3,298)	—	—	—	(3,298)
Translation adjustment	—	—	—	—	(1,141)	—	—	(1,141)	—	—	—	(1,141)
Cumulative effect of accounting change	—	—	—	—	—	(150)	—	(150)	—	—	—	(150)
Net loss on derivative instruments and available for sale securities	—	—	—	—	—	(2,929)	—	(2,929)	—	—	—	(2,929)

Balances at September 30, 2001	32,043	616	180,752	119,984	(439)	(3,079)	(3,350)	(6,868)	(3,665)	(130,070)	(3,164)	157,585
Net income	—	—	—	29,237	—	—	—	—	—	—	—	29,237
Forfeiture of restricted stock	(24)	—	(413)	—	—	—	—	—	—	—	413	—
Issuance of restricted stock	24	—	313	—	—	—	—	—	—	—	(313)	—
Exercise of stock options	15	—	171	—	—	—	—	—	—	—	—	171
Notes receivable from officers/shareholders	—	—	—	—	—	—	—	—	(540)	—	—	(540)
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—	1,331	1,331
Adjustment of additional minimum pension liability	—	—	—	—	—	—	(3,639)	(3,639)	—	—	—	(3,639)
Translation adjustment	—	—	—	—	(7,875)	—	—	(7,875)	—	—	—	(7,875)
Net loss on derivative instruments and available for sale securities	—	—	—	—	—	(1,477)	—	(1,477)	—	—	—	(1,477)

Balances at September 30, 2002	32,058	$616	$180,823	$149,221	$(8,314)	$(4,556)	$(6,989)	$(19,859)	$(4,205)	$(130,070)	$(1,733)	$174,793

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2000, 2001 and 2002

(In thousands)

	2000	2001	2002
Cash flows from operating activities:
Net income	$38,350	$11,534	$29,237
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item, loss on early retirement of debt	—	8,587	—
Amortization	6,309	5,608	1,894
Depreciation	16,024	17,667	18,828
Deferred income taxes	2,905	(3,751)	4,257
Non-cash restructuring charges	—	9,958	542
Stock option income tax benefit	625	4,348	37
Amortization of unearned restricted stock compensation	—	1,582	1,331
(Gain) loss on disposal of fixed assets	(1,297)	187	224
Changes in assets and liabilities:
Accounts receivable	(16,140)	(35,844)	26,272
Inventories	(20,344)	5,168	3,579
Prepaid expenses and other assets	(5,416)	(1,657)	(4,221)
Accounts payable and accrued liabilities	16,973	(10,223)	(11,310)
Accrued special charges	(5,147)	4,883	(3,844)

Net cash provided by operating activities	32,842	18,047	66,826

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,996)	(19,693)	(15,641)
Investments in available for sale securities	—	(797)	—
Proceeds from sale of property, plant and equipment	1,051	863	168
Proceeds from sale of investments	—	1,354	—

Net cash used by investing activities	(17,945)	(18,273)	(15,473)

Cash flows from financing activities:
Reduction of debt	(215,394)	(416,699)	(224,192)
Proceeds from debt financing	203,189	421,914	169,100
Debt issuance costs	—	—	(387)
Loans to officers/shareholders	(2,300)	(475)	(540)
Issuance of stock	—	64,179	—
Acquisition of treasury stock	(886)	(88)	—
Exercise of stock options	621	3,327	134
Extinguishment of debt	—	(69,652)	(239)
Payments on capital lease obligation	(1,233)	(837)	(590)

Net cash (used) provided by financing activities	(16,003)	1,669	(56,714)

Effect of exchange rate changes on cash and cash equivalents	(202)	158	3,884

Net (decrease) increase in cash and cash equivalents	(1,308)	1,601	(1,477)
Cash and cash equivalents, beginning of period	11,065	9,757	11,358

Cash and cash equivalents, end of period	$9,757	$11,358	$9,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,691	$28,938	$14,671
Cash paid for income taxes	14,318	8,166	11,373

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

(2) Significant Accounting Policies and Practices

  (a)  Principles of Consolidation and Fiscal Year End

  The consolidated financial statements include the financial statements of Rayovac Corporation and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 2000, 2001 and 2002 refer to the fiscal years ended September 30, 2000, 2001 and 2002.

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

  (e)  Concentrations of Credit Risk, Major Customers and Employees

  Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors its customer's credit and financial conditions based on changing economic conditions and will make adjustments to credit policies as required. The Company has historically incurred minimal credit losses, but in 2002 experienced a significant loss resulting from the bankruptcy filing of a large retailer in the United States.

    The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 20% and 23%, respectively, of receivables as of September 30, 2001 and September 30, 2002.

    Approximately 25% of the Company's sales occur outside of North America, and these sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectablilty based on an assessment of the risks present. The Argentine Peso and Venezuelan Bolivars devaluation did not have a significant impact on the Company's estimate of collectability.

    The Company has one customer that represented over 10% of its net sales. The Company derived 22%, 27% and 26% of its net sales from this customer during 2000, 2001 and 2002, respectively.

    Approximately 45% of the total labor force is covered by collective bargaining agreements. The Company believes its relationship with its employees is good and there have been no work stoppages involving Company employees since 1981 in North America and since 1991 in the United Kingdom.

    The Company has entered into collective bargaining agreements with expiration dates as follows:

Location	Expiration Date
Mexico City, Mexico	February 2003
Madison, WI	August 2003
Washington, UK Production	December 2003
Guatemala City, Guatemala	March 2004
Fennimore, WI	March 2005
Portage, WI	June 2006

    Bargaining agreements that expire in 2003 represent approximately 14% of the total labor force.

    The Mexico City, Mexico manufacturing facility was closed during the first quarter of fiscal 2003. Additionally, it was announced on October 10, 2002, that the Madison, Wisconsin facility would be closed during fiscal 2003, prior to its bargaining agreement's expiration. (see Subsequent Events footnote 18).

  (f)    Displays and Fixtures

  The costs of temporary displays are capitalized as a prepaid asset and charged to expense when shipped to a customer location. Permanent fixtures are capitalized as deferred charges and amortized over an estimated useful life of one to two years.

  (g)  Inventories

  Inventories are stated at lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method for approximately 83% and 78% of the inventories at September 30,

  2001 and 2002, respectively. Costs for other inventories have been determined primarily using the average cost method.

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

  (i)    Intangible Assets

  Intangible assets are recorded at cost. Non-compete agreements and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of 5 to 17 years. Excess cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

    The Company assesses the recoverability of its intangible assets with finite useful lives by determining whether the amortization of the remaining balance over its remaining life can be recovered through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized carrying value of intangible assets with finite useful lives will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections used by the Company are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. (See also Adoption of New Accounting Pronouncements footnote 2(v), and Intangible Assets footnote 5).

  (j)    Debt Issuance Costs

  Debt issuance costs are capitalized and amortized to interest expense over the lives of the related debt agreements.

  (k)  Accounts Payable

  Included in accounts payable at September 30, 2001 and 2002, is approximately $16,464 and $6,247, respectively, of book overdrafts on disbursement accounts which were replenished when checks were presented for payment.

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

  (m)  Foreign Currency Translation

  Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. Currency devaluations in Argentina and Venezuela, along with the weakening currency in Mexico, had significant impacts on these balances in 2002. The changes in accumulated foreign currency translation (gains) losses for 2001 and 2002, respectively, in these countries were: Argentina, ($1) and $2,616; Venezuela, ($32) and $3,411; and Mexico, $220 and $955.

    Exchange losses on foreign currency transactions aggregating $1,334, $2,091 and $2,412 for 2000, 2001 and 2002, respectively, are included in other expense, net, in the Consolidated Statements of Operations.

  (n)  Shipping and Handling Costs

  The Company incurred shipping and handling costs of $26,086, $28,710 and $24,081 in 2000, 2001 and 2002, respectively, which are included in selling expense.

  (o)  Advertising Costs

  The Company incurred expenses for advertising of $22,554, $19,367 and $10,317 in 2000, 2001 and 2002, respectively. The Company expenses advertising production costs the first time the advertising takes place.

  (p)  Research and Development Costs

  Research and development costs are charged to expense in the year they are incurred.

  (q)  Net Income Per Common Share

  Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income per common share does not consider common stock equivalents. Diluted net income per common share reflects the dilution that would occur if convertible debt securities and employee stock options were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the entity. The computation of diluted net income per common share uses the "if converted" and "treasury stock" methods to reflect dilution. The difference between the basic and diluted number of shares is due to assumed conversion of employee stock options where the exercise price is less than the market price of the underlying stock.

    Net income per common share is calculated based upon the following shares:

	2000	2001	2002
Basic	27,504	28,746	31,775
Effect of restricted stock and assumed conversion of stock options	1,565	956	639

Diluted	29,069	29,702	32,414

    In 2000, 2001, and 2002, respectively, approximately 841, 1,031, and 2,998 stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

  (r)  Derivative Financial Instruments

  Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

    The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded as a hedge asset or liability, as applicable, with changes in fair value recorded in Other Comprehensive Income ("OCI"). The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2002, $5,133 of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At September 30, 2002, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 6.403% for a notional principal amount of $70,000 through October 2002, 4.458% for a notional principal amount of $70,000 from October 2002 through July 2004 and 3.769% for a notional principal amount of $100,000 through August 2004. The derivative net losses on these contracts recorded in OCI at September 30, 2002 was an after-tax loss of $3,998.

    The Company enters into forward and swap foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded as a hedge asset or liability, as applicable, with changes in fair value recorded in OCI. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During 2002, $17 of pretax derivative losses were recorded as an adjustment to earnings for cash flow hedges related to an asset or liability. During 2002, $61 of pretax derivative gains were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At September 30, 2002, the Company had a series of swap contracts outstanding with a contract value of $247. The derivative net loss on these contracts at September 30, 2002 was immaterial.

    The Company periodically enters into forward foreign exchange contracts to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded as a hedge asset or liability, as applicable, with changes in fair value recorded in earnings on a pretax basis. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from the carrying value of the purchased asset. The Company previously entered into a series of forward contracts through October 2001 to hedge the exposure from a firm commitment to purchase certain battery manufacturing equipment denominated in Japanese Yen. During 2002, $63 of pretax derivative gains were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment and $63 of pretax losses were recorded as an adjustment to earnings for changes in fair value of this firm purchase commitment. During 2002, $78 of pretax derivative losses were recorded as an adjustment to earnings for fair value hedges of this firm purchase commitment that were settled at maturity and $78 of pretax gains were recorded as an adjustment to earnings for payments made against this firm purchase commitment. No forward exchange contracts were held by the Company at September 30, 2002.

    The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. During 2002, $2,645 of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At September 30, 2002, the Company had a series of swap contracts outstanding through August 2003 with a contract value of $6,350. The derivative net losses on these contracts recorded in OCI at September 30, 2002 was an after-tax loss of $328.

  (s)  Fair Value of Financial Instruments

  The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted market prices.

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

  (v)  Adoption of New Accounting Pronouncements

  Effective October 1, 2000, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the change in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in Other Comprehensive Income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    The adoption of Statement No. 133 resulted in a pretax reduction to OCI of $317 ($150 after tax) in 2001. The reduction of OCI was primarily attributable to losses of approximately $500 for foreign exchange forward cash flow hedges partially offset by gains of approximately $200 on interest rate swap cash flow hedges. (See also footnote 2(r)).

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

    The adoption resulted in the following reclassifications in the Company's results of operations in 2000, 2001 and 2002. Net sales were reduced by $62,452, $59,319 and $52,577, respectively; cost of sales were increased by $11,200, $12,880 and $15,480, respectively; and selling expenses were reduced by $73,652, $72,199 and $68,057, respectively.

    Concurrent with the adoption of EITF 00-25, the Company reclassified certain accrued trade incentives as a contra receivable versus the Company's previous presentation as a component of accounts payable. Historically, customers offset earned trade incentives when making payments on account. Therefore, the Company believes the reclassification of these accrued trade incentives as a contra receivable better reflects the underlying economics of the Company's net receivable due from trade customers. The reclassification resulted in a reduction in accounts receivable and accounts payable in our Consolidated Balance Sheets of $21,383 and $21,277 at September 30, 2001 and September 30, 2002, respectively.

    Effective July 1, 2001, the Company adopted Statement No. 141, Business Combinations, and effective October 1, 2001, Statement No. 142, Goodwill and Other Intangible Assets.

    Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed on or after July 1, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Upon the transition to Statement No. 142, no goodwill was deemed to be impaired. (See also footnote 2(i)).

    The table below presents net income and earnings per share information as if Statement No. 142 had been adopted at the beginning of periods presented:

	2000	2001	2002
Reported net income	$38,350	$11,534	$29,237
Add back: Goodwill amortization, net of tax of $0	1,241	1,050	—
Add back: Trade name amortization, net of tax of $855	1,395	1,395	—

Adjusted net income	$40,986	$13,979	$29,237

Basic Earnings Per Share:
Reported net income	$1.39	$0.40	$0.92
Goodwill amortization	0.05	0.04	—
Trade name amortization	0.05	0.05	—

Adjusted net income	$1.49	$0.49	$0.92

Diluted Earnings Per Share:
Reported net income	$1.32	$0.39	$0.90
Goodwill amortization	0.04	0.03	—
Trade name amortization	0.05	0.05	—

Adjusted net income	$1.41	$0.47	$0.90

  (w)  Impact of Recently Issued Accounting Standards

  In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt this statement no later than its fiscal year beginning October 1, 2002. Management believes that the impact of adoption on the consolidated financial statements will be immaterial.

    In October 2001, the FASB Issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt this statement no later than its fiscal year beginning October 1, 2002. Management believes that the impact of adoption on the consolidated financial statements will be immaterial.

    In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, Reporting the

    Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company is required to adopt this statement no later than its fiscal year beginning October 1, 2002. Upon adoption, the 2001 loss on early extinguishment of debt will be reclassified to other expense.

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

(3) Inventories

        Inventories consist of the following:

	September 30,
	2001	2002
Raw materials	$24,271	$19,893
Work-in-process	14,015	19,004
Finished goods	53,025	45,378

	$91,311	$84,275

(4) Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	September 30,
	2001	2002
Land, buildings and improvements	$34,350	$34,559
Machinery, equipment and other	175,724	184,087
Construction in process	11,271	10,303

	221,345	228,949
Less accumulated depreciation	114,088	126,363

	$107,257	$102,586

        Machinery, equipment and other includes capitalized leases, net of amortization, totaling $1,242 and $615 at September 30, 2001 and 2002, respectively.

(5) Intangible Assets

        Intangible assets consist of the following:

	2001			2002
	Gross Carrying Amount	Accumulated Amortization	Net Intangible	Gross Carrying Amount	Accumulated Amortization	Net Intangible
Amortized Intangible Assets
Non-compete agreement	$700	$490	$210	$700	$630	$70
Proprietary technology	525	275	250	525	308	217

	$1,225	$765	$460	$1,225	$938	$287

Pension Intangibles
Under-funded pension	$3,081	$—	$3,081	$3,446	$—	$3,446

Unamortized Intangible Assets
Trade name	$90,000	$4,875	$85,125	$90,000	$4,875	$85,125

	North America	Latin America	Europe/ROW	Total
Goodwill
Balance as of September 30, 2001, net	$1,035	$26,884	$2,489	$30,408
Effect of translation	—	—	159	159

Balance as of September 30, 2002, net	$1,035	$26,884	$2,648	$30,567

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

        Pursuant to Statement No. 142, the Company ceased amortizing goodwill on October 1, 2001. Upon initial application of Statement No. 142, the Company reassessed the useful lives of its intangible assets and deemed only the trade name asset to have an indefinite useful life because it is expected to generate cash flows indefinitely. Based on this, the Company ceased amortizing the trade name on October 1, 2001.

        The amortization expense for 2000, 2001, and 2002 are as follows:

	2000	2001	2002
Amortization Expense
Goodwill amortization	$1,241	$1,050	$—
Trade name amortization	2,250	2,250	—
Non-compete and proprietary technology	429	173	173

	$3,920	$3,473	$173

(6) Debt

        Debt consists of the following:

	September 30,
	2001	2002
Revolving credit facility	$213,200	$174,500
Term loan facility	34,365	23,061
Series B Senior Subordinated Notes, due November 1, 2006, with interest at 10 1/4% payable semi-annually	239	—
Capitalized lease obligations	1,098	500
Notes and obligations, weighted-average interest rate of 3.77% at September 30, 2002	9,075	3,810

	257,977	201,871
Less current maturities	24,436	13,400

Long-term debt	$233,541	$188,471

        In 1999, the Company entered into an Amended and Restated Credit Agreement ("Second Restated Agreement"). The Second Restated Agreement provided for senior bank facilities, including term and revolving credit facilities in an aggregate amount of $325,000. Interest on borrowings was computed, at the Company's option, based on the base rate, as defined ("Base Rate"), or the Interbank Offering Rate ("IBOR"). Indebtedness under these amended facilities was secured by substantially all of the assets of the Company and was guaranteed by certain of our subsidiaries. The Company recorded fees paid as a result of the amendments as a debt issuance cost which was being amortized over the remaining life of the Second Restated Agreement.

        The term facility included in the Second Restated Agreement initially totaled $75,000. The facility provided for quarterly amortization totaling $10,000 in 2000, $15,000 in 2001, 2002 and 2003, and $20,000 in 2004. The term facility also provided for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA less certain operating expenditures including scheduled principal payments of long-term debt). The quarterly amortization is reduced prorata for the effect of prepayments made as a result of Excess Cash Flow.

        The Second Restated Agreement was subsequently amended over time primarily to permit increased levels of: letters of credit, capital spending, loans to employees and investments by a domestic subsidiary in a foreign subsidiary; and amend the definition of EBITDA to exclude certain non-recurring charges including a bad debt reserve for the Kmart bankruptcy.

        Interest on these borrowings was at the Base Rate plus a margin (0.00% to 0.75%) per annum (5.00% at September 30, 2002) or IBOR plus a margin (0.75% to 1.75%) per annum. The Company was required to pay a commitment fee (0.25% to 0.50%) per annum (0.375% at September 30, 2002) on the average daily-unused portion of the revolving facility. The Company had outstanding letters of credit of approximately $5,750 at September 30, 2002. A fee (0.75% to 1.75%) per annum (1.25% at September 30, 2002) was payable on the outstanding letters of credit. The Company also incured a fixed fee of 0.25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. The facilities' margin, revolving commitment fee and fees on outstanding letters of credit could be adjusted if the Company's leverage ratio, as defined, increased or decreased.

        The Second Restated Agreement contained financial covenants with respect to borrowings which included maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Agreement, the limits imposed by such ratios became more restrictive over time. In addition, the Second Restated Agreement restricted the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets.

        The Series B Senior Subordinated Notes ("Notes"), initially scheduled to mature on November 1, 2006, were redeemed in connection with the Company's initial public offering of common stock, and a subsequent primary offering, with the final residual amount redeemed in November 2001.

        The Company entered into no new capital leases in 2002. Aggregate capitalized lease obligations are payable in installments of $340 in 2003 and $160 in 2004.

        In connection with the acquisition of the consumer battery business of VARTA AG on October 1, 2002, the Company entered into an Amended and Restated Credit Agreement ("Third Restated Agreement") which replaced the Second Restated Agreement discussed above. The Third Restated Agreement provides for senior bank facilities, including term and revolving credit facilities in an initial aggregate amount (assuming an exchange rate of the Euro to the Dollar of 1 to 1) of approximately $625,000. The Third Restated Agreement includes a $100,000 seven-year revolving credit facility, a EUR 50,000 seven-year revolving facility, a $300,000 seven-year amortizing term loan, a EUR 125,000 seven-year amortizing term loan and a EUR 50,000 six-year amortizing term loan. The U.S. Dollar revolving credit facility may be increased, at the Company's option, by up to $50,000.

        The interest on Dollar-denominated borrowings is computed, at the Company's option, based on the base rate, as defined ("Base Rate"), or the London Interbank Offered Rate ("LIBOR") for Dollar-denominated deposits. The interest on Euro-denominated borrowings is computed on LIBOR for Euro-denominated deposits. The fees associated with these facilities will be capitalized and amortized over the term of the facilities. Unamortized fees associated with the replaced facilities above will be written off as a charge to earnings in the quarter ending December 29, 2002. Indebtedness under these amended facilities is secured by substantially all of the assets of the Company, is guaranteed by certain of our subsidiaries and the Euro-denominated revolving facility is subject to a borrowing base ("Borrowing Base") of certain European assets.

        The term facilities provide for quarterly amortization totaling (assuming an exchange rate of the Euro to the Dollar of 1 to 1) of approximately $9,250 in 2003 and 2004, $14,250 in 2005, 2006, and 2007, $61,250 in 2008 and $352,500 in 2009. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA, as defined, less certain operating expenditures including scheduled principal payments of long-term debt). The quarterly amortization is reduced prorata for the effect of prepayments made as a result of Excess Cash Flow.

        Interest on Dollar-denominated revolving borrowings is, at the Company's option, at the Base Rate plus a margin (1.25% to 2.50%) per annum or Dollar-denominated LIBOR plus a margin (2.25% to 3.50%) per annum. Interest on Euro-denominated revolving borrowings and the Euro-denominated six-year term loan is Euro-denominated LIBOR plus a margin (2.25% to 3.50%) per annum (6.58% at October 1, 2002). Interest on the Dollar-denominated seven-year term loan is, at the Company's option, at the Base Rate plus a fixed 2.75% margin per annum or Dollar-denominated LIBOR plus a fixed 3.75% margin per annum (5.57% at October 1, 2002). Interest on the Euro-denominated seven-year term loan is Euro-denominated LIBOR plus a fixed 3.75% margin per annum (7.08% at October 1, 2002). The Company is required to pay a commitment fee of 0.50% per annum on the average daily-unused portion of the revolving facilities. A fee (2.25% to 3.50%) per annum (3.25% at October 1, 2002) is payable on the outstanding letters of credit. The Company also incurs a fee of 0.25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. The margin on the revolving facilities, six-year amortizing term loan and fees on outstanding letters of credit may be adjusted if the Company's leverage ratio, as defined, increases or decreases.

        The Third Restated Agreement contains financial covenants with respect to borrowings which include maintaining minimum interest and fixed charge and maximum leverage ratios. In accordance with the Agreement, the limits imposed by such ratios become more restrictive over time. In addition, the Third Restated Agreement restricts the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets.

        The aggregate scheduled maturities of debt as of October 1, 2002 are as follows: (1)

2003	$13,400
2004	9,411
2005	14,250
2006	14,250
2007	14,250
Thereafter	413,750

$479,311

(1)
Reflects debt structure resulting from the acquisition of the consumer battery business of VARTA AG. Amounts do not include debt held by the purchased entities at October 1, 2002.

(7) Shareholders' Equity

        On October 1, 2000, the Company granted approximately 277 shares of restricted stock to certain members of management. The total market value of the restricted shares on date of grant was approximately $4,746 and has been recorded as unearned compensation as a separate component of shareholders' equity. During 2002, the Company recognized the forfeiture of approximately 24 restricted shares of stock. The total market value on the date of grant for the forfeited shares was approximately $413 and has been recorded as an adjustment to unearned compensation. Approximately 186 of these shares will vest on September 30, 2003 provided the recipient is still employed by the Company. The remainder vests one third each year from the date of grant. Unearned compensation is being amortized to expense over the three-year vesting period.

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

        On August 16, 2002, the Company granted approximately 24 shares of restricted stock to a certain member of management. These shares will vest on September 30, 2003 provided the recipient is still employed with the Company. The total market value of the restricted shares on the date of grant was approximately $313 and has been recorded as unearned compensation as a separate component of shareholders' equity. Unearned compensation is being amortized over a 13 month vesting period.

(8) Stock Option Plans

        In 1996, the Company's Board of Directors ("Board") approved the Rayovac Corporation 1996 Stock Option Plan ("1996 Plan"). Under the 1996 Plan, stock options to acquire up to 2,318 shares of Common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the Common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 2002, there were options with respect to 1,237 shares of Common stock outstanding under the 1996 Plan.

        In 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights ("SARs"), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the Incentive Plan. Up to 5,000 shares of Common stock may be issued under the Incentive Plan. The Incentive Plan expires in August 2007. As of September 30, 2002, there were options with respect to 2,868 shares of Common stock outstanding under the Incentive Plan.

        A summary of the status of the Company's plans is as follows:

	2000		2001		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	2,832	$9.14	3,276	$12.15	3,266	$14.12
Granted	729	21.62	857	14.83	1,057	14.37
Exercised	(132)	4.71	(701)	4.75	(15)	8.81
Forfeited	(153)	8.39	(166)	18.43	(203)	11.30

Outstanding, end of period	3,276	$12.15	3,266	$14.12	4,105	$14.01

Options exercisable, end of period	1,325	$7.67	1,304	$11.81	1,884	$11.39

        The Company also granted approximately 277 and 24 shares of restricted stock during 2001 and 2002, respectively, under the Incentive Plan. The restrictions lapse over the three-year period ending September 30, 2003. As of September 30, 2002, the restrictions had lapsed on 44 of these shares and the Company recognized the forfeiture of 24 of these shares.

        The following table summarizes information about options outstanding and outstanding and exercisable as of September 30, 2002:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	1,009	4 years	$4.39	1,009	$4.39
$13.00 – $20.938	2,246	8.1	15.24	443	16.78
$21.25 – $29.50	850	6.7	22.19	432	22.22

        The Company has adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation, and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. Accordingly, the Company recognized $1,582 and $1,331, respectively, of compensation cost, before tax, related to restricted stock in 2001 and 2002, respectively, and no compensation cost, before tax, related to options for the stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with an alternative method prescribed by Statement No. 123, net income per common share would have been reduced to the pro forma amounts indicated below:

	2000	2001	2002
Net income reported	$38,350	$11,534	$29,237
Pro forma net income	$35,887	$7,932	$25,271
Pro forma basic net income per common share	$1.30	$0.28	$0.80
Pro forma diluted net income per common share	$1.23	$0.27	$0.78

        The fair value of the Company's stock options used to compute pro forma net income and basic and diluted net income per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2000	2001	2002
Assumptions used:
Volatility	28.6%	34.7%	37.6%
Risk-free interest rate	6.17%	4.48%	3.40%
Expected life	8 years	8 years	8 years
Dividend yield	—	—	—
Weighted-average grant-date fair value of options granted during period	$10.49	$7.27	$6.89

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

(9) Income Taxes

        Pretax income (income before income taxes and extraordinary item) and income tax expense consist of the following:

	2000	2001	2002
Pretax income (loss):
United States	$30,383	$13,660	$47,288
Outside the United States	27,569	12,426	(1,605)

Total pretax income	$57,952	$26,086	$45,683

Income tax expense (benefit):
Current:
Federal	$7,850	$6,617	$10,484
Foreign	8,142	6,217	895
State	705	142	204

Total current	16,697	12,976	11,583

Deferred:
Federal	2,032	(1,977)	6,666
Foreign	731	(1,638)	(2,374)
State	142	(136)	571

Total deferred	2,905	(3,751)	4,863

	$19,602	$9,225	$16,446

        In 2001, a tax benefit of $3,260 was recorded in conjunction with the loss on the early extinguishment of debt.

        The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:

	2000	2001	2002
Statutory Federal income tax rate	35.0%	35.0%	35.0%
Foreign Sales Corporation/Extraterritorial Income Exclusion benefit	(0.6)	(1.4)	(0.6)
Effect of foreign items and rate differentials	(0.9)	0.8	(0.1)
State income taxes and other	1.0	1.3	1.5
Adjustment of prior year taxes	(1.3)	(1.4)	0.2
Other	0.6	1.1	0.0

	33.8%	35.4%	36.0%

        The tax effects of temporary differences which give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2001	2002
Current deferred tax assets:
Employee benefits	$—	$970
Restructuring and asset impairments	3,151	212
Inventories and receivables	3,019	2,105
Marketing and promotional accruals	2,113	351
Tax loss carry forwards	2,348	1,861
Currency hedges	1,731	1,370
Other	1,856	1,717

Total current deferred tax assets	14,218	8,586

Current deferred tax liabilities:
Inventories	(2,494)	—
Other	(1,389)	—

Total current deferred tax liabilities	(3,883)	—

Net current deferred tax assets	$10,335	$8,586

Noncurrent deferred tax assets:
Employee benefits	$3,462	$5,103
Operating loss and credit carry forwards	1,328	4,163
Property, plant and equipment	477	147
Other	3,626	2,930

Total noncurrent deferred tax assets	8,893	12,343

Noncurrent deferred tax liabilities:
Property, plant, and equipment	(12,178)	(12,954)
Intangibles	(2,240)	(4,488)
Employee benefits	—	(2,200)
Other	(903)	(1,315)

Total noncurrent deferred tax liabilities	(15,321)	(20,957)

Net noncurrent deferred tax liabilities	$(6,428)	$(8,614)

        At September 30, 2002, net noncurrent deferred tax assets of $12,343 are included in Deferred charges and other in the Consolidated Balance Sheets. At September 30, 2001, net noncurrent deferred tax assets of $1,505 are included in Deferred charges and other and net current deferred tax liabilities of $1 are included in Other accrued liabilities in the Consolidated Balance Sheets.

        The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

        Provision has not been made for United States income taxes on a portion of the undistributed earnings of the Company's foreign subsidiaries (approximately $33,366 and $30,881 at September 30, 2001 and 2002, respectively), either because any taxes on dividends would be offset substantially by foreign tax credits or because the Company intends to reinvest those earnings. Such earnings would become taxable upon the sale or liquidation of these foreign subsidiaries or upon remittance of dividends. It is not practicable to estimate the amount of the deferred tax liability on such earnings.

(10) Leases

        Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2003	$6,271
2004	5,014
2005	4,794
2006	3,959
2007	3,633
Thereafter	14,248

$37,919

        The leases on the properties require annual lease payments of $2,788 subject to annual inflationary increases. All of the leases expire during the years 2003 through 2014.

        Total rental expenses were $6,924, $7,137 and $7,341 for 2000, 2001 and 2002, respectively.

        During 2002, the Company entered into a long-term lease for a facility being built in Dixon, Illinois (see Subsequent Events footnote 18). The Company anticipates that construction will be completed and the lease payments will be fixed for this facility during the second fiscal quarter of 2003. As amounts are not fixed, minimum rental commitments for this lease are not included above.

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

        The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund these agreements. Under the other agreements, the Company has agreed to pay such deferral amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death. The Company established a rabbi trust to fund these agreements.

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

	Pension Benefits		Other Benefits
	2001	2002	2001	2002
Change in benefit obligation
Benefit obligation at beginning of year	$17,731	$20,619	$2,925	$2,677
Service cost	616	693	343	299
Interest cost	1,415	1,512	213	188
Amendments	371	677	—	(20)
Actuarial loss (gain)	1,180	1,132	(701)	(41)
Benefits paid	(694)	(879)	(103)	(27)

Benefit obligation at end of year	$20,619	$23,754	$2,677	$3,076

Change in plan assets
Fair value of plan assets at beginning of year	$11,258	$12,316	$—	$—
Actual return on plan assets	(1,252)	(1,279)	—	—
Employer contribution	3,114	1,414	103	27
Benefits paid	(694)	(879)	(103)	(27)
Plan expenses paid	(110)	(78)	—	—

Fair value of plan assets at end of year	$12,316	$11,494	$—	$—

Funded status	$(8,303)	$(12,260)	$(2,677)	$(3,076)
Unrecognized net transition obligation	213	168	343	309
Unrecognized prior service cost	2,917	3,278	—	—
Unrecognized net actuarial loss (gain)	3,297	6,985	(121)	(161)
Adjustment for minimum liability	(6,431)	(10,435)	—	—

Accrued benefit cost	$(8,307)	$(12,264)	$(2,455)	$(2,928)

Weighted-average assumptions:
Discount rate	7.5%	7.0%	7.5%	7.25%
Expected return on plan assets	8.5%	8.5%	N.A.	N.A.
	Pension Benefits			Other Benefits
	2000	2001	2002	2000	2001	2002
Components of net periodic benefit cost
Service cost	$506	$616	$693	$335	$343	$299
Interest cost	1,239	1,415	1,512	209	213	188
Actual return on assets	(604)	1,252	1,279	—	—	—
Amortization of prior service cost	234	311	315	—	—	—
Recognized net actuarial (gain) loss	(272)	(2,368)	(2,433)	96	61	32

Net periodic benefit cost	$1,103	$1,226	$1,366	$640	$617	$519

        Pension plan assets and obligations are measured at June 30 each year. The contributions to the pension plans between July 1 and September 30 were $495 and $2,814 in 2001 and 2002, respectively.

        The Company has recorded an additional minimum pension liability of $6,431 and $10,435 at September 30, 2001 and 2002, respectively, to recognize the under funded position of its benefit plans.

An intangible asset of $3,081 and $3,446 at September 30, 2001 and 2002, respectively, equal to the unrecognized prior service cost of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost of $3,350 and $6,989 at September 30, 2001 and 2002, respectively, has been recorded as a component of accumulated other comprehensive income, net of tax.

        The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants' compensation based on age, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for 2000, 2001 and 2002 were $2,171, $2,147, and $1,804, respectively.

        For measurement purposes, annual rates of increase of 8.0% in the per capita costs of covered health care benefits were assumed for 2000, 2001 and 2002, respectively, gradually decreasing to 5.5%. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2002 by $181 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2002 by $51. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2002 by $166 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2002 by $46.

(12) Segment Information

        The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America, and the Caribbean; Europe/Rest of World ("Europe/ROW") includes the United Kingdom, continental Europe and all other countries in which the Company does business.

        The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, and other specialty batteries and lighting products throughout the world. These product lines are sold in all geographic areas. Latin America revenues have historically been derived primarily from zinc carbon and alkaline batteries.

        Net sales and cost of sales to other segments have been eliminated. The gross contribution of inter segment sales is included in the segment selling the product to the external customer. Segment revenues are based upon the geographic area in which the product is sold.

        The reportable segment profits do not include interest expense, interest income, and income tax expense. Also, not included in the reportable segments are corporate expenses including corporate purchasing expense, general and administrative expense and research and development expense. All depreciation and amortization included in income from operations is related to reportable segments. Costs are identified to reportable segments or corporate, according to the function of each cost center.

        The reportable segment assets do not include cash, deferred tax benefits, investments, long-term intercompany receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

        Wal-Mart Stores, Inc., the Company's largest mass merchandiser customer, represented 22%, 27% and 26% of its net sales during 2000, 2001 and 2002, respectively, primarily in North America.

Revenues from external customers

	2000	2001	2002
North America	$468,150	$448,788	$435,600
Latin America	112,150	118,665	84,677
Europe/ROW	50,614	48,719	52,459

Total segments	$630,914	$616,172	$572,736

Inter segment revenues

	2000	2001	2002
North America	$23,563	$30,634	$34,069
Latin America	1,293	9,518	5,556
Europe/ROW	1,058	2,593	2,504

Total segments	$25,914	$42,745	$42,129

Depreciation and amortization

	2000	2001	2002
North America	$13,266	$14,253	$15,401
Latin America	5,253	5,393	2,879
Europe/ROW	1,504	1,573	715

Total segments	$20,023	$21,219	$18,995

Segment profit

	2000	2001	2002
North America	$95,351	$80,774	$85,490
Latin America	20,273	16,913	5,330
Europe/ROW	6,085	4,061	5,087

Total segments	121,709	101,748	95,907
Corporate expenses	32,378	25,072	31,676
Special charges	—	22,307	1,210
Interest expense	30,626	27,189	16,048
Other expense, net	753	1,094	1,290

Income before income taxes and extraordinary items	$57,952	$26,086	$45,683

Segment assets

	September 30,
	2000	2001	2002
North America	$274,798	$289,215	$256,446
Latin America	199,865	205,918	191,002
Europe/ROW	31,233	30,010	31,356

Total segments	505,896	525,143	478,804
Corporate	43,708	41,356	54,429

Total assets at year end	$549,604	$566,499	$533,233

Expenditures for segment assets

	2000	2001	2002
North America	$14,668	$17,521	$13,158
Latin America	3,448	1,761	1,514
Europe/ROW	880	411	969

Total segments	$18,996	$19,693	$15,641

Product Line Revenues

	2000	2001	2002
Alkaline	$280,700	$302,900	$295,700
Heavy Duty	142,300	139,100	96,500
Rechargeables	29,700	29,800	31,800
Hearing Aid batteries	60,800	65,300	67,600
Specialty batteries	41,400	17,800	15,300
Lighting products and Lantern batteries	76,000	61,300	65,800

Total revenues from external customers	$630,900	$616,200	$572,700

(13) Commitments and Contingencies

        In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, the Company committed to pay royalties of $2,000 in 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (until 2022). The Company incurred royalty expenses of $2,250 for 2000, $3,000 for 2001, and $3,000 for 2002.

        The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. In addition, the Company, together with other parties, has been designated a potentially responsible party of various third-party sites on the United States EPA National Priorities List (Superfund). The Company provides for the estimated costs of investigation and remediation of these sites when such losses are probable and the amounts can be reasonably estimated. The actual cost incurred may vary from these estimates due to the inherent uncertainties involved. The Company believes that any additional liability in excess of the amounts provided of $1,640, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

        The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes the suit filed against the Company by Eveready Battery Company and shareholder lawsuits. In the opinion of management, such contingent liabilities are not likely to have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

(14) Related Party Transactions

        The Company and Thomas H. Lee Company (THL Co.) were parties to a Management Agreement pursuant to which the Company engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. The agreement was renewed for another year through 2002. The agreement was not renewed upon expiration in September 2002. The Company paid THL Co. aggregate fees and expenses of $458, $473 and $364 for 2000, 2001 and 2002, respectively.

        The Company has notes receivable from officers/shareholders in the amount of $3,665 and $4,205 at September 30, 2001 and 2002, respectively, generally payable in fiscal 2003 through fiscal 2005, which bear interest at 4.6% to 8.0%. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders' equity.

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

1999 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$2,500	$3,400	$5,900
Cash expenditures	(200)	—	(200)

Balance September 30, 1999	$2,300	$3,400	$5,700
Change in estimate	—	100	100
Cash expenditures	(2,200)	—	(2,200)
Non cash charges	—	(3,300)	(3,300)

Balance September 30, 2000	$100	$200	$300
Cash expenditures	(100)	—	(100)
Non cash charges	—	(200)	(200)

Balance September 30, 2001	$—	$—	$—

        During 2001, the Company recorded special charges related to: (i) an organizational restructuring in the U.S., (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with our June 2001 secondary offering. The amount recorded includes $9,100 of employee termination benefits for approximately 570 employees, $9,900 of equipment, inventory, and other asset write-offs, and $2,000 of other expenses. A summary of the 2001 restructuring activities follows:

2001 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$5,000	$11,000	$16,000
Change in estimate	4,400	100	4,500
Expense as incurred	700	1,100	1,800
Cash expenditures	(5,800)	(1,300)	(7,100)
Non cash charges	—	(9,300)	(9,300)

Balance September 30, 2001	$4,300	$1,600	$5,900
Change in estimate	(1,000)	(300)	(1,300)
Cash expenditures	(3,100)	—	(3,100)
Non cash charges	—	(700)	(700)

Balance September 30, 2002	$200	$600	$800

        During 2002, the Company announced a restructuring initiative in Latin America including: (i) the closure of the Company's Santo Domingo, Dominican Republic manufacturing operations, and (ii) outsourcing a portion of its heavy duty battery production, previously manufactured at its Mexico City, Mexico location. The amount recorded includes $1,200 of employee termination benefits for approximately 115 employees, $900 of equipment, inventory, and other asset write-offs, and $300 of other expenses. A summary of the 2002 restructuring activities follows:

2002 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$1,200	$1,400	$2,600
Change in estimate	—	(400)	(400)
Expense as incurred	—	200	200
Cash expenditures	(1,100)	(200)	(1,300)
Non cash charges	—	(1,000)	(1,000)

Balance September 30, 2002	$100	$—	$100

(16) Acquisitions and Divestitures

        In 2000, the Company entered into an asset purchase agreement and a license agreement with a Hong Kong company to sell certain inventory and for the exclusive right to use the Rayovac trade name for the manufacture, sale and distribution of the Company's camcorder battery product line. In exchange for the license, the Company received a $6,000 promissory note, payable over five years, and will receive a royalty on future sales of camcorder batteries. The Company will receive a minimum royalty of $100 over the balance of the license arrangement and will receive a variable royalty on sales of camcorder batteries. The Company has no substantive future obligation relative to this agreement. As a result of this transaction, the Company recognized a pretax gain on the sale of the trade name licensing rights of $1,997, net of write-off of related tangible and intangible assets.

        In 2002, the Company entered into similar agreements with the same Hong Kong company for the cordless product line and licensing agreements on other product lines not currently sold by the Company. The Company received promissory notes in the amount of $800 payable over terms of up to five years. The Company will receive variable royalties on sales of product lines licensed. As a result of these transactions, the Company recognized a pretax gain of $701.

(17) Quarterly Results (unaudited)

	Quarter Ended
	December 30, 2001	March 31, 2002	June 30, 2002	September 30, 2002
Net sales	$161,883	$121,153	$135,412	$154,288
Gross profit	62,732	49,934	54,401	70,312
Net income	402	5,380	10,314	13,141
Basic net income per common share	0.01	0.17	0.32	0.41
Diluted net income per common share	0.01	0.17	0.32	0.41
	Quarter Ended
	December 31, 2000	April 1, 2001	July 1, 2001	September 30, 2001
Net sales	$164,307	$134,679	$146,969	$170,217
Gross profit	51,991	55,942	59,104	65,859
(Loss) income before extraordinary item	(1,766)	4,125	8,072	6,430
Net (loss) income	(1,766)	4,125	2,722	6,453
Basic net (loss) income per common share	(0.06)	0.15	0.10	0.20
Diluted net (loss) income per common share	(0.06)	0.14	0.09	0.20

(18) Subsequent Events

        On October 1, 2002, the Company acquired the consumer battery business of VARTA AG (VARTA) for approximately 262 million Euros. The transaction did not include VARTA's Brazilian joint venture, its automotive or micro-power business. The Company acquired all of the VARTA consumer subsidiaries located outside of Germany and became the majority owner of a new joint venture entity that will conduct all consumer battery business within Germany. The Company has not yet finalized the purchase price allocation for the acquisition. (See also footnote 6.)

        On October 10, 2002, the Company committed to and announced a series of initiatives to position the Company for future growth opportunities and to optimize the global resources of the combined VARTA and Rayovac companies. The Company expects to take a restructuring charge of approximately $20 million pretax to be recorded in the first quarter of fiscal 2003 and an additional $10-$15 million to be recorded as incurred. Cash cost of the restructuring program is expected to total $15-$20 million.

Cost savings related to these initiatives are projected to be in the range of $35-$40 million when fully realized in fiscal 2005. Initiatives include: closure of the Mexico City, Mexico zinc carbon manufacturing plant; closure of operations at its Middleton, Wisconsin distribution center and its Madison, Wisconsin packaging center and combination of the two operations into a new leased complex being built in Dixon, Illinois. Transition to the new facility is expected by June 2003. In addition to the manufacturing, packaging, and distribution changes, the Company anticipates a series of sales, marketing, operations and administrative restructuring initiatives on all three continents. These changes are the result of duplication synergies between the Rayovac and VARTA organizations and on-going cost containment initiatives. The combination of all these restructuring initiatives is expected to ultimately reduce the workforce by approximately 630 or 14 percent of the current worldwide workforce.

(19) Condensed Consolidating Financial Statements

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

(19) Condensed Consolidating Financial Statements (Continued)

Condensed Consolidating Balance Sheet
September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,518	$46	$6,317	$—	$9,881
Receivables:
Trade accounts receivables, net of allowance for doubtful accounts	27,246	51,117	50,564	—	128,927
Other	17,418	10,762	7,107	(27,604)	7,683
Inventories	58,619	—	28,142	(2,486)	84,275
Deferred income taxes	5,607	—	2,979	—	8,586
Prepaid expenses and other	14,452	—	5,518	—	19,970

Total current assets	126,860	61,925	100,627	(30,090)	259,322
Property, plant and equipment, net	75,838	—	26,748	—	102,586
Deferred charges and other	71,492	1,599	5,890	(30,288)	48,693
Intangible assets, net	90,081	—	29,532	(188)	119,425
Debt issuance costs	3,207	—	—	—	3,207
Investments in subsidiaries	149,329	86,673	—	(236,002)	—

Total assets	$516,807	$150,197	$162,797	$(296,568)	$533,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,985	$—	$3,854	$(7,439)	$13,400
Accounts payable	68,188	—	27,688	(19,721)	76,155
Accrued liabilities:
Wages and benefits	7,182	—	1,728	—	8,910
Accrued interest	1,657	—	7	—	1,664
Other special charges	1,639	—	62	—	1,701
Other	12,027	863	4,064	—	16,954

Total current liabilities	107,678	863	37,403	(27,160)	118,784
Long-term debt, net of current maturities	188,461	—	30,298	(30,288)	188,471
Employee benefit obligations, net of current portion	23,603	—	406	—	24,009
Deferred income taxes	13,549	5	7,403	—	20,957
Other	5,354	—	865	—	6,219

Total liabilities	338,645	868	76,375	(57,448)	358,440
Shareholders' equity:
Common stock	615	1	12,072	(12,072)	616
Additional paid-in capital	180,704	62,788	54,157	(116,826)	180,823
Retained earnings	152,745	95,099	28,449	(127,072)	149,221
Accumulated other comprehensive loss	(19,894)	(8,559)	(8,256)	16,850	(19,859)
Notes receivable from officers/shareholders	(4,205)	—	—	—	(4,205)

	309,965	149,329	86,422	(239,120)	306,596
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(1,733)	—	—	—	(1,733)

Total shareholders' equity	178,162	149,329	86,422	(239,120)	174,793

Total liabilities and shareholders' equity	$516,807	$150,197	$162,797	$(296,568)	$533,233

Condensed Consolidating Statement of Operations
Year Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$424,199	$42,132	$160,926	$(54,521)	$572,736
Cost of goods sold	237,431	40,869	108,742	(52,895)	334,147
Special charges	(1,063)	—	2,273	—	1,210

Gross profit	187,831	1,263	49,911	(1,626)	237,379
Operating expenses:
Selling	71,389	818	32,557	(390)	104,374
General and administrative	53,543	(11,328)	14,685	—	56,900
Research and development	13,084	—	—	—	13,084

	138,016	(10,510)	47,242	(390)	174,358

Income from operations	49,815	11,773	2,669	(1,236)	63,021
Interest expense	15,390	—	2,216	(1,558)	16,048
Equity (income) loss	(10,697)	2,389	—	8,308	—
Other (income) expense, net	(2,180)	(469)	2,131	1,808	1,290

Income (loss) before income taxes	47,302	9,853	(1,678)	(9,794)	45,683
Income tax expense (benefit)	16,579	(844)	711	—	16,446

Net income (loss)	$30,723	$10,697	$(2,389)	$(9,794)	$29,237

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$65,250	$—	$6,615	$(5,039)	$66,826
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,154)	—	(2,487)	—	(15,641)
Proceeds from sale of property, plant, and equipment	42	—	126	—	168

Net cash used by investing activities	(13,112)	—	(2,361)	—	(15,473)
Cash flows from financing activities:
Reduction of debt	(219,343)	—	(5,088)	—	(224,431)
Proceeds from debt financing	169,100	—	—	—	169,100
Issuance of stock and exercise of stock options	134	—	—	—	134
Other	(1,360)	—	(408)	251	(1,517)

Net cash used by financing activities	(51,469)	—	(5,496)	251	(56,714)
Effect of exchange rate changes on cash and cash equivalents	—	—	(904)	4,788	3,884

Net increase (decrease) in cash and cash equivalents	669	—	(2,146)	—	(1,477)
Cash and cash equivalents, beginning of period	2,849	46	8,463	—	11,358

Cash and cash equivalents, end of period	$3,518	$46	$6,317	$—	$9,881

Condensed Consolidating Balance Sheet
September 30, 2001

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,849	$46	$8,463	$—	$11,358
Receivables:
Trade receivables, net of allowance for doubtful accounts	56,053	40,150	64,740	—	160,943
Other	17,965	7,637	2,579	(20,379)	7,802
Inventories	68,094	—	24,619	(1,402)	91,311
Deferred income taxes	7,748	342	1,741	—	9,831
Prepaid expenses and other	14,177	—	7,666	—	21,843

Total current assets	166,886	48,175	109,808	(21,781)	303,088
Property, plant and equipment, net	78,436	33	28,788	—	107,257
Deferred charges and other	49,575	631	2,717	(20,306)	32,617
Intangible assets, net	89,889	—	29,373	(188)	119,074
Debt issuance costs	4,463	—	—	—	4,463
Investments in subsidiaries	145,872	97,299	—	(243,171)	—

Total assets	$535,121	$146,138	$170,686	$(285,446)	$566,499

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$22,412	$—	$9,223	$(7,199)	$24,436
Accounts payable	71,397	26	25,130	(14,563)	81,990
Accrued liabilities:
Wages and benefits	4,812	—	2,366	—	7,178
Accrued interest	1,801	—	129	—	1,930
Other special charges	4,938	—	945	—	5,883
Other	13,413	—	9,711	—	23,124

Total current liabilities	118,773	26	47,504	(21,762)	144,541
Long-term debt, net of current maturities	234,271	—	17,900	(18,630)	233,541
Employee benefit obligations, net of current portion	19,086	—	562	—	19,648
Deferred income taxes	1,694	240	5,494	—	7,428
Other	1,829	—	1,927	—	3,756

Total liabilities	375,653	266	73,387	(40,392)	408,914
Shareholders' equity:
Common stock	615	1	12,072	(12,072)	616
Additional paid-in capital	180,634	62,788	54,904	(117,574)	180,752
Retained earnings	122,022	84,151	31,089	(117,278)	119,984
Accumulated other comprehensive loss	(6,904)	(1,068)	(766)	1,870	(6,868)
Notes receivable from officers/shareholders	(3,665)	—	—	—	(3,665)

	292,702	145,872	97,299	(245,054)	290,819
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(3,164)	—	—	—	(3,164)

Total shareholders' equity	159,468	145,872	97,299	(245,054)	157,585

Total liabilities and shareholders' equity	$535,121	$146,138	$170,686	$(285,446)	$566,499

Condensed Consolidating Statement of Operations
Year Ended September 30, 2001

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$431,602	$45,223	$194,157	$(54,810)	$616,172
Cost of goods sold	249,496	43,866	121,902	(54,091)	361,173
Special charges	17,399	—	4,704	—	22,103

Gross profit	164,707	1,357	67,551	(719)	232,896
Operating expenses:
Selling	82,340	681	36,585	—	119,606
General and administrative	43,384	(11,640)	14,782	—	46,526
Research and development	12,191	—	—	—	12,191
Special charges	204	—	—	—	204

	138,119	(10,959)	51,367	—	178,527

Income from operations	26,588	12,316	16,184	(719)	54,369
Interest expense	25,860	—	3,033	(1,704)	27,189
Equity (income)	(20,008)	(6,640)	—	26,648	—
Other (income) expense, net	(1,491)	(584)	1,465	1,704	1,094

Income before income taxes and extraordinary item	22,227	19,540	11,686	(27,367)	26,086
Income tax expense (benefit)	4,647	(468)	5,046	—	9,225

Income before extraordinary item	17,580	20,008	6,640	(27,367)	16,861
Extraordinary item, loss on early extinguishment of debt, net of income tax benefit of $3,260	(5,327)	—	—	—	(5,327)

Net income	$12,253	$20,008	$6,640	$(27,367)	$11,534

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2001

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$12,293	$2	$5,752	$—	$18,047
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,475)	—	(2,218)	—	(19,693)
Purchases of investments	(500)	—	(297)	—	(797)
Proceeds from sale of investments	—	—	1,354	—	1,354
Proceeds from sale of property, plant, and equipment	78	—	785	—	863

Net cash used by investing activities	(17,897)	—	(376)	—	(18,273)
Cash flows from financing activities:
Reduction of debt	(412,815)	—	(3,884)	—	(416,699)
Extinguishment of debt	(69,652)	—	—	—	(69,652)
Proceeds from debt financing	421,914	—	—	—	421,914
Issuance of stock and exercise of stock options	67,506	—	—	—	67,506
Other	(1,191)	—	(209)	—	(1,400)

Net cash provided (used) by financing activities	5,762	—	(4,093)	—	1,669
Effect of exchange rate changes on cash and cash equivalents	—	—	158	—	158
Net increase in cash and cash equivalents	158	2	1,441	—	1,601
Cash and cash equivalents, beginning of period	2,691	44	7,022	—	9,757

Cash and cash equivalents, end of period	$2,849	$46	$8,463	$—	$11,358

Condensed Consolidating Statement of Operations
Year Ended September 30, 2000

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$443,942	$43,479	$180,213	$(36,720)	$630,914
Cost of goods sold	259,438	42,175	106,349	(36,492)	371,470

Gross profit	184,504	1,304	73,864	(228)	259,444
Operating expenses:
Selling	81,409	662	28,649	(161)	110,559
General and administrative	44,762	(11,791)	16,753	(933)	48,791
Research and development	10,646	—	117	—	10,763
Special charges	(250)	—	250	—	—

	136,567	(11,129)	45,769	(1,094)	170,113

Income from operations	47,937	12,433	28,095	866	89,331
Interest expense	30,109	—	548	(31)	30,626
Equity in profit of subsidiary	(29,685)	(17,354)	—	47,039	—
Other (income) expense, net	(844)	(134)	1,556	175	753

Income before income taxes	48,357	29,921	25,991	(46,317)	57,952
Income tax expense	10,729	236	8,637	—	19,602

Net income	$37,628	$29,685	$17,354	$(46,317)	$38,350

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2000

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities	$36,240	$(3)	$4,453	$(7,848)	$32,842
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,668)	—	(4,328)	—	(18,996)
Proceeds from sale of property, plant, and equipment	1,051	—	—	—	1,051

Net cash used by investing activities	(13,617)	—	(4,328)	—	(17,945)
Cash flows from financing activities:
Reduction of debt	(199,970)	—	(15,424)	—	(215,394)
Proceeds from debt financing	182,274	—	12,966	7,949	203,189
Other	(3,607)	—	(91)	(100)	(3,798)

Net cash used by financing activities	(21,303)	—	(2,549)	7,849	(16,003)
Effect of exchange rate changes on cash and cash equivalents	—	—	(202)	—	(202)

Net increase (decrease) in cash and cash equivalents	1,320	(3)	(2,626)	1	(1,308)
Cash and cash equivalents, beginning of year	1,371	47	9,648	(1)	11,065

Cash and cash equivalents, end of year	$2,691	$44	$7,022	$—	$9,757

Independent Auditors' Report

The Board of Directors and Shareholders
Rayovac Corporation:

        On November 1, 2002, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2001 and 2002, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2002, which are included in the 2002 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP
                      KPMG LLP

Milwaukee, Wisconsin
November 1, 2002

RAYOVAC CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2002, 2001 and 2000

(In thousands)

Column A	Column B	Column C	Column D	Column E
Descriptions	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
September 30, 2002:
Allowance for doubtful accounts	$2,139	$14,869	$13,715	$3,293
September 30, 2001:
Allowance for doubtful accounts	$1,020	$5,149	$4,030	$2,139
September 30, 2000:
Allowance for doubtful accounts	$1,253	$583	$816	$1,020

See accompanying Independent Auditors' Report

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYOVAC CORPORATION
/s/ DAVID A. JONES
David A. Jones Chairman of the Board and Chief Executive Officer

DATE: December 16, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ DAVID A. JONES David A. Jones	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ RANDALL J. STEWARD Randall J. Steward	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ KENT J. HUSSEY Kent J. Hussey	Chief Operating Officer and Director
/s/ WILLIAM P. CARMICHAEL William P. Carmichael	Director
/s/ JOHN S. LUPO John S. Lupo	Director
/s/ PHILIP F. PELLEGRINO Philip F. Pellegrino	Director
/s/ THOMAS R. SHEPHERD Thomas R. Shepherd	Director
/s/ BARBARA S. THOMAS Barbara S. Thomas	Director

CERTIFICATIONS

I, David A. Jones, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Rayovac Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ DAVID A. JONES David A. Jones Chief Executive Officer

I, Randall J. Steward, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Rayovac Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002
/s/ RANDALL J. STEWARD Randall J. Steward Chief Financial Officer

Exhibit Index

Exhibit Number	Description
2.1+++	Joint Venture Agreement dated July 28, 2002, by and among the Company, VARTA and ROV German Limited GmbH, as amended.
3.1+	Amended and Restated Articles of Incorporation of the Company.
3.2	Amended and Restated By-laws of the Company, as amended through July 24, 2002.
4.1*	Specimen certificate representing the Common Stock.
10.1	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and David A. Jones.
10.2	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kent J. Hussey.
10.3	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kenneth V. Biller.
10.4	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Stephen P. Shanesy.
10.5	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Merrell M. Tomlin.
10.6	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Luis A. Cancio.
10.7	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Dr. Paul G. Cheeseman.
10.8	Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward.
10.9	Registered Director's Agreement, effective as of October 1, 2002, by and between ROV German Holding GmbH and Remy Burel.
10.10**	Technology, License and Service Agreement between Battery Technologies (International) Limited and the Company, dated June 1, 1991, as amended April 19, 1993, and December 31, 1995.
10.11**	Building Lease between the Company and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987.
10.12****	Amendment, dated December 31, 1998, between the Company and SPG Partners, to the Building Lease, between the Company and SPG Partners, dated May 14, 1985.
10.13	Build-To-Suit Lease Agreement, dated as of May 2, 2002, by and among 200 Corporate Drive, L.L.C., as Landlord, the Company, as Tenant, and Higgins Development Partners, L.L.C., as Developer.
10.14+++	Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
10.15***	Rayovac Corporation 1996 Stock Option Plan.
10.16*	1997 Rayovac Incentive Plan.
10.17*	Rayovac Profit Sharing and Savings Plan.
10.18++	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.
**	Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Commission.
***	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.
****	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.
+	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.
++	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, filed with the Commission on May 5, 1998.
+++	Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on October 16, 2002.