Form 10-K/A
period 2002-09-30
RAYOVAC CORP
filed 2003-01-29
CIK 1028985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file No. 001-13615

RAYOVAC CORPORATION
(Exact name of Registrant as Specified in its Charter)

Wisconsin	22-2423556
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
601 Rayovac Drive	53711-2497
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (608) 275-3340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01	New York Stock Exchange, Inc.

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

        On March 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $414,944,914. As of January 13, 2003, there were outstanding 32,474,272 shares of the registrant's Common Stock, $0.01 par value.

Explanatory Note

        This Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K") of Rayovac Corporation (the "Company") for the fiscal year ended September 30, 2002 is being filed for the purpose of including the disclosure under the heading "Equity Compensation Plan Information" appearing in Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), which disclosure was unintentionally omitted from the Company's original filing of the Form 10-K. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Item 12 as amended is set forth herein. The disclosure under the heading "Security Ownership of Certain Beneficial Owners and Management" contains no change in previously reported information.

PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

Equity Compensation Plan Information

        The following table sets forth information regarding our equity compensation plans as of September 30, 2002:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,104,799	$14.01	2,019,930	(2)
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	4,104,799	$14.01	2,019,930	(2)

(1)
Includes 2,089,748 shares of common stock available for future issuance under the 1997 Rayovac Incentive Plan. In addition to stock options, awards under the 1997 Rayovac Incentive Plan may take the form of restricted stock and other stock-based awards specified in the 1997 Rayovac Incentive Plan. If such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

(2)
This amount excludes an aggregate of 254,900 shares of restricted stock awards outstanding as of September 30, 2002 for which the restrictions have not lapsed.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYOVAC CORPORATION
	By:	/s/ DAVID A. JONES David A. Jones Chairman of the Board and Chief Executive Officer
DATE: January 29, 2003

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

Date: January 29, 2003
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

Date: January 29, 2003
/s/ RANDALL J. STEWARD Randall J. Steward Chief Financial Officer

QuickLinks

PART III
Signatures
CERTIFICATIONS