Form 10-Q
period 2002-12-29
RAYOVAC CORP
filed 2003-02-12
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended          December 29, 2002

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of February 7, 2003, was 32,450,184.

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 29, 2002 and September 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                                   DECEMBER 29, 2002   SEPTEMBER 30, 2002
                                                                                   -----------------   ------------------

                                         -ASSETS-
        Current assets:
             Cash and cash equivalents                                                   $  22,919          $   9,881
             Receivables                                                                   216,944            136,610
             Inventories                                                                   143,006             84,275
             Prepaid expenses and other                                                     47,412             28,556
                                                                                         ---------          ---------
                    Total current assets                                                   430,281            259,322

        Property, plant and equipment, net                                                 168,681            102,586
        Deferred charges and other, net                                                     69,054             51,900
        Intangible assets, net                                                             324,151            119,425
                                                                                         ---------          ---------
                    Total  assets                                                        $ 992,167          $ 533,233
                                                                                         =========          =========
                             -LIABILITIES AND SHAREHOLDERS' EQUITY -
        Current liabilities:
             Current maturities of long-term debt                                        $  17,524          $  13,400
             Accounts payable                                                              134,309             76,155
             Accrued liabilities                                                            97,620             29,229
                                                                                         ---------          ---------
                    Total current liabilities                                              249,453            118,784

        Long-term debt, net of current maturities                                          465,447            188,471
        Employee benefit obligations, net of current portion                                54,734             24,009
        Other                                                                               44,687             27,176
                                                                                         ---------          ---------
                    Total liabilities                                                      814,321            358,440

        Shareholders' equity:
        Common stock, $.01 par value, authorized 150,000 shares; issued
            61,986 and 61,594 shares, respectively; outstanding 32,450 and
            32,058 shares, respectively                                                        620                616
        Additional paid-in capital                                                         185,608            180,823
        Retained earnings                                                                  148,636            149,221
        Accumulated other comprehensive loss                                               (17,052)           (19,859)
        Notes receivable from officers/shareholders                                         (4,205)            (4,205)
                                                                                         ---------          ---------
                                                                                           313,607            306,596

        Less: Treasury stock, at cost, 29,536 shares                                      (130,070)          (130,070)
        Less: Unearned restricted stock compensation                                        (5,691)            (1,733)
                                                                                         ---------          ---------
                    Total shareholders' equity                                             177,846            174,793
                                                                                         ---------          ---------
                    Total liabilities and shareholders' equity                           $ 992,167          $ 533,233
                                                                                         =========          =========

     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    For the three month periods ended December 29, 2002 and December 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                        THREE MONTHS
                                                          ------------------------------------
                                                             2003                      2002
                                                          ----------                 ---------
          Net sales                                       $ 260,222                  $ 161,883
          Cost of goods sold                                156,963                     99,151
          Special charges                                     9,705                       --
                                                          ---------                  ---------
               Gross profit                                  93,554                     62,732

          Selling                                            48,526                     27,407
          General and administrative                         24,904                     28,567
          Research and development                            3,896                      3,218
          Special charges                                     5,685                       --
                                                          ---------                  ---------
               Total operating expenses                      83,011                     59,192

                  Income from operations                     10,543                      3,540

          Interest expense                                   10,102                      4,169
          Non-operating expense                               3,072                       --
          Other income, net                                  (1,687)                      (782)
                                                          ---------                  ---------

          (Loss) income before income taxes                    (944)                       153
          Income tax benefit                                   (359)                      (249)
                                                          ---------                  ---------
          Net (loss) income                               $    (585)                 $     402
                                                          =========                  =========
          BASIC EARNINGS PER SHARE
          Weighted average shares
            and equivalents outstanding                      31,801                     31,780
          Net (loss) income                               $   (0.02)                 $    0.01
                                                          =========                  =========
          DILUTED EARNINGS PER SHARE
          Weighted average shares
            and equivalents outstanding                      31,801                     32,412
          Net (loss) income                               $   (0.02)                 $    0.01
                                                          =========                  =========

     SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the three month period ended December 29, 2002 and December 30, 2001
                                   (Unaudited)
                                 (In thousands)

                                                                                         THREE MONTHS
                                                                               -------------------------------
                                                                                  2003                  2002
                                                                               -----------            --------
      Cash flows from operating activities:
            Net (loss) income                                                   $   (585)             $    402
            Non-cash adjustments to net income:
                 Amortization                                                        523                   539
                 Depreciation                                                      8,286                 4,832
                 Other non-cash adjustments                                        3,791                (4,852)
            Net changes in assets and liabilities                                 12,211                23,245
                                                                                --------              --------

                     Net cash provided by operating activities                    24,226                24,166

      Cash flows from investing activities:
            Purchases of property, plant and equipment                            (3,052)               (3,862)
            Proceeds from sale of property, plant and equipment                      113                    --
            Payment for acquisitions, net of cash acquired                      (245,130)                   --
                                                                                --------              --------

                     Net cash used by investing activities                      (248,069)               (3,862)

      Cash flows from financing activities:
            Reduction of debt                                                   (257,803)              (72,656)
            Proceeds from debt financing                                         506,771                60,500
            Debt issuance costs                                                  (12,635)                   --
            Other                                                                   (606)                 (334)
                                                                                --------              --------
                     Net cash provided (used) by financing activities            235,727               (12,490)

      Effect of exchange rate changes on cash and cash
            equivalents                                                            1,154                  (384)
                                                                                --------              --------
                     Net increase in cash and cash equivalents                    13,038                 7,430

      Cash and cash equivalents, beginning of period                               9,881                11,358
                                                                                --------              --------
      Cash and cash equivalents, end of period                                  $ 22,919              $ 18,788
                                                                                ========              ========

      SEE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS.

                               RAYOVAC CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     1   SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION: These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 29, 2002, results of operations and cash flows for the three month periods ended December 29, 2002, and December 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2002. Certain prior year amounts have been reclassified to conform with the current year presentation.

         SHIPPING AND HANDLING COSTS: The Company incurred shipping and handling costs of $12,996 and $6,996 for the three months ended December 29, 2002 and December 30, 2001, respectively, which are included in selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company's products for shipment at the Company's distribution facilities.

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

         The Company has a broad range of customers including many large retail outlet chains, one of which previously accounted for in excess of 20% of our sales volume. Due to the impacts of the VARTA acquisition, see Footnote 9, Acquisitions, this customer represented approximately 3% and 23%, respectively, of receivables as of December 29, 2002 and September 30, 2002.

         After the acquisition of Varta, approximately 59% of the Company's sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

         ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS: In August 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the Statement on October 1, 2002. Adoption did not have a material effect on the financial statements of the Company.

         In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. The Company adopted the Statement on October 1, 2002. Adoption did not have a material effect on the financial statements of the Company.

         In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS. The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. The Company adopted this Statement on October 1, 2002. As a result, the write-off of unamortized debt issuance costs of $3,072 associated with the replacement of our previous credit facility is classified as non-operating expense in the three-month period ending December 29, 2002.

         In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. This Interpretation addresses, among other things, the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Company has adopted the disclosure requirements of the interpretation, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

         DERIVATIVE FINANCIAL INSTRUMENTS:

         Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

         The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month period ended December 29, 2002, $1,078 of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At December 29, 2002, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.458% for a notional principal amount of $70,000 through July 2004, 3.974% for a notional principal amount of $70,000 from July 2004 through October 2005, 3.769% for a notional principal amount of $100,000 through August 2004 and 3.799% for a notional principal amount of $100,000 from August 2004 through November 2005. The derivative net losses on these contracts recorded in OCI at December 29, 2002 was an after-tax loss of $4,814.

         The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars, Euros or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three month period ended December 29, 2002, $11 of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At December 29, 2002, the Company had no foreign exchange derivative contracts outstanding.

         The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. During the three month period ended December 29, 2002, no such foreign exchange derivative activity occurred. At December 29, 2002, the Company had no such foreign exchange derivative contracts outstanding.

         The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. During the three month period ended December 29, 2002, $218 of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At December 29, 2002, the Company had a series of swap contracts outstanding through December 2003 with a contract value of $5,913. The derivative net losses on these contracts recorded in OCI at December 29, 2002 was an after-tax loss of $217.

      2  INVENTORIES

         Inventories consist of the following:

                                                         DECEMBER 29, 2002        SEPTEMBER 30, 2002
                                                         -----------------        ------------------
         Raw material...............................                $42,231                   $19,893
         Work-in-process............................                 22,404                    19,004
         Finished goods.............................                 78,371                    45,378
                                                                   --------                   -------
                                                                   $143,006                   $84,275
                                                                   ========                   =======

      3  ACQUIRED INTANGIBLE ASSETS AND GOODWILL

                                                         DECEMBER 29, 2002                          SEPTEMBER 30, 2002
                                                         -----------------                          ------------------
                                            GROSS                                      GROSS
                                          CARRYING      ACCUMULATED      NET         CARRYING     ACCUMULATED         NET
                                           AMOUNT       AMORTIZATION  INTANGIBLE       AMOUNT     AMORTIZATION     INTANGIBLE
                                         ---------      ------------  ----------     --------     ------------     ----------
AMORTIZED INTANGIBLE ASSETS
Non-compete agreement.................    $    700       $    665       $     35       $    700       $    630       $     70
Proprietary technology................         525            316            209            525            308            217
                                          --------       --------       --------       --------       --------       --------
                                          $  1,225       $    981       $    244       $  1,225       $    938       $    287
                                          ========       ========       ========       ========       ========       ========
PENSION INTANGIBLES
Under-funded pension..................    $  2,744       $   --         $  2,744       $  3,446       $   --         $  3,446
                                          ========       ========       ========       ========       ========       ========
UNAMORTIZED INTANGIBLE ASSETS
Trade names...........................    $240,782       $  4,875       $235,907       $ 90,000       $  4,875       $ 85,125
                                          ========       ========       ========       ========       ========       ========

                                                                NORTH      LATIN
        GOODWILL                                               AMERICA     AMERICA         EUROPE/ROW        TOTAL
                                                               -------     -------         ----------        -----
        Balance as of October 1, 2002, net............          $1,035     $ 26,884           $2,648       $ 30,567
        Goodwill acquired during year.................             653        5,831           46,806         53,290
        Effect of translation.........................              --        (169)            1,568          1,399
                                                               -------     --------          -------        -------
        Balance as of December 29, 2002, net..........         $ 1,688     $ 32,546          $51,022        $85,256
                                                               =======     ========          =======        =======

         The non-compete agreement is being amortized on a straight-line basis over 5 years. The proprietary technology assets are being amortized on a straight-line basis over 15 to 17 years. The Company has deemed that its trade name intangible assets have indefinite lives because they are expected to generate cash flows indefinitely. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually.

         The amortization expense for the three months ended December 29, 2002 and December 30, 2001 are as follows:

                                                                   THREE MONTHS
                                                              -----------------------
        AMORTIZATION EXPENSE                                  2003               2002
                                                              ----               ----
        Non-compete and proprietary technology........        $43                $43
                                                              ===                ===

4        OTHER COMPREHENSIVE INCOME

         Comprehensive income and the components of other comprehensive income for the three months ended December 29, 2002 and December 30, 2001 are as follows:

                                                                          THREE MONTHS
                                                                      ----------------------
                                                                      2003              2002
                                                                      ----              ----
        Net (loss) income...............................             $(585)             $402
        Other comprehensive income:
           Foreign currency translation.................             3,373               380
           Net unrealized loss on available
           for-sale securities..........................              (110)              (99)
           Reclassification adjustment for losses
           included in net (loss) income................               250                --
           Net unrealized (loss) gain on derivative
           instruments..................................              (706)            1,297
                                                                      ----            ------
        Comprehensive income............................            $2,222            $1,980
                                                                    ======            ======

         Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of shareholders' equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three months ended December 29, 2002 was primarily attributable to the impact of translation of assets and liabilities of our recently acquired European operations.

5        NET INCOME PER COMMON SHARE

         Net income per common share for the three months ended December 29, 2002 and December 30, 2001 is calculated based upon the following shares:

                                                                            THREE MONTHS
                                                                      ------------------------
                                                                       2003               2002
                                                                       ----               ----
        Basic...............................................          31,801             31,780
        Effect of restricted stock and assumed
        conversion of options...............................              --                632
                                                                          --                ---
        Diluted.............................................          31,801             32,412
                                                                      ======             ======

         The effect of restricted stock and unexercised stock options outstanding for the three-month period ending December 29, 2002 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

6        COMMITMENTS AND CONTINGENCIES

         In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (until 2022). In December 2002, this agreement was modified such that royalty payments in 2003 through 2022 will be $250.

         The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of $1,764, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

         During 2002, the Company entered into a long-term lease for a facility being built in Dixon, Illinois (see Footnote 7, Other). The Company anticipates that construction will be completed and the lease payments will be fixed for this facility during the second fiscal quarter of 2003.

         The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes shareholder lawsuits. In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, liquidity or cash flow of the Company. The suit filed against the Company by Eveready Battery Company has been settled, and the impact of such settlement is included in results of operations for the three months ended December 29, 2002.

7        OTHER

         During Fiscal 2001, the Company recorded special charges related to:
         (i) an organizational restructuring in the U.S, (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in the Company's European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with the Company's June 2001 secondary offering. The amount recorded includes $9,100 of employee termination benefits for approximately 570 notified employees, $9,900 of equipment, inventory, and other asset write-offs, and $2,000 of other expenses. A summary of the 2001 restructuring activities follows:

                           2001 RESTRUCTURING SUMMARY

                                             TERMINATION     OTHER
                                               BENEFITS      COSTS         TOTAL
Expense accrued........................          $5,000      $11,000       $16,000
Change in estimate.....................           4,400          100         4,500
Expense as incurred....................             700        1,100         1,800
Cash expenditures......................          (5,800)      (1,300)       (7,100)
Non-cash charges.......................              --       (9,300)       (9,300)
                                                -------      -------       -------
Balance September 30, 2001.............          $4,300       $1,600        $5,900
Change in estimate.....................          (1,000)        (300)       (1,300)
Cash expenditures......................          (3,100)          --        (3,100)
Non-cash charges.......................              --         (700)         (700)
                                                -------      -------       -------
Balance September 30, 2002.............            $200         $600          $800
Cash expenditures......................              --         (100)         (100)
                                                -------      -------       -------
Balance December 29, 2002..............            $200         $500          $700
                                                =======      =======       =======

         During Fiscal 2002, the Company recorded special charges related to:
         (i) the closure of the Company's Santo Domingo, Dominican Republic plant, and (ii) manufacturing cost rationalization initiatives in the Company's Mexico City, Mexico facility. The amount recorded includes approximately $1,200 of employee termination benefits for approximately 115 notified employees, and approximately $900 of equipment, inventory and other asset write-offs, and $300 of other expenses. A summary of the 2002 restructuring activities follows:

                           2002 RESTRUCTURING SUMMARY

                                        TERMINATION    OTHER
                                          BENEFITS     COSTS         TOTAL
Expense accrued.................           $1,200       $1,400        $2,600
Change in estimate..............               --         (400)         (400)
Expense as incurred.............               --          200           200
Cash expenditures...............           (1,100)        (200)       (1,300)
Non-cash charges................               --       (1,000)       (1,000)
                                          -------      -------       -------
Balance September 30, 2002......             $100          $--          $100
Cash expenditures...............             (100)          --          (100)
                                          -------      -------       -------
Balance December 29, 2002.......              $--          $--           $--
                                          =======      =======       =======

         During the three months ended December 29, 2002, the Company recorded special charges related to: (i) the closure of the Company's Mexico City, Mexico plant, (ii) the commencement of the closure of operations at the Company's Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution and combination of the two operations into a new leased complex currently being built in Dixon, Illinois, and (iii) a series of restructuring initiatives impacting the Company's sales, marketing, operations and administrative functions in Europe, North America, and Latin America. The amount recorded includes approximately $6,200 of employee termination benefits for approximately 600 notified employees, and approximately $7,800 of equipment, inventory and other asset write-offs, and $1,400 of other expenses. A summary of the 2003 restructuring activities follows:

                           2003 RESTRUCTURING SUMMARY

                                        TERMINATION     OTHER
                                          BENEFITS      COSTS         TOTAL
Expense accrued.....................       $6,200       $9,000       $15,200
Expense as incurred.................           --          200           200
Cash expenditures...................       (2,300)        (200)       (2,500)
Non-cash charges....................           --       (5,600)       (5,600)
                                           ------       ------        ------
Balance December 29, 2002...........       $3,900       $3,400        $7,300
                                           ======       ======        ======

8        SEGMENT INFORMATION

         The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/Rest of World ("Europe/ROW") includes continental Europe, the United Kingdom, and all other countries in which the Company does business.

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

         Segment information for the three months ended December 29, 2002 and December 30, 2001 is as follows:

         REVENUES FROM EXTERNAL CUSTOMERS                                 THREE MONTHS
                                                                     ----------------------
                                                                     2003              2002
                                                                     ----              ----
         North America.................................            $107,145         $122,365
         Latin America.................................              34,444           25,989
         Europe/ROW....................................             118,633           13,529
                                                                   --------           ------
         Total segments................................            $260,222         $161,883
                                                                   ========         ========

         INTER SEGMENT REVENUES                                           THREE MONTHS
                                                                     -----------------------
                                                                      2003              2002
                                                                     -----              ----
         North America.................................              $7,732          $10,177
         Latin America.................................                  --            1,777
         Europe/ROW....................................                 631              442
                                                                     ------          -------
         Total segments................................              $8,363          $12,396
                                                                     ======          =======

         SEGMENT PROFIT                                                   THREE MONTHS
                                                                     -----------------------
                                                                      2003              2002
                                                                     -----              ----
         North America.................................             $19,705           $7,355
         Latin America.................................               3,567            3,642
         Europe/ROW....................................              15,011            1,144
                                                                     ------            -----
         Total segments................................              38,283           12,141

         Corporate.....................................              12,350            8,601
         Special charges...............................              15,390               --
         Interest expense..............................              10,102            4,169
         Non-operating expense.........................               3,072               --
         Other income, net.............................              (1,687)            (782)
                                                                     ------             ----
         (Loss) income before income taxes.............               $(944)            $153
                                                                     ======             ====

         SEGMENT ASSETS                              DECEMBER 29, 2002       DECEMBER 30, 2001
                                                     -----------------       -----------------
         North America...........................             $223,655                $249,547
         Latin America...........................              207,508                 212,265
         Europe/ROW..............................              461,980                  30,488
                                                              --------                --------
         Total segments..........................             $893,143                $492,300

         Corporate...............................               99,024                  55,927
                                                              --------                --------
         Total assets at period end..............             $992,167                $548,227
                                                              ========                ========

9        ACQUISITIONS

         On October 1, 2002, the Company acquired the consumer battery business of VARTA AG (VARTA) for approximately $262 million Euro. As a result of the acquisition, the Company plans to optimize the global resources of the combined Rayovac and VARTA companies through the utilization of economies of scale and other initiatives (See 2003 Restructuring Summary within Footnote 7).

         The results of VARTA's operations, since the acquisition on October 1, 2002, are included in the condensed consolidated financial statements for Fiscal 2003. The Company has not yet finalized the purchase price allocation for the acquisition.

         In connection with the acquisition, the Company entered into an Amended and Restated Credit Agreement ("Third Restated Agreement") which replaced the previous credit agreement. The Third Restated Agreement provided for senior bank facilities, including term and revolving credit facilities in an initial aggregate amount (assuming an exchange rate of Euro to Dollar of 1 to 1) of approximately $625 million. The Third Restated Agreement includes a $100 million seven-year revolving credit facility, a EUR 50 million seven-year revolving facility, a $300 million seven-year amortizing term loan, a EUR 125 million seven-year amortizing term loan and a EUR 50 million six-year amortizing term loan. The U.S. Dollar revolving credit facility may be increased, at the Company's option, by up to $50 million. A non-operating charge of $3,072 was recorded in the three month period ended December 29, 2002 for the write-off of unamortized debt fees related to the previous debt agreement.

         SUPPLEMENTAL PRO FORMA INFORMATION: The following reflects the Company's proforma results had the results of the VARTA business been included in the Fiscal 2002 three months.

                                                                          THREE MONTHS
                                                                          ------------
                                                                      2003           2002
                                                                      ----           ----
         NET SALES
         Reported net sales............................            $260,222         $161,883
         Pro forma adjustments.........................                  --          110,370
                                                                   --------          -------
            Pro forma net sales........................            $260,222         $272,253
                                                                   ========         ========

         NET (LOSS) INCOME
         Reported net (loss) income....................               $(585)            $402
         Pro forma adjustments.........................                  --            4,394
                                                                   --------           ------
            Pro forma net (loss) income................               $(585)          $4,796
                                                                   ========           ======
         BASIC EARNINGS PER SHARE
         Reported net (loss) income....................              $(0.02)           $0.01
         Pro forma adjustments.........................                  --             0.14
                                                                   --------           ------
            Pro forma net (loss) income................              $(0.02)           $0.15
                                                                   ========           ======
         DILUTED EARNINGS PER SHARE
         Reported net (loss) income....................              $(0.02)           $0.01
         Pro forma adjustments.........................                  --             0.14
                                                                   --------            -----
            Pro forma net (loss) income................              $(0.02)           $0.15
                                                                   ========            =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL QUARTER ENDED DECEMBER 29, 2002 COMPARED TO
FISCAL QUARTER ENDED DECEMBER 30, 2001

         Year over year historical comparisons are influenced by our October 1, 2002 acquisition of the consumer battery business of VARTA AG ("VARTA"), which is included in our current year but not prior year results. See Footnote 9, Acquisitions, to the Condensed Consolidated Financial Statements for supplemental pro forma information providing additional year over year comparisons of the impacts of the VARTA acquisition.

         NET SALES. Net sales for the three months ended December 29, 2002 (the "Fiscal 2003 Quarter") increased $98.3 million, or 60.7%, to $260.2 million from $161.9 million in the three months ended December 30, 2001 (the "Fiscal 2002 Quarter"). The sales increase is attributable to the VARTA acquisition. Aside from this impact, both the Latin America and North America segments experienced declines in net sales versus the Fiscal 2002 Quarter.

         OPERATING INCOME. Our income from operations increased $7.0 million to $10.5 million in the Fiscal 2003 Quarter from $3.5 million the same period last year. The increase was primarily attributable to increased profitability associated with the VARTA acquisition and lower general and administrative expenses, the result of a $16.1 million bad debt reserve in the Fiscal 2002 Quarter, which the Company did not anniversary in Fiscal 2003. In the Fiscal 2003 Quarter, the Company incurred $15.4 million in special charges reflecting a series of restructuring initiatives announced and implemented during the quarter.

         NET INCOME. Net income for the Fiscal 2003 Quarter decreased $1.0 million to a loss of $0.6 million from income of $0.4 million in the Fiscal 2002 Quarter. During the Fiscal 2003 Quarter, the favorable impacts of the VARTA acquisition more than offset the increase in interest expense resulting from the new $625 million credit facility entered into to finance the acquisition. The Fiscal 2003 Quarter also included special charges related to restructuring of $9.5 million, after tax, and a non-operating expense of $1.9 million, after tax, reflecting the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility. The Fiscal 2002 Quarter included a $10.0 million, after tax, bad debt expense related to the bankruptcy filing of a key customer.

         SEGMENT RESULTS. The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America, and the Caribbean; Europe/ROW includes continental Europe, the United Kingdom, and all other countries in which we do business. We evaluate segment profitability based on income from operations before corporate expense. Corporate expense includes corporate purchasing expense, general and administrative expense, and research and development expense.

                                                 FISCAL QUARTER
                                                 --------------
NORTH AMERICA                                2003              2002
                                             ----              ----
Revenue from external customers............  $107.2           $122.4
Segment profit.............................    19.7              7.4
Segment profit as a % of net sales.........    18.4%             6.0%
Assets.....................................  $223.7           $249.5

         Our sales to external customers decreased $15.2 million, or 12.4%, to $107.2 million in the Fiscal 2003 Quarter from $122.4 million the previous year due primarily to weakness in alkaline and heavy duty batteries partially offset by improved sales in lighting products and specialty batteries. Alkaline sales decreases of $12.3 million were primarily attributable to a $4.0 million decline in sales to a key customer in bankruptcy, our inability to anniversary $4.0 million in sales to a discontinued low-margin OEM customer in the prior year, and a cautious overall retail inventory environment and continued promotional activity.
Heavy duty sales decreases of $4.6 million reflect reduced distribution and general industry trends. Lighting product sales growth was primarily attributable to the success of new products, while specialty battery sales improvement resulted from higher sales of lithium batteries.

         Our profitability increased $12.3 million to $19.7 million in the Fiscal 2003 Quarter from $7.4 million in the Fiscal 2002 Quarter. The increase in profitability in the Fiscal 2003 Quarter was primarily attributable to a $16.1 million bad debt expense related to the bankruptcy filing of a key customer recorded in the Fiscal 2002 Quarter, partially offset by an increase in operating expenses and a reduction in gross profit due to the sales decrease. Excluding the impacts of the bad debt expense from the prior year, our profitability margins decreased 80 basis points to 18.4% from 19.2% in the same quarter last year.

         Our assets decreased $25.8 million, or 10.3%, to $223.7 million in the Fiscal 2003 Quarter from $249.5 million the previous year. The decrease was primarily attributable to a $15.0 million decrease in receivables primarily reflecting the lower sales volume and timing of collections.

                                              FISCAL QUARTER
                                              --------------
LATIN AMERICA                             2003              2002
                                          ----              ----
Revenue from external customers........    $34.4            $26.0
Segment profit.........................      3.6              3.6
Segment profit as a % of net sales.....     10.5%            13.8%
Assets.................................   $207.5           $212.3

         Our sales to external customers increased $8.4 million, or 32.3% to $34.4 million in the Fiscal 2003 Quarter from $26.0 million in the same period last year. The increase in sales is due to the impact of the VARTA acquisition within the region, partially offset by continued declines caused by unfavorable economic conditions, continued curtailment of shipments to certain distributors and wholesalers who were delinquent in payments, and political uncertainties in Argentina and Venezuela.

         Our profitability was $3.6 million in the Fiscal 2003 Quarter, unchanged from the Fiscal 2002 Quarter. The favorable profit from the VARTA acquisition was offset by declines in profit resulting from lower sales throughout the rest of the region.

         Our assets decreased $4.8 million, or 2.3%, to $207.5 million in the Fiscal 2003 Quarter from $212.3 million the previous year. The acquisition of the VARTA business in Latin America caused asset increases across all asset categories, which was offset by a reduction in accounts receivable reflecting improvements in collections, a decrease in property, plant and equipment reflecting the closure of the Dominican Republic and Mexico manufacturing facilities, partially offset by increases in inventory primarily reflecting the impact of the VARTA acquisition. The closure of the Dominican Republic manufacturing location occurred in Fiscal 2002 and the closure and subsequent write-off of the Mexico manufacturing related assets is included in Special Charges in the Fiscal 2003 Quarter.

                                                    FISCAL QUARTER
                                                    --------------
EUROPE/ROW                                      2003              2002
                                                ----              ----
Revenue from external customers............     $118.6            $13.5
Segment profit.............................       15.0              1.1
Segment profit as a % of net sales.........       12.6%             8.1%
Assets.....................................     $462.0            $30.5

         The Europe/ROW segment was the segment most dramatically impacted by the VARTA acquisition. Increases in sales, segment profitability and assets all reflect the significance of VARTA within the region.

         Profitability as a percent of net sales increased from 8.1% in the Fiscal 2002 Quarter to 12.6% in the Fiscal 2003 Quarter, bringing this segment's profitability percentage more in line with our North America and Latin America segments.

         Intangible assets of $201.8 million, primarily related to the VARTA acquisition, now make up a substantial portion of the asset base within the segment.

         CORPORATE EXPENSE. Our corporate expenses increased $3.8 million, or 44.2%, to $12.4 million in the Fiscal 2003 Quarter from $8.6 million in the Fiscal 2002 Quarter. The increase primarily reflects higher legal expenses associated with a patent infringement litigation, a $1.5 million charge associated with the settlement of such litigation (see further discussion in Part II, Item 1: Legal Proceedings), and a general increase in costs associated with the integration of the VARTA business. As a percentage of total sales, our corporate expense was 4.8% and 5.3% in the Fiscal 2003 and Fiscal 2002 Quarters, respectively.

         SPECIAL CHARGES. The Fiscal 2003 Quarter reflects $15.4 million of special charges related to (i) the closure of the Company's Mexico City, Mexico plant, (ii) the commencement of the closure of operations at the Company's Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center and combination of the two operations into a new leased complex currently being built in Dixon, Illinois, and (iii) a series of restructuring initiatives impacting the Company's sales, marketing, operations and administrative functions in Europe, North America, and Latin America. The amount recorded reflects approximately $6.2 million of employee termination benefits for approximately 600 notified employees, $7.8 million of equipment, inventory, and other asset write-offs, and $1.4 million of other expenses. See also the 2003 Restructuring Summary within Footnote 7 to the Condensed Consolidated Financial Statements.

         INTEREST EXPENSE. Interest expense increased $5.9 million to $10.1 million in the Fiscal 2003 Quarter. The increase in interest expense is due to the increase in debt to finance the VARTA acquisition.

         NON-OPERATING EXPENSE. Non-operating expenses of $3.1 million in the Fiscal 2003 Quarter relates to the write-off of unamortized debt fees associated with the previous credit facility, replaced in conjunction with the VARTA acquisition.

         OTHER INCOME. Other income increased $0.9 million to $1.7 million in the Fiscal 2003 Quarter. The increase in the Fiscal 2003 Quarter was attributable to foreign exchange gains reflecting the favorable impacts of currency valuations, primarily in Europe.

         INCOME TAX EXPENSE. Our effective tax rate was 38.0% for the Fiscal 2003 Quarter, up from the 36.0% during the Fiscal 2002 twelve months. The increase in the effective tax rate from the prior year reflects a larger percentage of our income being derived from higher taxed foreign jurisdictions, reflecting the impact of the VARTA acqusition.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         See discussion in Note 1 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

         For the Fiscal 2003 Quarter, operating activities provided $24.2 million in net cash, flat with the previous year. Within operating cash flow, the Company recognized significantly higher depreciation expense, reflecting the impacts of the VARTA acquisition. The Company also experienced an increase in other non-cash adjustments primarily reflecting the impact of the non-cash restructuring charges and the write-off of the unamortized debt issuance costs in the Fiscal 2003 Quarter. Operating cash flow from changes in working capital decreased $11.0 million versus the previous year primarily reflecting the impact of the VARTA acquisition and the seasonal impacts of sales.

         Net cash used by investing activities increased to $248.1 million for the Fiscal 2003 Quarter, primarily reflecting the VARTA acquisition. Capital expenditures in the Fiscal 2003 Quarter were primarily for improvements to alkaline battery manufacturing and leasehold improvements on the Dixon, Illinois combined packaging and distribution center which is currently under construction. Capital expenditures for Fiscal 2003 are expected to be approximately $28.0 million which will include continued performance upgrades to our alkaline and zinc air manufacturing and packaging operations, leasehold improvements for the Dixon, Illinois facility, and continued investment in technology.

         During the Fiscal 2003 Quarter we granted approximately 1.1 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also granted approximately
0.4 million shares of restricted stock on October 1, 2002, from the 1997 incentive plan, to certain members of management. These shares will vest on September 30, 2005 provided the recipient is still employed by the Company. The total market value of the restricted shares on date of grant totaled approximately $4.8 million and has been recorded as restricted stock as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period.

         We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. The Company's current credit facilities include a revolving credit facility of U.S.$100 million, a revolving credit facility of EUR50 million, a term loan of U.S.$300 million, a term loan of EUR125 million and a term loan of EUR50 million. As of December 29, 2002, the following amounts were outstanding under these facilities: $1.5 million and $273.5 million, respectively, of the U.S. Dollar revolver and term loan and, EUR124.4 million and EUR47.5, respectively, of the Euro term loans. In addition, approximately $10.7 of the remaining availability under the U.S. Dollar revolver was utilized for outstanding letters of credit.

         The Third Amended and Restated Credit Agreement ("Third Restated Agreement"), undertaken to acquire the consumer battery business of VARTA AG, required the Company to transform the German subsidiary acquired from VARTA AG from a GmbH legal structure to a KGaA legal structure on or before December 30, 2002. Subsequent to the quarter ended December 29, 2002, the Third Restated Agreement was amended ("First Amendment") to extend the deadline for transformation to on or before June 30, 2003.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. Statement No. 146 nullifies EITF 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURRED IN A RESTRUCTURING). According to the Statement, commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated fair value. Statement No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company applied the provisions of EITF 94-3 to the restructuring initiatives announced and committed to during the Fiscal 2003 Quarter. Other than potentially impacting the timing of recognition of future exit or disposal activities, the Company believes that the adoption of Statement No. 146 will not have a significant impact on its consolidated financial statements.

         In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION-TRANSITION AND DISCLOSURE-AN AMENDMENT OF FASB STATEMENT NO 123. Statement No. 148 permits two additional transition methods for entities that adopt the fair value based method of accounting for stock-based employee compensation. The Statement requires new disclosures about the ramp-up effect of stock-based employee compensation on reported results. The Statement also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company has not yet decided if it will adopt Statement No. 148 transition methods, but will adopt the interim disclosure provisions for the quarter ending March 30, 2003.

         In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities or investments in such, the Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the Interpretation on its consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

         Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and fairly present the financial position and results of operations of the Company. We believe certain accounting policies are critical to an understanding of our financial statements. There have been no changes in our critical accounting policies since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK FACTORS

         We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

         A discussion of our accounting policies for derivative financial instruments is included in Note 1 "Significant Accounting Policies" in Notes to our Condensed Consolidated Financial Statements.

INTEREST RATE RISK

         We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, EURIBOR primarily affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

FOREIGN EXCHANGE RISK

         We are subject to risk from sales and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Euro, Pounds Sterling, Colombian Pesos, Mexican Pesos, Canadian Dollars, Guatemalan Quetzals, Dominican Pesos, Venezuelan Bolivars, Argentine Pesos, Chilean Pesos and Honduran Lempira. Foreign currency purchases are made primarily in Euro, Pounds Sterling, Colombian Pesos, Mexican Pesos, Dominican Pesos, Guatemalan Quetzals and Honduran Lempira. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

         As of December 29, 2002, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $3.5 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.7 million.

         As of December 29, 2002, there were no outstanding foreign exchange rate derivative instruments.

         As of December 29, 2002, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.5 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.9 million.

FORWARD LOOKING STATEMENTS

         Certain of the information contained in this Quarterly Report on Form 10-Q is not historical and may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking language as "expects," "anticipates," "intends," "believes," "will," "estimate," "should," "may" or other similar terms. In reviewing such information, you should note that such statements are based upon current expectations of future events and projections; our actual results may differ materially from those set forth in such forward-looking statements.

         Important factors that could cause our actual results to differ materially from those contained in this Quarterly Report on Form 10-Q include, without limitation, (1) competitive promotional activity or spending by competitors or price reductions by competitors, (2) the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands, (3) the loss of, or a significant reduction in, sales to a significant retail customer, (4) difficulties or delays in the integration of VARTA's operations, (5) our ability to develop and successfully introduce new products and protect our intellectual property, (6) our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings, (7) the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities, (8) the cost and effect of unanticipated legal, tax or regulatory proceedings, new laws or regulations (including environmental regulations) and insurance coverage, (9) changes in accounting policies applicable to our business, (10) interest rate, exchange rate and raw material price fluctuations, (11) the effects of general economic conditions, including inflation, labor costs and stock market volatility, or changes in trade, monetary or fiscal policies in the countries where we do business, or (12) the effects of political or economic conditions or unrest in Latin America and other international markets.

         Some of the above-mentioned factors are described in further detail in the section entitled "Risk Factors" beginning on page S-10 of our Prospectus Supplement (to Prospectus dated June 20, 2001) filed pursuant to Rule 424(b)(5) with the Securities and Exchange Commission on June 21, 2001. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Quarterly Report on Form 10-Q. If such other factors impact our results or if such assumptions are not correct or do not come to fruition, our actual results may differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

ITEM 4. CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q. Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

         CHANGES IN INTERNAL CONTROLS. Since the evaluation date referred to above, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2002, except as noted below.

         On December 30, 2002, we settled the patent infringement lawsuit filed against us on April 11, 2001 by Eveready Battery Company, Inc. (EVEREADY BATTERY COMPANY V. RAYOVAC CORPORATION, Civil Action No. 1:01CV0475; United States District Court, Northern District of Ohio, Eastern Division). The lawsuit has now been dismissed.

         Regarding the purported class action lawsuits filed against defendants Rayovac Corporation and several of its current and former executive officers and directors (ELI FRIEDMAN V. RAYOVAC CORPORATION, KENNETH V. BILLER, KENT J. HUSSEY, DAVID A. JONES, SCOTT A. SCHOEN, STEPHEN
P. SHANESY, THOMAS R. SHEPHERD, RANDALL J. STEWARD, WARREN C. SMITH, JR., AND MERRELL TOMLIN, Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin), (RICHARD SLATTEN V. RAYOVAC CORPORATION, KENNETH V. BILLER, KENT J. HUSSEY, DAVID A. JONES, SCOTT A. SCHOEN, STEPHEN P. SHANESY, THOMAS R. SHEPHERD, RANDALL J. STEWARD, WARREN C. SMITH, JR., AND MERRELL TOMLIN, Case No. 02 C 0325 C, United States District Court, Western District of Wisconsin) and (DAVID HAYES V. RAYOVAC CORPORATION, KENNETH V. BILLER, KENT J. HUSSEY, DAVID A. JONES, SCOTT A. SCHOEN, STEPHEN P. SHANESY, THOMAS
R. SHEPHERD, RANDALL J. STEWARD, WARREN C. SMITH, JR., MERRELL TOMLIN, AND LUIS CANCIO, Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin) on May 31, 2002, June 11, 2002 and June 28, 2002 respectively and alleging that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, the Court ordered on September 23, 2002 that these three actions to be consolidated into one action. Plaintiffs filed their Consolidated Amended Class Action Complaint on January 10, 2003 (ELI FRIEDMAN V. RAYOVAC CORPORATION, THOMAS H. LEE PARTNERS, LP, KENNETH V. BILLER, KENT J. HUSSEY, DAVID A. JONES, SCOTT A. SCHOEN, STEPHEN P. SHANESY, THOMAS R. SHEPHERD, RANDALL J. STEWARD, WARREN C. SMITH, JR., AND MERRELL TOMLIN, Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin). This Consolidated Amended Class Action Complaint generally alleges, as did the original three complaints, that defendants made various false and misleading statements which had the alleged effect of artificially inflating the price of Rayovac stock during the period from April 26, 2001 until September 19, 2001. Plaintiffs allege that statements by Rayovac during this period in press releases, SEC filings and investor conference calls regarding current sales and forecasted growth were false and misleading due to alleged failures to disclose, among other things: (i) alleged improper sales practices in purported violation of generally accepted accounting principles; (ii) failure to establish sufficient reserves for doubtful receivables; (iii) declining demand; and (iv) risks of doing business in Latin America. The time to respond to the Consolidated Amended Class Action Complaint expires on February 14, 2003. Rayovac and the individual defendents intend to move to dismiss the Consolidated Amended Class Action Complaint in its entirety at that time. Rayovac and the individual defendants believe the claims to be meritless and intend to vigorously defend themselves in the litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

        EXHIBIT
         NUMBER                        DESCRIPTION
          2.1+++ Joint Venture Agreement dated July 28, 2002, by and among the
                 Company, VARTA and ROV German Limited GmbH, as amended.
            3.1+ Amended and Restated Articles of Incorporation of the Company.
         3.2++++ Amended and Restated By-laws of the Company, as amended through
                 July 24, 2002.
            4.1* Specimen certificate representing the Common Stock.
        10.1++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and David A. Jones.
        10.2++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Kent J. Hussey.
        10.3++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Kenneth V. Biller.
        10.4++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Stephen P. Shanesy.
        10.5++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Merrell M. Tomlin.
        10.6++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Luis A. Cancio.
        10.7++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Dr. Paul G. Cheeseman.
        10.8++++ Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward.
        10.9++++ Registered Director's Agreement, effective as of October 1,
                 2002, by and between ROV German Holding GmbH and Remy Burel.
         10.10** Technology, License and Service Agreement between Battery
                 Technologies (International) Limited and the Company, dated
                 June 1, 1991, as amended April 19, 1993, and December 31, 1995.
         10.11** Building Lease between the Company and SPG Partners dated May
                 14, 1985, as amended June 24, 1986, and June 10, 1987.
       10.12**** Amendment, dated December 31, 1998, between the Company and SPG
                 Partners, to the Building Lease, between the Company and SPG
                 Partners, dated May 14, 1985.
       10.13++++ Build-To-Suit Lease Agreement, dated as of May 2, 2002, by and among 200 Corporate Drive, L.L.C., as Landlord, the Company, as
                 Tenant, and Higgins Development Partners, L.L.C., as Developer.
           10.14 Real Estate Lease, dated September 1, 2001, by and between
                 VARTA Geratebatterie GmbH, as Tenant, and Paula
                 Grundstucksverwaltungsgesellschaft mbH & Co. Vermietungs-KG,
                 as Landlord, as amended.
           10.15 Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Geratebatterie GmbH, as Tenant, and ROSATA
                 Grundstucks-Vermietungsgesellschaft mbH & Co. object
                 Dischingin KG, as Landlord, as amended.
        10.16+++ Third Amended and Restated Credit Agreement, dated October 1,
                 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as
                 syndication agent, and Bank of America, N.A., as administrative agent.
           10.17 Amendment No. 1 to Third Amended and Restated Credit Agreement,
                 dated October 1, 2002, by and among the Company, VARTA
                 Geratebatterie GmbH, the lenders party thereto, LaSalle Bank
                 National Association, as documentation agent, Citicorp North
                 America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
        10.18*** Rayovac Corporation 1996 Stock Option Plan.
          10.19* 1997 Rayovac Incentive Plan.
          10.20* Rayovac Profit Sharing and Savings Plan.
           10.21 Rayovac Corporation Supplemental Executive Retirement Plan.




           10.22 Rayovac Corporation Deferred Compensation Plan, as amended.
         10.23++ Technical Collaboration, Sale and Supply Agreement, dated as of
                 March 5, 1998, by and among the Company. Matsushita Battery
                 Industrial Co., Ltd. and Matsushita Electric Industrial Co.,
                 Ltd.
              21 Subsidiaries of the Company.
            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            99.2 Certification of the Chief Financial Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------

             * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the
               Commission.
            ** Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the
               Commission.
           *** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.
          **** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.
             + Incorporated by reference to the Company's Annual Report on Form
               10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.
            ++ Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended March 28, 1998, filed with the Commission on May 5, 1998.
           +++ Incorporated by reference to the Company's Report on Form 8-K filed with the Commission on October 16, 2002.
          ++++ Incorporated by reference to the Company's Report on Form 10-K filed with the Commission on December 16, 2002.

(b) REPORTS ON FORM 8-K. The Company has filed one report on Form 8-K during the three-month period ended December 29, 2002. The report on Form 8-K was dated October 1, 2002, filed on October 16, 2002 and amended on December 16, 2002. The Form 8-K reported the acquisition of substantially all of the consumer battery business of VARTA AG ("VARTA") and the amended Form 8-K contained the audited financial statements of VARTA and certain unaudited pro forma financial information of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 12, 2003

                                   RAYOVAC CORPORATION

                                   /s/ David A. Jones
                                   --------------------------------------------
                                   David A. Jones
                                   Chairman of the Board
                                   and Chief Executive Officer

                                 CERTIFICATIONS

I, David A. Jones, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Rayovac Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

                                            /s/ David A. Jones
                                            -----------------------------------
                                            David A. Jones
                                            Chief Executive Officer

I, Randall J. Steward, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Rayovac Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003

                                         /s/ Randall J. Steward
                                         --------------------------------------
                                         Randall J. Steward
                                         Chief Financial Officer