Form 10-K/A
period 2002-09-30
RAYOVAC CORP
filed 2003-05-02
CIK 1028985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

        On March 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $414,944,914. As of April 30, 2003, there were outstanding 32,461,769 shares of the registrant's Common Stock, $0.01 par value.

Explanatory Note

        This Amendment No. 2 to the Annual Report on Form 10-K (the "Form 10-K") of Rayovac Corporation (the "Company") for the Fiscal Year ended September 30, 2002 is being filed for the purpose of amending and restating Items 7, 11 and 13. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 7, 11 and 13, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 2 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company's Form 10-K is unchanged and is not reproduced in this Amendment No. 2. This report speaks as of the original filing date of the Form 10-K and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

PART II

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

        On October 1, 2002, we acquired the consumer battery business of VARTA AG (VARTA). Our acquisition consisted of the purchase of all of VARTA's consumer battery subsidiaries and business outside of Germany, excluding Brazil, and a controlling ownership and management interest in a new joint venture entity that will operate the VARTA consumer battery business in Germany. The residual interest in the joint venture is held by VARTA AG.

        As a result of the acquisition of the VARTA consumer battery business, we are now selling in more than 100 countries worldwide. We believe that the combination of the two businesses provides us with a strong platform for market growth, improved customer service, and technology advancements for consumers. We are now one of the largest consumer battery companies in the world with the number one market position in Germany, the largest European battery market, number two overall market position in Europe, a stronger number one position in Latin America, excluding Brazil, as well as the leading value brand in North America (all market shares based on management estimates on a unit basis).

        Additional discussion of the acquisition of the VARTA consumer battery business, as well as other significant developments that have impacted our results and may continue to affect our performance is provided below.

Cost Reduction Initiatives

        We continually seek to improve our operational efficiencies, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. Since the beginning of fiscal 2001, we have undertaken various initiatives, which are described below, to reduce manufacturing, operating and other costs, and we believe that we can continue to drive down our cost of goods manufactured with continued focus on cost reduction initiatives.

Fiscal 2001

        In 2001, we closed our Wonewoc, Wisconsin plant and now source lighting products previously made at this plant from third party suppliers. With this closure, we now outsource all of our lighting products. In addition, we outsourced certain manufacturing operations at our Fennimore, Wisconsin plant to accommodate the installation of a new high speed AA size alkaline battery line and discontinued inefficient packaging operations.

        Also in 2001, we closed our zinc carbon battery plants in Tegucigalpa, Honduras and rationalized our manufacturing and distribution processes in the Company's Mexico City, Mexico manufacturing facilities and in our European operations by discontinuing or outsourcing uneconomic product lines or production processes, including the outsourcing of zinc carbon rod manufacturing, and changing uneconomical modes of distribution.

        Finally, in 2001, we engaged in an organizational restructuring in North America and Latin America. As part of this initiative, sales and marketing functions were eliminated and/or consolidated. These cost-reduction initiatives reduced our global workforce by approximately 570 employees.

Fiscal 2002

        In 2002, we closed our Santo Domingo, Dominican Republic manufacturing facility and transferred production of zinc carbon batteries to our Guatemala City, Guatemala manufacturing facility. We also outsourced a portion of our zinc carbon battery production previously manufactured at the Mexico City, Mexico facility.

        The impact and expected impact of the fiscal 2001 and fiscal 2002 cost reduction initiatives on the Company's operations are described below under "Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001—Special Charges."

Recent Developments

        In October 2002, and in conjunction with the acquisition of the VARTA consumer battery business described above under "Introduction" on page 1, we announced a further series of initiatives designed to position the Company and the VARTA consumer battery business for future growth opportunities and to optimize their combined global resources. These VARTA initiatives, which are expected to provide significant benefits to the combined organization, include the renegotiation of certain sourcing arrangements, the elimination of duplicate costs between the Company and the VARTA consumer battery business, and the consolidation of sales and marketing functions.

        In October 2002, we closed our Mexico City, Mexico manufacturing facility. With the closure of the Mexico City, Mexico plant, and prior to the acquisition of the VARTA consumer battery business, the Guatemala City, Guatemala plant became our only remaining zinc carbon manufacturing plant. The consolidation of our zinc carbon capacity within Latin America is consistent with the global market trend away from zinc carbon toward alkaline batteries, and is intended to allow the Company to more closely match our manufacturing capacity to anticipated market demands.

        We also announced the closure of operations at our Madison, Wisconsin packaging center and Middleton, Wisconsin distribution center in October 2002. These facilities will be closed during 2003 and their operations will be combined into a new leased complex being built in Dixon, Illinois. Transition to the new facility is expected by June 2003. The Company anticipates that the relocation to the new leased packaging and distribution center will result in operational changes that are intended to reduce freight and inventory handling costs.

        We expect that all geographies will benefit from decreased costs and expenses resulting from the VARTA initiatives. These initiatives are anticipated to create long-term opportunities for procurement savings resulting from renegotiated raw material and finished good sourcing arrangements and lower operating costs as duplicative administrative and support and sales and marketing functions are consolidated and overlapping functions are eliminated.

        The benefits of the VARTA initiatives are expected to positively impact future gross profit and operating margins, but will be partially offset in the near-term by exit and integration costs, including employee termination benefits and asset impairments associated with the elimination of duplicative functions, an increase in interest expense associated with the acquisition, and increased exposure to foreign currency movements reflecting the Company's expanded global presence. In addition, the acquisition of the VARTA consumer battery business is expected to negatively impact the Company's effective tax rate, as the Company estimates a larger percentage of our income will be generated in higher tax jurisdictions.

        As of the date of the filing of the Company's Annual Report on Form 10-K for fiscal 2002, the Company estimated that it would take a pre-tax restructuring charge of approximately $30-$35 million in fiscal 2003 to reflect the exit and integration costs of the VARTA initiatives. As of the date of the filing of the Company's Amendment No. 2 to the Company's Annual Report on Form 10-K, the Company estimates that pre-tax restructuring charges will be approximately $43 million in fiscal 2003, with the increase in estimate primarily attributable to additional cost reduction initiatives undertaken in North America, the result of pricing changes on the Company's products in response to pricing changes instituted by competitors of the Company. As of the date of the filing of the Company's Annual Report on Form 10-K for fiscal 2002, the Company expected the total cash cost of the exit and integration costs referred to above to be approximately $15-$20 million in fiscal 2003. As of the date of the filing of the Company's Amendment No. 2 to the Company's Annual Report on Form 10-K for fiscal 2002, the Company estimates that the total cash cost will be approximately $25 million in fiscal 2003.

        Cost savings related to the VARTA initiatives are anticipated to be slightly accretive in fiscal 2003 and annual savings are projected to be in the range of $40-$45 million when fully realized by the end of fiscal 2005.

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

        Our profitability increased $4.7 million, or 5.8%, to $85.5 million in fiscal 2002 from $80.8 million the previous year. This increase was attributable to the benefits of the 2001 plant closures and organizational restructurings, as more fully described above under "Cost Reduction Initiatives" on page 1, that lowered operating expenses, and improved gross profit margins. This was partially offset by a $12.0 million bad debt reserve, net of recoveries, resulting from the bankruptcy filing of a key customer.

Latin America

	2001	2002
Revenue from external customers	$118.7	$84.7
Segment profit	16.9	5.3
Segment profit as a % of net sales	14.2%	6.3%

        Our revenue from external customers decreased $34.0 million, or 28.6%, to $84.7 million in fiscal 2002 from $118.7 million the previous year due primarily to decreased sales of zinc carbon batteries. Net sales were impacted by unfavorable economic conditions in Mexico, Argentina and Venezuela, primarily consisting of general weakened market conditions. Also impacting net sales were the curtailment of shipments to certain distributors and wholesalers who were delinquent on payments, general political uncertainties and instability in Argentina and Venezuela, and the unfavorable impacts of currency devaluation which contributed approximately $9.3 million of the sales decline versus fiscal 2001.

        The Company has a business presence in approximately 100 countries throughout the world, all of which are subject to varying degrees of political and economic risk. In fiscal 2002, changes in the economic and political environments in Mexico, Argentina, and Venezuela subjected the Company to varying degrees of political and economic risks. While these markets collectively represent approximately 40.0% and 23.3% of the Company's Latin America segment revenue and total assets, respectively, they collectively represent approximately 6.0% and 8.4% of the Company's consolidated revenue and total assets, respectively.

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

        Our profitability increased $1.0 million, or 24.4%, due primarily to sales growth and a reduction in operating expenses due to the cost reduction initiatives described above under "Cost Reduction Initiatives—Fiscal 2001" on page 2 and the adoption of Statement No. 142, which resulted in lower amortization expense.

        Corporate Expenses.    Our corporate expenses increased $6.6 million, or 26.3%, to $31.7 million in fiscal 2002 from $25.1 million the previous year. The increase was primarily due to higher legal expenses, technology spending, and management incentives.

        Special Charges.    In 2002, we recorded net special charges of $1.2 million related to: (i) the closure of our manufacturing facility in Santo Domingo, Dominican Republic and transfer of production to our Guatemala City, Guatemala manufacturing facility and the outsourcing of a portion of our zinc carbon battery production previously manufactured at our Mexico City, Mexico manufacturing facility, as more fully described above under "Cost Reduction Initiatives—Fiscal 2002" on page 2, and (ii) the reversal of $1.3 million of expenses related to the December 2000 restructuring announcement which were not realized, primarily reflecting a change in estimated termination benefits of $1.0 million, due to lower estimates of outplacement costs and costs attributable to fringe benefits, and the retention of selected employees.

        The closure of the Dominican Republic manufacturing facility and outsourcing of Mexico zinc carbon production resulted in $1.2 million of employee termination benefits for approximately 115 manufacturing employees, $0.9 million of charges from the abandonment of equipment and inventory, net of a change in estimate of $0.4 million, associated with the closing of the manufacturing facility, and $0.3 million of other expenses. The change in estimate reflected our ability to utilize more inventory and manufacturing equipment at our Guatemala City, Guatemala manufacturing location than originally anticipated.

        We consider the cost reduction initiatives undertaken in fiscal 2002 and described above to be complete as of September 30, 2002. The remaining accrued termination benefits were paid before

December 2002. We anticipate that, beginning in 2003, such cost reduction initiatives will generate annual savings which will approximate the cash costs of the restructuring initiatives.

        We recorded special charges of $22.3 million in 2001, reflecting $10.1 million of employee termination benefits for approximately 570 employees, $10.2 million of equipment, inventory, and other asset write-offs, and $2.0 million of other expenses associated with the cost reduction initiatives described above under "Cost Reduction Initiatives—Fiscal 2001" on page 2: (i) an organizational restructuring in the U.S., (ii) the closure of the Tegucigalpa, Honduras facility and the rationalization of our manufacturing and distribution processes in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin manufacturing facility, and (iv) the rationalization of inefficient manufacturing processes, packaging operations and product lines at the Company's Fennimore, Wisconsin manufacturing facility and Madison, Wisconsin packaging location. In addition, "Special Charges" also reflected costs associated with our secondary offering in June 2001.

        We consider the cost reduction initiatives undertaken in fiscal 2001 to be complete and we do not anticipate any further material charges to result from such initiatives.

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

        Our profitability decreased $14.5 million, or 15.2%, to $80.8 million in fiscal 2001 from $95.3 million the previous year. This decrease was primarily attributable to sales volume decreases and operating expense increases partially offset by improved gross profit margins. The operating expense increases were primarily driven by increased distribution costs reflecting fuel surcharges, higher shipping and handling costs and bad debt write-offs due to customer bankruptcies. The improvement in gross profit margins was partially the result of previously announced cost reduction initiatives described under "Cost Reduction Initiatives—Fiscal 2001" on page 2 and a favorable shift in product mix away from lower margin lithium, camcorder, and lighting products to more profitable alkaline and hearing aid batteries.

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

        Special Charges.    We recorded special charges of $22.3 million, reflecting $10.1 million of employee termination benefits for approximately 570 employees, $10.2 million of equipment, inventory, and other asset write-offs, and $2.0 million of other expenses associated with certain of the cost reduction initiatives described above under "Cost Reduction Initiatives—Fiscal 2001" on page 2: (i) an organizational restructuring in the U.S., (ii) the rationalization of our manufacturing and distribution processes in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin manufacturing facility, and (iv) the rationalization of inefficient manufacturing processes, packaging operations and product lines at the Company's Fennimore, Wisconsin, manufacturing facility and Madison, Wisconsin packaging location. In addition, "Special Charges" also reflected costs associated with our secondary offering in June 2001.

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

        The Company enters into various promotional arrangements, primarily with retail customers, which require the Company to estimate total purchases by the customer. In addition, the Company enters into promotional programs, primarily with retail customers, which require the Company to estimate and accrue the estimated costs of the promotional program. The Company monitors its commitments for promotional arrangements and programs, and uses statistical measures and past experience to record a liability for the estimate of the earned, but unpaid, promotional costs. The use of different assumptions would increase or decrease the estimate of the earned, but unpaid, promotional costs and could, therefore, change the liability recorded.

        The Company's trade receivables subject the Company to credit risk which is evaluated based on changing economic, political, and specific customer conditions. The Company assesses these risks and makes provisions for collectibility based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change the estimate of collectibility. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company's credit terms generally range between 30 and 90 days from invoice date, depending upon the Company's evaluation of the customer's financial condition and history. The Company monitors its customers' credit and financial conditions based on changing economic conditions and adjusts its credit policies with respect to any individual customer as it determines appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment, or securing credit insurance. The Company's adjustments to its credit policies may not be effective in reducing the Company's credit risk associated with any particular customer. In 2002, the Company experienced a significant loss resulting from the bankruptcy filing of a large retailer in the United States to which the Company had extended credit in accordance with the Company's credit policy. In the future, the Company may experience additional losses due to changing economic, political and specific customer conditions that may adversely affect collectibility of trade receivables.

        See Notes (2b), (2c), and (2e) to the Consolidated Financial Statements for more information about our Revenue Recognition and Credit policies.

Pensions

        Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets, and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, for 2001 and 2002, the Company used discount rates of 7.5% and 7.0%, respectively. In lowering the discount rate from 2001 to 2002, the Company considered the change in the general market interest rates of debt rated Aaa or Aa by Moody's Investors Service from June 2001 to June 2002 and solicited the advice of its independent actuary. The Company believes the discount rate used is reflective of the rate at which the pension benefits could be effectively settled. The decrease in the Company's discount rate in fiscal 2002 contributed to, but was not entirely responsible for, an increase of approximately $3.1 million in the Company's projected benefit obligation from the end of fiscal 2001 to the end of fiscal 2002.

        Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. In 2001 and 2002, the Company used an expected return on plan assets of 8.5%. Based on the advice of its independent actuary, the Company believes the expected rate of return is reflective of the long-term average rate of earnings expected on the funds invested. An increase in the expected return on plan assets used by the Company would have the effect of decreasing future pension expense. If such expected return were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines, as was experienced in fiscal 2002, our pension liability would increase, ultimately increasing future pension expense.

        See Note 11 to the Consolidated Financial Statements for a more complete discussion of our employee benefit plans.

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

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Other Annual Compensation ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)	All Other Compensation ($)
David A. Jones, Chairman of the Board and Chief Executive Officer	2002 2001 2000	$568,500 568,500 518,500	$186,000 400,000	(1)	$349,400 342,700 260,200	(2) (3) (6)	$1,180,000	(4)	175,000 50,000	$5,741,400	(5)
Kent J. Hussey, President and Chief Operating Officer	2002 2001 2000	385,000 385,000 350,000	42,000	(1)	154,000 125,200 56,500	(7) (8) (9)	826,000	(4)	75,000 50,000 40,000	1,418,500	(5)
Luis A. Cancio, Executive Vice President-Latin America	2002 2001 2000	290,000 293,000 286,000	42,000	(1)	92,600 80,000 33,200	(10) (11) (12)	537,500	(4)	50,000 50,000 50,000
Stephen P. Shanesy, Executive Vice President-North America	2002 2001 2000	290,000 290,000 265,000	48,000	(1)	88,600 84,700	(13) (14)	567,500	(4)	50,000 50,000 35,000	796,200	(15)
Merrell M. Tomlin, Executive Vice President of Global Sales (17)	2002 2001 2000	290,000 290,000 250,000	48,000	(1)	92,000 70,800 32,500	(16) (14) (18)	560,000	(4)	50,000 50,000 35,000	924,600	(5)

(1)
Special cash bonus based on Company performance during the Named Executive Officer's term of employment.
(2)
Includes approximately $127,000 related to a supplemental retirement program, $42,000 related to personal use of the Company aircraft, $88,000 related to interest on the Jones Equity Note (as defined herein) and $63,000 related to a Company provided residence.
(3)
Includes approximately $104,000 related to a supplemental executive retirement program, $80,000 related to personal use of the Company aircraft, $70,000 related to interest on the Executive Note (as defined herein) and $60,000 related to a Company provided residence.
(4)
At September 30, 2002 an aggregate of 277,137 restricted shares were outstanding valued at $3,381,071. Vesting is scheduled for September 30, 2003 on 277,137 shares, of which 44,476 shares have vested as of September 30, 2002. The Company has the discretion to pay or defer dividends, if declared, until the expiration of restrictions.
(5)
Represents compensation from the exercise of stock options.
(6)
Includes approximately $70,000 related to a Company provided residence, $70,000 related to interest on the Executive Note (as defined herein) and $90,000 related to personal use of the Company aircraft.
(7)
Includes approximately $84,000 related to a supplemental executive retirement program.
(8)
Includes approximately $70,000 related to a supplemental executive retirement program.
(9)
Includes approximately $20,000 related to personal use of the Company aircraft and $20,000 related to personal use of a Company provided vehicle.
(10)
Includes approximately $62,000 related to a supplemental executive retirement program.
(11)
Includes approximately $50,000 related to a supplemental executive retirement program.
(12)
Includes approximately $19,200 related to personal use of a Company provided vehicle and approximately $14,000 in contributions to a 401(k) plan.
(13)
Includes approximately $63,000 related to a supplemental executive retirement program.
(14)
Includes approximately $55,000 related to a supplemental executive retirement program.
(15)
Includes approximately $785,200 in compensation from the exercise of stock options and approximately $11,000 related to the purchase of a Company vehicle.
(16)
Includes approximately $63,000 related to a supplemental executive retirement program.
(17)
Mr. Tomlin resigned from his position with the Company in February 2003. Prior to his resignation, Mr. Tomlin served as Executive Vice President of Global Sales.
(18)
Includes approximately $20,000 related to personal use of a Company provided vehicle.

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

Option Grants in Fiscal 2002

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year
			Exercise or Base Price ($/share)
Name				Expiration Date
					5% ($)	10% ($)
David A. Jones	175,000	16.6	$14.50	9/30/2011	$1,595,820	$4,044,121
Kent J. Hussey	75,000	7.1	$14.50	9/30/2011	$683,923	$1,733,195
Luis A. Cancio	50,000	4.7	$14.50	9/30/2011	$455,949	$1,155,463
Stephen P. Shanesy	50,000	4.7	$14.50	9/30/2011	$455,949	$1,155,463
Merrell M. Tomlin (1)	50,000	4.7	$14.50	9/30/2011	$455,949	$1,155,463

(1)
Mr. Tomlin resigned from his position with the Company in February 2003. Prior to his resignation, Mr. Tomlin served as Executive Vice President of Global Sales.

        The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

Aggregated Option Exercises In Fiscal 2002 And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized $	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (Exercisable/Unexercisable)	Value of Unexercised In-the-money Options at Fiscal Year End ($)(1) (Exercisable/Unexercisable)
David A. Jones	—	—	516,431/216,750	$3,968,894/$0
Kent J. Hussey	—	—	174,089/156,770	732,211/0
Luis A. Cancio	—	—	83,250/166,750	0/0
Stephen P. Shanesy	—	—	63,678/154,914	457,604/0
Merrell M. Tomlin (2)	—	—	53,849/154,914	380,839/0

(1)
These values are calculated using the $12.20 per share closing price of the Common Stock as quoted on the NYSE on September 30, 2002.
(2)
Mr. Tomlin resigned from his position with the Company in February 2003. Prior to his resignation, Mr. Tomlin served as Executive Vice President of Global Sales.

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

Supplemental Executive Retirement Plan

        We provide a supplemental executive retirement plan for eligible employees. The Board of Directors determines which employees of the Company are eligible to participate in the plan. Currently, only our Named Executive Officers and certain other executive officers participate in the plan. Pursuant to the plan, we establish an account for each plan participant. Each October 1, we credit the account of each participant by an amount equal to 15% of the participant's salary. In addition, each quarter we credit each account by an amount equal to 2% of the participant's account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of the Company.

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

        Under their respective employment agreements, Mr. Jones is entitled to a base salary of $700,000 per annum, Mr. Hussey is entitled to a base salary of $435,000 per annum, Mr. Shanesy and Mr. Cancio are each entitled to a base salary of $325,000 per annum (such base salaries may be increased from time to time at the discretion of the Board of Directors) and each Named Executive Officer is entitled to an annual bonus based upon our achieving certain annual performance goals established by the Board of Directors. Mr. Tomlin resigned from his position with the Company and terminated his Executive Employment Agreement in February 2003. Prior to his resignation, Mr. Tomlin served as Executive Vice President of Global Sales and was entitled to a base salary of $325,000 per annum and an annual bonus. Pursuant to the terms of a severance agreement, Mr. Tomlin will receive payments from the Company for a two-year period following his resignation from his position with the Company.

        In addition, pursuant to the Jones Employment Agreement, Mr. Jones was paid a bonus of $400,000 in October 2000 as compensation for past services and will be paid an additional bonus of $400,000 on September 30, 2003 and an additional bonus of $2,200,000 on October 1, 2005, should he remain with the Company as of such dates. In addition, the Jones Employment Agreement provides that Mr. Jones will be granted the option to purchase his Rayovac-owned home for one dollar on April 30, 2003. In the event of a "sale" of Rayovac (as defined in the Jones Employment Agreement), Mr. Jones' right to receive the September 30, 2003 bonus and his right to acquire his Rayovac-owned home shall accelerate to the date of the "sale". Pursuant to the terms of a previous employment agreement, Mr. Jones purchased 227,895 shares of Common Stock at approximately $4.39 per share in connection with our 1996 recapitalization. One-half of the purchase price for those shares was paid in cash and one-half was paid with a promissory note from Mr. Jones in the principal amount of $500,000 with an annual interest rate of 7.0% (the "Jones Equity Note"). Mr. Jones receives additional salary at an initial rate of $35,000 annually as long as the Jones Equity Note remains outstanding to reimburse Mr. Jones for the annual interest due on the note and additional salary at a rate of $18,500 annually for miscellaneous expenses.

        The Jones Employment Agreement further provides that, upon termination of Mr. Jones' employment due to death or disability, we will pay him or his estate his base salary for the next 24 months following termination and we will continue to pay him or his estate two times the pro rata portion of his annual bonus. In addition, we will continue to pay him his additional salary at an initial rate of $35,000 annually, as long as the Jones Equity Note is outstanding, and additional salary of $18,500 annually for the duration of the term of his agreement, and he shall be entitled to insurance and other specified benefits for the greater of 24 months or the remainder of the term. In the event Mr. Jones is terminated "without cause" (as defined in the Jones Employment Agreement), he shall continue to be paid his annual bonus for the greater of 24 months or the remainder of the term. Mr. Jones shall also be entitled to receive additional salary at an initial rate of $35,000 annually, as long as the Jones Equity Note is outstanding, and additional salary of $18,500 annually for miscellaneous expenses and insurance and other benefits for the greater of 24 months or the remainder of the term.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In connection with our recapitalization in 1996, we entered into a Management Agreement with Thomas H. Lee Company pursuant to which Thomas H. Lee Company and its affiliates (the "THL Entities") provided consulting and management advisory services to us for an initial period of five years ending September 12, 2001, which period was subsequently extended for an additional one year term. The agreement was not renewed upon expiration in September 2002. Pursuant to the terms of the Management Agreement, in consideration of the consulting and management advisory services provided under the Management Agreement in fiscal 2002, we paid the THL Entities approximately $364,000 in fees and expenses. We believe that the Management Agreement was on terms no less favorable to us than could have been obtained from an independent third party. During the last quarter of fiscal 2002, the THL Entities that held shares of our Common Stock, distributed all of their shares of our Common Stock to their individual limited partners. In addition, during the last quarter of fiscal 2002, two of our directors who were affiliates of the THL Entities resigned as directors of the Company.

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

        On July 20, 2000, the Board of Directors authorized additional loans to Messrs. Jones, Hussey, Shanesy, Tomlin and Cancio of up to the aggregate principal amounts of $1,950,000, $800,000, $200,000, $500,000 and $200,000, respectively. As of August 11, 2000, Messrs. Jones, Hussey, Shanesy, Tomlin and Cancio had each executed a promissory note and, as of September 30, 2002, had drawn aggregate principal amounts of $1,700,000, $750,000, $200,000, $200,000 and $200,000, respectively, under the authorized loan program. Interest on these promissory notes is to be adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. The annual interest rate on each of these notes was 4.6% in fiscal year 2002. Each of these promissory notes is secured by a security interest in shares of our Common Stock (including vested options) owned by the respective borrower.

        Payments of interest on the Executive Notes are due annually and the outstanding principal amount and any unpaid interest on the Executive Notes is payable at maturity. The Jones Equity Note matures in September 2003 and the remaining Executive Notes mature in September 2005.

        The purpose of the loans authorized by the Board of Directors in July 2000 was to provide the executive officers receiving the loans with access to funds as a component of their compensation program. In July 2000, a significant percentage of the stock options and our common stock held by such executive officers was subject to transfer restrictions imposed by a shareholders agreement among the Company, the executive officers and the Thomas H. Lee Company (which agreement expired on September 12, 2002). The loans provided the executive officers with access to alternative funds in light of the restrictions imposed by the shareholders agreement on the equity component of the executives' compensation.

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

RAYOVAC CORPORATION
/s/ RANDALL J. STEWARD Randall J. Steward Chief Financial Officer

DATE: May 2, 2003

CERTIFICATIONS

I, David A. Jones, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Rayovac Corporation;

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

Date: May 2, 2003
/s/ DAVID A. JONES David A. Jones Chief Executive Officer

I, Randall J. Steward, certify that:

  1.
  I have reviewed this annual report on Form 10-K/A of Rayovac Corporation;

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

Date: May 2, 2003
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

QuickLinks

Explanatory Note
PART II
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Signatures
CERTIFICATIONS
Exhibit Index