Form 10-Q/A
period 2002-12-29
RAYOVAC CORP
filed 2003-05-02
CIK 1028985

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                                Amendment No. 1


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


         The number of shares outstanding of the Registrant's common stock, $.01 par value, as of April 30, 2003, was 32,461,769.

                                EXPLANATORY NOTE

         This Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Rayovac Corporation (the "Company") for the quarterly period ended December 29, 2002 is being filed for the purpose of amending and restating Items 1 and 6. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, the complete text of Items 1 and 6, as amended, is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the Company's Quarterly Report on Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. This report speaks as of the original filing date of the Form 10-Q and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date.

PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                               RAYOVAC CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 29, 2002 and September 30, 2002
                                   (Unaudited)
                                 (In thousands)

                                                                                   DECEMBER 29, 2002   SEPTEMBER 30, 2002
                                                                                   -----------------   ------------------

                                         -ASSETS-
        Current assets:
             Cash and cash equivalents                                                   $  22,919          $   9,881
             Receivables                                                                   216,944            136,610
             Inventories                                                                   143,006             84,275
             Prepaid expenses and other                                                     47,412             28,556
                                                                                         ---------          ---------
                    Total current assets                                                   430,281            259,322

        Property, plant and equipment, net                                                 168,681            102,586
        Deferred charges and other, net                                                     69,054             51,900
        Intangible assets, net                                                             324,151            119,425
                                                                                         ---------          ---------
                    Total  assets                                                        $ 992,167          $ 533,233
                                                                                         =========          =========
                             -LIABILITIES AND SHAREHOLDERS' EQUITY-
        Current liabilities:
             Current maturities of long-term debt                                        $  17,524          $  13,400
             Accounts payable                                                              134,309             76,155
             Accrued liabilities                                                            97,620             29,229
                                                                                         ---------          ---------
                    Total current liabilities                                              249,453            118,784

        Long-term debt, net of current maturities                                          465,447            188,471
        Employee benefit obligations, net of current portion                                54,734             24,009
        Other                                                                               44,687             27,176
                                                                                         ---------          ---------
                    Total liabilities                                                      814,321            358,440

        Shareholders' equity:
        Common stock, $.01 par value, authorized 150,000 shares; issued
            61,986 and 61,594 shares, respectively; outstanding 32,450 and
            32,058 shares, respectively                                                        620                616
        Additional paid-in capital                                                         185,608            180,823
        Retained earnings                                                                  148,636            149,221
        Accumulated other comprehensive loss                                               (17,052)           (19,859)
        Notes receivable from officers/shareholders                                         (4,205)            (4,205)
                                                                                         ---------          ---------
                                                                                           313,607            306,596

        Less: Treasury stock, at cost, 29,536 shares                                      (130,070)          (130,070)
        Less: Unearned restricted stock compensation                                        (5,691)            (1,733)
                                                                                         ---------          ---------
                    Total shareholders' equity                                             177,846            174,793
                                                                                         ---------          ---------
                    Total liabilities and shareholders' equity                           $ 992,167          $ 533,233
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

5        NET INCOME PER COMMON SHARE

         Net income per common share for the three months ended December 29, 2002 and December 30, 2001 is calculated based upon the following shares:

                                                                            THREE MONTHS
                                                                      ------------------------
                                                                       2003               2002
                                                                       ----               ----
        Basic...............................................          31,801             31,780
        Effect of restricted stock and assumed
        conversion of options...............................              --                632
                                                                      ------             ------
        Diluted.............................................          31,801             32,412
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
                                          =======      =======       =======


         During the three months ended December 29, 2002, the Company recorded special charges related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, (ii) the commencement of the closure of operations at the Company's Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center and combination of the two operations into a new leased complex currently being built in Dixon, Illinois, and (iii) a series of restructuring initiatives impacting the Company's sales, marketing, operations and administrative functions in Europe, North America, and Latin America. The Company anticipates the move to the new combined distribution and packaging facility will occur in the third quarter of Fiscal 2003 and the closure of the Madison, Wisconsin and Middleton, Wisconsin facilities will be completed during the fourth quarter of Fiscal 2003. The sales, marketing, operations and administrative restructuring initiatives are anticipated to be substantially complete by the end of the fourth quarter of Fiscal 2003.

         The amount recorded includes approximately $6,200 of employee termination benefits for approximately 600 notified employees, and approximately $7,800 of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of the Mexico plant and commencement of the closure of the Company's Wisconsin packaging and distribution locations, and $1,400 of other expenses. A summary of the 2003 restructuring activities follows:


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
                                                                   ========            =====

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS


        EXHIBIT
         NUMBER                        DESCRIPTION
          2.1+++ Joint Venture Agreement dated July 28, 2002, by and among the
                 Company, VARTA and ROV German Limited GmbH, as amended.
            3.1+ Amended and Restated Articles of Incorporation of the Company.
         3.2++++ Amended and Restated By-laws of the Company, as amended through
                 July 24, 2002.
            4.1* Specimen certificate representing the Common Stock.
            10.1 Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and David A. Jones.
        10.2++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Kent J. Hussey.
        10.3++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Kenneth V. Biller.
        10.4++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Stephen P. Shanesy.
        10.5++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Merrell M. Tomlin.
        10.6++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Luis A. Cancio.
        10.7++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Dr. Paul G. Cheeseman.
        10.8++++ Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward.
        10.9++++ Registered Director's Agreement, effective as of October 1,
                 2002, by and between ROV German Holding GmbH and Remy Burel.
         10.10** Technology, License and Service Agreement between Battery
                 Technologies (International) Limited and the Company, dated
                 June 1, 1991, as amended April 19, 1993, and December 31, 1995.
         10.11** Building Lease between the Company and SPG Partners dated May
                 14, 1985, as amended June 24, 1986, and June 10, 1987.
       10.12**** Amendment, dated December 31, 1998, between the Company and SPG
                 Partners, to the Building Lease, between the Company and SPG
                 Partners, dated May 14, 1985.
       10.13++++ Build-To-Suit Lease Agreement, dated as of May 2, 2002, by and among 200 Corporate Drive, L.L.C., as Landlord, the Company, as
                 Tenant, and Higgins Development Partners, L.L.C., as Developer.
      10.14+++++ Real Estate Lease, dated September 1, 2001, by and between
                 VARTA Geratebatterie GmbH, as Tenant, and Paula
                 Grundstucksverwaltungsgesellschaft mbH & Co. Vermietungs-KG,
                 as Landlord, as amended.
      10.15+++++ Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Geratebatterie GmbH, as Tenant, and ROSATA
                 Grundstucks-Vermietungsgesellschaft mbH & Co. object
                 Dischingin KG, as Landlord, as amended.
        10.16+++ Third Amended and Restated Credit Agreement, dated October 1,
                 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as
                 syndication agent, and Bank of America, N.A., as administrative agent.
      10.17+++++ Amendment No. 1 to Third Amended and Restated Credit Agreement,
                 dated October 1, 2002, by and among the Company, VARTA
                 Geratebatterie GmbH, the lenders party thereto, LaSalle Bank
                 National Association, as documentation agent, Citicorp North
                 America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
        10.18*** Rayovac Corporation 1996 Stock Option Plan.
          10.19* 1997 Rayovac Incentive Plan.
          10.20* Rayovac Profit Sharing and Savings Plan.
      10.21+++++ Rayovac Corporation Supplemental Executive Retirement Plan.




      10.22+++++ Rayovac Corporation Deferred Compensation Plan, as amended.
         10.23++ Technical Collaboration, Sale and Supply Agreement, dated as of
                 March 5, 1998, by and among the Company. Matsushita Battery
                 Industrial Co., Ltd. and Matsushita Electric Industrial Co.,
                 Ltd.
         21+++++ Subsidiaries of the Company.
            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            99.2 Certification of the Chief Financial Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------

             * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the
               Commission.
            ** Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the
               Commission.
           *** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.
          **** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.
             + Incorporated by reference to the Company's Annual Report on Form
               10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.
            ++ Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended March 28, 1998, filed with the Commission on May 5, 1998.
           +++ Incorporated by reference to the Company's Current Report on
               Form 8-K filed with the Commission on October 16, 2002.
          ++++ Incorporated by reference to the Company's Annual Report on
               Form 10-K filed with the Commission on December 16, 2002.
         +++++ Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q filed with the Commission on February 12, 2003.

(b) REPORTS ON FORM 8-K. The Company filed one report on Form 8-K during the three-month period ended December 29, 2002. The report on Form 8-K was dated October 1, 2002, filed on October 16, 2002 and amended on December 16, 2002. The Form 8-K reported the acquisition of substantially all of the consumer battery business of VARTA AG ("VARTA") and the amended Form 8-K contained the audited financial statements of VARTA and certain unaudited pro forma financial information of the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 2, 2003

                                   RAYOVAC CORPORATION

                                   /s/ Randall J. Steward
                                   --------------------------------------------
                                   Randall J. Steward
                                   Executive Vice President and
                                   and Chief Financial Officer

                                  EXHIBIT INDEX

        EXHIBIT
         NUMBER                        DESCRIPTION
          2.1+++ Joint Venture Agreement dated July 28, 2002, by and among the
                 Company, VARTA and ROV German Limited GmbH, as amended.
            3.1+ Amended and Restated Articles of Incorporation of the Company.
         3.2++++ Amended and Restated By-laws of the Company, as amended through
                 July 24, 2002.
            4.1* Specimen certificate representing the Common Stock.
            10.1 Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and David A. Jones.
        10.2++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Kent J. Hussey.
        10.3++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Kenneth V. Biller.
        10.4++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Stephen P. Shanesy.
        10.5++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Merrell M. Tomlin.
        10.6++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Luis A. Cancio.
        10.7++++ Amended and Restated Employment Agreement, dated as of October
                 1, 2002, by and between the Company and Dr. Paul G. Cheeseman.
        10.8++++ Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward.
        10.9++++ Registered Director's Agreement, effective as of October 1,
                 2002, by and between ROV German Holding GmbH and Remy Burel.
         10.10** Technology, License and Service Agreement between Battery
                 Technologies (International) Limited and the Company, dated
                 June 1, 1991, as amended April 19, 1993, and December 31, 1995.
         10.11** Building Lease between the Company and SPG Partners dated May
                 14, 1985, as amended June 24, 1986, and June 10, 1987.
       10.12**** Amendment, dated December 31, 1998, between the Company and SPG
                 Partners, to the Building Lease, between the Company and SPG
                 Partners, dated May 14, 1985.
       10.13++++ Build-To-Suit Lease Agreement, dated as of May 2, 2002, by and among 200 Corporate Drive, L.L.C., as Landlord, the Company, as
                 Tenant, and Higgins Development Partners, L.L.C., as Developer.
      10.14+++++ Real Estate Lease, dated September 1, 2001, by and between
                 VARTA Geratebatterie GmbH, as Tenant, and Paula
                 Grundstucksverwaltungsgesellschaft mbH & Co. Vermietungs-KG,
                 as Landlord, as amended.
      10.15+++++ Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Geratebatterie GmbH, as Tenant, and ROSATA
                 Grundstucks-Vermietungsgesellschaft mbH & Co. object
                 Dischingin KG, as Landlord, as amended.
        10.16+++ Third Amended and Restated Credit Agreement, dated October 1,
                 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as
                 syndication agent, and Bank of America, N.A., as administrative agent.
      10.17+++++ Amendment No. 1 to Third Amended and Restated Credit Agreement,
                 dated October 1, 2002, by and among the Company, VARTA
                 Geratebatterie GmbH, the lenders party thereto, LaSalle Bank
                 National Association, as documentation agent, Citicorp North
                 America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
        10.18*** Rayovac Corporation 1996 Stock Option Plan.
          10.19* 1997 Rayovac Incentive Plan.
          10.20* Rayovac Profit Sharing and Savings Plan.
      10.21+++++ Rayovac Corporation Supplemental Executive Retirement Plan.




      10.22+++++ Rayovac Corporation Deferred Compensation Plan, as amended.
         10.23++ Technical Collaboration, Sale and Supply Agreement, dated as of
                 March 5, 1998, by and among the Company. Matsushita Battery
                 Industrial Co., Ltd. and Matsushita Electric Industrial Co.,
                 Ltd.
         21+++++ Subsidiaries of the Company.
            99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            99.2 Certification of the Chief Financial Officer pursuant to 18
                 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-----------

             * Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-35181) filed with the
               Commission.
            ** Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-17895) filed with the
               Commission.
           *** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.
          **** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.
             + Incorporated by reference to the Company's Annual Report on Form
               10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.
            ++ Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q for the quarterly period ended March 28, 1998, filed with the Commission on May 5, 1998.
           +++ Incorporated by reference to the Company's Current Report on
               Form 8-K filed with the Commission on October 16, 2002.
          ++++ Incorporated by reference to the Company's Annual  Report on
               Form 10-K filed with the Commission on December 16, 2002.
         +++++ Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q filed with the Commission on February 12, 2003.

                                 CERTIFICATIONS

I, David A. Jones, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Rayovac Corporation;

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 2, 2003


                                            /s/ David A. Jones
                                            -----------------------------------
                                            David A. Jones
                                            Chief Executive Officer

I, Randall J. Steward, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of Rayovac Corporation;

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 2, 2003


                                         /s/ Randall J. Steward
                                         --------------------------------------
                                         Randall J. Steward
                                         Chief Financial Officer