Form 10-Q
period 2003-03-30
RAYOVAC CORP
filed 2003-05-14
CIK 1028985

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-13615

Rayovac Corporation

(Exact name of registrant as specified in its charter)

Wisconsin	22-2423556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

601 Rayovac Drive, Madison, Wisconsin 53711

(Address of principal executive offices)    (Zip Code)

(608) 275-3340

(Registrant’s telephone number, including area code)

Not Applicable

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

Yes  ☒     No  ☐

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 9, 2003,

was 32,461,769.

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

RAYOVAC CORPORATION

Condensed Consolidated Balance Sheets

March 30, 2003 and September 30, 2002

(Unaudited)

(In thousands)

	March 30, 2003	September 30, 2002
-ASSETS-
Current assets:
Cash and cash equivalents	$14,652	$9,881
Receivables	189,889	136,610
Inventories	145,813	84,275
Prepaid expenses and other	58,055	28,556

Total current assets	408,409	259,322

Property, plant and equipment, net	161,407	102,586
Deferred charges and other, net	73,431	51,900
Intangible assets, net	331,900	119,425
Total assets	$975,147	$533,233

-LIABILITIES AND SHAREHOLDERS’ EQUITY -
Current liabilities:
Current maturities of long-term debt	$14,316	$13,400
Accounts payable	111,747	76,155
Accrued liabilities	110,977	29,229

Total current liabilities	237,040	118,784

Long-term debt, net of current maturities	463,510	188,471
Employee benefit obligations, net of current portion	52,093	24,009
Other	44,707	27,176

Total liabilities	797,350	358,440

Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 61,998 and 61,594 shares, respectively; outstanding 32,462 and and 32,058 shares, respectively	620	616
Additional paid-in capital	185,561	180,823
Retained earnings	148,918	149,221
Accumulated other comprehensive loss	(18,664)	(19,859)
Notes receivable from officers/shareholders	(4,105)	(4,205)

	312,330	306,596

Less: Treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less: Unearned restricted stock compensation	(4,463)	(1,733)

Total shareholders’ equity	177,797	174,793

Total liabilities and shareholders’ equity	$975,147	$533,233

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION

Condensed Consolidated Statements of Operations

For the three and six month periods ended March 30, 2003 and March 31, 2002

(Unaudited)

(In thousands, except per share amounts)

	THREE MONTHS		SIX MONTHS
	2003	2002	2003	2002

Net sales	$202,267	$121,153	$462,489	$283,036
Cost of goods sold	121,057	71,203	278,020	170,354
Special charges	1,585	16	11,290	16
Gross profit	79,625	49,934	173,179	112,666

Selling	42,711	24,612	93,187	52,019
General and administrative	20,517	9,067	43,471	37,634
Research and development	4,051	3,412	7,947	6,630
Special charges	3,561	—	9,246	—
Total operating expenses	70,840	37,091	153,851	96,283

Income from operations	8,785	12,843	19,328	16,383

Interest expense	9,492	4,057	19,594	8,226
Non-operating expense	—	—	3,072	—
Other (income) expense, net	(1,162)	397	(2,849)	(385)

Income (loss) before income taxes	455	8,389	(489)	8,542

Income tax expense (benefit)	173	3,009	(186)	2,760

Net income (loss)	$282	$5,380	$(303)	$5,782

Basic earnings per share
Weighted average shares and equivalents outstanding	31,797	31,767	31,799	31,773

Net income (loss)	$0.01	$0.17	$(0.01)	$0.18

Diluted earnings per share
Weighted average shares and equivalents outstanding	32,474	32,344	31,799	32,378

Net income (loss)	$0.01	$0.17	$(0.01)	$0.18

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION

Condensed Consolidated Statements of Cash Flows

For the six month periods ended March 30, 2003 and March 31, 2002

(Unaudited)

(In thousands)

	SIX MONTHS
	2003	2002

Cash flows from operating activities:
Net (loss) income	$(303)	$5,782
Non-cash adjustments to net income:
Amortization	1,061	930
Depreciation	16,394	9,436
Other non-cash adjustments	3,952	(1,340)
Net changes in assets and liabilities	18,174	16,073

Net cash provided by operating activities	39,278	30,881

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,761)	(7,685)
Proceeds from sale of property, plant and equipment	113	—
Payment for acquisitions, net of cash acquired	(245,130)	—

Net cash used by investing activities	(255,778)	(7,685)

Cash flows from financing activities:
Reduction of debt	(323,719)	(118,868)
Proceeds from debt financing	561,521	94,200
Debt issuance costs	(12,793)	—
Other	(537)	(687)

Net cash provided (used) by financing activities	224,472	(25,355)

Effect of exchange rate changes on cash and cash equivalents	(3,201)	283

Net increase (decrease) in cash and cash equivalents	4,771	(1,876)

Cash and cash equivalents, beginning of period	9,881	11,358

Cash and cash equivalents, end of period	$14,652	$9,482

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1       SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  These financial statements have been prepared by Rayovac Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 30, 2003, and the results of operations and cash flows for the three and six month periods ended March 30, 2003 and March 31, 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2002.  Certain prior and current year amounts have been reclassified to conform with the current presentation.

Revenue Recognition:  The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product is passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; and collectibility is deemed reasonably assured.  The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns.

The Company enters into various promotional arrangements, primarily with retail customers, entitling such retailers to rebates from the Company based on the level of their purchases.  Similarly, the Company enters into promotional programs primarily with retail customers, which require the Company to estimate and accrue the estimated costs of the promotional program as a liability.  In each case, the Company monitors its commitments for promotional arrangements and programs, and uses statistical measures and past experience to determine the liability to be recorded for the estimate of the earned, but unpaid, promotional costs.  Promotional programs, including rebates, and allowances that represent primarily a reduction in price paid by either a retail customer, distributor, wholesaler or ultimate consumer are recorded as a reduction in net sales.

The Company also enters into various contractual arrangements, primarily with retail customers, which require the Company to make an upfront cash, or “slotting” payment, to secure the right to distribute through such customer.  The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the contractual arrangement.  The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in Deferred Charges and Other in the Condensed Consolidated Balance Sheet.

Shipping and Handling Costs:  The Company incurred shipping and handling costs of $11,219 and $5,394 and $24,239 and $12,390 for the three and six months ended March 30, 2003 and March 31, 2002, respectively, which are included in selling expense.  Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

Concentration of Credit Risk:  Trade receivables potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.  The Company monitors its customer’s credit and financial conditions based on changing economic conditions and will make adjustments to credit policies as required.

The Company has a broad range of customers including many large retail outlet chains, one of which previously accounted for in excess of 20% of our sales volume.  Due to the impacts of the VARTA acquisition, see Footnote

9, Acquisitions, this customer represented approximately 8% and 23%, respectively, of our receivables as of March 30, 2003 and September 30, 2002.

After the acquisition of VARTA, approximately 59% of the Company’s sales occur outside of North America.  These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk.  The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

Stock Based Compensation:  The Company has stock option and other stock-based compensation plans which are fully described in the Company’s financial statements and notes thereto as of September 30, 2002.  The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by the Accounting Principles Board’s Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  For stock options granted, no employee compensation cost is reflected in the Company’s results of operations, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock at the grant date.  Results of operations include compensation cost related to grants of restricted stock.

The Company has adopted the disclosure-only provisions of FASB Statement No. 123, (“Statement No. 123”) Accounting for Stock Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  Accordingly, no compensation cost has been recognized in the results of operations for the stock option plans. Had compensation cost for stock options granted been determined based on the fair value at the grant date for awards consistent with an alternative method prescribed by Statement No. 123, the Company’s net (loss) income and earnings per share would have reflected the pro forma amounts indicated below:

Three Months

Six Months

	2003	2002	2003	2002

Net income (loss), as reported	$282	$5,380	$(303)	$5,782

Add: Stock-based compensation expense included in reported net income (loss), net of tax	537	218	1,045	355

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,680)	(1,173)	(3,535)	(2,340)

Pro forma net (loss) income	$(861)	$4,425	$(2,793)	$3,797

Basic earnings per share:
As reported	$0.01	$0.17	$(0.01)	$0.18
Proforma	$(0.03)	$0.14	$(0.09)	$0.12
Diluted earnings per share:
As reported	$0.01	$0.17	$(0.01)	$0.18
Pro forma	$(0.03)	$0.14	$(0.09)	$0.12

The effect of restricted stock and unexercised options outstanding for the three and six month periods ended March 30, 2003 were excluded from the pro forma diluted EPS calculation, as their effect was anti-dilutive.

Adoption of New Accounting Pronouncements:  In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations.  Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company adopted the Statement on October 1, 2002.  Adoption did not have a material effect on the financial statements of the Company.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  The Company adopted the Statement on October 1, 2002.  Adoption did not have a material effect on the financial statements of the Company.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted this Statement on October 1, 2002. As a result, the write-off of unamortized debt issuance costs of $3,072 associated with the replacement of our previous credit facility in October 2002 is classified as non-operating expense in the six month period ending March 30, 2003.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  Statement No. 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  According to the Statement, commitments to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs.  Instead, companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated fair value.  Statement No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities.  Statement No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002.  The Company applied the provisions of EITF 94-3 to the restructuring initiatives announced and committed to during Fiscal 2003 (See 2003 Restructuring summary within Footnote 7).  Other than potentially impacting the timing of recognition of future exit or disposal activities, the Company believes that the adoption of Statement No. 146 will not have a significant impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  This Interpretation addresses, among other things, the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees.  The Company has adopted the disclosure requirements of the Interpretation, and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. Adoption did not have a material effect on the financial statements of the Company.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure provisions of Statement No. 148 as seen above under “Stock-Based Compensation”.

Derivative Financial Instruments:

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income (“OCI”) and as a hedge asset or liability, as applicable.  The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated.  During the three and six month periods ended March 30, 2003, $1,200 and $2,284, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to interest expense.  At March 30, 2003, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows:  4.458% for a notional principal amount of $70,000 through July 2004, 3.974% for a notional principal amount of $70,000 from July 2004 through October 2005, 3.769% for a notional principal amount of $100,000 through August 2004 and 3.799% for a notional principal amount of $100,000 from August 2004 through November 2005.  The derivative net losses on these contracts recorded in OCI at March 30, 2003 was an after-tax loss of $4,840.

The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars, Euros or Pounds Sterling.  These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable.  Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset.  During the three and six month periods ended March 30, 2003, $0 and $11, respectively, of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity.  At March 30, 2003, the Company had no foreign exchange derivative contracts outstanding.

The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments.  These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies.  These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable.  To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable.  Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset.  During the three and six month periods ended March 30, 2003, no such foreign exchange derivative activity occurred.  At March 30, 2003, the Company had no such foreign exchange derivative contracts outstanding.

The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps.  The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable.  The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings.  The swaps effectively fix the floating price on a specified quantity of zinc through a specified date.  During the three and six month periods ended March 30, 2003, $131 and $349, respectively, of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity.  At March 30, 2003, the Company had a series of swap contracts outstanding through September 2004 with a contract value of $11,915. The derivative net losses on these contracts recorded in OCI at March 30, 2003 was an after-tax loss of $224.

2       INVENTORIES

Inventories consist of the following:

	March 30, 2003	September 30, 2002
Raw material	$56,314	$19,893
Work-in-process	27,975	19,004
Finished goods	61,524	45,378
	$145,813	$84,275

3       ACQUIRED INTANGIBLE ASSETS AND GOODWILL

	March 30, 2003			September 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Intangible	Gross Carrying Amount	Accumulated Amortization	Net Intangible

Amortized Intangible Assets

Non-compete agreement	$700	$700	$—	$700	$630	$70
Proprietary technology	525	324	201	525	308	217
	$1,225	$1,024	$201	$1,225	$938	$287

Pension Intangibles
Under-funded pension	$2,744	$—	$2,744	$3,446	$—	$3,446

Unamortized Intangible Assets
Trade names balance as of beginning of year	$90,000	$4,875	$85,125	$90,000	$4,875	$85,125
Trade name acquired during year	143,485	—	143,485	—	—	—
Effect of translation	11,562	—	11,562	—	—	—
Trade names balance as of end of period	$245,047	$4,875	$240,172	$90,000	$4,875	$85,125

	North America	Latin America	Europe/ROW	Total

Goodwill

Balance as of October 1, 2002, net	$1,035	$26,884	$2,648	$30,567
Goodwill acquired during year	1,514	7,025	47,386	55,925
Effect of translation	—	(349)	2,640	2,291
Balance as of March 30, 2003, net	$2,549	$33,560	$52,674	$88,783

The non-compete agreement was amortized on a straight-line basis over 5 years.  The proprietary technology assets are being amortized on a straight-line basis over 15 to 17 years.  The Company has deemed that its trade name intangible assets have indefinite lives because they are expected to generate cash flows indefinitely, the Company has no intention of selling the trade name and there are no legal, regulatory, or contractual provisions that may limit the useful life of the trade name. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually.  The purchase price allocation of the VARTA acquisition is not yet finalized.  Consequently, changes in the purchase price allocation could impact the amount and or segment allocation of goodwill acquired during the year.

During the six months ended March 30, 2003, the Company wrote-off the $702 pension intangible related to the Madison, Wisconsin packaging facility pension plan.  The write-off related to the commencement of the closure of operations at the facility and curtailment of the pension plan and is reflected in Special charges in cost of sales in our results of operations.  See Footnote 7, Other, for further discussion.

The amortization expense for the three and six months ended March 30, 2003 and March 31, 2002 are as follows:

Three Months

Six Months

Amortization Expense	2003	2002	2003	2002
Non-compete and proprietary technology	$43	$43	$86	$86

4       OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income for the three and six months ended March 30, 2003 and March 31, 2002 are as follows:

	Three Months		Six Months
	2003	2002	2003	2002
Net income (loss)	$282	$5,380	$(303)	$5,782
Other comprehensive income:
Foreign currency translation	(1,581)	(4,589)	1,792	(4,209)
Net unrealized loss on available for-sale securities	—	(6)	(110)	(105)
Reclassification adjustment for losses included in net income (loss)	—	—	250	—
Net unrealized (loss) gain on derivative instruments	(31)	1,574	(737)	2,871
Comprehensive (loss) income	$(1,330)	$2,359	$892	$4,339

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of shareholders’ equity.  Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.  The changes in accumulated foreign currency translation for the three and six months ended March 30, 2003 were primarily attributable to the impact of translation of assets and liabilities of our European operations acquired on October 1, 2002 as part of our acquisition of the consumer battery business of VARTA AG.  See Footnote 9, Acquisitions, for additional discussions.

5       NET INCOME PER COMMON SHARE

Net income per common share for the three and six months ended March 30, 2003 and March 31, 2002 is calculated based upon the following shares:

	Three Months		Six Months
	2003	2002	2003	2002
Basic	31,797	31,767	31,799	31,773
Effect of restricted stock and assumed conversion of options	677	577	—	605
Diluted	32,474	32,344	31,799	32,378

The effect of restricted stock and unexercised stock options outstanding for the six-month period ending March 30, 2003 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

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

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites.  The Company believes that any additional liability in excess of the amounts provided of $1,870, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

During 2002, the Company entered into a long-term lease for a facility being built in Dixon, Illinois (see Footnote 7, Other).  Although construction of the building is substantially competed, lease payments have not been fixed for the facility; the Company anticipates the lease payments will be fixed for this facility during the third fiscal quarter of 2003.

The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business.  Such litigation includes shareholder lawsuits.  In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, liquidity or cash flow of the Company.  The suit filed against the Company by Eveready Battery Company was settled in December 2002, and the impact of such settlement is included in results of operations for the six months ended March 30, 2003.

7       OTHER

During Fiscal 2001, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) the closure of the Company’s Tegucigalpa, Honduras facility and the rationalization of our manufacturing and distribution processes in the Company’s Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company’s Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of inefficient manufacturing processes, packaging operations, and product lines at the Company’s Fennimore, Wisconsin, manufacturing facility and Madison, Wisconsin packaging location, and (v) costs associated with the Company’s June 2001 secondary offering.  The amount recorded includes $9,100 of employee termination benefits for approximately 570 notified employees, $9,900 of equipment, inventory, and other asset write-offs, and $2,000 of other expenses.  The Company anticipates the termination benefits and other costs will be completed by September 30, 2003.  A summary of the 2001 restructuring activities follows:

2001 Restructuring Summary

	Termination Benefits	Other Costs	Total

Expense accrued	$5,000	$11,000	$16,000
Change in estimate	4,400	100	4,500
Expense as incurred	700	1,100	1,800
Cash expenditures	(5,800)	(1,300)	(7,100)
Non-cash charges	—	(9,300)	(9,300)
Balance September 30, 2001	$4,300	$1,600	$5,900
Change in estimate	(1,000)	(300)	(1,300)
Cash expenditures	(3,100)	—	(3,100)
Non-cash charges	—	(700)	(700)
Balance September 30, 2002	$200	$600	$800
Cash expenditures	—	(100)	(100)
Balance December 29, 2002	$200	$500	$700
Cash expenditures	(100)	—	(100)
Balance March 30, 2003	$100	$500	$600

During Fiscal 2002, the Company recorded special charges related to: (i) the closure of the Company’s Santo Domingo, Dominican Republic plant and transfer of production to the Company’s Guatemala City, Guatemala manufacturing facility, and (ii) outsourcing a portion of the Company’s zinc carbon battery production previously manufactured at our Mexico City, Mexico manufacturing facility.  The amount recorded includes approximately $1,200 of employee termination benefits for approximately 115 manufacturing employees, $900 of charges from the abandonment of equipment and inventory, net of a change in estimate of $400, associated with the closing of the manufacturing facility, and $300 of other expenses.  The change in estimate reflected our ability to utilize more inventory and manufacturing equipment at our Guatemala City, Guatemala manufacturing location than we originally anticipated.  All activities associated with the 2002 restructuring activities have been completed.  A summary of the 2002 restructuring activities follows:

2002 Restructuring Summary

	Termination Benefits	Other Costs	Total

Expense accrued	$1,200	$1,400	$2,600
Change in estimate	—	(400)	(400)
Expense as incurred	—	200	200
Cash expenditures	(1,100)	(200)	(1,300)
Non-cash charges	—	(1,000)	(1,000)
Balance September 30, 2002	$100	$—	$100
Cash expenditures	(100)	—	(100)
Balance December 29, 2002	$—	$—	$—

During the six months ended March 30, 2003, the Company recorded restructuring charges including: (i) approximately $10,200 of employee termination benefits for approximately 650 notified employees and other costs of approximately $700 associated with the write-off of pension intangible assets reflecting the curtailment of the Company’s Madison, Wisconsin packaging facility pension plan, (ii) approximately $7,400 of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of the Mexico City, Mexico plant and commencement of the closure of the Company’s Wisconsin packaging and distribution locations, (iii) approximately $3,800 of other expenses which include, markdown monies of approximately $1,600 which are included as a reduction of net sales, research and development contract termination costs of approximately $500, and other integration, legal, and facility shutdown expenses incurred.  The change in estimate during the three months ended March 30, 2003 relates primarily to revised estimates for cost reduction initiatives undertaken in the North America and Europe segments.

Special Charges include amounts related to: (i) the closure in October 2002 of the Company’s Mexico City, Mexico plant and integration of production into the Company’s Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses, (ii) the commencement of the closure of operations at the Company’s Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center and combination of the two operations into a new leased complex currently being built in Dixon, Illinois resulting in charges of approximately $3,500, including pension and termination costs of approximately $1,100, fixed asset and inventory impairments of approximately $1,900, and relocation expenses and other shutdown related expenses, and (iii) a series of restructuring initiatives impacting the Company’s sales, marketing, operations and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $10,800, including termination benefits of approximately $8,400, inventory and asset impairments of approximately $1,200, research and development contract termination costs of approximately $500, and other costs primarily reflecting integration, legal, and other expenses.

The Company anticipates the move to the new combined distribution and packaging facility will occur in the third quarter of Fiscal 2003 and the closure of the Madison, Wisconsin and Middleton, Wisconsin facilities will be completed during the fourth quarter of Fiscal 2003.  The sales, marketing, operations and administrative restructuring initiatives are expected to be substantially complete by the end of the fourth quarter of Fiscal 2003.

2003 Restructuring Summary

	Termination Benefits	Other Costs	Total

Expense accrued	$6,200	$9,000	$15,200
Expense as incurred	—	200	200
Cash expenditures	(2,300)	(200)	(2,500)
Non-cash charges	—	(5,600)	(5,600)
Balance December 29, 2002	$3,900	$3,400	$7,300
Change in estimate	3,600	300	3,900
Expense as incurred	400	2,400	2,800
Cash expenditures	(1,800)	(800)	(2,600)
Non-cash charges	—	(500)	(500)
Balance March 30, 2003	$6,100	$4,800	$10,900

8       SEGMENT INFORMATION

The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/Rest of World (“Europe/ROW”) includes continental Europe, the United Kingdom, and all other countries in which the Company does business.

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

Segment information for the three and six months ended March 30, 2003 and March 31, 2002 is as follows:

Three Months

Six Months

2003

2002

2003

2002

Revenues from external customers
Europe/ROW	$97,657	$13,023	$216,290	$26,552
North America	78,883	89,752	186,028	212,117
Latin America	25,727	18,378	60,171	44,367

Total segments	$202,267	$121,153	$462,489	$283,036

	Three Months		Six Months
	2003	2002	2003	2002
Inter segment revenues
Europe/ROW	$891	$730	$1,522	$1,172
North America	7,788	7,695	15,520	17,872
Latin America	—	1,972	—	3,749

Total segments	$8,679	$10,397	$17,042	$22,793

Three Months

Six Months

	2003	2002	2003	2002

Segment profit
Europe/ROW	$8,419	$1,108	$23,430	$2,252
North America	11,024	17,752	30,729	25,107
Latin America	2,279	504	5,846	4,146

Total segments	21,722	19,364	60,005	31,505

Corporate	7,791	6,505	20,141	15,106
Special charges	5,146	16	20,536	16
Interest expense	9,492	4,057	19,594	8,226
Non-operating expense	—	—	3,072	—
Other (income) expense, net	(1,162)	397	(2,849)	(385)

Income (loss) before income taxes	$455	$8,389	$(489)	$8,542

	March 30, 2003	March 31, 2002

Segment assets
Europe/ROW	$434,724	$29,305
North America	240,479	232,287
Latin America	198,242	202,054

Total segments	$873,445	$463,646

Corporate	101,702	43,991

Total assets at period end	$975,147	$507,637

9       ACQUISITIONS

On October 1, 2002, the Company acquired the consumer battery business of VARTA AG (VARTA) for approximately $262 million Euro.  As a result of the acquisition, the Company plans to optimize the global resources of the combined Rayovac and VARTA companies through the utilization of economies of scale and other initiatives (See 2003 Restructuring Summary within Footnote 7).

The results of VARTA’s operations, since the acquisition on October 1, 2002, are included in the condensed consolidated financial statements for Fiscal 2003.  The Company has not yet finalized the purchase price allocation for the acquisition.

In connection with the acquisition, the Company entered into an Amended and Restated Credit Agreement (“Third Restated Agreement”) which replaced the previous credit agreement.  The Third Restated Agreement provided for senior bank facilities, including term and revolving credit facilities in an initial aggregate amount (assuming an exchange rate of Euro to Dollar of 1 to 1) of approximately $625 million.  The Third Restated Agreement includes a $100 million seven-year revolving credit facility, a EUR 50 million seven-year revolving facility, a $300 million seven-year amortizing term loan, a EUR 125 million seven-year amortizing term loan and a EUR 50 million six-year amortizing term loan.  The U.S. Dollar revolving credit facility may be increased, at the Company’s option, by up to $50 million.  A non-operating charge of $3,072 was recorded in the six month period ended March 30, 2003 for the write-off of unamortized debt fees related to the previous debt agreement.

Supplemental Pro Forma information:  The following reflects the Company’s pro forma results had the results of the VARTA business been included in the Fiscal 2002 Three and Six Months.

Three Months

Six Months

2003

2002

2003

2002

Net Sales
Reported net sales	$202,267	$121,153	$462,489	$283,036
Pro forma adjustments	—	87,454	—	197,824

Pro forma net sales	$202,267	$208,607	$462,489	$480,860

Net income (loss)
Reported net income (loss)	$282	$5,380	$(303)	$5,782
Pro forma adjustments	—	(1,322)	—	3,072

Pro forma net income (loss)	$282	$4,058	$(303)	$8,854

Basic Earnings Per Share
Reported net income (loss)	$0.01	$0. 17	$(0.01)	$0.18
Pro forma adjustments	—	(0.04)	—	0.10

Pro forma net income (loss)	$0.01	$0.13	$(0.01)	$0.28

Diluted Earnings Per Share
Reported net income (loss)	$0.01	$0.17	$(0.01)	$0.18
Pro forma adjustments	—	(0.04)	—	0.09

Pro forma net income (loss)	$0.01	$0.13	$(0.01)	$0.27

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Quarter and Six Months Ended March 30, 2003 Compared to

Fiscal Quarter and Six Months Ended March 31, 2002

Year over year historical comparisons are influenced by our October 1, 2002 acquisition of the consumer battery business of VARTA AG (“VARTA”), which is included in our current year but not prior year results.  See Footnote 9, Acquisitions, to the Condensed Consolidated Financial Statements for supplemental pro forma information providing additional year over year comparisons of the impacts of the VARTA acquisition.

Net Sales.  Net sales for the three months ended March 30, 2003 (the “Fiscal 2003 Quarter”) increased $81.1 million, or 66.9%, to $202.3 million from $121.2 million in the three months ended March 31, 2002 (the “Fiscal 2002 Quarter”).  Net sales for the six months ended March 30, 2003 (the “Fiscal 2003 Six Months”) increased $179.5 million, or 63.4%, to $462.5 million from $283.0 million in the six months ended March 31, 2002 (the “Fiscal 2002 Six Months”).  The sales increase is attributable to the VARTA acquisition for both the fiscal quarter and six month period.   Aside from the impact of the acquisition, both the Latin America and North America segments experienced declines in net sales versus the Fiscal 2002 Quarter and Fiscal 2002 Six Months.

Operating Income.  Our income from operations decreased $4.0 million to $8.8 million in the Fiscal 2003 Quarter from $12.8 million in the same period last year.  The decrease was primarily attributable to $5.1 million in special charges reflecting a series of restructuring initiatives announced in October 2002 and implemented during the quarter (see also footnote 7 to the Condensed Consolidated Financial Statements), and a $6.8 million decrease in North America segment profitability discussed below.  These decreases were partially offset by the profitability associated with the VARTA acquisition.

Our income from operations increased $2.9 million to $19.3 million in the Fiscal 2003 Six Months from $16.4 million in the Fiscal 2002 Six Months.  The Fiscal 2003 Six Months includes $20.5 million in special charges (see discussion in footnote 7 to the Condensed Consolidated Financial Statements), and the Fiscal 2002 Six Months includes a $16.1 million bad debt expense related to the bankruptcy filing of a North America segment customer.  Aside from these significant items, the increase in operating income is primarily due to the profitability associated with the VARTA acquisition, offset by the decline in profitability within the North America segment, discussed in more detail below.

Net Income.  Net income for the Fiscal 2003 Quarter decreased $5.1 million to $0.3 million from $5.4 million in the Fiscal 2002 Quarter.  The Fiscal 2003 Quarter decrease was due primarily to the special charges of $3.2 million, after tax, an increase in interest expense of $3.3 million, after tax, and the decline of North America profitability, partially offset by the profitability associated with the VARTA acquisition.

Net income for the Fiscal 2003 Six Months decreased $6.1 million to a net loss of $0.3 million from a net income of $5.8 million in the Fiscal 2002 Six Months.  The Fiscal 2003 Six Months includes special charges of $12.7 million, after tax, and non-operating expense of $1.9 million, after tax, reflecting the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility.  The Fiscal 2002 Six Months includes a $10.0 million, after tax, bad debt expense related to the bankruptcy filing of a North America segment customer.  Aside from these significant items, the remaining $1.5 million decrease in net income is due to the decrease in profitability within the North America segment, partially offset by profitability associated with the VARTA acquisition.

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

	Fiscal Quarter		Six Months
	2003	2002	2003	2002
Europe/ROW

Revenue from external customers	$97.7	$13.0	$216.3	$26.5
Segment profit	8.4	1.1	23.4	2.2
Segment profit as a % of net sales	8.6%	8.5%	10.8%	8.3%
Assets	$434.7	$29.3	$434.7	$29.3

The Europe/ROW segment was the segment most dramatically impacted by the VARTA acquisition.  Increases in sales, segment profitability and assets all reflect the significance of VARTA within the region and the impact of foreign currency movements.  Intense sales, marketing, operational and administrative integration activities are underway within the region making identification of variation causal factors difficult.

Profitability as a percent of net sales increased from 8.5% in the Fiscal 2002 Quarter to 8.6% in the Fiscal 2003 Quarter, and from 8.3% in the Fiscal 2002 Six Months to 10.8% in the Fiscal 2003 Six Months.

Intangible assets of $207.7 million, primarily related to the VARTA acquisition, now make up a substantial portion of the asset base within the segment.  The purchase price allocation for the VARTA acquisition is not yet finalized.

	Fiscal Quarter		Six Months
	2003	2002	2003	2002
North America

Revenue from external customers	$78.8	$89.8	$186.0	$212.1
Segment profit	11.0	17.8	30.7	25.1
Segment profit as a % of net sales	14.0%	19.8%	16.5%	11.8%
Assets	$240.5	$232.3	$240.5	$232.3

Our sales to external customers decreased $11.0 million, or 12.2%, to $78.8 million in the Fiscal 2003 Quarter from $89.8 million the previous year due primarily to weakness in alkaline, heavy duty batteries, and rechargeable alkaline, partially offset by improved sales in lighting products and hearing aid batteries.   Alkaline sales decreases of $8.2 million were caused by intense competitive promotional pricing activity in this battery category and include approximately $1.6 million in retailer markdown programs associated with the Company’s new alkaline pricing program announced during the Fiscal 2003 Quarter.  Heavy duty sales decreased $2.0 million compared to last year due to reduced distribution and general marketplace trends away from the use of this type of battery.  Rechargeable battery sales also decreased $2.1 million compared to last year due to lower sales in advance of the IC-3 rechargeable battery system launch expected later in Fiscal 2003.   Hearing aid battery and lighting product sales increased $0.6 million and $0.9 million, respectively, due to overall category strength and new product introductions.

In the Fiscal 2003 Six Months, our sales to external consumers decreased $26.1 million, or 12.3%, to $186.0 million from $212.1 million in the previous year.  The sales decrease was primarily attributable to alkaline sales, which decreased $20.5 million compared to last year caused by a $6.3 million decline in post-bankruptcy sales to a customer, our inability to anniversary $4.0 million in sales to a discontinued low-margin OEM customer in the prior year, approximately $1.6 million in retailer markdown programs announced during the Fiscal 2003 Quarter, and intense competitive promotional pricing activities.

Our profitability decreased $6.8 million to $11.0 million in the Fiscal 2003 Quarter from $17.8 million in the Fiscal 2002 Quarter.  The decrease in profitability was caused primarily by the decrease in sales, compounded by an unfavorable product and customer mix, retailer markdown programs discussed above, and higher distribution expenses. As a result, our profitability margins decreased 580 basis points to 14.0% from 19.8% in the same quarter last year.

For the Fiscal 2003 Six Months, our profitability increased $5.6 million to $30.7 million.  The increase in profitability in the Fiscal 2003 Six Months was primarily attributable to a $16.1 million bad debt expense related to the bankruptcy filing of a key customer recorded in the Fiscal 2002 Six Months, partially offset by a reduction in gross profit due to the current year sales decrease and increases in distribution and marketing expenses.  Excluding the impacts of the bad debt expense in the prior year and due to the other reasons mentioned above, our profitability margins decreased 290 basis points to 16.5% for the Fiscal 2003 Six Months from 19.4% in the prior year period.

Our assets increased $8.2 million, or 3.5%, to $240.5 million in the Fiscal 2003 Quarter from $232.3 million the previous year.  The increase was primarily attributable to a $8.5 million increase in inventory primarily reflecting the lower sales volume.

	Fiscal Quarter		Six Months
	2003	2002	2003	2002
Latin America

Revenue from external customers	$25.7	$18.4	$60.2	$44.4
Segment profit	2.3	0.5	5.8	4.1
Segment profit as a % of net sales	8.9%	2.7%	9.6%	9.2%
Assets	$198.2	$202.1	$198.2	$202.1

Our sales to external customers increased $7.3 million, or 39.7% to $25.7 million in the Fiscal 2003 Quarter from $18.4 million in the same period last year.  In the Fiscal 2003 Six Months, our sales to external customers increased $15.8 million, or 35.6%, to $60.2 million from $44.4 million in the previous year.  For both the Fiscal 2003 Quarter and Fiscal 2003 Six Months, the increase in sales is due to the impact of the VARTA acquisition within the region, strength within Central America, which includes Guatemala, Honduras, El Salvador and Costa Rica, partially offset by continued declines caused by unfavorable economic conditions, continued curtailment of shipments to certain distributors and wholesalers who were delinquent in payments, and political uncertainties in Argentina and Venezuela, and the unfavorable impacts of foreign currency movements.

Our profitability was $2.3 million in the Fiscal 2003 Quarter, an increase of $1.8 million, from $0.5 million in the previous year.  Our profitability increased $1.7 million to $5.8 million for the Fiscal 2003 Six Months.  For both the Fiscal 2003 Quarter and Fiscal 2003 Six Months, the favorable profit from the VARTA acquisition was offset by declines in profit resulting from lower sales throughout much of the rest of the region.

Our assets decreased $3.9 million, or 1.9%, to $198.2 million in the Fiscal 2003 Quarter from $202.1 million the previous year.  The acquisition of the VARTA business in Latin America resulted in asset increases across all asset categories, which was offset by a reduction in accounts receivable reflecting improvements in collections, a decrease in property, plant and equipment reflecting the closure of the Dominican Republic and Mexico manufacturing facilities, partially offset by increases in inventory primarily reflecting the impact of the VARTA acquisition.  The closure of the Dominican Republic manufacturing location occurred in Fiscal 2002 and the closure and subsequent write-off of the Mexico manufacturing related assets is included in Special Charges in the Fiscal 2003 Six Months (see footnote 7 of the Condensed Consolidated Financial Statements).  It should be noted that the purchase price allocation for the VARTA acquisition is not yet finalized.

Corporate Expense.  Our corporate expenses increased $1.3 million, or 20.0%, to $7.8 million in the Fiscal 2003 Quarter from $6.5 million in the Fiscal 2002 Quarter.  Due to the higher sales associated with the VARTA acquisition, our corporate expense as a percentage of sales decreased to 3.9% in the Fiscal 2003 Quarter from 5.4% in the Fiscal 2002 Quarter. The dollar increase in expense reflects a general increase in costs associated with the integration of the VARTA businesses and other increases in compensation expense.

For the Fiscal Six Months, corporate expenses increased $5.0 million, or 24.9%, to $20.1 million from $15.1 million in the Fiscal 2002 Six Months.  As a percentage of sales, our corporate expense was 4.3% and 5.3% in the Fiscal 2003 and Fiscal 2002 Six Months, respectively.  The Fiscal 2003 Six Months corporate expense includes higher legal expense associated with patent infringement litigation, a $1.5 million net charge associated with the settlement of such litigation, and generally higher costs associated with the integration of the VARTA businesses and other increases in compensation expense.

Special Charges.  The Fiscal 2003 Quarter reflects approximately $5.1 million of special charges related to: (i) European integration initiatives of $0.7 million, primarily reflecting termination costs, (ii) North America restructuring initiatives of $0.9 million primarily reflecting relocation expenses, inventory impairments, and termination benefits associated with the relocation of our Madison, Wisconsin packaging facility to our new combined distribution and packaging facility in Dixon, Illinois, (iii) North America and Corporate restructuring initiatives of $3.3 million, including approximately $2.8 million of termination benefits and $0.5 million of other expenses, and (iv) Latin America integration initiatives of $0.2 million, primarily reflecting termination benefits associated with the integration of our Mexico and Colombia businesses.

The Fiscal 2003 Six Months reflects $20.5 million of special charges related to: (i) European integration initiatives of approximately $3.0 million, primarily reflecting termination benefits of approximately $1.4 million, inventory and asset impairments of approximately $1.2 million, and other integration costs, (ii) North America restructuring initiatives of approximately $3.5 million, including pension and termination costs of approximately $1.1 million, fixed asset and inventory impairments of approximately $1.9 million, and relocation expenses and other shutdown expenses associated with the relocation of our Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution facility to our new leased distribution and packaging facility in Dixon, Illinois, (iii) North America and Corporate restructuring initiatives of approximately $5.5 million, including approximately $5.0 million of termination benefits and research and development contract termination costs of approximately $0.5 million, (iv) Latin America restructuring initiatives of approximately $6.2 million reflecting the closure of our Mexico City, Mexico manufacturing location, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.3 million, and other shutdown related expenses, and (v) other Latin America integrations initiatives of $2.3 million, primarily reflecting termination benefits of approximately $2.0 million associated with the integration of our Mexico and Colombia businesses and other integration related expenses.

Interest Expense.  Interest expense increased $5.4 million to $9.5 million in the Fiscal 2003 Quarter and $11.4 million to $19.6 million in the Fiscal 2003 Six Months.  The increase in interest expense is due to the increase in debt to finance the VARTA acquisition.

Non-Operating expense.  Non-operating expense of $3.1 million in the Fiscal 2003 Six Months relates to the write-off of unamortized debt fees associated with the previous credit facility, replaced in conjunction with the VARTA acquisition.

Other (Income) Expense.  Other (income) expense, net, increased $1.6 million to income of $1.2 million in the Fiscal 2003 Quarter.  Other income increased $2.5 million to $2.8 million in the Fiscal 2003 Six Months. The increase in the Fiscal 2003 Quarter and Fiscal 2003 Six Months was attributable to foreign exchange gains reflecting the favorable impacts of currency valuations, primarily in Europe.

Income Tax Expense.  Our effective tax rate was 38.0% for the Fiscal 2003 Quarter and Fiscal 2003 Six Months, an increase from 36.0% during the Fiscal 2002 Twelve Months.  The increase in the effective tax rate from the prior year reflects a larger percentage of our income being derived from higher taxed foreign jurisdictions, reflecting the impact of the VARTA acquisition.

Adoption of New Accounting Pronouncements

See discussion in Note 1 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

For the Fiscal 2003 Six Months, operating activities provided $39.3 million in net cash, an increase of $8.4 million over last year.  Within operating cash flow, the Company recognized significantly higher depreciation expense, reflecting the impacts of the VARTA acquisition.  The Company also experienced an increase in other non-cash adjustments primarily reflecting the impact of the non-cash restructuring charges and the write-off of the unamortized debt issuance costs in the Fiscal 2003 Six Months.  Operating cash flow from changes in working capital increased $2.1 million versus the previous year primarily reflecting the impact of the VARTA acquisition.

Net cash used by investing activities increased to $255.8 million for the Fiscal 2003 Six Months, primarily reflecting the VARTA acquisition.  Capital expenditures in the Fiscal 2003 Six Months were primarily for improvements to alkaline battery manufacturing and leasehold improvements on the Dixon, Illinois leased packaging and distribution center which is currently under construction.  Capital expenditures for Fiscal 2003 are expected to be approximately $28.0 million which will include continued performance upgrades to our alkaline and zinc air manufacturing and packaging operations, leasehold improvements for the leased Dixon, Illinois facility, and continued investment in technology.

During the Fiscal 2003 Six Months we granted approximately 1.2 million options to purchase shares of common stock to various employees of the company.  All grants have been at an exercise price equal to the market price of the common stock on the date of the grant.  We also granted approximately 0.4 million shares of restricted stock on October 1, 2002, from the 1997 incentive plan, to certain members of management.  These shares will vest on September 30, 2005 provided the recipient is still employed by the Company.  The total market value of the restricted shares on date of grant totaled approximately $4.8 million and has been recorded as restricted stock as a separate component of shareholders’ equity.  Unearned compensation is being amortized to expense over the three-year vesting period.  During the Fiscal 2003 Quarter, shares with a value of approximately $0.3 million on the grant date were forfeited.

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.  The Company’s current credit facilities include a revolving credit facility of U.S.$100 million, a revolving credit facility of EUR 50 million, a term loan of U.S. $300 million, a term loan of EUR 125 million and a term loan of EUR50 million.  As of March 30, 2003, the following amounts were outstanding under these facilities: $0 and $267.0 million, respectively, of the U.S. Dollar revolver and term loan and, EUR 123.8 million and EUR 45.0, respectively, of the Euro term loans.  In addition, approximately $5.9 million of the remaining availability under the U.S. Dollar revolver was utilized for outstanding letters of credit.

The Third Amended and Restated Credit Agreement (“Third Restated Agreement”), undertaken to acquire the consumer battery business of VARTA AG, required the Company to transform the German subsidiary acquired from VARTA AG from a GmbH legal structure to a KGaA legal structure on or before December 30, 2002.  Subsequent to the quarter ended December 29, 2002, the Third Restated Agreement was amended (“First Amendment”) to extend the deadline for transformation to on or before June 30, 2003.

Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities.  The interpretation applies immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  For existing variable interest entities or investments in such, the interpretation applies in the first fiscal year or interim period beginning after June 15, 2003.  The Company believes that the adoption of Interpretation No. 46 will not have a significant impact on its consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  FASB Statements No.133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities.  Statement No. 149 amends Statement No. 133 for certain decisions by the FASB board as part of the Derivatives Implementation Group (“DIG”) process.  Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and is effective for hedging relationships designated after June 30, 2003, except for certain transition and effective dates relating to other amendments that principally resulted from the DIG process. The Company is currently evaluating the impact of Statement No. 149 on its consolidated financial statements.

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and fairly present the financial position and results of operations of the Company. We believe the following accounting policies are critical to an understanding of our financial statements.  There have been no significant changes in our critical accounting policies since the filing of Rayovac’s Annual Report on Form 10-K, and amendments thereto, for its fiscal year ended September 30, 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 1 “Significant Accounting Policies” in Notes to our Condensed Consolidated Financial Statements.

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, and EURIBOR primarily affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

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

As of March 30, 2003, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $4.8 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $2.1 million.

As of March 30, 2003, there were no outstanding foreign exchange rate derivative instruments.

As of March 30, 2003, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.1 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.3 million.

Forward Looking Statements

Certain of the information contained in this Quarterly Report on Form 10-Q is not historical and may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking language as “expects,” “anticipates,” “intends,” “believes,” “will,” “estimate,” “should,” “may” or other similar terms. In reviewing such information, you should note that such statements are based upon current expectations of future events and projections; our actual results may differ materially from those set forth in such forward-looking statements.

Important factors that could cause our actual results to differ materially from those contained in this Quarterly Report on Form 10-Q include, without limitation, (1) competitive promotional activity or spending by competitors or price reductions by competitors, (2) the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands, (3) the loss of, or a significant reduction in, sales to a significant retail customer, (4) difficulties or delays in the integration of VARTA’s operations, (5) our ability to develop and successfully introduce new products and protect our intellectual property, (6) our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings, (7) the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities, (8) the cost and effect of unanticipated legal, tax or regulatory proceedings, new laws or regulations (including environmental regulations) and insurance coverage, (9) changes in accounting policies applicable to our business, (10) interest rate, exchange rate and raw material price fluctuations, (11) the effects of general economic conditions, including inflation, labor costs and stock market volatility, or changes in trade, monetary or fiscal policies in the countries where we do business, or (12) the effects of political or economic conditions or unrest in Latin America and other international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” beginning on page S-10 of our Prospectus Supplement (to Prospectus dated June 20, 2001) filed pursuant to Rule 424(b)(5) with the Securities and Exchange Commission on June 21, 2001. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Quarterly Report on Form 10-Q. If such other factors impact our results or if such assumptions are not correct or do not come to fruition, our actual results may differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no significant changes in the status of Rayovac’s legal proceedings since the filing of Rayovac’s Annual Report on Form 10-K for its fiscal year ended September 30, 2002, except as noted in Rayovac’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002 or as noted below.

Regarding the purported class action lawsuits filed against defendants Rayovac Corporation and several of its current and former executive officers and directors (Eli Friedman v. Rayovac Corporation, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin, Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin), (Richard Slatten v. Rayovac Corporation, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin, Case No. 02 C 0325 C, United States District Court, Western District of Wisconsin) and (David Hayes v. Rayovac Corporation, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., Merrell Tomlin, and Luis Cancio, Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin) on May 31, 2002, June 11, 2002 and June 28, 2002 respectively and alleging that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, the Court ordered on September 23, 2002 that these three actions be consolidated into one action.  Plaintiffs filed their Consolidated Amended Class Action Complaint on January 10, 2003 (Eli Friedman v. Rayovac Corporation, Thomas H. Lee Partners, LP, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin, Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin).  This Consolidated Amended Class Action Complaint generally alleges, as did the original three complaints, that defendants made various false and misleading statements which had the alleged effect of artificially inflating the price of Rayovac stock during the period from April 26, 2001 until September 19, 2001. Plaintiffs allege that statements by Rayovac during this period in press releases, SEC filings and investor conference calls regarding current sales and forecasted growth were false and misleading due to alleged failures to disclose, among other things: (i) alleged improper sales practices in purported violation of generally accepted accounting principles; (ii) failure to establish sufficient reserves for doubtful receivables; (iii) declining demand; and (iv) risks of doing business in Latin America.  Rayovac and the individual defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint in its entirety on February 10, 2003.  This Motion is currently under consideration by the Court.  Rayovac and the individual defendants believe the claims to be meritless and intend to vigorously defend themselves in the litigation.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  Please refer to the Exhibit Index on page 27.

(b)           Reports on Form 8-K.  The Company filed no reports on Form 8-K during the three-month period ended March 30, 2003.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2003

RAYOVAC CORPORATION

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Randall J. Steward
Randall J. Steward
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

2.1+++	Joint Venture Agreement dated July 28, 2002, by and among the Company, VARTA and ROV German Limited GmbH, as amended.
3.1+	Amended and Restated Articles of Incorporation of the Company.
3.2++++	Amended and Restated By-laws of the Company, as amended through July 24, 2002.
4.1*	Specimen certificate representing the Common Stock.
10.1++++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and David A. Jones.
10.2++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kent J. Hussey.
10.3++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kenneth V. Biller.
10.4++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Stephen P. Shanesy.
10.5++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Merrell M. Tomlin.
10.6++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Luis A. Cancio.
10.7++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Dr. Paul G. Cheeseman.
10.8++++	Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward.
10.9++++	Registered Director’s Agreement, effective as of October 1, 2002, by and between ROV German Holding GmbH and Remy Burel.
10.10**	Technology, License and Service Agreement between Battery Technologies (International) Limited and the Company, dated June 1, 1991, as amended April 19, 1993, and December 31, 1995.
10.11**	Building Lease between the Company and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987.
10.12****	Amendment, dated December 31, 1998, between the Company and SPG Partners, to the Building Lease, between the Company and SPG Partners, dated May 14, 1985.
10.13++++	Build-To-Suit Lease Agreement, dated as of May 2, 2002, by and among 200 Corporate Drive, L.L.C., as Landlord, the Company, as Tenant, and Higgins Development Partners, L.L.C., as Developer.
10.14+++++	Real Estate Lease, dated September 1, 2001, by and between VARTA Gerätebatterie GmbH, as Tenant, and Paula Grundstucksverwaltungsgesellschaft mbH and Co. Vermietungs-KG, as Landlord, as amended.
10.15+++++

Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant , and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended.

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

10.18***	Rayovac Corporation 1996 Stock Option Plan.
10.19*	1997 Rayovac Incentive Plan.
10.20*	Rayovac Profit Sharing and Savings Plan.
10.21+++++	Rayovac Corporation Supplemental Executive Retirement Plan.

10.22+++++	Rayovac Corporation Deferred Compensation Plan, as amended.
10.23++	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd.
21+++++	Subsidiaries of the Company.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-35181) filed with the Commission.
**	Incorporated by reference to the Company’s Registration Statement on Form S-1 (Registration No. 333-17895) filed with the Commission.
***	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the Commission on August 13, 1997.
****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the Commission on February 17, 1999.
+	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1997, filed with the Commission on December 23, 1997.
++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, filed with the Commission on May 5, 1998.
+++	Incorporated by reference to the Company’s Report on Form 8-K filed with the Commission on October 16, 2002.
++++	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003, filed with the Commission on December 16, 2002.
+++++	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the Commission on February 12, 2003.
++++++	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended December 29, 2002, filed with the Commission on May 2, 2003.