Form 10-Q
period 2003-06-29
RAYOVAC CORP
filed 2003-08-11
CIK 1028985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13615

Rayovac Corporation
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	22-2423556 (I.R.S. Employer Identification Number)
601 Rayovac Drive, Madison, Wisconsin (Address of principal executive offices)	53711 (Zip Code)
(608) 275-3340 (Registrant's telephone number, including area code)
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

        The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 6, 2003, was 32,461,769.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

RAYOVAC CORPORATION
Condensed Consolidated Balance Sheets
June 29, 2003 and September 30, 2002
(Unaudited)
(In thousands)

	June 29, 2003	September 30, 2002
-ASSETS-
Current assets:
Cash and cash equivalents	$10,260	$9,881
Receivables	189,686	136,610
Inventories	155,923	84,275
Prepaid expenses and other	55,915	28,556

Total current assets	411,784	259,322
Property, plant and equipment, net	150,804	102,586
Deferred charges and other, net	81,741	51,900
Intangible assets, net	360,218	119,425

Total assets	$1,004,547	$533,233

-LIABILITIES AND SHAREHOLDERS' EQUITY-
Current liabilities:
Current maturities of long-term debt	$18,341	$13,400
Accounts payable	109,732	76,155
Accrued liabilities	109,963	29,229

Total current liabilities	238,036	118,784
Long-term debt, net of current maturities	474,556	188,471
Employee benefit obligations, net of current portion	56,607	24,009
Other	47,395	27,176

Total liabilities	816,594	358,440
Shareholders' equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 61,998 and 61,594 shares, respectively; outstanding 32,462 and and 32,058 shares, respectively	620	616
Additional paid-in capital	185,561	180,823
Retained earnings	151,787	149,221
Accumulated other comprehensive loss	(12,234)	(19,859)
Notes receivable from officers/shareholders	(4,105)	(4,205)

	321,629	306,596
Less: Treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less: Unearned restricted stock compensation	(3,606)	(1,733)

Total shareholders' equity	187,953	174,793

Total liabilities and shareholders' equity	$1,004,547	$533,233

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Operations
For the three and nine month periods ended June 29, 2003 and June 30, 2002
(Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS		NINE MONTHS
	2003	2002	2003	2002
Net sales	$207,673	$135,412	$670,162	$418,448
Cost of goods sold	117,497	78,392	395,517	248,746
Special charges	10,429	2,619	21,719	2,635

Gross profit	79,747	54,401	252,926	167,067
Selling	42,264	24,759	137,808	76,778
General and administrative	21,231	5,351	62,345	42,985
Research and development	3,557	3,206	11,504	9,836
Special charges	684	—	9,930	—

Total operating expenses	67,736	33,316	221,587	129,599
Income from operations	12,011	21,085	31,339	37,468
Interest expense	8,476	3,974	28,070	12,200
Non-operating expense	—	—	3,072	—
Other (income) expense, net	(728)	503	(3,577)	118

Income before income taxes	4,263	16,608	3,774	25,150
Income tax expense	1,394	6,294	1,208	9,054

Net income	$2,869	$10,314	$2,566	$16,096

Basic earnings per share
Weighted average shares and equivalents outstanding	31,865	31,776	31,841	31,774
Net income	$0.09	$0.32	$0.08	$0.51

Diluted earnings per share
Weighted average shares and equivalents outstanding	32,499	32,554	32,461	32,437
Net income	$0.09	$0.32	$0.08	$0.50

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 29, 2003 and June 30, 2002
(Unaudited)
(In thousands)

	NINE MONTHS
	2003	2002
Cash flows from operating activities:
Net income	$2,566	$16,096
Non-cash adjustments to net income:
Amortization	1,724	1,412
Depreciation	23,606	14,325
Other non-cash adjustments	8,732	1,723
Net changes in assets and liabilities, net of acquisitions	(3,275)	19,991

Net cash provided by operating activities	33,353	53,547
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,445)	(11,922)
Proceeds from sale of property, plant and equipment	128	21
Payment for acquisitions, net of cash acquired	(245,130)	—

Net cash used by investing activities	(262,447)	(11,901)
Cash flows from financing activities:
Reduction of debt	(373,467)	(168,589)
Proceeds from debt financing	612,621	124,500
Debt issuance costs	(12,976)	—
Other	(903)	(1,075)

Net cash provided (used) by financing activities	225,275	(45,164)
Effect of exchange rate changes on cash and cash equivalents	4,198	1,269

Net increase (decrease) in cash and cash equivalents	379	(2,249)
Cash and cash equivalents, beginning of period	9,881	11,358

Cash and cash equivalents, end of period	$10,260	$9,109

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1    SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 29, 2003, and the results of operations and cash flows for the three and nine month periods ended June 29, 2003 and June 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2002. Certain prior and current year amounts have been reclassified to conform with the current presentation.

        Revenue Recognition:    The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product is passed. Product ownership is passed when there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company's general policy is not to accept, product returns.

        The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are generally treated as a reduction of net sales.

        The Company also enters into promotional arrangements targeted to the ultimate consumer. Such arrangements are treated as either a reduction of net sales or an increase of cost of sales, based on the type of promotional program. The income statement characterization of the Company's promotional arrangements complies with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).

        For all types of promotional arrangements and programs, the Company monitors its commitments and uses statistical measures and past experience to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company's customer-related promotional arrangements and programs are individualized to each customer and are generally documented through written contracts, correspondence or other communications with the individual customers.

        The Company also enters into various contractual arrangements, primarily with retail customers, which require the Company to make an upfront cash, or "slotting" payment, to secure the right to distribute through such customer. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in Deferred Charges and Other in the Condensed Consolidated Balance Sheets.

        Shipping and Handling Costs:    The Company incurred shipping and handling costs of $10,901 and $5,419 and $35,150 and $17,809 for the three and nine months ended June 29, 2003 and June 30, 2002, respectively, which are included in selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company's products for shipment at the Company's distribution facilities.

        Concentration of Credit Risk:    Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors its customers' credit and financial conditions based on changing economic conditions and will make adjustments to credit policies as required.

        After the acquisition of VARTA (see Footnote 9, Acquisitions), approximately 60% of the Company's sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectability based on an assessment of the risks present.

        Stock Based Compensation:    The Company has stock option and other stock-based compensation plans which are fully described in the Company's financial statements and notes thereto as of September 30, 2002. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company's results of operations, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock at the grant date. Results of operations include compensation cost related to grants of restricted stock.

        The Company has adopted the disclosure-only provisions of FASB Statement No. 123, ("Statement No. 123") Accounting for Stock Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Accordingly, no compensation cost has been recognized in the results of operations for the stock option plans. Had compensation cost for stock options granted been determined based on the fair value at the grant date for awards consistent with an alternative method prescribed by Statement No. 123, the Company's net income (loss) and earnings per share would have reflected the pro forma amounts indicated below:

	Three Months		Nine Months
	2003	2002	2003	2002
Net income, as reported	$2,869	$10,314	$2,566	$16,096
Add: Stock-based compensation expense included in reported net income, net of tax	523	220	1,568	575
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,575)	(1,178)	(5,110)	(3,518)

Pro forma net income (loss)	$1,817	$9,356	$(976)	$13,153

Basic earnings per share:
As reported	$0.09	$0.32	$0.08	$0.51

Pro forma	$0.06	$0.29	$(0.03)	$0.41

Diluted earnings per share:
As reported	$0.09	$0.32	$0.08	$0.50

Pro forma	$0.06	$0.29	$(0.03)	$0.41

        The effect of restricted stock and unexercised options outstanding for the nine month period ended June 29, 2003 were excluded from the pro forma diluted EPS calculation, as their effect was anti-dilutive.

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

        In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring

Events and Transactions. The Company adopted this Statement on October 1, 2002. As a result, the write-off of unamortized debt issuance costs of $3,072 associated with the replacement of our previous credit facility in October 2002 is classified as non-operating expense in the nine month period ending June 29, 2003.

        In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). According to the Statement, commitments to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated fair value. Statement No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company applied the provisions of EITF 94-3 to the restructuring initiatives announced and committed to during the first Fiscal Quarter of 2003 (See 2003 Restructuring summary within Footnote 7). Other than potentially impacting the timing of recognition of future exit or disposal activities the Company believes that the adoption of Statement No. 146 will not have a significant impact on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation addresses, among other things, the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Company has adopted the disclosure requirements of the Interpretation, and is applying the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. Adoption did not have a material effect on the consolidated financial statements of the Company.

        In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of Statement No. 148 as seen above under "Stock-Based Compensation".

        In May 2003, the Emerging Issues Task Force (EITF) issued EITF Consensus No. 01-8, Determining Whether an Arrangement Contains a Lease. EITF No. 01-8 requires lease treatment for arrangements containing an embedded lease, thereby conveying the right to control the use of property, plant or equipment (collectively, "the property") whether the property is explicitly or implicitly specified. The right is conveyed if the purchaser obtains physical or operational control of the property or takes substantially all of its output. EITF No. 01-8 applies prospectively to new or modified arrangements beginning after May 28, 2003. Adoption of EITF No. 01-8 did not have a significant impact on the Company's consolidated financial statements.

        Derivative Financial Instruments:    Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

        The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and nine month periods ended June 29, 2003, $1,210 and $3,561, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At June 29, 2003, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.458% for a notional principal amount of $70,000 through July 2004, 3.974% for a notional principal amount of $70,000 from July 2004 through October 2005, 3.769% for a notional principal amount of $100,000 through August 2004 and 3.799% for a notional principal amount of $100,000 from August 2004 through November 2005. The derivative net losses on these contracts recorded in OCI at June 29, 2003 was an after-tax loss of $5,360.

        The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars, Euros or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three and nine month periods ended June 29, 2003, $0 and $11, respectively, of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At June 29, 2003, the Company had no foreign exchange derivative contracts outstanding.

        The Company periodically enters into forward and swap foreign exchange contracts, to hedge the risk from inter-company loans. These obligations generally require the Company to exchange foreign currencies for U.S. dollars, Euros or Pounds Sterling. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the balance sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. As June 29, 2003, the Company had a forward contract outstanding with a contract value of $8,670.

        The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. During the three and nine month periods ended June 29, 2003, no such foreign exchange derivative activity occurred. At June 29, 2003, the Company had no such foreign exchange derivative contracts outstanding.

        The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. During the three and nine month periods ended June 29, 2003, $171 and $520, respectively, of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At June 29, 2003, the Company had a series of swap contracts outstanding through October 2004 with a contract value of $12,019. The derivative net gains on these contracts recorded in OCI at June 29, 2003 was an after-tax gain of $21.

2    INVENTORIES

        Inventories consist of the following:

	June 29, 2003	September 30, 2002
Raw material	$61,866	$19,893
Work-in-process	29,485	19,004
Finished goods	64,572	45,378

	$155,923	$84,275

3    ACQUIRED INTANGIBLE ASSETS AND GOODWILL

	June 29, 2003			September 30, 2002
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible	Gross Carrying Amount	Accumulated Amortization	Net Intangible
Non-compete agreement	$700	$700	$—	$700	$630	$70
Proprietary technology	525	332	193	525	308	217
Customer list	2,284	171	2,113	—	—	—

	$3,509	$1,203	$2,306	$1,225	$938	$287

Pension Intangibles
Under-funded pension	$2,774	$—	$2,744	$3,446	$—	$3,446

Unamortized Intangible Assets
Trade names balance as of October 1, 2002	$90,000	$4,875	$85,125	$90,000	$4,875	$85,125
Trade name acquired during year	143,485	—	143,485	—	—	—
Effect of translation	22,115	—	22,115	—	—	—

Trade names balance as of June 29, 2003	$255,600	$4,875	$250,725	$90,000	$4,875	$85,125

Goodwill	North America	Latin America	Europe/ROW	Total
Balance as of October 1, 2002, net	$1,035	$26,884	$2,648	$30,567
Goodwill acquired during year	1,514	7,025	58,551	67,090
Effect of translation	—	(102)	6,888	6,786

Balance as of June 29, 2003, net	$2,549	$33,807	$68,087	$104,443

        The non-compete agreement was amortized on a straight-line basis over 5 years. The proprietary technology assets are being amortized on a straight-line basis over 15 to 17 years. The intangible customer list asset is being amortized over 10 years. The Company has deemed that its trade name intangible assets have indefinite lives because they are expected to generate cash flows indefinitely, the Company has no intention of selling the trade name and there are no legal, regulatory, or contractual provisions that may limit the useful life of the trade name. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually. The purchase price allocation of the VARTA acquisition is expected to be finalized during the fourth fiscal quarter of 2003. Changes in the purchase price allocation could impact the amount and or segment allocation of goodwill and other intangible assets acquired during the year.

        During the nine months ended June 29, 2003, the Company wrote-off a $702 pension intangible asset related to the Madison, Wisconsin packaging facility pension plan. The write-off related to the commencement of the closure of operations at the facility and curtailment of the pension plan and is reflected in Special charges in cost of sales in our results of operations. See Footnote 7, Other, for further discussion.

        The amortization expense for the three and nine months ended June 29, 2003 and June 30, 2002 are as follows:

	Three Months		Nine Months
	2003	2002	2003	2002
Amortized intangible assets	$63	$43	$256	$130

4    OTHER COMPREHENSIVE INCOME

        Comprehensive income and the components of other comprehensive income for the three and nine months ended June 29, 2003 and June 30, 2002 are as follows:

	Three Months		Nine Months
	2003	2002	2003	2002
Net income	$2,869	$10,314	$2,566	$16,096
Other comprehensive income:
Foreign currency translation	6,706	(3,302)	8,408	(7,511)
Net unrealized loss on available-for-sale securities	—	(7)	(20)	(112)
Reclassification adjustment for losses included in net income	—	—	250	—
Net unrealized (loss) gain on derivative instruments	(276)	(2,031)	(1,013)	840

Comprehensive income	$9,299	$4,974	$10,191	$9,313

        Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of shareholders' equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine months ended June 29, 2003 were primarily attributable to the impact of translation of assets and liabilities of our European operations acquired on October 1, 2002 as part of our acquisition of the consumer battery business of VARTA AG. See Footnote 9, Acquisitions, for additional discussions.

5    NET INCOME PER COMMON SHARE

        Net income per common share for the three and nine months ended June 29, 2003 and June 30, 2002 is calculated based upon the following shares:

	Three Months		Nine Months
	2003	2002	2003	2002
Basic	31,865	31,776	31,841	31,774
Effect of restricted stock and assumed conversion of options	634	778	620	663

Diluted	32,499	32,554	32,461	32,437

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

        The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of $1,822, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, liquidity, or cash flow of the Company.

        During 2002, the Company entered into a long-term lease for a facility being built in Dixon, Illinois (see Footnote 7, Other). Construction of the building is completed and the facility is now fully operational. The future minimum rental commitment for this non-cancelable operating lease is $1,554 annually for fiscal years 2003 through 2017. The lease payments are subject to annual inflationary increases.

        The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes shareholder lawsuits. In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, liquidity or cash flow of the Company. The suit filed against the Company by Eveready Battery Company was settled in December 2002, and the $1,500 net impact of such settlement is included in results of operations for the nine months ended June 29, 2003. The settlement did not materially impact the current liquidity position of the Company.

7    OTHER

        During Fiscal 2001, the Company recorded special charges related to: (i) an organizational restructuring in the U.S, (ii) the closure of the Company's Tegucigalpa, Honduras facility and the rationalization of our manufacturing and distribution processes in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of inefficient manufacturing processes, packaging operations, and product lines at the Company's Fennimore, Wisconsin, manufacturing facility and Madison, Wisconsin packaging location, and (v) costs associated with the Company's June 2001 secondary offering. The amount recorded includes $9,100 of employee termination benefits for approximately 570 notified employees, $9,900 of equipment, inventory, and other asset write-offs, and $2,000 of other expenses. The Company anticipates the termination benefits and other costs will be completed by September 30, 2003. A summary of the 2001 restructuring activities follows:

2001 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$5,000	$11,000	$16,000
Change in estimate	4,400	100	4,500
Expense as incurred	700	1,100	1,800
Cash expenditures	(5,800)	(1,300)	(7,100)
Non-cash charges	—	(9,300)	(9,300)

Balance September 30, 2001	$4,300	$1,600	$5,900
Change in estimate	(1,000)	(300)	(1,300)
Cash expenditures	(3,100)	—	(3,100)
Non-cash charges	—	(700)	(700)

Balance September 30, 2002	$200	$600	$800
Cash expenditures	—	(100)	(100)

Balance December 29, 2002	$200	$500	$700
Cash expenditures	(100)	—	(100)

Balance March 30, 2003	$100	$500	$600
Cash expenditures	(100)	—	(100)

Balance June 29, 2003	$—	$500	$500

        During Fiscal 2002, the Company recorded special charges related to: (i) the closure of the Company's Santo Domingo, Dominican Republic plant and transfer of production to the Company's Guatemala City, Guatemala manufacturing facility, and (ii) outsourcing a portion of the Company's zinc carbon battery production previously manufactured at our Mexico City, Mexico manufacturing facility. The amount recorded includes approximately $1,200 of employee termination benefits for approximately 115 manufacturing employees, $900 of charges from the abandonment of equipment and inventory, associated with the closing of the manufacturing facility, and $300 of other expenses. The change in estimate of $400 reflected our ability to utilize more inventory and manufacturing equipment at our Guatemala City, Guatemala manufacturing location than we originally anticipated. All activities associated with the 2002 restructuring activities have been completed. A summary of the 2002 restructuring activities follows:

2002 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$1,200	$1,400	$2,600
Change in estimate	—	(400)	(400)
Expense as incurred	—	200	200
Cash expenditures	(1,100)	(200)	(1,300)
Non-cash charges	—	(1,000)	(1,000)

Balance September 30, 2002	$100	$—	$100
Cash expenditures	(100)	—	(100)

Balance December 29, 2002	$—	$—	$—

        During the nine months ended June 29, 2003, the Company recorded restructuring charges of approximately $33,900, of which approximately $2,300 are included as a reduction of net sales, approximately $21,700 are included in Special charges cost of sales, and approximately $9,900 are included in Special charges in operating expenses. Restructuring charges include: (i) approximately $12,600 of employee termination benefits for approximately 650 notified employees and other costs of approximately $700 associated with the write-off of pension intangible assets reflecting the curtailment of the Company's Madison, Wisconsin packaging facility pension plan, (ii) approximately $14,600 of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of the Mexico City, Mexico plant and inventory and fixed asset impairments related to the closure of the Company's Wisconsin packaging and distribution locations, (iii) approximately $6,000 of other expenses which include, markdown monies of approximately $2,300 which are included as a reduction of net sales, research and development contract termination costs of approximately $500, and other integration, legal, and facility shutdown expenses incurred. The change in estimate during the three months ended March 30, 2003 relates primarily to revised estimates for cost reduction initiatives undertaken in the North America and Europe segments. The change in estimate during the three months ended June 29, 2003 relates primarily to revised estimates for inventory and fixed asset impairments associated with the closure of the Company's Wisconsin packaging and distribution locations.

        Special charges included in cost of sales of approximately $21,700 include amounts related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses, (ii) the closure of operations at the Company's Madison, Wisconsin packaging facility and combination with the Company's Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $13,200, including pension and termination costs of approximately $2,900, fixed asset and inventory impairments of approximately $8,800, and relocation expenses and other shutdown related expenses, and (iii) a series of restructuring initiatives impacting the Company's manufacturing functions in Europe, North America, and Latin America resulting in charges of approximately $2,300, including termination benefits of approximately $1,300, and inventory and asset impairments of approximately $1,000.

        Special charges included in operating expenses of approximately $9,900 include amounts related to: (i) the closure of operations at the Company's Middleton, Wisconsin distribution center and combination with our Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $800, including termination costs of approximately $400, fixed asset impairments of approximately $300, and relocation expenses and other shutdown related expenses and (ii) a series of restructuring initiatives impacting the Company's sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $9,100, including termination costs of approximately $7,300, research and development contract termination costs of approximately $500, fixed asset impairments of $200, and integration, legal, and other expenses of approximately $1,100.

        The move to the new combined distribution and packaging facility occurred in the third quarter of Fiscal 2003 and the closure of the Madison, Wisconsin and Middleton, Wisconsin facilities will be completed during the fourth quarter of Fiscal 2003. New facility lease payments were fixed in the third quarter of Fiscal 2003 and are discussed in Footnote 6, Commitments and Contingencies. The sales, marketing, operations and administrative restructuring initiatives are expected to be substantially complete by the end of the fourth quarter of Fiscal 2003.

2003 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$6,200	$9,000	$15,200
Expense as incurred	—	200	200
Cash expenditures	(2,300)	(200)	(2,500)
Non-cash charges	—	(5,600)	(5,600)

Balance December 29, 2002	$3,900	$3,400	$7,300
Change in estimate	3,600	300	3,900
Expense as incurred	400	2,400	2,800
Cash expenditures	(1,800)	(800)	(2,600)
Non-cash charges	—	(500)	(500)

Balance March 30, 2003	$6,100	$4,800	$10,900
Change in estimate	—	7,200	7,200
Expense as incurred	2,400	2,200	4,600
Cash expenditures	(2,200)	(2,900)	(5,100)
Non-cash charges	—	(1,000)	(1,000)

Balance June 29, 2003	$6,300	$10,300	$16,600

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

        The reportable segment profits do not include interest expense, interest income, and income tax expense. Also, not included in the reportable segments, are corporate expenses including corporate purchasing expense and general and administrative expense. All depreciation and amortization included in income from operations is related to corporate or reportable segments. Costs are identified to reportable segments or corporate, according to the function of each cost center.

        The reportable segment assets do not include cash, deferred tax benefits, investments, long-term intercompany receivables, most deferred charges, and miscellaneous assets. Capital expenditures are related to reportable segments or corporate. Variable allocations of assets are not made for segment reporting.

        Segment information for the three and nine months ended June 29, 2003 and June 30, 2002 is as follows:

	Three Months		Nine Months
	2003	2002	2003	2002
Revenues from external customers
Europe/ROW	$96,115	$11,838	$312,405	$38,390
North America	81,207	100,864	267,235	312,981
Latin America	30,351	22,710	90,522	67,077

Total segments	$207,673	$135,412	$670,162	$418,448

	Three Months		Nine Months
	2003	2002	2003	2002
Inter segment revenues
Europe/ROW	$2,990	$534	$9,101	$1,706
North America	8,389	7,352	23,909	25,224
Latin America	27	1,481	27	5,230

Total segments	$11,406	$9,367	$33,037	$32,160

	Three Months		Nine Months
	2003	2002	2003	2002
Segment profit
Europe/ROW	$12,335	$846	$35,765	$3,098
North America	14,259	27,374	44,987	52,480
Latin America	5,048	2,353	10,895	6,500

Total segments	31,642	30,573	91,647	62,078
Corporate	8,518	6,869	28,659	21,975
Special charges	11,113	2,619	31,649	2,635
Interest expense	8,476	3,974	28,070	12,200
Non-operating expense	—	—	3,072	—
Other (income) expense, net	(728)	503	(3,577)	118

Income before income taxes	$4,263	$16,608	$3,774	$25,150

	June 29, 2003	June 30, 2002
Segment assets
Europe/ROW	$478,407	$30,947
North America	232,045	234,184
Latin America	199,355	194,566

Total segments	909,807	459,697
Corporate	94,740	42,769

Total assets at period end	$1,004,547	$502,466

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

        The results of VARTA's operations, since the acquisition on October 1, 2002, are included in the condensed consolidated financial statements for Fiscal 2003. The Company expects to finalize the purchase price allocation for the acquisition during the fourth fiscal quarter of 2003.

        In connection with the acquisition, the Company entered into an Amended and Restated Credit Agreement ("Third Restated Agreement") which replaced the previous credit agreement. The Third Restated Agreement provided for senior bank facilities, including term and revolving credit facilities in an initial aggregate amount (assuming an exchange rate of Euro to Dollar of 1 to 1) of approximately $625 million. The Third Restated Agreement includes a $100 million seven-year revolving credit facility, a EUR 50 million seven-year revolving facility, a $300 million seven-year amortizing term loan, a EUR 125 million seven-year amortizing term loan and a EUR 50 million six-year amortizing term loan. The U.S. Dollar revolving credit facility may be increased, at the Company's option, by up to $50 million. A non-operating charge of $3,072 was recorded in the nine month period ended June 29, 2003 for the write-off of unamortized debt fees related to the previous debt agreement.

        Supplemental Pro Forma information:    The following reflects the Company's pro forma results had the results of the VARTA business been included in the Fiscal 2002 Three and Nine Months.

	Three Months		Nine Months
	2003	2002	2003	2002
Net Sales
Reported net sales	$207,673	$135,412	$670,162	$418,448
Pro forma adjustments	—	80,436	—	278,260

Pro forma net sales	$207,673	$215,848	$670,162	$696,708

Net income
Reported net income	$2,869	$10,314	$2,566	$16,096
Pro forma adjustments	—	(3,131)	—	(59)

Pro forma net income	$2,869	$7,183	$2,566	$16,037

Basic Earnings Per Share
Reported net income	$0.09	$0.32	$0.08	$0.51
Pro forma adjustments	—	(0.09)	—	(0.01)

Pro forma net income	$0.09	$0.23	$0.08	$0.50

Diluted Earnings Per Share
Reported net income	$0.09	$0.32	$0.08	$0.50
Pro forma adjustments	—	(0.10)	—	(0.01)

Pro forma net income	$0.09	$0.22	$0.08	$0.49

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Fiscal Quarter and Nine Months Ended June 29, 2003 Compared to
Fiscal Quarter and Nine Months Ended June 30, 2002

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

        Net Sales.    Net sales for the three months ended June 29, 2003 (the "Fiscal 2003 Quarter") increased $72.3 million, or 53.4%, to $207.7 million from $135.4 million in the three months ended June 30, 2002 (the "Fiscal 2002 Quarter"). Net sales for the nine months ended June 29, 2003 (the "Fiscal 2003 Nine Months") increased $251.8 million, or 60.2%, to $670.2 million from $418.4 million in the nine months ended June 30, 2002 (the "Fiscal 2002 Nine Months"). The sales increase is attributable to the VARTA acquisition for both the fiscal quarter and nine month period. Sales decreases in the North America segment partially offset the impact of the VARTA acquisition during the Fiscal 2003 Quarter and Fiscal 2003 Nine Months.

        Operating Income.    Our income from operations decreased $9.1 million to $12.0 million in the Fiscal 2003 Quarter from $21.1 million in the same period last year. The decrease was primarily attributable to $11.1 million in special charges reflecting a series of restructuring initiatives announced in October 2002 and implemented during the quarter versus $2.6 million in the Fiscal 2002 Quarter and a $13.1 million decrease in North America segment profitability discussed below. These decreases were partially offset by the profitability associated with the VARTA acquisition. For further discussion of special charges see Footnote 7 to the Condensed Consolidated Financial Statements.

        Our income from operations decreased $6.2 million to $31.3 million in the Fiscal 2003 Nine Months from $37.5 million in the Fiscal 2002 Nine Months. The Fiscal 2003 Nine Months includes $31.6 million in special charges; the Fiscal 2002 Nine Months includes a $12.0 million net bad debt expense related to the bankruptcy filing of a North America segment customer, and $2.6 million in special charges. Excluding these significant items, the increase in operating income is due to the profitability associated with the VARTA acquisition partially offset by the decline in profitability within the North America segment.

        Net Income.    Net income for the Fiscal 2003 Quarter decreased $7.4 million to $2.9 million from $10.3 million in the Fiscal 2002 Quarter. The Fiscal 2003 Quarter decrease was due primarily to special charges of $6.9 million after tax, an increase in interest expense of $2.8 million, after tax, and the decline in North America profitability, partially offset by the profitability associated with the VARTA acquisition.

        Net income for the Fiscal 2003 Nine Months decreased $13.5 million to $2.6 million from $16.1 million in the Fiscal 2002 Nine Months. The Fiscal 2003 Nine Months includes special charges of $19.6 million, after tax, non-operating expense of $1.9 million, after tax, reflecting the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility, and North America retailer markdown programs of $1.4 million, after tax. The Fiscal 2002 Nine Months includes a $7.5 million, after tax, net bad debt expense related to the bankruptcy filing of a North America segment customer, and special charges of $1.9 million, after tax. Excluding these significant items, the remaining decrease in net income is due to the decrease in profitability within the North America segment, partially offset by profitability associated with the VARTA acquisition, net of related incremental interest expense.

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

Europe/ROW

	Fiscal Quarter		Nine Months
	2003	2002	2003	2002
Revenue from external customers	$96.1	$11.8	$312.4	$38.4
Segment profit	12.3	0.8	35.8	3.1
Segment profit as a % of net sales	12.8%	6.8%	11.5%	8.1%
Assets	$478.4	$30.9	$478.4	$30.9

        The Europe/ROW segment was the segment most dramatically impacted by the VARTA acquisition. Increases in sales, segment profitability and assets all reflect the significance of VARTA within the region and the impact of foreign currency movements. Significant sales, marketing, operational and administrative integration activities are substantially completed within the region making identification of year-over-year variation causal factors difficult.

        Profitability as a percent of net sales increased from 6.8% in the Fiscal 2002 Quarter to 12.8% in the Fiscal 2003 Quarter, and from 8.1% in the Fiscal 2002 Nine Months to 11.5% in the Fiscal 2003 Nine Months, primarily reflecting the impact of the VARTA acquisition and improved gross profit margins. The Fiscal 2003 Quarter was also favorably impacted by an adjustment to our preliminary purchase price allocation, which reduced the purchase price allocated to property, plant, and equipment, thereby lowering our estimate of depreciation expense.

        Intangible assets of $235.8 million, primarily related to the VARTA acquisition, now make up a substantial portion of the asset base within the segment. The purchase price allocation for the VARTA acquisition is expected to be finalized during the fourth fiscal quarter of 2003.

North America

	Fiscal Quarter		Nine Months
	2003	2002	2003	2002
Revenue from external customers	$81.2	$100.9	$267.3	$313.0
Segment profit	14.3	27.4	45.0	52.5
Segment profit as a % of net sales	17.6%	27.2%	16.8%	16.8%
Assets	$232.0	$234.2	$232.0	$234.2

        Our sales to external customers decreased $19.7 million, or 19.5%, to $81.2 million in the Fiscal 2003 Quarter from $100.9 million the previous year due to weakness in the general battery category. Alkaline sales decreases of $15.0 million were caused by intense competitive promotional pricing activity in this battery category and include approximately $0.7 million in retailer markdown programs associated with the Company's new alkaline pricing program announced during the Fiscal 2003 Quarter. Heavy duty sales decreased $2.3 million compared to last year due to reduced distribution and general marketplace trends away from the use of this type of battery. Rechargeable battery sales also decreased $2.2 million compared to last year due to lower sales in advance of the IC-3 rechargeable battery system launch expected in the fourth quarter of Fiscal 2003. Hearing aid battery sales increased $2.3 million due to overall category strength.

        In the Fiscal 2003 Nine Months, our sales to external consumers decreased $45.7 million, or 14.6%, to $267.3 million from $313.0 million in the previous year. The sales decrease was primarily attributable to alkaline sales, which decreased $35.5 million compared to last year caused by a $6.3 million decline in post-bankruptcy sales to a customer, our inability to anniversary $4.0 million in sales to a discontinued low-margin OEM customer in the prior year, approximately $2.3 million in retailer markdown programs, and intense competitive promotional pricing activities. Decreases in heavy duty and rechargeable product line sales of $8.9 million and $4.1 million, respectively, are caused by factors consistent with those previously discussed for the Fiscal 2003 Quarter's results.

        Our profitability decreased $13.1 million to $14.3 million in the Fiscal 2003 Quarter from $27.4 million in the Fiscal 2002 Quarter. The Fiscal 2002 Quarter included a $4.1 million bad debt recovery resulting from the sale of a majority portion of the receivables of a key customer in bankruptcy. Excluding the recovery, the decrease in profitability was caused primarily by the decrease in sales, compounded by an unfavorable product and customer mix, retailer markdown programs discussed above, and higher packaging and distribution expenses. We experienced duplicate packaging and distribution expenses due to the transition to the new leased, combined packaging and distribution facility located in Dixon, Illinois. This facility, and other impacts of the transition thereto, can be found in footnotes 6 and 7 to the Condensed Consolidated Financial Statements. Excluding the impact of the prior year's bad debt recovery, and as a result of the other factors discussed above, our profitability margins decreased 550 basis points to 17.6% from 23.1% in the same quarter last year.

        For the Fiscal 2003 Nine Months, our profitability decreased $7.5 million to $45.0 million. The decrease in profitability in the Fiscal 2003 Nine Months was primarily attributable to lower gross profit due to the current year sales decrease and increases in packaging and distribution, and marketing expenses partially offset by a $12.0 million net bad debt expense related to the bankruptcy filing of a key customer recorded in the Fiscal 2002 Nine Months. Excluding the impacts of the bad debt expense in the prior year and due to the other reasons mentioned above, our profitability margins decreased 380 basis points to 16.8% for the Fiscal 2003 Nine Months from 20.6% in the prior year period.

        Our assets decreased $2.2 million, or 0.9%, to $232.0 million in the Fiscal 2003 Quarter from $234.2 million the previous year. The small change included lower receivables offset by higher inventories, both the result of lower segment sales volume.

Latin America

	Fiscal Quarter		Nine Months
	2003	2002	2003	2002
Revenue from external customers	$30.4	$22.7	$90.5	$67.1
Segment profit	5.0	2.4	10.9	6.5
Segment profit as a % of net sales	16.4%	10.6%	12.0%	9.7%
Assets	$199.4	$194.6	$199.4	$194.6

        Our sales to external customers increased $7.7 million, or 33.9% to $30.4 million in the Fiscal 2003 Quarter from $22.7 million in the same period last year. In the Fiscal 2003 Nine Months, our sales to external customers increased $23.4 million, or 34.9%, to $90.5 million from $67.1 million in the previous year. For both the Fiscal 2003 Quarter and Fiscal 2003 Nine Months, the increase in sales is due to the impact of the VARTA acquisition within the region, partially offset by continued declines caused by unfavorable economic conditions, political uncertainties in Argentina and Venezuela, and the unfavorable impacts of foreign currency movements including devaluations in the Dominican Republic. Sales increases within Central America also favorably impacted the Fiscal 2003 Nine Months.

        Our profitability was $5.0 million in the Fiscal 2003 Quarter, an increase of $2.6 million, from $2.4 million in the previous year. Our profitability increased $4.4 million to $10.9 million for the Fiscal

2003 Nine Months. For both the Fiscal 2003 Quarter and Fiscal 2003 Nine Months, the favorable profit was mostly the result of the VARTA acquisition and was partially offset by declines in profit in the Andean and Caribbean regions.

        Our assets increased $4.8 million, or 2.5%, to $199.4 million in the Fiscal 2003 Quarter from $194.6 million the previous year. The acquisition of the VARTA business in Latin America resulted in asset increases across all asset categories, which was offset by a reduction in accounts receivable reflecting improvements in collections, and a decrease in property, plant and equipment reflecting the closure of the Mexico manufacturing facility. The closure and subsequent write-off of the Mexico manufacturing related assets is included in special charges in the Fiscal 2003 Nine Months (see Footnote 7 of the Condensed Consolidated Financial Statements).

        Corporate Expense.    Our corporate expenses increased $1.6 million, to $8.5 million in the Fiscal 2003 Quarter from $6.9 million in the Fiscal 2002 Quarter. Due to the higher sales associated with the VARTA acquisition, our corporate expense as a percentage of sales decreased to 4.1% in the Fiscal 2003 Quarter from 5.1% in the Fiscal 2002 Quarter. The dollar increase in expense primarily reflects a general increase in costs associated with the integration of the VARTA businesses and other increases in compensation expense. The Fiscal 2002 Quarter included a loss related to the bankruptcy filing of a freight payment provider.

        For the Fiscal Nine Months, corporate expenses increased $6.7 million, to $28.7 million from $22.0 million in the Fiscal 2002 Nine Months. As a percentage of sales, our corporate expense was 4.3% compared to 5.3% in the Fiscal 2002 Nine Months. The Fiscal 2003 Nine Months corporate expense includes higher legal expense associated with patent infringement litigation, a $1.5 million net charge associated with the settlement of such litigation, and generally higher costs associated with the integration of the VARTA businesses and other increases in compensation expense. The Fiscal 2002 Nine Months included a loss related to the bankruptcy filing of a freight payment service provider.

        Special Charges.    The Fiscal 2003 Quarter reflects approximately $11.1 million of special charges related to North America restructuring initiatives reflecting $7.2 million of inventory and fixed asset impairments, $2.8 million of termination benefits, and relocation and exit expenses primarily associated with the relocation of our Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center to our new leased distribution and packaging facility in Dixon, Illinois.

        The Fiscal 2003 Nine Months reflects $31.6 million of special charges related to: (i) European integration initiatives of approximately $3.1 million, primarily reflecting termination benefits of approximately $1.4 million, inventory and asset impairments of approximately $1.2 million, and other integration costs, (ii) North America restructuring initiatives of approximately $14.0 million, including pension and termination costs of approximately $3.3 million, fixed asset and inventory impairments of approximately $9.1 million, and relocation expenses and other shutdown expenses associated with the relocation of our Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution facility to our new leased distribution and packaging facility in Dixon, Illinois, (iii) North America and Corporate restructuring initiatives of approximately $6.0 million, including approximately $5.2 million of termination benefits, research and development contract termination costs of approximately $0.5 million, and integration, legal, and other expenses, (iv) Latin America restructuring initiatives of approximately $6.2 million reflecting the closure of our Mexico City, Mexico manufacturing location, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.3 million, and other shutdown related expenses, and (v) other Latin America integration initiatives of $2.3 million, primarily reflecting termination benefits of approximately $2.0 million associated with the integration of our Mexico and Colombia businesses and other integration related expenses.

        Interest Expense.    Interest expense increased $4.5 million to $8.5 million in the Fiscal 2003 Quarter and $15.9 million to $28.1 million in the Fiscal 2003 Nine Months. The increase in interest expense is due to the increase in debt to finance the VARTA acquisition.

        Non-Operating expense.    Non-operating expense of $3.1 million in the Fiscal 2003 Nine Months relates to the write-off of unamortized debt fees associated with the previous credit facility, replaced in conjunction with the VARTA acquisition.

        Other (Income) Expense.    Other (income) expense, net, improved $1.3 million to income of $0.8 million in the Fiscal 2003 Quarter, and improved $3.7 million to income of $3.6 million in the Fiscal 2003 Nine Months. The increase in the Fiscal 2003 Quarter and Fiscal 2003 Nine Months was attributable to foreign exchange gains reflecting the favorable impacts of currency valuations.

        Income Tax Expense.    Our effective tax rate was 32.0% for the Fiscal 2003 Nine Months, a decrease from 36.0% during the Fiscal 2002 Twelve Months. The decrease in the effective tax rate from the prior year reflects the net impact of certain tax credits anticipated during Fiscal 2003, partially offset by a larger percentage of our income being derived from higher taxed foreign jurisdictions. As a result of the tax credits, we are estimating the Twelve Month Fiscal 2003 effective tax rate to be approximately 32.0%.

Adoption of New Accounting Pronouncements

        See discussion in Note 1 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

        For the Fiscal 2003 Nine Months, operating activities provided $33.3 million in net cash, a decrease of $20.2 million from last year. Within operating cash flow, the Company recognized lower net income offset by significantly higher depreciation expense, reflecting the impacts of the Fiscal 2003 restructuring activities and the VARTA acquisition, respectively. The Company also experienced an increase in other non-cash adjustments primarily reflecting the non-cash restructuring charges and the write-off of the unamortized debt issuance costs in the Fiscal 2003 Nine Months. Operating cash flow from changes in working capital decreased $23.3 million versus the previous year primarily reflecting the impact of the VARTA acquisition and sales softness in North America.

        Net cash used by investing activities increased to $262.4 million for the Fiscal 2003 Nine Months, primarily reflecting the VARTA acquisition. Capital expenditures in the Fiscal 2003 Nine Months were primarily for improvements to alkaline battery manufacturing and leasehold improvements on the Dixon, Illinois leased packaging and distribution center. Capital expenditures for Fiscal 2003 are expected to be approximately $28.0 million which will include continued performance upgrades to our alkaline and zinc air manufacturing and packaging operations, leasehold improvements for the leased Dixon, Illinois facility, and continued investment in technology.

        During the Fiscal 2003 Nine Months we granted approximately 1.2 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also granted approximately 0.4 million shares of restricted stock on October 1, 2002, from the 1997 incentive plan, to certain members of management. These shares will vest on September 30, 2005 provided the recipient is still employed by the Company. The total market value of the restricted shares on date of grant totaled approximately $4.8 million and has been recorded as unearned restricted stock compensation, a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the three-year vesting period. During the Fiscal 2003 Nine Months, shares with a value of approximately $0.3 million on the grant date were forfeited.

        We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. The Company's current credit facilities include a revolving credit facility of $100 million, a revolving credit facility of EUR50 million, a term loan of $300 million, a term loan of EUR125 million and a term loan of EUR50 million. As of June 29, 2003, the following amounts were outstanding under these facilities: $2.2 million and $267.0 million, respectively, of the U.S. Dollar revolver and term loan and, EUR123.8 million and EUR45.0 million, respectively, of the Euro term loans. In addition, approximately $6.2 million of the remaining availability under the U.S. Dollar revolver was utilized for outstanding letters of credit.

        The Third Amended and Restated Credit Agreement ("Third Restated Agreement"), undertaken to acquire the consumer battery business of VARTA AG, and subsequently amended ("First Amendment"), required, among other provisions, that the recording and incurrence of restructuring charges meet certain definitions and time constraints to qualify as additions in calculating Adjusted EBITDA, that the Company was to have transformed the German subsidiary acquired from VARTA AG from a GmbH legal structure to a KGaA legal structure ("Transformation") on or before June 30, 2003, and that the Company obtain consent of the Required Lenders to effect releases or substitutions of collateral pledges. Effective June 27, 2003, the Third Restated Agreement was amended ("Second Amendment") (i) to re-define and permit acceleration, recording, and incurrence of certain Restructuring Charges, as defined in the Third Restated Agreement, (ii) to extend the deadline for Transformation to on or before March 31, 2004 and (iii) to consent to certain organizational restructurings ("Restructurings"), including releases and substitutions of collateral pledges, and disregarding application of certain basket amounts as necessary to effect the Restructurings.

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

        In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statements No.133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. Statement No. 149 amends Statement No. 133 for certain decisions by the FASB board as part of the Derivatives Implementation Group ("DIG") process. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and is effective for hedging relationships designated after June 30, 2003, except for certain transition and effective dates relating to other amendments that principally resulted from the DIG process. The Company is currently evaluating the impact of Statement No. 149 on its consolidated financial statements.

        In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that certain types of freestanding financial instruments be treated as liabilities and measured at fair value. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company believes that adoption of Statement No. 150 will not have a significant impact on its consolidated financial statements.

Critical Accounting Policies

        Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and fairly present the financial position and results of operations of the Company. There have been no significant changes to our critical accounting policies as discussed in Rayovac's Annual Report on Form 10-K, and amendments thereto, for its fiscal year ended September 30, 2002.

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

Interest Rate Risk

        We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, and Euro LIBOR primarily affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

Foreign Exchange Risk

        We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Euro, Pounds Sterling, Colombian Pesos, and Mexican Pesos. Foreign currency purchases are made primarily in Euro, Pounds Sterling, Colombian Pesos, and Mexican Pesos. The Company also has foreign currency sales and purchases in other currencies throughout the world. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

        As of June 29, 2003, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $4.4 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $1.7 million.

        As of June 29, 2003, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable shift in the underlying foreign exchange rates would be a loss of $0.9 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and accounts payable outstanding at June 29, 2003 due to the same change in exchange rates, would be zero.

        As of June 29, 2003, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.2 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.3 million.

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

Item 4.    Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms and were effective.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

        There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2002, except as noted in Rayovac's Quarterly Reports on Form 10-Q for the quarterly periods ended December 29, 2002 and March 30, 2003 or as noted below.

        Regarding the purported class action lawsuits filed against defendants Rayovac Corporation and several of its current and former executive officers and directors on May 31, 2002, June 11, 2002 and June 28, 2002 respectively and alleging that the defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, as amended (the "1933 Act"), and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Rule 10b-5 promulgated thereunder, the Court ordered on September 23, 2002 that these three actions be consolidated into one action and Plaintiffs filed their Consolidated Amended Class Action Complaint on January 10, 2003. Rayovac and the individual defendants filed a Motion to Dismiss the Consolidated Amended Class Action Complaint in its entirety on February 10, 2003, and in May 2003, the Court issued an order denying the Motion to Dismiss as to claims made under the 1933 Act and granting the Motion to Dismiss as to claims made under the 1934 Act. Regarding the dismissal of claims made under the 1934 Act, the Court granted Plaintiffs leave to amend the complaint to attempt to state a claim upon which relief can be granted under the 1934 Act. On June 19, 2003, Plaintiffs filed the Second Consolidated Amended Class Action Complaint and on July 9, 2003, Rayovac and the individual defendants filed a Motion to Dismiss the Complaint. The Court has not yet ruled on this motion. Rayovac and the individual defendants believe the claims to be meritless and intend to vigorously defend themselves in the litigation.

Item 6.    Exhibits and Reports on Form 8-K

        (a)    Exhibits.    Please refer to the Exhibit Index on page    .

        (b)    Reports on Form 8-K.    The Company filed two reports on Form 8-K during the three-month period ended June 29, 2003. The first report on Form 8-K was dated and filed on April 24, 2003 and reported the press release issued by Rayovac, dated April 23, 2003, announcing certain financial results for its second fiscal quarter ended March 30, 2003. The second report on Form 8-K was dated April 24, 2003 and was filed on April 30, 2003 to furnish the transcript of a webcast hosted by Rayovac on April 24, 2003 announcing certain financial results for its second fiscal quarter ended March 30, 2003, among other matters.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2003	RAYOVAC CORPORATION
/s/ RANDALL J. STEWARD Randall J. Steward Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
2.1+++	Joint Venture Agreement dated July 28, 2002, by and among the Company, VARTA and ROV German Limited GmbH, as amended.
3.1+	Amended and Restated Articles of Incorporation of the Company.
3.2++++	Amended and Restated By-laws of the Company, as amended through July 24, 2002.
4.1*	Specimen certificate representing the Common Stock.
10.1++++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and David A. Jones.
10.2++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kent J. Hussey.
10.3++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kenneth V. Biller.
10.4++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Stephen P. Shanesy.
10.5++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Merrell M. Tomlin.
10.6++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Luis A. Cancio.
10.7++++	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Dr. Paul G. Cheeseman.
10.8++++	Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward.
10.9++++	Registered Director's Agreement, effective as of October 1, 2002, by and between ROV German Holding GmbH and Remy Burel.
10.10**	Technology, License and Service Agreement between Battery Technologies (International) Limited and the Company, dated June 1, 1991, as amended April 19, 1993, and December 31, 1995.
10.11**	Building Lease between the Company and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987.
10.12****	Amendment, dated December 31, 1998, between the Company and SPG Partners, to the Building Lease, between the Company and SPG Partners, dated May 14, 1985.
10.13++++	Build-To-Suit Lease Agreement, dated as of May 2, 2002, by and among 200 Corporate Drive, L.L.C., as Landlord, the Company, as Tenant, and Higgins Development Partners, L.L.C., as Developer.
10.14+++++	Real Estate Lease, dated September 1, 2001, by and between VARTA Gerätebatterie GmbH, as Tenant, and Paula Grundstucksverwaltungsgesellschaft mbH and Co. Vermietungs-KG, as Landlord, as amended.
10.15+++++	Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended.

10.16	Addendum No. 2 to Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended.
10.17+++	Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
10.18+++++	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
10.19	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
10.20***	Rayovac Corporation 1996 Stock Option Plan.
10.21*	1997 Rayovac Incentive Plan.
10.22*	Rayovac Profit Sharing and Savings Plan.
10.23+++++	Rayovac Corporation Supplemental Executive Retirement Plan.
10.24+++++	Rayovac Corporation Deferred Compensation Plan, as amended.
10.25++	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd.
21	Subsidiaries of the Company.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

+++++
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the Commission on February 12, 2003.

++++++
Incorporated by reference to the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period ended December 29, 2002, filed with the Commission on May 2, 2003.

QuickLinks

RAYOVAC CORPORATION Condensed Consolidated Balance Sheets June 29, 2003 and September 30, 2002 (Unaudited) (In thousands)
RAYOVAC CORPORATION Condensed Consolidated Statements of Operations For the three and nine month periods ended June 29, 2003 and June 30, 2002 (Unaudited) (In thousands, except per share amounts)
RAYOVAC CORPORATION Condensed Consolidated Statements of Cash Flows For the nine month periods ended June 29, 2003 and June 30, 2002 (Unaudited) (In thousands)
RAYOVAC CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited) (In thousands, except per share amounts)
Signatures
EXHIBIT INDEX