Form 10-K
period 2003-09-30
RAYOVAC CORP
filed 2003-12-29
CIK 1028985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission file No. 001-13615

RAYOVAC CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	22-2423556 (I.R.S. Employer Identification Number)
601 Rayovac Drive, Madison, WI (Address of principal executive offices)	53711-2497 (Zip Code)

Registrant's telephone number, including area code: (608) 275-3340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01	New York Stock Exchange, Inc.

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

        On March 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $357,914,171. As of December 19, 2003, there were outstanding 32,612,850 shares of the registrant's Common Stock, $0.01 par value.

PART I

ITEM 1.    BUSINESS

General

        Rayovac Corporation is a global branded consumer products company with leading market positions in our two major product categories: consumer batteries and electric personal care products. We are a leading worldwide manufacturer and marketer of alkaline and zinc carbon batteries. We are also the leading worldwide manufacturer and marketer of hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and a leading marketer of battery-powered lighting products. We are also a leading designer and marketer of electric shavers and accessories, electric grooming products and hair care appliances. Our products are sold on a global basis in over 100 countries through a variety of channels, including mass merchandisers, home centers and hardware stores, consumer electronics stores, warehouse clubs, food, drug and convenience stores, department stores, hearing aid professionals, industrial distributors and original equipment manufacturers. We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years. We became a Wisconsin corporation in 1986. We have 10 manufacturing and product development facilities located in the U.S., Europe and Latin America. We also purchase a significant portion of our products from third-party suppliers.

        During fiscal 2003, we completed two major acquisitions: (1) the acquisition of substantially all of the consumer battery business of VARTA AG on October 1, 2002; and (2) the acquisition of Remington Products Company, L.L.C., on September 30, 2003. With the acquisition of VARTA in the fall of 2002, we became a truly global battery manufacturer and marketer and acquired additional low-cost manufacturing capacity and battery technology. By expanding our product line with the acquisition of Remington, we have become a diversified consumer products company no longer solely focused on the battery and lighting product markets. The results of the Remington business are excluded from our Consolidated Statement of Operations in this Annual Report on Form 10-K for fiscal year 2003 because Remington was acquired on the last day of the fiscal year.

        Our business is organized and managed according to three geographic regions: (i) North America, which includes the U.S. and Canada, (ii) Latin America, which includes Mexico, Central America and South America and (iii) Europe/Rest of World (which we refer to as Europe/ROW), which includes continental Europe, the United Kingdom and all other countries in which we do business. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each geographic region is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each geographic region has a general manager responsible for all the sales and marketing initiatives for all product lines within that region. Financial information pertaining to our geographic regions is contained in Note 12 of the Notes to Consolidated Financial Statements filed with this report.

Our Products

        We compete in two major product categories within the consumer products industry: consumer batteries and electric personal care products. Our broad line of products includes:

  •
  general batteries, including alkaline and zinc carbon;

  •
  rechargeable batteries and chargers;

  •
  hearing aid batteries;

  •
  other specialty batteries;

  •
  lighting products;

  •
  electric shaver and grooming products; and

  •
  other personal care products.

        Net sales data for our products as a percentage of consolidated net sales is set forth below. During fiscal 2003, we had no sales in the electric personal care product lines because the Remington acquisition was consummated on the last day of the fiscal year. In addition, the fiscal 2001 and 2002 net sales data appearing below excludes VARTA's information for such periods because VARTA was acquired on October 1, 2002, during fiscal 2003.

	Percentage of Company Net Sales Fiscal Year Ended September 30,
	2001	2002	2003
General batteries	72%	68%	65%
Rechargeable batteries and chargers	5	6	8
Hearing aid batteries	10	12	9
Other specialty batteries	3	3	8
Lighting products	10	11	10

	100%	100%	100%

General Batteries

        Our general batteries category includes alkaline and zinc carbon. We sell a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) for both consumers and industrial customers. Our alkaline batteries are marketed and sold under the Rayovac Maximum Plus brand and the VARTA Universal, High Energy and MaxiTech brands. We also engage in limited private label manufacturing of alkaline batteries. Our zinc carbon batteries are designed for low- and medium-drain battery-powered devices such as flashlights.

Rechargeable Batteries and Chargers

        We sell our rechargeable batteries and chargers under the Rayovac and VARTA brands. We sell NiMH and rechargeable alkaline batteries and a variety of chargers. In August 2003, we started shipping our new 15-minute I-C3 NiMH rechargeable system.

Hearing Aid Batteries

        We are currently the largest worldwide seller of hearing aid batteries. We sell our hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and under several private labels, including Beltone, Miracle Ear, Siemens and Starkey.

Other Specialty Batteries

        Our specialty battery products include photo batteries, lithium batteries, silver oxide batteries and keyless entry batteries. We sell coin cells for use in watches, cameras, calculators, communications equipment and medical instrumentation. Our lithium coin cells are high-quality lithium batteries marketed for use in instrumentation, calculators and personal computer clocks and memory back-up systems.

Lighting Products

        We sell our lighting products under the Rayovac and VARTA brand names, under other brand names and under licensing arrangements with third parties. We offer a broad line of battery-powered lighting products, including flashlights, lanterns and similar portable devices, for the retail and industrial markets.

Electric Shaver and Grooming Products

        We market a broad line of shaver and grooming products, including men's rotary and foil shavers and women's shavers, beard and mustache trimmers, nose and ear trimmers, haircut kits and related accessories. We market electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Remington is also the only brand of men's electric shavers to offer both a foil-design product line and a rotary-design product line.

Other Personal Care Products

        Our hair care products consist of hair dryers, hairsetters, curling irons, hair crimpers and straighteners, hot air brushes and lighted mirrors. Our wellness products consist primarily of paraffin wax hand spas and foot spas. We plan to continue Remington's strategy of de-emphasizing wellness products.

Sales and Distribution

        We sell our products to mass merchandisers, home centers and hardware stores, consumer electronics stores, warehouse clubs, food, drug and convenience stores, department stores, hearing aid professionals, industrial distributors and original equipment manufacturers. Our sales to Wal-Mart represented approximately 13% of consolidated net sales for fiscal 2003 and no other customer accounted for more than 10% of our consolidated net sales in fiscal 2003. Sales to Wal-Mart represented approximately 30% of Remington's consolidated net sales during its fiscal year ended December 31, 2002. Other major customers include Target, Sears, Carrefour, Ahold and Kmart. We sell Remington-branded products and accessories, and provide related product service, at approximately 80 service stores located in the U.S. and in the U.K.

North America

        We align our internal sales force by distribution channel. We maintain separate sales forces primarily to service (i) our retail sales and distribution channels, (ii) our hearing aid professionals and (iii) our industrial distributors and original equipment manufacturer sales and distribution channels. In addition, we use a network of independent brokers to service participants in selected distribution channels.

Latin America

        We align our internal sales force by distribution channel. We maintain two separate sales groups primarily to service (i) large retailers and food and drug chains located mainly in urban areas and (ii) other retailers located in both urban and rural areas through distributors and wholesalers.

Europe/ROW

        We maintain a separate sales force in Europe and utilize an international network of distributors to promote the sale of all of our products. We have sales operations throughout Europe organized by three sales channels: (i) food/retail, which includes mass merchandisers, discounters, drug and food stores and non-food stores; (ii) special trade, which includes clubs (cash/carry), consumer electronics stores, department stores, photography stores, hearing aid professionals and wholesalers/distributors and (iii) industrial, government and original equipment manufacturers.

Manufacturing, Raw Materials and Suppliers

        We manufacture alkaline batteries, zinc air hearing aid batteries and zinc carbon batteries. Raw materials comprise a significant portion of our cost of goods sold. Zinc powder, electrolytic manganese dioxide powder and steel are the most significant raw materials we use to manufacture batteries and a number of worldwide sources of such materials exist. We believe we will continue to have access to adequate quantities of these materials at competitive prices. We use commodity swaps, calls and puts in an attempt to manage risks associated with fluctuations in market prices for purchases of zinc used in the manufacturing process.

        All of our rechargeable batteries and chargers, lighting products and hair care, wellness and other personal care products, and a majority of our shaving and grooming products, are manufactured by third party suppliers, primarily located in China and Japan. We maintain ownership of tooling and molds used by many of our suppliers.

        We continually evaluate our facilities' capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and currently foreseeable needs.

Research and Development

        Our research and development strategy is to direct resources toward performance improvements of our existing products, cost reduction and new product development. Our battery research and development strategy is focused on alkaline, zinc air and NiMH rechargeable battery systems. Our alkaline product development groups in Madison, Wisconsin and Ellwangen, Germany work closely with both our alkaline manufacturing plant in Fennimore, Wisconsin as well as our plant in Dischingen, Germany. Our zinc air product development group is also located in Madison, Wisconsin and works closely with our zinc air plants in Portage, Wisconsin and Washington, U.K. Our rechargeable NiMH program has been enhanced by our strong working relationships with suppliers based in China and Japan. Both our Hong Kong and Bridgeport foil and rotary cutting system development groups work closely with our Asian suppliers to develop new features and innovative electric shaving products.

        In fiscal years 2001, 2002 and 2003, Rayovac invested $12.2 million, $13.1 million and $14.4 million, respectively, in battery and lighting product research and development. These investments were supplemented by funds received from U.S. government contracts. These contracts enable us to investigate additional development opportunities. During calendar years 2001 and 2002, Remington invested approximately $4.3 million and $3.4 million, respectively, in research and development activities.

Patents and Trademarks

        We own or license from third parties a considerable number of patents and patent applications throughout the world for battery product improvements, additional features and manufacturing equipment. We have a license through March 2022 to certain alkaline battery designs, technology and manufacturing equipment from Matsushita to whom we pay a royalty.

        We also use and maintain a number of trademarks in our business, including Rayovac®, VARTA®, Remington®, Maximum®, Maximum Plus™, I-C3™, Renewal®, Loud ‘n Clear®, Pro Line®, Prodigy®, Microscreen®, Microflex®, Precision®, Remington Titanium™ and Smooth & Silky®. We rely on both registered and common law trademarks worldwide to protect our trademark rights. The Rayovac, VARTA and Remington trademarks are also registered in countries outside of the U.S., including countries in Europe, Latin America and Asia. We do not have any right to the Rayovac trademark in Brazil, where an independent third-party battery manufacturer owns the trademark.

        As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to Rayovac and VARTA AG's subsequent sale of its automotive battery business to Johnson Controls, Inc., we became the owner of the VARTA trademark in the consumer battery category and Johnson Controls acquired ownership rights to the trademark in the automotive battery category. VARTA AG and its VARTA Microbatterie subsidiary continue to have ownership rights to use the trademark with travel guides, industrial batteries and micro batteries. The four owners of the VARTA trademark are parties to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the trademark.

        As a result of the common origins of our Remington subsidiary and Remington Arms Company, Inc., the Remington trademark is owned by us and by Remington Arms each with respect to its principal products as well as associated products. As a result of the acquisition of Remington, we own the Remington trademark for shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington and Remington Arms provides for the shared rights to use the Remington trademark on products which are not considered "principal products of interest" for either company. A separate company, Remington Licensing Corporation, owns the Remington trademark in the U.S. with respect to any overlapping uses and we and Remington Arms are each licensed to use the trademarks owned by Remington Licensing Corporation in the respective areas of interest. We retain the Remington trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

Competition

        In our retail markets, companies compete for limited shelf space and consumer acceptance. Factors influencing product sales are brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies.

        Most consumer batteries manufactured throughout the world are sold by one of four global companies: Rayovac, Energizer, Duracell and Panasonic. We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure and may also increase consumer perceptions that batteries are a commodity product. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at retail prices below competing brands. Significant new competitors are not anticipated due to significant costs to enter the marketplace. The main barriers to entry are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels.

        In the U.S. alkaline battery category, Rayovac is positioned as the value brand while Duracell and Energizer are positioned as premium brands. In Europe, the VARTA brand has premium positioning in Germany and the Scandinavian countries, while it is positioned more as a value brand in Italy, France and Spain. In Latin America where lower disposable incomes prevail and zinc carbon batteries still outsell alkaline, Rayovac is positioned as a value brand.

        The battery marketplace is highly competitive and has recently been affected by pricing promotions. In the U.S., Duracell announced in early calendar 2003 that it would lower prices on its AA and AAA alkaline batteries. Energizer reduced its prices with respect to certain retailers in response to Duracell's announcement. These pricing plans will affect the short term dollar growth of the overall U.S. battery category. In Latin America and in Europe, promotional pricing has not been as significant a factor in influencing the battery marketplace.

        Our primary competitors in the foil and rotary shavers market are Philips/Norelco (which only sells and markets rotary shavers) and Braun (which only sells and markets foil shavers). Only Remington competes in both the foil and rotary segments. Our major competitors in the hair care market are Conair and Helen of Troy. Companies that are able to maintain or increase the amount of retail shelf space allocated to their respective products can gain competitive advantage.

        Our major competitors in the consumer battery and electric shaver markets have greater financial and other resources and greater overall market share than we do. They have committed significant resources to protect their own market shares or to capture market share from us in the past and may continue to do so in the future. In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers, and, ultimately, consumers.

Seasonality

        Sales of our products are seasonal. Sales during the first and fourth quarters of the fiscal year are generally higher than other quarters due to the impact of the December holiday season. With our acquisition of Remington, we anticipate that our sales for the fiscal quarter ending in December will constitute a larger portion of our annual sales going forward. For a more detailed discussion of the seasonality of our product sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales."

Governmental Regulations and Environmental Matters

        Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign regulations to which we are subject will not have a material effect upon our capital expenditures, earnings and competitive position. See Item 3, "Legal Proceedings—Environmental," for additional information regarding environmental matters.

Employees

        We had approximately 5,000 full-time employees worldwide as of September 30, 2003.

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

ITEM 2.    PROPERTIES

        The following table lists our primary owned or leased manufacturing, packaging, and distribution facilities:

Facility	Function	Square Footage
North America
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing	176,000
Portage, Wisconsin(1)	Zinc Air Button Cell & Lithium Coin Cell Battery Manufacturing	101,000
Bridgeport, Connecticut(1)	Foil Cutting Systems and Accessories Manufacturing	167,000
Dixon, Illinois(2)	Packaging & Distribution of Batteries and Lighting Devices	576,000
McDonough, Georgia(3)	Distribution of Electric Personal Care Products	315,000

Europe/ROW
Dischingen, Germany(2)	Alkaline Battery Manufacturing	186,000
Breitenbach, France(1)	Zinc Carbon Battery Manufacturing	165,000
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing	63,000
Ellwangen, Germany(2)	Battery Packaging	187,000
Ellwangen, Germany(2)	Battery Distribution	125,000
Latin America
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing	105,000
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing	91,000

(1)
Facility is owned.

(2)
Facility is leased.

(3)
Facility is leased and staffed by a third-party logistics company.

        We also own, operate or contract with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. We lease our administrative headquarters and our primary battery research and development facility, which are both located in Madison, Wisconsin. We own our primary foil and rotary cutter research and development facility, which is located in Bridgeport, Connecticut. We also lease retail space for approximately 80 Remington service stores, most of which are located in the U.S.

ITEM 3.    LEGAL PROCEEDINGS

Litigation

        We are subject to litigation from time to time in the ordinary course of business. The amount of any liability with respect to any litigation to which we are now subject cannot currently be determined. Other than the matters set forth below, we are not party to any pending legal proceedings which, in the opinion of management, are material to our business or financial condition.

        Three class action lawsuits brought against Rayovac Corporation and several of its current and former officers and directors have been consolidated into one suit, Eli Friedman v. Rayovac Corporation, Thomas H. Lee Partners, LP, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin (Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin), which generally alleges that the defendants made various false and misleading statements, which had the alleged effect of artificially inflating the price of Rayovac stock during the period from April 26, 2001 until September 19, 2001. Plaintiffs allege that statements by Rayovac during this period were false and misleading due to alleged failures to disclose, among other things: (a) alleged improper sales practices in purported violation of generally accepted accounting principles; (b) failure to establish sufficient reserves for doubtful receivables; (c) declining demand; and (d) risks of doing business in Latin America.

        Rayovac and the individual defendants filed a motion to dismiss the consolidated amended class action complaint in its entirety on February 10, 2003, and in May 2003, the Court issued an order denying our motion to dismiss as to claims made under the Securities Act and granting the motion to dismiss as to claims made under the Exchange Act, with leave to amend the Complaint to attempt to state a claim upon which relief could be granted under the Exchange Act. On June 19, 2003, plaintiffs filed the second consolidated amended class action complaint and on July 9, 2003, Rayovac and the individual defendants filed a motion to dismiss the complaint. On October 20, 2003, the Court granted defendants' motion and dismissed plaintiffs' claims under the Exchange Act with prejudice. The trial date with respect to the remaining claims under the Securities Act has been tentatively set for

November 15, 2004. Rayovac and the individual defendants believe the remaining claims under the Securities Act to be wholly without merit and intend to vigorously defend themselves in this litigation.

        Our Remington subsidiary is involved in a number of legal proceedings with Philips with respect to intellectual property rights, including trademarks owned by Philips, relating to the shape of the head portion of Philips' three-headed rotary shaver.

  •
  In Koninklijke Philips Electrics N.V. v. Remington Consumer Products Limited (U.K.), the High Court of Justice of the United Kingdom rejected Philips' claim that Remington's sale of rotary shavers in the United Kingdom infringed Philips' design patent and trademark and held that Philips' trademark was invalid. On appeal, the Court of Appeal, in a "provisional view," upheld the decision of the High Court but found that the issues between the parties raised difficult questions of construction of the Trademark Directive of the European Community and referred questions relating to the construction of this Directive to the European Court of Justice (the "ECJ") for its opinion which will govern the trademark laws of each of the fifteen member countries of the European Union. On June 18, 2002, the ECJ rendered its decision that a shape consisting exclusively of the shape of a product is unregistrable as a trademark (or is subject to being declared invalid if it had been registered as a trademark) if it is established that the essential functional features of that shape are attributable only to the technical result. The ECJ further ruled that the inability to register such a shape as a trademark (or the trademark being subject to being declared invalid) cannot be overcome by establishing that there are other shapes which allow the same result to be obtained. On April 9, 2003, the Court of Appeal determined to cancel the Philips trademark at issue in this litigation.

    On February 15, 2000, Philips commenced a second action against Remington in the High Court of Justice of the United Kingdom. This second case differs from the first action described above only in that it involves a registered trademark which differs in minor respects from the registered trademark at issue in the first action. The second suit had been stayed by agreement of the parties pending the determination of the ECJ in the first action. It is currently expected that this second action will proceed to trial in the High Court in 2004. There is also pending a proceeding before the Trademarks Office of the United Kingdom relative to Philips' efforts to register a trademark similar to those at issue in the above-mentioned litigation. This matter has been stayed pending a hearing before the Court of Appeal.

  •
  In Remington Consumer Products Limited v. Koninklijke Philips Electrics N.V. (France), Remington filed a preemptive claim against Philips in the Paris First Instance Court on May 17, 2000, seeking the nullification of Philips' rotary shaver head trademarks in France. Following a hearing on the merits in April 2003, the Court found in favor of Remington and cancelled Philips rotary shaver head trademarks at issue. Philips has filed a notice of appeal in this action.

  •
  In Remington Consumer Products Limited v. Koninklijke Philips Electrics NV (Italy), Remington filed a preemptive claim against Philips in the Tribunal of the City of Milan on May 15, 2000 seeking the nullification of Philips' rotary shaver head trademarks in Italy and a declaration that the sale of Remington's rotary shavers does not constitute trademark infringement or unfair competition on the part of Remington. On or about November 15, 2000, Philips filed a Writ of Summons with the court asserting trademark infringement against Remington and seeking damages with respect to all rotary shavers sold by Remington. A hearing on the merits in the principal action is currently expected to occur in 2004.

  •
  In Koninklijke Philips Electrics N.V. v Remington Products GmbH (Germany), on August 20, 2002, the District Court of Cologne granted an injunction to Philips under the German Unfair Competition Act against Remington Products, GmbH, a subsidiary of Remington, prohibiting the sale of Remington's rotary shavers in Germany. Remington has appealed this decision and on May 9, 2003, the Cologne Second Instance Court rejected Remington's appeal, indicating that the court was not competent to determine matters of trademark validity which lie within the exclusive jurisdiction of other administrative and judicial bodies. On September 5, 2002, Philips commenced a main action against Remington Products, GmbH in the District Court of Cologne to accompany the suit for an injunction described above. This action seeks to enjoin the sale of Remington rotary shavers, money damages and other relief. A hearing on the merits of the principal action has not yet been scheduled.

  •
  In Koninklijke Philips Electrics N.V. v River International, S.A. (Spain), on December 5, 2002, Philips commenced an action against River International, S.A. ("River"), the distributor of Remington's rotary shavers in Spain in the Court of First Instance of Barcelona to enjoin the sale of Remington rotary shavers in Spain and other relief. Pursuant to an indemnity agreement, Remington has undertaken to indemnify River for all of River's costs and expenses associated with this litigation. On January 27, 2003, the court granted an injunction to Philips. River appealed this decision and on July 31, 2003, the appellate court reversed the decision of the lower court and ordered the lifting of the injunction. A hearing on the merits in the principal action was held on May 20, 2003. On March 12, 2003, Remington commenced an action against Philips in the Court of First Instance of Barcelona seeking to cancel Philips' registered trademark in Spain. No hearings have been scheduled as yet in this litigation. The first action has been stayed pending the outcome of the second action.

        In addition, The Gillette Company and its subsidiary, Braun GmbH, filed a complaint against Remington in the federal district court in Massachusetts on December 2, 2003 alleging that Remington's "Smart Cleaner" automatic cleaning device on Remington's Titanium Smart System shaving product infringes United States patent numbers 5,711,328 and 5,649,556 allegedly held by Braun (The Gillette Company and Braun GmbH v. Remington Consumer Products Company, LLC., Case No. 03 CV 12428 WGY). The complaint, which has not yet been served on Remington, seeks injunctive relief and monetary damages. Should it be served with the complaint, Remington will deny the allegations and vigorously defend itself in this case.

        Further, on December 10, 2003, Norelco Consumer Products Company filed a complaint against Remington in federal district court for the southern district of New York alleging that a Remington television advertisement referred to as "Slice" or "A Close Shave" and airing in the United States was false and misleading thereby violating certain provisions of the Lanham Act and the Connecticut Unfair Trade Practices Act (Norelco Consumer Products Company v. Remington Products Company, LLC., Case No. 03 CV 979). The lawsuit seeks injunctive relief as well as monetary damages. On December 12, 2003, the court granted Norelco's request for a temporary restraining order and enjoined Remington from airing the advertisement pending resolution of the lawsuit. Remington denies the allegations brought by Norelco and will vigorously defend itself in this matter.

Environmental

        We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws which are applicable to our operations. We are also involved in the environmental remediation activities as described below.

        Rayovac's former manganese processing facility in Covington, Tennessee was accepted into the Voluntary Cleanup, Oversight and Assistance Program of the Tennessee Department of Environment and Conservation (the "TDEC") in February 1999. Under Tennessee's voluntary cleanup program, we negotiated a Consent Order and Agreement with the TDEC, dated February 12, 1999, covering investigation, and if necessary, remediation of the facility. Groundwater monitoring conducted with respect to a capped non-hazardous landfill at the facility, and groundwater testing beneath former process areas of the facility, indicated elevated levels of certain inorganic contaminants, particularly (but not exclusively) manganese, in the groundwater underneath the facility. We have completed closure of lagoons on the property and have completed the remediation of a stream that borders the facility. Upon successful completion of the requirements of the Consent Order and Agreement, we expect that no further action will be required at the facility. While remediation costs are uncertain at this time, we do not expect the matter to have a material adverse financial impact on us.

        In addition, as part of routine reporting requirements in connection with past property transfers, our Remington subsidiary has reported to the Connecticut Department of Environmental Protection (the "CTDEP") that it has detected petroleum, metals and solvent compounds in soil and ground water samples taken from its Bridgeport, Connecticut facility. The general remedial strategies have been selected by Remington and those strategies which require CTDEP approvals have been submitted for approval. All other strategies do not require approval for implementation. While costs for the remediation activities which will eventually be undertaken are uncertain at this time, we do not expect that these activities will have a material adverse financial impact on us.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Rayovac's Annual Meeting of Shareholders was held on July 23, 2003. The directors standing for election were elected in an uncontested election. The directors elected were William P. Carmichael, Kent J. Hussey and Philip F. Pellegrino. Mr. Carmichael received 25,218,657 votes in favor of his election and 1,738,492 votes were withheld. Mr. Hussey received 25,738,625 votes in favor of his election and 1,218,524 votes were withheld. Mr. Pellegrino received 24,755,058 votes in favor of his election and 2,202,091 votes were withtheld. In addition to the election of directors, the Company submitted the ratification of the appointment of KPMG LLP as our independent auditors to a vote of the shareholders. The vote in favor of ratification was: For: 25,050,013; Against: 1,887,525; Abstained: 19,612.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock, $0.01 par value per share (the "Common Stock"), is traded on the New York Stock Exchange (the "NYSE") under the symbol "ROV." The Common Stock commenced public trading on November 21, 1997. As of December 1, 2003, there were 244 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

	High	Low
Fiscal 2003
Quarter ended December 29, 2002	$16.28	$11.20
Quarter ended March 30, 2003	$14.49	$10.50
Quarter ended June 29, 2003	$13.84	$9.93
Quarter ended September 30, 2003	$15.75	$12.68
Fiscal 2002
Quarter ended December 30, 2001	$18.05	$13.60
Quarter ended March 31, 2002	$17.93	$12.81
Quarter ended June 30, 2002	$19.10	$14.80
Quarter ended September 30, 2002	$18.52	$11.75

        We have not declared or paid any cash dividends on the Common Stock since it commenced public trading in 1997 and we do not anticipate paying cash dividends in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the terms of our credit facility and the indentures governing our outstanding 8 1/2% senior subordinated notes due 2013 restrict our ability to pay dividends to our shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

        Information regarding our equity compensation plans is set forth in Item 12 hereof under the caption "Equity Compensation Plan Information."

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data is derived from our audited consolidated financial statements. Only the most recent three fiscal years audited statements are included elsewhere in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

	Fiscal Year Ended September 30,
	1999(4)	2000	2001(5)	2002(6)	2003(7)(8)
	(In millions, except per share data)
Statement of Operations Data:
Net sales(1)	$504.2	$630.9	$616.2	$572.7	$922.1
Gross profit(1)	198.2	259.4	232.9	237.4	351.5
Income from operations(2)	53.6	89.3	54.4	63.0	59.6
Income before income taxes(3)	37.6	58.0	17.5	45.7	23.0
Net income	24.1	38.4	11.5	29.2	15.5
Restructuring and related charges—cost of goods sold	$1.3	$—	$22.1	$1.2	$21.1
Restructuring and related charges—operating expenses	8.1	—	0.2	—	11.5
Non-operating expense(3)	—	—	8.6	—	3.1
Interest expense	$16.3	$30.6	$27.2	$16.0	$37.2
Per Share Data:
Net income per common share:
Basic	$0.88	$1.39	$0.40	$0.92	$0.49
Diluted	0.83	1.32	0.39	0.90	0.48
Average shares outstanding:
Basic	27.5	27.5	28.7	31.8	31.8
Diluted	29.2	29.1	29.7	32.4	32.6
Cash Flow and Related Data:
Net cash provided by operating activities	$13.3	$32.8	$18.0	$66.8	$76.2
Capital expenditures	24.1	19.0	19.7	15.6	26.1
Depreciation and amortization (excluding amortization of debt issuance costs)(2)	13.5	20.0	21.1	19.0	31.6
Balance Sheet Data (at period end):
Cash and cash equivalents	$11.1	$9.8	$11.4	$9.9	$107.8
Working capital(9)	104.4	104.7	158.5	140.5	269.8
Total assets(1)	513.1	549.6	566.5	533.2	1,576.5
Total long-term debt, net of current maturities	307.4	272.8	233.5	188.5	870.5
Total debt	330.3	317.6	258.0	201.9	943.4
Total shareholders' equity	46.5	80.7	157.6	174.8	202.0

(1)
Certain reclassifications have been made to reflect the adoption of EITF 01-09 (which codified certain provisions of EITF 00-14, 00-22 and 00-25) for periods prior to adoption in fiscal 2002. EITF 01-09 addresses the recognition, measurement and income statement classification of various types of sales incentives, either as a reduction to revenue or as an expense. Concurrent with the adoption of EITF 00-25, we reclassified certain accrued trade incentives as a contra receivable versus our previous presentation as a component of accounts payable.

(2)
Pursuant to FASB Statement No. 142, Goodwill and Other Intangible Assets, we ceased amortizing goodwill on October 1, 2001. Upon initial application of Statement No. 142, we reassessed the useful lives of its intangible assets and deemed only the trade name to have an indefinite useful life because it is expected to generate cash flows indefinitely. Based on this, we ceased amortizing the trade name on October 1, 2001. Goodwill and tradename amortization expense for 1999, 2000 and 2001 included in depreciation and amortization in income from operations are as follows:

	1999	2000	2001
	(in millions)
Goodwill amortization	$0.8	$1.2	$1.1
Trade name amortization	0.4	2.3	2.3

	$1.2	$3.5	$3.4

(3)
The FASB issued Statement No. 145, which addresses, among other things, the income statement presentation of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30. We adopted this statement on October 1, 2002. As a result, we recorded non-operating expenses within income before income taxes as follows during the fiscal years ended September 30, 2001 and 2003:

  In fiscal 2001, a non-operating expense of $8.6 million was recorded for the premium on the repurchase of $65.0 million of our senior subordinated notes and related write-off of unamortized debt issuance costs in connection with a primary offering of our common stock in June 2001.

  In fiscal 2003, a non-operating expense of $3.1 million was recorded for the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility in October 2002.

(4)
Fiscal 1999 includes restructuring and related charges—cost of goods sold of $1.3 million, and restructuring and related charges—operating expenses of $8.1 million.

(5)
Fiscal 2001 includes restructuring and related charges—cost of goods sold of $22.1 million, and restructuring and related charges—operating expenses of $0.2 million. Fiscal 2001 also includes a non-operating expense of $8.6 million discussed in (3) above. See Notes 15 and 2(x), respectively, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(6)
Fiscal 2002 includes restructuring and related charges—cost of goods sold of $1.2 million. See Note 15 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(7)
Fiscal 2003 includes a net sales reduction of $6.2 million related to North American retailer inventory repricing programs associated with the launch of our comprehensive new alkaline pricing program announced in 2003. These programs were launched in response to Duracell's price reduction in the U.S. market on certain AA and AAA batteries.

  Fiscal 2003 includes restructuring and related charges—cost of goods sold of $21.1 million, and restructuring and related charges—operating expenses of $11.5 million. Fiscal 2003 also includes a non-operating expense of $3.1 million discussed in (3) above. See Notes 15 and 2(x), respectively, in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(8)
Fiscal 2003 selected financial data is impacted by two acquisitions completed during the fiscal year. The VARTA acquisition was completed on October 1, 2002 and the Remington acquisition was completed on September 30, 2003. See further discussion of acquisitions in Item 1: Business, and in Note 16 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(9)
Working capital is defined as current assets less current liabilities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is management's discussion of the financial results, liquidity, and other key items related to our performance. This section should be read in conjunction with the "Selected Financial Data" and our Consolidated Financial Statements and related notes in the "Financial Statements" section of this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. All references to 2001, 2002, and 2003 refer to fiscal year periods ended September 30, 2001, 2002, and 2003, respectively.

INTRODUCTION

        On October 1, 2002, we acquired substantially all of the consumer battery business of VARTA AG. The acquisition consisted of the purchase of all of VARTA AG's consumer battery subsidiaries and business outside of Germany, excluding Brazil, and a controlling ownership and management interest in a new joint venture entity that will operate the VARTA AG consumer battery business in Germany. The residual interest in the joint venture is held by VARTA AG. With the acquisition of VARTA, we became a truly global battery manufacturer and marketer and acquired additional low-cost manufacturing capacity and battery technology.

        In addition, on September 30, 2003, we acquired all of the equity interests of Remington Products Company, L.L.C. Remington is a leading consumer products company focusing on the development and marketing of personal care products. Remington designs and distributes electric shavers and accessories, grooming products, hair care appliances and other small electrical consumer products. The acquisition of Remington allowed us to become a diversified consumer products company no longer solely focused on the battery and lighting product markets. Remington was attractive due to its position as a strong branded company, its new product pipeline and its use of distribution channels similar to those employed by Rayovac in the United States.

        Following the acquisitions of VARTA and Remington, we are a global branded consumer products company with leading market positions in our two major product categories: consumer batteries and electric personal care products. We are a leading worldwide manufacturer and marketer of alkaline and zinc carbon batteries. We are also the leading worldwide manufacturer and marketer of hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and a leading marketer of battery-powered lighting products. With the acquisition of Remington, we are also a leading designer and marketer of electric shavers and accessories, electric grooming products and hair care appliances. Our products are sold on a global basis in over 100 countries through a variety of channels, including mass merchandisers, home centers and hardware stores, consumer electronics stores, warehouse clubs, food, drug and convenience stores, department stores, hearing aid professionals, industrial distributors and original equipment manufacturers ("OEMs"). We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years.

        Our financial performance is influenced by a number of factors including: general economic conditions and trends in consumer markets; our overall product line mix, including sales prices and gross margins which vary by product line; and our general competitive position, especially as impacted by our competitors' promotional activities and pricing strategies. These influencing factors played significant roles in our financial results during fiscal 2001, 2002 and 2003.

        We manage our business based upon three geographic regions. The regions are as follows: North America, which includes the United States and Canada; Latin America, which includes Mexico, Central America, South America and the Caribbean; and Europe/Rest of World ("Europe/ROW"), which includes continental Europe, the United Kingdom, and all other countries in which we do business.

        Our Consolidated Results of Operations for the twelve months ended September 30, 2003 do not include the impacts of the Remington acquisition, as the transaction occurred on the close of business on September 30, 2003. Our Consolidated Balance Sheet, as of September 30, 2003, and Consolidated Statement of Cash Flows for the year then ended do incorporate the impacts of the Remington transaction.

Cost Reduction Initiatives

        We continually seek to improve our operational efficiencies, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. Since the beginning of fiscal 2001, we have undertaken various initiatives to reduce manufacturing, operating and other costs. We believe that we can continue to drive down our cost of goods manufactured with continued focus on cost reduction initiatives.

        Fiscal 2001.    In fiscal 2001, we closed our Wonewoc, Wisconsin plant and now source lighting products previously made at this plant from third party suppliers. With this closure, we now outsource all of our lighting products. In addition, we outsourced certain manufacturing operations at our Fennimore, Wisconsin plant to accommodate the installation of a new high speed AA-size alkaline battery line and discontinued inefficient packaging operations.

        Also in fiscal 2001, we closed our zinc carbon battery plants in Tegucigalpa, Honduras and rationalized our manufacturing and distribution processes in our Mexico City, Mexico manufacturing facilities and in our European operations by discontinuing or outsourcing uneconomic product lines or production processes, including the outsourcing of zinc carbon rod manufacturing, and by changing uneconomical modes of distribution.

        Finally, in fiscal 2001, we engaged in an organizational restructuring in North America and Latin America. As part of this initiative, sales and marketing functions were eliminated and/or consolidated. These cost reduction initiatives reduced our global workforce by approximately 570 employees.

        Fiscal 2002.    In fiscal 2002, we closed our Santo Domingo, Dominican Republic manufacturing facility and transferred production of zinc carbon batteries to our Guatemala City, Guatemala manufacturing facility. We also outsourced a portion of our zinc carbon battery production previously manufactured at our Mexico City, Mexico facility.

        The impact of the fiscal 2001 and fiscal 2002 cost reduction initiatives on our operations is described below under the heading "Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001—Restructuring and Related Charges."

        Fiscal 2003.    In October 2002, in conjunction with the acquisition of the VARTA consumer battery business described above, we announced a series of initiatives designed to position our consumer battery business for future growth opportunities and to optimize the combined global resources of Rayovac and VARTA. These initiatives, which are expected to provide significant benefits to the combined organization, include the renegotiation of certain sourcing arrangements, the elimination of duplicate costs in our consumer battery business and the consolidation of sales and marketing functions.

        In October 2002, we closed our Mexico City, Mexico manufacturing facility. With the closure of the Mexico City, Mexico plant, the plants in Guatemala City, Guatemala, Breitenbach, France, and Manizales, Colombia became our remaining zinc carbon manufacturing plants. The consolidation of our zinc carbon capacity within Latin America is consistent with the global market trend away from zinc carbon toward alkaline batteries, and is intended to allow us to more closely match our manufacturing capacity to anticipated market demands.

        We also announced the closure of operations at our Madison, Wisconsin packaging center and Middleton, Wisconsin distribution center in October 2002. These facilities were closed during fiscal 2003 and their operations were combined into a new leased complex in Dixon, Illinois. Transition to the new facility was completed in June 2003. We anticipate that the relocation to the new leased packaging and distribution center will result in operational changes that are intended to reduce freight and inventory handling costs.

        We expect that all geographies will benefit from decreased costs and expenses resulting from the VARTA initiatives. These initiatives are anticipated to create long-term opportunities for procurement savings resulting from renegotiated raw material and finished good sourcing arrangements and lower operating costs as duplicative administrative support and sales and marketing functions are consolidated and overlapping functions are eliminated.

        The benefits of the VARTA initiatives are expected to positively impact future gross profit and operating margins, but were partially offset during fiscal 2003 and in the near-term by exit and integration costs, including employee termination benefits and asset impairments associated with the elimination of duplicative functions, an increase in interest expense associated with the acquisition, and increased exposure to foreign currency movements reflecting our expanded global presence. In addition, the acquisition of the VARTA consumer battery business is expected to negatively impact our effective tax rate, as we estimate a larger percentage of our income will be generated in higher tax jurisdictions.

        Annual savings associated with the VARTA initiatives are projected to be in the range of $40-45 million when fully realized by the end of fiscal 2005. Costs associated with certain cost reduction initiatives are discussed in Note 15, Restructuring and Related Charges, to our Notes to Consolidated Financial Statements.

        The impact of the fiscal 2003 cost reduction initiatives on our operations is described below under the heading "Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002—Restructuring and Related Charges."

        In conjunction with the acquisition of the Remington business, we identified annual savings opportunities of approximately $23.5 million when fully realized, which we currently expect by 2006. These savings are primarily related to purchasing, supply chain management, manufacturing and back office functions. We estimate we will incur total costs (cash and non-cash) of approximately $35.0 million over the next two years to achieve these savings. Integration activities are currently underway and savings and cost estimates will be further refined during fiscal 2004. We expect the North America and Europe/ROW geographies to benefit from decreased costs and expenses resulting from these Remington initiatives to optimize the combined resources of Rayovac and Remington.

Meeting Consumer Needs through Technology and Development

        We continue to focus our efforts on meeting consumer needs for portable power, personal care, and lighting products through new product development and technology innovations. Prior to the Remington acquisition, we announced improvements and new developments in our rechargeable, alkaline, hearing aid, and lighting products product lines.

        During fiscal 2001, we introduced a one-hour charger for nickel metal hydride (NiMH) batteries, and began selling higher performing NiMH batteries. In fiscal 2002, we announced the development of a revolutionary rechargeable NiMH battery system capable of recharging batteries in as little as 15 minutes which was introduced in the retail market during fiscal 2003. These technological advancements provide consumers with portable, rechargeable power as the use of digital cameras and other high drain devices continues to grow.

        In fiscal 2002, we launched our new, more powerful Rayovac Maximum Plus alkaline batteries, with bold new graphics. Also during fiscal 2001 and fiscal 2002, we increased the performance of our hearing aid batteries, and launched innovative packaging allowing consumers to more easily dispense the hearing aid batteries. In Europe during fiscal 2003, we launched our High Energy™ alkaline batteries and upgraded our graphic designs for our MaxiTech™ and LongLife™ batteries, all marketed under the VARTA brand name. Finally, we rejuvenated our lighting products product line through a series of new product launches designed to reach unique markets within the mass and retail channels.

        During fiscal 2003, we introduced to the United States marketplace a comprehensive pricing strategy for our alkaline battery product portfolio. We simplified the battery buying decision process for consumers by offering fifty percent more of our AA and AAA batteries for the same price as the competition. We believe this "fifty percent more" strategy will help redefine the value position of our Maximum Plus™ alkaline products. This strategy will also match up with the consumer trend of buying larger pack size of batteries.

        Research and development efforts at Remington allow us to maintain our unique manufacturing process in cutting systems for shavers. Remington is continuously pursuing new innovations for its line of shavers including foil improvements and new cutting and trimmer configurations. Remington also devotes resources to the development of new technologies for its other products. During fiscal 2003 and prior to the acquisition, Remington introduced the Remington Titanium™ line of men's MicroScreen® and MicroFlex® shavers, a line of personal grooming products that utilize titanium-coated blades and trimmers.

        We believe that our products are well poised to meet the portable power, lighting and electric personal care needs of consumers. We will continue to focus on identifying new technologies necessary to meet consumer and retailer needs within the marketplace.

Competitive Landscape

        The alkaline battery business is highly competitive on a global scale. Within North America, Europe and Latin America, there are four primary branded providers of alkaline batteries and a few local manufacturers within each geographic region. The alkaline marketplace has seen changes in recent years related to product line segmentation, with attempts to segment the category into high-performance, regular and value positions, combined with the introduction of private label batteries at certain retailers. In addition, market participants continue to engage in high levels of promotional and pricing activities to gain market share. In the United States in 2003, Duracell, one of our competitors, announced they were lowering the prices of their alkaline batteries. This action, in conjunction with our and Energizer's responses, is expected to have a short-term impact on the overall United States battery category growth.

        Within Latin America, poor economic conditions have dramatically impacted battery sales especially within the zinc carbon product line. Zinc carbon batteries continue to be the largest share of the battery market in Latin America in unit terms. In North America and Europe, the majority of consumers purchase alkaline batteries.

        Within North America and Europe, the rechargeable battery business has experienced dramatic changes over the past three years. Primary rechargeable alkaline sales have declined over this period with a shift towards rechargeable batteries, such as NiMH, which are higher performing in high drain devices. Our development of a one-hour charger and an innovative 15-minute rechargeable battery technology help us maintain the number one market position within the rechargeable category in the United States, as estimated by management.

        Within the hearing aid battery category, we continue to hold the number one global market position based on management estimates. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations, position us for continued success in this category.

Seasonal Product Sales

        Our quarterly results are impacted by our seasonal sales. Sales during the first and fourth fiscal quarters of the year are generally higher than other quarters due to the impact of the December holiday season. The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended
	2001	2002	2003
December	27%	28%	28%
March	22%	21%	22%
June	24%	24%	23%
September	27%	27%	27%

        Remington also experiences seasonal sales. During calendar 2002, Remington's sales for the quarters ended March 31, June 30, September 30, and December 31 were 15%, 19%, 22%, and 44%, respectively. We anticipate our sales for the fiscal quarter ending in December will be a larger portion of our annual sales going forward.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Highlights of consolidated operating results

        Year over year historical comparisons are influenced by our October 1, 2002 acquisition of substantially all of the consumer battery business of VARTA AG, which is included in our current year but not prior year results. See Note 16, Acquisitions and Divestitures, of Notes to the Consolidated Financial Statements for additional information regarding the VARTA acquisition. The acquisition of Remington, had no effect on fiscal 2003 operating results, as the transaction was completed after the close of business on September 30, 2003.

        Net Sales.    Our net sales increased $349.4 million to $922.1 million in fiscal 2003 from $572.7 million the previous year. The sales increase is attributable to the VARTA acquisition partially offset by sales decreases in the North America segment.

        Operating Income.    Our income from operations decreased $3.4 million to $59.6 million in fiscal 2003 from $63.0 million the previous year. The decrease was primarily attributable to $32.6 million in restructuring charges reflecting a series of restructuring initiatives announced and implemented during fiscal 2003 and a $20.7 million decrease in North America segment profitability discussed below. These decreases were mostly offset by the profitability associated with the VARTA acquisition. For further discussion of restructuring and related charges see Note 15, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements.

        Net Income.    Our net income in fiscal 2003 decreased $13.7 million to $15.5 million from $29.2 million the previous year. The decrease was due to restructuring and related charges of $20.2 million, after tax, an increase in interest expense of $13.1 million, after tax, North America retailer markdown programs of $3.8 million, after tax, non-operating expense of $1.9 million, after tax, reflecting the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility, and the decline in North America profitability, partially offset by the profitability of the VARTA acquisition. Fiscal 2002 includes a $7.5 million, after tax, net bad debt expense related to the bankruptcy filing of a North America segment customer.

        Segment Results.    We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes corporate purchasing expense, general and administrative expense, and certain research and development expenses.

Europe/ROW	2002	2003
Net sales from external customers	$52.5	$421.1
Segment profit	5.1	49.7
Segment profit as a % of net sales	9.7%	11.8%
Assets	$31.4	$537.4

        The Europe/ROW segment was the segment most dramatically impacted by the VARTA acquisition. Increases in sales, segment profitability and assets all reflect the significance of VARTA within the region and the favorable impact of foreign currency movements. Intense sales, marketing, operational and administrative integration activities were implemented and substantially completed within the region making identification of factors causing year-over-year variation difficult.

        Profitability as a percent of net sales increased to 11.8% in fiscal 2003 from 9.7% in the previous year primarily reflecting the impact of the VARTA acquisition and improved gross profit margins.

        Intangible assets of $240.6 million, primarily related to the VARTA acquisition, now make up a substantial portion of the asset base within the segment. The segment's asset base as of September 30, 2003, includes the international operations of Remington.

North America	2002	2003
Net sales from external customers	$435.6	$376.0
Segment profit	85.5	64.8
Segment profit as a % of net sales	19.6%	17.2%
Assets	$256.4	$625.5

        Our sales to external customers decreased $59.6 million, or 13.7%, to $376.0 million in fiscal 2003 from $435.6 million the previous year due primarily to weakness in alkaline, zinc carbon, and rechargeable product line sales. Alkaline sales decreases of $54.3 million were caused by intense competitive promotional pricing activity in this battery category, a $9.7 million decline in post-bankruptcy sales to a customer, approximately $6.2 million in retailer markdown programs associated with the Company's new alkaline pricing program, and our inability to replace $4.0 million in sales to a discontinued low-margin OEM customer in the prior year. Zinc carbon sales decreased $9.6 million compared to last year due to reduced distribution and general marketplace trends away from the use of this type of battery. Rechargeable battery sales also decreased $2.6 million compared to last year due to lower sales in advance of the I-C3 rechargeable battery system launched in the fourth quarter of fiscal 2003. Hearing aid battery sales increased $3.7 million, or 9.0% due to overall category strength.

        Our profitability decreased $20.7 million to $64.8 million from $85.5 million the previous year. The decrease in profitability was primarily attributable to lower gross profit due to the current year sales decrease partially offset by a $12.0 million net bad debt expense related to the bankruptcy filing of a key customer recorded in the prior year. Due to the reasons mentioned above, our profitability margins decreased 240 basis points to 17.2% from 19.6% the previous year.

        Our assets increased to $625.5 million from $256.4 million the previous year primarily reflecting the impacts of the Remington acquisition and intangible assets of approximately $283.0 million attributable to the transaction. The purchase price allocation for the Remington acquisition is not yet final.

Latin America	2002	2003
Net sales from external customers	$84.7	$125.0
Segment profit	5.3	17.7
Segment profit as a % of net sales	6.3%	14.2%
Assets	$191.0	$203.9

        Our sales to external customers increased $40.3 million, or 47.6% to $125.0 million in fiscal 2003 from $84.7 million the previous year. The increase in sales is due to the impact of the VARTA acquisition and sales increases within Central America of $7.6 million primarily reflecting improvements in our wholesaler and distributor channels. These increases were partially offset by currency devaluations in the Dominican Republic contributing to a sales decrease of $4.3 million, declines caused by unfavorable economic conditions and political uncertainties in Venezuela resulting in a sales decline of $2.3 million, and the unfavorable impacts of foreign currency movements impacting other geographies within the region.

        Our profitability increased $12.4 million to $17.7 million and was primarily the result of the VARTA acquisition, improved profitability in Central America partially offset by profit declines in Venezuela and Dominican Republic.

        Our assets increased $12.9 million, or 6.8%, to $203.9 million from $191.0 million the previous year. The acquisition of the VARTA business in Latin America resulted in asset increases across all asset categories, except for a reduction in accounts receivable reflecting improvements in collections, a decrease in property, plant and equipment reflecting the closure of the Mexico manufacturing facility. The closure and subsequent write-off of the Mexico manufacturing related assets are included in restructuring and related charges in our Consolidated Statement of Operations (see Note 15, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements) and are not included in our Latin America segment results. The Remington acquisition had no effect on Latin America segment assets.

        Corporate Expense.    Our corporate expenses increased $8.3 million to $40.0 million from $31.7 million in the previous year. As a percentage of sales, our corporate expense was 4.3% in fiscal 2003, compared with 5.5% in the previous year. Fiscal 2003 corporate expense includes higher legal expense associated with patent infringement litigation, a $1.5 million net charge associated with the settlement of such litigation, generally higher costs associated with the integration of the VARTA businesses and other increases in compensation expense, primarily reflecting an increase in unearned restricted stock compensation of $2.1 million. Fiscal 2002 included a loss of $1.5 million related to the bankruptcy filing of a freight payment service provider.

        Restructuring and Related Charges.    In fiscal 2003, we recorded restructuring and related charges of $32.6 million associated with our cost reduction initiatives, as more fully described above under the heading "Cost Reduction Initiatives—Fiscal 2003", relating to: (i) approximately $13.0 million of employee termination benefits for approximately 650 notified employees and non cash costs of approximately $0.7 million associated with the write-off of pension intangible assets reflecting the curtailment of our Madison, Wisconsin packaging facility pension plan, (ii) approximately $12.8 million of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of our Mexico City, Mexico plant and inventory and fixed asset impairments related to the closure of our Wisconsin packaging and distribution locations, (iii) approximately $6.1 million of other expenses which include, distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately

$0.5 million, and other legal and facility shutdown expenses of approximately $4.7 million, net of a $0.3 million change in estimate reducing our anticipated costs to close our Wonewoc, Wisconsin facility.

        In fiscal 2003, we recorded restructuring and related charges in cost of goods sold of approximately $21.1 million including amounts related to: (i) the closure in October 2002 of our Mexico City, Mexico plant and integration of production into our Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6.2 million, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.3 million, and other shutdown related expenses of approximately $0.5 million, (ii) the closure of operations at our Madison, Wisconsin packaging facility and combination with the Company's Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $12.4 million, including termination costs of approximately $2.4 million and non cash pension curtailment costs of approximately $0.7 million, fixed asset and inventory impairments of approximately $6.9 million, and relocation expenses and other shutdown related expenses of approximately $2.4 million, (iii) a series of restructuring initiatives impacting our manufacturing functions in Europe, North America, and Latin America resulting in charges of approximately $2.8 million, including termination benefits of approximately $1.8 million and inventory and asset impairments of approximately $1.0 million, and (iv) a change in estimate relating to our anticipated costs to close our Wonewoc, Wisconsin facility resulting in a credit of $0.3 million.

        In fiscal 2003, we recorded restructuring and related charges in operating expenses of approximately $11.5 million including amounts related to: (i) the closure of operations at our Middleton, Wisconsin distribution center and combination with our Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $1.4 million, including termination costs of approximately $0.3 million, fixed asset impairments of approximately $0.3 million, and relocation expenses and other shutdown related expenses of approximately $0.8 million, and (ii) a series of restructuring initiatives impacting our sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $10.1 million, including termination costs of approximately $7.1 million, distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately $0.5 million, fixed asset impairments of $0.3 million, and legal and other expenses of approximately $1.3 million. The carrying value of assets held for sale under restructuring plans is approximately $8.7 million, and is included in Prepaid expense and other in our Consolidated Balance Sheets.

        In fiscal 2002, we recorded net restructuring and related charges in cost of goods sold of $1.2 million related to: (i) the closure of our manufacturing facility in Santo Domingo, Dominican Republic and transfer of production to our Guatemala City, Guatemala manufacturing facility and the outsourcing of a portion of our zinc carbon battery production previously manufactured at our Mexico City, Mexico manufacturing facility, as more fully described above under the heading "Cost Reduction Initiatives—Fiscal 2002" and (ii) the reversal of $1.3 million of expenses related to the December 2000 restructuring announcement which were not realized, primarily reflecting a change in estimated termination benefits of $1.0 million, due to lower estimates of outplacement costs and costs attributable to fringe benefits, and the retention of selected employees.

        The closure of the Dominican Republic manufacturing facility and outsourcing of Mexico zinc carbon production, in fiscal 2002, resulted in $1.2 million of employee termination benefits for approximately 115 manufacturing employees, $0.9 million of charges from the abandonment of equipment and inventory, net of a change in estimate of $0.4 million, associated with the closing of the manufacturing facility and $0.3 million of other expenses. The change in estimate reflected our ability to utilize more inventory and manufacturing equipment at our Guatemala City, Guatemala manufacturing location than originally anticipated.

        Interest Expense.    Interest expense increased $21.1 million to $37.2 million in fiscal 2003 due to the increase in debt to finance the VARTA acquisition.

        Non-Operating expense.    In fiscal 2003, we recorded non-operating expense of $3.1 million relating to the write-off of unamortized debt fees associated with our previous credit facility, replaced in conjunction with the VARTA acquisition. There was no non-operating expense in fiscal 2002.

        Other (Income) Expense.    Other (income) expense, net, improved $4.9 million to income of $3.6 million in fiscal 2003, primarily attributable to foreign exchange transaction gains.

        Income Tax Expense.    Our effective tax rate was 32.8% for fiscal 2003, a decrease from 36.0% during the previous year. The decrease in the effective tax rate from the prior year primarily reflects the net impact of certain tax credits realized during fiscal 2003, favorable adjustments to prior year deferred taxes, adjustments to prior year tax reserves reflecting the expiration of certain statute of limitations, partially offset by non-deductible interest expense associated with our acquisition of VARTA.

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Highlights of consolidated operating results

        Net Sales.    Our net sales decreased $43.5 million, or 7.1%, to $572.7 million in fiscal 2002 from $616.2 million the previous year. Increases in hearing aid battery and lighting product sales were unable to offset declines in zinc carbon and alkaline sales.

        Income from Operations.    Our income from operations increased $8.6 million, or 15.8%, to $63.0 million in fiscal 2002 from $54.4 million the previous year. This increase was primarily due to reduction in restructuring charges of $21.1 million offset by a $12.0 million bad debt reserve, net of recoveries, resulting from the bankruptcy filing of a key customer.

        Net Income.    Our net income for fiscal 2002 increased $17.7 million, or 153.9%, to $29.2 million from $11.5 million the previous year. The increase reflects a reduction in interest expense attributable to the retirement of $65.0 million of senior subordinated notes following our June 2001 common stock offering, plus a $56.1 million reduction in debt during fiscal 2002 due to strong cash flow from operations. In addition, fiscal 2001 results reflect a $22.3 million pretax restructuring charge and an $8.6 million pretax non-operating expense. These improvements were partially offset by a bad debt reserve of $7.5 million, net of tax, recognized in fiscal 2002 related to the bankruptcy filing of a key customer.

North America

	2001	2002
Net sales from external customers	$448.8	$435.6
Segment profit	80.8	85.5
Segment profit as a % of net sales	18.0%	19.6%

        Our revenue from external customers decreased $13.2 million, or 2.9%, to $435.6 million in fiscal 2002 from $448.8 million the previous year. Zinc carbon sales decreases of $12.3 million reflect the trend in the industry toward alkaline and the discontinuation of certain products at selected stores of a major retailer. Alkaline sales decreases of $4.8 million were attributable to the decline in sales to a key customer in bankruptcy, a cautious retail inventory environment and continued promotional activity, and our inability to replace sales to an OEM customer in the previous year. Increases in lighting products of $4.3 million resulted from new product launches and distribution gains.

        Our profitability increased $4.7 million to $85.5 million in fiscal 2002 from $80.8 million the previous year. This increase was primarily attributable to the benefits of the 2001 plant closures and organizational restructurings as more fully described under the heading "Cost Reduction Initiatives", that lowered operating expenses and improved gross profit margins. This was partially offset by a $12.0 million bad debt reserve, net of recoveries, resulting from the bankruptcy filing of a North America segment customer.

Latin America

	2001	2002
Net sales from external customers	$118.7	$84.7
Segment profit	16.9	5.3
Segment profit as a % of net sales	14.2%	6.3%

        Our revenue from external customers decreased $34.0 million, or 28.6%, to $84.7 million in fiscal 2002 from $118.7 million the previous year due primarily to decreased sales of zinc carbon batteries. Net sales were impacted by unfavorable economic conditions in Mexico, Argentina, and Venezuela, primarily due to general weakened market conditions. Also impacting net sales were curtailments of shipments to certain distributors and wholesalers who were delinquent on payments, general political uncertainties and instability in Argentina and Venezuela, and the unfavorable impacts of currency devaluation which contributed approximately $9.3 million of the sales decline versus fiscal 2001.

        We have a business presence in approximately 100 countries throughout the world, all of which are subject to varying degrees of political and economic risk. In fiscal 2002, changes in the economic and political environments in Mexico, Argentina and Venezuela subjected us to varying degrees of political and economic risks. While these markets collectively represent approximately 40.0% and 23.3% of our Latin America segment revenue and total assets, respectively, they collectively represent approximately 6.0% and 8.4% of our consolidated revenue and total assets, respectively.

        In spite of the sales decline, the segment remained profitable, with profit of $5.3 million in fiscal 2002. However, this was a decrease of $11.6 million from the previous year. This decrease was primarily attributable to the impact of the sales decline, partially offset by lower advertising expenses and a reduction in other operating expenses in the region. As of October 1, 2001, we adopted FASB Statement No. 142 and were no longer required to amortize goodwill and certain intangibles with indefinite lives. This resulted in a reduction of amortization expense of $3.0 million, within the segment, for the year. Segment profit margins decreased primarily due to an unfavorable customer mix compounded by relatively fixed operating expenses spread over lower sales.

Europe/ROW

	2001	2002
Net sales from external customers	$48.7	$52.5
Segment profit	4.1	5.1
Segment profit as a % of net sales	8.4%	9.7%

        Our revenue from external customers increased $3.8 million, or 7.8%, to $52.5 million in fiscal 2002 from $48.7 million the previous year, primarily reflecting increased sales of alkaline and hearing aid batteries, and favorable impacts of foreign currency movements.

        Our profitability increased $1.0 million, or 24.4%, due primarily to sales gains and a reduction in operating expenses due to the cost reduction initiatives described above under the heading "Cost

Reduction Initiatives—Fiscal 2001" and the adoption of FASB Statement No. 142, which resulted in lower amortization expense.

        Corporate Expenses.    Our corporate expenses increased $6.6 million, or 26.3%, to $31.7 million in fiscal 2002 from $25.1 million the previous year. The increase was primarily due to higher legal expenses, technology spending, and compensation expense.

        Restructuring and Related Charges.    In fiscal 2002, we recorded net restructuring and related charges of $1.2 million related to: (i) the closure of our manufacturing facility in Santo Domingo, Dominican Republic and transfer of production to our Guatemala City, Guatemala manufacturing facility and the outsourcing of a portion of our zinc carbon battery production previously manufactured at our Mexico City, Mexico manufacturing facility, as more fully described above under the heading "Cost Reduction Initiatives—Fiscal 2002" and (ii) the reversal of $1.3 million of expenses related to the December 2000 restructuring announcement which were not realized, primarily reflecting a change in estimated termination benefits of $1.0 million, due to lower estimates of outplacement costs and costs attributable to fringe benefits, and the retention of selected employees.

        The closure of the Dominican Republic manufacturing facility and outsourcing of Mexico zinc carbon production resulted in $1.2 million of employee termination benefits for approximately 115 manufacturing employees, $0.9 million of charges from the abandonment of equipment and inventory, net of a change in estimate of $0.4 million, associated with the closing of the manufacturing facility and $0.3 million of other expenses. The change in estimate reflected our ability to utilize more inventory and manufacturing equipment at our Guatemala City, Guatemala manufacturing location than originally anticipated.

        The cost reduction initiatives undertaken in fiscal 2002 and described above are complete as of September 30, 2002. The remaining accrued termination benefits were paid before December 2002. We believe cost reduction initiatives generated annual savings approximating the cash costs of the restructuring initiatives.

        We recorded restructuring and related charges of $22.3 million in fiscal 2001, reflecting $10.1 million of employee termination benefits for approximately 570 employees, $10.2 million of equipment, inventory, and other asset write-offs and $2.0 million of other expenses associated with the cost reduction initiatives described above under the heading "Cost Reduction Initiatives—Fiscal 2001," including: (i) an organizational restructuring in the U.S., (ii) the closure of the Tegucigalpa, Honduras facility and the rationalization of our manufacturing and distribution processes in our Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of our Wonewoc, Wisconsin manufacturing facility and (iv) the rationalization of inefficient manufacturing processes, packaging operations and product lines at our Fennimore, Wisconsin manufacturing facility and Madison, Wisconsin packaging location. In addition, "Restructuring and Related Charges" also reflected costs associated with our June 2001 common stock offering.

        The cost reduction initiatives undertaken in fiscal 2001 are complete and we do not anticipate any further material charges to result from such initiatives.

        Interest Expense.    Interest expense decreased $11.2 million, or 41.2%, to $16.0 million in fiscal 2002 from $27.2 million in the previous year primarily due to the retirement of $65.0 million of senior subordinated notes in June 2001 using proceeds from our common stock offering and the repayment of $56.1 million in debt from our strong cash flow from operations.

        Non-Operating Expense.    In fiscal 2001, we recorded non-operating expense of $8.6 million resulting from the premium on the repurchase of $65.0 million of Senior Subordinated Notes and the related write-off of unamortized debt issuance costs.

        Income Tax Expense.    Our effective tax rate for fiscal 2002 was 36.0% compared to 34.1% for fiscal 2001. The higher rate for fiscal 2002 primarily reflects a change in geographic profitability away from lower tax jurisdictions, primarily within Latin America, and proportionately higher income in the United States.

Liquidity and Capital Resources

        For fiscal 2003, operating activities provided $76.2 million in net cash, an increase of $9.4 million over the previous year. Within operating cash flow, we recognized lower net income of $13.8 million reflecting the impacts of the fiscal 2003 restructuring activities partially offset by the impacts of the VARTA acquisition. We also experienced an increase in other non-cash adjustments primarily reflecting non-cash restructuring charges of $13.6 million, depreciation expense of $12.3 million primarily reflecting the impacts of the VARTA acquisition, the write-off of the unamortized debt issuance costs of $3.1 million, and amortization of unearned restricted stock compensation of $2.1 million partially offset by increases in deferred taxes of $13.8 million. Operating cash flow from changes in working capital was essentially unchanged from the previous year.

        Net cash used by investing activities increased to $446.4 million for fiscal 2003, primarily reflecting payments associated with the VARTA and Remington acquisitions, net of cash acquired, of $420.4 million. Capital expenditures of $26.1 million were primarily for improvements to alkaline battery manufacturing and leasehold improvements on the Dixon, Illinois leased packaging and distribution center. Capital expenditures for fiscal 2004 are expected to be approximately $25.0 million, which are expected to include spending for continued investment in our alkaline and hearing aid manufacturing operations, continued technology investments, and spending associated with our recent Remington acquisition.

        During fiscal 2003 we granted approximately 1.2 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also granted approximately 0.4 million shares of restricted stock on October 1, 2002, from the 1997 incentive plan, to certain members of management. The majority of these shares will vest on September 30, 2005, with the remainder vesting on September 30, 2006, provided the recipient is still employed by us. The total market value of the restricted shares on date of grant totaled approximately $4.8 million and has been recorded as unearned restricted stock compensation as a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the vesting period. During fiscal 2003, restricted shares with a value of approximately $0.3 million on the grant date were forfeited.

        The Third Amended and Restated Credit Agreement ("Third Restated Agreement"), undertaken to acquire substantially all of the consumer battery business of VARTA AG, and subsequently amended on January 29, 2003 ("First Amendment"), required, among other provisions, that the recording and incurrence of restructuring charges meet certain definitions and time constraints to qualify as additions in calculating Adjusted EBITDA, as defined, that we were to transform the German subsidiary acquired from VARTA AG from a GmbH legal structure to a KGaA legal structure (the "Transformation") on or before June 30, 2003, and that we obtain consent of the Required Lenders to effect releases or substitutions of collateral pledges. Effective June 27, 2003, the Third Restated Agreement was amended ("Second Amendment"): (i) to re-define and permit acceleration, recording, and incurrence of certain Restructuring Charges, as defined in the Third Restated Agreement, (ii) to extend the deadline for the Transformation to on or before March 31, 2004, and (iii) to consent to certain organizational restructurings ("Restructurings"), including releases and substitutions of collateral pledges, and disregarding application of certain basket amounts as necessary to effect the Restructurings. Effective September 30, 2003, the Third Restated Agreement was amended ("Third Amendment") to (i) permit the Remington acquisition (the "Acquisition") including issuance of $350.0 million of senior subordinated debt, increase the Dollar-denominated revolver by $20.0 million, decrease the Euro-denominated revolver by €10.0 million and increase the Dollar-denominated Term B facility by $50.0 million, (ii) permit incurrence of certain Restructuring Charges related to the Acquisition, (iii) amend certain covenant ratios to allow for the effect of financing of the Acquisition, (iv) allow for organizational restructurings related to the Acquisition including necessary releases and substitutions of collateral pledges, and (v) increase certain covenant basket amounts to allow for operation of the resulting larger business entity.

        We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. Our current senior secured credit facilities include a revolving credit facility of $120.0 million, a revolving credit facility of €40.0 million, a term loan of $350.0 million, a term loan of €125.0 million and a term loan of €50.0 million. As of September 30, 2003, the following amounts were outstanding under the senior secured facilities: $317.0 million of the term loan and, €119.3 million and €42.5 million, respectively, of the Euro term loans. Approximately $6.0 million of the availability under the U.S. Dollar revolver was utilized for outstanding letters of credit. As of September 30, 2003, our senior subordinated debt issued and outstanding includes $350.0 million of 8.5% notes issued by Rayovac and $56.0 million of 11.0% notes issued by Remington (the "Remington Notes"). The Remington Notes were called for redemption, effective September 30, 2003, and redeemed effective October 29, 2003, and consequently were reflected as current obligations at September 30, 2003. As of September 30, 2003, we were in compliance with the provisions of our senior loan covenants and respective subordinated debt indentures. We believe our future results from operations will be adequate to maintain compliance with such provisions although no assurance can be given in this regard.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Critical Accounting Policies

        Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management judgment and estimates in areas that are inherently uncertain.

Valuation of Assets and Asset Impairment

        We evaluate certain long-lived assets, such as property, plant and equipment, and certain intangibles for impairment based on the expected future cash flows or earnings projections. An asset's value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management judgment with respect to revenue and expense growth rates, changes in working capital, and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination.

        We adopted FASB Statement No. 142, Goodwill and Other Intangible Assets, effective October 1, 2001. FASB Statement No. 142 requires goodwill and other intangible assets with indefinite useful lives not be amortized, and that impairment of such assets be evaluated as discussed above at least annually.

        We evaluate deferred tax assets based on future earnings projections. An asset's value is deemed impaired if the earnings projections do not substantiate the carrying value of the asset. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and other assumptions, as applicable. The use of different assumptions would increase or decrease future earnings projections and could, therefore, change the determination of whether an asset is realizable.

        See Note 2(h), Note 2(i), Note 2(x), Note 4, Note 5, and Note 9 to the Consolidated Financial Statements for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

        We recognize revenue from product sales upon shipment to the customer, which is the point at which all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns.

        We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the estimated costs of the promotional programs. These costs are generally treated as a reduction of net sales.

        We also enter into promotional arrangements targeted to the consumer. Such arrangements are treated as either a reduction of net sales or an increase in cost of sales, based on the type of promotional program. The income statement characterization of our promotional arrangements complies with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including A Reseller of the Vendor's Products).

        Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.

        For all types of promotional arrangements and programs, we monitor our commitments and use statistical measures and past experience to determine the amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of our customer-related promotional arrangements and programs are individualized to each customer and are generally documented through written contracts, correspondence or other communications with the individual customers.

        We also enter into various contractual arrangements, primarily with retail customers, which require us to make an upfront cash, or "slotting" payment, to secure the right to distribute through such customer. We capitalize slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in "Deferred charges and other" in our Consolidated Balance Sheets.

        Our trade receivables subject us to credit risk which is evaluated based on changing economic, political, and specific customer conditions. We assess these risks and make provisions for collectibility based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change the estimate of collectibility. We extend credit to our customers based upon an evaluation of the customer's financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer's financial condition and history. We monitor our customers' credit and financial conditions based on changing economic conditions and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment, or securing credit insurance. Our adjustments to our credit policies may not be effective in reducing our credit risk associated with any particular customer. In 2002, we experienced a significant loss resulting from the bankruptcy filing of a large retailer in the United States to which we had extended credit in accordance with our credit policy. In the future, we may experience additional losses due to changing economic, political and specific customer conditions that may adversely affect collectibility of trade receivables.

        See Notes (2b), (2c), and (2e) to the Consolidated Financial Statements for more information about our revenue recognition and credit policies.

Pensions

        Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets, and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, for 2002 and 2003, we used a discount rate of 7.0% and 5.0% to 6.0%, respectively. In lowering the discount rate from 2002 to 2003, we considered the change in the general market interest rates of debt rated Aaa or Aa by Moody's Investors Service from June 2002 to June 2003 and solicited the advice of its independent actuary. We believe the discount rate used is reflective of the rate at which the pension benefits could be effectively settled. The decrease in our discount rate in fiscal 2003 contributed to an increase in our projected benefit obligation from the end of fiscal 2002 to the end of fiscal 2003.

        Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. In 2002 and 2003, we used an expected return on plan assets of 8.5% and 4.0% to 8.5%, respectively. Based on the advice of our independent actuary, we believe the expected rate of return is reflective of the long-term average rate of earnings expected on the funds invested. An increase in the expected return on plan assets used by us would have the effect of decreasing future pension expense. If such expected return were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability would increase, ultimately increasing future pension expense.

        See Note 11 to the Consolidated Financial Statements for a more complete discussion of our employee benefit plans.

Restructuring

        Restructuring liabilities are recorded for estimated costs of facility closures, significant organizational adjustments, and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments, plus any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability, may be required as management executes the restructuring plan. During fiscal 2003, we adopted the requirements of FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which impacts the timing of recognition of certain exit or disposal costs.

        We report restructuring charges relating to manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented.

        We report restructuring charges relating to administrative functions in operating expenses, such as, initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional area described above, and other costs directly related to the initiatives implemented.

        See Note 2(x) and Note 15 to the Consolidated Financial Statements for a more complete discussion of recent restructuring initiatives and related costs.

Loss Contingencies

        Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The outcome of existing litigation and the impact of environmental matters are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management's judgment of potential actions by third parties and regulators. It is possible that changes in estimates or an increased probability of an unfavorable outcome could materially affect future results of operations.

        See further discussion in Item 3, "Legal Proceedings," and Note 13 to the Consolidated Financial Statements.

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

Foreign Exchange Risk

        We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Euros, Pounds Sterling, Colombian Pesos, and Mexican Pesos. Foreign currency purchases are made primarily in Euros, Pounds Sterling, Guatemalan Quetzals, Colombian Pesos, and Mexican Pesos. We also have foreign currency sales and purchases in other currencies throughout the world. We manage our foreign exchange exposure from anticipated sales, accounts receivable, inter-company loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

Commodity Price Risk

        We are exposed to fluctuations in market prices for purchases of zinc used in the manufacturing process. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counterparties are included in accounts payable or accounts receivable.

Sensitivity Analysis

        The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

        As of September 30, 2003, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $3.9 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.8 million.

        As of September 30, 2003, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable shift in the underlying foreign exchange rates would be a loss of $1.4 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and accounts payable outstanding at September 30, 2003 due to the same change in exchange rates, would be zero.

        As of September 30, 2003, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.0 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.6 million.

        A discussion of our accounting policies for derivative financial instruments is included in Note 2(r) to the Consolidated Financial Statements.

Forward-Looking Statements

        We have made or implied certain forward-looking statements in this Annual Report on Form 10-K. All statements other than statements of historical facts included in this Annual Report, including the statements under "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and "Business," regarding our business strategy, future operations, financial position, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Annual Report, the words "anticipate," "intend," "plan," "estimate," "believe," "expect," "project," "could," "will," "should," "may" and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

        Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

  •
  competitive promotional activity or spending by competitors or price reductions by competitors;

  •
  the loss of, or a significant reduction in, sales to a significant retail customer;

  •
  difficulties or delays in the integration of operations of acquired businesses;

  •
  the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

  •
  the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

  •
  our ability to develop and successfully introduce new products and protect our intellectual property;

  •
  our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

  •
  the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

  •
  the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental regulations);

  •
  changes in accounting policies applicable to our business;

  •
  interest rate, exchange rate and raw materials price fluctuations; and

  •
  the effects of political or economic conditions or unrest in international markets.

        Some of the above-mentioned factors are described in further detail in "Risk Factors" beginning on page 32. You should assume the information appearing in this Annual Report is accurate only as of September 30, 2003 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

RISK FACTORS

        Any of the following risks could materially and adversely affect our business, financial condition and results of operations and the risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

We participate in very competitive markets and we may not be able to compete successfully.

        The consumer battery and electric personal care product markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Gillette), Energizer and Panasonic (a brand of Matsushita). In the electric personal care products market, our primary competitors are Braun (a brand of Gillette) and Philips/Norelco. We and our competitors compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. For example, in response to Duracell lowering its prices, we are currently introducing a comprehensive pricing strategy for our alkaline product portfolio in the U.S. There can be no assurance that such program will achieve our objectives. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

  •
  Our primary competitors in both the battery markets and electric personal care product markets are well established companies that have substantially greater financial and other resources and greater overall market share than we do.

  •
  In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives.

  •
  Product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.

  •
  Consumer preferences may change to products other than those we market.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

        During the past decade, retail sales of consumer products, including battery, electric shaver and lighting products, have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers. Wal-Mart, our largest retailer customer, alone accounted for approximately 13% of our consolidated net sales in fiscal 2003. Sales to Wal-Mart represented approximately 30% of Remington's consolidated net sales during its fiscal year ended December 31, 2002. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, price or promotional demands by such customers, reductions in their purchases, change in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that Remington will be successfully integrated.

        If we cannot successfully integrate Remington's operations, we may experience material adverse consequences to our business, financial condition and results of operations. The integration of companies operating in two distinctly different markets that have previously been operated separately involves a number of risks, including, but not limited to, the following:

  •
  the risks of entering markets in which we have no prior experience;

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

  •
  demands on management related to the significant increase in our size after the acquisition;

  •
  difficulties in the assimilation and retention of employees;

  •
  difficulties in the assimilation of different corporate cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations;

  •
  difficulties in the integration of departments, systems, including accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

  •
  expenses of any undisclosed or potential legal liabilities.

        Prior to the acquisition, Rayovac and Remington operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that Rayovac or Remington had achieved or might achieve separately. Successful integration of Remington's operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, eliminate redundant and excess costs.

If we are unable to improve existing products and develop new, innovative products, our sales and market share may suffer.

        We believe that our future success in both our battery and electric personal care product markets will depend, in part, upon our ability to continue making innovations in our existing products and to develop, manufacture and market new products. If we fail to successfully introduce, market and manufacture new products or product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition or results of operations.

        We have made and continue to make significant investments in research and development, as have our competitors. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market segment or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in market segments affected by these changes. In the battery market, we may be unable to compete if our competitors develop or apply technology which permits them to manufacture batteries at a lower relative cost. The fact that our principal competitors have substantially greater resources than us increases this risk. Pre-emptive patent rights, restrictions on our ability to expand or modify manufacturing capacity or constraints on our research and development activity may also limit our ability to introduce products that are competitive on a performance basis.

We may make other strategic acquisitions which may divert the attention of management and which may not be successfully integrated into our existing business.

        We intend to pursue increased market penetration through additional strategic acquisitions. We cannot assure you that we will identify suitable acquisition candidates, that acquisitions will be completed on acceptable terms or that we will be able to successfully integrate the operations of any acquired business into our existing business. Such acquisitions could be of significant size and involve either domestic or international parties. To acquire and integrate a separate organization would divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money to finance acquisitions. Such funds might not be available on terms as favorable to us as our current borrowing terms and will increase our leveraged position.

Our foreign operations may expose us to a number of risks related to conducting business in foreign countries.

        Our international operations and exports and imports to and from foreign markets are subject to a number of special risks. These risks include, but are not limited to:

  •
  economic and political destabilization, governmental corruption and civil unrest;

  •
  restrictive actions by foreign governments (e.g., duties, quotas and restrictions on transfer of funds);

  •
  changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

  •
  changes in U.S. and foreign laws regarding trade and investment;

  •
  changes in the economic conditions in these markets; and

  •
  difficulty in obtaining distribution and support.

        In many of the developing countries in which we operate, there has not been significant governmental regulation relating to the environment, occupational safety, employment practices or other business matters routinely regulated in the U.S. As such economies develop, it is possible that new regulations may increase the expense and risk of doing business in such countries. In addition, social legislation in many countries in which our business operates may result in significantly higher expenses associated with labor costs, terminating employees or distributors and with closing manufacturing facilities.

We may face a number of risks related to foreign currencies.

        Our foreign sales and certain of our expenses are transacted in foreign currencies. In fiscal 2003, approximately 61% of our revenues and 65% of our expenses were denominated in currencies other than U.S. dollars. Significant increases in the value of the U.S. dollar in relation to foreign currencies could have a material adverse effect on our business, financial condition and results of operations. While we generally hedge a portion of our foreign currency exposure, we are still vulnerable to the effects of currency exchange rate fluctuations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American and European operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

Sales of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate.

        Sales of our products are highly seasonal, with a large percentage of net sales occurring during the fiscal quarters ending on or about September 30 and December 31 due to the impact of the December holiday season. As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the year, making forecasting of production schedules and inventory purchases difficult. Furthermore, adverse business or economic conditions during these quarters could materially adversely affect results of operations for the full year. For a more detailed discussion of the seasonality of our product sales, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales."

We may not be able to adequately protect our intellectual property.

        To establish and protect our technology and other intellectual property rights, we rely upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants. The measures we take to protect our technology and other intellectual property rights may prove inadequate to prevent misappropriation of our technology or other intellectual property. In addition, our competitors may independently develop technologies that are substantially equivalent or superior to our technology. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect intellectual property rights to the same extent as do the laws of the U.S. which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If this technology were licensed to a competitor, it could have a material adverse effect on our business, financial condition and results of operations.

        We do not have any right to the Rayovac trademark in Brazil, where the mark is owned by another battery manufacturer; this may negatively affect our ability to pursue growth opportunities in Brazil.

Third-party infringement claims against us could adversely affect our business.

        From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to required technology. Licensing or other agreements, if required, may not be available on terms acceptable to us or at all. If claims of infringement against us are successful, they may also require us to pay significant damages or subject us to an injunction against the sale or use of our products. In the event of a ruling against us on any such claim, a license or similar agreement may not be available to us on reasonable terms.

        Remington is involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips' three-head rotary shaver. An adverse finding against us in these or similar litigations may have a material adverse effect on our business, financial condition and results of operations. For more information, see "Legal Proceedings—Litigation."

We are dependent on a few suppliers located in Asia for many of our electric personal care products; certain of our razor products are manufactured at one U.S. facility.

        The vast majority of our electric personal care products are manufactured by suppliers located in China and Japan. Although we have long-established relationships with many of these suppliers, we do not have long-term contracts with them. Any adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

  •
  relationships with our suppliers;

  •
  the financial condition of our suppliers;

  •
  the ability to import outsourced products; or

  •
  our suppliers' ability to manufacture and deliver outsourced products on a timely basis.

        If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling and molds possessed by such supplier.

        In addition, we manufacture the majority of our foil cutting systems for our razor product lines, using specially designed machines and proprietary cutting technology, at our manufacturing facility in Bridgeport, Connecticut. This manufacturing facility is subject to the normal hazards that could result in any material damage to any such facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs or other reasons, would have a material adverse effect on our ability to manufacture and sell our razor products.

Our dependence on, and the price of, raw materials may adversely affect our profits.

        The principal raw materials used to produce our products — including zinc powder, electrolytic manganese dioxide powder and steel — are sourced on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging transactions to effectively manage our raw materials costs for the next six to twelve months. These efforts may not be effective and, if we are unable to pass on raw materials price increases to our customers, our future profitability may be materially adversely affected.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

        We are highly dependent on the continuing efforts of our current executive officers and we likely will depend on the senior management of any business we acquire in the future. Our business, financial condition or results of operations could be materially adversely affected by the loss of any of these persons and the inability to attract and retain qualified replacements.

Class action lawsuits, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

        Rayovac and certain of its officers and directors have been named, and we may be named in the future, as defendants of class action lawsuits. For more information, see "Legal Proceedings—Litigation." Regardless of their subject matter or the merits, class action lawsuits may result in significant cost to us, divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

We may incur material capital and other costs due to environmental liabilities.

        Because of the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign laws and regulations relating to the environment. These include laws and regulations that govern:

  •
  discharges to the air, water and land;

  •
  the handling and disposal of solid and hazardous substances and wastes; and

  •
  remediation of contamination associated with release of hazardous substances at our facilities and at off-site disposal locations.

        Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies. Although we believe that we are substantially in compliance with applicable environmental regulations at our facilities, we may not be in compliance with such regulations in the future, which could have a material adverse effect upon our business, financial condition and results of operations.

        We have facilities that have been in operation by us or prior operators for decades and are constructed on fill that includes, among other things, battery materials containing various heavy metals. From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties, including without limitation, the effect of the generation and disposal of wastes such as manganese, cadmium and mercury, which are or may be considered hazardous, and releases from underground storage tanks. We have not conducted invasive testing to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, we cannot assure you that material liabilities will not arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We have accepted a deed restriction on one such property in lieu of conducting remedial activities, and may consider similar actions at other properties if appropriate. Although we are currently engaged in investigative or remedial projects at a few of our facilities, we do not expect that such projects will cause us to incur material expenditures, however, we cannot assure you that our liability will not be material.

        We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or similar state laws that hold persons who "arranged for" the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. While we currently have no pending CERCLA or similar state matters, we may be named as a potentially responsible party at sites in the future and the costs and liabilities associated with these sites may be material.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

        We have, and we will continue to have, a significant amount of indebtedness. As of September 30, 2003, we had total indebtedness of $943.4 million.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness;

  •
  require us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  restrict us from making strategic acquisitions or exploiting business opportunities;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

        In addition, a substantial portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

        Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive, legislative, regulatory and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facilities or otherwise in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

Despite our current significant level of indebtedness, we may still be able to incur substantially more indebtedness. This could further exacerbate the risks associated with our substantial indebtedness.

        We may be able to incur substantial additional indebtedness in the future. Although the terms governing our senior credit facility and the indenture governing our outstanding senior subordinated notes contain restrictions on the incurrence of additional indebtedness, debt incurred in compliance with these restrictions could be substantial. As of September 30, 2003, our senior credit facilities would have permitted additional borrowing of up to approximately $160.6 million. If new indebtedness is added to our and our subsidiaries' current indebtedness levels, the related risks that we face would be magnified. In addition, the indenture does not prevent us from incurring obligations that do not constitute indebtedness.

The terms of our indebtedness impose, or will impose, restrictions on us that may affect our ability to successfully operate our business and our ability to make payments on our debt.

        The agreement governing our senior credit facilities and the indenture governing our outstanding senior subordinated notes each contain covenants that, among other things, limit our ability to:

  •
  borrow money or sell preferred stock;

  •
  create liens;

  •
  pay dividends on or redeem or repurchase stock;

  •
  make certain types of investments;

  •
  sell stock in our restricted subsidiaries;

  •
  restrict dividends or other payments from restricted subsidiaries;

  •
  enter into transactions with affiliates;

  •
  issue guarantees of debt; and

  •
  sell assets or merge with other companies.

        Our senior credit facilities also require us to comply with specified financial ratios and tests, including, but not limited to, minimum interest coverage ratio, maximum leverage ratio and minimum fixed charge coverage ratio.

        These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to comply with these covenants may be affected by events beyond our control, such as prevailing economic conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior subordinated notes and/or the agreement governing our senior credit facilities. If there were an event of default under the indenture for the notes and/or the agreement governing our senior credit facilities, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the senior credit facilities when it becomes due, the lenders under the senior credit facilities could proceed against certain of our assets and capital stock which we have pledged to them as security. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required for this Item is included in this Annual Report on Form 10-K on pages F-1 through F-51, inclusive and is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

        Changes in Internal Control Over Financial Reporting.    There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth the name, age and position of each of our executive officers and directors as of December 1, 2003:

Name	Age	Position
David A. Jones	54	Chairman of the Board and Chief Executive Officer
Kent J. Hussey	57	President and Chief Operating Officer and Director
Randall J. Steward	49	Executive Vice President and Chief Financial Officer
Kenneth V. Biller	55	Executive Vice President of Operations
Remy E. Burel	52	Executive Vice President-Europe
Luis A. Cancio	63	Executive Vice President-Latin America
Lester C. Lee	43	President, Remington North America
Stephen P. Shanesy	47	Executive Vice President-North America
Paul G. Cheeseman	45	Senior Vice President-Technology
William P. Carmichael	60	Director
Neil P. DeFeo	57	Director
John S. Lupo	57	Director
Philip F. Pellegrino	63	Director
Thomas R. Shepherd	73	Director
Barbara S. Thomas	54	Director

        Mr. Jones has served as Chairman of our Board of Directors and our Chief Executive Officer since September 1996. From September 1996 to April 1998, Mr. Jones also served as our President. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, Mr. Jones served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones serves as a director of United Industries Corp., Tyson Foods, Inc. and Pentair, Inc. Mr. Jones has over 30 years of experience working in the consumer products industry.

        Mr. Hussey has served as a director of Rayovac since October 1996 and has served as our President and Chief Operating Officer since August 2002 and from April 1998 until November 30, 2001. From December 1, 2001 through July 2002, Mr. Hussey served as our President and Chief Financial Officer. From October 1996 to April 1998, Mr. Hussey served as our Executive Vice President of Finance and Administration and our Chief Financial Officer. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals, and from 1991 to July 1994 Mr. Hussey served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation.

        Mr. Steward rejoined us as our Executive Vice President and Chief Financial Officer in August 2002, after leaving for personal family reasons in December 2001. He served as our Executive Vice President of Administration and Chief Financial Officer from October 1999 to December 2001. Mr. Steward initially joined us in March of 1998 as our Senior Vice President of Corporate Development and was named Senior Vice President of Finance and Chief Financial Officer in April 1998, a position Mr. Steward held until October 1999. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG, assisting with financial and operational issues. From March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996,

Mr. Steward served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc.

        Mr. Biller has served as our Executive Vice President of Operations since October 1999, as our Senior Vice President of Operations from August 1998 to October 1999, as our Senior Vice President of Manufacturing/Supply Chain from January 1998 to August 1998, as our Senior Vice President and General Manager of Lighting Products & Industrial from 1996 to January 1998 and as our Vice President and General Manager of Lighting Products & Industrial from 1995 to 1996. Mr. Biller joined us in 1972 and has held numerous other positions with us, including Director of Technology/Battery Products and Vice President of Manufacturing.

        Mr. Burel joined us as our Executive Vice President-Europe in October 2002 upon our acquisition of substantially all of the consumer battery division of VARTA AG. Before the acquisition, Mr. Burel had been Chief Executive Officer of VARTA Geratebatterie GmbH since January 2, 2000. From May 1990 to December 1999, Mr. Burel held positions of increasing responsibility at VARTA as International Marketing Manager, Geographical Area Manager (France, Spain and Portugal), Profit Center Manager (general purpose batteries) and Divisional Board Member. Mr. Burel started his career at Gillette/Braun and held six different positions in controlling and marketing in the U.S., France and Germany from 1975 to 1988.

        Mr. Cancio has served as our Executive Vice President-Latin America since October 2000 and as our Senior Vice President and General Manager of Latin America from August 1999 to October 2000. From 1980 to 1996, Mr. Cancio held positions of increasing responsibility at Duracell International Inc., beginning as Vice President in Latin America and ending his tenure as Senior Vice President in other international markets.

        Mr. Lee joined us as our President, Remington North America in October 2003 upon our acquisition of Remington and he held this same position with Remington since January 2002. Effective January 1, 2004, Mr. Lee will assume the position of President of Rayovac's North American business unit. Previously, Mr. Lee held the position of President, U.S. Shaver & Grooming Division at Remington since January 2000 and was Senior Vice President Sales and Integrated Logistics of Remington since July 1997. From 1995 until 1997, Mr. Lee was employed by Pacific Bell Mobile Services, a Division of Pacific Telesis, most recently as Vice President of Sales, and from 1989 until 1995, he was employed by Norelco Consumer Products Company in various sales positions, including Director of Sales, Western Division.

        Mr. Shanesy has served as our Executive Vice President-North America since October 2002 and previously served as Executive Vice President of Global Brand Management since April 1998. Effective January 1, 2004, Mr. Shanesy will assume the position of Executive Vice President—Strategic Initiatives. From December 1997, Mr. Shanesy served as our Senior Vice President of Marketing and the General Manager of General Batteries and Lights. From December 1996 to December 1997, Mr. Shanesy was our Senior Vice President of Marketing and General Manager of General Batteries. Prior to joining us, from 1993 to 1996, Mr. Shanesy was Vice President of Marketing of Oscar Mayer.

        Dr. Cheeseman has served as our Senior Vice President-Technology since November 2001 and as our Vice President-Technology from June 1998 to November 2001 and has led all of our major technology initiatives since that time. From 1992 to 1998, Dr. Cheeseman held various positions of increasing responsibility at Duracell, Inc., a division of Gillette, including Director of Operations from 1992 to 1995 and Director of Technology from 1995 to June 1998.

        Mr. Carmichael has served as a director of Rayovac since August 2002. From 1999 to 2001, Mr. Carmichael served as Senior Managing Director of the Succession Fund, a company that provides strategic financial and tax consulting to closely held private companies. Mr. Carmichael also served as Senior Vice President of Sara Lee Corporation from 1991 to 1993, Vice President from 1985 to 1990 and Chief Financial Officer from 1987 to 1990 of Beatrice Foods Company, Vice President of E-II Holdings from 1987 to 1988 and Vice President of Esmark, Inc. from 1976 to 1984. Mr. Carmichael is a director of Cobra Electrics Corporation, Nations Funds and The Finish Line, Inc. Mr. Carmichael is the Chairperson of our Audit Committee.

        Mr. DeFeo has served as a director of Rayovac since September 30, 2003. Mr. DeFeo most recently served as President and Chief Executive Officer of Remington from 1997 to September 30, 2003 and as Chairman of the Board of Remington from 2001 to September 30, 2003. From 1993 to 1996, Mr. DeFeo served as Group Vice President of U.S. Operations of the Clorox Company, and from 1968 to 1993 he held positions of increasing responsibility at Procter & Gamble. Mr. DeFeo also serves as a director of Cluett America, Inc., Driscoll Strawberry Association, Inc. and American Woodmark Corporation.

        Mr. Lupo has served as a director of Rayovac since July 1998 and is a principal in the consulting firm Renaissance Partners, LLC, which Mr. Lupo joined in February 2000. From October 1998 until November 1999, Mr. Lupo served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. Prior to that time and since August 1996, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, Mr. Lupo served as Senior Vice President — General Merchandise Manager of Wal-Mart Stores, Inc. Mr. Lupo is a member of our Corporate Governance and Nominating Committee.

        Mr. Pellegrino has served as a director of Rayovac since November 2000. Mr. Pellegrino currently serves as President of North American Sales for Kraft Foods, and has held that position since April 1, 2003. From September 2000 to April 2003, he served as Senior Vice President and President of Sales for Kraft Foods. From 1995 to September 2000, Mr. Pellegrino served as Senior Vice President of Sales and Customer Service for Kraft Foods. Mr. Pellegrino has been employed by Kraft Foods or its subsidiary, Oscar Mayer, since 1964 in various management and executive positions. Mr. Pellegrino is a member of both our Audit Committee and our Compensation Committee.

        Mr. Shepherd has served as a director of Rayovac since our September 1996 recapitalization. Mr. Shepherd is Chairman of TSG Equity Partners, LLC, a private equity investment firm, and is also a director of The Vermont Teddy Bear Company Inc. and various private corporations. Mr. Shepard currently serves as a Special Partner of Thomas H. Lee Partners, L.P. From 1986 through 1998, Mr. Shepherd served as a Managing Director of Thomas H. Lee Company. Mr. Shepherd is our Presiding Director, the Chairperson of our Compensation Committee and a member of our Audit Committee.

        Ms. Thomas has served as a director of Rayovac since May 2002. Ms. Thomas most recently served as Interim Chief Executive Officer of The Ocean Spray Company from November 2002 to April 2003. Previously, Ms. Thomas was President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until its purchase by Pfizer Inc. in July 2000. From 1993 to 1997, Ms. Thomas was employed by the Pillsbury Company, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas also serves as a director of Dial Corporation. Ms. Thomas is the Chairperson of our Corporate Governance and Nominating Committee.

Code of Ethics and Financial Expert

        Code of Ethics.    We have adopted the Code of Ethics for Principal Executive Officer and Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for Principal Executive Officer

and Senior Financial Officers is publicly available on our website at www.rayovac.com. If we make any substantive amendments to this code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

        We have also adopted a new Rayovac Corporation Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Rayovac Corporation Code of Business Conduct and Ethics is publicly available on our website at www.rayovac.com. Any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors or a committee of the Board of Directors and will be promptly disclosed to our shareholders.

        Audit Committee Financial Expert.    Our Board of Directors has determined that William P. Carmichael, Director, is our Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the Securities and Exchange Commission in furtherance of Section 407. Mr. Carmichael is independent of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2003, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except for the inadvertent late reporting by Merrell M. Tomlin of one forfeiture of restricted stock, the inadvertent late reporting by Kent J. Hussey of one purchase of stock and the inadvertent late reporting by Randall J. Steward of one grant of stock options.

ITEM 11.    EXECUTIVE COMPENSATION

        The following table sets forth the fiscal 2003, fiscal 2002 and fiscal 2001 compensation paid to our Chief Executive Officer, each of the other four most highly compensated executive officers serving as of September 30, 2003 and one former executive officer who would have otherwise been included in this table (the "Named Executive Officers"). Certain prior year amounts have been reclassified to conform with current year presentation.

Name and Principal Position	Fiscal Year	Salary($)	Bonus($)		Other Annual Compensation($)		Restricted Stock Awards($)		Securities Underlying Options(#)	All Other Compensation($)
David A. Jones,	2003	$718,500	$565,000		$407,000	(1)	$1,400,000	(2)	175,000
Chairman of the Board and	2002	568,500	186,000	(3)	349,000	(4)			175,000
Chief Executive Officer	2001	568,500			343,000	(5)	1,180,000	(6)	50,000	$5,741,000	(7)
Kent J. Hussey,	2003	435,000	116,000		198,000	(8)	761,000	(2)	75,000
President and Chief Operating	2002	385,000	42,000	(3)	154,000	(9)			75,000
Officer	2001	385,000			125,000	(10)	826,000	(6)	50,000	1,419,000	(7)
Luis A. Cancio,	2003	325,000	69,000		115,000	(11)	347,000	(2)	50,000
Executive Vice President—Latin	2002	290,000	42,000	(3)	93,00	(12)			50,000
America	2001	293,000			80,000	(13)	538,000	(6)	50,000
Stephen P. Shanesy,	2003	325,000	73,000		120,000	(14)	347,000	(2)	50,000
Executive Vice President—	2002	290,000	48,000	(3)	89,000	(15)			50,000
North America	2001	290,000			85,000	(16)	568,000	(6)	50,000	796,000	(17)
Kenneth V. Biller Executive Vice President of Operations	2003 2002 2001	325,000 290,000 275,000	73,000 48,000	(3)	120,000 91,000 87,000	(18) (19) (20)	347,000 538,000	(2) (6)	50,000 50,000 50,000	521,000	(7)
Merrell M. Tomlin, Former Executive Vice President of Sales(21)	2003 2002 2001	135,000 290,000 290,000	73,000 48,000	(3)	51,000 92,000 71,000	(22) (25) (16)	347,000 560,000	(23) (6)	50,000 50,000 50,000	261,000 925,000	(24) (7)

(1)
Includes approximately $186,000 related to a supplemental retirement program, $52,000 related to personal use of a Rayovac aircraft, $57,000 related to interest on the Jones Equity Note (as defined in Item 13 herein) and $63,000 related to a Rayovac provided residence.

(2)
At September 30, 2003, an aggregate of 364,172 restricted shares granted October 1, 2002 were outstanding valued at $5,316,911. Vesting is scheduled for September 30, 2004, 2005, and 2006 on 114,754 shares, 228,619 shares, and 20,799 shares, respectively, of which no shares have vested as of September 30, 2003. We may, at our discretion, pay or defer dividends, if declared, until the expiration of restrictions.

(3)
Special cash bonus based on our performance during the Named Executive Officer's term of employment.

(4)
Includes approximately $127,000 related to a supplemental retirement program, $42,000 related to personal use of a Rayovac aircraft, $70,000 related to interest on the Jones Equity Note (as defined in Item 13 herein) and $63,000 related to a Rayovac provided residence.

(5)
Includes approximately $104,000 related to a supplemental executive retirement program, $80,000 related to personal use of a Rayovac aircraft, $70,000 related to interest on the Executive Note (as defined in Item 13 herein) and $60,000 related to a Rayovac provided residence.

(6)
As of September 30, 2003, an aggregate of 277,137 shares originally granted with restrictions on October 1, 2000 were outstanding valued at $4,046,200. All shares have vested as of September 30, 2003. We may, at our discretion, pay or defer dividends, if declared, until the expiration of restrictions.

(7)
Represents compensation from the exercise of stock options.

(8)
Includes approximately $121,000 related to a supplemental executive retirement program.

(9)
Includes approximately $84,000 related to a supplemental executive retirement program.

(10)
Includes approximately $70,000 related to a supplemental executive retirement program.

(11)
Includes approximately $89,000 related to a supplemental executive retirement program.

(12)
Includes approximately $62,000 related to a supplemental executive retirement program.

(13)
Includes approximately $50,000 related to a supplemental executive retirement program.

(14)
Includes approximately $91,000 related to a supplemental executive retirement program.

(15)
Includes approximately $63,000 related to a supplemental executive retirement program.

(16)
Includes approximately $55,000 related to a supplemental executive retirement program.

(17)
Includes approximately $785,000 in compensation from the exercise of stock options and approximately $11,000 related to the purchase of a Rayovac vehicle.

(18)
Includes approximately $89,000 related to a supplemental executive retirement program.

(19)
Includes approximately $62,000 related to a supplemental executive retirement program.

(20)
Includes approximately $52,000 related to a supplemental executive retirement program and $24,000 related to personal use of a Rayovac provided vehicle.

(21)
Mr. Tomlin resigned from his position as Executive Vice President of Global Sales in February 2003.

(22)
Includes approximately $38,000 related to a supplemental executive retirement program.

(23)
Restricted stock award was forfeited during fiscal 2003.

(24)
Includes $261,000 in amounts paid to and benefits received by Mr. Tomlin in connection with his resignation.

(25)
Includes approximately $63,000 related to a supplemental executive retirement program.

Option Grants and Exercises

        In connection with our 1996 recapitalization, the Board of Directors adopted the Rayovac Corporation 1996 Stock Option Plan (the "1996 Plan"). Pursuant to the 1996 Plan, options may be granted with respect to an aggregate of 2,318,000 shares of Common Stock. At September 30, 2003 an aggregate of 1,186,367 options to purchase shares of Common Stock at a weighted average exercise price of $7.04 per share, 508,181 of which relate to the 911,577 granted to David A. Jones in accordance with the terms of his employment agreement, were outstanding. See "Employment Agreements". In September 1997, the Board of Directors adopted the 1997 Rayovac Incentive Plan (the "Incentive Plan"). Pursuant to the Incentive Plan, stock-based awards may be granted, including options and restricted stock, to purchase up to 5,000,000 shares of Common Stock. At September 30, 2003 an aggregate of 3,736,854 options at a weighted average exercise price of $15.61 were outstanding under the Incentive Plan.

        The following table discloses the grants of stock options during fiscal 2003 to the Named Executive Officers.

Option Grants in Fiscal 2003

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year
			Exercise or Base Price ($/share)
Name				Expiration Date
					5% ($)	10% ($)
David A. Jones	175,000	14.5%	$12.20	9/30/2012	$1,342,690	$3,402,640
Kent J. Hussey	75,000	6.2%	$12.20	9/30/2012	$575,439	$1,458,274
Luis A. Cancio	50,000	4.1%	$12.20	9/30/2012	$383,626	$972,183
Stephen P. Shanesy	50,000	4.1%	$12.20	9/30/2012	$383,626	$972,183
Kenneth V. Biller	50,000	4.1%	$12.20	9/30/2012	$383,626	$972,183
Merrell M. Tomlin (1)	50,000	4.1%	$12.20	9/30/2012	$383,626	$972,183

(1)
Mr. Tomlin resigned as Executive Vice President of Global Sales in February 2003.

        The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

Aggregated Option Exercises In Fiscal 2003 And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized $	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (Exercisable/Unexercisable)	Value of Unexercised In-the-money Options at Fiscal Year End ($)(1) (Exercisable/Unexercisable)
David A. Jones	—	—	576,243/331,938	$5,195,334/$435,694
Kent J. Hussey	—	—	224,911/180,948	$961,549/$188,169
Luis A. Cancio	—	—	152,750/147,250	$3,712/$126,288
Stephen P. Shanesy	—	—	132,592/136,000	$601,937/$126,288
Kenneth V. Biller	—	—	151,225/136,000	$792,180/$126,288
Merrell M. Tomlin (2)	—	—	122,763/58,625	$501,583/$62,525

(1)
These values are calculated using the $14.60 per share closing price of the Common Stock as quoted on the NYSE on September 30, 2003.

(2)
Mr. Tomlin resigned as Executive Vice President of Global Sales in February 2003.

Supplemental Executive Retirement Plan

        We provide a supplemental executive retirement plan for eligible employees. Our Board of Directors determines which of our employees are eligible to participate in this plan. Currently, only our Named Executive Officers and certain other executive officers participate in this plan. Pursuant to the plan, we establish an account for each plan participant. Each October 1, we credit the account of each participant by an amount equal to 15% of the participant's salary. In addition, each quarter we credit each account by an amount equal to 2% of the participant's account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of Rayovac.

Director Compensation

        For fiscal 2004, Messrs. Carmichael, DeFeo, Lupo, Pellegrino and Shepherd and Ms. Thomas will each receive $7,500 per quarter for their service as directors, plus $1,000 for each meeting of the Board of Directors that they attend ($500 if participating telephonically) and $1,000 for each meeting of a committee of the Board of Directors that they attend ($500 if participating telephonically). Committee chairpersons will receive an additional $1,000 for attendance at each such committee meeting ($500 if participating telephonically). Mr. Shepherd will receive an additional $1,250 per quarter starting the first calendar quarter of 2004 for service in the role of Presiding Director. Further, each of Messrs. Carmichael, DeFeo, Lupo, Pellegrino and Shepherd and Ms. Thomas were each granted fully vested options to purchase 5,000 shares of our Common Stock on October 1, 2003 at an exercise price of $14.60 per share and, on October 1, 2004, the Company expects to grant each of them fully vested options to purchase 5,000 shares of Common Stock (provided each director is still serving on our Board of Directors) at an exercise price equal to the closing price of our Common Stock on the New York Stock Exchange on the trading day immediately preceding such grant. Also for serving in the role of Presiding Director, Mr. Shepherd was granted 301 shares of our Restricted Common Stock on November 13, 2003, which restrictions lapse one year from the grant date provided he is still serving in such capacity.

        For the first quarter of fiscal 2003, Messrs. Carmichael, Lupo, Pellegrino and Shepherd and Ms. Thomas each received $6,250 for their service as directors, plus $1,000 for the meeting of the Board of Directors that they attended and $500 for each meeting of a committee of the Board of Directors that they attended, provided that committee chairpersons received an additional $500 for attendance at each such committee meeting. For the other three quarters of fiscal 2003, Messrs. Carmichael, Lupo, Pellegrino and Shepherd and Ms. Thomas each received $7,500 per quarter for their service as directors, plus $1,000 for each meeting of the Board of Directors that they attended and $1,000 for each meeting of a committee of the Board of Directors that they attended, provided that committee chairpersons received and additional $1,000 for attendance of each such committee meeting. Mr. Carmichael received $38,750, Mr. Shepherd received $37,750, Mr. Lupo received $36,750, Mr. Pellegrino received $36,750 and Ms. Thomas received $39,750 for their service as our directors and for attending meetings of our Board of Directors and committees in fiscal 2003. In addition, on October 1, 2002, each of Messrs. Carmichael, Lupo, Pellegrino and Shepherd and Ms. Thomas were granted fully vested options to purchase 5,000 shares of our Common Stock at an exercise price of $12.20 per share. Our non-employee directors were also reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. Directors who are also our employees receive no compensation for serving on the Board of Directors.

Employment Agreements

        On October 1, 2002, we entered into amended and restated employment agreements with David A. Jones (the "Jones Employment Agreement") and Kent J. Hussey (the "Hussey Employment Agreement"), as well as amended and restated employment agreements with each of Kenneth V. Biller, Luis A. Cancio and Stephen P. Shanesy (together with the Jones Employment Agreement and the Hussey Employment Agreement, the "Executive Employment Agreements").

        Each of the Executive Employment Agreements:

  •
  except in the case of the Hussey Employment Agreement (which has a term of four years and expires on September 30, 2006), has a term of three years, expiring on September 30, 2005, and, except for the Jones Employment Agreement, provides for automatic renewal for successive one-year periods unless terminated earlier upon 90-days' written notice by either the respective Named Executive Officer or us;

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

        Under their respective employment agreements, Mr. Jones became entitled to a base salary of $700,000 per annum beginning October 1, 2002, Mr. Hussey became entitled to a base salary of $435,000 per annum beginning October 1, 2002, Mr. Biller, Mr. Shanesy and Mr. Cancio each became entitled to a base salary of $325,000 per annum beginning October 1, 2002 (such base salaries may be adjusted from time to time at the discretion of the Board of Directors) and each Named Executive Officer is entitled to an annual bonus based upon our achieving certain annual performance goals established by the Board of Directors. Effective October 1, 2003, the Board of Directors approved a $25,000 increase in Mr. Hussey's annual base salary under his employment agreement.

        In addition, pursuant to the Jones Employment Agreement, Mr. Jones was paid a bonus of $400,000 on September 30, 2003 and will be paid an additional bonus of $2,200,000 on October 1, 2005, should he remain with the Company as of such date. The Jones Employment Agreement grants Mr. Jones the option to purchase his Rayovac-owned home for one dollar. Mr. Jones receives additional salary at a rate of $18,500 annually for miscellaneous expenses.

        The Jones Employment Agreement further provides that, upon termination of Mr. Jones' employment due to death or disability, we will pay him or his estate his base salary for the 24 months following termination and we will continue to pay him or his estate two times the pro rata portion of his annual bonus. In addition, we will continue to pay him additional salary of $18,500 annually for the duration of the term of his agreement, and he shall be entitled to insurance and other specified benefits for the greater of 24 months or the remainder of the term. In the event Mr. Jones is terminated "without cause" (as defined in the Jones Employment Agreement), he shall continue to be paid his annual bonus for the greater of 24 months or the remainder of the term. Mr. Jones shall also be entitled to receive additional salary of $18,500 annually for miscellaneous expenses and insurance and other benefits for the greater of 24 months or the remainder of the term.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2003, the Compensation Committee of the Board of Directors was comprised of Thomas R. Shepherd and Philip F. Pellegrino. No member of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers serves a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth information regarding beneficial ownership of our Common Stock as of December 1, 2003, by:

  •
  each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock (each, a "5% Shareholder");

  •
  each of our directors and Named Executive Officers; and

  •
  all of our directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Shareholders are based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 32,599,016 shares of Common Stock outstanding as of the close of business on December 1, 2003. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 1, 2003, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Rayovac Corporation, 601 Rayovac Drive, Madison, Wisconsin 53711.

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options(1)	Percent
Wachovia Corporation(2) One Wachovia Center Charlotte, NC 28288-0137	2,396,455		—	7.4%
Awad Asset Management, Inc.(3) 250 Park Avenue, 2nd Floor New York, NY 10177	1,747,575		—	5.4
David A. Jones	260,249	(4)	731,431	3.0
Kent J. Hussey	183,952	(5)	326,109	1.5
Kenneth V. Biller	88,894	(6)	232,725	*
Luis A. Cancio	85,757	(7)	240,125	*
Stephen P. Shanesy	75,364	(8)	155,500	*
Merrell M. Tomlin(9)	24,800		154,138	*
William P. Carmichael	5,000		10,000	*
Neil P. DeFeo	—		5,000	*
Thomas R. Shepherd	301	(10)	15,000	*
John S. Lupo	2,500		20,000	*
Philip F. Pellegrino	2,000		17,000	*
Barbara S. Thomas	—		10,000	*
All directors and executive officers of the Company as a group (15 persons)	913,869	(11)	1,164,252	6.2%

*
Indicates less than 1% of the total number of outstanding shares of our Common Stock.

(1)
Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of December 1, 2003.

(2)
Information is based on a Form 13F filed with the SEC on November 7, 2003, as amended on November 21, 2003. The Form 13F, as amended, reports that as of September 30, 2003, Wachovia Corporation, as the parent company of Evergreen Investment Management Company, J.L. Kaplan Associates LLC, Wachovia Securities, Inc., and Wachovia Securities Financial Network, Inc., had shared dispositive power with respect to 2,396,455 shares and sole voting power with respect to 1,928,552 shares.

(3)
Information is based on a Form 13F filed with the SEC on November 3, 2003. The Form 13F reports that as of September 30, 2003, Awad Asset Management, Inc. had sole dispositive power with respect to 1,747,575 shares and sole voting power with respect to 1,747,575 shares.

(4)
Includes 251,287 restricted shares of which restrictions have lapsed on 52,629 of such shares as of December 1, 2003 and 7,609 shares held in our 401(k) plan.

(5)
Includes 150,015 restricted shares of which restrictions have lapsed on 48,234 of such shares as of December 1, 2003 and 894 shares held in our 401(k) plan.

(6)
Includes 82,062 restricted shares of which restrictions have lapsed on 31,387 of such shares as of December 1, 2003 and 4,832 shares held in our 401(k) plan.

(7)
Includes 82,062 restricted shares of which restrictions have lapsed on 31,387 of such shares as of December 1, 2003 and 2,795 shares held in our 401(k) plan.

(8)
Represents restricted shares of which restrictions have lapsed on 24,689 of such shares as of December 1, 2003.

(9)
Mr. Tomlin resigned as Executive Vice President of Global Sales in February 2003.

(10)
Represents restricted shares of which none of the restrictions have lapsed as of December 1, 2003.

(11)
Includes 847,513 restricted shares of which restrictions have lapsed on 219,713 shares as of December 1, 2003 and 16,130 shares held in our 401(k) plan.

Equity Compensation Plan Information

        The following table sets forth information regarding our equity compensation plans as of September 30, 2003:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,923,221	$13.55	744,833	(2)
Equity compensation plans not approved by security holders	None	Not Applicable	None
Total	4,923,221	$13.55	744,833	(2)

(1)
Includes 548,751 shares of common stock available for future issuance under the 1997 Rayovac Incentive Plan. In addition to stock options, awards under the 1997 Rayovac Incentive Plan may take the form of restricted stock and other stock-based awards specified in the 1997 Rayovac Incentive Plan. If such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

(2)
This amount excludes an aggregate of 364,172 shares of restricted stock awards outstanding as of September 30, 2003 for which the restrictions have not lapsed.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We hold various promissory notes described below (the "Executive Notes") from each of the Named Executive Officers.

        Mr. Jones previously executed a promissory note in the aggregate principal amount of $500,000 (the "Jones Equity Note") with an annual interest rate of 7% to partially fund his purchase of certain shares of our common stock in connection with our 1996 recapitalization. The note matured and was paid in full in September 2003. Mr. Shanesy previously executed three five-year promissory notes dated March 17, 1997, August 1, 1997, and September 16, 1997, in connection with his purchase of shares of Common Stock and exercise of options to purchase shares of Common Stock for a total of $130,002. On May 1, 2002, Mr. Shanesy executed a promissory note replacing the three previous notes and in the amount of $130,002. Interest on this promissory note is to be adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. This promissory note is secured by a security interest in shares of our Common Stock (including vested options) owned by Mr. Shanesy.

        On July 20, 2000, the Board of Directors authorized loans to Messrs. Jones, Hussey, Shanesy, Biller and Cancio of up to the aggregate principal amounts of $1,950,000, $800,000, $200,000, $400,000 and $200,000, respectively. As of August 11, 2000, Messrs. Jones, Hussey, Shanesy, Biller and Cancio had each executed a promissory note and, as of September 30, 2003, had drawn aggregate principal amounts of $1,700,000, $750,000, $200,000, $400,000 and $200,000, respectively, under the authorized loan program. Interest on these promissory notes is to be adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. The annual interest rate on each of these notes was 3.5% in fiscal year 2003. Each of these promissory notes is secured by a security interest in shares of our Common Stock (including vested options) owned by the respective borrower.

        Payments of interest on the Executive Notes are due annually and the outstanding principal amount and any unpaid interest on the Executive Notes is payable at maturity. The Executive Notes mature in September 2005.

        The purpose of the loans authorized by the Board of Directors in July 2000 was to provide the executive officers receiving the loans with access to funds as a component of their compensation program. In July 2000, a significant percentage of the stock options and our Common Stock held by such executive officers was subject to transfer restrictions imposed by a shareholders agreement among Rayovac, the executive officers and the Thomas H. Lee Company (which agreement expired on September 12, 2002). The loans provided the executive officers with access to alternative funds in light of the restrictions imposed by the shareholders agreement on the equity component of the executives' compensation.

        The largest aggregate amount of indebtedness outstanding at any time during fiscal 2003 for each of the executive officers was as follows: Mr. Jones, $2,200,000; Mr. Hussey, $750,000; Mr. Shanesy, $330,002; Mr. Biller, $400,000; and Mr. Cancio, $200,000. The aggregate amount of indebtedness outstanding as of December 1, 2003, for each of the executive officers was as follows: Mr. Jones, $1,700,000; Mr. Hussey, $750,000; Mr. Shanesy, $330,002; Mr. Biller, $400,000; and Mr. Cancio, $200,000.

PART IV

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

  (b)
  Reports on Form 8-K: The Company has filed the following reports on Form 8-K during the fiscal year ended September 30, 2003:

  1.
  The Form 8-K dated October 1, 2002 and filed on October 16, 2002 reporting the Company's acquisition of substantially all of the consumer battery business of VARTA AG.

  2.
  Amendment No. 1 to Form 8-K/A dated October 1, 2002 and filed on December 16, 2002 amending the Form 8-K filed on October 16, 2002 to include the financial statements and pro forma financial information required by Item 7 of the form.

  3.
  The Form 8-K dated April 23, 2003 and filed on April 24, 2003 reporting the press release issued by the Company, dated April 23, 2003, announcing certain financial results for its second fiscal quarter ended March 30, 2003.

  4.
  The Form 8-K dated April 24, 2003 and filed on April 30, 2003 furnishing the transcript of a webcast hosted by the Company on April 24, 2003 announcing certain financial results for its second fiscal quarter ended March 30, 2003, among other matters.

  5.
  The Form 8-K dated and filed on July 24, 2003 reporting the press release issued by the Company, dated July 24, 2003, announcing certain financial results for its third fiscal quarter ended June 29, 2003.

  6.
  The Form 8-K dated August 22, 2003 and filed on September 3, 2003 reporting the press release issued by the Company, dated August 22, 2003, announcing the Company's entry into an agreement to purchase Remington Products Company, L.L.C.

  7.
  The Form 8-K dated September 15, 2003 and filed on September 16, 2003 reporting the fact that the Company provided certain summary condensed consolidated financial, summary consolidated financial and other data and certain unaudited pro forma condensed consolidated financial data to potential financing sources and furnishing such information by setting it forth in such report.

  8.
  The Form 8-K dated September 11, 2003 and filed on September 19, 2003 reporting the press release issued by the Company, dated September 11, 2003, announcing the Company's intention to offer through a private placement up to $300 million aggregate principal amount of new Senior Subordinated Notes due 2013.

  9.
  The Form 8-K dated and filed on September 26, 2003 reporting the press release issued by the Company, dated September 26, 2003, announcing certain financial results for its fourth fiscal quarter and fiscal year ended September 30, 2003.

    10.
    The Form 8-K dated and filed on September 30, 2003 reporting the press release issued by the Company, dated September 30, 2003 announcing (a) the Company's acquisition of Remington Products Company, L.L.C., (b) the closing of its previously announced private placement of $350 million of 8 1/2% senior subordinated notes due 2013 and (c) the calling for redemption of all of the 11% Series B and Series D Senior Subordinated Notes issued by Remington Products Company, L.L.C. and Remington Capital Corp. that had not been tendered by the close of the Company's outstanding offer to purchase the notes.

RAYOVAC CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report

The Board of Directors and Shareholders
Rayovac Corporation:

        We have audited the accompanying consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and subsidiaries as of September 30, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2(x) to the consolidated financial statements, the Company revised its presentation of loss on early extinguishment of debt in the accompanying consolidated statement of operations for the year ended September 30, 2001 as required by Statement of Financial Accounting Standards No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, and in 2002 the Company changed its method of accounting for goodwill and indefinite-lived intangible assets to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP KPMG LLP

Chicago, Illinois
November 7, 2003

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2002 and 2003

(In thousands, except per share amounts)

	2002	2003
Assets
Current assets:
Cash and cash equivalents	$9,881	$107,774
Receivables:
Trade accounts receivable, net of allowance for doubtful receivables of $3,293, and $22,911, respectively	128,927	255,205
Other	7,683	15,376
Inventories	84,275	219,254
Deferred income taxes	8,586	27,012
Prepaid expenses and other	19,970	50,705

Total current assets	259,322	675,326

Property, plant and equipment, net	102,586	150,412
Deferred charges and other	36,350	40,160
Goodwill	30,567	398,380
Intangible assets, net	88,858	253,067
Deferred income taxes	12,343	31,036
Debt issuance costs	3,207	28,111

Total assets	$533,233	$1,576,492

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term debt	$13,400	$72,852
Accounts payable	76,155	172,632
Accrued liabilities:
Wages and benefits	8,910	36,580
Income taxes payable	7,143	20,569
Restructuring charges	1,701	5,750
Accrued interest	1,664	4,894
Other	9,811	83,737
Deferred income taxes	—	8,511

Total current liabilities	118,784	405,525

Long-term debt, net of current maturities	188,471	870,540
Employee benefit obligations, net of current portion	24,009	63,044
Deferred income taxes	20,957	22,694
Other	6,219	12,687

Total liabilities	358,440	1,374,490

Shareholders' equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 61,594 and 61,999 shares, respectively; outstanding 32,058 and 32,463 shares, respectively	616	620
Additional paid-in capital	180,823	185,561
Retained earnings	149,221	164,703
Accumulated other comprehensive loss	(19,859)	(12,457)
Notes receivable from officers/shareholders	(4,205)	(3,605)

	306,596	334,822
Less treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less unearned restricted stock compensation	(1,733)	(2,750)

Total shareholders' equity	174,793	202,002

Total liabilities and shareholders' equity	$533,233	$1,576,492

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2001, 2002 and 2003

(In thousands, except per share amounts)

	2001	2002	2003
Net sales	$616,172	$572,736	$922,122
Cost of goods sold	361,173	334,147	549,514
Restructuring and related charges	22,103	1,210	21,065

Gross profit	232,896	237,379	351,543
Operating expenses:
Selling	119,606	104,374	185,175
General and administrative	46,526	56,900	80,875
Research and development	12,191	13,084	14,364
Restructuring and related charges	204	—	11,487

	178,527	174,358	291,901

Income from operations	54,369	63,021	59,642

Interest expense	27,189	16,048	37,182
Non-operating expense	8,587	—	3,072
Other expense (income), net	1,094	1,290	(3,647)

Income before income taxes	17,499	45,683	23,035
Income tax expense	5,965	16,446	7,553

Net income	$11,534	$29,237	$15,482

Basic net income per common share:
Net income	$0.40	$0.92	$0.49

Weighted average shares of common stock outstanding	28,746	31,775	31,847

Diluted net income per common share:
Net income	$0.39	$0.90	$0.48

Weighted average shares of common stock and equivalents outstanding	29,702	32,414	32,556

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended September 30, 2001, 2002 and 2003
(In thousands)

	Common Stock					Notes Receivable from Officers/ Shareholders
			Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)		Treasury Stock	Unearned Compensation	Total Shareholders' Equity
	Shares	Amount
Balances at September 30, 2000	27,570	$571	$104,197	$108,450	$650	$(3,190)	$(129,982)	$—	$80,696

Net income	—	—	—	11,534	—	—	—	—	11,534
Adjustment of additional minimum pension liability	—	—	—	—	(3,298)	—	—	—	(3,298)
Translation adjustment	—	—	—	—	(1,141)	—	—	—	(1,141)
Cumulative effect of accounting change	—	—	—	—	(150)	—	—	—	(150)
Net loss on derivative instruments and available for sale securities	—	—	—	—	(2,929)	—	—	—	(2,929)

Comprehensive income									4,016
Sale of common stock	3,500	35	64,144	—	—	—	—	—	64,179
Issuance of restricted stock	277	3	4,743	—	—	—	—	(4,746)	—
Treasury stock acquired	(5)	—	—	—	—	—	(88)	—	(88)
Exercise of stock options	701	7	7,668	—	—	—	—	—	7,675
Notes receivable from officers/ shareholders	—	—	—	—	—	(475)	—	—	(475)
Amortization of unearned compensation	—	—	—	—	—	—	—	1,582	1,582

Balances at September 30, 2001	32,043	616	180,752	119,984	(6,868)	(3,665)	(130,070)	(3,164)	157,585

Net income	—	—	—	29,237	—	—	—	—	29,237
Adjustment of additional minimum pension liability	—	—	—	—	(3,639)	—	—	—	(3,639)
Translation adjustment	—	—	—	—	(7,875)	—	—	—	(7,875)
Net loss on derivative instruments and available for sale securities	—	—	—	—	(1,477)	—	—	—	(1,477)

Comprehensive income									16,246
Forfeiture of restricted stock	(24)	—	(413)	—	—	—	—	413	—
Issuance of restricted stock	24	—	313	—	—	—	—	(313)	—
Exercise of stock options	15	—	171	—	—	—	—	—	171
Notes receivable from officers/ shareholders	—	—	—	—	—	(540)	—	—	(540)
Amortization of unearned compensation	—	—	—	—	—	—	—	1,331	1,331

Balances at September 30, 2002	32,058	616	180,823	149,221	(19,859)	(4,205)	(130,070)	(1,733)	174,793

Net income	—	—	—	15,482	—	—	—	—	15,482
Adjustment of additional minimum pension liability	—	—	—	—	(690)	—	—	—	(690)
Translation adjustment	—	—	—	—	7,753	—	—	—	7,753
Net gain on derivative instruments and available for sale securities	—	—	—	—	339	—	—	—	339

Comprehensive income									22,884
Issuance of restricted stock	393	4	4,786	—	—	—	—	(4,790)	—
Forfeiture of restricted stock	(28)	—	(347)	—	—	—	—	347	—
Exercise of stock options	40	—	299	—	—	—	—	—	299
Note payments from officers/ shareholders	—	—	—	—	—	600	—	—	600
Amortization of unearned compensation	—	—	—	—	—	—	—	3,426	3,426

Balances at September 30, 2003	32,463	$620	$185,561	$164,703	$(12,457)	$(3,605)	$(130,070)	$(2,750)	$202,002

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2001, 2002 and 2003

(In thousands)

	2001	2002	2003
Cash flows from operating activities:
Net income	$11,534	$29,237	$15,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,667	18,828	31,133
Non-cash restructuring charges	9,958	542	14,135
Loss on early retirement of debt	8,587	—	3,072
Amortization of debt issuance costs	2,055	1,642	1,957
Amortization	3,473	173	438
Amortization of unearned restricted stock compensation	1,582	1,331	3,426
Deferred income taxes	(3,751)	4,257	(9,533)
Stock option income tax benefit	4,348	37	123
Loss on disposal of fixed assets and all other	187	224	1,593
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(35,844)	26,272	6,002
Inventories	5,168	3,579	6,369
Prepaid expenses and other assets	(1,577)	(4,142)	15,105
Accounts payable and accrued liabilities	(10,223)	(11,310)	(15,621)
Accrued restructuring charges	4,883	(3,844)	2,526

Net cash provided by operating activities	18,047	66,826	76,207

Cash flows from investing activities:
Purchases of property, plant and equipment	(19,693)	(15,641)	(26,125)
Proceeds from sale of property, plant and equipment and investments	1,420	168	132
Payments for acquisitions, net of cash acquired	—	—	(420,403)

Net cash used by investing activities	(18,273)	(15,473)	(446,396)

Cash flows from financing activities:
Reduction of debt	(416,699)	(224,192)	(433,832)
Proceeds from debt financing	421,914	169,100	1,062,580
Extinguishment of debt	(69,652)	(239)	(126,573)
Debt issuance costs	—	(387)	(29,933)
Payments on capital lease obligations	(837)	(590)	(1,167)
(Loans to) payments from officers/shareholders	(475)	(540)	600
Proceeds from issuance of stock	64,179	—	—
Acquisition of treasury stock	(88)	—	—
Proceeds from exercise of stock options	3,327	134	176

Net cash provided (used) by financing activities	1,669	(56,714)	471,851

Effect of exchange rate changes on cash and cash equivalents	158	3,884	(3,769)

Net increase (decrease) in cash and cash equivalents	1,601	(1,477)	97,893
Cash and cash equivalents, beginning of period	9,757	11,358	9,881

Cash and cash equivalents, end of period	$11,358	$9,881	$107,774

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,938	$14,671	$34,267
Cash paid for income taxes	8,166	11,373	7,555

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

        Rayovac Corporation and its wholly owned subsidiaries ("Company") manufacture and market consumer batteries and electric personal care products. Consumer batteries include general (alkaline, rechargeables, heavy duty, lantern and general purpose), button cell and lithium batteries. The Company also markets a variety of battery powered lighting devices such as flashlights and lanterns.

        On October 1, 2002, the Company acquired substantially all of the consumer battery business ("VARTA") of VARTA AG for approximately $275,300, including acquisition related expenditures. The acquisition consisted of the purchase of all of VARTA AG's consumer battery subsidiaries and business outside of Germany, excluding Brazil, and a controlling ownership and management interest in a new joint venture entity that will operate the VARTA AG consumer battery business in Germany. The residual interest in the joint venture is held by VARTA AG. With the acquisition of VARTA, the Company became a truly global battery manufacturer and marketer and acquired additional low-cost manufacturing capacity and battery technology. (See also Acquisitions and Divestitures, footnote 16, for additional information on the VARTA acquisition).

        On September 30, 2003, the Company acquired all of the equity interests of Remington Products Company, L.L.C. ("Remington") for approximately $174,000, including acquisition related expenditures, and the assumption of Remington's outstanding debt of approximately $180,400. Remington is now a wholly owned subsidiary of the Company. Remington is a leading designer and marketer of electric shavers and accessories, electric grooming products and hair care appliances. (See also Acquisitions and Divestitures, footnote 16, for additional information on the Remington acquisition).

        The Company's products are sold on a global basis in over a 100 countries in North America, Latin America, Europe, and the Far East through a variety of channels, including mass merchandisers, home centers and hardware stores, consumer electronic stores, warehouse clubs, food, drug and convenience stores, department stores, hearing aid professionals, industrial distributors and original equipment manufacturers.

(2) Significant Accounting Policies and Practices

  (a)    Principles of Consolidation and Fiscal Year End

    The consolidated financial statements include the financial statements of Rayovac Corporation and its wholly owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 2001, 2002 and 2003 refer to the fiscal years ended September 30, 2001, 2002 and 2003.

    The Company's Consolidated Balance Sheet as of September 30, 2003 and Consolidated Statement of Cash Flows for the year ended September 30, 2003 give effect to the Remington acquisition, which occurred on September 30, 2003. Consequently, all Balance Sheet footnote disclosures include the impacts of the Remington acquisition.

    The Company's Consolidated Statement of Operations for the year ended September 30, 2003, includes only the results attributable to Rayovac and its subsidiaries prior to the Remington acquisition. Consequently, all Statement of Operations footnote disclosures exclude the results of the Remington acquisition.

  (b)    Revenue Recognition

    The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product is passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company's general policy is not to accept, product returns.

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

    The Company also enters into various contractual arrangements, primarily with retail customers, which require the Company to make upfront cash, or "slotting" payments, to secure the right to distribute through such customer. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in Deferred charges and other in the Consolidated Balance Sheets.

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

  (e)    Concentrations of Credit Risk, Major Customers and Employees

    Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors its customers' credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. The Company has historically incurred minimal credit losses, but in 2002 experienced a significant loss resulting from the bankruptcy filing of a large retailer in the United States.

    The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 27%, 26%, and 13% of its net sales during 2001, 2002, and 2003, respectively. This major customer also represented approximately 23% and 13%, respectively, of trade account receivables as of September 30, 2002 and 2003.

    Excluding the impacts of the Remington acquisition, approximately 59% of the Company's sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

    Approximately 16% of the total labor force is covered by collective bargaining agreements. The Company believes its relationship with its employees is good and none of our facilities has experienced a work stoppage in the last ten years.

    The Company has entered into collective bargaining agreements with expiration dates as follows:

Location	Expiration Date
Guatemala City, Guatemala	March 2004
Washington, UK	December 2004
Fennimore, WI	March 2005
Portage, WI	June 2006

    Bargaining agreements that expire by the end of fiscal 2004 represent approximately 5% of the total labor force.

  (f)    Displays and Fixtures

    Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company's products. Temporary displays are generally disposed after a single use by the customer.

    Permanent fixtures are permanent in nature, generally made from wire or other permanent racking, which are shipped to customers for display of the Company's products. These permanent fixtures are restocked with the Company's product multiple times over the fixture's useful life.

    The costs of temporary displays are capitalized as a prepaid asset and are included in Prepaid expenses and other and are expensed in the period in which they are shipped to customers. Permanent fixtures are capitalized as a prepaid asset and are included in Prepaid expenses and other, and once they are shipped to customers are reflected in Deferred charges and other and are amortized over an estimated useful life of one to two years.

  (g)    Inventories

    The Company's inventories are valued at the lower of cost or market. Cost for the majority of inventories is determined using the first-in, first-out (FIFO) method with costs for other inventories determined primarily using the average or last-in, first-out (LIFO) cost method. As of September 30, 2003, the excess of current replacement cost over LIFO cost of inventories was not significant.

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

  (i)    Intangible Assets

    Intangible assets are recorded at cost. Non-compete agreements and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 5 to 19 years. Excess cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value.

    Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

    The Company assesses the recoverability of its intangible assets with finite useful lives by determining whether the amortization of the remaining balance over its remaining life can be recovered through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized carrying value of intangible assets with finite useful lives will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections used by the Company are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. (See also Adoption of New Accounting Pronouncements, footnote 2 (x), and Intangible Assets, footnote 5).

  (j)    Debt Issuance Costs

    Debt issuance costs are capitalized and amortized to interest expense over the lives of the related debt agreements.

  (k)    Accounts Payable

    Included in accounts payable are book overdrafts on disbursement accounts that were replenished when checks were presented for payment.

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

  (m)    Foreign Currency Translation

    Assets and liabilities of the Company's foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of accumulated other comprehensive income ("OCI"). Also included in OCI are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.

    Currency devaluations in Argentina and Venezuela, along with the weakening currency in Mexico had significant negative impacts on OCI in 2002 and 2003. The strengthening of the

    Euro versus the U.S. Dollar currency had a significant positive impact on OCI in 2003, primarily related to the translation of our Euro denominated net assets associated with the acquisition of the VARTA business in 2003.

    As of September 30, 2002 and 2003, foreign currency translation adjustment balances of $(8,314) and $(561), respectively, were reflected in the Consolidated Balance Sheets in Accumulated other comprehensive loss.

    Exchange losses (gains) on foreign currency transactions aggregating $2,091, $2,412, and $(2,637) for 2001, 2002 and 2003, respectively, are included in Other expense (income), net, in the Consolidated Statements of Operations.

  (n)    Shipping and Handling Costs

    The Company incurred shipping and handling costs of $28,710, $24,081 and $45,573 in 2001, 2002 and 2003, respectively, which are included in Selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company's products for shipment at the Company's distribution facilities.

  (o)    Advertising Costs

    The Company incurred expenses for advertising of $19,367, $10,317 and $11,458 in 2001, 2002 and 2003, respectively, which are included in Selling expense. The Company expenses advertising production costs the first time the advertising takes place.

  (p)    Research and Development Costs

    Research and development costs are charged to expense in the year they are incurred.

  (q)    Net Income Per Common Share

    Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income per common share does not consider common stock equivalents. Diluted net income per common share reflects the dilution that would occur if convertible debt securities, employee stock options, and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the entity. The computation of diluted net income per common share uses the "if converted" and "treasury stock" methods to reflect dilution. The difference between the basic and diluted number of shares is due to assumed conversion of employee stock options where the exercise price is less than the market price of the underlying stock.

    Net income per common share is calculated based upon the following shares:

	2001	2002	2003
Basic	28,746	31,775	31,847
Effect of restricted stock and assumed conversion of stock options	956	639	709

Diluted	29,702	32,414	32,556

    In 2001, 2002, and 2003, respectively, approximately 1,031, 2,998 and 2,775 stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

  (r)    Derivative Financial Instruments

    Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

    The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2003, $4,647 of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At September 30, 2003, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.458% for a notional principal amount of $70,000 through July 2004, 3.974% for a notional principal amount of $70,000 from July 2004 through October 2005, 3.769% for a notional principal amount of $100,000 through August 2004 and 3.799% for a notional principal amount of $100,000 from August 2004 through November 2005. The derivative net losses on these contracts recorded in OCI at September 30, 2003 was an after-tax loss of $4,553.

    The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars, Euros or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During 2003, $98 of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At September 30, 2003, the Company had a series of forward contracts outstanding with a contract value of $14,387. The derivative net losses on these contracts recorded in OCI at September 30, 2003 was zero.

    The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. During 2003, no such foreign exchange derivative activity occurred. At September 30, 2003, the Company had no such foreign exchange derivative contracts outstanding.

    The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. During 2003, $528 of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At September 30, 2003, the Company had a series of swap contracts outstanding through October 2004 with a contract value of $9,684. The derivative net gains on these contracts recorded in OCI at September 30, 2003 was an after-tax gain of $336.

  (s)    Fair Value of Financial Instruments

    The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted market prices.

    The carrying value of financial instruments approximate the fair value of those instruments, except for the $350,000 of Senior Subordinated Notes due September 30, 2013 with interest payable semiannually at 8 1/2% and Series B & D Senior Subordinated Debentures of $56,010, due May 15, 2006, with interest payable semiannually at 11%. The fair value of the Notes and Debentures at September 30, 2003 was approximately $360,509 and $57,037, respectively. (See also Derivative Financial Instruments, footnote 2(r), and Debt, footnote 6.)

  (t)    Environmental Expenditures

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

  (v)    Comprehensive Income

    Comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rates changes on intercompany balances of a long-term nature and transactions designated as a hedge of net foreign investments, derivative financial instruments designated as cash flow hedges, and additional minimum pension liabilities associated with the Company's pension plans.

    Amounts recorded in Other Comprehensive Income (Loss) on the Consolidated Statement of Shareholders' Equity for the years ended September 30, 2001, 2002 and 2003 are net of tax expense (benefit) in the amount of:

	Pension Adjustment	Cash Flow Hedges	Total
2001	$—	$(2,140)	$(2,140)
2002	—	(689)	(689)
2003	(4,744)	76	(4,668)

    In 2003, the Company recognized a deferred tax asset associated with its additional minimum pension liability. In years prior to 2003, the tax benefit related to the minimum pension liability was inadvertently omitted from comprehensive income. The tax benefit recorded in comprehensive income in 2003 related to prior years amounted to $2,656.

  (w)    Stock Compensation

    The Company has adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation, and continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. Accordingly, the Company recognized $1,582, $1,331 and $3,426, respectively, of compensation cost, before tax, related to restricted stock in 2001, 2002, and 2003, respectively, and no compensation cost, before tax, related to options for the stock plans. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with an alternative method prescribed by Statement No. 123, net income per common share would have been reduced to the pro forma amounts indicated below:

	2001	2002	2003
Reported net income	$11,534	$29,237	$15,482
Add: Stock-based compensation expense included in reported net income, net of tax	965	812	2,090
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(4,567)	(4,778)	(6,739)

Pro forma net income	$7,932	$25,271	$10,833

Basic earnings per share:
As reported	$0.40	$0.92	$0.49
Pro forma	$0.28	$0.80	$0.34
Diluted earnings per share:
As reported	$0.39	$0.90	$0.48
Pro forma	$0.27	$0.78	$0.34

    The fair value of the Company's stock options used to compute pro forma net income and basic and diluted net income per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Assumptions used:
Volatility	34.7%	37.6%	40.3%
Risk-free interest rate	4.48%	3.40%	3.36%
Expected life	8 years	8 years	8 years
Dividend yield	—	—	—
Weighted-average grant-date fair value of options granted during period	$7.27	$6.89	$5.99

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

  (x)    Adoption of New Accounting Pronouncements

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

    The adoption of Statement No. 133 resulted in a pretax reduction to OCI of $317 ($150 after tax) in 2001. The reduction of OCI was primarily attributable to losses of approximately $500 for foreign exchange forward cash flow hedges partially offset by gains of approximately $200 on interest rate swap cash flow hedges. (See also footnote 2(r), Derivative Financial Instruments).

    Effective July 1, 2001, the Company adopted Statement No. 141, Business Combinations, and effective October 1, 2001, Statement No. 142, Goodwill and Other Intangible Assets.

    Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated or completed on or after July 1, 2001. Statement No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Upon the transition to Statement No. 142, no goodwill was deemed to be impaired. (See also footnote 2(i), Intangible Assets).

    The table below presents net income and earnings per share information as if Statement No. 142 had been adopted at the beginning of the periods presented:

	2001	2002	2003
Reported net income	$11,534	$29,237	$15,482
Add back: Goodwill amortization, net of tax of $0	1,050	—	—
Add back: Trade name amortization, net of tax of $855	1,395	—	—

Adjusted net income	$13,979	$29,237	$15,482

Basic Earnings Per Share:
Reported net income	$0.40	$0.92	$0.49
Goodwill amortization	0.04	—	—
Trade name amortization	0.05	—	—

Adjusted net income	$0.49	$0.92	$0.49

Diluted Earnings Per Share:
Reported net income	$0.39	$0.90	$0.48
Goodwill amortization	0.03	—	—
Trade name amortization	0.05	—	—

Adjusted net income	$0.47	$0.90	$0.48

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

    In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. The Statement addresses, among other things, the income statement treatment of gains and losses related to debt extinguishments, requiring such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Company adopted this Statement on October 1, 2002. As a result, the write-off of unamortized debt issuance costs of $3,072 associated with the replacement of our previous credit facility in

    October 2002 and $8,587 associated with our redemption of our subordinated debt in June 2001 are classified as Non-operating expense in our Consolidated Statements of Operations for the years ended September 30, 2003 and 2001, respectively. Previously, the premium of $8,587 associated with the redemption of our subordinated debt in 2001 was shown as an extraordinary item.

    In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. Statement No. 146 nullifies EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). According to the Statement, commitments to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated fair value. Statement No. 146 also revises accounting for specified employee and contract terminations that are part of restructuring activities. Statement No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company applied the provisions of EITF 94-3 to the restructuring initiatives announced and committed to, prior to December 31, 2002, during 2003 (See 2003 Restructuring summary within footnote 15, Restructuring Charges). The adoption of Statement No. 146 may impact the timing of recognition of future exit or disposal activities. The Company believes that the adoption of Statement No. 146 will not have a significant impact on its consolidated financial statements.

    In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This Interpretation addresses, among other things, the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The Company has adopted the disclosure requirements of the Interpretation, and applied the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. Adoption did not have a material effect on the consolidated financial statements of the Company.

    In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of Statement No. 148 as seen in footnote 2(w), Stock Compensation.

    In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 addresses consolidation by business enterprises of variable interest entities. The interpretation applies immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities or investments in such, the interpretation applies in the first fiscal year or interim period beginning after December 15, 2003. Adoption did not have a material effect on the consolidated financial statements of the Company.

    In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts and for hedging activities. Statement No. 149 amends Statement No. 133 for certain decisions by the FASB as part of the Derivatives Implementation Group ("DIG") process. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003, and is effective for hedging relationships designated after June 30, 2003, except for certain transition and effective dates relating to other amendments that principally resulted from the DIG process. Adoption did not have a material effect on the consolidated financial statements of the Company.

    In May 2003, the Emerging Issues Task Force (EITF) issued EITF Consensus No. 01-8, Determining Whether an Arrangement Contains a Lease. Consensus No. 01-8 requires capital lease treatment for arrangements containing an embedded lease, thereby conveying the right to control the use of property, plant or equipment (collectively, "the property") whether the property is explicitly or implicitly specified. The right is conveyed if the purchaser obtains physical or operational control of the property or takes substantially all of its output. Consensus No. 01-8 applies prospectively to new or modified arrangements beginning after May 28, 2003. Adoption of Consensus No. 01-8 did not have a significant impact on the consolidated financial statements of the Company.

    In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Statement requires that certain types of freestanding financial instruments be treated as liabilities and measured at fair value. The Statement is effective for financial instruments entered into or modified after May 21, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Certain provisions of the Statement were delayed indefinitely. Adoption of the implemented sections of the Statement did not have a significant impact on the consolidated financial statements of the Company.

(3) Inventories

        Inventories consist of the following:

	September 30,
	2002	2003
Raw materials	$19,893	$60,732
Work-in-process	19,004	34,914
Finished goods	45,378	123,608

	$84,275	$219,254

(4) Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	September 30,
	2002	2003
Land, buildings and improvements	$34,559	$51,195
Machinery, equipment and other	184,087	242,184
Construction in process	10,303	7,857

	228,949	301,236
Less accumulated depreciation	126,363	150,824

	$102,586	$150,412

        Property, plant, and equipment includes equipment held under capitalized leases, net of amortization, totaling $615 and $20,420 at September 30, 2002 and 2003, respectively. The significant increase in capital leases is due to leases assumed as part of the VARTA acquisition.

        During 2003, the Company closed its manufacturing operations in Mexico City, Mexico and its Madison, Wisconsin and Middleton, Wisconsin packaging and distribution locations. The Company's owned properties in Mexico City, Mexico and Madison, Wisconsin, with an aggregate net book value of $8,680, are being treated as assets held for sale and are included in Prepaid expenses and other in the Company's Consolidated Balance Sheet at September 30, 2003.

(5) Intangible Assets

        Intangible assets consist of the following:

	September 30, 2002			September 30, 2003
Amortized Intangible Assets	Gross Carrying Amount	Accumulated Amortization	Net Intangible	Gross Carrying Amount	Accumulated Amortization	Net Intangible
Non-compete agreement	$700	$630	$70	$700	$700	$—
Proprietary technology	525	308	217	12,534	490	12,044
Customer lists	—	—	—	2,099	210	1,889

	$1,225	$938	$287	$15,333	$1,400	$13,933

Pension Intangibles
Under-funded pension	$3,446	$—	$3,446	$2,405	$—	$2,405

Unamortized Intangible Assets
Trade names balance as of beginning of year	$90,000	$4,875	$85,125	$90,000	$4,875	$85,125
Trade name acquired during year	—	—	—	128,642	—	128,642
Effect of translation	—	—	—	22,962	—	22,962

Trade names balance as of end of year	$90,000	$4,875	$85,125	$241,604	$4,875	$236,729

Goodwill	North America	Latin America	Europe/ROW	Total
Balance as of October 1, 2002, net	$1,035	$26,884	$2,648	$30,567
Goodwill acquired during year	284,383	11,170	62,493	358,046
Effect of translation	—	(178)	9,945	9,767

Balance as of September 30, 2003, net	$285,418	$37,876	$75,086	$398,380

        During 2003, the Company completed the acquisitions of substantially all of the consumer battery business of VARTA AG and Remington Products Company, L.L.C. The Company recognized intangible assets associated with the acquisitions, including proprietary manufacturing technology, customer lists, and VARTA trade name intangibles. The purchase price allocation for the VARTA acquisition has been completed. The Company also recognized goodwill with both the VARTA and Remington acquisitions. The purchase price allocation of the Remington acquisition is not yet finalized. Future allocation of the Remington purchase price will impact the amount and or segment allocation of goodwill and other intangible assets acquired during the year. (See also footnote 16, Acquisitions and Divestitures, for additional discussion on the VARTA and Remington acquisitions). No allocation to trade name or other intangibles has been made in the Consolidated Balance Sheet as of September 30, 2003 as valuations relating to Remington have not been completed.

        The non-compete agreement was amortized on a straight-line basis over 5 years, proprietary technology assets are being amortized on a straight-line basis over 10 to 19 years, and the customer list asset is being amortized on a straight-line basis over 10 years. The Company has deemed that its trade name intangible assets have indefinite lives because they are expected to generate cash flows indefinitely, the Company has no intention of selling the trade names and there are no legal, regulatory, or contractual provisions that may limit the useful lives of the trade names. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually.

        During 2003, the Company wrote-off a $702 pension intangible asset related to the Madison, Wisconsin packaging facility pension plan. The write-off related to the closure of operations at the facility and curtailment of the pension plan and is reflected in Restructuring charges in cost of goods sold in our Consolidated Statement of Operations. (See also Restructuring Charges, footnote 15, for further discussion).

        The trade name asset and Latin America segment goodwill, prior to the adoption of FASB Statement No. 142, are associated with the 1999 acquisition of ROV Limited and were being amortized on a straight-line basis over 40 years. The North America segment goodwill, prior to the adoption of FASB Statement No. 142, is associated with the 1998 acquisition of Best Labs and was being amortized on a straight-line basis over 15 years. The Europe/ROW segment goodwill, prior to the adoption of FASB Statement No. 142, is associated with the 1998 acquisition of Brisco GmbH in Germany and was being amortized on a straight-line basis over 15 years.

        The amortization expense for 2001, 2002, and 2003 are as follows:

	2001	2002	2003
Amortization Expense
Goodwill amortization	$1,050	$—	$—
Trade name amortization	2,250	—	—
Customer list amortization	—	—	195
Non-compete and proprietary technology	173	173	243

	$3,473	$173	$438

        The annual amortization expense (based on September 30, 2003 exchange rates) for the next five fiscal years, is estimated to be approximately:

2004	$950
2005	$950
2006	$850
2007	$850
2008	$850

        The purchase price allocation for the Remington acquisition has not yet been finalized, consequently, changes in the purchase price allocation could impact estimates of future amortization expense.

(6) Debt

        Debt consists of the following:

	September 30,
	2002	2003
Revolving credit facility	$174,500	$—
Term loan facility	23,061	—
Euro revolving credit facility	—	—
Euro term A loan facility	—	49,563
Euro term B loan facility	—	139,067
Term B loan facility	—	317,000
Series B Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	5,424
Series D Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	50,586
Senior Subordinated Notes, due September 30, 2013, with interest at 8 1/2% payable semi-annually	—	350,000
Capitalized lease obligations	500	24,100
Notes and obligations, weighted average interest rate of 5 1/2% at September 30, 2003	3,810	7,652

	201,871	943,392
Less current maturities	13,400	72,852

Long-term debt	$188,471	$870,540

        In connection with the acquisition of VARTA on October 1, 2002, the Company entered into an Amended and Restated Credit Agreement ("Third Restated Agreement"). The Third Restated Agreement provides for senior bank facilities, including term and revolving credit facilities in an initial aggregate amount (assuming an exchange rate of the Euro to the Dollar of 1 to 1) of approximately $625,000. The Third Restated Agreement includes a $100,000 six year revolving credit facility, a €50,000 six year revolving credit facility, a $300,000 seven year amortizing term loan, a €125,000 seven year amortizing term loan and a €50,000 six year amortizing term loan.

        The interest on Dollar-denominated borrowings is computed, at the Company's option, based on the base rate, as defined ("Base Rate"), or the London Interbank Offered Rate ("LIBOR") for Dollar-denominated deposits. The Interest on Euro-denominated borrowings is computed on LIBOR for Euro-denominated deposits. The fees associated with these facilities were capitalized and are being amortized over the term of the facilities. Indebtedness under these facilities is secured by substantially all of the assets of the Company, is guaranteed by certain of our subsidiaries and the Euro-denominated revolving facility is subject to a borrowing base ("Borrowing Base") of certain European assets.

        The Third Restated Agreement required the Company to transform the German subsidiary, VARTA Geratebatterie, from a GmbH legal structure to a KgaA legal structure ("Transformation") on or before December 30, 2002. Effective January 29, 2003, the agreement was amended ("First Amendment") to extend the deadline for Transformation to on or before June 30, 2003. Effective June 27, 2003, the Third Restated Agreement was amended ("Second Amendment") (i) to re-define and permit acceleration, recording, and incurrence of certain Restructuring Charges, as defined in the Third Restated Agreement, (ii) to extend the deadline for Transformation to on or before March 31, 2004 and (iii) to consent to certain organizational restructurings ("Restructurings"), including releases and substitutions of collateral pledges, and disregarding application of certain basket amounts as necessary to effect the Restructurings.

        In connection with the acquisition of Remington, the Third Restated Agreement was amended ("Third Amendment") effective September 30, 2003 to (i) permit the Remington acquisition ("Acquisition") including issuance of $350,000 of senior subordinated debt, increase the Dollar-denominated revolver by $20,000, decrease the Euro-denominated revolver by €10,000 and increase the Dollar-denominated seven-year term facility by $50,000, (ii) permit incurrence of certain Restructuring Charges related to the Acquisition, (iii) amend certain covenant ratios to allow for the effect of financing of the Acquisition, (iv) allow for organizational restructurings related to the Acquisition including necessary releases and substitutions of collateral pledges, and (v) increase certain covenant basket amounts to allow for operation of the resulting larger business entity.

        The term facilities, as amended in the Third Amendment, provide for quarterly amortization over their remaining terms (using the September 30, 2003 exchange rate of the Dollar to the Euro of 1.16618 to 1) totaling approximately $6,818 in 2004, $16,276 in 2005, 2006 and 2007, $66,441 in 2008 and $383,543 in 2009. The term facility also provides for annual prepayments, over and above the normal amortization. Such payments would be a portion of "Excess Cash Flow" (EBITDA, as defined, plus non-cash Restructuring Charges, less certain operating expenditures including scheduled principal payments of long-term debt). The quarterly amortization is reduced pro-rata for the effect of prepayments made as a result of Excess Cash Flow.

        Interest on Dollar-denominated revolving borrowings is, at the Company's option, at the Base Rate plus a margin (1.25% to 2.50%) per annum (N/A at September 30, 2003) or Dollar-denominated LIBOR plus a margin (2.25% to 3.50%) per annum (N/A at September 30, 2003). Interest on Euro-denominated revolving borrowings and the Euro-denominated six-year term loan is Euro-denominated LIBOR plus a margin (2.25% to 3.50%) per annum (5.62% at September 30, 2003). Interest on the Dollar-denominated seven-year term loan is, at the Company's option, at the Base Rate plus a fixed 2.75% margin per annum (N/A at September 30, 2003) or Dollar-denominated LIBOR plus a fixed 3.75% margin per annum (4.87% at September 30, 2003). Interest on the Euro-denominated seven-year term loan is Euro-denominated LIBOR plus a fixed 3.75% margin per annum (5.87% at September 30, 2003). The Company is required to pay a commitment fee of 0.50% per annum on the average daily-unused portion of the revolving facilities. A fee (2.25% to 3.50%) per annum (3.50% at September 30, 2003) is payable on the outstanding letters of credit, of which $6,005 were outstanding at September 30, 2003. The Company also incurs a fee of 0.25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. The margin on the revolving facilities, six-year amortizing term loan, and fees on outstanding letters of credit may be adjusted if the Company's leverage ratio, as defined, increases or decreases.

        The Third Restated Agreement contains financial covenants with respect to borrowings, which include maintaining minimum interest and fixed charge and maximum leverage ratios. In accordance with the Agreement, the limits imposed by such ratios became more restrictive over time. In addition, the Third Restated Agreement restricts the Company's ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets.

        Also in connection with the acquisition of Remington, the Company completed a debt offering of $350,000 of 8.5% Senior Subordinated Notes due in 2013. The terms of the notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit the ability of the Company and its subsidiaries to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, including ROV Holding, Inc. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc.

        Also in connection with the acquisition of Remington, the Company assumed $180,000 of 11.0% Senior Series B and D Subordinated Debentures due in 2006. Effective September 30, 2003, $123,990 of the notes were tendered and redeemed leaving $56,010 outstanding. In connection with the tender process, the Company received consents sufficient to substantially amend the indenture relating to the notes. The amendments became effective with the Acquisition. The $56,010 of notes outstanding at September 30, 2003, were called for redemption, effective September 30, 2003, and redeemed effective

October 29, 2003, and consequently are reflected as current obligations in our Consolidated Balance Sheet as of September 30, 2003.

        The aggregate scheduled maturities of debt as of September 30, 2003 are as follows:

2004	$72,852
2005	17,771
2006	17,486
2007	17,353
2008	67,514
2009 and thereafter	750,416

$943,392

        The carrying value of the debt instruments noted above are approximately 99% of their estimated fair value.

        Aggregate capitalized lease obligations are payable in installments of $2,381 in 2004, $1,486 in 2005, $1,210 in 2006, $1,077 in 2007, $1,073 in 2008, and $16,873 thereafter.

(7) Shareholders' Equity

        On October 1, 2000, the Company granted approximately 277 shares of restricted stock to certain members of management. The total market value of the restricted shares on date of grant was approximately $4,746 which was recorded as unearned compensation as a separate component of shareholders' equity. During 2002, the Company recognized the forfeiture of approximately 24 restricted shares of stock. The total market value on the date of grant for the forfeited shares was approximately $413 which was recorded as an adjustment to unearned compensation. Approximately 186 of these shares vested on September 30, 2003 as the recipients were still employed by the Company. The remaining 67 shares vested one third each year from the date of grant. Unearned compensation was amortized to expense over the three-year vesting period. As of September 30, 2003, all share restrictions for the October 1, 2000 grant have been removed.

        On June 22, 2001, the Company completed a primary offering of 3,500 shares of Common stock. The net proceeds of approximately $64,200 after deducting the underwriting discounts and offering expenses, were used to repurchase approximately $64,800 principal amount of 10.25% Series B Senior Subordinated Notes.

        Concurrently, the Thomas H. Lee Group and its affiliates sold approximately 4,200 shares and certain Rayovac officers and employees sold approximately 900 shares in a secondary offering of Common stock. The Company did not receive any proceeds from the sales of the secondary offering shares but incurred expenses for the offering of approximately $200, which are included in Restructuring charges in Operating expenses in our Consolidated Statement of Operations.

        On August 16, 2002, the Company granted approximately 24 shares of restricted stock to a certain member of management. These shares vested on September 30, 2003, as the recipient was still employed with the Company. The total market value of the restricted shares on the date of grant was approximately $313 which was recorded as unearned compensation as a separate component of shareholders' equity. Unearned compensation was amortized over the 13-month vesting period.

        On October 1, 2002, the Company granted approximately 393 shares of restricted stock to certain members of management. The total market value of the restricted shares on date of grant was approximately $4,790 which was recorded as unearned compensation as a separate component of shareholders' equity. During 2003, the Company recognized the forfeiture of approximately 28 restricted shares of stock. The total market value on the date of grant for the forfeited shares was approximately $347 which was recorded as an adjustment to unearned compensation. Approximately 101 of these shares vest on September 30, 2004, 243 shares vest on September 30, 2005, and 21 shares vest on September 30, 2006, if the recipient is still employed by the Company. Unearned compensation is being amortized to expense over the appropriate vesting period.

(8) Stock Option Plans

        In 1996, the Company's Board of Directors ("Board") approved the Rayovac Corporation 1996 Stock Option Plan ("1996 Plan"). Under the 1996 Plan, stock options to acquire up to 2,318 shares of Common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the Common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 2003, there were options with respect to 1,186 shares of Common stock outstanding under the 1996 Plan.

        In 1997, the Board adopted the 1997 Rayovac Incentive Plan ("Incentive Plan"). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights ("SARs"), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the Incentive Plan. Up to 5,000 shares of Common stock may be issued under the Incentive Plan. The Incentive Plan expires in August 2007. As of September 30, 2003, there were options with respect to 3,737 shares of Common stock outstanding under the Incentive Plan.

        A summary of the status of the Company's plans is as follows:

	2001		2002		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	3,276	$12.15	3,266	$14.12	4,105	$14.01
Granted	857	14.83	1,057	14.37	1,210	12.31
Exercised	(701)	4.75	(15)	8.81	(40)	4.39
Forfeited	(166)	18.43	(203)	11.30	(352)	15.73

Outstanding, end of period	3,266	$14.12	4,105	$14.01	4,923	$13.55

Options exercisable, end of period	1,304	$11.81	1,884	$11.39	2,553	$12.91

        The Company also granted approximately 277, 24, and 393 shares of restricted stock during 2001, 2002, and 2003, respectively, under the Incentive Plan. The restrictions on the 2001 grant lapsed over the three-year period ended September 30, 2003 and the restrictions on the 2002 grant lapsed over the two-year period ended September 30, 2003. The restrictions on the 2003 grant lapse over the four-year period ending September 30, 2006. As of September 30, 2003, the restrictions had lapsed on 277 of these shares and the Company recognized the forfeiture of 52 of these shares.

        The following table summarizes information about options outstanding and outstanding and exercisable as of September 30, 2003:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	969	3.1 years	$4.39	969	$4.39
$11.32 — $20.94	3,211	7.8	14.29	1,037	15.93
$21.25 — $29.50	743	5.6	22.26	547	22.30

(9) Income Taxes

        Pretax income (income before income taxes) and income tax expense consist of the following:

	2001	2002	2003
Pretax income (loss):
United States	$5,073	$47,288	$(52,456)
Outside the United States	12,426	(1,605)	75,491

Total pretax income	$17,499	$45,683	$23,035

Income tax expense (benefit):
Current:
Federal	$3,614	$10,484	$(8,817)
Foreign	6,217	895	25,697
State	(115)	204	206

Total current	9,716	11,583	17,086

Deferred:
Federal	(1,977)	6,666	2,165
Foreign	(1,638)	(2,374)	(9,356)
State	(136)	571	(2,342)

Total deferred	(3,751)	4,863	(9,533)

	$5,965	$16,446	$7,553

        The following reconciles the Federal statutory income tax rate with the Company's effective tax rate:

	2001	2002	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign Sales Corporation/Extraterritorial Income Exclusion benefit	(2.1)	(0.6)	(1.5)
Non US permanent items	2.2	(0.5)	7.0
Foreign rate vs. statutory rate	(1.0)	0.4	6.6
State income taxes and other	0.5	1.5	(6.0)
R&D credit, current and prior years	—	—	(7.2)
Non deductible interest expense	—	—	5.7
Adjustment of prior year taxes	(0.6)	(0.5)	(7.5)
Other	0.1	0.7	0.7

	34.1%	36.0%	32.8%

        The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2002	2003
Current deferred tax assets:
Employee benefits	$970	$6,895
Restructuring and asset impairments	212	911
Inventories and receivables	2,105	7,917
Marketing and promotional accruals	351	185
Net operating loss carry forwards	1,861	4,432
Currency hedges	1,370	40
Other	1,717	6,833
Valuation allowance	—	(201)

Total current deferred tax assets	8,586	27,012

Current deferred tax liabilities:
Property, plant and equipment held for sale	—	(3,896)
Inventory	—	(4,597)
Other	—	(18)

Total current deferred tax liabilities	—	(8,511)

Net current deferred tax assets	$8,586	$18,501

Noncurrent deferred tax assets:
Employee benefits	$5,103	$9,724
Net operating loss and credit carry forwards	4,163	13,233
Property, plant and equipment	147	2,170
Other	2,930	9,752
Valuation allowance	—	(3,843)

Total noncurrent deferred tax assets	12,343	31,036

Noncurrent deferred tax liabilities:
Property, plant, and equipment	(12,954)	(9,458)
Intangibles	(4,488)	(11,123)
Employee benefits	(2,200)	—
Other	(1,315)	(2,113)

Total noncurrent deferred tax liabilities	(20,957)	(22,694)

Net noncurrent deferred tax (liabilities) assets	$(8,614)	$8,342

        Undistributed earnings of the Company's foreign operations amounting to approximately $30,881 and $79,827 at September 30, 2002 and 2003, respectively, are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2002 and 2003.

        The Company, as of September 30, 2003, has state net operating loss carryforwards of approximately $30,033 which will expire between 2008 and 2018. The Company has foreign net operating loss carryforwards, primarily relating to the Company's Mexico operations, of approximately $31,793, which will expire between 2006 and 2013. At September 30, 2003, the Company has recorded a deferred tax asset for the benefit of these losses.

        A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. For the year ended September 30, 2003, the Company has established a valuation allowance for operating loss carryforwards in certain non-U.S. jurisdictions in the amount of $366.

        As part of the Remington acquisition, the Company acquired foreign subsidiaries with foreign operating loss carryforwards of approximately $18,408. A valuation allowance has been established for the deferred income tax benefits related to certain Remington foreign subsidiary loss carryforwards that may not be realized in the amount of approximately $3,678.

(10) Leases

        Future minimum rental commitments under non-cancelable leases, principally pertaining to land, buildings and equipment, are as follows:

	Operating Leases	Capital Leases
2004	$14,395	$3,587
2005	12,154	2,642
2006	9,681	2,311
2007	7,864	2,122
2008	6,760	2,060
Thereafter	34,386	24,190

Total minimum lease payments	$85,240	$36,912

Less: amount representing interest		12,812

Present value of minimum lease payments		$24,100

        Of the annual lease payments shown above, $4,122 are subject to inflationary increases each year. All of the leases expire during the years 2004 through 2013.

        Total rental expenses were $7,137, $7,341 and $12,315 for 2001, 2002 and 2003, respectively.

(11) Employee Benefit Plans

Pension Benefits

        The Company has various defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries. Plans generally provide benefits of stated amounts for each year of service. The Company's practice is to fund pension costs at amounts within the acceptable ranges established by the Employee Retirement Income Security Act of 1974, as amended.

        The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below.

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

	Pension and Deferred Compensation Benefits		Other Benefits
	2002	2003	2002	2003
Change in benefit obligation
Benefit obligation, beginning of year	$20,619	$23,754	$2,677	$3,076
Liabilities assumed with acquisitions	—	40,719	—	—
Service cost	693	1,537	299	285
Interest cost	1,512	3,599	188	207
Amendments	677	—	(20)	—
Actuarial loss (gain)	1,132	4,729	(41)	28
Loss (gain) on curtailment	—	—	—	(385)
Benefits paid	(879)	(2,547)	(27)	(169)
Foreign currency exchange rate changes	—	5,832	—	—

Benefit obligation, end of year	$23,754	$77,623	$3,076	$3,042

Change in plan assets
Fair value of plan assets, beginning of year	$12,316	$11,494	$—	$—
Assets acquired with acquisitions	—	14,755	—	—
Actual return on plan assets	(1,279)	1,404	—	—
Employer contributions	1,414	4,399	27	169
Employee contributions	—	41	—	—
Benefits paid	(879)	(1,650)	(27)	(169)
Plan expenses paid	(78)	(77)	—	—
Foreign currency exchange rate changes	—	1,739	—	—

Fair value of plan assets, end of year	$11,494	$32,105	$—	$—

Funded status	$(12,260)	$(45,518)	$(3,076)	$(3,042)
Unrecognized net transition obligation	168	121	309	246
Unrecognized prior service cost	3,278	2,281	—	—
Unrecognized net actuarial loss (gain)	6,985	12,526	(161)	(133)
Adjustment for minimum liability	(10,435)	(14,942)	—	—

Accrued benefit cost	$(12,264)	$(45,532)	$(2,928)	$(2,929)

Weighted-average assumptions:
Discount rate	7.0%	5.0%-6.0%	7.25%	6.0%
Expected return on plan assets	8.5%	4.0%-8.5%	N.A.	N.A.

	Pension Benefits			Other Benefits
	2001	2002	2003	2001	2002	2003
Components of net periodic benefit cost
Service cost	$616	$693	$1,537	$343	$299	$285
Interest cost	1,415	1,512	3,599	213	188	207
Actual return on assets	1,252	1,279	(1,404)	—	—	—
Amortization of prior service cost	311	315	374	—	—	—
Loss/(gain) on curtailments	—	—	628	—	—	(354)
Recognized net actuarial (gain) loss	(2,368)	(2,433)	(375)	61	32	32

Net periodic benefit cost	$1,226	$1,366	$4,359	$617	$519	$170

        Pension plan assets and obligations are measured at June 30 each year. The contributions to the pension plans between July 1 and September 30 were $2,814 and $— in 2002 and 2003, respectively.

        The Company has recorded an additional minimum pension liability of $10,435 and $14,942 at September 30, 2002 and 2003, respectively, to recognize the under funded position of its benefit plans. An intangible asset of $3,446 and $2,405 at September 30, 2002 and 2003, respectively, equal to the unrecognized prior service cost of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost of $6,989 and $7,679 at September 30, 2002 and 2003, respectively, has been recorded as a component of accumulated other comprehensive income, net of tax.

        The Company sponsors a supplemental executive retirement plan for eligible employees. Currently, only our executive management participate in the plan. Each October 1, we credit the account of each participant by an amount equal to 15% of the participant's salary. In addition, each quarter we credit each account by an amount equal to 2% of the participant's account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of the Company. As of September 30, 2002 and 2003, the Company had recorded an obligation of $929 and $1,812, respectively, related to the plan. Participants will fully vest on September 30, 2005.

        The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants' compensation based on age, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for 2001, 2002 and 2003 were $2,147, $1,804 and $1,729 respectively.

        For measurement purposes, annual rates of increase of 8.0% in the per capita costs of covered health care benefits were assumed for 2001, with annual increases of 10.0% assumed for 2002 and 2003, gradually decreasing to 5.5% for 2001 and 5.25% for 2002 and 2003. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2003 by $176 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2003 by $45. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2003 by $161 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2003, by $40.

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

        The Company, prior to the acquisition of Remington, manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, and other specialty batteries and lighting products throughout the world. These product lines are sold in all geographic areas. Latin America net sales have historically been derived primarily from zinc carbon and alkaline batteries. With the acquisition of Remington, the Company also sells personal care products.

        Net sales and cost of sales to other segments have been eliminated. The gross contribution of inter segment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the geographic area in which the product is sold.

        The reportable segment profits do not include interest expense, interest income, and income tax expense. Also not included in the reportable segments are corporate expenses including corporate purchasing expense, general and administrative expense, certain research and development expense, and restructuring charges. All depreciation and amortization included in income from operations is related to reportable segments or corporate. Costs are identified to reportable segments or corporate, according to the function of each cost center.

        The reportable segment assets do not include cash, deferred tax benefits, investments, long-term intercompany receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

Net sales from external customers

	2001	2002	2003
Europe/ROW	$48,719	$52,459	$421,143
North America	448,788	435,600	375,957
Latin America	118,665	84,677	125,022

Total segments	$616,172	$572,736	$922,122

Inter segment net sales

	2001	2002	2003
Europe/ROW	$2,593	$2,504	$29,571
North America	30,634	34,069	32,298
Latin America	9,518	5,556	54

Total segments	$42,745	$42,129	$61,923

Depreciation and amortization

	2001	2002	2003
Europe/ROW	$1,573	$715	$13,531
North America	14,174	15,407	15,464
Latin America	5,393	2,879	2,576

Total segments	$21,140	$19,001	$31,571

Segment profit

	2001	2002	2003
Europe/ROW	$4,061	$5,087	$49,727
North America	80,774	85,490	64,829
Latin America	16,913	5,330	17,673

Total segments	101,748	95,907	132,229
Corporate expenses	25,072	31,676	40,035
Restructuring and related charges	22,307	1,210	32,552
Interest expense	27,189	16,048	37,182
Non-operating expense	8,587	—	3,072
Other expense (income), net	1,094	1,290	(3,647)

Income before income taxes	$17,499	$45,683	$23,035

Segment assets

	September 30,
	2001	2002	2003
Europe/ROW	$30,010	$31,356	$537,400
North America	289,215	256,446	625,463
Latin America	205,918	191,002	203,909

Total segments	525,143	478,804	1,366,772
Corporate	41,356	54,429	209,720

Total assets at year end	$566,499	$533,233	$1,576,492

Expenditures for segment assets

	2001	2002	2003
Europe/ROW	$411	$969	$9,494
North America	17,521	13,158	14,607
Latin America	1,761	1,514	2,024

Total segments	$19,693	$15,641	$26,125

Product line net sales

	2001	2002	2003
Alkaline	$302,900	$295,700	$454,900
Zinc carbon	139,100	96,500	152,500
Rechargeables	29,800	31,800	69,700
Hearing aid batteries	65,300	67,600	80,600
Specialty batteries	17,800	15,300	74,600
Lighting products	61,300	65,800	89,800

Total revenues from external customers	$616,200	$572,700	$922,100

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

        The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,500, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

        The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes shareholder lawsuits, patent infringement claims by the Gillette Company and its subsidiary Braun Gmbh, and a lawsuit alleging misleading advertising, filed by Norelco Consumer Products Company against the Company's subsidiary, Remington Products Company, L.L.C. In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

        The suit filed against the Company by Eveready Battery Company was settled in December 2002, and the impact of such settlement is included in results of operations for the year ended September 30, 2003. The net settlement, of $1.5 million, did not materially impact the financial condition, results of operations, or cash flow of the Company.

(14) Related Party Transactions

        The Company and Thomas H. Lee Company (THL Co.) were parties to a Management Agreement pursuant to which the Company engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. The agreement was renewed for another year through 2002. The agreement was not renewed upon expiration in September 2002. The Company paid THL Co. aggregate fees and expenses of $473 and $364 for 2001 and 2002, respectively.

        The Company has notes receivable from officers/shareholders in the amount of $4,205 and $3,605 at September 30, 2002 and 2003, respectively, payable in fiscal 2005, which bear interest at 3.5%. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders' equity.

(15) Restructuring and Related Charges

        The Company reports restructuring charges relating to manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented.

        The Company reports restructuring charges relating to administrative functions in operating expenses, such as, initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional area described above, and other costs directly related to the initiatives implemented.

        During 2001, the Company recorded restructuring and related charges related to: (i) an organizational restructuring in the U.S., (ii) manufacturing and distribution cost rationalization initiatives in the Company's Tegucigalpa, Honduras and Mexico City, Mexico manufacturing facilities and in our European operations, (iii) the closure of the Company's Wonewoc, Wisconsin, manufacturing facility, (iv) the rationalization of uneconomic manufacturing processes at the Company's Fennimore, Wisconsin, manufacturing facility, and rationalization of packaging operations and product lines, and (v) costs associated with our June 2001 secondary offering. The amount recorded includes $9,100 of employee termination benefits for approximately 570 employees, $9,900 of equipment, inventory, and other asset write-offs, and $1,700 of other expenses, net of changes in estimates in 2002 and 2003. In 2003, the Company revised its estimate, reducing restructuring and related costs, in cost of goods sold, by approximately $300 for the anticipated costs to close its Wonewoc, Wisconsin facility. A summary of the 2001 restructuring activities follows:

2001 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$5,000	$11,000	$16,000
Change in estimate	4,400	100	4,500
Expense as incurred	700	1,100	1,800
Cash expenditures	(5,800)	(1,300)	(7,100)
Non cash charges	—	(9,300)	(9,300)

Balance September 30, 2001	$4,300	$1,600	$5,900
Change in estimate.	(1,000)	(300)	(1,300)
Cash expenditures	(3,100)	—	(3,100)
Non cash charges	—	(700)	(700)

Balance September 30, 2002	200	600	800
Change in estimate	—	(300)	(300)
Cash expenditures	(200)	(100)	(300)

Balance September 30, 2003	$—	$200	$200

        During 2002, the Company recorded restructuring and related charges related to: (i) the closure of the Company's Santo Domingo, Dominican Republic plant and transfer of production to the Company's Guatemala City, Guatemala manufacturing facility, and (ii) outsourcing a portion of the Company's zinc carbon battery production previously manufactured at our Mexico City, Mexico manufacturing facility. The amount recorded includes approximately $1,200 of employee termination benefits for approximately 115 manufacturing employees, $900 of charges from the abandonment of equipment and inventory, net of a change in estimate of $400, associated with the closing of the manufacturing facility, and $300 of other expenses. The change in estimate reflected our ability to utilize more inventory and manufacturing equipment at our Guatemala City, Guatemala manufacturing location than we originally anticipated. All activities associated with the 2002 restructuring activities have been completed. A summary of the 2002 restructuring activities follows:

2002 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$1,200	$1,400	$2,600
Change in estimate	—	(400)	(400)
Expense as incurred	—	200	200
Cash expenditures	(1,100)	(200)	(1,300)
Non cash charges	—	(1,000)	(1,000)

Balance September 30, 2002	100	—	100
Cash expenditures	(100)	—	(100)

Balance September 30, 2003	$—	$—	$—

        During 2003, the Company recorded restructuring and related charges including: (i) approximately $13,000 of employee termination benefits for approximately 650 notified employees and non cash costs of approximately $700 associated with the write-off of pension intangible assets reflecting the curtailment of the Company's Madison, Wisconsin packaging facility pension plan, (ii) approximately $12,800 of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of the Mexico City, Mexico plant and inventory and fixed asset impairments related to the closure of the Company's Wisconsin packaging and distribution locations, (iii) approximately $6,400 of other expenses which include, distributor termination costs of approximately $900, research and development contract termination costs of approximately $500, and other legal and facility shutdown expenses of approximately $5,000.

        During 2003, restructuring and related charges include amounts related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses of approximately $500, (ii) the closure of operations at the Company's Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center and combination of the two operations into a new leased complex currently being built in Dixon, Illinois resulting in charges of approximately $13,800, including termination costs of approximately $2,700 and non cash costs of approximately $700 associated with the write-off of pension intangible assets reflecting the curtailment of the Company's Madison, Wisconsin packaging facility pension plan, fixed asset and inventory impairments of approximately $7,200, and relocation expenses and other shutdown related expenses of approximately $3,200, and (iii) a series of restructuring initiatives impacting the Company's sales, marketing, operations and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $12,900, including termination benefits of approximately $8,900, inventory and asset impairments of approximately $1,300, distributor termination costs of approximately $900, research and development contract termination costs of approximately $500, and other costs primarily reflecting legal and other expenses of approximately $1,300.

        During 2003, restructuring and related charges included in cost of goods sold of approximately $21,400 include amounts related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses of approximately $500, (ii) the closure of operations at the Company's Madison, Wisconsin packaging facility and combination with the Company's Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $12,400, including termination costs of approximately $2,400 and non cash pension curtailment costs of approximately $700, fixed asset and inventory impairments of approximately $6,900, and relocation expenses and other shutdown related expenses of approximately $2,400, and (iii) a series of restructuring initiatives impacting the Company's manufacturing functions in Europe, North America, and Latin America resulting in charges of approximately $2,800, including termination benefits of approximately $1,800 and inventory and asset impairments of approximately $1,000.

        During 2003, restructuring and related charges included in operating expenses of approximately $11,500 include amounts related to: (i) the closure of operations at the Company's Middleton, Wisconsin distribution center and combination with our Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $1,400, including termination costs of approximately $300, fixed asset impairments of approximately $300, and relocation expenses and other shutdown related expenses of approximately $800, and (ii) a series of restructuring initiatives impacting the Company's sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $10,100, including termination costs of approximately $7,100, distributor termination costs of approximately $900, research and development contract termination costs of approximately $500, fixed asset impairments of $300, and legal and other expenses of approximately $1,300.

        The move to the new combined distribution and packaging facility was completed in the third quarter of 2003 and the closure of the Madison, Wisconsin and Middleton, Wisconsin facilities occurred in the fourth quarter of 2003. The sales, marketing, operations and administrative restructuring initiatives were completed during the fourth quarter of 2003.

        All activities associated with the 2003 restructuring activities have been completed, and the remaining cash payments and the disposition of impaired assets are expected to be substantially complete by September 30, 2004.

        The Company has reflected the carrying value of its Mexico City, Mexico manufacturing plant and the Company's Madison, Wisconsin packaging facility as assets held for sale. The carrying value of assets held for sale relating to restructuring initiatives is $8,680 and is included in Prepaid expenses and other in the Company's Consolidated Balance Sheet at September 30, 2003.

2003 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$9,800	$15,600	$25,400
Expense as incurred	3,200	4,300	7,500
Cash expenditures	(9,800)	(4,500)	(14,300)
Non cash charges	—	(9,400)	(9,400)

Balance September 30, 2003	$3,200	$6,000	$9,200

(16) Acquisitions and Divestitures

        In 2002, the Company entered into agreements with a Hong Kong company for the cordless product line and licensing agreements on other product lines not currently sold by the Company. The Company received promissory notes in the amount of $800 payable over terms of up to five years. The Company will receive variable royalties on sales of product lines licensed. As a result of these transactions, the Company recognized a pretax gain of $701.

        On October 1, 2002, the Company acquired substantially all of the consumer battery business of VARTA AG. The acquisition consisted of the purchase of all of VARTA AG's consumer battery subsidiaries and business outside of Germany, excluding Brazil, and a controlling ownership and management interest in a new joint venture entity that will operate the VARTA AG consumer battery business in Germany. The residual interest in the joint venture is held by VARTA AG. With the acquisition of VARTA, the Company became a truly global battery manufacturer and marketer and acquired additional low-cost manufacturing capacity and battery technology. As a result of the acquisition of the VARTA AG consumer battery business, the Company is now selling in more than 100 countries and is one of the largest consumer battery companies in the world.

        The results of VARTA's operations, since the acquisition on October 1, 2002, are included in the Company's Statement of Operations for the year ended September 30, 2003.

        The aggregate cash purchase price was approximately $275,300, which includes approximately $7,600 of acquisition related expenditures. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

As of October 1, 2002
(in 000's)
Current assets	$168,000
Property, plant, and equipment	52,400
Intangible assets	140,200
Goodwill	75,100
Other assets	2,700

Total assets acquired	$438,400

Current liabilities	$90,700
Long-term liabilities	72,400

Total liabilities assumed	$163,100

Net assets acquired	$275,300

        Of the approximately $140,200 of acquired intangible assets, approximately $128,600 was assigned to registered trademarks which are not subject to amortization. The remaining acquired intangible assets of approximately $11,600 have a weighted-average useful life of approximately 18 years. The intangibles comprising the $11,600 of amortizable intangible assets include a manufacturing technology asset of approximately $9,900 (nineteen-year weighted-average useful life) and a customer list intangible asset of approximately $1,700 (ten-year average useful life). The goodwill of approximately $75,100 was assigned to the North America, Latin America, and Europe/ROW segments in the amounts of approximately $1,400, $11,200, and $62,500, respectively. Of the approximately $75,100 of goodwill, none is expected to be deductible for tax purposes.

        On September 30, 2003, the Company acquired all of the equity interests of Remington Products Company, L.L.C. Remington is a leading consumer products company focusing on the development and marketing of personal care products. Remington designs and distributes electric shavers and accessories, grooming products, hair care appliances and other small electrical consumer products.

        The Company's results of operations for the year ended September 30, 2003 do not include the impacts of the Remington transaction, as the transaction took place after the close of business on September 30, 2003.

        The cash purchase price was approximately $174,000, which includes approximately $9,000 of acquisition related expenditures, and the Company assumed Remington's debt of approximately $180,400. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition. The Company is in the process of obtaining third-party valuations of certain tangible and intangible assets; thus the allocation of the purchase price is subject to change.

As of September 30, 2003
(in 000's)
Current assets	$167,000
Property, plant, and equipment	6,700
Intangible assets	—
Goodwill	283,000
Other assets	8,100

Total assets acquired	$464,800

Current liabilities	$105,900
Long-term liabilities	184,900

Total liabilities assumed	$290,800

Net assets acquired	$174,000

        The goodwill of approximately $283,000 was assigned to the North America segment and will be subject to change, pending the completion of the third-party valuations of certain tangible and intangible assets. Of the approximately $283,000 of goodwill, a portion is expected to be deductible for tax purposes. The amount deductible is not available at the time of these filings and will be available upon the completion of the third-party valuations.

        Supplemental Pro Forma information (unaudited):    The following reflects the Company's unaudited pro forma results had the results of the VARTA and Remington acquisitions been included in our results of operations in 2002 and 2003. The VARTA pro forma adjustments reflect the results of operations and related pro forma adjustments for the year ended September 30, 2002 and the Remington pro forma adjustments for 2002 reflect the results of operations and related pro forma adjustments for the year ending December 31, 2002 and for 2003 reflect the results of operation and related pro forma adjustments for the year ending June 30, 2003.

	2002	2003
Net sales
Reported net sales	$572,736	$922,122
VARTA pro forma adjustments	370,506	—
Remington pro forma adjustments	365,061	360,259

Pro forma net sales	$1,308,303	$1,282,381

Net income
Reported net income	$29,237	$15,482
VARTA pro forma adjustments	(2,657)	—
Remington pro forma adjustments	5,688	8,613

Pro forma net income	$32,268	$24,095

Basic Earnings Per Share
Reported net income	$0.92	$0.49
VARTA pro forma adjustments	(0.08)	—
Remington pro forma adjustments	0.18	0.27

Pro forma net income	$1.02	$0.76

Diluted Earnings Per Share
Reported net income	$0.90	$0.48
VARTA pro forma adjustments	(0.08)	—
Remington pro forma adjustments	0.18	0.26

Pro forma net income	$1.00	$0.74

(17) Quarterly Results (unaudited)

	Quarter Ended
	December 29, 2002	March 30, 2003	June 29, 2003	September 30, 2003
Net sales	$260,222	$202,267	$207,673	$251,960
Gross profit	93,554	79,625	79,747	98,617
Net (loss) income	(585)	282	2,869	12,916
Basic net (loss) income per common share	(0.02)	0.01	0.09	0.40
Diluted net (loss) income per common share	(0.02)	0.01	0.09	0.39
	Quarter Ended
	December 30, 2001	March 31, 2002	June 30, 2002	September 30, 2002
Net sales	$161,883	$121,153	$135,412	$154,288
Gross profit	62,732	49,934	54,401	70,312
Net income	402	5,380	10,314	13,141
Basic net income per common share	0.01	0.17	0.32	0.41
Diluted net income per common share	0.01	0.17	0.32	0.41

(18) Condensed Consolidating Financial Statements

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

        Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, including ROV Holding, Inc. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc.

Condensed Consolidating Balance Sheet
September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$80,016	$6,039	$21,719	$—	$107,774
Receivables:
Trade accounts receivables, net of allowance for doubtful accounts	65,870	24,714	164,621	—	255,205
Other	91,302	130,583	50,097	(256,606)	15,376
Inventories	54,490	50,590	119,405	(5,231)	219,254
Deferred income taxes	8,197	9,986	6,654	2,175	27,012
Prepaid expenses and other	20,367	8,435	21,903	—	50,705

Total current assets	320,242	230,347	384,399	(259,662)	675,326

Property, plant and equipment, net	72,586	5,341	72,485	—	150,412
Deferred charges and other	72,639	1,092	212,631	(246,202)	40,160
Goodwill	19,115	271,950	107,315	—	398,380
Intangible assets, net	87,902	—	165,353	(188)	253,067
Deferred income taxes	22,041	4,556	15,071	(10,632)	31,036
Debt issuance costs	28,111	—	—	—	28,111
Investments in subsidiaries	660,730	434,984	—	(1,095,714)	—

Total assets	$1,283,366	$948,270	$957,254	$(1,612,398)	$1,576,492

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$45,209	$56,095	$9,780	$(38,232)	$72,852
Accounts payable	89,407	180,484	124,928	(222,187)	172,632
Accrued liabilities:
Wages and benefits	9,171	5,190	22,219	—	36,580
Income taxes payable	2,992	22	17,555	—	20,569
Restructuring charges	4,080	—	1,670	—	5,750
Accrued interest	3,309	2,270	(685)	—	4,894
Other	7,471	31,432	44,834	—	83,737
Deferred income taxes	—	—	8,511	—	8,511

Total current liabilities	161,639	275,493	228,812	(260,419)	405,525

Long-term debt, net of current maturities	848,811	44	263,990	(242,305)	870,540
Employee benefit obligations, net of current portion	28,832	691	33,521	—	63,044
Deferred income taxes	14,413	10,631	8,282	(10,632)	22,694
Other	7,953	681	4,053	—	12,687

Total liabilities	1,061,648	287,540	538,658	(513,356)	1,374,490

Shareholders' equity:
Common stock	619	1	12,716	(12,716)	620
Additional paid-in capital	185,442	492,450	348,353	(840,684)	185,561
Retained earnings	161,163	165,735	68,017	(230,212)	164,703
Accumulated other comprehensive income (loss)	10,919	2,544	(10,490)	(15,430)	(12,457)
Notes receivable from officers/shareholders	(3,605)	—	—	—	(3,605)

	354,538	660,730	418,596	(1,099,042)	334,822
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(2,750)	—	—	—	(2,750)

Total shareholders' equity	221,718	660,730	418,596	(1,099,042)	202,002

Total liabilities and shareholders' equity	$1,283,366	$948,270	$957,254	$(1,612,398)	$1,576,492

Condensed Consolidating Statement of Operations
Year Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$364,348	$41,562	$592,366	$(76,154)	$922,122
Cost of goods sold	209,121	40,314	373,495	(73,416)	549,514
Restructuring and related charges	12,497	—	8,568	—	21,065

Gross profit	142,730	1,248	210,303	(2,738)	351,543
Operating expenses:
Selling	70,205	818	114,506	(354)	185,175
General and administrative	51,077	(10,550)	40,348	—	80,875
Research and development	12,096	—	2,268	—	14,364
Restructuring and related charges	7,693	—	3,794	—	11,487

	141,071	(9,732)	160,916	(354)	291,901

Income from operations	1,659	10,980	49,387	(2,384)	59,642
Interest expense	34,780	—	15,284	(12,882)	37,182
Equity income	(57,423)	(61,090)	—	118,513	—
Non-operating expense	3,072	—	—	—	3,072
Other expense (income), net	28,236	(1,244)	(43,771)	13,132	(3,647)

(Loss) income before income taxes	(7,006)	73,314	77,874	(121,147)	23,035
Income tax (benefit) expense	(22,236)	15,891	16,784	(2,886)	7,553

Net income	$15,230	$57,423	$61,090	$(118,261)	$15,482

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$14,227	$-	$60,527	$1,453	$76,207
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,598)	—	(11,527)	—	(26,125)
Proceeds from sale of property, plant, and equipment	—	—	132	—	132
Payments for acquisitions, net of cash acquired	(444,231)	(237,853)	(239,945)	501,626	(420,403)

Net cash (used) provided by investing activities	(458,829)	(237,853)	(251,340)	501,626	(446,396)

Cash flows from financing activities:
Reduction of debt	(431,592)	—	(2,240)	—	(433,832)
Proceeds from debt financing	1,059,821	—	2,759	—	1,062,580
Extinguishment of debt	—	(126,573)	—	—	(126,573)
Debt issuance costs	(29,933)	—	—	—	(29,933)
Payments of capital lease obligations	(287)	—	(880)	—	(1,167)
(Advances related to) proceeds from intercompany transactions	(107,525)	370,419	238,732	(501,626)	—
Payments from officers/shareholders	600	—	—	—	600
Proceeds from exercise of stock options	176	—	—	—	176

Net cash provided (used) by financing activities	491,260	243,846	238,371	(501,626)	471,851

Effect of exchange rate changes on cash and cash equivalents	29,840	—	(32,156)	(1,453)	(3,769)

Net increase in cash and cash equivalents	76,498	5,993	15,402	—	97,893
Cash and cash equivalents, beginning of period	3,518	46	6,317	—	9,881

Cash and cash equivalents, end of period	$80,016	$6,039	$21,719	$—	$107,774

(18) Condensed Consolidating Financial Statements

Condensed Consolidating Balance Sheet
September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,518	$46	$6,317	$—	$9,881
Receivables:
Trade accounts receivables, net of allowance for doubtful accounts	27,246	51,117	50,564	—	128,927
Other	17,418	10,762	7,107	(27,604)	7,683
Inventories	58,619	—	28,142	(2,486)	84,275
Deferred income taxes	5,607	—	2,979	—	8,586
Prepaid expenses and other	14,452	—	5,518	—	19,970

Total current assets	126,860	61,925	100,627	(30,090)	259,322

Property, plant and equipment, net	75,838	—	26,748	—	102,586
Deferred charges and other	65,413	1	1,224	(30,288)	36,350
Goodwill	1,035	—	29,532	—	30,567
Intangible assets, net	89,046	—	—	(188)	88,858
Deferred income taxes	6,079	1,598	4,666	—	12,343
Debt issuance costs	3,207	—	—	—	3,207
Investments in subsidiaries	149,329	86,673	—	(236,002)	—

Total assets	$516,807	$150,197	$162,797	$(296,568)	$533,233

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$16,985	$—	$3,854	$(7,439)	$13,400
Accounts payable	68,188	—	27,688	(19,721)	76,155
Accrued liabilities:
Wages and benefits	7,182	—	1,728	—	8,910
Income taxes payable	4,696	860	1,587	—	7,143
Accrued interest	1,657	—	7	—	1,664
Restructuring charges	1,639	—	62	—	1,701
Other	7,331	3	2,477	—	9,811

Total current liabilities	107,678	863	37,403	(27,160)	118,784

Long-term debt, net of current maturities	188,461	—	30,298	(30,288)	188,471
Employee benefit obligations, net of current portion	23,603	—	406	—	24,009
Deferred income taxes	13,549	5	7,403	—	20,957
Other	5,354	—	865	—	6,219

Total liabilities	338,645	868	76,375	(57,448)	358,440

Shareholders' equity:
Common stock	615	1	12,072	(12,072)	616
Additional paid-in capital	180,704	62,788	54,157	(116,826)	180,823
Retained earnings	152,745	95,099	28,449	(127,072)	149,221
Accumulated other comprehensive loss	(19,894)	(8,559)	(8,256)	16,850	(19,859)
Notes receivable from officers/shareholders	(4,205)	—	—	—	(4,205)

	309,965	149,329	86,422	(239,120)	306,596
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(1,733)	—	—	—	(1,733)

Total shareholders' equity	178,162	149,329	86,422	(239,120)	174,793

Total liabilities and shareholders' equity	$516,807	$150,197	$162,797	$(296,568)	$533,233

Condensed Consolidating Statement of Operations
Year Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$424,199	$42,132	$160,926	$(54,521)	$572,736
Cost of goods sold	237,431	40,869	108,742	(52,895)	334,147
Restructuring and related charges	(1,063)	—	2,273	—	1,210

Gross profit	187,831	1,263	49,911	(1,626)	237,379
Operating expenses:
Selling	71,389	818	32,557	(390)	104,374
General and administrative	53,543	(11,328)	14,685	—	56,900
Research and development	13,084	—	—	—	13,084

	138,016	(10,510)	47,242	(390)	174,358

Income from operations	49,815	11,773	2,669	(1,236)	63,021
Interest expense	15,390	—	2,216	(1,558)	16,048
Equity (income) loss	(10,697)	2,389	—	8,308	—
Other (income) expense, net	(2,180)	(469)	2,131	1,808	1,290

Income (loss) before income taxes	47,302	9,853	(1,678)	(9,794)	45,683
Income tax expense (benefit)	16,579	(844)	711	—	16,446

Net income (loss)	$30,723	$10,697	$(2,389)	$(9,794)	$29,237

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$65,250	$—	$6,615	$(5,039)	$66,826
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,154)	—	(2,487)	—	(15,641)
Proceeds from sale of property, plant, and equipment	42	—	126	—	168

Net cash used by investing activities	(13,112)	—	(2,361)	—	(15,473)

Cash flows from financing activities:
Reduction of debt	(219,343)	—	(5,088)	—	(224,431)
Proceeds from debt financing	169,100	—	—	—	169,100
Issuance of stock and exercise of stock options	134	—	—	—	134
Other	(1,360)	—	(408)	251	(1,517)

Net cash used by financing activities	(51,469)	—	(5,496)	251	(56,714)

Effect of exchange rate changes on cash and cash equivalents	—	—	(904)	4,788	3,884

Net increase (decrease) in cash and cash equivalents	669	—	(2,146)	—	(1,477)
Cash and cash equivalents, beginning of period	2,849	46	8,463	—	11,358

Cash and cash equivalents, end of period	$3,518	$46	$6,317	$—	$9,881

Condensed Consolidating Statement of Operations
Year Ended September 30, 2001

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$431,602	$45,223	$194,157	$(54,810)	$616,172
Cost of goods sold	249,496	43,866	121,902	(54,091)	361,173
Restructuring and related charges	17,399	—	4,704	—	22,103

Gross profit	164,707	1,357	67,551	(719)	232,896
Operating expenses:
Selling	82,340	681	36,585	—	119,606
General and administrative	43,384	(11,640)	14,782	—	46,526
Research and development	12,191	—	—	—	12,191
Restructuring and related charges	204	—	—	—	204

	138,119	(10,959)	51,367	—	178,527

Income from operations	26,588	12,316	16,184	(719)	54,369
Interest expense	25,860	—	3,033	(1,704)	27,189
Non operating expense	8,587	—	—	—	8,587
Equity (income)	(20,008)	(6,640)	—	26,648	—
Other (income) expense, net	(1,491)	(584)	1,465	1,704	1,094

Income before income taxes	13,640	19,540	11,686	(27,367)	17,499
Income tax expense (benefit)	1,387	(468)	5,046	—	5,965

Net income	$12,253	$20,008	$6,640	$(27,367)	$11,534

Condensed Consolidating Statement of Cash Flows
Year Ended September 30, 2001

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$12,293	$2	$5,752	$—	$18,047
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,475)	—	(2,218)	—	(19,693)
Purchases of investments	(500)	—	(297)	—	(797)
Proceeds from sale of investments	—	—	1,354	—	1,354
Proceeds from sale of property, plant, and equipment	78	—	785	—	863

Net cash used by investing activities	(17,897)	—	(376)	—	(18,273)

Cash flows from financing activities:
Reduction of debt	(412,815)	—	(3,884)	—	(416,699)
Extinguishment of debt	(69,652)	—	—	—	(69,652)
Proceeds from debt financing	421,914	—	—	—	421,914
Issuance of stock and exercise of stock options	67,506	—	—	—	67,506
Other	(1,191)	—	(209)	—	(1,400)

Net cash provided (used) by financing activities	5,762	—	(4,093)	—	1,669

Effect of exchange rate changes on cash and cash equivalents	—	—	158	—	158
Net increase in cash and cash equivalents	158	2	1,441	—	1,601

Cash and cash equivalents, beginning of period	2,691	44	7,022	—	9,757

Cash and cash equivalents, end of period	$2,849	$46	$8,463	$—	$11,358

Independent Auditors' Report

The Board of Directors and Shareholders
Rayovac Corporation:

        On November 7, 2003, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2002 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003, which are included in the 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP KPMG LLP

Chicago, Illinois
November 7, 2003

RAYOVAC CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2003, 2002 and 2001

(In thousands)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Related to Acquisitions Completed	Deductions	Balance at End of Period
September 30, 2003:
Allowance for doubtful accounts	$3,293	$3,494	$18,982	$2,858	$22,911
September 30, 2002:
Allowance for doubtful accounts	$2,139	$14,869	$—	$13,715	$3,293
September 30, 2001:
Allowance for doubtful accounts	$1,020	$5,149	$—	$4,030	$2,139

See accompanying Independent Auditors' Report

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYOVAC CORPORATION
/s/ DAVID A. JONES
David A. Jones Chairman of the Board and Chief Executive Officer

DATE: December 29, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ DAVID A. JONES David A. Jones	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ RANDALL J. STEWARD Randall J. Steward	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ KENT J. HUSSEY Kent J. Hussey	Chief Operating Officer and Director
/s/ WILLIAM P. CARMICHAEL William P. Carmichael	Director
/s/ NEIL P. DEFEO Neil P. DeFeo	Director
/s/ JOHN S. LUPO John S. Lupo	Director
/s/ PHILIP F. PELLEGRINO Philip F. Pellegrino	Director
/s/ THOMAS R. SHEPHERD Thomas R. Shepherd	Director
/s/ BARBARA S. THOMAS Barbara S. Thomas	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated August 21, 2003 by and among Rayovac Corporation, Remington Products Company, L.L.C., Vestar Equity Partners, L.P., Investors/RP, L.L.C. and RPI Corp. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated August 22, 2003) filed September 3, 2003.
Exhibit 2.2	Amendment No. 1 to Purchase Agreement dated August 21, 2003 by and among Rayovac Corporation, Remington Products Company, L.L.C., Vestar Equity Partners, L.P., Investors/RP, L.L.C. and RPI Corp. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.
Exhibit 2.3	Joint Venture Agreement, dated July 28, 2002, by and among Rayovac Corporation, VARTA AG and ROV German Limited GmbH, as amended (filed by incorporation by reference to the Current Report on Form 8-K, File No 001-13615, dated October 1, 2002) filed October 16, 2002.
Exhibit 3.1	Amended and Restated Articles of Incorporation of Rayovac Corporation (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, File No. 333-17895) filed December 23, 1997.
Exhibit 3.2	Amended and Restated By-laws of Rayovac Corporation, as amended through July 24, 2002 (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 4.1	Registration Rights Agreement, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C., Banc of America Securities LLC, Citigroup Global Markets Inc. and ABN AMRO Incorporated (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.
Exhibit 4.2	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.
Exhibit 4.3	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.
Exhibit 4.4	Form of Note (included in Exhibit 4.2) (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.
Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and David A. Jones (filed by incorporation by reference to Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended December 29, 2002, File No. 001-13615) filed May 2, 2003.

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kent J. Hussey (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 10.3	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 10.4	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Stephen P. Shanesy (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 10.5*	Employment Agreement, dated as of October 7, 2003, by and between the Company and Lester C. Lee.
Exhibit 10.6	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Luis A. Cancio (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 10.7	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Dr. Paul G. Cheeseman (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 10.8	Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 10.9	Registered Director's Agreement, effective as of October 1, 2002, by and between ROV German Holding GmbH and Remy Burel (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.
Exhibit 10.10	Building Lease between the Company and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987 (filed by incorporation by reference to the Registration Statement on form S-1, File No. 333-17895) filed December 13, 1996.
Exhibit 10.11	Amendment, dated December 31, 1998, between the Company and SPG Partners, to the Building Lease, between the Company and SPG Partners, dated May 14, 1985 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, File No. 001-13615) filed February 17, 1999.
Exhibit 10.12	Build-To-Suit Lease Agreement, dated as of May 2, 2002, by and among 200 Corporate Drive, L.L.C., as Landlord, the Company, as Tenant, and Higgins Development Partners, L.L.C., as Developer (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 10.13	Real Estate Lease, dated September 1, 2001, by and between VARTA Gerätebatterie GmbH, as Tenant, and Paula Grundstucksverwaltungsgesellschaft mbH and Co. Vermietungs-KG, as Landlord, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.14	Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.15	Addendum No. 2 to Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Geratebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.
Exhibit 10.16	Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 333-17895, dated October 1, 2002) filed October 16, 2002.
Exhibit 10.17	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.18	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Geratebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.
Exhibit 10.19	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, File No. 333-17895) filed August 13, 1997.
Exhibit 10.20	1997 Rayovac Incentive Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed September 8, 1997.
Exhibit 10.21	Rayovac Profit Sharing and Savings Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed September 8, 1997.
Exhibit 10.22	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.23	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.24	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, File No. 333-17895) filed May 5, 1998.
Exhibit 12.1	Statement of Computation of Ratio of Earnings to Fixed Charges (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.
Exhibit 21.1*	List of subsidiaries of Rayovac Corporation (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.
Exhibit 23.1*	Consent of KPMG LLP.
Exhibit 31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
RISK FACTORS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
Independent Auditors' Report
RAYOVAC CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets September 30, 2002 and 2003 (In thousands, except per share amounts)
RAYOVAC CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations Years ended September 30, 2001, 2002 and 2003 (In thousands, except per share amounts)
RAYOVAC CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows Years ended September 30, 2001, 2002 and 2003 (In thousands)
RAYOVAC CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts)
2002 Restructuring Summary
Condensed Consolidating Balance Sheet September 30, 2003
Condensed Consolidating Statement of Operations Year Ended September 30, 2003
Condensed Consolidating Statement of Cash Flows Year Ended September 30, 2003
Independent Auditors' Report
RAYOVAC CORPORATION AND SUBSIDIARIES SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS For the years ended September 30, 2003, 2002 and 2001 (In thousands)
Signatures
EXHIBIT INDEX