Form 10-Q
period 2003-12-28
RAYOVAC CORP
filed 2004-02-11
CIK 1028985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2003
OR
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

        The number of shares outstanding of the Registrant's common stock, $.01 par value, as of February 6, 2004, was 34,077,032.

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

RAYOVAC CORPORATION
Condensed Consolidated Balance Sheets
December 28, 2003 and September 30, 2003
(Unaudited)
(In thousands)

	December 28, 2003	September 30, 2003
-ASSETS-
Current assets:
Cash and cash equivalents	$25,637	$107,774
Receivables, less allowances of $36,363 and $22,911, respectively	356,464	270,581
Inventories	178,895	219,254
Prepaid expenses and other	74,296	77,717

Total current assets	635,292	675,326

Property, plant and equipment, net	148,727	150,609
Goodwill	406,940	398,380
Intangible assets, net	263,830	252,870
Deferred charges and other	66,858	71,196
Debt issuance costs	26,280	28,111

Total assets	$1,547,927	$1,576,492

-LIABILITIES AND SHAREHOLDERS' EQUITY-
Current liabilities:
Current maturities of long-term debt	$15,184	$72,852
Accounts payable	166,997	172,632
Accrued liabilities	210,181	160,041

Total current liabilities	392,362	405,525

Long-term debt, net of current maturities	814,093	870,540
Employee benefit obligations, net of current portion	64,545	63,044
Other	38,667	35,381

Total liabilities	1,309,667	1,374,490

Shareholders' equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 62,484 and 61,999 shares, respectively; outstanding 32,948 and 32,463 shares, respectively	625	620
Additional paid-in capital	192,374	185,561
Retained earnings	186,902	164,703
Accumulated other comprehensive loss	(955)	(12,457)
Notes receivable from officers/shareholders	(3,605)	(3,605)

	375,341	334,822
Less treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less unearned restricted stock compensation	(7,011)	(2,750)

Total shareholders' equity	238,260	202,002

Total liabilities and shareholders' equity	$1,547,927	$1,576,492

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Operations
For the three month periods ended December 28, 2003 and December 29, 2002
(Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS
	2004	2003
Net sales	$454,010	$260,222
Cost of goods sold	260,980	156,963
Restructuring and related charges	—	9,705

Gross profit	193,030	93,554
Selling	101,443	51,609
General and administrative	36,513	21,821
Research and development	4,302	3,896
Restructuring and related charges	1,100	5,685

Total operating expenses	143,358	83,011

Operating income	49,672	10,543
Interest expense	17,351	10,102
Non-operating expense	—	3,072
Other income, net	(1,262)	(1,687)

Income (loss) from continuing operations before income taxes	33,583	(944)
Income tax expense (benefit)	12,761	(359)

Income (loss) from continuing operations	20,822	(585)
Income from discontinued operations, net of tax of $530	1,377	—

Net income (loss)	$22,199	$(585)

Basic earnings per share:
Weighted average shares of common stock outstanding	32,168	31,801
Income (loss) from continuing operations	$0.65	$(0.02)
Income from discontinued operations	0.04	—

Net income (loss)	$0.69	$(0.02)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	33,260	31,801
Income (loss) from continuing operations	$0.63	$(0.02)
Income from discontinued operations	0.04	—

Net income (loss)	$0.67	$(0.02)

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Cash Flows
For the three month periods ended December 28, 2003 and December 29, 2002
(Unaudited)
(In thousands)

	THREE MONTHS
	2004	2003
Cash flows from operating activities:
Net income (loss)	$22,199	$(585)
Non-cash adjustments to net income:
Discontinued operations	(1,377)	—
Depreciation	8,313	8,286
Amortization	216	63
Amortization of debt issuance costs	1,005	460
Other non-cash adjustments	(350)	3,791
Net changes in assets and liabilities, net of acquisitions and discontinued operations	17,320	12,211

Net cash provided by continuing operating activities	47,326	24,226

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,955)	(3,052)
Proceeds from sale of property, plant and equipment	—	113
Payment for acquisitions, net of cash acquired	(2,577)	(245,130)

Net cash used by investing activities	(5,532)	(248,069)

Cash flows from financing activities:
Reduction of debt	(147,158)	(257,803)
Proceeds from debt financing	76,500	506,771
Extinguishment of debt	(57,012)	—
Debt issuance costs	—	(12,635)
Other	1,913	(606)

Net cash (used) provided by financing activities	(125,757)	235,727

Net cash provided by discontinued operations	924	—
Effect of exchange rate changes on cash and cash equivalents	902	1,154

Net (decrease) increase in cash and cash equivalents	(82,137)	13,038
Cash and cash equivalents, beginning of period	107,774	9,881

Cash and cash equivalents, end of period	$25,637	$22,919

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1    SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 28, 2003, and the results of operations and cash flows for the three month periods ended December 28, 2003 and December 29, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2003. Certain prior year amounts have been reclassified to conform with the current presentation.

        Significant Accounting Policies and Practices:    The consolidated financial statements include the financial statements of Rayovac Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 2003 and 2004 refer to the fiscal years ended September 30, 2003 and 2004.

        The Company's Condensed Consolidated Balance Sheet as of September 30, 2003 gives effect to the acquisition of Remington Product Company, L.L.C., "Remington", which occurred on September 30, 2003. The Company's Condensed Consolidated Statement of Operations for the three months ended December 29, 2002, includes only the results attributable to Rayovac and its subsidiaries prior to the Remington acquisition. Consequently, all Condensed Consolidated Statement of Operations footnote disclosures exclude the results of Remington for the three months ended December 29, 2002. See footnote 10, Acquisitions, for additional information on the Remington acquisition.

        Discontinued Operations:    The Company has reflected Remington's United States and United Kingdom Service Centers as discontinued operations. The Company will discontinue operations at these Service Centers during 2004 as part of our Remington integration initiatives. See footnote 8, Restructuring and Related Charges, and footnote 11, Subsequent Events, for additional discussion of Remington integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended December 28, 2003:

Net sales	$13,647
Income from discontinued operations before income taxes	1,907
Provision for income taxes	530

Income from discontinued operations, net of tax	$1,377

Depreciation expense associated with discontinued operations	$133

        Revenue Recognition:    The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is generally not obligated to allow for, and the Company's general policy is not to accept, product returns. The Company does recognize a reserve for potential returns, when appropriate, based on past experience and our latest contractual arrangements with certain customers.

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

        Shipping and Handling Costs:    The Company incurred shipping and handling costs of $18,288 and $12,996 for the three months ended December 28, 2003 and December 29, 2002, respectively, which are included in selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company's products for shipment at the Company's distribution facilities.

        Concentrations of Credit Risk:    Trade receivables potentially subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors its customers' credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. The Company has historically incurred minimal credit losses, but in 2002 experienced a significant loss resulting from the bankruptcy filing of a large retailer in the United States.

        The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of our sales volume. This major customer also represented approximately 19% and 13%, respectively, of our receivables as of December 28, 2003 and September 30, 2003.

        Following the acquisition of Remington, approximately 49% of the Company's sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

        Stock Based Compensation:    The Company has stock option and other stock-based compensation plans, which are fully described in the Company's financial statements and notes thereto as of September 30, 2003. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company's results of operations, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock at the grant date. Results of operations include compensation cost related to grants of restricted stock of $912 and $833 for the three months ended December 28, 2003 and December 29, 2002, respectively.

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

	Three Months
	2004	2003
Net income (loss), as reported	$22,199	$(585)
Add: Stock-based compensation expense included in reported net income, net of tax	556	508
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,515)	(1,855)

Pro forma net income (loss)	$21,240	$(1,932)

Basic earnings per share:
Net income (loss), as reported	$0.69	$(0.02)

Net income (loss), Pro forma	$0.66	$(0.06)

Diluted earnings per share:
Net income (loss), as reported	$0.67	$(0.02)

Net income (loss), Pro forma	$0.64	$(0.06)

        The effect of restricted stock and unexercised stock options of approximately 712 shares outstanding for the three-month period ended December 29, 2002 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

        Derivative Financial Instruments:    The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended December 28, 2003 and December 29, 2002, respectively, $1,220 and $1,078 of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At December 28, 2003, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.458% for a notional principal amount of $70,000 through July 2004, 3.974% for a notional principal amount of $70,000 from July 2004 through October 2005, 3.769% for a notional principal amount of $100,000 through August 2004 and 3.799% for a notional principal amount of $100,000 from August 2004 through November 2005. The derivative net loss on these contracts recorded in OCI at December 28, 2003 and December 29, 2002, respectively, was an after-tax loss of $3,615 and $4,814.

        The Company enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. dollars, Euros or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. During the three month periods ended December 28, 2003 and December 29, 2002, respectively, $0 and $11 of pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity. At December 28, 2003 and December 29, 2002, respectively, the Company had no such foreign exchange derivative contracts outstanding.

        The Company periodically enters into forward and swap foreign exchange contracts, to hedge the risk from inter-company loans. These obligations generally require the Company to exchange foreign currencies for U.S. dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the balance sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During the three month period ended December 28, 2003, $94 of pretax derivative gains from such hedges were recorded as an adjustment to earnings. At December 28, 2003, the Company had such forward and swap contracts outstanding with a contract value of $7,023. No such forward and swap foreign exchange contracts were outstanding at December 29, 2002.

        The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from, the carrying value of the purchased asset. During the three month periods ended December 28, 2003 and December 29, 2002, respectively, no such foreign exchange derivative activity occurred. At December 28, 2003 and December 29, 2002, respectively, the Company had no such foreign exchange derivative contracts outstanding.

        The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. During the three month periods ended December 28, 2003 and December 29, 2002, respectively, $232 of pretax derivative gains and $218 of pretax derivative losses were recorded as an adjustment to cost of sales for swap contracts settled at maturity. At December 28, 2003, the Company had a series of such swap contracts outstanding through October 2004 with a contract value of $7,351. The derivative net gain or loss on these contracts recorded in OCI at December 28, 2003 and December 29, 2002, respectively, was an after-tax gain of $1,071 and an after-tax loss of $217.

        Change in Accounting Policy:    In previous years, the Company deferred certain advertising costs incurred on an interim basis in accordance with APB 28. The Company chose the deferral method to match advertising expenses to the level of sales on an interim basis (i.e., more advertising expenses were recognized in quarters in which the level of sales was higher) as management believed that the benefits of the advertising expenditures extended beyond the interim period in which the expenditures were made. However, in the Company's annual financial statements, there was no deferral of advertising costs incurred and the Company recognized advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-7, Reporting on Advertising Costs. The acquisition of Remington on September 30, 2003, will result in an increased level of advertising expenditures required for Remington's personal care products, as well as expenses that are more seasonal in nature, as compared to the Company's legacy battery products. Therefore, beginning with the three months ended December 28, 2003, the Company began expensing all advertising costs in the period in which they are incurred for interim reporting purposes. This change has no impact on the reported results for prior years. Management believes the new policy of expensing all advertising expenses as incurred is preferable as it eliminates the uncertainty in estimating overall expected net sales and the benefit period of the advertising on an interim basis. In addition, the new accounting policy results in the recognition of advertising costs in the interim period in which they are actually incurred, and conforms the Company's interim accounting policy with that used to prepare the annual financial statements. The impacts on net income (loss) and earnings per share related to the change in accounting policy is as follows:

	Three Months
	2004	2003
Income (loss) before change in accounting policy	$25,423	$(585)
Less: Impact due to change in accounting policy, net of tax	(3,224)	—

Net income (loss), as reported	$22,199	$(585)

Basic earnings per share:
Income (loss) before change in accounting policy	$0.79	$(0.02)
Less: Impact due to change in accounting policy, net of tax	(0.10)	—

Net income (loss), as reported	$0.69	$(0.02)

Diluted earnings per share:
Income (loss) before change in accounting policy	$0.76	$(0.02)
Less: Impact due to change in accounting policy, net of tax	(0.09)	—

Net income (loss), as reported	$0.67	$(0.02)

        Had the prior year's advertising expense been recognized consistent with the policy used in the current fiscal year, the Company's net income (loss) and earnings per share would have reflected the pro forma amounts indicated below:

	Three Months
	2004	2003
Pro forma amounts assuming new accounting policy is applied retroactively:
Net income (loss)	$22,199	$(3,251)

Basic earnings (loss) per share	$0.69	$(0.10)

Diluted earnings (loss) per share	$0.67	$(0.10)

        The effect of restricted stock and unexercised stock options of approximately 712 shares outstanding for the three-month period ended December 29, 2002 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

2    INVENTORIES

        Inventories consist of the following:

	December 28, 2003	September 30, 2003
Raw material	$34,717	$60,732
Work-in-process	20,355	34,914
Finished goods	123,823	123,608

	$178,895	$219,254

3    ACQUIRED INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following:

	December 28, 2003			September 30, 2003
Amortized Intangible Assets:	Gross Carrying Amount	Accumulated Amortization	Net Intangible	Gross Carrying Amount	Accumulated Amortization	Net Intangible
Proprietary technology	$10,421	$514	$9,907	$10,421	$340	$10,081
Customer lists	1,781	252	1,529	1,781	210	1,571
Effect of translation			2,989			2,084

			$14,425			$13,736

Pension Intangibles
Under-funded pension	$2,405	$—	$2,405	$2,405	$—	$2,405

Unamortized Intangible Assets
Trade names balance as of beginning of the period	$218,642	$4,875	$213,767	$90,000	$4,875	$85,125
Trade name acquired during the period	—	—	—	128,642	—	128,642

Subtotal			213,767			213,767
Effect of translation			33,233			22,962

Trade names balance as of end of period			$247,000			$236,729

Goodwill	North America	Latin America	Europe/ROW	Total
Balance as of September 30, 2003, net	$285,418	$37,876	$75,086	$398,380
Goodwill recognized during the period	3,936	—	—	3,936
Effect of translation	—	64	4,560	4,624

Balance as of December 28, 2003, net	$289,354	$37,940	$79,646	$406,940

        During 2003, the Company completed the acquisition of substantially all of the consumer battery business of VARTA AG and the acquisition of Remington Products Company, L.L.C. The Company recognized intangible assets associated with the VARTA acquisition, including proprietary manufacturing technology, customer lists, and VARTA trade name intangibles. The Company also recognized goodwill with both the VARTA and Remington acquisitions. The purchase price allocation of the Remington acquisition is not yet finalized and future allocation of the Remington purchase price will impact the amount and segment allocation of goodwill and other intangible assets (see also footnote 10, Acquisitions, for additional discussion on the Remington acquisition). No allocation for the Remington trade name or other intangibles has been made in the Condensed Consolidated Balance Sheets as of September 30, 2003 and December 28, 2003, as valuations relating to Remington have not been completed.

        The proprietary technology assets are being amortized on a straight-line basis over 10 to 19 years and the customer list asset is being amortized on a straight-line basis over 10 years. The Company has deemed that its trade name intangible assets have indefinite lives because they are expected to generate cash flows indefinitely, the Company has no intention of selling the trade names and there are no legal, regulatory, or contractual provisions that may limit the useful lives of the trade names. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually.

        Pursuant to the requirements of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual impairment test of goodwill and its unamortized intangibles in the first quarter of 2004. The fair value of each of the Company's reporting units was determined using a discounted cash flow methodology and these impairment tests indicated the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment was recorded.

        The amortization expense for the three months ended December 28, 2003 and December 29, 2002 is as follows:

	Three Months
	2004	2003
Amortized intangible assets	$216	$63

        The annual amortization expense for the next five fiscal years is not currently estimated to change significantly (absent impacts of foreign currency movements) from the amounts included in our latest filing of our Annual Report on Form 10-K for the year ended September 30, 2003. The purchase price allocation for the Remington acquisition has not yet been finalized; consequently, changes in the purchase price allocation could impact estimates of future amortization expense.

4    OTHER COMPREHENSIVE INCOME

        Comprehensive income and the components of other comprehensive income for the three months ended December 28, 2003 and December 29, 2002 are as follows:

	Three Months
	2004	2003
Net income (loss)	$22,199	$(585)
Other comprehensive income:
Foreign currency translation	9,829	3,373
Net unrealized loss on available-for-sale securities	—	(110)
Reclassification adjustment for losses included in net income	—	250
Net unrealized gain (loss) on derivative instruments	1,673	(706)

Comprehensive income	$33,701	$2,222

        Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of shareholders' equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three months ended December 28, 2003 and December 29, 2002 were primarily attributable to the impact of translation of net assets of our European operations, primarily denominated in Euros and Pounds Sterling.

5    NET INCOME PER COMMON SHARE

        Net income per common share for the three months ended December 28, 2003 and December 29, 2002 is calculated based upon the following shares:

	Three Months
	2004	2003
Basic	32,168	31,801
Effect of restricted stock and assumed conversion of options	1,092	—

Diluted	33,260	31,801

        The effect of restricted stock and unexercised stock options of approximately 712 shares outstanding for the three-month period ended December 29, 2002 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

6    DEBT

        Outstanding debt consists of the following:

	December 28, 2003	September 30, 2003
Revolving credit facility	$500	$—
Euro term A loan facility	48,562	49,563
Euro term B loan facility	139,770	139,067
Term B loan facility	257,000	317,000
Series B Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	5,424
Series D Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	50,586
Senior Subordinated Notes, due September 30, 2013, with interest at 8 1/2% payable semi-annually	350,000	350,000
Capital lease and other notes and obligations	33,445	31,752

	829,277	943,392
Less current maturities	15,184	72,852

Long-term debt	$814,093	$870,540

        During the three months ended December 28, 2003, the Company redeemed the remaining $56,010 of Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington. The notes were redeemed with the cash remaining following our debt offering of $350,000 of 8.5% Senior Subordinated Notes issued in connection with the acquisition of Remington.

        In addition, during the three months ended December 28, 2003, the Company made payments of $60,000 on our Term B facility using a combination of cash remaining following our debt offering of our Senior Subordinated Notes and cash generated from our operating activities. The payments satisfied principal obligations which would have matured in 2004, 2005, 2006, 2007, 2008 and 2009, respectively, of $3,197, $579, $579, $579, $9,657, and $45,409.

        At December 28, 2003, we had committed credit facilities comprised of Senior Credit Facilities and Senior Subordinated Notes of approximately $965 million (using the December 28, 2003 exchange rate of the Dollar to the Euro of 1.24517 to 1), of which approximately $157 million remains available as of December 28, 2003.

        At December 28, 2003, we were in compliance with all covenants associated with our approximately $615 million Senior Credit Facility (using the December 28, 2003 exchange rate of the Dollar to the Euro of 1.24517 to 1) and our $350 million of Senior Subordinated Notes. In addition, we were required under our Senior Credit Facility, the Third Amended and Restated Credit Agreement as amended, to transform the Company's German subsidiary, VARTA Geratebatterie, from a Gmbh legal structure to a KgaA legal structure (the "Transformation") on or before March 31, 2004. The Company completed the Transformation during the three months ended December 28, 2003.

7    COMMITMENTS AND CONTINGENCIES

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

        The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of $5,434, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operation, liquidity, or cash flow of the Company.

        The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes shareholder lawsuits, trademark infringement litigation initiated by Koninklijke Philips Electrics N.V. in several European countries with regard to rotary shavers, patent infringement claims by the Gillette Company and its subsidiary Braun Gmbh, and a lawsuit alleging misleading advertising, filed by Norelco Consumer Products Company against the Company's subsidiary, Remington Products Company, L.L.C. In the opinion of management, it is either not likely that, or premature to determine, whether such contingent liabilities will have a material adverse effect on the financial condition, results of operation, liquidity or cash flow of the Company.

8    RESTRUCTURING AND RELATED CHARGES

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

        The Company reports restructuring charges relating to administrative functions in operating expenses, such as, initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented.

        During the three months ended December 29, 2002, restructuring and related charges included in cost of goods sold of approximately $9,700 include amounts related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,600, and other shutdown related expenses of approximately $200, (ii) the closure of operations at the Company's Madison, Wisconsin packaging facility and combination with the Company's Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $2,100, including non cash pension curtailment costs of approximately $700, fixed asset impairments of approximately $1,300, and relocation expenses and other shutdown related expenses of approximately $100, and (iii) a series of restructuring initiatives impacting the Company's manufacturing functions in Europe and North America resulting in charges of approximately $1,400, including termination benefits of approximately $500 and inventory and asset impairments of approximately $900.

        During the three months ended December 29, 2002, restructuring and related charges included in operating expenses of approximately $5,700 include amounts related to: (i) the closure of operations at the Company's Middleton, Wisconsin distribution center and combination with our Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $300, reflecting fixed asset impairments of approximately $300, and (ii) a series of restructuring initiatives impacting the Company's sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $5,400, including termination costs of approximately $4,500, research and development contract termination costs of approximately $300, fixed asset impairments of $300, and legal and other expenses of approximately $300.

        During the year ended September 30, 2003, the Company recorded restructuring and related charges including: (i) approximately $13,000 of employee termination benefits for approximately 650 notified employees and non cash costs of approximately $700 associated with the write-off of pension intangible assets reflecting the curtailment of the Company's Madison, Wisconsin packaging facility pension plan, (ii) approximately $12,800 of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of the Mexico City, Mexico plant and inventory and fixed asset impairments related to the closure of the Company's Wisconsin packaging and distribution locations, (iii) approximately $6,400 of other expenses which include, distributor termination costs of approximately $900, research and development contract termination costs of approximately $500, and other legal and facility shutdown expenses of approximately $5,000.

        During the year ended September 30, 2003, restructuring and related charges include amounts related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses of approximately $500, (ii) the closure of operations at the Company's Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center and combination of the two operations into a new leased complex currently being built in Dixon, Illinois resulting in charges of approximately $13,800, including termination costs of approximately $2,700 and non cash costs of approximately $700 associated with the write-off of pension intangible assets reflecting the curtailment of the Company's Madison, Wisconsin packaging facility pension plan, fixed asset and inventory impairments of approximately $7,200, and relocation expenses and other shutdown related expenses of approximately $3,200, and (iii) a series of restructuring initiatives impacting the Company's sales, marketing, operations and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $12,900, including termination benefits of approximately $8,900, inventory and asset impairments of approximately $1,300, distributor termination costs of approximately $900, research and development contract termination costs of approximately $500, and other costs primarily reflecting legal and other expenses of approximately $1,300.

        All activities associated with the 2003 restructuring activities have been completed, and the remaining cash payments and the disposition of impaired assets are expected to be substantially complete by September 30, 2004.

        The Company has reflected the carrying value of its Mexico City, Mexico manufacturing plant and the Company's Madison, Wisconsin packaging facility as assets held for sale. The carrying value of assets held for sale relating to restructuring initiatives is $8,680 and is included in Prepaid expenses and other in the Company's Condensed Consolidated Balance Sheet at December 28, 2003 and September 30, 2003.

2003 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$9,800	$15,600	$25,400
Expense as incurred	3,200	4,300	7,500
Cash expenditures	(9,800)	(4,500)	(14,300)
Non cash charges	—	(9,400)	(9,400)

Balance September 30, 2003	$3,200	$6,000	$9,200
Cash expenditures	(1,200)	(200)	(1,400)
Non cash charges	—	(3,200)	(3,200)

Balance December 28, 2003	$2,000	$2,600	$4,600

        During 2004, the Company recorded restructuring and related charges in operating expenses of approximately $1,100 relating to charges related to certain pre-acquisition executive compensation agreements with certain Remington employees. The Company expects the expenses accrued in the three months ended December 28, 2003 will be paid during the next fiscal quarter and expects a comparable charge will be recognized in the second fiscal quarter of 2004. See footnote 11, Subsequent Events, for further discussion of restructuring and related charges to be incurred and recognized in 2004.

2004 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$—	$1,100	$1,100

Balance December 28, 2003	$—	$1,100	$1,100

9    SEGMENT INFORMATION

        The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/Rest of World ("Europe/ROW") includes continental Europe, the United Kingdom, and all other countries in which the Company does business.

        The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, and other specialty batteries and lighting products throughout the world. The Company, with the acquisition of Remington, also designs and markets electric shavers and accessories, electric grooming products, and hair care appliances. All of these product lines are generally sold in North America and Europe/ROW. Latin America sales have historically been derived primarily from zinc carbon and alkaline batteries.

        Net sales and cost of sales to other segments have been eliminated. The gross contribution of inter segment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the geographic area in which the product is sold.

        The reportable segment profits do not include interest expense, interest income, foreign exchange gains or losses, and income tax expense. Also not included in the reportable segments are corporate expenses including corporate purchasing expense, general and administrative expense, research and development expense, and restructuring and related charges. All depreciation and amortization included in income from continuing operations is related to reportable segments or corporate. Costs are identified to reportable segments or corporate, according to the function of each cost center.

        The reportable segment assets do not include cash, deferred tax assets, investments, and current and long-term intercompany receivables. All capital expenditures relate to reportable segments. Variable allocations of assets are not made for segment reporting.

        Segment information for the three months ended December 28, 2003 and December 29, 2002 is as follows:

	Three Months
	2004	2003
Net sales from external customers
Europe/ROW	$186,966	$118,702
North America	230,818	107,076
Latin America	36,226	34,444

Total segments	$454,010	$260,222

	Three Months
	2004	2003
Inter segment net sales
Europe/ROW	$5,130	$2,916
North America	10,000	7,885
Latin America	91	—

Total segments	$15,221	$10,801

	Three Months
	2004	2003
Segment profit
Europe/ROW	$32,806	$15,994
North America	33,867	19,676
Latin America	2,433	3,567

Total segments	69,106	39,237
Corporate expense	18,334	13,304
Restructuring and related charges	1,100	15,390
Interest expense	17,351	10,102
Non-operating expense	—	3,072
Other income, net	(1,262)	(1,687)

Income (loss) from continuing operations before income taxes	$33,583	$(944)

	December 28, 2003	December 29, 2002
Segment assets
Europe/ROW	$595,046	$449,145
North America	616,780	229,649
Latin America	211,343	208,960

Total segments	1,423,169	887,754
Corporate	124,758	104,413

Total assets at period end	$1,547,927	$992,167

10    ACQUISITIONS

        On September 30, 2003, the Company acquired all of the equity interests of Remington Products Company, L.L.C. Remington is a leading consumer products company focusing on the development and marketing of personal care products. Remington designs and distributes electric shavers and accessories, grooming products, hair care appliances and other small electrical consumer products.

        Supplemental Pro Forma information:    The following reflects the Company's pro forma results had the results of the Remington business been included for the Fiscal 2003 three months. The amounts included for Remington reflect net sales and net income from continuing operations, and exclude the Remington Service Centers, which are reflected as discontinued operations in the three months ended December 28, 2003. The pro forma adjustments do not include any amortization expense associated with amortizable intangible assets, as the third-party valuations have not been completed, and currently none of the purchase price has been allocated to amortizable assets.

	Three Months
	2004	2003
Net sales
Reported net sales	$454,010	$260,222
Pro forma adjustments	—	146,025

Pro forma net sales	$454,010	$406,247

Income from continuing operations
Reported income (loss) from continuing operations	$20,822	$(585)
Pro forma adjustments	—	7,565

Pro forma income from continuing operations	$20,822	$6,980

Basic Earnings Per Share
Reported income (loss) from continuing operations	$0.65	$(0.02)
Pro forma adjustments	—	0.24

Pro forma income from continuing operations	$0.65	$0.22

Diluted Earnings Per Share
Reported income (loss) from continuing operations	$0.63	$(0.02)
Pro forma adjustments	—	0.23

Pro forma income from continuing operations	$0.63	$0.21

        Pro forma diluted earnings per share for the three months ended December 29, 2002, include the effect of restricted stock and unexercised stock options of approximately 712 shares, which were outstanding during the three-month period. The effect of restricted stock and unexercised stock options had previously been excluded due to the anti-dilutive impact on the Company's reported loss from continuing operations.

11    SUBSEQUENT EVENTS

Remington Integration Initiatives

        On January 13, 2004, the Company committed to and announced a series of initiatives to position the Company for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. These initiatives include: integrating all of Remington's operations services, marketing, sales, and customer service functions into the Company's North America headquarters in Madison, Wisconsin; moving Remington's Bridgeport, Connecticut manufacturing facility to the Company's Portage, Wisconsin manufacturing location; creation of a global product development group in the Company's technology center in Madison, Wisconsin; continuation of Remington's plans to close Service Centers stores in the United States and the United Kingdom; and moving the Company's corporate headquarters to Atlanta, Georgia.

        The Company expects to record pretax restructuring and integration charges of approximately $8 to $10 million, to be recorded during the balance of 2004. Cash costs of the restructuring program, including purchase accounting costs, are expected to total $30 to $35 million. Cash savings related to these costs are projected to be in the range of $30 to $35 million when fully realized in fiscal 2005. The result of these initiatives is a reduction of approximately 500 positions in the combined organization, 300 positions within the Company's service centers, 130 positions in administrative functions, and 70 positions in manufacturing activities.

        The Company recognized $1,100 of restructuring and related charges during the quarter ended December 28, 2003 relating to certain pre-acquisition executive compensation agreements with certain Remington employees. See footnote 8, Restructuring and Related Charges, for additional discussion on the restructuring and related charges recognized during the quarter ended December 28, 2003.

Acquisition of Ningbo Baowang

        In addition, on January 19, 2004, the Company announced it signed an agreement to acquire an 85 percent equity interest in Ningbo Baowang Battery Company of Ninghai, China. The remaining 15 percent equity interest in the operation will continue to be held by Ningbo Baowang Investment Company and the founder/general manager of Ningbo Baowang. The transaction, subject to customary closing conditions, including approval by the Rayovac board of directors and the Chinese government, is expected to close within 60-90 days. Rayovac's investment is anticipated to be approximately $24 million and the acquisition is expected to be accretive to earnings per share in the first year.

        Ningbo Baowang, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers. The company exports its batteries to customers throughout North and South America, Europe and Asia. In addition to export sales, Ningbo Baowang has been building its distribution and market share in China and now has 26 branches and regional sales offices and distribution throughout China.

12    SHAREHOLDERS' EQUITY

        During the three months ended December 28, 2003, the Company issued approximately 354 shares of restricted stock to certain members of management. Approximately 330 of these shares will vest over the three-year period ending September 30, 2006 provided the recipient is still employed by the Company, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company's performance during the three-year period. Approximately 24 shares will vest over the one-year period ending September 30, 2004. The total market value of the restricted shares on date of grant was approximately $5,173 and has been recorded as unearned restricted stock compensation, a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

        Also during the three months ended December 28, 2003, the Company issued approximately 131 shares of common stock resulting from the exercise of stock options with an aggregate cash exercise value of $1,181. The Company also granted approximately 236 stock options at an average exercise price of $14.60 during the three months ended December 28, 2003. All grants were at an exercise price equal to the market price of the stock on the date of the grant.

13    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        The following condensed consolidating financial data illustrates the composition of the condensed consolidated financial statements. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiaries' investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financials statements would not be material to investors.

        Also in connection with the acquisition of Remington, we completed a debt offering of $350,000 of 8.5% Senior Subordinated Notes due in 2013. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, including ROV Holding, Inc. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc.

Condensed Consolidating Balance Sheet

December 28, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$5,641	$1,308	$18,688	$—	$25,637
Receivables, net	195,994	181,331	263,840	(284,701)	356,464
Inventories	44,143	27,510	111,408	(4,166)	178,895
Prepaid expenses and other	25,029	15,286	31,806	2,175	74,296

Total current assets	270,807	225,435	425,742	(286,692)	635,292

Property, plant and equipment, net	69,804	4,906	74,017	—	148,727
Goodwill	22,695	74,050	111,823	198,372	406,940
Intangible assets, net	87,894	—	176,124	(188)	263,830
Deferred charges and other	102,763	2,985	13,604	(52,494)	66,858
Debt issuance costs	26,280	—	—	—	26,280
Investments in subsidiaries	691,790	465,630	—	(1,157,420)	—

Total assets	$1,272,033	$773,006	$801,310	$(1,298,422)	$1,547,927

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$58,253	$75	$10,460	$(53,604)	$15,184
Accounts payable	96,616	209,502	91,582	(230,703)	166,997
Accrued liabilities	35,155	47,200	127,826	—	210,181

Total current liabilities	190,024	256,777	229,868	(284,307)	392,362

Long-term debt, net of current maturities	791,285	25	60,582	(37,799)	814,093
Employee benefit obligations, net of current portion	30,296	—	34,249	—	64,545
Other	27,001	15,382	10,981	(14,697)	38,667

Total liabilities	1,038,606	272,184	335,680	(336,803)	1,309,667

Shareholders' equity:
Common stock	625	6,881	12,405	(19,286)	625
Additional paid-in capital	192,256	294,606	347,589	(642,077)	192,374
Retained earnings	188,524	196,436	103,266	(301,324)	186,902
Accumulated other comprehensive (loss) income	(7,292)	2,899	2,370	1,068	(955)
Notes receivable from officers/shareholders	(3,605)	—	—	—	(3,605)

	370,508	500,822	465,630	(961,619)	375,341
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(7,011)	—	—	—	(7,011)

Total shareholders' equity	233,427	500,822	465,630	(961,619)	238,260

Total liabilities and shareholders' equity	$1,272,033	$773,006	$801,310	$(1,298,422)	$1,547,927

Condensed Consolidating Statement of Operations
Three Months Ended December 28, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$119,744	$139,330	$235,519	$(40,583)	$454,010
Cost of goods sold	75,699	88,664	137,867	(41,250)	260,980
Restructuring and related charges	—	—	—	—	—

Gross profit	44,045	50,666	97,652	667	193,030
Operating expenses:
Selling	27,312	30,049	44,171	(89)	101,443
General and administrative	17,966	(756)	19,303	—	36,513
Research and development	2,611	1,170	521	—	4,302
Restructuring and related charges	—	1,100	—	—	1,100

Total operating expenses	47,889	31,563	63,995	(89)	143,358

Operating (loss) income	(3,844)	19,103	33,657	756	49,672
Interest expense	16,232	559	560	—	17,351
Equity income	(44,834)	(36,901)	—	81,735	—
Non-operating expense	—	—	—	—	—
Other expense (income), net	12,141	(512)	(12,891)	—	(1,262)

Income from continuing operations before income taxes	12,617	55,957	45,988	(80,979)	33,583
Income tax (benefit) expense	(8,826)	11,868	9,719	—	12,761

Income from continuing operations	21,443	44,089	36,269	(80,979)	20,822
Income from discontinued operations, net of tax	—	745	632	—	1,377

Net income	$21,443	$44,834	$36,901	$(80,979)	$22,199

Condensed Consolidating Statement of Cash Flows
Three Months Ended December 28, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by continuing operating activities	$(11,789)	$50,468	$8,430	$217	$47,326
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,160)	(87)	(1,708)	—	(2,955)
Payments for acquisitions, net of cash acquired	(2,577)	(2)	—	2	(2,577)

Net cash used by investing activities	(3,737)	(89)	(1,708)	2	(5,532)

Cash flows from financing activities:
Reduction of debt	(148,397)	(29)	1,268	—	(147,158)
Proceeds from debt financing	76,500	—	—	—	76,500
Extinguishment of debt	(1,002)	(56,010)	—	—	(57,012)
Other	1,951	5	(43)	—	1,913

Net cash (used) provided by financing activities	(70,948)	(56,034)	1,225	—	(125,757)

Net cash provided by discontinued operations	—	924	—	—	924
Effect of exchange rate changes on cash and cash equivalents	12,099	—	(10,978)	(219)	902

Net decrease in cash and cash equivalents	(74,375)	(4,731)	(3,031)	—	(82,137)
Cash and cash equivalents, beginning of period	80,016	6,039	21,719	—	107,774

Cash and cash equivalents, end of period	$5,641	$1,308	$18,688	$—	$25,637

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

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

        There have not been any significant changes in economic or industry conditions, in our lines of business, location of operations, or products since our latest filing of our Annual Report on Form 10-K for the year ended September 30, 2003, except as specifically noted below and our decision to discontinue operations at our Remington Service Centers in the United States and the United Kingdom.

        On January 13, 2004, we committed to and announced a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. These initiatives include: integrating all of Remington's operations services, marketing, sales, and customer service functions into our North America headquarters in Madison, Wisconsin; moving Remington's Bridgeport, Connecticut manufacturing facility to our Portage, Wisconsin manufacturing location; creation of a global product development group in our technology center in Madison, Wisconsin; to close Remington's retail Service Center stores in the United States and the United Kingdom; and moving our corporate headquarters to Atlanta, Georgia.

        We expect to record pretax restructuring and integration charges of approximately $8 to $10 million in fiscal 2004. Cash costs of the restructuring program, including purchase accounting costs, are expected to total $30 to $35 million. Cash savings related to these costs are projected to be in the range of $30 to $35 million when fully realized in fiscal 2005. The result of these initiatives is a reduction of approximately 500 positions, or approximately 10%, of the combined organization.

        For additional information on the changes related to our discontinued operations and Remington integration initiatives, see the discussion below under, Discontinued Operations, footnote 1, Significant Accounting Policies—Discontinued Operations, and footnote 11, Subsequent Events.

Fiscal Quarter Ended December 28, 2003 Compared to Fiscal Quarter Ended December 29, 2002

        Year over year historical comparisons are influenced by our September 30, 2003 acquisition of Remington Products L.L.C. ("Remington"), which is included in our current year but not prior year results. See footnote 10, Acquisitions, to our Condensed Consolidated Financial Statements for supplemental pro forma information providing additional year over year comparisons of the impacts of the Remington acquisition.

        During the three months ended December 28, 2003 (the "Fiscal 2004 Quarter"), we initiated the closing of the Remington Service Centers in the United States and United Kingdom, continuing an initiative Remington began three years ago. We anticipate the closings will occur over the balance of the fiscal year. Consequently, the results of the Remington Service Centers for the Fiscal 2004 Quarter are reflected in our Condensed Consolidated Statement of Operations as a discontinued operation. See footnote 1, Significant Accounting Policies—Discontinued Operations. As a result, and unless specifically stated, all discussions regarding our Fiscal 2004 Quarter reflect results for our continuing operations.

        Net Sales.    Our net sales for the Fiscal 2004 Quarter increased $193.8 million, or 74.5%, to $454.0 million from $260.2 million in the three months ended December 29, 2002 (the "Fiscal 2003 Quarter"). The Remington acquisition contributed approximately $161.0 million to the sales increase. The balance of the increase reflected sales increases across all geographic segments, which are discussed in more detail below.

        Gross Profit.    Our gross profit margins for the Fiscal 2004 Quarter improved to 42.5% from 36.0% in the Fiscal 2003 Quarter. Excluding the impacts of restructuring and related charges, our gross profit margins were 39.7% in the previous year. The improvement versus the previous year is primarily attributable to the impacts of the Remington acquisition. Sales of our Remington product lines were at more favorable gross profit margins than our general battery and lighting product lines. Excluding the impacts of the Remington acquisition and the impacts of the prior year restructuring charges, our gross profit margins were relatively unchanged. Unfavorable customer and product line mix in North America and Latin America mostly offset improvements in gross profit margin due to favorable cost improvements and the results of last year's VARTA integration initiatives.

        Operating Income.    Our operating income increased $39.2 million to $49.7 million in the Fiscal 2004 Quarter from $10.5 million in the same period last year. The increase was primarily attributable to the impacts of the Remington acquisition, which contributed approximately $28.3 million of operating income, the presence of $15.4 million in restructuring and related charges reflecting a series of restructuring initiatives implemented in the Fiscal 2003 Quarter, and an increase in Europe/Rest of World ("Europe/ROW") profitability reflecting the favorable impacts of our VARTA integration initiatives and the impacts of favorable foreign currency movements. These increases were partially offset by increases in corporate expenses, all of which are discussed in more detail below.

        Income from Continuing Operations.    Our income from continuing operations for the Fiscal 2004 Quarter increased $21.4 million to $20.8 million from a loss of ($0.6) million in the Fiscal 2003 Quarter. The Fiscal 2004 Quarter increase was due primarily to the improvements in operating income discussed above and the presence of non-operating expenses of $1.9 million, after tax, in the quarterly period last year reflecting the write-off of unamortized debt issuance costs partially offset by an increase in interest expense of $4.5 million, after tax, in the Fiscal 2004 Quarter reflecting the financing costs associated with the Remington acquisition.

        Discontinued Operations.    Our income from discontinued operations of $1.4 million reflects the operating results of our Remington Service Centers. Net sales from discontinued operations were approximately $13.6 million with income from discontinued operations before income taxes of $1.9 million.

        Segment Results.    The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America, and the Caribbean; Europe/Rest of World ("Europe/ROW") includes continental Europe, the United Kingdom, and all other countries in which we do business.

        Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each geographic region is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each geographic region has a general manager responsible for all the sales and marketing initiatives for all product lines within that region. Financial information pertaining to our geographic regions is contained in footnote 9, Segment Results, of our Notes to Condensed Consolidated Financial Statements filed with this report.

        We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes corporate purchasing expense, general and administrative expense and research and development expense.

Europe/ROW

	Fiscal Quarter
	2004	2003
Net sales from external customers	$187.0	$118.7
Segment profit	32.8	16.0
Segment profit as a % of net sales	17.5%	13.5%
Assets	$595.0	$449.1

        Our sales to external customers increased $68.3 million, or 57.5%, to $187.0 million in the Fiscal 2004 Quarter from $118.7 million the previous year primarily due to the favorable impacts of the Remington acquisition and favorable foreign currency movements. The Remington acquisition contributed approximately $51.5 million to the sales increase with the balance of the increase primarily attributable to the impact of foreign currency movements as the strengthening Euro versus the U.S. dollar favorably impacted sales. Sales volumes reflected strong alkaline and lighting products sales reflecting expanded distribution partially offset by softness in zinc carbon attributable to the general market trend toward alkaline batteries compounded by weakness in other specialty battery sales.

        Our profitability increased $16.8 million to $32.8 million in the Fiscal 2004 Quarter from $16.0 million the previous year. The profitability increase was primarily driven by favorable impacts of the Remington acquisition, which contributed approximately $9.3 million, favorable gross profit margin expansion reflecting a favorable product line mix, the benefits of VARTA integration initiatives implemented in Fiscal 2003 and the favorable impacts of foreign currency movements. Profitability as a percent of net sales increased from 13.5% in the Fiscal 2003 Quarter to 17.5% in the Fiscal 2004 Quarter primarily reflecting the impact of improved gross profit margins resulting from the favorable impacts of the VARTA integration initiatives.

        Our assets increased $145.9 million to $595.0 million in the Fiscal 2004 Quarter from $449.1 million the previous year. The increase primarily reflects the impacts of the Remington transaction, which contributed approximately $63.9 million, and the impacts of foreign currency movements of approximately $86.0 million, reflecting the strengthening of the Euro and Pound Sterling. Absent the impacts of foreign exchange, we experienced increases in receivables partially offset by lower inventories. Intangible assets are approximately $254.6 million and primarily relate to the VARTA acquisition. The purchase price allocation for the Remington acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets. The purchase price allocation will be finalized by the end of the fiscal year.

North America

	Fiscal Quarter
	2004	2003
Net sales from external customers	$230.8	$107.1
Segment profit	$33.9	19.7
Segment profit as a % of net sales	14.7%	18.4%
Assets	$616.8	$229.6

        Our sales to external customers increased $123.7 million to $230.8 million in the Fiscal 2004 Quarter from $107.1 million the previous year due primarily to the favorable impacts of the Remington acquisition, which contributed approximately $109.5 million, and strength in the general battery category. Alkaline sales increases of 26.0% were primarily attributable to improving retail sales and the completion of the rollout of our fifty-percent more alkaline marketing strategy to the marketplace. Rechargeable battery sales increases of 19.6% were associated with the IC-3 rechargeable battery system launch, which was launched in the fourth quarter of Fiscal 2003. Hearing aid battery sales decreases of 10.5% reflect timing of shipments between the fourth quarter of Fiscal 2003 and the Fiscal 2004 Quarter. Lighting products sales decreases of 7.9% primarily reflect volume declines.

        Our profitability increased $14.2 million to $33.9 million in the Fiscal 2004 Quarter from $19.7 million the previous year. The increase in profitability primarily reflects the favorable impacts of the Remington acquisition, which contributed approximately $20.3 million, partially offset by an unfavorable gross profit margin variance attributable to an unfavorable customer and product mix and to our launch of our fifty-percent more alkaline marketing strategy. We also experienced an increase in operating expenses associated with our sales volume gains and an increase in and a change in the timing of recognition of advertising expenses due to our change in accounting policy, which offset our sales volume improvement. The impact of our change in our advertising accounting policy is more fully described in footnote 1, Significant Accounting Policies—Change in Accounting Policy. Our profitability margins decreased 370 basis points to 14.7% from 18.4% in the same quarter last year, primarily due to lower gross profit margins and higher operating expenses as a percentage of sales, reflecting our increased advertising expense.

        Our assets increased $387.2 million to $616.8 million in the Fiscal 2004 Quarter from $229.6 million the previous year. The increase in assets is primarily attributable to the Remington acquisition, which added approximately $366.7 million, and an increase in receivables reflecting our sales increase, partially offset by lower inventories reflecting our sku rationalization initiatives implemented during Fiscal 2003. Intangible assets are approximately $289.4 million and primarily relate to the Remington acquisition. The purchase price allocation for the Remington acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets. The purchase price allocation will be finalized by the end of the fiscal year.

Latin America

	Fiscal Quarter
	2004	2003
Net sales from external customers	$36.2	$34.4
Segment profit	2.4	3.6
Segment profit as a % of net sales	6.6%	10.5%
Assets	$211.3	$209.0

        Our sales to external customers increased $1.8 million, or 5.2%, to $36.2 million in the Fiscal 2004 Quarter from $34.4 million in the previous year. The increase in sales is due primarily to sales increases in alkaline of 10.2% and zinc carbon batteries of 3.3%. This product line growth is primarily driven by our Mexico, Argentina, and Chilean operations, partially offset by sales declines experienced in our Andean region. The Remington acquisition did not have an impact on the Latin America segment.

        Our profitability decreased $1.2 million to $2.4 million in the Fiscal 2004 Quarter from $3.6 million in the previous year. The profitability decline primarily reflects an unfavorable gross profit margin rate variance reflecting an unfavorable product mix compounded by an increase in accounts receivable reserves within the region offsetting cost savings associated with our VARTA integration initiatives implemented in the segment during Fiscal 2003. Our profitability margins decreased 390 basis points to 6.6% from 10.5% in the same period last year due to lower gross profit margins and operating expense increases.

        Our assets increased $2.3 million to $211.3 million in the Fiscal 2004 Quarter from $209.0 million the previous year. The increase in assets is primarily attributable to the finalization of the VARTA acquisition purchase price allocation in the fourth fiscal quarter of Fiscal 2003 resulting in an increase in property, plant, and equipment and intangible asset valuations. Intangible assets are approximately $123.1 million.

        Corporate Expense.    Our corporate expenses increased $5.0 million to $18.3 million in the Fiscal 2004 Quarter from $13.3 million in the previous year. The increase in expense is primarily due to a general increase in professional expenses associated with the Remington integration of approximately $1.0 million, an increase in management incentives and deferred compensation expenses of approximately $2.1 million, an increase in a reserve for a long-term receivable with a licensed distributor of approximately $2.4 million, and an increase in research and development expense of approximately $0.5 million, primarily reflecting the impact of Remington. Included in the previous year is a $1.5 million net charge associated with the settlement of a patent infringement litigation claim. Our corporate expense as a percentage of sales decreased to 4.0% in the Fiscal 2004 Quarter from 5.1% in the previous year due to our higher sales volume.

        Restructuring and Related Charges.    The Fiscal 2004 Quarter reflects restructuring charges related to certain pre-acquisition executive compensation agreements with certain Remington employees. In addition, we committed to and announced on January 13, 2004, a series of restructuring initiatives associated with the Remington integration. We expect to incur restructuring and integration charges of approximately $8.0 to $10.0 million during Fiscal 2004. Cash costs, including purchase accounting costs, are expected to total approximately $30.0 to $35.0 million, with cash savings related to these initiatives projected to be in the range of $30.0 to $35.0 million when fully realized in Fiscal 2005. The result of these integration initiatives is an expected reduction in the total global workforce of approximately 500 positions. See footnote 8, Restructuring and Related Charges, and footnote 11, Subsequent Events, for additional discussion on these initiatives.

        The Fiscal 2003 Quarter reflects $15.4 million of Restructuring and related charges associated with: (i) European integration initiatives of approximately $2.4 million, primarily reflecting termination benefits of approximately $0.8 million, inventory and asset impairments of approximately $1.2 million, and other integration costs of approximately $0.4 million, (ii) North America manufacturing and packaging restructuring initiatives of approximately $2.3 million, including pension and termination costs of approximately $1.0 million and fixed asset impairments of approximately $1.3 million, (iii) North America and Corporate sales, marketing, and administrative restructuring initiatives of approximately $2.7 million, including approximately $2.1 million of termination benefits, fixed asset impairments of approximately $0.3 million, research and development contract termination costs of approximately $0.3 million, (iv) Latin America manufacturing restructuring initiatives of approximately $6.2 million reflecting the closure of our Mexico City, Mexico manufacturing location, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.6 million, and other shutdown related expenses of approximately $0.2 million, and (v) other Latin America sales and administrative integration initiatives of $1.8 million, primarily reflecting termination benefits of approximately $1.8 million associated with the integration of our Mexico and Colombia business.

        Interest Expense.    Interest expense increased $7.3 million to $17.4 million in the Fiscal 2004 Quarter due to the increase in debt of approximately $350.0 million to finance the Remington acquisition. The increase in interest expense was partially offset by our reduction in debt due to our strong operating cash flow over the last twelve months.

        Non-Operating Expense.    There were no non-operating expenses in the Fiscal 2004 Quarter. Non-operating expense of $3.1 million in the Fiscal 2003 Quarter relates to the write-off of unamortized debt fees associated with the previous credit facility, replaced in conjunction with the VARTA acquisition.

        Income Tax Expense.    Our effective tax rate on income from continuing operations was 38% for the Fiscal 2004 Quarter, unchanged from the prior year.

Adoption of New Accounting Pronouncements

        No new accounting pronouncements were adopted during the Fiscal 2004 Quarter.

Liquidity and Capital Resources

        For the Fiscal 2004 Quarter, continuing operating activities provided $47.3 million in net cash, an increase of $23.1 million from last year. Within operating cash flow, we recognized an increase in net income, primarily reflecting the impacts of the Remington acquisition, and the presence of restructuring and related charges in the prior year. The decrease in other non-cash adjustments primarily reflects the presence of non-cash restructuring charges and the write-off of unamortized debt issuance costs in the Fiscal 2003 Quarter. Operating cash flow from changes in working capital increased $5.1 million versus the previous year primarily reflecting lower inventory investments and higher payables and other liabilities which offset our increased investment in receivables reflecting our stronger sales.

        Net cash used by investing activities decreased to $5.5 million for the Fiscal 2004 Quarter, primarily reflecting the impacts of the VARTA acquisition in the prior year cash flows. Capital expenditures in the Fiscal 2004 Quarter were primarily for improvements to alkaline battery manufacturing and to a lesser extent relating to the Remington acquisition. Capital expenditures for Fiscal 2004 are expected to be approximately $25.0 million, which are expected to include spending for continued investment in our alkaline and hearing aid manufacturing operations, continued technology investments, and spending associated with our Remington acquisition.

        During the Fiscal 2004 Quarter we granted approximately 0.2 million options to purchase shares of common stock to various employees of the company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also granted approximately 0.4 million shares of restricted stock on October 1, 2003, from the 1997 incentive plan, to certain members of management. The majority of these shares will vest over the three-year period ending on September 30, 2006, provided the recipient is still employed by us, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on our performance during the three-year period. The balance of the shares will vest over a one-year period ending September 30, 2004. The total market value of the restricted shares on date of grant totaled approximately $5.2 million and has been recorded as unearned restricted stock compensation, a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the appropriate vesting period. See footnote 12, Shareholders' Equity, for additional discussion.

        During the Fiscal 2004 Quarter, we redeemed the remaining $56.0 million of our Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington and made payments of $60.0 million on our Term B facility. The debentures and Term B payments were made with the cash remaining following our debt offering of $350.0 million of 8.5% Senior Subordinated Notes issued in connection with the acquisition of Remington and our cash flow from operations.

        In addition to our principal payments included in footnote 6, Debt, we have annual interest payment obligations of approximately $29.8 million associated with our debt offering of $350.0 million of 8.5% Senior Subordinated Notes due in 2013. We also incur interest on our borrowings associated with our Senior Credit Facilities, and such interest would increase our borrowings on our revolving credit facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under our Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of December 28, 2003, we estimate annual interest payments of approximately $23.5 million would be required assuming no further principal payments were to occur.

        We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. Our current credit facilities include a revolving credit facility of $120 million, a revolving credit facility of €40 million, a term loan of $350 million, a term loan of €125 million and a term loan of €50 million. As of December 28, 2003, the following amounts were outstanding under these facilities: $0.5 million and $257.0 million, respectively, of the U.S. Dollar revolver and term loan and, €112.3 million and €39.0 million, respectively, of the Euro term loans. In addition, approximately $12.5 million of the remaining availability under the U.S. Dollar revolver was utilized for outstanding letters of credit.

        Our Third Restated Agreement, ("Agreement"), contains financial covenants with respect to borrowings, which include maintaining minimum interest and fixed charge and maximum leverage ratios. In accordance with the Agreement, the limits imposed by such ratios became more restrictive over time. In addition, the Agreement restricts our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets.

        Also in connection with the acquisition of Remington, we completed a debt offering of $350.0 million of 8.5% Senior Subordinated Notes due in 2013. The terms of the notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, including ROV Holding, Inc. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc.

        As of December 28, 2003, we were in compliance with all covenants associated with our approximately $615 million Senior Credit Facility (using the December 28, 2003 exchange rate of the Dollar to the Euro of 1.24517 to 1) and our $350 million of Senior Subordinated Notes. In addition, we were required under our Senior Credit Facility, the Third Amended and Restated Credit Agreement as amended, to transform the Company's German subsidiary, VARTA Geratebatterie, from a Gmbh legal structure to a KgaA legal structure (the "Transformation") on or before March 31, 2004. We completed the Transformation during the Fiscal 2004 Quarter.

        As discussed in footnote 11, Subsequent Events, on January 19, 2004, we signed an agreement to acquire an 85 percent equity interest in Ningbo Baowang Battery Company of Ninghai, China. The transaction, subject to customary closing conditions, including approval by the Rayovac board of directors and the Chinese government, is expected to close within 60 to 90 days. Our investment is anticipated to be approximately $24 million and is anticipated to be financed through a combination of cash and revolving debt.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Impact of Recently Issued Accounting Standards

        In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pension and Other Post Retirement Benefits. Statement No. 132 revises employers' disclosures about pension and other post retirement plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement No. 132 retains the disclosure requirements contained in Statement No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits, which it replaces. Statement No. 132 requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic pension benefit cost of defined benefit plans and other defined benefit post retirement plans. The provisions of the original Statement No. 132 remain in effect until the provisions of this statement are adopted. Except for certain exceptions, revised Statement No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required are effective for interim periods beginning after December 15, 2003. The Company believes that the adoption of Statement No. 132, as revised, will not have a significant impact on its consolidated financial statements.

Critical Accounting Policies and Critical Accounting Estimates

        Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States and fairly present the financial position and results of operations of the Company. There have been no significant changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2003, except for our change in our advertising accounting policy for interim reporting purposes, which is more fully described in footnote 1, Significant Accounting Policies—Change in Accounting Policy.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

        We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

        A discussion of our accounting policies for derivative financial instruments is included in footnote 1 "Significant Accounting Policies" in Notes to our Condensed Consolidated Financial Statements.

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

Foreign Exchange Risk

        We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales are made primarily in Euro, Pounds Sterling, Colombian Pesos, and Mexican Pesos. Foreign currency purchases and sales are made primarily in Euro, Pounds Sterling, Colombian Pesos, and Mexican Pesos. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter parties are included in accounts payable or accounts receivable.

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

        As of December 28, 2003, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $3.5 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.9 million.

        As of December 28, 2003, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable shift in the underlying foreign exchange rates would be a loss of $0.7 million. The net impact on future cash flows, after also including the gain in value on the related accounts receivable and accounts payable outstanding at December 28, 2003 due to the same change in exchange rates, would be immaterial.

        As of December 28, 2003, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.9 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.7 million.

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

        Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those contained in this Quarterly Report on Form 10-Q include, without limitation, (1) competitive promotional activity or spending by competitors or price reductions by competitors, (2) the loss of, or a significant reduction in, sales to a significant retail customer, (3) difficulties or delays in the integration of operations of acquired businesses, (4) the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands, (5) the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business, (6) our ability to develop and successfully introduce new products and protect our intellectual property, (7) our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings, (8) the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities, (9) the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental regulations), (10) changes in accounting policies applicable to our business, (11) interest rate, exchange rate and raw materials price fluctuations, and (12) the effects of political or economic conditions or unrest in international markets.

        Some of the above-mentioned factors are described in further detail in "Risk Factors" beginning on page 32 of our Annual Report on Form 10-K for the year ended September 30, 2003. Other factors and assumptions not identified above were also involved in the derivation of the forward-looking statements contained in this Quarterly Report on Form 10-Q. If such other factors impact our results or if such assumptions are not correct or do not come to fruition, our actual results may differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

Part II. Other Information

Item 1. Legal Proceedings

        There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits. Please refer to the Exhibit Index.

(b)
Reports on Form 8-K. The Company filed four reports on Form 8-K during the three-month period ended December 28, 2003. The first report on Form 8-K was dated September 30, 2003, filed on October 15, 2003, and amended on December 10, 2003. The Form 8-K reported on the acquisition of Remington Products L.L.C ("Remington") and the amended Form 8-K contained the audited financial statements of Remington and certain unaudited pro forma financial information of the Company. The second report on Form 8-K was dated and filed on November 13, 2003 to furnish the transcript of a webcast hosted by Rayovac on November 13, 2003 announcing certain financial results for its fourth fiscal quarter and year ended September 30, 2003, among other matters. The third report on Form 8-K was dated December 17, 2003 and filed on December 18, 2003 to furnish the transcript of a press release by Rayovac on December 17, 2003 announcing the Company's extension of the expiration date of its exchange offer for its 8 1/2% Senior Subordinated Notes, among other matters. The fourth report on Form 8-K was dated and filed on December 19, 2003 to furnish the transcript of a press release by Rayovac on December 19, 2003 announcing the Company's expiration of its exchange offer for its 8 1/2% Senior Subordinated Notes, among other matters.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 11, 2004	RAYOVAC CORPORATION
	By:	/s/ RANDALL J. STEWARD Randall J. Steward Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated August 21, 2003 by and among Rayovac Corporation, Remington Products Company, L.L.C., Vestar Equity Partners, L.P., Investors/RP, L.L.C. and RPI Corp. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated August 22, 2003) filed September 3, 2003.
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
Exhibit 10.5*	Amended and Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Lester C. Lee.
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
Exhibit 18.1*	Preferability letter from KPMG LLP, Independent Auditors.

Exhibit 31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

QuickLinks

RAYOVAC CORPORATION Condensed Consolidated Balance Sheets December 28, 2003 and September 30, 2003 (Unaudited) (In thousands)
RAYOVAC CORPORATION Condensed Consolidated Statements of Operations For the three month periods ended December 28, 2003 and December 29, 2002 (Unaudited) (In thousands, except per share amounts)
RAYOVAC CORPORATION Condensed Consolidated Statements of Cash Flows For the three month periods ended December 28, 2003 and December 29, 2002 (Unaudited) (In thousands)
RAYOVAC CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited) (In thousands, except per share amounts)
Signatures
EXHIBIT INDEX