Form 10-Q
period 2004-03-28
RAYOVAC CORP
filed 2004-05-12
CIK 1028985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-13615

Rayovac Corporation
(Exact name of registrant as specified in its charter)

Wisconsin (State or other jurisdiction of incorporation or organization)	22-2423556 (I.R.S. Employer Identification Number)
Six Concourse Parkway, Suite 3300, Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

(770) 829-6200
(Registrant's telephone number, including area code)

601 Rayovac Drive, Madison, Wisconsin 53711
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

        The number of shares outstanding of the Registrant's common stock, $.01 par value, as of May 5, 2004, was 34,443,818.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

RAYOVAC CORPORATION
Condensed Consolidated Balance Sheets
March 28, 2004 and September 30, 2003
(Unaudited)
(In thousands)

	March 28, 2004	September 30, 2003
-ASSETS-
Current assets:
Cash and cash equivalents, including cash in escrow of $17,133 and $0, respectively	$34,334	$107,774
Receivables, less allowances of $25,349 and $22,911, respectively	259,753	270,581
Inventories	196,126	219,254
Prepaid expenses and other	87,530	77,717

Total current assets	577,743	675,326

Property, plant and equipment, net	143,960	150,609
Goodwill	246,685	398,380
Intangible assets, net	418,969	252,870
Deferred charges and other	69,099	71,196
Debt issuance costs	27,380	28,111

Total assets	$1,483,836	$1,576,492

-LIABILITIES AND SHAREHOLDERS' EQUITY-
Current liabilities:
Current maturities of long-term debt	$11,725	$72,852
Accounts payable	134,446	172,632
Accrued liabilities	191,743	160,041

Total current liabilities	337,914	405,525

Long-term debt, net of current maturities	779,887	870,540
Employee benefit obligations, net of current portion	64,423	63,044
Other	40,569	35,381

Total liabilities	1,222,793	1,374,490

Shareholders' equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 63,819 and 61,999 shares, respectively; outstanding 34,283 and 32,463 shares, respectively	638	620
Additional paid-in capital	216,956	185,561
Retained earnings	189,504	164,703
Accumulated other comprehensive loss	(3,420)	(12,457)
Notes receivable from officers/shareholders	(3,605)	(3,605)

	400,073	334,822
Less treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less unearned restricted stock compensation	(8,960)	(2,750)

Total shareholders' equity	261,043	202,002

Total liabilities and shareholders' equity	$1,483,836	$1,576,492

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Operations
For the three and six month periods ended March 28, 2004 and March 30, 2003
(Unaudited)
(In thousands, except per share amounts)

	THREE MONTHS		SIX MONTHS
	2004	2003	2004	2003
Net sales	$278,023	$202,267	$732,033	$462,489
Cost of goods sold	156,320	121,053	417,300	278,016
Restructuring and related charges	(1,137)	1,585	(1,137)	11,290

Gross profit	122,840	79,629	315,870	173,183
Selling	57,397	43,940	158,840	95,549
General and administrative	33,130	19,299	69,643	41,114
Research and development	4,838	4,044	9,140	7,946
Restructuring and related charges	4,932	3,561	6,032	9,246

Total operating expenses	100,297	70,844	243,655	153,855

Operating income	22,543	8,785	72,215	19,328
Interest expense	16,073	9,500	33,424	19,602
Non-operating expense	—	—	—	3,072
Other income, net	(471)	(1,170)	(1,733)	(2,857)

Income (loss) from continuing operations before income taxes	6,941	455	40,524	(489)
Income tax expense (benefit)	2,638	173	15,399	(186)

Income (loss) from continuing operations	4,303	282	25,125	(303)
Loss from discontinued operations, net of tax benefits of $1,055 and $525, respectively	(1,701)	—	(324)	—

Net income (loss)	$2,602	282	$24,801	$(303)

Basic earnings per share:
Weighted average shares of common stock outstanding	33,096	31,797	32,637	31,799
Income (loss) from continuing operations	$0.13	$0.01	$0.77	$(0.01)
Loss from discontinued operations	(0.05)	—	(0.01)	—

Net income (loss)	$0.08	$0.01	$0.76	$(0.01)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	34,469	32,474	33,703	31,799
Income (loss) from continuing operations	$0.12	$0.01	$0.75	$(0.01)
Loss from discontinued operations	(0.04)	—	(0.01)	—

Net income (loss)	$0.08	$0.01	$0.74	$(0.01)

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Cash Flows
For the six month periods ended March 28, 2004 and March 30, 2003
(Unaudited)
(In thousands)

	SIX MONTHS
	2004	2003
Cash flows from operating activities:
Net income (loss)	$24,801	$(303)
Non-cash adjustments to net income:
Discontinued operations	324	—
Non-cash restructuring charges	(1,137)	8,472
Depreciation	16,473	16,394
Amortization of intangible assets	474	86
Amortization of debt issuance costs	1,951	935
Amortization of unearned restricted stock compensation	2,799	1,713
Stock option income tax benefit	6,998	124
Deferred income taxes	(4,536)	(8,729)
Other non-cash adjustments	1,709	2,372
Net changes in assets and liabilities, net of acquisitions and discontinued operations	32,646	18,214

Net cash provided by continuing operating activities	82,502	39,278

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(9,605)	(10,648)
Payment for acquisitions, net of cash acquired	(981)	(245,130)

Net cash used by investing activities	(10,586)	(255,778)

Cash flows from financing activities:
Reduction of debt	(266,668)	(323,719)
Proceeds from debt financing	106,850	561,521
Extinguishment of debt	(1,002)	—
Debt issuance costs	(1,220)	(12,793)
Exercise of stock options	15,405	176
Other	(112)	(713)

Net cash (used) provided by financing activities	(146,747)	224,472

Net cash used by discontinued operations	(315)	—
Effect of exchange rate changes on cash and cash equivalents	1,706	(3,201)

Net (decrease) increase in cash and cash equivalents	(73,440)	4,771
Cash and cash equivalents, beginning of period	107,774	9,881

Cash and cash equivalents, end of period including cash in escrow	$34,334	$14,652

See accompanying notes which are an integral part of these statements.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(In thousands, except per share amounts)

1    SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    These financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 28, 2004, and the results of operations for the three and six month periods ended March 28, 2004 and March 30, 2003, and cash flows for the six month periods ended March 28, 2004 and March 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto as of September 30, 2003. Certain prior amounts have been reclassified to conform with the current presentation.

        Significant Accounting Policies and Practices:    The consolidated financial statements include the financial statements of Rayovac Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 2003 and 2004 refer to the fiscal years ended September 30, 2003 and 2004, respectively.

        The Company's Condensed Consolidated Balance Sheets as of March 28, 2004 and September 30, 2003 give effect to the acquisition of Remington Products Company, L.L.C., ("Remington"), which occurred on September 30, 2003. The Company's Condensed Consolidated Statements of Operations for the three and six months ended March 30, 2003, include only the results attributable to Rayovac and its subsidiaries prior to the Remington acquisition. Consequently, all Condensed Consolidated Statements of Operations footnote disclosures exclude the results of Remington for the three and six months ended March 30, 2003. See footnote 10, Acquisitions, for additional information on the Remington acquisition.

        Change in Accounting Policy:    In previous years, the Company deferred certain advertising costs incurred on an interim basis in accordance with APB 28. The Company chose the deferral method to match advertising expenses to the level of sales on an interim basis (i.e., more advertising expenses were recognized in quarters in which the level of sales was higher) as management believed that the benefits of the advertising expenditures extended beyond the interim period in which the expenditures were made. However, in the Company's annual financial statements, there was no deferral of advertising costs incurred and the Company recognized advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-7, Reporting on Advertising Costs. The acquisition of Remington on September 30, 2003, resulted in an increased level of advertising expenditures required for Remington's electric personal care products, as well as expenses that are more seasonal in nature, as compared to the Company's legacy battery products. Therefore, during 2004, the Company began expensing all advertising costs in the period in which they are incurred for interim reporting purposes. This change has no impact on the reported results for prior fiscal years. Management believes the new policy of expensing all advertising expenses as incurred is preferable as it eliminates the uncertainty in estimating overall expected net sales and the benefit period of the advertising on an interim basis. In addition, the new accounting policy results in the recognition of advertising costs in the interim period in which they are actually incurred, and conforms the Company's interim accounting policy with that used to prepare the annual financial statements. The impacts on net income (loss) and earnings per share related to the change in accounting policy is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Income (loss) before change in accounting policy	$1,416	$282	$26,839	$(303)
Impact due to change in accounting policy, net of tax	1,186	—	(2,038)	—

Net income (loss), as reported	$2,602	$282	$24,801	$(303)

Basic earnings per share:
Income (loss) before change in accounting policy	$0.04	$0.01	$0.82	$(0.01)
Impact due to change in accounting policy, net of tax	0.04	—	(0.06)	—

Net income (loss), as reported	$0.08	$0.01	$0.76	$(0.01)

Diluted earnings per share:
Income (loss) before change in accounting policy	$0.05	$0.01	$0.80	$(0.01)
Impact due to change in accounting policy, net of tax	0.03	—	(0.06)	—

Net income (loss), as reported	$0.08	$0.01	$0.74	$(0.01)

        Had the prior year's advertising expense been recognized consistent with the policy used in the current fiscal year, the Company's pro forma net income (loss) and earnings per share would have been as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Pro forma amounts assuming new accounting policy is applied retroactively:
Net income (loss)	$2,602	$716	$24,801	$(2,535)

Basic earnings (loss) per share	$0.08	$0.02	$0.76	$(0.08)

Diluted earnings (loss) per share	$0.08	$0.02	$0.74	$(0.08)

        The effect of restricted stock and unexercised stock options of approximately 695 thousand shares outstanding for the six months ended March 30, 2003 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

        Discontinued Operations:    The Company has reflected Remington's United States and United Kingdom Service Centers as discontinued operations. The Company will discontinue operations at these Service Centers during 2004 as part of our Remington integration initiatives. See footnote 8, Restructuring and Related Charges, for additional discussion of Remington integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended March 28, 2004:

	Three Months	Six Months
Net sales	$6,917	$20,564
Loss from discontinued operations before income taxes	(2,756)	(849)
Provision for income tax benefits	1,055	525

Loss from discontinued operations, net of tax	$(1,701)	$(324)

Depreciation expense associated with discontinued operations	$121	$254

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

        The Company also enters into various contractual arrangements, primarily with retail customers, which require the Company to make upfront cash, or "slotting" payments, to secure the right to distribute through such customer. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in Deferred charges and other in the Condensed Consolidated Balance Sheets.

        Shipping and Handling Costs:    The Company incurred shipping and handling costs of $15,062 and $33,291 for the three and six months ended March 28, 2004, and $11,229 and $24,249 for the three and six months ended March 30, 2003, respectively. These costs are included in selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company's products for shipment at the Company's distribution facilities.

        Concentrations of Credit Risk:    Trade receivables subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company monitors its customers' credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. The Company has historically incurred minimal credit losses, but in 2002 experienced a significant loss resulting from the bankruptcy filing of a large retailer in the United States.

        The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of our sales volume. This major customer also represented approximately 12% and 13%, respectively, of our receivables as of March 28, 2004 and September 30, 2003.

        Following the acquisition of Remington, approximately 52% of the Company's sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

        Stock Based Compensation:     The Company has stock option and other stock-based compensation plans, which are fully described in the Company's financial statements and notes thereto as of September 30, 2003. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by the Accounting Principles Board's ("APB"), Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company's results of operations, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock at the grant date.

        The Company's stock option awards that vest based on the passage of time qualify for fixed accounting under the provisions of APB No. 25. Certain awards issued during the current fiscal year vest based on the Company's attainment of certain performance measures and have, to date, been accounted for as variable awards under the provisions of APB No. 25, with appropriate charges to compensation expense each period. After the end of the second quarter ended March 28, 2004, the Company amended the vesting provisions of the performance based awards to provide for ultimate vesting of the shares generally at the end of two years. Due to this amendment, the performance based awards will be accounted for as fixed awards in future periods.

        Results of operations include compensation cost related to grants of restricted stock of $1,887 and $880 and $2,799 and $1,713 for the three and six months ended March 28, 2004 and March 30, 2003, respectively.

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

	Three Months		Six Months
	2004	2003	2004	2003
Net income (loss), as reported	$2,602	$282	$24,801	$(303)
Add: Stock-based compensation expense included in reported net income, net of tax	1,152	537	1,708	1,045
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,291)	(1,680)	(3,806)	(3,535)

Pro forma net income (loss)	$1,463	$(861)	$22,703	$(2,793)

Basic earnings per share:
Net income (loss), as reported	$0.08	$0.01	$0.76	$(0.01)

Net income (loss), Pro forma	$0.04	$(0.03)	$0.70	$(0.09)

Diluted earnings per share:
Net income (loss), as reported	$0.08	$0.01	$0.74	$(0.01)

Net income (loss), Pro forma	$0.04	$(0.03)	$0.67	$(0.09)

        The effect of restricted stock and unexercised stock options of approximately 677 thousand and 695 thousand shares outstanding for the three and six months ended March 30, 2003 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

        Derivative Financial Instruments:    The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and six months ended March 28, 2004 and March 30, 2003, respectively, $1,247 and $1,200 and $2,467 and $2,284, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. At March 28, 2004, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.458% for a notional principal amount of $70,000 through July 2004, 3.974% for a notional principal amount of $70,000 from July 2004 through October 2005, 3.769% for a notional principal amount of $100,000 through August 2004 and 3.799% for a notional principal amount of $100,000 from August 2004 through November 2005. The derivative net loss on these contracts recorded in OCI at March 28, 2004 was an after-tax loss of $3,622.

        The Company periodically enters into forward and swap foreign exchange contracts, to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. Pretax derivative losses were recorded as an adjustment to earnings for forward and swap contracts settled at maturity of $0 and $0 for the three and six months ended March 28, 2004, and $0 and $11 for the three and six months ended March 30, 2003, respectively. At March 28, 2004, the Company had no such foreign exchange derivative contracts outstanding.

        The Company periodically enters into forward and swap foreign exchange contracts, to hedge the risk from inter-company loans. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the balance sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During the three and six months ended March 28, 2004, $23 and $118 of pretax derivative gains from such hedges were recorded as an adjustment to earnings. During the three and six months ended March 30, 2003, no such foreign exchange derivative activity occurred. At March 28, 2004, the Company had no such foreign exchange derivative contracts outstanding.

        The Company periodically enters into forward foreign exchange contracts, to hedge the risk from changes in fair value from unrecognized firm purchase commitments. These firm purchase commitments generally require the Company to exchange U.S. Dollars for foreign currencies. These hedge contracts are designated as fair value hedges with the fair value recorded in earnings on a pretax basis and as a hedge asset or liability, as applicable. To the extent effective, changes in the value of the forward contracts recorded in earnings will be offset by changes in the value of the hedged item, also recorded in earnings on a pretax basis and as an asset or liability, as applicable. Once the firm purchase commitment has been consummated, the firm commitment asset or liability balance will be reclassified as an addition to or subtraction from the carrying value of the purchased asset. During the three and six months ended March 28, 2004 and March 30, 2003, respectively, no such foreign exchange derivative activity occurred. At March 28, 2004, the Company had no such foreign exchange derivative contracts outstanding.

        The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. Pretax derivative gains (losses) were recorded as an adjustment to cost of sales for swap contracts settled at maturity of $636 and $868 for the three and six months ended March 28, 2004, and ($131) and ($349) for the three and six months ended March 30, 2003, respectively. At March 28, 2004, the Company had a series of such swap contracts outstanding through October 2004 with a contract value of $4,982. The derivative net gain on these contracts recorded in OCI at March 28, 2004 was an after-tax gain of $1,107.

2    INVENTORIES

        Inventories consist of the following:

	March 28, 2004	September 30, 2003
Raw material	$31,063	$60,732
Work-in-process	28,543	34,914
Finished goods	136,520	123,608

	$196,126	$219,254

3    ACQUIRED INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following:

	March 28, 2004			September 30, 2003
Amortized Intangible Assets:	Gross Carrying Amount	Accumulated Amortization	Net Intangible	Gross Carrying Amount	Accumulated Amortization	Net Intangible
Proprietary technology	$11,281	$707	$10,574	$10,421	$340	$10,081
Customer lists	1,781	305	1,476	1,781	210	1,571
Cumulative effect of translation			2,615			2,084

			$14,665			$13,736

Pension Intangibles
Under-funded pension	$2,469	$—	$2,469	$2,405	$—	$2,405

Unamortized Intangible Assets
Trade names balance as of beginning of the period	$218,642	$4,875	$213,767	$90,000	$4,875	$85,125
Trade name purchase price allocation during the period	159,000	—	159,000	—	—	—
Trade name acquired during the period	—	—	—	128,642	—	128,642

Subtotal			372,767			213,767
Cumulative effect of translation			29,068			22,962

Trade names balance as of end of period			$401,835			$236,729

Goodwill	North America	Latin America	Europe/ROW	Total
Balance as of September 30, 2003, net	$285,418	$37,876	$75,086	$398,380
Goodwill recognized during the period	758	—	4,164	4,922
Purchase price allocation during the period	(159,860)	—	—	(159,860)
Effect of translation	—	284	2,959	3,243

Balance as of March 28, 2004, net	$126,316	$38,160	$82,209	$246,685

        During 2003, the Company completed the acquisition of substantially all of the consumer battery business of VARTA AG and the acquisition of Remington Products Company, L.L.C. The Company recognized intangible assets associated with the VARTA acquisition, including proprietary manufacturing technology, customer lists, and VARTA trade name intangibles. There was no allocation for the Remington trade name or other intangibles made in the Condensed Consolidated Balance Sheet as of September 30, 2003, as valuations relating to Remington had not been completed. During the six months ended March 28, 2004, the Company allocated a portion of the Remington purchase price to unamortizable and amortizable intangible assets. The allocation consisted of $159,000 to the Remington trade name and $860 to various patented proprietary technology. The Company also recognized goodwill with both the VARTA and Remington acquisitions. The purchase price allocation of the Remington acquisition is not yet finalized as the Company is finalizing valuations of property, plant and equipment, inventory, and integration initiatives. Future allocations of the Remington purchase price may impact the amount and segment allocation of goodwill. See also footnote 10, Acquisitions, for additional discussion on the Remington acquisition.

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

        Pursuant to the requirements of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual impairment test of its non-Remington goodwill and its unamortized intangibles in the first quarter of 2004. The fair value of each of the Company's reporting units was determined using a discounted cash flow methodology and these impairment tests indicated the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment was recorded.

        The amortization expense for the three and six months ended March 28, 2004 and March 30, 2003 is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Amortized intangible assets	$258	$23	$474	$86

        The Company's annual amortization expense estimates for the next five fiscal years incorporate the Remington purchase price allocation for the patented technology assets. The Company estimates annual amortization expense for the next five fiscal years (at March 28, 2004 exchange rates) will approximate $950 per year. The purchase price allocation for the Remington acquisition has not yet been finalized; consequently, changes in the purchase price allocation could impact estimates of future amortization expense.

4    OTHER COMPREHENSIVE INCOME

        Comprehensive income and the components of other comprehensive income for the three and six months ended March 28, 2004 and March 30, 2003 are as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Net income (loss)	$2,602	$282	$24,801	$(303)
Other comprehensive income:
Foreign currency translation	(2,627)	(1,581)	7,202	1,792
Adjustment of additional minimum pension liability	133	—	133	—
Net unrealized loss on available-for-sale securities	—	—	—	(110)
Reclassification adjustment for losses included in net income	—	—	—	250
Net unrealized gain (loss) on derivative instruments	29	(31)	1,702	(737)

Comprehensive income (loss)	$137	$(1,330)	$33,838	$892

        Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of shareholders' equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and six months ended March 28, 2004 and March 30, 2003 were primarily attributable to the impact of translation of net assets of our European operations, primarily denominated in Euros and Pounds Sterling.

5    NET INCOME PER COMMON SHARE

        Net income per common share for the three and six months ended March 28, 2004 and March 30, 2003 is calculated based upon the following shares:

	Three Months		Six Months
	2004	2003	2004	2003
Basic	33,096	31,797	32,637	31,799
Effect of restricted stock and assumed conversion of options	373	677	1,066	—

Diluted	33,469	32,474	33,703	31,799

        The effect of restricted stock and unexercised stock options of approximately 695 thousand shares outstanding for the six months ended March 30, 2003 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

6    DEBT

        Outstanding debt consists of the following:

	March 28, 2004	September 30, 2003
Revolving credit facility	$900	$—
Euro term A loan facility	—	49,563
Euro term B loan facility	—	139,067
Euro term C loan facility	151,644	—
Term B loan facility	—	317,000
Term C loan facility	257,000	—
Series B Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	5,424
Series D Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	50,586
Senior Subordinated Notes, due September 30, 2013, with interest at 8 1/2% payable semi-annually	350,000	350,000
Capital leases and other notes and obligations	32,068	31,752

	791,612	943,392
Less current maturities	11,725	72,852

Long-term debt	$779,887	$870,540

        During the six months ended March 28, 2004, the Company redeemed the remaining $56,010 of Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington. The notes were redeemed with the cash remaining following our debt offering of $350,000 of 8.5% Senior Subordinated Notes issued in connection with the acquisition of Remington.

        In addition, during the six months ended March 28, 2004, the Company made payments of $60,000 on our Term B facility using a combination of cash remaining following our debt offering of our Senior Subordinated Notes and cash generated from our operating activities. The payments satisfied principal obligations that would have matured in 2004, 2005, 2006, 2007, 2008 and 2009. Also during the six months ended March 28, 2004, the Company made payments of $45,320 on our Euro Term Loan facilities using cash generated from our operating activities. The payments satisfied principal obligations that would have matured in 2004, 2005, 2006, 2007, 2008 and 2009.

        Also, during the six months ended March 28, 2004, the Third Amended and Restated Credit Agreement was amended ("Fourth Amendment") primarily to (i) reduce the fixed rate portion of interest ("Rate Margins") paid to lenders on our term loans, (ii) permit the Company to request from time to time that lenders increase their individual term loan commitments up to a cumulative aggregate of $150,000 or its equivalent (each lender having the discretion to decline for their individual situation in which case the Company could invite new lenders as necessary to achieve the total amount requested), and (iii) permit the Company to incur liens on property of Remington Australia, Remington New Zealand and Remington Ireland to secure local indebtedness otherwise permitted under the agreement.

        The reduction of the Rate Margins was achieved by replacing the outstanding €36,000 six-year amortizing and €95,750 seven-year amortizing Term Loans with a €131,750 seven-year amortizing Term Loan and the outstanding $257,000 seven-year amortizing Term Loan with a $257,000 seven-year amortizing Term Loan. Interest on the Euro-denominated Term Loan is Euro-denominated LIBOR plus a fixed 3.00% margin per annum (5.07% at March 28, 2004). Interest on the Dollar-denominated Term Loan is, at the Company's option, at the Base Rate plus a fixed 1.50% margin (not applicable at March 28, 2004) or Dollar-denominated LIBOR plus a fixed 2.50% margin per annum (3.61% at March 28, 2004). The new term loans expire in September 2009.

        The term facilities, as amended in the Fourth Amendment, provide for quarterly amortization over their remaining terms (using the March 28, 2004 exchange rate of the Dollar to the Euro of 1.21315 to 1) totaling approximately $3,012 in 2005, $4,182 in 2006 and 2007, $45,267 in 2008 and $352,001 in 2009.

        At March 28, 2004, the Company had committed credit facilities comprised of Senior Credit Facilities and Senior Subordinated Notes of approximately $927 million (using the March 28, 2004 exchange rate of the Dollar to the Euro of 1.21315 to 1), of which approximately $155 million remains available as of March 28, 2004.

        At March 28, 2004, the Company was in compliance with all covenants associated with our approximately $577 million Senior Credit Facility (using the March 28, 2004 exchange rate of the Dollar to the Euro of 1.21315 to 1) and our $350 million of Senior Subordinated Notes. In addition, we were required under our Senior Credit Facility, the Third Amended and Restated Credit Agreement, as amended, to transform the Company's German subsidiary, VARTA Geratebatterie, from a GmbH legal structure to a KGaA legal structure (the "Transformation") on or before March 31, 2004. The Company completed the Transformation during the three months ended December 28, 2003.

7    COMMITMENTS AND CONTINGENCIES

        Commitments and Contingencies:    In March 1998, the Company entered into an agreement to purchase certain equipment and to pay annual royalties. In connection with this 1998 agreement, which supersedes previous agreements dated December 1991, and March 1994, the Company committed to pay royalties of $2,000 in 1998 and 1999, $3,000 in 2000 through 2002, and $500 in each year thereafter, as long as the related equipment patents are enforceable (until 2022). In December 2002, this agreement was modified such that royalty payments in 2003 through 2022 will be $250.

        The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of $5,379, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operation, liquidity, or cash flow of the Company.

        The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes shareholder lawsuits, trademark infringement litigation initiated by Koninklijke Philips Electrics N.V. in several European countries with regard to rotary shavers, patent infringement claims by the Gillette Company and its subsidiary Braun Gmbh, and a lawsuit alleging misleading advertising, filed by Norelco

Consumer Products Company against the Company's subsidiary, Remington Products Company, L.L.C. In the opinion of management, it is either not probable, or premature to determine, whether such contingent liabilities will have a material adverse effect on the financial condition, results of operation, liquidity or cash flow of the Company. The Company is finalizing integration initiatives associated with the acquisition of Remington.

        On March 26, 2004, the Company announced it reached an agreement in principle to settle the shareholder lawsuits, pending approval by the court. Under the terms of the proposed settlement, the Company's obligation is approximately $750. The obligation was reflected in our Condensed Consolidated Statements of Operations in general and administrative expenses for the three and six months ended March 28, 2004 and in our Condensed Consolidated Balance Sheet as of March 28, 2004 in accrued liabilities, and did not have a significant impact on our financial condition, results of operation, liquidity, or cash flow of the Company.

        Employee Benefit Plans:    The Company has various defined benefit pension plans covering substantially all of its employees in the United States and certain employees in other countries. Plans generally provide benefits of stated amounts for each year of service. The Company's practice is to fund pension costs at amounts within the acceptable ranges established by the Employee Retirement Income Security Act of 1974, as amended.

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

        The Company has adopted the interim-period disclosure requirements of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 132 (revised 2003), Employer's Disclosures about Pension and Other Post Retirement Benefits. The provisions of Statement No. 132, as revised, require additional disclosures to those in the original Statement No. 132 about assets, obligations, cash flows, and net periodic pension benefit cost of defined benefit plans and other defined benefit post retirement plans.

        The Company's results of operations for the three and six months ended March 28, 2004 and March 30, 2003, respectively, reflect the following pension benefit and deferred compensation costs.

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation cost
	2004	2003	2004	2003
Service cost	$465	$370	$929	$743
Interest cost	992	868	1,984	1,736
Expected return on assets	(546)	(570)	(1,093)	(1,141)
Amortization of prior service cost	72	94	144	187
Amortization of transition obligation	11	11	22	22
Loss on curtailments	—	—	—	702
Recognized net actuarial loss	193	122	386	244

Net periodic benefit cost	$1,187	$895	$2,372	$2,493

	Three Months		Six Months
Pension and deferred compensation contributions
	2004	2003	2004	2003
Contributions made during period	$686	$1,098	$1,193	$1,411

8    RESTRUCTURING AND RELATED CHARGES

        The Company reports restructuring charges relating to manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring and related initiatives implemented.

        The Company reports restructuring and related charges relating to administrative functions in operating expenses, such as, initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented.

        On January 13, 2004, the Company committed to and announced a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. These initiatives include: integrating all of Remington's North America administrative services, marketing, sales, and customer service functions into our North America headquarters in Madison, Wisconsin; moving Remington's Bridgeport, Connecticut manufacturing facility to our Portage, Wisconsin manufacturing location; creation of a global product development group in our technology center in Madison, Wisconsin; closing Remington's Service Center stores in the United States and the United Kingdom; consolidating Remington's and our distribution centers; and moving our corporate headquarters to Atlanta, Georgia. The Company also announced in January our integration initiatives in Europe that will combine our sales and marketing organizations throughout continental Europe.

        During the six months ended March 28, 2004, restructuring and related charges included in cost of goods sold of approximately ($1,100) include amounts related to a North America change in estimate associated with inventory impairments resulting in a reduction to previously established inventory obsolescence estimates of approximately $1,100. These initiatives are now completed and the change in estimate is reflected in the 2003 Restructuring Summary.

        During the six months ended March 28, 2004, restructuring and related charges included in operating expenses of approximately $6,000 include amounts related to: (i) North America restructuring initiatives of approximately $2,300 impacting selling, marketing, and administrative functions reflecting termination benefits, (ii) European integration initiatives of approximately $700 reflecting termination benefits, (iii) charges related to pre-acquisition executive compensation agreements with certain Remington employees of approximately $2,800, and (iv) other expenses associated with the Company's relocation to its new headquarters in Atlanta, Georgia of approximately $200.

2004 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$1,100	$—	$1,100

Balance December 28, 2003	1,100	—	1,100
Expense accrued	4,800	—	4,800
Expense as incurred	—	100	100
Cash expenditures	(3,200)	(100)	(3,300)

Balance March 28, 2004	$2,700	$—	$2,700

        During the six months ended March 30, 2003, restructuring and related charges included in cost of goods sold of approximately $11,300 include amounts related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses of approximately $500, (ii) the closure of operations at the Company's Madison, Wisconsin packaging facility and combination with the Company's Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $2,700, including non cash pension curtailment costs of approximately $700, fixed asset and inventory impairments of approximately $1,600, and relocation expenses and other shutdown related expenses of approximately $400, and (iii) a series of restructuring initiatives impacting the Company's manufacturing functions in Europe and North America resulting in charges of approximately $2,400, including termination benefits of approximately $1,400 and inventory and asset impairments of approximately $1,000.

        During the six months ended March 30, 2003, restructuring and related charges included in operating expenses of approximately $9,200 include amounts related to: (i) North America and Corporate restructuring initiatives of approximately $6,000 impacting selling, marketing, and administrative functions, including termination benefits of approximately $4,900, research and development contract termination costs of approximately $500, fixed asset impairments of approximately $300 associated with the relocation to the Company's new combined leased distribution and packaging facility in Dixon, Illinois, and other expenses of approximately $300, (ii) European integration initiatives of approximately $1,100, including approximately $600 of termination benefits, assets impairments of approximately $200, and other expenses of approximately $300, and (iii) Latin America integration initiatives of $2,100, primarily reflecting termination benefits associated with the integration of our Mexico and Colombia businesses.

2003 Restructuring Summary

	Termination Benefits	Other Costs	Total
Balance September 30, 2003	$3,200	$6,000	$9,200
Cash expenditures	(1,200)	(200)	(1,400)
Non cash charges	—	(3,200)	(3,200)

Balance December 28, 2003	2,000	2,600	4,600
Change in estimate	—	(1,100)	(1,100)
Cash expenditures	(600)	—	(600)

Balance March 28, 2004	$1,400	$1,500	$2,900

9    SEGMENT RESULTS

        The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Europe/Rest of World ("Europe/ROW") includes continental Europe, the United Kingdom, and all other countries in which the Company does business; Latin America includes Mexico, Central America, South America and the Caribbean.

        The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, hearing aid, and other specialty batteries throughout the world. The Company also designs and markets lighting products, electric shavers and accessories, electric grooming products, and hair care appliances. All of these product lines are generally sold in North America and Europe/ROW. Latin America sales have historically been derived primarily from zinc carbon and alkaline batteries.

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

        The reportable segment assets do not include cash, tax assets or liabilities, investments, and current and long-term intercompany receivables. All capital expenditures relate to reportable segments. Variable allocations of assets are not made for segment reporting.

        Segment information for the three and six months ended March 28, 2004 and March 30, 2003 is as follows:

	Three Months		Six Months
	2004	2003	2004	2003
Net sales from external customers
North America	$114,501	$78,601	$348,305	$185,677
Europe/ROW	132,676	97,939	316,657	216,641
Latin America	30,846	25,727	67,071	60,171

Total segments	$278,023	$202,267	$732,033	$462,489

	Three Months		Six Months
	2004	2003	2004	2003
Inter segment net sales
North America	$29,652	$7,796	$53,184	$15,681
Europe/ROW	5,130	3,195	8,237	6,111
Latin America	3	—	95	—

Total segments	$34,785	$10,991	$61,516	$21,792

	Three Months		Six Months
	2004	2003	2004	2003
Segment profit
North America	$19,728	$11,033	$53,595	$30,709
Europe/ROW	20,328	9,610	53,134	25,604
Latin America	3,676	2,279	6,110	5,846

Total segments	43,732	22,922	112,839	62,159
Corporate expense	17,394	8,991	35,729	22,295
Restructuring and related charges	3,795	5,146	4,895	20,536
Interest expense	16,073	9,500	33,424	19,602
Non-operating expense	—	—	—	3,072
Other income, net	(471)	(1,170)	(1,733)	(2,857)

Income (loss) from continuing operations before income taxes	$6,941	$455	$40,524	$(489)

	March 28, 2004	September 30, 2003
Segment assets
North America	$567,133	$625,463
Europe/ROW	542,221	537,400
Latin America	205,816	203,909

Total segments	1,315,170	1,366,772
Corporate	168,666	209,720

Total assets at period end	$1,483,836	$1,576,492

10    ACQUISITIONS

        On September 30, 2003, the Company acquired all of the equity interests of Remington Products Company, L.L.C. Remington is a leading consumer products company focusing on the development and marketing of electric personal care products. Remington designs and distributes electric shavers and accessories, grooming products, hair care appliances and other small electrical consumer products.

        Supplemental Pro Forma information:    The following reflects the Company's pro forma results had the results of the Remington business been included for the Fiscal 2003 three and six month periods. The amounts included for Remington for the Fiscal 2003 Three Months and Fiscal 2003 Six Months reflect net sales and net income, including the Remington Service Centers, which are reflected as discontinued operations in the three and six months ended March 28, 2004. The pro forma adjustments include amortization expense associated with amortizable intangible assets balances of approximately $860, which are being amortized over an estimated useful life of 14 years. See footnote 3, Intangible Assets, for additional information on the Remington acquisition and the purchase price allocation.

	Three Months		Six Months
	2004	2003	2004	2003
Net sales
Reported net sales	$278,023	$202,267	$732,033	$462,489
Pro forma adjustments	—	47,736	—	209,789

Pro forma net sales	$278,023	$250,003	$732,033	$672,278

Income from continuing operations
Reported income (loss) from continuing operations	$4,303	$282	$25,125	$(303)
Pro forma adjustments	—	(3,426)	—	5,751

Pro forma income (loss) from continuing operations	$4,303	$(3,144)	$25,125	$5,448

Basic Earnings Per Share
Reported income (loss) from continuing operations	$0.13	$0.01	$0.77	$(0.01)
Pro forma adjustments	—	(0.09)	—	0.18

Pro forma income (loss) from continuing operations	$0.13	$(0.10)	$0.77	$0.17

Diluted Earnings Per Share
Reported income (loss) from continuing operations	$0.12	$0.01	$0.75	$(0.01)
Pro forma adjustments	—	(0.09)	—	0.18

Pro forma income (loss) from continuing operations	$0.12	$(0.10)	$0.75	$0.17

        Pro forma diluted earnings per share for the three months ended March 30, 2003, exclude the effect of restricted stock and unexercised stock options of approximately 677 thousand shares, which were outstanding during the three-month period. The effect of restricted stock and unexercised stock options was excluded due to the anti-dilutive impact on the Company's pro-forma loss from continuing operations.

        Pro forma diluted earnings per share for the six months ended March 30, 2003, include the effect of restricted stock and unexercised stock options of approximately 695 thousand shares, which were outstanding during the six-month period. The effect of restricted stock and unexercised stock options had previously been excluded due to the anti-dilutive impact on the Company's reported loss from continuing operations.

        See footnote 12, Subsequent Events, for additional information on acquisitions completed subsequent to March 28, 2004.

11    SHAREHOLDERS' EQUITY

        During the six months ended March 28, 2004, the Company issued approximately 435 thousand shares of restricted stock to certain members of management. Approximately 24 thousand shares will vest over the one-year period ending September 30, 2004, approximately 381 thousand shares will vest over the three-year period ending September 30, 2006 provided the recipient is still employed by the Company, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company's performance during the three-year period. The remaining 30 thousand shares will vest over the three-year period ending between January 2 and February 2, 2007 provided the recipient is still employed by the Company, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company's performance during the three-year period.

        The total market value of the restricted shares on date of grant was approximately $6,808 and has been recorded as unearned restricted stock compensation, a separate component of shareholders' equity. In addition, the Company recognized an increase in unearned restricted stock compensation of approximately $2,310 reflecting the increase in the value of the performance-based shares from the grant dates to March 28, 2004. Unearned compensation is being amortized to expense over the appropriate vesting period. During the six months ended March 28, 2004, approximately seven of the shares vesting over the three-year period ending September 30, 2006 were forfeited.

        Also during the six months ended March 28, 2004, the Company issued approximately 1,394 thousand shares of common stock resulting from the exercise of stock options with an aggregate cash exercise value of approximately $15,405. The Company also recognized a tax benefit of approximately $6,998 associated with the exercise of these stock options, which also increased Additional paid-in capital.

        The Company granted approximately 274 thousand stock options during the six months ended March 28, 2004, with exercise prices ranging between $14.60 and $20.18. All grants were at an exercise price equal to the market price of the stock on the date of the grant.

12    SUBSEQUENT EVENTS

Acquisition of Ningbo Baowang

        On January 19, 2004, the Company announced it signed an agreement to acquire an 85 percent equity interest in Ningbo Baowang Battery Company of Ninghai, China. The remaining 15 percent equity interest in the operation will continue to be held by Ningbo Baowang Investment Company and the founder/general manager of Ningbo Baowang. The transaction closed on March 31, 2004, with the Company's purchase price of approximately $24.0 million financed with cash in escrow at March 28, 2004 of approximately $17.0 million and assumption of debt of approximately $7.0 million.

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

        The Company estimates the acquisition will have minimal impact on earnings in fiscal 2004 and be accretive thereafter.

13    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        In connection with the acquisition of Remington, we completed a debt offering of $350,000 of 8.5% Senior Subordinated Notes due in 2013. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, including ROV Holding, Inc. and Remington Products L.L.C. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc. and Remington Products L.L.C.

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

        On March 29, 2004, Remington Products Company L.L.C. (a guarantor subsidiary) merged with Rayovac Corp. (the parent company). As a result of the merger, the results of operations, cash flows, and balance sheet of Remington Products Company L.L.C. will be included with Rayovac Corp. starting with the Company's fiscal quarter ending June 27, 2004.

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

March 28, 2004

(Unaudited)

(In thousands, except per share amounts)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents, including cash in escrow of $17,133, $0, $0, respectively	$21,003	$2,672	$10,659	$—	$34,334
Receivables, net	176,798	224,276	258,821	(400,142)	259,753
Inventories	49,781	37,753	112,386	(3,794)	196,126
Prepaid expenses and other	34,711	10,221	40,750	1,848	87,530

Total current assets	282,293	274,922	422,616	(402,088)	577,743

Property, plant and equipment, net	63,965	8,912	71,083	—	143,960
Goodwill	31,389	101,916	112,700	680	246,685
Intangible assets, net	87,950	159,829	171,378	(188)	418,969
Deferred charges and other	104,845	71	19,833	(55,650)	69,099
Debt issuance costs	27,380	—	—	—	27,380
Investments in subsidiaries	701,081	463,806	—	(1,164,887)	—

Total assets	$1,298,903	$1,009,456	$797,610	$(1,622,133)	$1,483,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$116,750	$73	$10,051	$(115,149)	$11,725
Accounts payable	59,318	265,419	94,067	(284,358)	134,446
Accrued liabilities	51,864	23,607	116,272	—	191,743

Total current liabilities	227,932	289,099	220,390	(399,507)	337,914

Long-term debt, net of current maturities	757,987	6	64,982	(43,088)	779,887
Employee benefit obligations, net of current portion	30,909	—	33,514	—	64,423
Other	24,949	13,259	14,921	(12,560)	40,569

Total liabilities	1,041,777	302,364	333,807	(455,155)	1,222,793

Shareholders' equity:
Common stock	638	1	12,366	(12,367)	638
Additional paid-in capital	216,838	498,462	347,624	(845,968)	216,956
Retained earnings	191,326	208,436	104,974	(315,232)	189,504
Accumulated other comprehensive (loss) income	(9,041)	193	(1,161)	6,589	(3,420)
Notes receivable from officers/shareholders	(3,605)	—	—	—	(3,605)

	396,156	707,092	463,803	(1,166,978)	400,073
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(8,960)	—	—	—	(8,960)

Total shareholders' equity	257,126	707,092	463,803	(1,166,978)	261,043

Total liabilities and shareholders' equity	$1,298,903	$1,009,456	$797,610	$(1,622,133)	$1,483,836

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Months Ended March 28, 2004

(Unaudited)

(In thousands, except per share amounts)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$78,724	$56,621	$172,856	$(30,178)	$278,023
Cost of goods sold	43,876	42,271	100,391	(30,218)	156,320
Restructuring and related charges	(1,247)	—	110	—	(1,137)

Gross profit	36,095	14,350	72,355	40	122,840
Operating expenses:
Selling	15,213	6,543	35,731	(90)	57,397
General and administrative	20,477	(2,890)	15,543	—	33,130
Research and development	3,509	1,017	312	—	4,838
Restructuring and related charges	2,448	1,471	1,013	—	4,932

	41,647	6,141	52,599	(90)	100,297

(Loss) income from continuing operations	(5,552)	8,209	19,756	130	22,543
Interest expense	15,533	7	533	—	16,073
Equity income	(11,994)	(1,702)	—	13,696	—
Other (income) expense, net	(3,444)	(889)	3,862	—	(471)

(Loss) income from continuing operations before income taxes	(5,647)	10,793	15,361	(13,566)	6,941
Income tax (benefit) expense	(8,446)	(2,973)	13,730	327	2,638

Income from continuing operations	2,799	13,766	1,631	(13,893)	4,303
(Loss) income from discontinued operations, net of tax	—	(1,772)	71	—	(1,701)

Net income	$2,799	$11,994	$1,702	$(13,893)	$2,602

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Six Months Ended March 28, 2004

(Unaudited)

(In thousands, except per share amounts)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$198,468	$195,951	$408,278	$(70,664)	$732,033
Cost of goods sold	119,575	130,935	238,161	(71,371)	417,300
Restructuring and related charges	(1,247)	—	110	—	(1,137)

Gross profit	80,140	65,016	170,007	707	315,870
Operating expenses:
Selling expense	42,525	36,592	79,902	(179)	158,840
General and administrative	38,444	(3,646)	34,845	—	69,643
Research and development	6,119	2,187	834	—	9,140
Restructuring and related charges	2,448	2,571	1,013	—	6,032

	89,536	37,704	116,594	(179)	243,655

(Loss) income from continuing operations	(9,396)	27,312	53,413	886	72,215
Interest expense	31,764	566	1,094	—	33,424
Equity income	(56,826)	(38,601)	—	95,427	—
Other expense (income), net	8,696	(1,401)	(9,028)	—	(1,733)

Income from continuing operations before income taxes	6,970	66,748	61,347	(94,541)	40,524
Income tax (benefit) expense	(17,272)	8,895	23,449	327	15,399

Net income from continuing operations	24,242	57,853	37,898	(94,868)	25,125
(Loss) income from discontinued operations, net of tax	—	(1,027)	703	—	(324)

Net income	$24,242	$56,826	$38,601	$(94,868)	$24,801

Condensed Consolidating Statement of Cash Flows

Six Months Ended March 28, 2004
(Unaudited)
(in thousands, except per share amounts)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by continuing operating activities	$(16,351)	$22,478	$76,442	$(67)	$82,502
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(4,693)	(360)	(4,552)	—	(9,605)
Payments for acquisitions, net of cash acquired	(981)	—	—	—	(981)

Net cash used by investing activities	(5,674)	(360)	(4,552)	—	(10,586)

Cash flows from financing activities:
Reduction of debt	(211,270)	(56,060)	662	—	(266,668)
Proceeds from debt financing	106,850	—	—	—	106,850
Extinguishment of debt	(1,002)	—	—	—	(1,002)
Debt issuance costs	(1,220)	—	—	—	(1,220)
Exercise of stock options	15,405	—	—	—	15,405
Proceeds from (advances related to) intercompany transactions	46,027	30,890	(76,917)	—	—
Other	(112)	—	—	—	(112)

Net cash used by financing activities	(45,322)	(25,170)	(76,255)	—	(146,747)

Net cash used by discontinued operations	—	(315)	—	—	(315)
Effect of exchange rate changes on cash and cash equivalents	8,334	—	(6,695)	67	1,706

Net decrease in cash and cash equivalents	(59,013)	(3,367)	(11,060)	—	(73,440)
Cash and cash equivalents, beginning of period	80,016	6,039	21,719	—	107,774

Cash and cash equivalents, end of period, including cash in escrow	$21,003	$2,672	$10,659	$—	$34,334

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        We are a global branded consumer products company with leading market positions in our two major product categories: consumer batteries and electric personal care products. We are a leading worldwide manufacturer and marketer of alkaline and zinc carbon batteries, the leading worldwide manufacturer and marketer of hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and a leading marketer of battery-powered lighting products. We are also a leading designer and marketer of electric shavers and accessories, electric grooming products and hair care appliances.

        We sell in over 120 countries through a variety of channels, including mass merchandisers, home centers and hardware stores, consumer electronics stores, warehouse clubs, food, drug and convenience stores, department stores, hearing aid professionals, industrial distributors and original equipment manufacturers ("OEMs"). We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years.

        Our financial performance is influenced by a number of factors including: general economic conditions, foreign exchange fluctuations, and trends in consumer markets; our overall product line mix, including sales prices and gross margins which vary by product line and geographic market; and our general competitive position, especially as impacted by our competitors' promotional activities and pricing strategies.

        Since our latest filing of our Annual Report on Form 10-K for the year ended September 30, 2003, we determined we would discontinue operations at our Remington Service Centers in the United States and the United Kingdom. For additional information on the changes related to our discontinued operations and Remington integration initiatives, see the discussion below under, Discontinued Operations and footnote 1, Significant Accounting Policies—Discontinued Operations.

        On January 13, 2004, we committed to and announced a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. These initiatives include: integrating all of Remington's North America administrative services, marketing, sales, and customer service functions into our North America headquarters in Madison, Wisconsin; moving Remington's Bridgeport, Connecticut manufacturing facility to our Portage, Wisconsin manufacturing location; creation of a global product development group in our technology center in Madison, Wisconsin; closing Remington's Service Center stores in the United States and the United Kingdom; consolidating Remington's and our distribution centers; and moving our corporate headquarters to Atlanta, Georgia. We also announced in January our integration initiatives in Europe that will combine our sales and marketing organizations throughout continental Europe.

        We expect to record pretax restructuring and integration charges of approximately $10.0 to $12.0 million in calendar 2004. Cash costs of the integration program, including purchase accounting costs, are expected to total $30.0 to $35.0 million. Cash savings related to these costs are projected to be in the range of $30.0 to $35.0 million when fully realized in fiscal 2005. The result of these initiatives is a reduction of approximately 500 positions, or approximately 10%, of the combined organization. See footnote 8, Restructuring and Related Charges, for additional discussion.

        On February 21, 2004, we entered into an agreement to purchase Microlite S.A. ("Microlite"), a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several strategically located sales and distribution centers throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand around the world. The acquisition is subject to various closing conditions and is anticipated to close in the third fiscal quarter of 2004. See Management's Discussion and

Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources, for additional discussion.

        On March 31, 2004, we consummated the acquisition of an 85 percent equity interest in Ningbo Baowang Battery Company of Ninghai, China. The final investment, which is subject to certain post-closing adjustments, is anticipated to be approximately $17.0 million in cash plus approximately $7.0 million of assumed debt. Ningbo Baowang, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. The company also exports its batteries to customers throughout North and South America, Europe and Asia. We estimate the acquisition will have minimal impact on earnings in fiscal 2004 and be accretive thereafter. See footnote 12, Subsequent Events, for additional discussion.

Fiscal Quarter and Six Months Ended March 28, 2004 Compared to Fiscal Quarter and Six Months Ended March 30, 2003

        Year over year historical comparisons are influenced by our September 30, 2003 acquisition of Remington, which is included in our current year Condensed Consolidated Statements of Operations but not prior year results. See footnote 10, Acquisitions, to our Condensed Consolidated Financial Statements for supplemental pro forma information providing additional year over year comparisons of the impacts of the Remington acquisition.

        During the six months ended March 28, 2004 (the "Fiscal 2004 Six Months"), we initiated the closing of the Remington Service Centers in the United States and United Kingdom, accelerating an initiative Remington began several years ago. The United States store closings were completed during the Fiscal 2004 Six Months and we anticipate the United Kingdom closings will occur during the third fiscal quarter of 2004. Consequently, the results of the Remington Service Centers for the three months ended March 28, 2004, (the "Fiscal 2004 Quarter"), and Fiscal 2004 Six Months are reflected in our Condensed Consolidated Statements of Operations as a discontinued operation. See footnote 1, Significant Accounting Policies—Discontinued Operations. As a result, and unless specifically stated, all discussions regarding our Fiscal 2004 Quarter and Fiscal 2004 Six Months reflect results for our continuing operations.

        Net Sales.    Our net sales for the Fiscal 2004 Quarter increased $75.7 million, or 37.4%, to $278.0 million from $202.3 million in the three months ended March 30, 2003 (the "Fiscal 2003 Quarter"). Net sales for the Fiscal 2004 Six Months increased $269.5 million, or 58.3%, to $732.0 million from $462.5 million in the six months ended March 30, 2003 (the "Fiscal 2003 Six Months"). The Remington acquisition contributed approximately $56.8 million and $217.9 million, respectively, to the sales increase in the Fiscal 2004 Quarter and Six Months. Favorable foreign exchange rates contributed approximately $13.4 and $35.4 million to the increase during the Fiscal 2004 Quarter and Six Months, respectively. Sales increases occurred in all geographic segments, as discussed in more detail below.

        Gross Profit.    Our gross profit margins for the Fiscal 2004 Quarter improved to 44.2% from 39.4% in the Fiscal 2003 Quarter. Excluding the impacts of restructuring and related charges, our gross profit margins were 43.8% in the Fiscal 2004 Quarter and 40.2% in the previous year. The improvement versus the previous year is primarily attributable to the impacts of the Remington acquisition, lower North America alkaline battery promotional spending, and our product line mix. Sales of our Remington product lines in the Fiscal 2004 Quarter were at more favorable gross profit margins than our general battery and lighting product lines. Excluding the impacts of the Remington acquisition and restructuring charges, our gross profit margins improved approximately 3.0 percentage points. The improvements in margin largely reflect cost improvements, VARTA integration initiatives implemented in the prior year, and generally lower alkaline battery promotional spending in North America following our launch of our 50% more alkaline battery packaging strategy late in Fiscal 2003.

        Our gross profit margins for the Fiscal 2004 Six Months improved to 43.1% from 37.4% in the Fiscal 2003 Six Months. Excluding the impacts of restructuring and related charges, our gross profit margins were 43.0% in the Fiscal 2004 Six Months and 39.9% in the previous year. The improvement versus the previous year is primarily attributable to the impacts of the Remington acquisition, lower North America alkaline battery promotional spending, and our product line mix. Sales of our Remington product lines in the Fiscal 2004 Six Months were at more favorable gross profit margins than our general battery and lighting product lines. Excluding the impacts of the Remington acquisition and restructuring charges, our gross profit margins improved approximately 1.4 percentage points. The improvements in margin largely reflect the same causal factors as those experienced above in our Fiscal 2004 Quarter.

        Operating Income.    Our operating income for the Fiscal 2004 Quarter increased $13.7 million to $22.5 million from $8.8 million in the Fiscal 2003 Quarter. The increase was primarily attributable to the impacts of the Remington acquisition, which contributed approximately $6.2 million of operating income, an increase in Europe/Rest of World ("Europe/ROW") profitability reflecting the impacts of our VARTA integration initiatives and the impacts of favorable foreign currency movements, an increase in profitability in Latin America reflecting the impacts of VARTA integration initiatives and stronger sales compounded by lower restructuring and related charges in the Fiscal 2004 Quarter of approximately $1.4 million versus the prior year, which related to the VARTA integration. These improvements in operating income were partially offset by increases in corporate expenses, all of which are discussed in more detail below.

        Our operating income for the Fiscal 2004 Six Months increased $52.9 million to $72.2 million from $19.3 million in the Fiscal 2003 Six Months. The increase was primarily attributable to the impacts of the Remington acquisition, which contributed approximately $34.4 million of operating income, an increase in Europe/ROW profitability reflecting the impacts of our VARTA integration initiatives and the impacts of favorable foreign currency movements and lower restructuring and related charges in the Fiscal 2004 Six Months of approximately $15.6 million versus the prior year. These improvements in operating income were partially offset by increases in corporate expenses, all of which are discussed in more detail below.

        Income from Continuing Operations.    Our income from continuing operations for the Fiscal 2004 Quarter increased $4.0 million to $4.3 million from income of $0.3 million in the same period last year. The Fiscal 2004 Quarter increase was due to the improvements in operating income discussed above partially offset by an increase in interest expense of $4.1 million, after tax, reflecting the financing costs associated with the Remington acquisition.

        Our income from continuing operations for the Fiscal 2004 Six Months increased $25.4 million to $25.1 million from a loss of 0.3 million in the same period last year. The Fiscal 2004 Six Months increase was due to the improvements in operating income discussed above, the presence of non-operating expenses of $1.9 million, after tax, in the Fiscal 2003 Six Months reflecting the write-off of unamortized debt issuance costs partially offset by an increase in interest expense of $8.6 million, after tax, reflecting the financing costs associated with the Remington acquisition.

        Discontinued Operations.    Our loss from discontinued operations of $1.7 million for the Fiscal 2004 Quarter and $0.3 million for the Fiscal 2004 Six Months reflects the operating results of our Remington Service Centers. Net sales from discontinued operations were approximately $6.9 million and $20.6 million, respectively, with losses from discontinued operations, net of tax, of $1.7 million and $0.3 million, respectively, for the Fiscal 2004 Quarter and Six Months. Service Centers in the United States were closed during the Fiscal 2004 Quarter and we anticipate the United Kingdom Service Centers will be closed during the third fiscal quarter.

        Segment Results.    The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Europe/ROW includes continental Europe, the United Kingdom, and all other countries in which we do business; Latin America includes Mexico, Central America, South America, and the Caribbean.

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

North America

	Fiscal Quarter		Six Months
	2004	2003	2004	2003
Net sales from external customers	$114.5	$78.6	$348.3	$185.7
Segment profit	19.7	11.0	53.6	30.7
Segment profit as a % of net sales	17.2%	14.0%	15.4%	16.5%
Assets as of March 28, 2004 and September 30, 2003	$567.1	$625.5	$567.1	$625.5

        Our sales to external customers in the Fiscal 2004 Quarter increased $35.9 million to $114.5 million from $78.6 million the previous year due primarily to the impacts of the Remington acquisition, which contributed approximately $34.6 million, and increases in rechargeable alkaline, zinc carbon, and hearing aid battery sales offset by weakness in alkaline battery and lighting product sales. Rechargeable battery sales increases of 40% were associated with the IC-3 rechargeable battery system launch, which was launched in the fourth quarter of Fiscal 2003, with zinc carbon increases of 50% attributable to expanded distribution with a major retailer. Hearing aid battery sales increases of 8% reflected new distribution with a retailer. Alkaline sales decreases of 3% were primarily attributable to lower volumes due to timing of shipments and our lower sales in the government channel compared to last year when sales spiked during the orange terror alert. These declines were partially offset by lower promotional spending as the Fiscal 2003 Quarter reflected retailer markdown monies of approximately $1.6 million associated with the rollout of our 50% more alkaline battery packaging strategy. Lighting products sales decreases of 13% primarily reflect volume declines primarily attributable to the presence of low margin sales in the previous year and lost retail space.

        Our sales to external customers in the Fiscal 2004 Six Months increased $162.6 million to $348.3 million from $185.7 million the previous year due primarily to the impacts of the Remington acquisition, which contributed approximately $147.1 million, and increases in all general battery categories offset by weakness in lighting product sales. General battery sales increases of 16% reflect rechargeable battery sales increases of 28% associated with the IC-3 rechargeable battery system launch, zinc carbon increases of 19% reflect our expanded distribution at a major retailer, and alkaline increases of 14% reflect our strong holiday season and lower promotional spending as the Fiscal 2003 Six Months reflected retailer markdown monies of approximately $1.6 million associated with the rollout of our 50% more alkaline battery packaging strategy and higher promotional spending during the previous year's holiday season. Lighting products sales decreases of 10% primarily reflect volume declines in retail trade channels.

        Our profitability in the Fiscal 2004 Quarter increased $8.7 million to $19.7 million from $11.0 million the previous year. The increase in profitability primarily reflects the impacts of the Remington acquisition, which contributed approximately $7.2 million, the impacts of sales increases associated with our battery business and a decrease in advertising expenses due to our change in accounting policy in the first quarter of Fiscal 2004. The impact of our change in our advertising accounting policy is more fully described in footnote 1, Significant Accounting Policies—Change in Accounting Policy. Our profitability margins increased to 17.2% from 14.0% in the same quarter last year, due to the benefits of the Remington acquisition, lower alkaline promotional spending, and lower advertising expense.

        Our profitability in the Fiscal 2004 Six Months increased $22.9 million to $53.6 million from $30.7 million the previous year. The increase in profitability primarily reflects the impacts of the Remington acquisition, which contributed approximately $27.9 million, and the impacts of sales increases associated with our battery business offset by an increase in advertising expenses due to our change in accounting policy in the first quarter of Fiscal 2004. Our profitability margins decreased to 15.4% from 16.5% in the previous year, primarily due to the benefits of the Remington business which has higher margins than our alkaline and lighting products business offset by higher advertising expenses as a percentage of sales.

        Our assets in the Fiscal 2004 Six Months decreased $58.4 million to $567.1 million from $625.5 million at September 30, 2003. The decrease in assets is primarily attributable to seasonal changes in receivables and inventories due to the impacts of our holiday sales. Intangible assets are approximately $288.8 million and primarily relate to the Remington acquisition. The purchase price allocation for the Remington acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets. The purchase price allocation will be finalized by the end of the fiscal year.

Europe/ROW

	Fiscal Quarter		Six Months
	2004	2003	2004	2003
Net sales from external customers	$132.7	$97.9	$316.7	$216.6
Segment profit	20.3	9.6	53.1	25.6
Segment profit as a % of net sales	15.3%	9.8%	16.8%	11.8%
Assets as of March 28, 2004 and September 30, 2003	$542.2	$537.4	$542.2	$537.4

        Our sales to external customers in the Fiscal 2004 Quarter increased $34.8 million, or 35.5%, to $132.7 million from $97.9 million the previous year primarily due to the impacts of the Remington acquisition and favorable foreign currency movements. The Remington acquisition contributed approximately $22.2 million to the sales increase with the balance of the increase primarily attributable to the impact of foreign currency exchange rates as the strengthening Euro and Pound Sterling versus the U.S. Dollar favorably impacted sales. Sales also reflected strong rechargeable alkaline, hearing aid, and lighting products sales reflecting expanded distribution partially offset by softness in zinc carbon sales attributable to the general market trend toward alkaline batteries.

        Our sales to external customers in the Fiscal 2004 Six Months increased $100.1 million, or 46.2%, to $316.7 million from $216.6 million the previous year primarily due to the impacts of the Remington acquisition and favorable foreign currency movements. The Remington acquisition contributed approximately $70.8 million to the sales increase with the balance of the increase primarily attributable to the impact of foreign currency exchange rates favorably impacting sales. Sales volumes reflected strong alkaline and lighting products sales reflecting expanded distribution partially offset by softness in zinc carbon sales compounded by weakness in photo battery sales.

        Our profitability in the Fiscal 2004 Quarter increased $10.7 million to $20.3 from $9.6 million the previous year. The profitability increase was primarily driven by the impacts of the Remington acquisition, which contributed approximately $3.3 million, gross profit margin expansion reflecting a favorable product line mix, the benefits of VARTA integration initiatives implemented in Fiscal 2003 and the favorable impacts of foreign currency exchange rates. Profitability as a percent of net sales increased from 9.8% in the Fiscal 2003 Quarter to 15.3% in the Fiscal 2004 Quarter primarily reflecting the impact of improved gross profit margins resulting from the impacts of the VARTA integration initiatives and the benefits of higher margins associated with our Remington products partially offset by an increase in operating expenses as a percentage of sales reflecting higher advertising and administrative expenses.

        Our profitability in the Fiscal 2004 Six Months increased $27.5 million to $53.1 from $25.6 million the previous year. The profitability increase was primarily driven by the impacts of the Remington acquisition, which contributed approximately $16.0 million, gross profit margin expansion reflecting a favorable product line mix, the benefits of VARTA integration initiatives implemented in Fiscal 2003 and the favorable impacts of foreign currency movements. Profitability as a percent of net sales increased from 11.8% in the Fiscal 2003 Six Months to 16.8% in the Fiscal 2004 Six Months due to the same causal factors described above for the Fiscal 2004 Quarter.

        Our assets in the Fiscal 2004 Six Months increased $4.8 million to $542.2 million from $537.4 million at September 30, 2003. The increase primarily reflects the impacts of foreign currency exchange rates partially offset by a seasonal reduction in receivables and inventories. Intangible assets are approximately $253.5 million and primarily relate to the VARTA acquisition. The purchase price allocation for the Remington acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets. The purchase price allocation will be finalized by the end of the fiscal year.

Latin America

	Fiscal Quarter		Six Months
	2004	2003	2004	2003
Net sales from external customers	$30.8	$25.7	$67.1	$60.2
Segment profit	3.7	2.3	6.1	5.8
Segment profit as a % of net sales	12.0%	8.9%	9.1%	9.6%
Assets as of March 28, 2004 and September 30, 2003	$205.8	$203.9	$205.8	$203.9

        Our sales to external customers in the Fiscal 2004 Quarter increased $5.1 million, or 19.8%, to $30.8 million from $25.7 million in the previous year. Our sales to external customers in the Fiscal 2004 Six Months increased $6.9 million, or 11.5%, to $67.1 million from $60.2 million in the previous year. Sales increases in the Fiscal 2004 Quarter and Six Months reflect increases in alkaline and zinc carbon battery sales primarily attributable to volume gains associated with our Mexico, Argentina, and Chilean operations, and improving political and economic conditions favorably impacting our Andean operations, partially offset by the unfavorable impacts of foreign currency exchange rates. The Remington acquisition did not have an impact on the Latin America segment.

        Our profitability in the Fiscal 2004 Quarter increased $1.4 million to $3.7 million from $2.3 million in the previous year and in the Fiscal 2004 Six Months increased $0.3 million to $6.1 million. The profitability increases primarily reflect stronger sales and the benefits of our VARTA integration initiatives implemented in the previous year. Our profitability margins in the Fiscal 2004 Quarter increased to 12.0% from 8.9% in the same period last year due to improvements in gross profit margins and operating expense decreases as a percentage of sales attributable to VARTA integration initiatives. Profitability margins in the Fiscal 2004 Six Months were relatively unchanged from the previous year.

        Our assets in the Fiscal 2004 Six Months increased $1.9 million to $205.8 million from $203.9 million at September 30, 2003 and reflect intangible assets of approximately $123.5 million. There were no significant changes in assets during the Fiscal 2004 Six Months.

        Corporate Expense.    Our corporate expenses in the Fiscal 2004 Quarter increased $8.4 million to $17.4 million from $9.0 million in the previous year. The increase in expense is primarily due (i) a general increase in Remington integration expenses and other costs, (ii) an increase in compensation and incentive expenses of approximately $4.0 million, (iii) an increase in legal and litigation expenses primarily associated with the settlement of the shareholder class action lawsuit of approximately $1.1 million, and (iv) an increase in research and development expense of $0.8 million reflecting the impacts of Remington. Our corporate expense as a percentage of sales in the Fiscal 2004 Quarter increased to 6.2% from 4.4% in the previous year.

        Our corporate expenses in the Fiscal 2004 Six Months increased $13.4 million to $35.7 million from $22.3 million in the previous year. The increase in expense is primarily due (i) a general increase in Remington integration expenses and other costs, (ii) an increase in compensation and incentive expenses of approximately $6.2 million, (iii) an increase in a reserve for a long-term receivable with a licensed distributor of approximately $2.3 million, (iv) an increase in research and development expense of approximately $1.2 million reflecting the impacts of Remington, and (v) an increase in legal and litigation expenses of approximately $1.1 million primarily associated with the settlement of the shareholder class action lawsuit. These increases were partially offset by a $1.5 million net charge associated with the settlement of a patent infringement litigation claim in the previous year. Our corporate expense as a percentage of sales in the Fiscal 2004 Six Months was 4.9%, relatively unchanged from the previous year.

        Restructuring and Related Charges.    As we announced on January 13, 2004, we implemented a series of restructuring initiatives associated with our Remington integration. We currently expect to incur restructuring and integration charges of approximately $10.0 to $12.0 million during calendar 2004. Cash costs, including purchase accounting costs, are expected to total approximately $30.0 to $35.0 million, with cash savings related to these initiatives projected to be in the range of $30.0 to $35.0 million when fully realized in Fiscal 2005. The result of these integration initiatives is an expected reduction in the total global workforce of approximately 500 positions. See footnote 8, Restructuring and Related Charges, for additional discussion on these initiatives.

        The Fiscal 2004 Quarter reflects net restructuring charges of $3.8 million related to: (i) North America termination benefits of approximately $2.3 million associated with Remington integration initiatives, (ii) certain pre-acquisition executive compensation agreements with certain Remington employees of approximately $1.7 million, (iii) Europe/ROW termination benefits of approximately $0.7 million associated with Remington integration initiatives, (iv) relocation expenses of approximately $0.2 million primarily associated with our move to our new corporate headquarters, and (v) a decrease of $1.1 million attributable to a change in estimate associated with our completion of our North America restructuring initiatives implemented in Fiscal 2003.

        The Fiscal 2003 Quarter reflects approximately $5.1 million of restructuring and related charges related to: (i) European integration initiatives of $0.7 million, primarily reflecting termination costs, (ii) North America restructuring initiatives of $0.9 million primarily reflecting relocation expenses, inventory impairments, and termination benefits associated with the relocation of our Madison, Wisconsin packaging facility to our new combined distribution and packaging facility in Dixon, Illinois, (iii) North America and Corporate restructuring initiatives of $3.3 million, including approximately $2.8 million of termination benefits and $0.5 million of other expenses, and (iv) Latin America integration initiatives of $0.2 million, primarily reflecting termination benefits associated with the integration of our Mexico and Colombia businesses.

        The Fiscal 2004 Six Months reflects net restructuring charges of $4.9 million related to: (i) North America termination benefits of approximately $2.3 million associated with Remington integration initiatives, (ii) certain pre-acquisition executive compensation agreements with certain Remington employees of approximately $2.8 million, (iii) Europe/ROW termination benefits of approximately

$0.7 million associated with Remington integration initiatives, (iv) miscellaneous relocation expenses of approximately $0.2 million primarily associated with our move to our new corporate headquarters, (v) a decrease of $1.1 million attributable to a change in estimate associated with our completion of our North America restructuring initiatives implemented in Fiscal 2003.

        The Fiscal 2003 Six Months reflects $20.5 million of restructuring and related charges related to: (i) European integration initiatives of approximately $3.0 million, primarily reflecting termination benefits of approximately $1.4 million, inventory and asset impairments of approximately $1.2 million, and other integration costs, (ii) North America restructuring initiatives of approximately $3.5 million, including pension and termination costs of approximately $1.1 million, fixed asset and inventory impairments of approximately $1.9 million, and relocation expenses and other shutdown expenses associated with the relocation of our Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution facility to our new leased distribution and packaging facility in Dixon, Illinois, (iii) North America and Corporate restructuring initiatives of approximately $5.5 million, including approximately $5.0 million of termination benefits and research and development contract termination costs of approximately $0.5 million, (iv) Latin America restructuring initiatives of approximately $6.2 million reflecting the closure of our Mexico City, Mexico manufacturing location, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.3 million, and other shutdown related expenses, and (v) other Latin America integrations initiatives of $2.3 million, primarily reflecting termination benefits of approximately $2.0 million associated with the integration of our Mexico and Colombia businesses and other integration related expenses.

        Interest Expense.    Interest expense in the Fiscal 2004 Quarter increased $6.6 million to $16.1 million and in the Fiscal 2004 Six Months $13.8 million to $33.4 million due to the increase in debt of approximately $350.0 million to finance the Remington acquisition. The increase in interest expense was partially offset by our reduction in debt due to our strong operating cash flow over the last twelve months.

        Non-Operating Expense.    There were no non-operating expenses in the Fiscal 2004 Quarter or Six Months. Non-operating expense of $3.1 million in the Fiscal 2003 Six Months relates to the write-off of unamortized debt fees associated with the previous credit facility, replaced in conjunction with the VARTA acquisition.

        Income Tax Expense.    Our effective tax rate on income from continuing operations was 38.0% for the Fiscal 2004 Quarter and Six Months, unchanged from the prior year.

Adoption of New Accounting Pronouncements

        See discussion in Note 1 and Note 7 to the Condensed Consolidated Financial Statements for Adoption of New Accounting Pronouncements and Employee Benefit Plan disclosures.

Liquidity and Capital Resources

Operating Activities

        For the Fiscal 2004 Six Months, continuing operating activities provided $82.5 million in net cash, an increase of $43.2 million from last year. Within operating cash flow, we recognized an increase in net income of $25.1 million, primarily reflecting the impacts of the Remington acquisition and the presence of higher non-cash restructuring and related charges in the prior year. We also recognized increased amortization expense associated with our VARTA and Remington amortizable intangible assets and our debt issuance costs incurred with the Remington acquisition. In addition, we also realized an income tax benefit associated with the exercise of employee stock options and a reduction in deferred taxes versus the previous year primarily reflecting the timing of completion of our VARTA and Remington integration initiatives. The decrease in other non-cash adjustments primarily reflects the presence of non-cash restructuring charges and the write-off of unamortized debt issuance costs in the Fiscal 2003 Six Months. Operating cash flow from changes in working capital increased $14.4 million versus the previous year primarily reflecting lower inventory investments and higher payables and other liabilities which offset our increased investment in receivables reflecting our stronger sales.

Investing Activities

        Net cash used by investing activities decreased to $10.6 million for the Fiscal 2004 Six Months, primarily reflecting the impacts of the VARTA acquisition in the prior year cash flows. Capital expenditures in the Fiscal 2004 Six Months were primarily for improvements to alkaline battery manufacturing and to a lesser extent relating to the Remington acquisition and related integration activities. Capital expenditures for Fiscal 2004 are expected to be approximately $28.0 million, which are expected to include spending for continued investment in our alkaline and hearing aid manufacturing operations, continued technology investments, and spending associated with our Remington acquisition.

Equity Financing Activities

        During the Fiscal 2004 Six Months we granted approximately 0.3 million options to purchase shares of common stock to various employees of the Company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also issued approximately 1.4 million shares of common stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $15.4 million.

        We also granted, from the 1997 incentive plan, approximately 0.4 million shares of restricted stock on various dates during the Fiscal 2004 Six Months, to certain members of management. The majority of these shares will vest over the three-year period ending on September 30, 2006, provided the recipient is still employed by us, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on our performance during the three-year period. The balance of the shares will vest over a one-year period ending September 30, 2004. The total market value of the restricted shares on date of grant totaled approximately $6.8 million and has been recorded as unearned restricted stock compensation, a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the appropriate vesting period. On March 30, 2004, we amended the provisions of our performance-based awards removing the variable nature of the awards vesting and fixing the vesting period of the awards. See footnote 11, Shareholders' Equity, for additional discussion.

Debt Financing Activities

        During the Fiscal 2004 Six Months, we redeemed the remaining $56.0 million of our Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington and made payments of $60.0 million on our Term B facility and payments of approximately $45.3 million on our Euro Term Loan facilities. The debentures, Term B, and Euro term loan payments were made with the cash remaining following our debt offering of $350.0 million of 8.5% Senior Subordinated Notes issued in connection with the acquisition of Remington and our cash flow from operations.

        In the Fiscal 2004 Quarter, we amended our Senior Credit Facility, the Fourth Amendment ("Fourth Amendment") to the Third Amended and Restated Credit Agreement. The purpose of the Fourth Amendment was to reduce the fixed rate portion of interest ("Rate Margins") paid to lenders on our Term Loans. The re-pricing of the Rate Margins was achieved by replacing our existing Euro-denominated Term A and B Loans and our existing Dollar-denominated Term B Loan with a Euro-denominated Term C Loan and a Dollar-denominated Term C Loan, respectively. Other than the lower Rate Margins and revised payment schedules, the Term C Loans have substantially the same terms and conditions as the Term A and B Loans they replaced. Using foreign exchange rates in effect as of March 28, 2004, we estimate annual interest payments would be reduced approximately $4.4 million as a result of the Fourth Amendment.

        In addition to our principal payments included in footnote 6, Debt, we have annual interest payment obligations of approximately $29.8 million associated with our debt offering of $350.0 million of 8.5% Senior Subordinated Notes due in 2013. We also incur interest on our borrowings associated with our Senior Credit Facilities, and such interest would increase our borrowings on our revolving credit facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under our Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of March 28, 2004, we estimate annual interest payments of approximately $17.3 million would be required assuming no further principal payments were to occur and excluding any payments associated with our outstanding interest rate swaps.

        We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. Our current Senior Credit Facilities include a revolving credit facility of $120.0 million, a revolving credit facility of €40.0 million, a term loan of $257.0 million, and a term loan of €131.8 million.

        As of March 28, 2004, the following amounts were outstanding under these facilities: $0.9 million and $257.0 million, respectively, of the U.S. Dollar denominated revolver and term loan and, €125.0 million of the Euro denominated term loan. In addition, approximately $13.4 million of the remaining availability under the U.S. Dollar denominated revolver was utilized for outstanding letters of credit. Using the March 28, 2004 exchange rate of the Dollar to the Euro of 1.21315 to 1, approximately $155.0 million remains available under these facilities as of March 28, 2004.

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

        Also in connection with the acquisition of Remington, we completed a debt offering of $350.0 million of 8.5% Senior Subordinated Notes due in 2013. The terms of the notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, including ROV Holding, Inc. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc. On March 29, 2004, Remington Products Company L.L.C. (a guarantor subsidiary) merged with Rayovac Corp. (the parent company). As a result of the merger, the results of operations, cash flows, and balance sheet of Remington Products Company will be included with Rayovac Corp. starting with our fiscal quarter ending June 27, 2004.

        As of March 28, 2004, we were in compliance with all covenants associated with our approximately $587 million Senior Credit Facility (using the March 28, 2004 exchange rate of the Dollar to the Euro of 1.21315 to 1) and our $350 million of Senior Subordinated Notes. In addition, we were required under our Senior Credit Facility, the Third Amended and Restated Credit Agreement as amended, to transform the Company's German subsidiary, VARTA Geratebatterie, from a GmbH legal structure to a KGaA legal structure (the "Transformation") on or before March 31, 2004. We completed the Transformation during the Fiscal 2004 first quarter.

        As discussed in footnote 12, Subsequent Events, on March 31, 2004, we consummated the acquisition of an 85 percent equity interest in Ningbo Baowang Battery Company of Ninghai, China. The final investment, which is subject to certain post-closing adjustments, is anticipated to be approximately $17.0 million plus approximately $7.0 million of assumed debt. As of March 28, 2004, approximately $17.0 million of our outstanding cash was invested in escrow in anticipation of the closing of the transaction.

Acquisition of Microlite S.A.

        On February 21, 2004, we entered into an agreement to purchase Microlite S.A. ("Microlite"), a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. The transaction is anticipated to close prior to June 30, 2004 for approximately $28 million in cash and assumed debt plus future payments based on Microlite's performance through June 30, 2005. The transaction is expected to be financed with our existing senior credit facility.

        Under the agreement, we will purchase all the outstanding stock of Microlite, which owns the Rayovac brand name in Brazil. Microlite manufactures and sells both alkaline and zinc carbon batteries as well as battery-operated lighting products. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several strategically located sales and distribution centers throughout Brazil. Microlite has operated as an independent company since 1982 when then owner Inco Limited divided up the worldwide operations of Rayovac and sold them to three separate purchasers: Rayovac Corp., ROV Ltd. and Microlite. In 1999, Rayovac acquired ROV Ltd., a Latin American battery company that held the rights to the Rayovac name in Latin America (except Brazil) and certain countries in the Middle East and Africa. The acquisition of Microlite consolidates our rights to the Rayovac brand around the world.

        We estimate the acquisition will have minimal impact on earnings in fiscal 2004 and be accretive thereafter.

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

Impact of Recently Issued Accounting Standards

        In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132 (revised 2003), Employers' Disclosures about Pension and Other Post Retirement Benefits. Statement No. 132 revises employers' disclosures about pension and other post retirement plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers' Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. Statement No. 132 retains the disclosure requirements contained in Statement No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits, which it replaces. Statement No. 132 requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows, and net periodic pension benefit cost of defined benefit plans and other defined benefit post retirement plans. The provisions of the original Statement No. 132 remain in effect until the provisions of this statement are adopted. Except for certain exceptions, revised Statement No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required are effective for interim periods beginning after December 15, 2003. We have adopted the interim period disclosures of Statement No. 132, as revised. See footnote 7, Commitments and Contingencies—Employee Benefit Plans for additional discussion.

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

Foreign Exchange Risk

        We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro and Pounds Sterling. We manage our foreign exchange exposure from anticipated sales, accounts receivable, inter-company loans, firm purchase commitments and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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

        As of March 28, 2004, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $3.1 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.5 million.

        As of March 28, 2004, there were no outstanding foreign exchange derivative instruments.

        As of March 28, 2004, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.7 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.1 million.

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

Part II. Other Information

Item 1. Legal Proceedings

        There have been no significant changes in the status of Rayovac's legal proceedings since the filing of Rayovac's Annual Report on Form 10-K for its fiscal year ended September 30, 2003, except as follows:

  Regarding the class action lawsuit brought against Rayovac Corporation and several of its current and former officers and directors, Eli Friedman v. Rayovac Corporation, Thomas H. Lee Partners, LP, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin (Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin), the parties have agreed to a settlement in which Rayovac will pay plaintiff class $4 million in consideration for dismissal of all claims brought under this suit. The parties filed a Stipulation of Settlement with the Court to this effect in March, 2004 and the Court granted its preliminary approval of this Stipulation in April, 2004. The settlement is subject to final approval of the Court. We expect a majority of the $4 million settlement to be covered by our insurers, and we do not expect this matter to have a material financial impact on us.

  Regarding the various European trademark lawsuits involving our Remington rotary shavers and Koninklijke Philips Electric N.V. (Philips), the Italian court in Remington Consumer Products Limited v. Koninklijke Philips Electrics N.V. (Italy), issued a decision in April, 2004 nullifying all of Philips' rotary shaver marks at issue in the case. It is premature to determine whether Philips will appeal. In Koninklijke Philips Electrics N.V. v. Remington Products GmbH (Germany), the German courts issued a ruling in April, 2004 nullifying two of the four Philips' marks at issue in that lawsuit and narrowing the scope of protection provided by the two surviving marks. It is premature to determine whether either party will appeal the German court's decision.

  Regarding the patent infringement suit brought against us by The Gillette Company and its subsidiary, Braun GmbH, (The Gillette Company and Braun GmbH, v. Remington Consumer Products Company, LLC, Case No. 03 CV 12428 WGY), Gillette/Braun served the complaint on us in March 2004. We have answered the complaint denying all material allegations and we will vigorously defend ourselves in this matter."

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits.    Please refer to the Exhibit Index.

        (b)    Reports on Form 8-K.    The Company filed two reports on Form 8-K during the three-month period ended March 28, 2004. The first report on Form 8-K was dated January 8, 2004 and was filed on January 9, 2004. The Form 8-K reported on the Company's estimated financial results for its first fiscal quarter ended December 29, 2003. The second report on Form 8-K was dated and filed on January 22, 2004 and reported the announcement of certain financial results for its first fiscal quarter ended December 29, 2003, among other matters.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 11, 2004	RAYOVAC CORPORATION
	By:	/s/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated August 21, 2003 by and among Rayovac Corporation, Remington Products Company, L.L.C., Vestar Equity Partners, L.P., Investors/RP, L.L.C. and RPI Corp. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated August 22, 2003) filed September 3, 2003.
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
Exhibit 10.4	Separation Agreement and Release, dated as of March 2, 2004, by and between the Company and Stephen P. Shanesy.
Exhibit 10.5	Amended and Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Lester C. Lee.
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
Exhibit 10.16
Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 333-17895, dated October 1, 2002) filed October 16, 2002.
Exhibit 10.17
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.18
Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.
Exhibit 10.19
Amendment No. 3 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003), filed October 15, 2003.
Exhibit 10.20
Amendment No. 4 to Third Amended and Restated Credit Agreement dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.
Exhibit 10.21
Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, File No. 333-17895) filed August 13, 1997.
Exhibit 10.22	1997 Rayovac Incentive Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed September 8, 1997.
Exhibit 10.23	Rayovac Profit Sharing and Savings Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed September 8, 1997.
Exhibit 10.24
Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.25
Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.26
Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, File No. 333-17895) filed May 5, 1998.
Exhibit 18.1	Preferability letter from KPMG LLP, Independent Auditors.
Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
RAYOVAC CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited) (In thousands, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX