Form 10-Q
period 2004-06-27
RAYOVAC CORP
filed 2004-08-11
CIK 1028985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2004
OR
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

        The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 5, 2004, was 34,575,874.

RAYOVAC CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR QUARTER ENDED JUNE 27, 2004
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAYOVAC CORPORATION
Condensed Consolidated Balance Sheets
June 27, 2004 and September 30, 2003
(Unaudited)
(Amounts in thousands, except per share figures)

	June 27, 2004	September 30, 2003
-ASSETS-
Current assets:
Cash and cash equivalents	$17,832	$107,774
Receivables, less allowances of $22,559 and $22,911, respectively	275,872	270,581
Inventories	220,752	219,254
Prepaid expenses and other	97,408	77,717

Total current assets	611,864	675,326
Property, plant and equipment, net	165,446	150,609
Goodwill	308,816	398,380
Intangible assets, net	419,288	252,870
Deferred charges and other	85,951	71,196
Debt issuance costs	26,329	28,111

Total assets	$1,617,694	$1,576,492

-LIABILITIES AND SHAREHOLDERS' EQUITY-
Current liabilities:
Current maturities of long-term debt	$21,606	$72,852
Accounts payable	156,651	172,632
Accrued liabilities	179,401	160,041

Total current liabilities	357,658	405,525

Long-term debt, net of current maturities	824,213	870,540
Employee benefit obligations, net of current portion	68,873	63,044
Other	84,853	35,381

Total liabilities	1,335,597	1,374,490

Minority interest in equity of consolidated affiliates	1,468	—

Shareholders' equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 64,057 and 61,999 shares, respectively; outstanding 34,521 and 32,463 shares, respectively	641	620
Additional paid-in capital	221,814	185,561
Retained earnings	202,317	164,703
Accumulated other comprehensive loss	(2,491)	(12,457)
Notes receivable from officers/shareholders	(3,605)	(3,605)

	418,676	334,822
Less treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less unearned restricted stock compensation	(7,977)	(2,750)

Total shareholders' equity	280,629	202,002

Total liabilities and shareholders' equity	$1,617,694	$1,576,492

See accompanying notes which are an integral part of these condensed consolidated financial statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Operations
For the three and nine month periods ended June 27, 2004 and June 29, 2003
(Unaudited)
(Amounts in thousands, except per share figures)

	THREE MONTHS		NINE MONTHS
	2004	2003	2004	2003
Net sales	$308,264	$207,673	$1,040,297	$670,162
Cost of goods sold	173,555	117,478	590,855	395,494
Restructuring and related charges	—	10,429	(1,137)	21,719

Gross profit	134,709	79,766	450,579	252,949
Selling	60,996	42,282	219,837	137,831
General and administrative	28,281	21,231	97,923	62,345
Research and development	6,207	3,558	15,347	11,504
Restructuring and related charges	1,685	684	7,717	9,930

Total operating expenses	97,169	67,755	340,824	221,610

Operating income	37,540	12,011	109,755	31,339
Interest expense	15,617	8,476	49,041	28,079
Non-operating expense	—	—	—	3,072
Other expense (income), net	1,328	(728)	(404)	(3,586)
Minority interest	12	—	12	—

Income from continuing operations before income taxes	20,583	4,263	61,106	3,774
Income tax expense	7,826	1,394	23,225	1,208

Income from continuing operations	12,757	2,869	37,881	2,566
(Income)/loss from discontinued operations, net of tax benefits of $14 and $539, respectively	(57)	—	267	—

Net income	$12,814	$2,869	$37,614	$2,566

Basic earnings per share:
Weighted average shares of common stock outstanding	33,648	31,865	32,977	31,841
Income from continuing operations	$0.38	$0.09	$1.15	$0.08
Loss from discontinued operations	—	—	0.01	—

Net income	$0.38	$0.09	$1.14	$0.08

Diluted earnings per share:
Weighted average shares and equivalents outstanding	35,388	32,499	34,413	32,461
Income from continuing operations	$0.36	$0.09	$1.10	$0.08
Loss from discontinued operations	—	—	0.01	—

Net income	$0.36	$0.09	$1.09	$0.08

See accompanying notes which are an integral part of these condensed consolidated financial statements.

RAYOVAC CORPORATION
Condensed Consolidated Statements of Cash Flows
For the nine month periods ended June 27, 2004 and June 29, 2003
(Unaudited)
(Amounts in thousands)

	NINE MONTHS
	2004	2003
Cash flows from operating activities:
Net income	$37,614	$2,566
Non-cash adjustments to net income:
Discontinued operations	267	—
Restructuring and related charges	(1,139)	15,941
Depreciation	24,259	23,606
Amortization of intangible assets	742	256
Amortization of debt issuance costs	3,133	1,409
Amortization of unearned restricted stock compensation	4,050	2,570
Stock option income tax benefit	8,150	124
Deferred income taxes	(10,558)	(13,070)
Other non-cash adjustments	(1,803)	3,167
Net changes in assets and liabilities, net of acquisitions and discontinued operations	16,300	(3,216)

Net cash provided by continuing operating activities	81,015	33,353

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(16,444)	(17,317)
Payment for acquisitions, net of cash acquired	(41,980)	(245,130)

Net cash used by investing activities	(58,424)	(262,447)

Cash flows from financing activities:
Reduction of debt	(324,937)	(373,467)
Proceeds from debt financing	195,100	612,621
Debt issuance costs	(1,351)	(12,976)
Exercise of stock options	18,846	176
Other	—	(1,079)

Net cash (used) provided by financing activities	(112,342)	225,275

Net cash used by discontinued operations	(336)	—
Effect of exchange rate changes on cash and cash equivalents	145	4,198

Net (decrease) increase in cash and cash equivalents	(89,942)	379

Cash and cash equivalents, beginning of period	107,774	9,881

Cash and cash equivalents, end of period	$17,832	$10,260

See accompanying notes which are an integral part of these condensed consolidated financial statements.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation:    These condensed consolidated financial statements have been prepared by Rayovac Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 27, 2004, and the results of operations for the three and nine month periods ended June 27, 2004 and June 29, 2003, and cash flows for the nine month periods ended June 27, 2004 and June 29, 2003. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of September 30, 2003. Certain prior amounts have been reclassified to conform with the current presentation.

        Significant Accounting Policies and Practices:    The condensed consolidated financial statements include the consolidated financial statements of Rayovac Corporation and its subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany transactions have been eliminated. The Company's fiscal year ends September 30. References herein to 2003 and 2004 refer to the fiscal years ended September 30, 2003 and 2004, respectively.

        The Company's Condensed Consolidated Balance Sheets as of June 27, 2004 and September 30, 2003 give effect to the acquisition of Remington Products Company, L.L.C., ("Remington"), which occurred on September 30, 2003. In addition, the Company's Balance Sheet as of June 27, 2004 gives effect to the acquisition of Ningbo Baowang Battery Company, Ltd. ("Ningbo"), which occurred on March 31, 2004, and Microlite S.A. ("Microlite"), which occurred on May 28, 2004. The Company's Condensed Consolidated Statement of Operations for the three and nine months ended June 27, 2004 include the results of Ningbo and Microlite as of their respective acquisition dates. The Company's Condensed Consolidated Statements of Operations for the three and nine months ended June 29, 2003, include only the results attributable to Rayovac and its subsidiaries prior to the Remington, Ningbo and Microlite acquisitions. Consequently, all Condensed Consolidated Statements of Operations footnote disclosures exclude the results of Remington, Ningbo and Microlite for the three and nine months ended June 29, 2003. See footnote 10, "Acquisitions", for additional information on the Remington, Ningbo and Microlite acquisitions.

        Change in Accounting Policy:    In previous years, the Company deferred certain advertising costs incurred on an interim basis in accordance with Accounting Principles Board (APB) No. 28. The Company chose the deferral method to match advertising expenses to the level of sales on an interim basis (i.e., more advertising expenses were recognized in quarters in which the level of sales was higher) as management believed that the benefits of the advertising expenditures extended beyond the interim period in which the expenditures were made. However, in the Company's annual consolidated financial statements, there was no deferral of advertising costs incurred and the Company recognized advertising costs in accordance with the American Institute of Certified Public Accountants' Statement of Position No. 93-7, "Reporting on Advertising Costs". The acquisition of Remington resulted in an increased level of advertising expenses as well as such expenses being more seasonal in nature when compared to the Company's legacy battery products. Therefore, during 2004, the Company began expensing all advertising costs in the period incurred. Management believes the new policy of expensing all advertising expenses as incurred is preferable as it eliminates the uncertainty in estimating overall expected net sales and the benefit period of the advertising on an interim basis. In addition, the new accounting policy results in the recognition of advertising costs in the interim period in which they are actually incurred, and conforms the Company's interim accounting policy with that used to prepare the annual consolidated financial statements. The impacts on net income and earnings per share related to the change in accounting policy are as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Income before change in accounting policy	$11,593	$2,869	$38,431	$2,566
Impact due to change in accounting policy, net of tax	1,221	—	(817)	—

Net income, as reported	$12,814	$2,869	$37,614	$2,566

Basic earnings (loss) per share:
Before change in accounting policy	$0.34	$0.09	$1.17	$0.08
Impact due to change in accounting policy, net of tax	0.04	—	(0.03)	—

As reported	$0.38	$0.09	$1.14	$0.08

Diluted earnings (loss) per share:
Before change in accounting policy	$0.33	$0.09	$1.12	$0.08
Impact due to change in accounting policy, net of tax	0.03	—	(0.03)	—

As reported	$0.36	$0.09	$1.09	$0.08

        Had the prior year's advertising expense been recognized consistent with the policy used in the current fiscal year, the Company's pro forma net income and earnings per share would have been as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Pro forma amounts assuming new accounting policy is applied retroactively:
Net income	$12,814	$3,737	$37,614	$1,202

Basic earnings per share	$0.38	$0.12	$1.14	$0.04

Diluted earnings per share	$0.36	$0.11	$1.09	$0.04

        Discontinued Operations:    The Company has reflected Remington's United States and United Kingdom Service Centers as discontinued operations. The Company discontinued operations at these Service Centers during 2004 as part of the Remington integration initiatives. See footnote 8, "Restructuring and Related Charges," for additional discussion of Remington integration initiatives.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine months ended June 27, 2004:

	Three Months	Nine Months
Net sales	$906	$21,470
(Income) loss from discontinued operations before income taxes	$(43)	$806
Income tax benefits	(14)	(539)

(Income) loss from discontinued operations, net of tax	$(57)	$267

Depreciation expense associated with discontinued operations	$9	$263

        Revenue Recognition:    The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. Generally, with respect to battery and lighting sales, the Company is not obligated to accept product returns. The Company does accept returns related to shaving and grooming and personal care products and, accordingly, the Company does recognize a reserve for such potential returns based on past experience and contractual arrangements with certain customers.

        The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases. The Company accrues an estimate of the costs of such promotional programs. These costs are generally treated as a reduction of net sales. The Company also enters into promotional arrangements targeted to the ultimate consumer. Such arrangements are reflected as either a reduction of net sales or an increase of cost of sales, based on the nature of the promotional program.

        For all types of promotional arrangements, the Company monitors its commitments and uses statistical measures and past experience to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company's customer-related promotional arrangements and programs are individualized to each customer and are generally documented through written contracts or correspondence with the individual customers.

        The Company also enters into various contractual arrangements, primarily with retailers, which require the Company to make upfront cash, or "slotting" payments, to secure the right to distribute through such customers. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in deferred charges and other in the condensed consolidated balance sheets.

        Shipping and Handling Costs:    The Company incurred shipping and handling costs of $14,545 and $47,763 for the three and nine months ended June 27, 2004, and $10,901 and $35,150, for the three and nine months ended June 29, 2003, respectively. These costs are included in selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company's products for shipment at the Company's distribution facilities.

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

        The Company has a broad range of customers, one of which accounts for approximately 18% of the Company's sales volume for the nine month period ended June 27, 2004. This major customer also represented approximately 13% of the Company's receivables as of June 27, 2004 and September 30, 2003.

        Approximately 53% of the Company's sales in the nine-month period ended June 27, 2004 occurred outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

        Stock Based Compensation:    The Company has stock option and other stock-based compensation plans, which are fully described in the Company's consolidated financial statements and notes thereto as of September 30, 2003. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company's results of operations, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock at the grant date.

        Certain restricted stock awards issued during the current fiscal year vest based on the Company's attainment of certain performance measures and have been accounted for as variable awards under the provisions of APB No. 25, with appropriate charges to compensation expense each period. Subsequent to March 28, 2004, the Company amended the vesting provisions of the performance based awards to provide for ultimate vesting of the shares generally at the end of two years. Due to this amendment, the performance based awards are accounted for as fixed awards in periods subsequent to March 28, 2004. Results of operations include compensation cost related to grants of restricted stock of $1,251 and $857 and $4,050 and $2,570 for the three and nine months ended June 27, 2004 and June 29, 2003, respectively.

        The Company has adopted the disclosure-only provisions of Financial Accounting Standards Bulletin (FASB) No. 123, "Accounting for Stock Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure". Accordingly, no compensation cost has been recognized in the results of operations for the stock option plans. Had compensation cost for stock options granted been determined based on the fair value at the grant date for such awards consistent with an alternative method prescribed by FASB No. 123, the Company's net income and earnings per share would have reflected the pro forma amounts indicated below:

	Three Months		Nine Months
	2004	2003	2004	2003
Net income, as reported	$12,814	$2,869	$37,614	$2,566
Add: Stock-based compensation expense included in reported net income, net of tax	763	523	2,471	1,568
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,290)	(1,575)	(5,096)	(5,110)

Pro forma net income (loss)	$12,287	$1,817	$34,989	$(976)

Basic earnings (loss) per share:
As reported	$0.38	$0.09	$1.14	$0.08

Pro forma	$0.37	$0.06	$1.06	$(0.03)

Diluted earnings (loss) per share:
As reported	$0.36	$0.09	$1.09	$0.08

Pro forma	$0.35	$0.06	$1.02	$(0.03)

        The effect of restricted stock and unexercised stock options of approximately 620 shares outstanding for the nine months ended June 29, 2003 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

        In March 2004, the FASB issued the Exposure Draft, "Share-Based Payment—an amendment of Statements No. 123 and 95". The Exposure Draft would replace existing requirements under FASB No. 123 and APB No. 25. Under the Exposure Draft, all equity-based awards to employees would be required to be recognized in the income statement based on their fair value. Total stock based compensation expense as determined under the Exposure Draft may differ from the pro forma amounts calculated above. The Exposure Draft is currently expected to be finalized in late 2004 and would be effective for the Company beginning in Fiscal Year 2006.

        Derivative Financial Instruments:    The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Other Comprehensive Income ("OCI") and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. Pretax derivative losses for such hedges of $1,241 and $3,709 were recorded as an adjustment to interest expense for the three and nine months ended June 27, 2004, and $1,210 and $3,561 for the three and nine months ended June 29, 2003, respectively. At June 27, 2004, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.458% for a notional principal amount of $70,000 through July 2004, 3.974%

for a notional principal amount of $70,000 from July 2004 through October 2005, 3.769% for a notional principal amount of $100,000 through August 2004 and 3.799% for a notional principal amount of $100,000 from August 2004 through November 2005. The derivative net loss on these contracts recorded in OCI at June 27, 2004 was an after-tax loss of $1,591.

        The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from forecasted settlement in local currencies of inter-company purchases and sales, trade sales, and trade purchases. These contracts generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Pounds Sterling. These contracts are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. Once the forecasted transaction has been recognized as a purchase or sale and a related liability or asset recorded in the condensed consolidated balance sheet, the gain or loss on the related derivative hedge contract is reclassified from OCI into earnings as an offset to the change in value of the liability or asset. Pretax derivative gains (losses) were recorded as an adjustment to earnings for such contracts settled at maturity of $282 for both the three and nine months ended June 27, 2004, and $0 and ($11) for the three and nine months ended June 29, 2003, respectively. At June 27, 2004, the Company had $4,804 of such foreign exchange derivative contracts outstanding. The pretax derivative gain (loss) on these contracts recorded as an adjustment to earnings at June 27, 2004 was immaterial.

        The Company periodically enters into forward and swap foreign exchange contracts, to hedge the risk from inter-company loans. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the condensed consolidated balance sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During the three and nine months ended June 27, 2004, $0 and $118 of pretax derivative gains from such hedges were recorded as an adjustment to earnings. During the three and nine months ended June 29, 2003, no such foreign exchange derivative activity occurred. At June 27, 2004, the Company had no such foreign exchange derivative contracts outstanding.

        The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in OCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from OCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. Pretax derivative gains (losses) were recorded as an adjustment to cost of sales for swap contracts settled at maturity of $718 and $1,586 for the three and nine months ended June 27, 2004, and ($171) and ($520) for the three and nine months ended June 29, 2003, respectively. At June 27, 2004, the Company had a series of such swap contracts outstanding through October 2004 with a contract value of $2,612. The derivative net gain on these contracts recorded in OCI at June 27, 2004 was an after-tax gain of $362.

2    INVENTORIES

        Inventories consist of the following:

	June 27, 2004	September 30, 2003
Raw material	$41,617	$60,732
Work-in-process	32,771	34,914
Finished goods	146,364	123,608

	$220,752	$219,254

3    ACQUIRED INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of the following:

	June 27, 2004				September 30, 2003
Amortized Intangible Assets:	Gross Carrying Amount	Accum. Amort.	Cumulative Effect of Translation	Net	Gross Carrying Amount	Accum. Amort.	Cumulative Effect of Translation	Net
Proprietary technology	$11,281	$(892)	$2,282	$12,671	$10,421	$(340)	$1,766	$11,847
Customer lists	1,781	(360)	387	1,808	1,781	(210)	318	1,889

	$13,062	$(1,252)	$2,669	$14,479	$12,202	$(550)	$2,084	$13,736

Pension Intangibles
Under-funded pension	$2,379	$—	$—	$2,379	$2,405	$—	$—	$2,405

Unamortized Intangible Assets:
Trade names balance as of beginning of the period	$218,642	$(4,875)	$22,962	$236,729	$90,000	$(4,875)	$—	$85,125
Trade name purchase price allocation during the period	159,000	—	—	159,000	—	—	—	—
Translation during the period	—	—	6,701	6,701	—	—	—	—
Trade name acquired during the period	—	—	—	—	128,642	—	22,962	151,604

Trade names balance as of the end of the period	$377,642	$(4,875)	$29,663	$402,430	$218,642	$(4,875)	$22,962	$236,729

Intangible assets, net	$393,083	$(6,127)	$32,332	$419,288	$233,249	$(5,425)	$25,046	$252,870

Goodwill	North America	Latin America	Europe/ROW	Total
Balance as of September 30, 2003, net	$285,418	$37,876	$75,086	$398,380
Goodwill recognized during the period	875	50,586	13,299	64,760
Purchase price allocation during the period	(159,860)	—	—	(159,860)
Effect of translation	—	2,072	3,464	5,536

Balance as of June 27, 2004, net	$126,433	$90,534	$91,849	$308,816

        During 2004, the Company completed the acquisitions of Ningbo and Microlite. During 2003, the Company completed the acquisition of substantially all of the consumer battery business of VARTA AG ("VARTA") and the acquisition of Remington. The Company recognized intangible assets associated with the VARTA acquisition, including proprietary manufacturing technology, customer lists, and VARTA trade name intangibles. There was no allocation for the Remington trade name or other intangibles made in the Condensed Consolidated Balance Sheet as of September 30, 2003, as valuations relating to Remington had not been completed. During the nine months ended June 27, 2004, the Company allocated a portion of the Remington purchase price to unamortizable and amortizable intangible assets. The allocation consisted of $159,000 to the Remington trade name and $860 to various patented proprietary technology. The Company also recognized goodwill with the VARTA, Remington, Ningbo and Microlite acquisitions. The purchase price allocations for the Remington, Ningbo and Microlite acquisitions are not yet finalized as the Company is finalizing valuations of property, plant and equipment, inventory, and integration initiatives. Future allocations of the Remington, Ningbo and Microlite purchase prices may impact the amount and segment allocation of goodwill. See also footnote 10, "Acquisitions," for additional discussion of the Remington, Ningbo and Microlite acquisitions.

        The proprietary technology assets are being amortized on a straight-line basis over 10 to 19 years and the customer lists are being amortized on a straight-line basis over 10 years. The Company has deemed that its trade name intangible assets have indefinite lives because they are expected to generate cash flows indefinitely, the Company has no intention of selling the trade names and there are no legal, regulatory, or contractual provisions that may limit the useful lives of the trade names. Goodwill and intangible assets deemed to have indefinite lives are tested for impairment annually.

        Pursuant to the requirements of FASB No. 142, "Goodwill and Other Intangible Assets," the Company performed its annual impairment test of its non-Remington goodwill and its unamortized intangibles in the first quarter of 2004. The fair value of each of the Company's reporting units was determined using a discounted cash flow methodology and these impairment tests indicated the fair value of each reporting unit exceeded its carrying amount. As a result, no impairment was recorded.

        The amortization expense for the three and nine months ended June 27, 2004 and June 29, 2003 is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Amortized intangible assets	$268	$170	$742	$256

        The Company estimates annual amortization expense for the next five fiscal years will approximate $950 per year.

4    OTHER COMPREHENSIVE INCOME

        Comprehensive income and the components of other comprehensive income for the three and nine months ended June 27, 2004 and June 29, 2003 are as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Net income	$12,814	$2,869	$37,614	$2,566
Other comprehensive income:
Foreign currency translation	(357)	6,706	6,845	8,408
Adjustment of additional minimum pension liability	—	—	133	—
Net unrealized loss on available-for-sale securities	—	—	—	(20)
Reclassification adjustment for losses included in net income	—	—	—	250
Net unrealized gain (loss) on derivative instruments	1,286	(276)	2,988	(1,013)

Net change to derive comprehensive income for the period	929	6,430	9,966	7,625
Comprehensive income	$13,743	$9,299	$47,580	$10,191

        Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of shareholders' equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine months ended June 27, 2004 and June 29, 2003 were primarily attributable to the impact of translation of the net assets of our European operations, primarily denominated in Euros and Pounds Sterling.

5    NET INCOME PER COMMON SHARE

        Net income per common share for the three and nine months ended June 27, 2004 and June 29, 2003 is calculated based upon the following number of shares:

	Three Months		Nine Months
	2004	2003	2004	2003
Basic earnings per share	33,648	31,865	32,977	31,841
Effect of restricted stock and assumed conversion of stock options	1,740	634	1,436	620

Diluted earnings per share	35,388	32,499	34,413	32,461

6    DEBT

        Outstanding debt consists of the following:

	June 27, 2004	September 30, 2003
Revolving credit facility	$54,500	$—
Euro term A loan facility	—	49,563
Euro term B loan facility	—	139,067
Euro term C loan facility	138,821	—
Term B loan facility	—	317,000
Term C loan facility	257,000	—
Series B Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	5,424
Series D Senior Subordinated Debentures, due May 15, 2006, with interest at 11% payable semi-annually	—	50,586
Senior Subordinated Notes, due September 30, 2013, with interest at 8 1/2% payable semi-annually	350,000	350,000
Capital leases and other notes and obligations	45,498	31,752

	845,819	943,392
Less current maturities	21,606	72,852

Long-term debt	$824,213	$870,540

        During the nine months ended June 27, 2004, the Company redeemed the remaining $56,010 of Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington. The notes were redeemed with the cash remaining following the Company's debt offering of $350,000 of 8.5% Senior Subordinated Notes issued in connection with the acquisition of Remington.

        In addition, during the nine months ended June 27, 2004, the Company made payments of $60,000 on the Term B facility (which was subsequently refinanced and is now reflected as the Term C facility) using a combination of cash remaining following the debt offering of the Senior Subordinated Notes and cash generated from operating activities. Also during the nine months ended June 27, 2004, the Company made payments of $58,700 on the Euro term A and B Loan facilities (which were subsequently refinanced and are now reflected as the Euro term C facility) using cash generated from our operating activities.

        Interest on the Euro term C loan facility is Euro-denominated LIBOR plus a fixed 3.00% margin per annum (5.08% at June 27, 2004). Interest on the Term C loan facility is at Dollar-denominated LIBOR plus a fixed 2.50% margin per annum (3.73% at June 27, 2004). The new term loans expire in September 2009.

        Also, during the nine months ended June 27, 2004, the Third Amended and Restated Credit Agreement was amended ("Fourth Amendment") primarily to (i) reduce the fixed rate portion of interest ("Rate Margins") paid to lenders on our term loans, (ii) permit the Company to request, from time to time, that lenders increase their individual term loan commitments up to a cumulative aggregate of $150,000 or its equivalent (each lender having the discretion to decline for their individual situation in which case the Company could invite new lenders as necessary to achieve the total amount requested), and (iii) permit the Company to incur liens on property of Remington Australia, Remington New Zealand and Remington Ireland to secure local indebtedness otherwise permitted under the agreement.

        The term facilities, as amended in the Fourth Amendment, provide for quarterly amortization over their remaining terms totaling approximately $2,979 in 2005, $4,050 in 2006 and 2007, $45,135 in 2008 and $339,607 in 2009.

        Subsequent to June 27, 2004, the Third Amended and Restated Credit Agreement was amended in July 2004 ("Fifth Amendment") primarily to (i) increase permitted levels of investments by the Company in its foreign subsidiaries to $100,000, (ii) increase permitted indebtedness of foreign subsidiaries to third parties to $100,000 and permit such subsidiaries to grant liens securing such indebtedness if otherwise permitted, (iii) permit foreign subsidiaries to factor accounts receivable, (iv) define 80%-owned subsidiaries as wholly owned and permit such subsidiaries to pay pro-rata dividends out of earnings to minority shareholders and (v) increase permitted annual capital expenditures to $50,000.

        At June 27, 2004, the Company had Committed Senior Credit Facilities and Senior Subordinated Notes of approximately $915,000, of which approximately $99,000 remains available as of June 27, 2004.

        At June 27, 2004, the Company was in compliance with all covenants associated with its Senior Credit Facilities and its Senior Subordinated Notes.

7    COMMITMENTS AND CONTINGENCIES

        Commitments and Contingencies:    The Company has provided for the estimated costs associated with environmental remediation activities at certain of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of $5,361, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operation, liquidity, or cash flow of the Company.

        The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes shareholder lawsuits, trademark infringement litigation initiated by Koninklijke Philips Electrics N.V. in several European countries with regard to rotary shavers, patent infringement claims by the Gillette Company and its subsidiary Braun GmbH, and a lawsuit alleging misleading advertising, filed by Norelco Consumer Products Company against the Company's former subsidiary, Remington Products Company, L.L.C. The Company cannot predict the ultimate outcome of these matters at this time and the amount of loss, if any, cannot be reasonably estimated. Accordingly, no loss has been recorded in the condensed consolidated financial statements.

        On March 26, 2004, the Company announced it reached an agreement in principle to settle the shareholder lawsuits, which the court approved in July 2004. Under the terms of the $4,000 settlement, the Company's obligation is approximately $750, with the remaining amounts expected to be paid by the Company's insurers. The obligation is reflected in the Condensed Consolidated Statements of Operations in general and administrative expenses for the nine months ended June 27, 2004 and in the Condensed Consolidated Balance Sheet as of June 27, 2004 in accrued liabilities.

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

        The Company also has various nonqualified deferred compensation agreements with certain employees. Under a portion of these agreements, the Company has agreed to pay defined amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management's intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death. The Company established a rabbi trust to fund these agreements.

        The Company has adopted the interim-period disclosure requirements of FASB No. 132 (revised 2003), "Employer's Disclosures about Pension and Other Post Retirement Benefits." The provisions of FASB No. 132, as revised, require additional disclosures to those in the original FASB No. 132 regarding assets, obligations, cash flows, and net periodic pension benefit cost of defined benefit plans and other defined benefit post retirement plans.

        The Company's results of operations for the three and nine months ended June 27, 2004 and June 29, 2003, respectively, reflect the following pension benefit and deferred compensation costs.

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation cost
	2004	2003	2004	2003
Service cost	$471	$371	$1,400	$1,114
Interest cost	999	867	2,983	2,603
Expected return on assets	(555)	(585)	(1,648)	(1,726)
Amortization of prior service cost	138	93	282	280
Amortization of transition obligation	11	11	33	33
Loss on curtailments	—	—	—	702
Recognized net actuarial loss	128	137	514	381

Net periodic benefit cost	$1,192	$894	$3,564	$3,387

	Three Months		Nine Months
Pension and deferred compensation contributions
	2004	2003	2004	2003
Contributions made during period	$563	$232	$1,756	$1,643

8    RESTRUCTURING AND RELATED CHARGES

        The Company reports restructuring charges relating to manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing functions, and other costs directly related to the restructurings and other related initiatives.

        The Company reports restructuring and related charges relating to administrative functions in operating expenses. These include initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented. On January 13, 2004, the Company committed to and announced a series of initiatives to position itself for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. These initiatives include: integrating all of Remington's North America administrative services, marketing, sales, and customer service functions into the Company's North America headquarters in Madison, Wisconsin; moving Remington's Bridgeport, Connecticut manufacturing facility to the Company's Portage, Wisconsin manufacturing location; creation of a global product development group in the Company's technology center in Madison, Wisconsin; closing Remington's Service Centers in the United States and the United Kingdom; consolidating distribution centers; and moving the Company's corporate headquarters to Atlanta, Georgia. The Company also announced the integration of its sales and marketing organizations throughout continental Europe.

        During the nine months ended June 27, 2004, restructuring and related charges included in cost of goods sold include the benefit of approximately $1,100 related to a reduction to previously established inventory obsolescence estimates. These initiatives are now completed and the change in estimate is reflected in the 2003 Restructuring Summary.

        During the nine months ended June 27, 2004, operating expenses include restructuring and related charges of approximately $7,700 related to: (i) North America restructuring initiatives of approximately $4,700 primarily related to termination benefits of approximately $3,600 and recruiting and relocation costs of approximately $1,100, (ii) European integration initiatives of approximately $2,400 reflecting termination benefits, fixed asset impairments, and lease cancellation costs, (iii) charges related to pre-acquisition executive compensation agreements with certain Remington employees of approximately $2,000, and (iv) changes in estimates associated with Fiscal 2003 restructuring initiatives in North America and Europe of $1,400 reflecting lower termination benefits and lower distributor termination costs than initially estimated. The changes in estimates are reflected in the 2003 Restructuring Summary.

2004 Restructuring Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$1,100	$—	$1,100

Balance December 28, 2003	1,100	—	1,100
Expense accrued	4,800	—	4,800
Expense as incurred	—	100	100
Cash expenditures	(3,200)	(100)	(3,300)

Balance March 28, 2004	2,700	—	2,700
Expenses accrued	1,000	500	1,500
Expense as incurred	700	900	1,600
Cash expenditures	(700)	(1,100)	(1,800)

Balance June 27, 2004	$3,700	$300	$4,000

        The 2004 restructuring initiatives are expected to be completed by the end of 2005.

        During the nine months ended June 29, 2003, restructuring and related charges included in cost of goods sold approximate $21,700 related to: (i) the closure in October 2002 of the Company's Mexico City, Mexico plant and integration of production into the Company's Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses of approximately $500; (ii) the relocation of our Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution facility to a new leased distribution and packaging facility in Dixon, Illinois, resulting in charges of approximately $13,200, including non cash pension curtailment costs of approximately $700, termination benefits of approximately $2,200, fixed asset and inventory impairments of approximately $8,800, and relocation expenses and other shutdown related expenses of approximately $1,500; and (iii) a series of restructuring initiatives impacting the Company's manufacturing functions in Europe and North America resulting in charges of approximately $2,300, including termination benefits of approximately $1,300 and inventory and asset impairments of approximately $1,000.

        During the nine months ended June 29, 2003, operating expenses include restructuring and related charges of approximately $9,900 related to: (i) North America and Corporate restructuring initiatives of approximately $6,700 related to termination benefits of approximately $5,200, research and development contract termination costs of approximately $500, fixed asset impairments of approximately $300 associated with the relocation to the Company's new combined leased distribution and packaging facility in Dixon, Illinois, and other expenses of approximately $700; (ii) European integration initiatives of approximately $1,100, which include approximately $600 of termination benefits, assets impairments of approximately $200, and other expenses of approximately $300; and (iii) Latin America integration initiatives of $2,100, primarily reflecting termination benefits associated with the integration of the Company's Mexico and Colombia businesses.

2003 Restructuring Summary

	Termination Benefits	Other Costs	Total
Balance September 30, 2003	$3,200	$6,000	$9,200
Cash expenditures	(1,200)	(200)	(1,400)
Non cash charges	—	(3,200)	(3,200)

Balance December 28, 2003	2,000	2,600	4,600
Change in estimate	—	(1,100)	(1,100)
Cash expenditures	(600)	—	(600)

Balance March 28, 2004	1,400	1,500	2,900
Change in estimate	(700)	(700)	(1,400)
Cash expenditures	(200)	(800)	(1,000)

Balance June 27, 2004	$500	$—	$500

        The 2003 restructuring initiatives are expected to be completed by the end of the 2004 calendar year.

9    SEGMENT RESULTS

        The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/Rest of World ("Europe/ROW") includes continental Europe, the United Kingdom, China and all other remaining countries in which the Company does business.

        The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, hearing aid, and other specialty batteries throughout the world. The Company also designs and markets lighting products, electric shavers and accessories, electric grooming products, and hair care appliances. All of these product lines are sold in North America and Europe/ROW. Latin America sales are primarily derived from zinc carbon and alkaline batteries.

        Net sales and cost of sales to other segments have been eliminated. The gross contribution of inter segment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the geographic area in which the product is sold.

        The reportable segment profits do not include interest expense, interest income, foreign exchange gains or losses, and income tax expense. Also not included in the reportable segments are corporate expenses including; corporate purchasing expense, general and administrative expense, research and development expense, and restructuring and related charges. All depreciation and amortization included in income from continuing operations is related to reportable segments or corporate. Costs are identified to reportable segments or corporate according to the function of each cost center.

        The reportable segment assets do not include cash, tax assets or liabilities, investments, and current and long-term intercompany receivables. All capital expenditures relate to reportable segments. Variable allocations of assets are not made for segment reporting.

        Segment information for the three and nine months ended June 27, 2004 and June 29, 2003 is as follows:

	Three Months		Nine Months
	2004	2003	2004	2003
Net sales to external customers
North America	$136,227	$81,176	$484,535	$266,853
Europe/ROW	136,738	96,146	453,392	312,787
Latin America	35,299	30,351	102,370	90,522

Total segments	$308,264	$207,673	$1,040,297	$670,162

	Three Months		Nine Months
	2004	2003	2004	2003
Inter segment net sales
North America	$9,177	$8,517	$62,711	$24,198
Europe/ROW	2,999	2,990	11,139	9,101
Latin America	111	4	206	4

Total segments	$12,287	$11,511	$74,056	$33,303

	Three Months		Nine Months
	2004	2003	2004	2003
Segment profit
North America	$32,016	$14,249	$85,614	$44,957
Europe/ROW	21,076	13,296	74,210	39,008
Latin America	2,856	5,048	8,966	10,895

Total segments	55,948	32,593	168,790	94,860
Corporate expense	16,723	9,469	52,455	31,872
Restructuring and related charges	1,685	11,113	6,580	31,649
Interest expense	15,617	8,476	49,041	28,079
Non-operating expense	—	—	—	3,072
Other expense (income), net	1,328	(728)	(404)	(3,586)
Minority interest	12	—	12	—

Income from continuing operations before income taxes	$20,583	$4,263	$61,106	$3,774

	June 27, 2004	September 30, 2003
Segment assets
North America	$592,491	$625,463
Europe/ROW	586,183	537,400
Latin America	291,728	203,909

Total segments	1,470,402	1,366,772
Corporate	147,292	209,720

Total assets at period end	$1,617,694	$1,576,492

10    ACQUISITIONS

Acquisition of Remington

        On September 30, 2003, the Company acquired all of the equity interests of Remington, a leading consumer products company focused on the development and marketing of electric personal care products. Remington designs and distributes electric shavers and accessories, grooming products, hair care appliances and other small electrical consumer products.

Acquisition of Ningbo

        On March 31, 2004, the Company acquired an 85 percent equity interest in Ningbo of Ninghai, China. The remaining 15 percent equity interest will continue to be held by Ningbo Baowang Investment Company and the founder/general manager of Ningbo. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM, and private label customers.

        The results of Ningbo's operations, since the acquisition on March 31, 2004, are included in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended June 27, 2004. The financial results of the Ningbo acquisition are reported as part of Europe/ROW segment. Ningbo contributed $3,400 in net sales for the three and nine months ended June 27, 2004, and had an insignificant impact on net income for the quarter.

        The transaction closed on March 31, 2004 with a purchase price of approximately $25,000, financed with cash of approximately $16,000, and the assumption of debt of approximately $9,000. The Company is currently finalizing the purchase price allocation, which may impact the Company's estimates of the net assets acquired in the transaction.

Acquisition of Microlite

        On May 28, 2004, the Company acquired all of the equity interests in Microlite, a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several strategically located sales and distribution centers throughout Brazil. Microlite manufactures and sells both alkaline and zinc carbon batteries as well as battery-operated lighting products. Microlite has operated as an independent company since 1982. The acquisition of Microlite consolidates the Company's rights to the Rayovac brand name around the world.

        The results of Microlite's operations, since the acquisition on May 28, 2004, are included in the Company's Condensed Consolidated Statement of Operations for the three and nine months ended June 27, 2004. The financial results of the Microlite acquisition are reported as part of the Latin America segment. Microlite contributed $2,800 in net sales, and recorded a net loss of $223 for the three and nine months ended June 27, 2004.

        The transaction closed on May 28, 2004 with a total purchase price of approximately $21,500 in cash plus approximately $8,000 of assumed debt. In addition, the Company prepaid contingent consideration totaling $7,000 (recorded in Prepaid expenses and other on the Condensed Consolidated Balance Sheet as of June 27, 2004) that will be earned by the seller, Tabriza, upon the attainment by Microlite of certain earnings targets to be achieved through June 30, 2005. The Company is currently finalizing the purchase price allocation, which may impact the Company's estimates of the net assets acquired in the transaction.

        Supplemental Pro Forma information:    The following reflects the Company's pro forma results had the results of the Remington and Microlite businesses been included for all periods beginning after September 30, 2002. The results of Ningbo are not included in the pro forma results as the acquisition is not material. The amounts included for Remington for the Fiscal 2003 Three Months and Fiscal 2003 Nine Months reflect net sales and net income of the Remington Service Centers, which are reflected as discontinued operations in the three and nine months ended June 27, 2004. The pro forma adjustments include amortization expense associated with amortizable intangible assets balances of approximately $860, which are being amortized over an estimated useful life of 14 years. See footnote 3, "Intangible Assets", for additional information on the Remington and Microlite acquisitions and related purchase price allocation.

	Three Months		Nine Months
	2004	2003	2004	2003
Net sales
Reported net sales	$308,264	$207,673	$1,040,297	$670,162
Pro forma adjustments	8,489	82,686	37,618	317,173

Pro forma net sales	$316,753	$290,359	$1,077,915	$987,335

Income from continuing operations
Reported net income from continuing operations	$12,757	$2,869	$37,881	$2,566
Pro forma adjustments	(2,289)	(1,389)	(7,223)	2,154

Pro forma net income from continuing operations	$10,468	$1,480	$30,658	$4,720

Basic Earnings Per Share
Reported basic earnings per share	$0.38	$0.09	$1.15	$0.08
Pro forma adjustments	(0.07)	(0.04)	(0.22)	0.07

Pro forma basic earnings per share	$0.31	$0.05	$0.93	$0.15

Diluted Earnings Per Share
Reported diluted earnings per share	$0.36	$0.09	$1.10	$0.08
Pro forma adjustments	(0.06)	(0.04)	(0.21)	0.07

Pro forma diluted earnings per share	$0.30	$0.05	$0.89	$0.15

11    SHAREHOLDERS' EQUITY

        The Company issued approximately 440 shares of restricted stock to certain members of management during the nine months ended June 27, 2004 of which approximately 13 shares of such restricted stock were forfeited during the nine months ended June 27, 2004. Of the net 427 outstanding restricted shares granted, the majority will vest over the three-year period ending September 30, 2006, provided the recipient is still employed by the Company, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company's performance during the three-year period. See Footnote 1, "Significant Accounting Policies, Stock Based Compensation," for additional discussion of vesting provisions.

        The total market value of the restricted shares on date of grant was approximately $6,735, net of forfeitures, and has been recorded as unearned restricted stock compensation, a separate component of shareholders' equity. In addition, the Company recognized an increase in unearned restricted stock compensation of approximately $2,542, net of forfeitures, reflecting the increase in the value of the performance-based shares from the grant dates to March 29, 2004. Subsequent to March 29, 2004, the Company amended the vesting provisions of the performance based awards to provide for ultimate vesting of the restricted shares generally at the end of two years. Unearned compensation is being amortized to expense over the appropriate vesting period.

        Also during the nine months ended June 27, 2004, the Company issued approximately 1,631 shares of common stock resulting from the exercise of stock options with an aggregate cash exercise value of approximately $18,846. The Company also recognized a tax benefit of approximately $8,150 associated with the exercise of these stock options, which was accounted for as an increase in additional paid-in capital.

        The Company granted approximately 282 stock options during the nine months ended June 27, 2004, with exercise prices ranging between $14.60 and $28.70. All grants were at an exercise price equal to the market price of the stock on the date of the grant.

        In July 2004, the Company's Board of Directors ("Board") approved the 2004 Rayovac Incentive Plan ("2004 Incentive Plan"). The 2004 Incentive Plan replaces the 1997 Rayovac Incentive Plan and will be effective August 1, 2004. Under the 2004 Incentive Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights ("SARs"), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 2004 Incentive Plan. Up to 3,500 shares of common stock may be issued under the 2004 Incentive Plan. The 2004 Incentive Plan expires in July 2014. See Note 8, "Stock Option Plans," to the Company's notes to the consolidated financial statements for the year ended September 30, 2003 for additional discussion of the stock option plans.

12    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        In connection with the acquisition of Remington, the Company completed a debt offering of $350,000 of 8.5% Senior Subordinated Notes due in 2013. Payment obligations of the Senior Subordinated Notes were fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, including ROV Holding, Inc. and Remington Products Company L.L.C. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, were directly and wholly owned by ROV Holding, Inc. and Remington Products Company L.L.C.

        The following consolidating financial data illustrates the composition of the condensed consolidated financial statements. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company's and Guarantor Subsidiaries' investment accounts and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate condensed consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financials statements would not be material to investors.

        On March 29, 2004, Remington Products Company, L.L.C. (previously a guarantor subsidiary) merged with Rayovac Corporation (the parent company). As a result of the merger, the results of operations, cash flows, and balance sheet of Remington Products Company, L.L.C. are now included with Rayovac Corporation for all periods presented.

12    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

June 27, 2004

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4,537	$45	$13,250	$—	$17,832
Receivables, net	37,440	195, 837	282,932	(240,337)	275,872
Inventories	94,203	—	130,220	(3,671)	220,752
Prepaid expenses and other	46,732	4	49,021	1,651	97,408

Total current assets	182,912	195,886	475,423	(242,357)	611,864

Property, plant and equipment, net	73,663	101	91,682	—	165,446
Goodwill	136,062	—	172,754	—	308,816
Intangible assets, net	247,666	—	171,810	(188)	419,288
Deferred charges and other	103,733	(1)	24,836	(42,617)	85,951
Debt issuance costs	26,329	—	—	—	26,329
Investments in subsidiaries	619,168	502,360	—	(1,121,528)	—

Total assets	$1,389,533	$698,346	$936,505	$(1,406,690)	$1,617,694

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$119,490	$—	$23,169	$(121,053)	$21,606
Accounts payable	78,291	88,568	108,833	(119,041)	156,651
Accrued liabilities	58,465	464	120,472	—	179,401

Total current liabilities	256,246	89,032	252,474	(240,094)	357,658

Long-term debt, net of current maturities	799,666	—	67,165	(42,618)	824,213
Employee benefit obligations, net of current portion	34,311	—	34,562	—	68,873
Other	23,993	10,962	49,897	1	84,853

Total liabilities	1,114,216	99,994	404,098	(282,711)	1,335,597

Minority interest in equity of consolidated affiliates	—	1,469	1,469	(1,470)	1,468
Shareholders' equity:
Common stock	641	1	12,400	(12,401)	641
Additional paid-in capital	221,696	380,175	401,388	(781,445)	221,814
Retained earnings	202,748	216,345	118,141	(334,917)	202,317
Accumulated other comprehensive (loss) income	(8,116)	362	(991)	6,254	(2,491)
Notes receivable from officers/shareholders	(3,605)	—	—	—	(3,605)

	413,364	596,883	530,938	(1,122,509)	418,676
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(7,977)	—	—	—	(7,977)

Total shareholders' equity	275,317	596,883	530,938	(1,122,509)	280,629

Total liabilities and shareholders' equity	$1,389,533	$698,346	$936,505	$(1,406,690)	$1,617,694

12    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Months Ended June 27, 2004

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$129,368	$12,971	$184,022	$(18,097)	$308,264
Cost of goods sold	72,218	12,582	107,296	(18,541)	173,555

Gross profit	57,150	389	76,726	444	134,709
Operating expenses:
Selling	22,765	242	38,060	(71)	60,996
General and administrative	19,586	(6,839)	15,534	—	28,281
Research and development	5,786	—	421	—	6,207
Restructuring and related charges	1,027	—	658	—	1,685

	49,164	(6,597)	54,673	(71)	97,169

Income from continuing operations	7,986	6,986	22,053	515	37,540
Interest expense	14,690	—	927	—	15,617
Equity income	(21,172)	(14,217)	—	35,389	—
Other (income) expense, net	273	(156)	1,235	(24)	1,328
Minority interest	—	—	12	—	12

Income from continuing operations before income taxes	14,195	21,359	19,879	(34,850)	20,583
Income tax expense	1,713	187	5,729	197	7,826

Income from continuing operations	12,482	21,172	14,150	(35,047)	12,757
(Income) loss from discontinued operations, net of tax	10	—	(67)	—	(57)

Net income	$12,472	$21,172	$14,217	$(35,047)	$12,814

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Months Ended June 27, 2004

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$502,885	$33,872	$592,719	$(89,179)	$1,040,297
Cost of goods sold	302,454	32,856	345,876	(90,331)	590,855
Restructuring and related charges	(1,247)	—	110	—	(1,137)

Gross profit	201,678	1,016	246,733	1,152	450,579
Operating expenses:
Selling expense	101,426	698	117,962	(249)	219,837
General and administrative	59,747	(12,203)	50,379	—	97,923
Research and development	14,093	—	1,254	—	15,347
Restructuring and related charges	6,046	—	1,671	—	7,717

	181,312	(11,505)	171,266	(249)	340,824

Income from continuing operations	20,366	12,521	75,467	1,401	109,755
Interest expense	47,020	—	2,021	—	49,041
Equity income	(65,811)	(52,844)	—	118,655	—
Other expense (income), net	8,656	(1,242)	(7,818)	—	(404)
Minority interest	—	—	12	—	12

Income from continuing operations before income taxes	30,501	66,607	81,252	(117,254)	61,106
Income tax (benefit) expense	(7,273)	796	29,178	524	23,225

Income from continuing operations	37,774	65,811	52,074	(117,778)	37,881
(Income) loss from discontinued operations, net of tax	1,037	—	(770)	—	267

Net income	$36,737	$65,811	$52,844	$(117,778)	$37,614

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Months Ended June 27, 2004

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by continuing operating activities	$(3,709)	$2,002	$81,735	$987	$81,015
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(8,849)	—	(7,595)	—	(16,444)
Intercompany investments	(52,725)	(52,725)	—	105,450	—
Payments for acquisitions, net of cash acquired	(3,344)	—	(38,636)	—	(41,980)

Net cash used by investing activities	(64,918)	(52,725)	(46,231)	105,450	(58,424)

Cash flows from financing activities:
Reduction of debt	(316,536)	—	(8,401)	—	(324,937)
Proceeds from debt financing	195,100	—	—	—	195,100
Debt issuance costs	(1,351)	—	—	—	(1,351)
Exercise of stock options	18,846	—	—	—	18,846
Proceeds from (advances related to) intercompany transactions	82,542	50,721	(27,813)	(105,450)	—

Net cash (used) provided by financing activities	(21,399)	50,721	(36,214)	(105,450)	(112,342)

Net cash used by discontinued operations	(336)	—	—	—	(336)
Effect of exchange rate changes on cash and cash equivalents	8,891	—	(7,759)	(987)	145

Net decrease in cash and cash equivalents	(81,471)	(2)	(8,469)	—	(89,942)
Cash and cash equivalents, beginning of period	86,008	47	21,719	—	107,774

Cash and cash equivalents, end of period	$4,537	$45	$13,250	$—	$17,832

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

        We sell in over 120 countries through a variety of channels, including retailers, wholesalers and distributors. We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years.

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

        Since our latest filing of our Annual Report on Form 10-K for the year ended September 30, 2003, we determined we would discontinue operations at our Remington Service Centers in the United States and the United Kingdom. For additional information on the changes related to our discontinued operations and Remington integration initiatives, see the discussion below under Discontinued Operations and note 1 to our Condensed Consolidated Financial Statements filed with this report, "Significant Accounting Policies—Discontinued Operations".

        In January 2004, we committed to and announced a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington Products Company, L.L.C. ("Remington") and Rayovac companies. The status of those global integration initiatives follows:

  •
  The integration of Remington's North America operations into Rayovac's existing business structure was substantially complete as of the beginning of the fiscal 2004 third quarter.

  •
  The consolidation of Remington's European operations into Rayovac's European business unit was substantially complete as of the end of the third quarter.

  •
  Remington's and Rayovac's North America and European distribution facilities have been consolidated as of the end of the third quarter.

  •
  Rayovac and Remington research and development functions have been merged into a single corporate research facility in Madison, WI. In addition, a new global product innovation team has been organized and is functioning to develop future product innovations across all of our product categories.

  •
  The Remington manufacturing operations in Bridgeport, CT are being consolidated into Rayovac's manufacturing facility in Portage, WI, with the Bridgeport plant closing by calendar year end.

  •
  The move of our corporate headquarters to Atlanta, GA was completed as of the end of May 2004.

  •
  All operations at Remington's United Kingdom and United States Service Centers were discontinued as of the end of the fiscal 2004 third quarter.

        We expect to record pretax restructuring and integration charges of approximately $10 million to $11 million in calendar 2004. Cash costs of the integration program, including those recorded as additional acquisition costs, are expected to total $30 million to $35 million. Cash savings related to these costs are projected to be in the range of $30 million to $35 million when fully realized in fiscal 2005. The result of these initiatives is a reduction of approximately 500 positions, or approximately 10%, of the combined organization. See note 8 to our Condensed Consolidated Financial Statements filed with this report, "Restructuring and Related Charges", for additional discussion.

        As a result of the integration of Remington and Rayovac operations, we no longer report profitability between Remington and Rayovac legacy operations. Gross profit information related to the products sold historically by each company is available and presented below in our discussions of segment profitability.

        On March 31, 2004, we completed the acquisition of an 85 percent equity interest in Ningbo Baowang Battery Company, Ltd. ("Ningbo") of Ninghai, China for approximately $16 million in cash plus approximately $9 million of assumed debt. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers throughout North and South America, Europe and Asia. The financial results of the Ningbo acquisition are reported as part of our condensed consolidated results in our Europe/Rest of World ("Europe/ROW") segment in the fiscal third quarter of 2004. Ningbo contributed $3.4 million in net sales to our third quarter results, and had an insignificant impact on net income for the quarter. See note 10 to our Condensed Consolidated Financial Statements filed with this report, "Acquisitions", for additional discussion.

        On May 28, 2004, we completed the acquisition of Microlite S.A. ("Microlite"), a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. Total purchase price was approximately $21.5 million in cash plus approximately $8 million of assumed debt. In addition, we prepaid contingent consideration totaling $7 million, that will be earned by the seller, Tabriza, upon the attainment by Microlite of certain earnings targets to be achieved through June 30, 2005. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several strategically located sales and distribution centers throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand around the world. The financial results of the Microlite acquisition were reported as part of our condensed consolidated third quarter results in our Latin America segment for the one month period ended June 27, 2004. Microlite contributed $2.8 million to our third quarter net sales, and recorded a net operating loss of $0.2 million. See note 10 to our Condensed Consolidated Financial Statements filed with this report, "Acquisitions", for additional discussion.

Fiscal Quarter and Nine Months Ended June 27, 2004 Compared to Fiscal Quarter and Nine Months Ended June 29, 2003

        Year over year historical comparisons are influenced by our acquisition of Remington, Ningbo and Microlite, which are included in our current year Condensed Consolidated Statements of Operations but not in prior year results. See note 10 to our Condensed Consolidated Financial Statements filed with this report, "Acquisitions", for supplemental pro forma information providing additional year over year comparisons of the impacts of the acquisitions.

        During the nine months ended June 27, 2004 (the "Fiscal 2004 Nine Months"), we initiated the closing of the Remington Service Centers in the United States and United Kingdom, accelerating an initiative Remington began several years ago. The United States and United Kingdom store closings were completed during the Fiscal 2004 Nine Months. Consequently, the results of the Remington Service Centers for the three months ended June 27, 2004, (the "Fiscal 2004 Quarter"), and Fiscal 2004 Nine Months are reflected in our Condensed Consolidated Statements of Operations as a discontinued

operation. See note 1 to our Condensed Consolidated Financial Statements filed with this report, "Significant Accounting Policies—Discontinued Operations". As a result, and unless specifically stated, all discussions regarding our Fiscal 2004 Quarter and Fiscal 2004 Nine Months reflect results for our continuing operations.

        Net Sales.    Our net sales for the Fiscal 2004 Quarter increased to $308 million from $208 million in the three months ended June 29, 2003 (the "Fiscal 2003 Quarter") representing a 48% increase. Net sales for the Fiscal 2004 Nine Months increased to $1,040 million from $670 million in the nine months ended June 29, 2003 (the "Fiscal 2003 Nine Months") reflecting a 55% increase. Acquisitions contributed approximately $82 million and $300 million, respectively, to the sales increase in the Fiscal 2004 Quarter and Fiscal 2004 Nine Months. Favorable foreign exchange rates contributed approximately $4 million and $39 million to the increase during the Fiscal 2004 Quarter and Fiscal 2004 Nine Months, respectively. The remaining sales increases were primarily a result of increased general battery sales. Sales increases occurred in all geographic segments, as discussed in more detail below.

        Gross Profit.    Our gross profit margins for the Fiscal 2004 Quarter improved to 43.7% from 38.4% in the Fiscal 2003 Quarter. Excluding the impacts of restructuring and related charges, our gross profit margins were 43.7% in the Fiscal 2004 Quarter and 43.4% in the previous year. Our margins benefited from the acquisition of Remington, whose gross profit margins are higher than those in our general battery and lighting products businesses as well as from ongoing cost reductions within manufacturing. Approximately $2 million is included in gross profit for the quarter as a result of the Ningbo and Microlite acquisitions. Excluding the impacts of the Remington, Ningbo and Microlite acquisitions and restructuring charges, our gross profit margins declined slightly in the quarter. The decline in margin largely reflects lower margins in our general battery business.

        Our gross profit margins for the Fiscal 2004 Nine Months improved to 43.3% from 37.7% in the Fiscal 2003 Nine Months. Excluding the impacts of restructuring and related charges, our gross profit margins were 43.2% in the Fiscal 2004 Nine Months and 41.0% in the previous year. The improvement versus the previous year is primarily attributable to the impacts of the Remington acquisition, lower North America alkaline battery promotional spending, and changes in our product line mix. Sales of our Remington products in the Fiscal 2004 Nine Months were at more favorable gross profit margins than our general battery and lighting products. Excluding the impacts of the Remington, Ningbo and Microlite acquisitions and restructuring charges, our gross profit margins improved slightly.

        Operating Income.    Our operating income for the Fiscal 2004 Quarter increased to $38 million from $12 million in the Fiscal 2003 Quarter. The increase was primarily attributable to the impacts of the Remington acquisition, improved sales for our general battery business, the benefits of cost improvement initiatives and lower restructuring and related costs in the current quarter. These improvements in operating income were partially offset by increases in corporate expenses and lower profitability in Latin America.

        Our operating income for the Fiscal 2004 Nine Months increased to $110 million from $31 million in the Fiscal 2003 Nine Months. The increase was primarily attributable to the impacts of the Remington acquisition, lower restructuring and related charges in the Fiscal 2004 Nine Months versus the prior year and the impacts of favorable foreign currency movements. These improvements in operating income were partially offset by increases in corporate expenses.

        Income from Continuing Operations.    Our income from continuing operations for the Fiscal 2004 Quarter increased to $13 million from income of $3 million in the same period last year. The Fiscal 2004 Quarter increase was due to the improvements in operating income discussed above partially offset by an increase in interest expense of $7 million, reflecting the financing costs associated with acquisitions, and the impact of increased income tax expense, which was driven by improvements in operating income and the non-recurrence of tax credits recognized in the previous year.

        Our income from continuing operations for the Fiscal 2004 Nine Months increased to $38 million from income of $3 million in the same period last year. The Fiscal 2004 Nine Months increase was due to the improvements in operating income discussed above partially offset by an increase in interest expense of $21 million reflecting the financing costs associated with the Remington acquisition and the impact of increased income tax expense, which was driven by improvements in operating income and the non-recurrence of tax credits recognized in the previous year.

        Discontinued Operations.    Our loss from discontinued operations of $0.3 million for the Fiscal 2004 Nine Months reflects the operating results of our Remington Service Centers. Net sales from discontinued operations were approximately $1 million during the current quarter and $21 million for the current year to date period. Our loss from discontinued operations, net of tax, was not significant in the current quarter. Service Centers in the United States were closed during the quarter ended March 28, 2004, and the United Kingdom Service Centers were closed during the Fiscal 2004 Third Quarter.

        Segment Results.    The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America, and the Caribbean; Europe/ROW includes continental Europe, the United Kingdom, China, and all other remaining countries in which we do business.

        Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each geographic region is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each geographic region has a general manager responsible for all the sales and marketing initiatives for all product lines within that region. Financial information pertaining to our geographic regions is contained in note 9 to our Condensed Consolidated Financial Statements filed with this report, "Segment Results".

        We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes corporate purchasing expense, general and administrative expense and research and development expense.

North America

	Fiscal Quarter		Nine Months
	2004	2003	2004	2003
Net sales to external customers	$136	$81	$485	$267
Segment profit	32	14	86	45
Segment profit as a % of net sales	23.5%	17.3%	17.7%	16.9%
Assets as of June 27, 2004 and September 30, 2003			$592	$625

        Our sales to external customers in the Fiscal 2004 Quarter increased to $136 million from $81 million the previous year. This 68% increase was primarily due to the impacts of the Remington acquisition, which contributed approximately $46 million, and increases in our general battery business, primarily driven by a 13% increase in alkaline battery sales.

        Our sales to external customers in the Fiscal 2004 Nine Months increased to $485 million from $267 million the previous year, an 82% increase. This increase was primarily due to the impacts of the Remington acquisition, which contributed approximately $193 million and increases in our general battery business primarily driven by a 14% increase in alkaline battery sales.

        Our profitability in the Fiscal 2004 Quarter increased to $32 million from $14 million the previous year. The increase in profitability primarily reflects the impacts of the Remington acquisition, which contributed approximately $21 million to gross profit, the impacts of sales increases associated with our battery business and the favorable impact from restructuring and cost improvement initiatives, which contributed to lowered operating expenses as a percentage of sales. Our profitability margin increased to 23.5% from 17.3% in the same quarter last year.

        Our profitability in the Fiscal 2004 Nine Months increased to $86 million from $45 million the previous year. The increase in profitability primarily reflects the impacts of the Remington acquisition, which contributed approximately $91 million to gross profit, and the impacts of sales increases associated with our general battery business. Our profitability margin increased to 17.7% from 16.9% in the previous year, primarily due to the benefits of Remington's higher margin products, offset by higher advertising expenses as a percentage of sales.

        Our assets in the Fiscal 2004 Nine Months decreased to $592 million from $625 million at September 30, 2003. The decrease in assets is primarily attributable to seasonal changes in receivables and inventories due to the impacts of our holiday sales. Intangible assets are approximately $289 million and primarily relate to the Remington acquisition. The purchase price allocation for the Remington acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill. The purchase price allocation will be finalized by the end of the fiscal year.

Europe/ROW

	Fiscal Quarter		Nine Months
	2004	2003	2004	2003
Net sales to external customers	$137	$96	$453	$313
Segment profit	21	13	74	39
Segment profit as a % of net sales	15.3%	13.5%	16.3%	12.5%
Assets as of June 27, 2004 and September 30, 2003			$586	$537

        Our sales to external customers in the Fiscal 2004 Quarter increased to $137 million from $96 million the previous year representing a 43% increase. The Remington acquisition contributed approximately $30 million to the sales increase, Ningbo contributed approximately $3 million with the balance of the increase primarily attributable to the favorable impact of foreign currency. Our general battery business reflected strong alkaline and hearing aid battery sales, partially offset by softness in zinc carbon sales attributable to the general market trend toward alkaline batteries. Lighting products sales also increased in the quarter as a result of expanded distribution.

        Our sales to external customers in the Fiscal 2004 Nine Months increased to $453 million from $313 million the previous year, a 45% increase, primarily due to the impacts of acquisitions and favorable foreign currency movements. The Remington acquisition contributed approximately $100 million to the sales increase, Ningbo contributed approximately $3 million, with approximately $46 million of the remaining increase attributable to the favorable impact of foreign currency exchange rates. Sales volumes reflected strong hearing aid battery and lighting products sales reflecting expanded distribution partially offset by softness in zinc carbon sales.

        Our operating profitability in the Fiscal 2004 Quarter increased to $21 million from $13 million the previous year. The profitability increase was primarily driven by the impacts of the Remington acquisition, which contributed approximately $16 million in gross profit, gross profit margin expansion reflecting a favorable product line mix, and the favorable impacts of foreign currency exchange rates. Profitability as a percent of net sales increased to 15.3% in the Fiscal 2004 Quarter from 13.5% in the Fiscal 2003 Quarter primarily reflecting improved gross profit margins resulting from the impacts of the VARTA integration initiatives implemented in 2003 and the benefits of higher margins associated with our Remington products. These benefits were partially offset by a slight increase in operating expenses as a percentage of sales reflecting higher selling and administrative expenses.

        Our operating profitability in the Fiscal 2004 Nine Months increased to $74 million from $39 million the previous year. The profitability increase was primarily driven by the impacts of the Remington acquisition, which contributed approximately $51 million in gross profit, gross profit margin expansion reflecting a favorable product line mix, the benefits of VARTA integration initiatives implemented in Fiscal 2003 and the favorable impacts of foreign currency movements. Profitability as a percent of net sales increased to 16.3% in the Fiscal 2004 Nine Months from 12.5% in the Fiscal 2003 Nine Months due to the same causal factors described above for the Fiscal 2004 Quarter.

        Our assets in the Fiscal 2004 Nine Months increased to $586 million from $537 million at September 30, 2003. The increase is primarily due to the Ningbo acquisition. Intangible assets approximate $264 million of our total assets and primarily relate to the VARTA acquisition. The purchase price allocations for the Remington and Ningbo acquisitions have not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets.

Latin America

	Fiscal Quarter		Nine Months
	2004	2003	2004	2003
Net sales to external customers	$35	$30	$102	$91
Segment profit	3	5	9	11
Segment profit as a % of net sales	8.6%	16.7%	8.8%	12.1%
Assets as of June 27, 2004 and September 30, 2003			$292	$204

        Our sales to external customers in the Fiscal 2004 Quarter increased to $35 million from $30 million in the previous year reflecting a 17% increase. Our sales to external customers in the Fiscal 2004 Nine Months increased to $102 million from $91 million in the previous year, a 12% increase. Sales increases in the Fiscal 2004 Quarter and Fiscal 2004 Nine Months reflect strong increases in our general battery business, driven by the alkaline and zinc carbon battery product lines, coupled with the impact of the Microlite acquisition which contributed $3 million in net sales to the Quarter and Nine Month periods. Partially offsetting these increases were the unfavorable impacts of foreign currency exchange rates. The Remington acquisition did not have an impact on the Latin America segment.

        Our profitability in the Fiscal 2004 Quarter decreased to $3 million from $5 million in the previous year. Profitability in the Fiscal 2004 Nine Months decreased to $9 million from $11 million. These profitability decreases primarily reflect declining gross margins. Our profitability margins in the Fiscal 2004 Quarter decreased to 8.6% from 16.7% in the same period last year and decreased to 8.8% from 12.1% in the Fiscal 2004 Nine Months versus the Fiscal 2003 Nine Months. These decreases were primarily the result of increased distribution and administrative expenses coupled with unfavorable changes in customer mix.

        Our assets in the Fiscal 2004 Nine Months increased to $292 million from $204 million at September 30, 2003 and reflect intangible assets of approximately $176 million. The increase primarily reflects the impacts of assets acquired and goodwill associated with the Microlite acquisition.

        Corporate Expense.    Our corporate expenses in the Fiscal 2004 Quarter increased to $17 million from $9 million in the previous year. The increase in expense is primarily due to (i) a general increase in expenses related to Remington, (ii) an increase in compensation and incentive expenses of approximately $2 million, and (iii) an increase in research and development expense of $3 million reflecting the impacts of Remington. Our corporate expense as a percentage of net sales in the Fiscal 2004 Quarter increased to 5.4% from 4.6% in the previous year.

        Our corporate expenses in the Fiscal 2004 Nine Months increased to $52 million from $32 million in the previous year. The increase in expense is primarily due to (i) a general increase in expenses related to Remington, (ii) an increase in compensation and incentive expenses of approximately $8 million, (iii) an increase in a reserve for a long-term receivable with a licensed distributor of approximately $2 million, (iv) an increase in research and development expense of approximately $4 million reflecting the impacts of Remington, and (v) an increase in legal and litigation expenses of approximately $2 million primarily associated with the settlement of the shareholder class action lawsuit. These increases were partially offset by a $2 million net charge associated with the settlement of a patent infringement litigation claim in the previous year. Our corporate expense as a percentage of net sales in the Fiscal 2004 Nine Months increased to 5.0% from 4.8% in the previous year.

        Restructuring and Related Charges.    As we announced on January 13, 2004, we implemented a series of restructuring initiatives associated with our Remington integration. We currently expect to incur restructuring and integration charges of approximately $10 million to $11 million during calendar 2004. Cash costs, including those recorded as acquisition costs, are expected to total approximately $30 million to $35 million, with cash savings related to these initiatives projected to be in the range of $30 million to $35 million when fully realized in Fiscal 2005. The result of these integration initiatives is an expected reduction in the total global workforce of approximately 500 positions. See note 8 to our Condensed Consolidated Financial Statements filed with this report, "Restructuring and Related Charges", for additional discussion on these initiatives.

        The Fiscal 2004 Quarter reflects net restructuring charges of $1.7 million related to: (i) North America termination benefits of approximately $1.4 million associated with Remington integration initiatives, (ii) Europe/ROW fixed asset impairments and termination benefits of approximately $1.5 million associated with Remington integration initiatives, (iii) relocation and recruiting expenses of approximately $1.0 million primarily associated with the move to our new corporate headquarters, (iv) a decrease of $0.6 million attributable to a change in estimate associated with pre-acquisition executive compensation agreements with certain Remington employees, (v) a decrease of $0.8 million attributable to a change in estimate associated with our completion of our European restructuring initiatives implemented in Fiscal 2003, and (vi) a decrease of $0.6 million attributable to a change in estimate associated with the completion of our North America restructuring initiatives implemented in Fiscal 2003.

        The Fiscal 2003 Quarter reflects approximately $11.1 million of special charges related to North America restructuring initiatives reflecting $7.2 million of inventory and fixed asset impairments, $2.8 million of termination benefits and $1.1 million of relocation and exit expenses primarily associated with the relocation of our Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution center to our new leased distribution and packaging facility in Dixon, Illinois.

        The Fiscal 2004 Nine Months reflects net restructuring charges of $6.6 million related to: (i) North America termination benefits of approximately $3.6 million associated with Remington integration initiatives, (ii) certain pre-acquisition executive compensation agreements with certain Remington employees of approximately $2.0 million, (iii) Europe/ROW fixed asset impairments and termination benefits of approximately $2.4 million associated with Remington integration initiatives, (iv)  relocation and recruiting expenses of approximately $1.1 million primarily associated with the move to our new corporate headquarters, (v) changes in estimates associated with Fiscal 2003 restructuring initiatives in

North America and Europe of $1.4 million reflecting lower termination benefits and lower distributor termination costs than initially estimated, and (vi) favorable changes in estimates of approximately $1.1 million related to a reduction of previously established inventory obsolescence reserves.

        The Fiscal 2003 Nine Months reflects $31.6 million of special charges related to: (i) European integration initiatives of approximately $3.1 million, primarily reflecting termination benefits of approximately $1.4 million, inventory and asset impairments of approximately $1.2 million, and other integration costs, (ii) North America restructuring initiatives of approximately $14.0 million, including pension and termination costs of approximately $3.3 million, fixed asset and inventory impairments of approximately $9.1 million, and relocation expenses and other shutdown expenses associated with the relocation of our Madison, Wisconsin packaging facility and Middleton, Wisconsin distribution facility to our new leased distribution and packaging facility in Dixon, Illinois, (iii) North America and Corporate restructuring initiatives of approximately $6.0 million, including approximately $5.2 million of termination benefits, research and development contract termination costs of approximately $0.5 million, and integration, legal, and other expenses, (iv) Latin America restructuring initiatives of approximately $6.2 million reflecting the closure of our Mexico City, Mexico manufacturing location, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.3 million, and other shutdown related expenses, and (v) other Latin America integration initiatives of $2.3 million, primarily reflecting termination benefits of approximately $2.0 million associated with the integration of our Rayovac and VARTA Mexican businesses and our Rayovac and VARTA Colombian businesses and other integration related expenses.

        Interest Expense.    Interest expense in the Fiscal 2004 Quarter increased to $16 million from $9 million in the Fiscal 2003 Quarter. In the Fiscal 2004 Nine Months interest expense increased to $49 million from $28 million in the Fiscal 2003 Nine Months. These increases were primarily due to the increase in debt of approximately $350 million to finance the Remington acquisition. The increase in interest expense was tempered by our reduction in debt due to our strong operating cash flow over the last twelve months.

        Non-Operating Expense.    There were no non-operating expenses in the Fiscal 2004 Quarter or Nine Months. Non-operating expense of approximately $3 million in the Fiscal 2003 Nine Months relates to the write-off of unamortized debt fees associated with the previous credit facility, replaced in conjunction with the VARTA acquisition.

        Income Tax Expense.    Our effective tax rate on income from continuing operations was 38% for the Fiscal 2004 Quarter and Nine Months, compared to approximately 32% in the Fiscal 2003 Quarter and Nine Months. Our expected effective tax rate increased as a result of the benefit of tax credits recognized in Fiscal Year 2003 that did not recur in Fiscal Year 2004, combined with additional taxable income in the current year in higher taxed foreign jurisdictions.

Liquidity and Capital Resources

Operating Activities

        For the Fiscal 2004 Nine Months, continuing operating activities provided $81 million in net cash, an increase of $48 million from last year. Within operating cash flow, we recognized an increase in net income of $35 million, primarily reflecting the impacts of the Remington acquisition. We also recognized increased amortization expense associated with debt issuance costs, and restricted stock compensation. In addition, we also realized an income tax benefit associated with the exercise of employee stock options. Operating cash flow from changes in working capital increased $19 million versus the previous year.

Investing Activities

        Net cash used by investing activities decreased to $58 million for the Fiscal 2004 Nine Months as compared to $262 million for the Fiscal 2003 Nine Months, primarily reflecting the impacts of the VARTA acquisition in the prior period cash flows and the impacts of the Ningbo and Microlite acquisitions in the current period cash flows. Capital expenditures for Fiscal 2004 are expected to be approximately $28 million, which are expected to include spending for continued investment in our alkaline and hearing aid manufacturing operations, continued technology investments, and spending associated with our Remington acquisition.

Equity Financing Activities

        During the Fiscal 2004 Nine Months we granted approximately 0.3 million options to purchase shares of common stock to various employees of the Company. All grants have been at an exercise price equal to the market price of the common stock on the date of the grant. We also issued approximately 1.6 million shares of common stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $19 million.

        We also granted, from the 1997 incentive plan, approximately 0.4 million shares of restricted stock on various dates during the Fiscal 2004 Nine Months to certain members of management. The majority of these shares will vest over the three-year period ending on September 30, 2006, provided the recipient is still employed by us, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on our performance during the three-year period. The total market value of the restricted shares on date of grant totaled approximately $7 million and has been recorded as unearned restricted stock compensation, a separate component of shareholders' equity. Unearned compensation is being amortized to expense over the appropriate vesting period. On March 30, 2004, we amended the provisions of our performance-based awards removing the variable nature of the awards vesting and fixing the vesting period of the awards. See note 11 to our Condensed Consolidated Financial Statements filed with this report, "Shareholders' Equity", for additional discussion.

Debt Financing Activities

        During the Fiscal 2004 Nine Months, we redeemed the remaining $56.0 million of our Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington and made payments of $60.0 million on our Term B facility and payments of approximately $58.7 million on our Euro Term Loan facilities. The debentures, Term B, and Euro term loan payments were made with the cash remaining following our debt offering of $350.0 million of 8.5% Senior Subordinated Notes issued in connection with the acquisition of Remington (discussed below) and our cash flow from operations. Also during this period, we borrowed $54.4 million under our Senior revolving facility. These borrowings were used primarily to finance the acquisitions of Ningbo and Microlite. The remaining increase in indebtedness for the period is primarily related to debt acquired with the aforementioned acquisitions.

        Subsequent to the Fiscal 2004 Quarter, we amended our Senior Credit Facility, the Fifth Amendment ("Fifth Amendment") to the Third Amended and Restated Credit Agreement, as amended (the "Credit Agreement"). The purpose of the Fifth Amendment was to increase limits on investments by the Company in foreign subsidiaries, increase limits on third party debt incurred by foreign subsidiaries and permit the debt to be secured, allow foreign subsidiaries to factor accounts receivable, allow 80%-owned foreign subsidiaries to pay pro-rata dividends to minority shareholders, and increase annual limits for consolidated capital expenditures.

        In addition to our principal payments included in note 6 to our Condensed Consolidated Financial Statements filed with this report, "Debt", we have annual interest payment obligations of approximately

$29.8 million associated with our debt offering of $350.0 million of 8.5% Senior Subordinated Notes due in 2013. We also incur interest on our borrowings associated with our Senior Credit Facilities, and such interest would increase our borrowings on our revolving credit facilities if cash were not otherwise available for such payments.

        We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard. Our current Senior Credit Facilities include a revolving credit facility of $120.0 million, a revolving credit facility of €40.0 million, a term loan of $257.0 million, and a term loan of €114.0 million.

        As of June 27, 2004, the following amounts were outstanding under these facilities: $54.5 million and $257.0 million, respectively, of the U.S. Dollar denominated revolver and term loan and, €114.0 million of the Euro denominated term loan. In addition, approximately $14.9 million of the remaining availability under the U.S. Dollar denominated revolver was utilized for outstanding letters of credit. Approximately $99.4 million remains available under these facilities as of June 27, 2004.

        Our Credit Agreement, contains financial covenants with respect to borrowings, which include maintaining minimum interest and fixed charge and maximum leverage ratios. In accordance with the Credit Agreement, the limits imposed by such ratios became more restrictive over time. In addition, the Credit Agreement restricts our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and merge or acquire or sell assets.

        In connection with the acquisition of Remington, we completed a debt offering of $350.0 million of 8.5% Senior Subordinated Notes due in 2013. The terms of the notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company's domestic subsidiaries, ROV Holding, Inc. and ROVCAL, Inc. The foreign operating subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc. On March 29, 2004, Remington Products Company, L.L.C. (a guarantor subsidiary) merged with Rayovac Corporation (the parent company). As a result of the merger, the results of operations, cash flows, and balance sheet of Remington will be included with Rayovac Corporation starting with our fiscal quarter ended June 27, 2004.

        As of June 27, 2004, we were in compliance with all covenants associated with our Senior Credit Facilities and our Senior Subordinated Notes.

        On May 28, 2004, we completed the acquisition of Microlite, a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. Total purchase price was approximately $21.5 million in cash plus approximately $8 million of assumed debt. In addition, we prepaid contingent consideration totaling $7 million that will be earned by the seller, Tabriza, upon the attainment of certain earnings targets by Microlite to be achieved through June 30, 2005. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several strategically located sales and distribution centers throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand around the world. The financial results of the Microlite acquisition were reported as part of our condensed consolidated third quarter results for the one month period ended June 27,

2004. Microlite contributed $3 million to our third quarter net sales, and recorded a small operating loss. See note 10 to our Condensed Consolidated Financial Statements filed with this report, "Acquisitions", for additional discussion.

        We estimate the acquisition will have minimal impact on earnings in fiscal 2004 and fiscal 2005 and be accretive thereafter.

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

Critical Accounting Policies and Critical Accounting Estimates

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and fairly present the financial position and results of operations of the Company. There have been no significant changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2003, except for our change in our advertising accounting policy for interim reporting purposes, which is more fully described in note 1 to our Condensed Consolidated Financial Statements filed with this report, "Significant Accounting Policies—Change in Accounting Policy".

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

        We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

        A discussion of our accounting policies for derivative financial instruments is included in note 1 to our Condensed Consolidated Financial Statements filed with this report, "Significant Accounting Policies—Derivative Financial Instruments".

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

Foreign Exchange Risk

        We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro and Pounds Sterling. We manage our foreign exchange exposure from anticipated sales, accounts receivable, inter-company loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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

        As of June 27, 2004, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1% unfavorable shift in the underlying interest rates would be a loss of $2.6 million. The net impact on reported earnings, after also including the reduction in one year's interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.5 million.

        As of June 27, 2004, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $0.5 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be immaterial.

        As of June 27, 2004, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.3 million. The net impact on reported earnings, after also including the reduction in cost of one year's purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.7 million.

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

  Regarding the class action lawsuit brought against Rayovac Corporation and several of its current and former officers and directors, Eli Friedman v. Rayovac Corporation, Thomas H. Lee Partners, LP, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin (Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin), the parties have agreed to a settlement in which Rayovac will pay plaintiff class $4 million in consideration for dismissal of all claims brought under this suit. The parties filed a Stipulation of Settlement with the Court to this effect in March, 2004 and the Court granted its preliminary approval of this Stipulation in April, 2004 and its final approval of the Stipulation in July, 2004. A majority of the $4 million settlement will be covered by our insurers, and we do not expect this matter to have a material financial impact on us.

  Regarding the various European trademark lawsuits involving our Remington rotary shavers and Koninklijke Philips Electric N.V. (Philips), the Italian court in Remington Consumer Products Limited v. Koninklijke Philips Electrics N.V. (Italy), issued a decision in April, 2004 nullifying all of Philips' rotary shaver marks at issue in the case. Philips has appealed this decision. In Koninklijke Philips Electrics N.V. v. Remington Products GmbH (Germany), the German courts issued a ruling in April, 2004 nullifying two of the four Philips' marks at issue in that lawsuit and narrowing the scope of protection provided by the two surviving marks. Both parties have appealed the German court's decision.

  Regarding the patent infringement suit brought against us by The Gillette Company and its subsidiary, Braun GmbH, (The Gillette Company and Braun GmbH, v. Remington Consumer Products Company, LLC, Case No. 03 CV 12428 WGY), Gillette/Braun served the complaint on us in March 2004. We have answered the complaint denying all material allegations and we will vigorously defend ourselves in this matter.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits.    Please refer to the Exhibit Index.

        (b)    Reports on Form 8-K.

        On April 22, 2004, we furnished a Current Report on Form 8-K pursuant to Item 12 containing the press release relating to our estimated financial results for our second fiscal quarter ended March 28, 2004.

        On May 10, 2004, we filed a Current Report on Form 8-K reporting under Item 9 the election of John D. Bowlin to our Board of Directors.

        On June 14, 2004, we filed a Current Report on Form 8-K reporting under Item 2 our acquisition of 90.1% of the outstanding capital stock of Microlite, S.A., a Brazilian company.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2004	RAYOVAC CORPORATION
	By:	/s/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated August 21, 2003 by and among Rayovac Corporation, Remington Products Company, L.L.C., Vestar Equity Partners, L.P., Investors/RP, L.L.C. and RPI Corp. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated August 22, 2003) filed September 3, 2003.
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
Exhibit 2.4
Purchase Agreement, dated February 21, 2004, by an among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated May 28, 2004) filed June 14, 2004.
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
Exhibit 10.4
Separation Agreement and Release, dated as of March 2, 2004, by and between the Company and Stephen P. Shanesy (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13615) filed May 12, 2004.
Exhibit 10.5
Amended and Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Lester C. Lee (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13615) filed May 12, 2004.
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
Exhibit 10.8
Employment Agreement, dated as of August 19, 2002, by and between the Company and Randall J. Steward (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001- 13615) filed December 16, 2002.
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
Exhibit 10.20
Amendment No. 4 to Third Amended and Restated Credit Agreement dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13615) filed May 12, 2004
Exhibit 10.21
Amendment No. 5, dated June 25, 2004, to Third Amended and Restated Credit Agreement dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent.

Exhibit 10.22
Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, File No. 333-17895) filed August 13, 1997.
Exhibit 10.23	1997 Rayovac Incentive Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed October 31, 1997.
Exhibit 10.24	2004 Rayovac Incentive Plan.
Exhibit 10.25	Rayovac Profit Sharing and Savings Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed October 31, 1997.
Exhibit 10.26	Amendment, date July 31, 2003, to the Rayovac 401(k) Retirement Savings Plan.
Exhibit 10.27
Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.28	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan.
Exhibit 10.29
Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.30
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

QuickLinks

RAYOVAC CORPORATION QUARTERLY REPORT ON FORM 10-Q FOR QUARTER ENDED JUNE 27, 2004 INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
RAYOVAC CORPORATION Notes to Condensed Consolidated Financial Statements (Unaudited) (Amounts in thousands, except per share figures)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
Signatures
EXHIBIT INDEX