Form 10-K
period 2004-09-30
RAYOVAC CORP
filed 2004-12-14
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 001-13615

RAYOVAC CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	22-2423556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Six Concourse Parkway, Suite 3300, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 829-6200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $900,923,785 based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2004). As of December 1, 2004, there were outstanding 35,447,180 shares of the registrant’s Common Stock, $0.01 par value.

PART I

ITEM 1. BUSINESS

General

Rayovac Corporation is a global branded consumer products company with leading market positions in our two major product categories: consumer batteries and electric personal care products. We are a leading worldwide manufacturer and marketer of alkaline batteries, zinc carbon batteries, and hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and a leading marketer of battery-powered lighting products. We are also a leading designer and marketer of electric shavers and accessories, electric grooming products and hair care appliances.

We sell our products in over 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”). We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years. We have 12 manufacturing and product development facilities located in the U.S., Europe, China and Latin America. A significant portion of our products are manufactured by third-party suppliers.

On May 28, 2004, we completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite S.A. (“Microlite”), a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. (“Tabriza”) of Brazil. The total cash paid was approximately $30 million, including approximately $21 million in purchase price, approximately $7 million of contingent consideration and approximately $2 million of acquisition related expenditures, plus approximately $8 million of assumed debt. The contingent consideration will be earned by Tabriza upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation of the total contingent consideration due to Tabriza, if any, Tabriza will transfer Microlite’s remaining outstanding capital stock to us. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand in Latin America. Subsequent to the acquisition, the financial results of Microlite are reported as part of our consolidated results in our Latin America segment.

On March 31, 2004, we completed the acquisition of an 85 percent equity interest in Ningbo Baowang Battery Company, Ltd. (“Ningbo”) of Ninghai, China for approximately $17 million in cash, including approximately $1 million of acquisition related expenditures, plus approximately $14 million of assumed debt. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers in North and South America, Europe and Asia. Subsequent to the acquisition, the financial results of Ningbo are reported as part of our consolidated results in our Europe/Rest of World (“Europe/ROW”) segment.

During fiscal 2003, we completed two major acquisitions: (i) the acquisition of substantially all of the consumer battery business (“VARTA”) of VARTA AG on October 1, 2002; and (ii) the acquisition of Remington Products Company, L.L.C. (“Remington”), on September 30, 2003. With the acquisition of VARTA, we greatly enhanced our status as a global battery manufacturer and marketer and acquired additional low-cost manufacturing capacity and advanced battery technology. By expanding our product line with the acquisition of Remington, we became a diversified consumer products company with a focus beyond the battery and lighting product markets.

Our business is organized and managed according to three geographic regions: (i) North America, which includes the U.S. and Canada; (ii) Latin America, which includes Mexico, Central America, South America and the Caribbean; and (iii) Europe/ROW, which includes continental Europe, the United Kingdom, China, Australia and all other countries in which we do business. Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each geographic region is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each geographic region has a general manager responsible for all the sales and marketing initiatives for all product lines within that region. Financial information pertaining to our geographic regions is contained in Note 12 of the Notes to Consolidated Financial Statements filed with this report.

Our Products

We compete in two major product categories within the consumer products industry: consumer batteries and electric personal care products. Our broad line of products includes:

•	general batteries, including alkaline and zinc carbon;

•	rechargeable batteries and chargers;

•	other specialty batteries;

•	hearing aid batteries;

•	lighting products;

•	electric shaving and grooming products; and

•	other personal care products.

Net sales data for our products as a percentage of consolidated net sales is set forth below. During fiscal 2003 and 2002, we had no sales in the electric personal care product lines because the Remington acquisition was consummated on the last day of fiscal year 2003.

	Percentage of Company Net Sales Fiscal Year Ended September 30,
	2004	2003	2002
General batteries	49%	65%	68%
Rechargeable batteries, chargers and other	11	16	9
Hearing aid batteries	7	9	12
Lighting products	6	10	11
Electric shaving and grooming	19	—	—
Personal care	8	—	—

	100%	100%	100%

General Batteries

Our general batteries category includes alkaline and zinc carbon. We sell a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) for both consumers and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac Maximum Plus brand and the VARTA Universal, High Energy and MaxiTech brands. We also engage in private label manufacturing of alkaline batteries. Our zinc carbon batteries are designed for low- and medium-drain battery-powered devices such as flashlights.

Rechargeable Batteries, Chargers and Other

We sell our rechargeable batteries and chargers under the Rayovac and VARTA brands. We sell NiMH and rechargeable alkaline batteries and a variety of chargers, including our 15-minute I-C3 NiMH rechargeable system, introduced in August 2003.

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

Electric Shaving and Grooming Products

We market a broad line of electric shaving and grooming products, including men’s rotary and foil shavers, women’s shavers, beard and mustache trimmers, nose and ear trimmers, haircut kits and related accessories. We market electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Remington is the only brand of men’s electric shavers to offer both a foil-design product line and a rotary-design product line.

Other Personal Care Products

Our hair care products consist of hair dryers, hairsetters, curling irons, hair crimpers and straighteners, hot air brushes and lighted mirrors. Our wellness products consist primarily of paraffin wax hand spas and foot spas.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales to Wal-Mart Stores, Inc. represented approximately 19% of consolidated net sales for fiscal 2004 and no other customer accounted for more than 10% of our consolidated net sales in fiscal 2004.

North America

We align our internal sales force by distribution channel. We maintain separate sales forces primarily to service (i) our retail sales and distribution channels, (ii) our hearing aid professionals and (iii) our industrial distributors and OEM sales and distribution channels. In addition, we use a network of independent brokers to service participants in selected distribution channels.

Europe/ROW

We maintain a separate sales force in Europe/ROW and utilize an international network of distributors to promote the sale of all of our products. We have sales operations throughout Europe/ROW organized by three sales channels: (i) food/retail, which includes mass merchandisers, discounters, drug and food stores and non-food stores; (ii) special trade, which includes clubs (cash/carry), consumer electronics stores, department stores, photography stores, hearing aid professionals and wholesalers/distributors, and (iii) industrial, government and OEMs.

Latin America

We align our internal sales force by distribution channel or geographic territory. We sell primarily to large retailers, wholesalers, distributors, food and drug chains, and retail outlets in both urban and rural areas. In some countries where we do not maintain a separate internal sales force, we sell to distributors who sell our products to all channels in their particular market.

Manufacturing, Raw Materials and Suppliers

We manufacture alkaline batteries, zinc carbon batteries and zinc air hearing aid batteries. Raw materials comprise a significant portion of our cost of goods sold. Zinc powder, electrolytic manganese dioxide powder and steel are the most significant raw materials we use to manufacture batteries. A number of worldwide sources of such materials exist. We believe we will continue to have access to adequate quantities of these materials. We use commodity swaps, calls and puts in an attempt to manage risks associated with fluctuations in market prices for purchases of zinc used in the manufacturing process.

Substantially all of our rechargeable batteries and chargers, lighting products and hair care, wellness and other personal care products, and our electric shaving and grooming products are manufactured by third party suppliers, primarily located in China and Japan. We maintain ownership of tooling and molds used by many of our suppliers.

We continually evaluate our facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and currently foreseeable needs.

Research and Development

Our research and development strategy is to direct resources toward performance improvements of our existing products, cost reduction initiatives and new product development. Our battery research and development strategy is focused on alkaline, zinc air and NiMH rechargeable battery systems. Our alkaline product development groups in Madison, Wisconsin and Ellwangen, Germany work closely with both our alkaline manufacturing plants in Fennimore, Wisconsin and Dischingen, Germany. Our zinc air product development group is also located in Madison, Wisconsin and works closely with our zinc air plants in Portage, Wisconsin and Washington, U.K. Our rechargeable NiMH program has been enhanced by our strong working relationships with suppliers based in China and Japan. Foil and rotary cutting system development groups work closely with our Asian suppliers to develop new features and innovative electric shaving products.

In fiscal years 2004, 2003 and 2002, Rayovac invested $23.2 million, $14.4 million and $13.1 million, respectively, in product research and development. These investments were supplemented by funds received from U.S. government contracts. These contracts enable us to investigate additional development opportunities.

Patents and Trademarks

We own or license from third parties a considerable number of patents and patent applications throughout the world for battery and electronic personal care product improvements, additional features and manufacturing equipment. We have a license through March 2022 to certain alkaline battery designs, technology and manufacturing equipment from Matsushita to whom we pay a royalty.

We also use and maintain a number of trademarks in our business, including Rayovac®, VARTA®, Remington®, Maximum®, Maximum Plus™, I-C3™, Renewal®, Loud ‘n Clear®, Pro Line®, Prodigy®, Microscreen®, Microflex®, Precision®, Remington Titanium™ and Smooth & Silky®. We rely on both registered and common law trademarks worldwide to protect our trademark rights. The Rayovac, VARTA and Remington trademarks are also registered in countries outside of the U.S., including countries in Europe, Latin America and Asia. As a result of our acquisition of Microlite S.A. in May 2004, we now own the Rayovac trademark in Brazil.

As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to Rayovac and VARTA AG’s subsequent sale of its automotive battery business to Johnson Controls, Inc., we became the owner of the VARTA trademark in the consumer battery category and Johnson Controls acquired ownership rights to the trademark in the automotive battery category. VARTA AG and its VARTA Microbatteries subsidiary continue to have ownership rights to use the trademark with travel guides, industrial batteries and micro batteries. The four owners of the VARTA trademark are parties to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the trademark.

As a result of the common origins of the Remington entity we acquired and Remington Arms Company, Inc., the Remington trademark is owned by us and by Remington Arms, each with respect to its principal products as well as associated products. As a result of our acquisition of Remington, we own the Remington trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington and Remington Arms provides for the shared rights to use the Remington trademark on products which are not considered “principal products of interest” for either company. We retain the Remington trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

Competition

In our retail markets, companies compete for limited shelf space and consumer acceptance. Factors influencing product sales are brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies.

The battery marketplace is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Rayovac; Energizer, a subsidiary of Energizer Holdings, Inc.; Duracell, a division of The Gillette Company; and Matsushita (manufacturer of the Panasonic brand). We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure and may also increase consumer perceptions that batteries are a commodity product. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at retail prices below competing brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

In the U.S. alkaline battery category, Rayovac is positioned as a value brand while Duracell and Energizer are positioned as premium brands. In Europe, the VARTA brand has premium positioning. In Latin America where lower disposable incomes prevail and zinc carbon batteries still outsell alkaline, Rayovac is positioned as a value brand.

Our primary competitors in the electric shavers market are Koninklijke Philips Electronics NV (“Philips”) (which only sells and markets rotary shavers) and Braun (which only sells and markets foil shavers). Only Remington competes in both the foil and rotary segments. Our major competitors in the personal care market are Conair, Wahl and Helen of Troy. Companies that are able to maintain or increase the amount of retail shelf space allocated to their respective products can gain competitive advantage.

Our major competitors in the consumer battery and electric shaver markets have greater financial and other resources and greater overall market share than we do. They have committed significant resources to protect their own market shares or to capture market share from us in the past and may continue to do so in the future. In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in advertising and in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers, and, ultimately, consumers.

Seasonality

Sales of our products are seasonal. Sales during the first and fourth quarters of the fiscal year are generally higher than the second and third quarters due to the impact of the December holiday season. For a more detailed discussion of the seasonality of our product sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales.”

Governmental Regulations and Environmental Matters

Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with the releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign regulations to which we are subject will not have a material effect upon our capital expenditures, financial position, earnings and competitive position.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties, including without limitation, the effect of the generation and disposal of wastes, which are or may be considered hazardous. We have not conducted invasive testing to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, there can be no assurance that material liabilities will not arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. Although we are currently engaged in investigative or remedial projects at a few of our facilities, we do not expect that such projects will cause us to incur material expenditures, however, there can be no assurance that our liability will not be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. While we currently have no pending CERCLA or similar state matters, we may be named as a potentially responsible party at sites in the future and the costs and liabilities associated with these sites may be material.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $5.3 million for estimated liabilities at September 30, 2004, should not be material to our business or financial condition.

Employees

We had approximately 6,500 full-time employees worldwide as of September 30, 2004.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through our website at www.rayovac.com as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange

Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics, and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.rayovac.com under “Investor Relations – Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations, Rayovac Corporation, 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328, via electronic mail at investorrelations@rayovac.com, or by contacting the Vice President, Investor Relations at 770-829-6200. None of the information posted on our website is incorporated by reference into this Annual Report.

ITEM 2. PROPERTIES

The following table lists our primary owned or leased manufacturing, packaging, and distribution facilities:

Facility	Function	Square Footage
North America
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing	176,000
Portage, Wisconsin(1)	Zinc Air Button Cell & Lithium Coin Cell Battery Manufacturing & Foil Shaver Component Manufacturing	101,000
Dixon, Illinois(2)	Packaging & Distribution of Batteries and Lighting Devices & Distribution of Electric Shaver & Personal Care Devices	576,000
Nashville, Tennessee(2)	Distribution of Batteries, Lighting Devices, Electric Shaver & Personal Care Devices	266,700
Bridgeport, Connecticut(1)(3)	Foil Cutting Systems and Accessories Manufacturing	167,000

Europe/ROW
Dischingen, Germany(2)	Alkaline Battery Manufacturing	186,000
Breitenbach, France(1)	Zinc Carbon Battery Manufacturing	165,000
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution	63,000
Ninghai, China(1)	Zinc Carbon & Alkaline Battery Manufacturing & Distribution	274,000
Ellwangen, Germany(2)	Battery Packaging	187,000
Ellwangen, Germany(2)	Battery Distribution	125,000

Latin America
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing	105,000
Ipojuca, Brazil(1)	Zinc Carbon Battery Component Manufacturing	100,000
Jaboatoa, Brazil(1)	Zinc Carbon & Alkaline Battery Manufacturing	516,000
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing	91,000

(1)	Facility is owned.
(2)	Facility is leased.
(3)	Facility closed September 30, 2004.

We also own, operate or contract with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. We lease our administrative headquarters, located in Atlanta, Georgia, and our primary research and development facility and North America headquarters, located in Madison, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS

Litigation

We are subject to litigation from time to time in the ordinary course of business. The amount of any liability with respect to any litigation to which we are now subject cannot currently be determined. Other than the matters set forth below, we are not party to any pending legal proceedings which, in the opinion of management, are material or may be material to our business or financial condition.

In March 2004, we agreed to a settlement of all claims brought against Rayovac Corporation and several of its current and former officers and directors generally alleging that the defendants made various false and misleading statements, which had the alleged effect of artificially inflating the price of Rayovac stock during the period from April 26, 2001 until September 19, 2001. These suits were consolidated into one suit, Eli Friedman v. Rayovac Corporation, Thomas H. Lee Partners, LP, Kenneth V. Biller, Kent J. Hussey, David A. Jones, Scott A. Schoen, Stephen P. Shanesy, Thomas R. Shepherd, Randall J. Steward, Warren C. Smith, Jr., and Merrell Tomlin (Case No. 02 C 0308 C, United States District Court, Western District of Wisconsin). In the settlement, Rayovac agreed to pay plaintiff class $4 million in consideration for dismissal of all claims brought under this suit. The parties filed a Stipulation of Settlement with the Court to this effect and the Court granted its preliminary approval of this Stipulation in April 2004 and its final approval of the Stipulation in July 2004. A majority of the $4 million settlement was covered by our insurers, and this matter did not have a material impact on our financial condition or operating results.

We are also involved in a number of legal proceedings with Philips in Europe with respect to trademark or other intellectual property rights Philips claims to have in relation to the appearance of the faceplate of the three-headed rotary shaver. In the first such legal proceeding in Europe, we were successful in having the Philips trademark at issue declared invalid by the High Court of Justice in the United Kingdom, a decision that was ultimately upheld by the European Court of Justice (“ECJ”) in 2002. The ECJ held that a shape consisting exclusively of the shape of a product is unregisterable as a trademark (or is subject to being declared invalid if it has been registered as a trademark) if it is established that the essential functional features of the shape are attributable only to the technical result. Both prior to and following the favorable ECJ decision in 2002, litigation over the Philips trademarks ensued between Rayovac (or one of its distributors) and Philips in each of France, Italy, Spain, Portugal, Germany and again in the U.K. The status of these various matters is as follows:

•	In each of France (decision of June 13, 2003), Italy (decision of February 26, 2004) and Spain (decision of May 6, 2004), the respective First Instance Courts ordered that the various Philips trademarks be cancelled. The action in France commenced May 17, 2000, the action in Italy commenced May 15, 2000 and the action in Spain commenced March 12, 2003. These decisions have been appealed by Philips. In Portugal, Philips commenced a lawsuit against Rayovac’s distributor on December 12, 2003 seeking only an injunction to prevent the marketing and sale of the Remington shavers. The Commercial Court in Portugal (decision of June 23, 2004) denied the request for an injunction, and Philips has appealed this decision.

•	In the second U.K. lawsuit commenced by Philips on February 15, 2000, the U.K. High Court of Justice (decision of October 21, 2004) ordered that Philips’ trademarks at issue be cancelled. Rayovac expects that Philips will file an appeal in this matter.

•	In Germany, Philips commenced an action on September 5, 2002 seeking to enjoin the sale of Remington rotary shavers, money damages and other relief. On April 1, 2004, the court issued a ruling canceling two of the four Philips marks at issue in the case and narrowing the scope of enforceability of the two surviving marks. Each of Rayovac and Philips has appealed the decisions that were contrary to their respective positions. Previously, in a related action, the Cologne District Court granted an injunction in August, 2002 prohibiting the marketing and sale by Rayovac of the Remington rotary shavers, which injunction remains in place, and Rayovac has appealed the maintenance of the injunction in light of the April 2004 decision.

In addition, The Gillette Company and its subsidiary, Braun GmbH, filed a complaint against Remington in the federal district court in Massachusetts on December 2, 2003 alleging that Remington’s “Smart Cleaner”

automatic cleaning device on Remington’s Titanium Smart System shaving product infringes United States patent numbers 5,711,328 and 5,649,556 allegedly held by Braun (The Gillette Company and Braun GmbH v. Remington Consumer Products Company, LLC., Case No. 03 CV 12428 WGY). The complaint, which seeks injunctive relief and monetary damages, was served on Remington in March 2004. We have answered the complaint denying all material allegations and we are vigorously defending ourselves in this matter. Trial is tentatively scheduled for November 2005.

We are also involved in proceedings with Norelco Consumer Products Company, a subsidiary of Philips, relating to alleged false and misleading statements used in a Remington television advertisement referred to as “Slice” or “A Close Shave” that aired in the United States in 2003. However, the proceeding is not, in the opinion of management, material to our business or financial condition.

Environmental

We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws which are applicable to our operations. See also the discussion captioned “Governmental Regulation and Environmental Matters” under Item 1 above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on July 21, 2004. The directors standing for election were elected in an uncontested election. The directors elected were John S. Lupo and Thomas R. Shepherd. Mr. Lupo received 29,648,901 votes in favor of his election and 2,159,091 votes were withheld. Mr. Shepherd received 29,126,233 votes in favor of his election and 2,681,759 votes were withheld. The terms of office as directors of the following directors continued after the meeting: John D. Bowlin, William P. Carmichael, Neil P. DeFeo, Kent J. Hussey, David A. Jones and Barbara S. Thomas. In addition to the election of directors, we submitted each of the 2004 Rayovac Incentive Plan and the ratification of the appointment of KPMG LLP as our independent auditors to a vote of the shareholders. The vote in favor of the 2004 Rayovac Incentive Plan was 18,475,163 in favor, 9,634,597 against (including broker non-votes) and 61,587 abstained. The vote in favor of ratification of KPMG LLP as our independent auditors was 31,082,648 in favor, 696,660 against and 28,684 abstained.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $0.01 par value per share (the “Common Stock”), is traded on the New York Stock Exchange (the “NYSE”) under the symbol “ROV.” The Common Stock commenced public trading on November 21, 1997. As of December 1, 2004, there were 503 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

	High	Low
Fiscal 2004
Quarter ended September 30, 2004	$30.95	$22.63
Quarter ended June 27, 2004	$30.30	$23.75
Quarter ended March 28, 2004	$27.80	$20.00
Quarter ended December 28, 2003	$21.77	$14.38

Fiscal 2003
Quarter ended September 30, 2003	$15.75	$12.68
Quarter ended June 29, 2003	$13.84	$9.93
Quarter ended March 30, 2003	$14.49	$10.50
Quarter ended December 29, 2002	$16.28	$11.20

We have not declared or paid any cash dividends on the Common Stock since it commenced public trading in 1997 and we do not anticipate paying cash dividends in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the terms of our credit facility and the indentures governing our outstanding 8.5% senior subordinated notes due 2013 restrict our ability to pay dividends to our shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

Information regarding our equity compensation plans is set forth in Item 12 hereof under the caption “Equity Compensation Plan Information.”

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only the most recent three fiscal years audited statements are included elsewhere in this Annual Report on Form 10-K. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended September 30,
	2004(1)	2003(2)(3)	2002(4)	2001(5)	2000
	(In millions, except per share data)
Statement of Operations Data:
Net sales(6)	$1,417.2	$922.1	$572.7	$616.2	$630.9
Gross profit(6)	606.1	351.5	237.4	232.9	259.4
Operating income(7)	156.2	59.6	63.0	54.4	89.3
Income from continuing operations before income taxes(8)	90.5	23.0	45.7	17.5	58.0
Loss from discontinued operations	0.4	—	—	—	—
Net income	55.8	15.5	29.2	11.5	38.4
Restructuring and related charges—cost of goods sold	$(0.8)	$21.1	$1.2	$22.1	$—
Restructuring and related charges—operating expenses	12.2	11.5	—	0.2	—
Non-operating expense(8)	—	3.1	—	8.6	—
Interest expense	$65.7	$37.2	$16.0	$27.2	$30.6
Per Share Data:
Net income per common share:
Basic	$1.67	$0.49	$0.92	$0.40	$1.39
Diluted	1.61	0.48	0.90	0.39	1.32
Average shares outstanding:
Basic	33.4	31.8	31.8	28.7	27.5
Diluted	34.6	32.6	32.4	29.7	29.1
Cash Flow and Related Data:
Net cash provided by operating activities	$104.9	$76.2	$66.8	$18.0	$32.8
Capital expenditures	26.9	26.1	15.6	19.7	19.0
Depreciation and amortization (excluding amortization of debt issuance costs)(7)	35.3	31.6	19.0	21.1	20.0
Balance Sheet Data (at fiscal year end):
Cash and cash equivalents	$15.8	$107.8	$9.9	$11.4	$9.8
Working capital(9)	251.9	269.8	140.5	158.5	104.7
Total assets(6)	1,636.0	1,545.3	520.9	566.5	549.6
Total long-term debt, net of current maturities	806.0	870.5	188.5	233.5	272.8
Total debt	829.9	943.4	201.9	258.0	317.6
Total shareholders’ equity	316.0	202.0	174.8	157.6	80.7

(1)	Fiscal 2004 selected financial data is impacted by two acquisitions completed during the fiscal year. The Ningbo acquisition was completed on March 31, 2004 and the Microlite acquisition was completed on May 28, 2004. See further discussion of acquisitions in Item 1: Business, and in Note 16 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Fiscal 2004 includes restructuring and related charges—cost of goods sold of $(0.8) million, and restructuring and related charges—operating expenses of $12.2 million. See Note 15 the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(2)	Fiscal 2003 includes a net sales reduction of $6.2 million related to North American retailer inventory repricing programs associated with the launch of our comprehensive new alkaline pricing program announced in 2003. These programs were launched in response to Duracell’s price reduction in the U.S. market on certain AA and AAA batteries.

Fiscal 2003 includes restructuring and related charges—cost of goods sold of $21.1 million, and restructuring and related charges—operating expenses of $11.5 million. Fiscal 2003 also includes a non- operating expense of $3.1 million discussed in (8) below. See Note 15 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(3)	Fiscal 2003 selected financial data is impacted by two acquisitions completed during the fiscal year. The VARTA acquisition was completed on October 1, 2002 and the Remington acquisition was completed on September 30, 2003. See further discussion of acquisitions in Item 1: Business, and in Note 16 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
(4)	Fiscal 2002 includes restructuring and related charges—cost of goods sold of $1.2 million. See Note 15 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(5)	Fiscal 2001 includes restructuring and related charges—cost of goods sold of $22.1 million, and restructuring and related charges—operating expenses of $0.2 million. Fiscal 2001 also includes a non-operating expense of $8.6 million discussed in (8) below.
(6)	Certain reclassifications have been made to reflect the adoption of the Emerging Issues Task Force (“EITF”) No. 01-09 for periods prior to adoption in fiscal 2002. EITF 01-09 addresses the recognition, measurement and income statement classification of various types of sales incentives, either as a reduction to revenue or as an expense. Concurrent with the adoption of EITF 01-09, we reclassified certain accrued trade incentives as a contra receivable versus our previous presentation as a component of accounts payable.
(7)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, we ceased amortizing goodwill on October 1, 2001. Upon initial application of SFAS 142, we reassessed the useful lives of our intangible assets and deemed only the trade name to have an indefinite useful life because it is expected to generate cash flows indefinitely. Based on this, we ceased amortizing the trade name on October 1, 2001. Goodwill and trade name amortization expense for 2001 and 2000 included in depreciation and amortization in operating income are as follows:

	2001	2000
	(in millions)
Goodwill amortization	$1.1	$1.2
Trade name amortization	2.3	2.3

Total	$3.4	$3.5

(8)	SFAS 145, which addresses, among other things, the income statement presentation of gains and losses related to debt extinguishments, requires such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per Accounting Principles Board (“APB”) Opinion No. 30. We adopted this statement on October 1, 2002. As a result, we recorded non-operating expenses within income before income taxes as follows during the fiscal years ended September 30, 2003 and 2001:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity, and other key items related to our performance. This section should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related notes in the Financial Statements section of this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. All references to 2004, 2003 and 2002 refer to fiscal year periods ended September 30, 2004, 2003 and 2002, respectively.

INTRODUCTION

We are a global branded consumer products company with leading market positions in our two major product categories: consumer batteries and electric personal care products. We are a leading worldwide manufacturer and marketer of alkaline batteries, zinc carbon batteries, and hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and a leading marketer of battery-powered lighting products. We are also a leading designer and marketer of electric shavers and accessories, electric grooming products and hair care appliances.

We sell our products in over 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years. We have 12 manufacturing and product development facilities located in the U.S., Europe, China and Latin America. A significant portion of our products are manufactured by third-party suppliers.

On May 28, 2004, we completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite, a Brazilian battery company, from VARTA of Germany and Tabriza of Brazil. The total cash paid was approximately $30 million, including approximately $21 million in purchase price, approximately $7 million of contingent consideration and approximately $2 million of acquisition related expenditures, plus approximately $8 million of assumed debt. The contingent consideration will be earned by Tabriza upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation of the total contingent consideration due to Tabriza, if any, Tabriza will transfer Microlite’s remaining outstanding capital stock to us. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand in Latin America. In addition, Microlite’s manufacturing facilities will support our business throughout the South American region, resulting in more efficient product sourcing with lower unit costs. Subsequent to the acquisition, the financial results of Microlite are reported as part of our consolidated results in our Latin America segment. Microlite contributed $12.8 million to our 2004 net sales, and recorded an operating loss of approximately $1.4 million. Microlite’s operating results reflect a period of transition and do not fully take into consideration the capital structure changes and other business changes that have occurred since the acquisition.

On March 31, 2004, we completed the acquisition of an 85 percent equity interest in Ningbo of Ninghai, China for approximately $17 million in cash, including approximately $1 million of acquisition related expenditures, plus approximately $14 million of assumed debt. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers in North and South America, Europe and Asia. Subsequent to the acquisition, the financial results of Ningbo are reported as part of our consolidated results in our Europe/ROW segment. Ningbo contributed $8.4 million in net sales to our 2004 results, and recorded an operating loss of approximately $0.4 million.

During fiscal 2003, we completed two major acquisitions: (i) the acquisition of substantially all of the consumer battery business VARTA on October 1, 2002; and (ii) the acquisition of Remington, on September 30,

2003. With the acquisition of VARTA, we greatly enhanced our status as a global battery manufacturer and marketer and acquired additional low-cost manufacturing capacity and advanced battery technology. By expanding our product line with the acquisition of Remington, we became a diversified consumer products company with a focus beyond the battery and lighting product markets.

Our financial performance is influenced by a number of factors including: general economic conditions, foreign exchange fluctuations, and trends in consumer markets; our overall product line mix, including sales prices and gross margins which vary by product line and geographic market; and our general competitive position, especially as impacted by our competitors’ promotional activities and pricing strategies.

We manage our business based upon three geographic regions. The regions are as follows: North America, which includes the United States and Canada; Latin America, which includes Mexico, Central America, South America and the Caribbean; and Europe/ROW, which includes continental Europe, the United Kingdom, China, Australia and all other countries in which we do business.

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. Since the beginning of fiscal 2001, we have undertaken various initiatives to reduce manufacturing and operating costs. We believe that we can continue to drive down our costs with continued focus on cost reduction initiatives.

Fiscal 2004. In January 2004, we announced a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. As of September 30, 2004, all these global integration initiatives were complete, as follows:

•	Remington’s North American operations have been integrated into Rayovac’s existing business structure.

•	Remington’s European operations were consolidated into Rayovac’s European business unit.

•	Remington’s and Rayovac’s North American and European distribution facilities have been consolidated.

•	Rayovac and Remington research and development functions have been merged into a single corporate research facility in Madison, WI. In addition, a new global product innovation team has been organized and is functioning to develop future product innovations across all of our product categories.

•	The Remington manufacturing operations in Bridgeport, CT have been consolidated into Rayovac’s manufacturing facility in Portage, WI.

•	All operations at Remington’s United Kingdom and United States Service Centers were discontinued.

•	Rayovac’s corporate headquarters were moved to Atlanta, GA.

We recorded pretax restructuring and related integration charges of $11.4 million in 2004. Cash costs of the integration program, including those recorded as additional acquisition costs, are expected to total approximately $30 million. Cash savings related to these costs are projected to be approximately $35 million when fully realized in fiscal 2005. The result of these initiatives is a reduction of approximately 500 positions, or approximately 10%, of the combined organization.

As a result of the integration of Remington and Rayovac operations, we no longer separately report profitability for Remington and Rayovac legacy operations. Gross profit information related to the products sold historically by each company is available and presented below in our discussions of segment profitability.

Fiscal 2003. In 2002, in conjunction with the acquisition of the VARTA consumer battery business, we announced a series of initiatives designed to position our consumer battery business for future growth opportunities and to optimize the combined global resources of Rayovac and VARTA. These initiatives provide significant benefits to the combined organization, including the renegotiation of certain sourcing arrangements, the elimination of duplicate costs in our consumer battery business and the consolidation of sales and marketing functions.

Also in 2002, we closed our Mexico City, Mexico zinc carbon manufacturing facility and transferred the majority of the production requirements to our Guatemala manufacturing facility. The consolidation of our zinc carbon capacity within Latin America was consistent with the global market trend away from zinc carbon toward alkaline batteries, and was intended to allow us to more closely match our manufacturing capacity to anticipated market demands.

We also announced the closure of operations at our Madison, Wisconsin packaging center and Middleton, Wisconsin distribution center in 2002. These facilities were closed during fiscal 2003 and their operations were combined into a new leased complex in Dixon, Illinois. Transition to the new facility was completed in June 2003.

We expect that all geographies will benefit from decreased costs and expenses resulting from the VARTA initiatives. These initiatives are anticipated to create long-term opportunities for procurement savings, resulting from renegotiated raw material and finished good sourcing arrangements, and lower operating costs as duplicative administrative support and sales and marketing functions are consolidated and overlapping functions are eliminated. Annual savings associated with all VARTA related initiatives are projected to be approximately $40 million when fully realized in fiscal 2005.

Fiscal 2002. In fiscal 2002, we closed our Santo Domingo, Dominican Republic manufacturing facility and transferred production of zinc carbon batteries to our Guatemala City, Guatemala manufacturing facility. We also outsourced a portion of our zinc carbon battery production previously manufactured at our Mexico City, Mexico facility.

Meeting Consumer Needs through Technology and Development

We continue to focus our efforts on meeting consumer needs for portable power, personal care, and lighting products through new product development and technology innovations. Research and development efforts at Remington allow us to maintain our unique manufacturing process in cutting systems for electric shavers. Remington is continuously pursuing new innovations for its line of shavers including foil improvements and new cutting and trimmer configurations. During fiscal 2003, Remington introduced the Remington Titanium™ line of men’s MicroScreen® and MicroFlex® shavers, a line of personal grooming products that utilize titanium-coated components. During fiscal 2004, the Remington Titanium™ line was expanded to include shavers with automatic cleaning systems. Remington also devotes resources to the development of new technologies for its other products. During fiscal 2004, we introduced the “Wet 2 Straight Professional Straightener”. This ceramic hair straightener dries and straightens hair in one step and includes special steam vents that release moisture to allow hair to dry as it is straightened.

We believe that our products are well poised to meet the portable power, lighting and electric personal care needs of consumers. We will continue to focus on identifying new technologies necessary to meet consumer and retailer needs within the marketplace.

Competitive Landscape

We primarily compete in two major product categories within the consumer products industry: consumer batteries and electric personal care products.

The consumer battery industry has two major segments: general and specialty. General batteries consist of non-rechargeable alkaline or zinc carbon batteries in cell sizes of AA, AAA, C, D and 9-volt. Specialty batteries include rechargeable batteries, hearing aid batteries, photo batteries and watch/calculator batteries. Most consumer batteries are marketed under one of the following brands: Rayovac/VARTA, Duracell, Energizer or Panasonic. In addition, batteries are marketed under retailers’ private label brands, particularly in Europe.

In North America and Europe, the majority of consumers purchase alkaline batteries. The Latin America market consists primarily of zinc carbon batteries, but is slowly converting to higher-priced alkaline batteries as personal income grows.

Within North America and Europe, the rechargeable battery business has experienced dramatic changes over the past three years. Our development of a one-hour charger and an innovative 15-minute rechargeable battery technology help us maintain a leading market position within the rechargeable category in the United States, as estimated by management. Ongoing industry innovation in battery design and performance technology is also expected to help expand the size of the market.

Within the hearing aid battery category, we continue to maintain a leading global market position according to management estimates. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations, position us for continued success in this category.

We also operate in the electric personal care industry, which consists of electric shavers and accessories, electric grooming products and hair care appliances. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Electric grooming products include beard and mustache trimmers, nose and ear trimmers and haircut kits and related accessories. Hair care appliances include hair dryers, hairsetters, curling irons, hair crimpers and straighteners and hot air brushes. Electric shavers are marketed primarily under one of the following brands: Remington, Braun and Philips/Norelco. Europe and North America account for the majority of the worldwide industry sales, with other major markets including Japan and Asia/Pacific.

Our ability to succeed in these highly competitive product categories is influenced by the following factors:

•	Strong Diversified Global Brand Portfolio. We have a global portfolio of well-recognized consumer product brands. Our Rayovac and VARTA brand names have been used to market batteries for over 80 years. We use the Rayovac brand name primarily in North America, Latin America and the United Kingdom and the VARTA brand name primarily in Europe and selected countries in Latin America. Our Remington brand name dates back to 1816, making it one of the oldest consumer brands, and is primarily used in North America, the United Kingdom, Australia and select European countries for our electric personal care products.

•	Market Leading Positions. We are the third largest global consumer battery manufacturer and marketer and a leading designer and marketer of electric personal care products. We believe that our leading market positions enable us to obtain favorable shelf space and additional product listings with major retailers, as well as maintain strong brand awareness and image among consumers. In addition, we believe our market positions facilitate acceptance of our new product introductions by both retailers and consumers.

•	Expansive Distribution Network. We distribute our products in over 120 countries globally through a variety of retailers, wholesalers and distributors, including hearing aid professionals, industrial distributors and OEMs.

•	Strong Global Retail Relationships. We have well-established business relationships with many of the top global retailers, distributors and wholesalers in the countries in which our products are sold. These relationships have enabled us to expand our overall market penetration and promote sales.

Seasonal Product Sales

Our quarterly results are impacted by seasonality. Sales during the first and fourth fiscal quarters of the year are generally higher than the second and third quarters due to the impact of the December holiday season. The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2004	2003	2002
December	32%	28%	28%
March	20%	22%	21%
June	22%	23%	24%
September	26%	27%	27%

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Highlights of consolidated operating results

Year over year historical comparisons are influenced by our acquisitions of Remington, Ningbo and Microlite, which are included in our current year Consolidated Statement of Operations but not in prior year results. See Note 16, Acquisitions, of Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these acquisitions.

Net Sales. Net sales for fiscal 2004 increased to $1,417 million from $922 million in fiscal 2003 reflecting a 54% increase. Acquisitions contributed approximately $409 million to the sales increase in fiscal 2004, with $388 million contributed by Remington, $13 million contributed by Microlite and $8 million contributed by Ningbo. Favorable foreign exchange rates contributed approximately $40 million to the increase during the year. The remaining sales increase was primarily a result of increased general battery sales. Sales increases occurred in all geographic segments, as discussed in more detail below.

Gross Profit. Our gross profit margins for fiscal 2004 improved to 42.8% from 38.1% in fiscal 2003. Excluding the impacts of restructuring and related charges, our gross profit margins were 42.7% in fiscal 2004 and 40.4% in the previous year. The improvement versus the previous year is primarily attributable to the impact of the Remington acquisition and lower alkaline promotional spending in North America. Sales of Remington products in fiscal 2004 were at higher gross profit margins than our general battery and lighting products. In addition, our margins benefited from favorable foreign currency exchange rates on worldwide purchases of Remington products, all of which are denominated in U.S. dollars. Excluding the impacts of the Remington, Ningbo and Microlite acquisitions and restructuring and related charges, our gross profit margins improved to 41.3% in fiscal 2004 from 40.4% in fiscal 2003.

Operating Income. Our operating income for fiscal 2004 increased to $156 million from $60 million in fiscal 2003. The increase was primarily attributable to the impacts of the Remington acquisition, approximately $21 million less in restructuring and related charges in fiscal 2004 versus the prior year and the impacts of favorable foreign currency movements of approximately $14 million. These improvements in operating income were partially offset by increases in corporate expenses driven primarily by the inclusion of Remington costs, an increased investment in research and development costs, and increases in incentive compensation, legal and professional fees.

Net Income. Our net income for fiscal 2004 increased to $56 million from income of $15 million last year. The increase was due to the improvements in operating income discussed above partially offset by an increase in interest expense of $29 million, reflecting the financing costs associated with the Remington acquisition, and the impact of increased income tax expense which was driven by improvements in operating income and the non-recurrence of tax credits recognized in the previous year.

Discontinued Operations. Our loss from discontinued operations of $0.4 million for fiscal 2004 reflects the operating results of our Remington Service Centers. Net sales from discontinued operations were approximately $21 million for the current year. Service Centers in the United States and United Kingdom were closed during fiscal 2004.

Segment Results. We manage operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/Rest of World (“Europe/ROW”) includes the United Kingdom, continental Europe, China, Australia and all other countries in which we do business. We evaluate segment profitability based on operating income before corporate expenses and restructuring and related charges. Corporate expenses includes corporate purchasing expense, general and administrative expense, and certain research and development expenses.

North America	2004	2003
	(in millions)
Net sales from external customers	$654	$376
Segment profit	$131	$65
Segment profit as a % of net sales	20.0%	17.3%
Assets	$645	$625

Our sales to external customers in fiscal 2004 increased to $654 million from $376 million the previous year, a 74% increase. This increase was primarily due to the impacts of the Remington acquisition, which contributed approximately $241 million and increases in our general battery business primarily driven by a 16% increase in alkaline battery sales.

Our profitability in fiscal 2004 increased to $131 million from $65 million the previous year. The increase in profitability primarily reflects the impacts of the Remington acquisition and sales increases associated with our battery business. Our profitability margin increased to 20.0% from 17.3% last year, primarily due to the benefits of Remington’s higher margin products, offset by higher advertising expenses as a percentage of sales.

Our assets at September 30, 2004 increased approximately 3 percent to $645 million from $625 million at September 30, 2003. The increase in assets is primarily attributable to changes in receivables and inventories. Intangible assets are approximately $292 million and primarily relate to the Remington acquisition. The Remington acquisition was completed on September 30, 2003; thus, the total assets for Remington are included in the Consolidated Balance Sheets as of September 30, 2004 and 2003. The purchase price allocation for the Remington acquisition was finalized in September 2004.

Europe/ROW	2004	2003
	(in millions)
Net sales from external customers	$618	$422
Segment profit	$96	$54
Segment profit as a % of net sales	15.5%	12.8%
Assets	$599	$537

Our sales to external customers in fiscal 2004 increased to $618 million from $422 million the previous year, a 46% increase, primarily due to the impacts of acquisitions and favorable foreign currency movements. The Remington acquisition contributed approximately $147 million to the sales increase, Ningbo contributed approximately $8 million, with the remaining increase primarily attributable to the favorable impact of foreign currency exchange rates. Sales volumes reflected a 14% increase in alkaline sales, as well as growth in hearing aid battery and lighting products sales partially offset by softness in zinc carbon sales.

Our profitability in fiscal 2004 increased to $96 million from $54 million the previous year. The profitability increase was primarily driven by the Remington acquisition, gross profit margin expansion reflecting a favorable product line mix and the favorable impacts of foreign currency movements. Profitability as a percent of net sales increased to 15.5% in fiscal 2004 from 12.8% in fiscal 2003 due to improved gross profit margins resulting from the impact of the VARTA integration initiatives implemented in 2003 and the higher margins associated with our Remington product sales. These benefits were partially offset by a slight increase in operating expenses as a percentage of sales reflecting higher selling and administrative expenses.

Our assets at September 30, 2004 increased to $599 million from $537 million at September 30, 2003. The increase is due to the Ningbo acquisition, which added approximately $29 million in total assets and the impact of foreign currency translation. Intangible assets are approximately $264 million and primarily relate to the VARTA acquisition. The purchase price allocation for the Ningbo acquisition has not been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets. The Remington acquisition was completed on September 30, 2003; thus, the total assets for Remington are included in the Consolidated Balance Sheets as of September 30, 2004 and 2003. The purchase price allocation for the Remington acquisition was finalized in September 2004.

Latin America	2004	2003
	(in millions)
Net sales from external customers	$145	$125
Segment profit	$12	$18
Segment profit as a % of net sales	8.3%	14.4%
Assets	$296	$204

Our sales to external customers in fiscal 2004 increased to $145 million from $125 million in the previous year, a 16% increase. Sales increases reflect improvement in our general battery business, driven by the alkaline and zinc carbon battery product lines, coupled with the impact of the Microlite acquisition which contributed $13 million in net sales for the year. Partially offsetting these increases was the unfavorable impact of foreign currency exchange rates. The Remington acquisition did not have an impact on the Latin America segment.

Our profitability in fiscal 2004 decreased to $12 million from $18 million in the previous year. Our profitability margin in fiscal 2004 decreased to 8.3% from 14.4% last year. These decreases primarily reflect declining gross profit margins as a result of margin pressure in Mexico and the Andean region, which consists of Colombia, Peru, Ecuador and Venezuela, and the inclusion of Microlite’s results.

Our assets at September 30, 2004 increased to $296 million from $204 million at September 30, 2003. The increase is due primarily to the Microlite acquisition, which added approximately $80 million in assets. The purchase price allocation for the Microlite acquisition has not been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets.

Corporate Expenses. Our corporate expenses in fiscal 2004 increased to $71 million from $44 million in the previous year. The increase in expense is primarily due to a general increase in expenses related to Remington, increased investments in research and development of approximately $9 million, and increases in incentive compensation, legal and professional fees. Our corporate expenses as a percentage of net sales in fiscal 2004 increased to 5.0% from 4.8% in the previous year.

Restructuring and Related Charges. In fiscal 2004, we recorded restructuring and related charges of $11.4 million associated with our cost reduction initiatives, as more fully described above under the heading “Cost Reduction Initiatives”. This amount is comprised of a credit of approximately $0.8 million recorded in cost of sales and approximately $12.2 million recorded in operating expenses. Fiscal 2004 net restructuring and related charges include amounts related to: (i) North American termination benefits of approximately $4.9 million associated with Remington integration initiatives, (ii) North American inventory impairments and related costs of approximately $0.6 million associated with the combination of Remington and Rayovac distribution facilities (iii) certain pre-acquisition executive compensation agreements with certain Remington employees of approximately $2.0 million,

(iv) Europe/ROW fixed asset impairments and termination benefits of approximately $3.3 million associated with Remington integration initiatives, (v) relocation and recruiting expenses of approximately $3.0 million primarily associated with the integration of the Remington business and the move to our new corporate headquarters, (vi) changes in estimates associated with fiscal 2003 restructuring initiatives in North America and Europe of $1.3 million reflecting lower termination benefits and lower distributor termination costs than initially estimated, and (vii) favorable changes in estimates of approximately $1.1 million related to a reduction of previously established inventory obsolescence reserves associated with 2003 restructuring initiatives.

In fiscal 2003, we recorded restructuring and related charges of $32.6 million associated with our cost reduction initiatives, as more fully described above under the heading “Cost Reduction Initiatives—Fiscal 2003”, relating to: (i) approximately $13.0 million of employee termination benefits for approximately 650 notified employees and non cash costs of approximately $0.7 million associated with the write-off of pension intangible assets associated with the curtailment of our Madison, Wisconsin packaging facility pension plan, (ii) approximately $12.8 million of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of our Mexico City, Mexico plant and inventory and fixed asset impairments related to the closure of our Wisconsin packaging and distribution locations, (iii) approximately $6.1 million of other expenses which include distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately $0.5 million, and other legal and facility shutdown expenses of approximately $4.7 million, net of a $0.3 million change in estimate reducing our anticipated costs to close our Wonewoc, Wisconsin facility.

In fiscal 2003, we recorded restructuring and related charges in cost of goods sold of approximately $21.1 million including amounts related to: (i) the closure in October 2002 of our Mexico City, Mexico plant and integration of production into our Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6.2 million, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.3 million, and other shutdown related expenses of approximately $0.5 million, (ii) the closure of operations at our Madison, Wisconsin packaging facility and combination with our Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $12.4 million, including termination costs of approximately $2.4 million and non cash pension curtailment costs of approximately $0.7 million, fixed asset and inventory impairments of approximately $6.9 million, and relocation expenses and other shutdown related expenses of approximately $2.4 million, (iii) a series of restructuring initiatives impacting our manufacturing functions in Europe, North America, and Latin America resulting in charges of approximately $2.8 million, including termination benefits of approximately $1.8 million and inventory and asset impairments of approximately $1.0 million, and (iv) a change in estimate relating to our anticipated costs to close our Wonewoc, Wisconsin facility resulting in a credit of $0.3 million.

In fiscal 2003, we recorded restructuring and related charges in operating expenses of approximately $11.5 million including amounts related to: (i) the closure of operations at our Middleton, Wisconsin distribution center and combination with our Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $1.4 million, including termination costs of approximately $0.3 million, fixed asset impairments of approximately $0.3 million, and relocation expenses and other shutdown related expenses of approximately $0.8 million, and (ii) a series of restructuring initiatives impacting our sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $10.1 million, including termination costs of approximately $7.1 million, distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately $0.5 million, fixed asset impairments of $0.3 million, and legal and other expenses of approximately $1.3 million. The carrying value of assets held for sale under restructuring plans is approximately $8.3 million, and is included in Prepaid expense and other in our Consolidated Balance Sheets.

Interest Expense. Interest expense in fiscal 2004 increased to $66 million from $37 million in fiscal 2003. This increase was primarily due to the increase in debt of approximately $350 million associated with the Remington acquisition. The increase in interest expense was tempered by slightly lower interest rates in fiscal 2004 as well as net repayments of debt totaling approximately $113 million during fiscal 2004.

Non-Operating expense. There were no non-operating expenses in fiscal 2004. Non-operating expense of approximately $3 million in fiscal 2003 relates to the write-off of unamortized debt fees associated with the credit facility which was replaced in conjunction with the VARTA acquisition.

Other Expense (Income). Other expense (income), net was not significant in fiscal 2004. Other income of $4 million recognized in fiscal 2003 was primarily attributable to foreign exchange transaction gains.

Income Tax Expense. Our effective tax rate on income from continuing operations was 38% for fiscal 2004, compared to approximately 33% in fiscal 2003. Our effective tax rate increased primarily as a result of the benefit of tax credits recognized in fiscal 2003 that did not recur in fiscal 2004.

Subsequent to September 30, 2004, the President signed into law both the American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004. This legislation contains numerous corporate tax changes, including eliminating a tax benefit relating to U.S. product exports, a new deduction relating to U.S. manufacturing, a lower U.S. tax rate on non-U.S. dividends and an extension of the research and experimentation credit. This new legislation is not anticipated to materially affect our results of operations or our financial condition.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Highlights of consolidated operating results

Year over year historical comparisons are influenced by our October 1, 2002 acquisition of substantially all of the consumer battery business of VARTA AG, which is included in our fiscal 2003 but not fiscal 2002 results. See Note 16, Acquisitions, of Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding the VARTA acquisition. The acquisition of Remington had no effect on fiscal 2003 operating results, as the transaction was completed after the close of business on September 30, 2003.

Net Sales. Our net sales for fiscal 2003 increased to $922 million from $573 million the previous year, reflecting a 61% increase. The sales increase is attributable to the VARTA acquisition partially offset by sales decreases in the North America segment.

Operating Income. Our fiscal 2003 operating income decreased to $60 million from $63 million in fiscal 2002, representing a 5% decrease. The decrease was primarily attributable to $33 million in restructuring and related charges reflecting a series of restructuring initiatives announced and implemented during fiscal 2003, and a $21 million decrease in North America segment profitability discussed below. These decreases were mostly offset by the profitability associated with the VARTA acquisition. For further discussion of restructuring and related charges see Note 15, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Net Income. Our net income in fiscal 2003 decreased to $15 million from $29 million the previous year. The decrease was due to restructuring and related charges, net of tax of $20 million, an increase in interest expense of $13 million, net of tax, North America retailer markdown programs of $4 million, non-operating expense of $2 million reflecting the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility, and the decline in North America profitability, partially offset by the profitability of the VARTA acquisition. Fiscal 2002 includes an $8 million bad debt expense related to the bankruptcy filing of a North America segment customer.

North America	2003	2002
	(in millions)
Net sales from external customers	$376	$436
Segment profit	$65	$85
Segment profit as a % of net sales	17.3%	19.5%
Assets	$625	$256

Our sales to external customers decreased in fiscal 2003 to $376 million from $436 million the previous year, a 14% decrease. Alkaline sales decreases of $54 million were caused by intense competitive promotional pricing activity in this battery category, a $10 million decline in post-bankruptcy sales to a customer, approximately $6 million in retailer markdown programs associated with our new alkaline pricing program, and our inability to replace $4 million in sales to a discontinued low-margin OEM customer in the prior year. Fiscal 2003 zinc carbon sales decreased $10 million compared to fiscal 2002 due to reduced distribution and general marketplace trends away from the use of this type of battery. Rechargeable battery sales also decreased $3 million compared to the previous year due to lower sales in advance of the I-C3 rechargeable battery system which was launched in the fourth quarter of fiscal 2003. Hearing aid battery sales increased $4 million, or 9.0% due to overall category strength.

Fiscal 2003 profitability decreased to $65 million from $85 million the previous year. The decrease in profitability was primarily attributable to a decline in sales partially offset by a $12 million bad debt expense related to the bankruptcy filing of a key customer recorded in the prior year. Fiscal 2003 profitability margins decreased to 17.3% from 19.5% in fiscal 2002.

Our assets increased in fiscal 2003 to $625 million from $256 million in fiscal 2002 primarily reflecting the impact of the Remington acquisition. Intangible assets of approximately $283 million were attributable to the transaction. The purchase price allocation for the Remington acquisition was finalized in September 2004.

Europe/ROW	2003	2002
	(in millions)
Net sales from external customers	$422	$52
Segment profit	$54	$5
Segment profit as a % of net sales	12.8%	9.6%
Assets	$537	$31

The Europe/ROW segment was the segment most dramatically impacted by the VARTA acquisition. Increases in sales, segment profitability and assets within the region are primarily driven by the VARTA acquisition and the favorable impact of foreign currency movements. Significant sales, marketing, operational and administrative integration activities were implemented and substantially completed within the region making identification of factors causing year-over-year variation difficult.

Profitability as a percent of net sales increased in fiscal 2003 to 12.8% from 9.6% in fiscal 2002 primarily reflecting the impact of the VARTA acquisition and improved gross profit margins.

Intangible assets of $241 million, primarily related to the VARTA acquisition, now make up a substantial portion of the asset base within the segment. The segment’s asset base as of September 30, 2003, includes the international operations of Remington.

Latin America	2003	2002
	(in millions)
Net sales from external customers	$125	$85
Segment profit	$18	$5
Segment profit as a % of net sales	14.4%	5.9%
Assets	$204	$191

Our sales to external customers increased to $125 million in fiscal 2003 from $85 million in fiscal 2002, reflecting a 47% increase. The increase in sales is due to the impact of the VARTA acquisition and sales increases within Central America of $8 million primarily reflecting improvements in our wholesaler and distributor channels. These increases were partially offset by currency devaluations in the Dominican Republic contributing to a sales decrease of $4 million, declines caused by unfavorable economic conditions and political uncertainties in Venezuela resulting in a sales decline of $2 million, and the unfavorable impacts of foreign currency movements impacting other geographies within the region.

Our profitability in fiscal 2003 increased to $18 million versus $5 million in fiscal 2002. This increase was primarily the result of the VARTA acquisition and improved profitability in Central America partially offset by profit declines in Venezuela and the Dominican Republic.

Our assets increased to $204 million in fiscal 2003 from $191 million in fiscal 2002, representing a 7% increase. The acquisition of the VARTA business in Latin America resulted in increases across all asset categories, except for a reduction in accounts receivable reflecting improvements in collections and a decrease in property, plant and equipment reflecting the closure of the Mexico manufacturing facility. The closure and subsequent write-off of the Mexico manufacturing related assets are included in restructuring and related charges in our Consolidated Statement of Operations (see Note 15, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements) and are not included in our Latin America segment results. The Remington acquisition had no effect on Latin America segment assets.

Corporate Expenses. Our fiscal 2003 corporate expenses increased to $44 million from $32 million in fiscal 2002, reflecting a 38% increase. As a percentage of sales, corporate expenses were 4.8% in fiscal 2003, compared with 5.5% in fiscal 2002. Fiscal 2003 corporate expenses include higher legal expense associated with patent infringement litigation, a $2 million net charge associated with the settlement of such litigation, generally higher costs associated with the integration of the VARTA businesses and other increases in compensation expense, primarily reflecting an increase in unearned restricted stock compensation of $2 million. Fiscal 2002 included a loss of $2 million related to the bankruptcy filing of a freight payment service provider.

Restructuring and Related Charges: In fiscal 2003, we recorded restructuring and related charges of $32.6 million associated with our cost reduction initiatives, as more fully described above under the heading “Cost Reduction Initiatives—Fiscal 2003”, relating to: (i) approximately $13.0 million of employee termination benefits for approximately 650 notified employees and non cash costs of approximately $0.7 million associated with the write-off of pension intangible assets associated with the curtailment of our Madison, Wisconsin packaging facility pension plan, (ii) approximately $12.8 million of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of our Mexico City, Mexico plant and inventory and fixed asset impairments related to the closure of our Wisconsin packaging and distribution locations, (iii) approximately $6.1 million of other expenses which include distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately $0.5 million, and other legal and facility shutdown expenses of approximately $4.7 million, net of a $0.3 million change in estimate reducing our anticipated costs to close our Wonewoc, Wisconsin facility.

In fiscal 2003, we recorded restructuring and related charges in cost of goods sold of approximately $21.1 million including amounts related to: (i) the closure in October 2002 of our Mexico City, Mexico plant and integration of production into our Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6.2 million, including termination payments of approximately $1.4 million, fixed asset and inventory impairments of approximately $4.3 million, and other shutdown related expenses of approximately $0.5 million, (ii) the closure of operations at our Madison, Wisconsin packaging facility and combination with our Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $12.4 million, including termination costs of approximately $2.4 million and non cash pension curtailment costs of approximately $0.7 million, fixed asset and inventory impairments of approximately $6.9 million, and relocation expenses and other shutdown related expenses of approximately $2.4 million, (iii) a series of restructuring initiatives impacting our manufacturing functions in Europe, North America, and Latin America resulting in charges of approximately $2.8 million, including termination benefits of approximately $1.8 million and inventory and asset impairments of approximately $1.0 million, and (iv) a change in estimate relating to our anticipated costs to close our Wonewoc, Wisconsin facility resulting in a credit of $0.3 million.

In fiscal 2003, we recorded restructuring and related charges in operating expenses of approximately $11.5 million including amounts related to: (i) the closure of operations at our Middleton, Wisconsin distribution center and combination with our Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $1.4 million, including termination costs of approximately $0.3 million, fixed asset impairments of approximately $0.3 million, and relocation expenses and other shutdown related expenses of approximately $0.8 million, and (ii) a series of restructuring initiatives impacting our sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $10.1 million, including termination costs of approximately $7.1 million, distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately $0.5 million, fixed asset impairments of $0.3 million, and legal and other expenses of approximately $1.3 million. The carrying value of assets held for sale under restructuring plans is approximately $8.3 million, and is included in Prepaid expense and other in our Consolidated Balance Sheets.

In fiscal 2002, we recorded net restructuring and related charges in cost of goods sold of $1.2 million related to: (i) the closure of our manufacturing facility in Santo Domingo, Dominican Republic and transfer of production to our Guatemala City, Guatemala manufacturing facility and the outsourcing of a portion of our zinc carbon battery production previously manufactured at our Mexico City, Mexico manufacturing facility, as more fully described above under the heading “Cost Reduction Initiatives—Fiscal 2002” and (ii) the reversal of $1.3 million of expenses related to the December 2000 restructuring announcement which were not realized, primarily reflecting a change in estimated termination benefits of $1.0 million, due to lower estimates of outplacement costs and costs attributable to fringe benefits, and the retention of selected employees.

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

Interest Expense. Interest expense increased to $37 million in fiscal 2003 versus $16 million in fiscal 2002. The increase in interest expense was due to higher debt levels to finance the VARTA acquisition.

Non-Operating expense. In fiscal 2003, we recorded non-operating expense of $3 million relating to the write-off of unamortized debt fees associated with our previous credit facility, replaced in conjunction with the VARTA acquisition. There was no non-operating expense in fiscal 2002.

Other (Income) Expense. Other (income) expense, net, improved $5 million to income of $4 million in fiscal 2003, primarily attributable to foreign exchange transaction gains.

Income Tax Expense. Our effective tax rate was 32.8% for fiscal 2003, a decrease from 36.0% during the previous year. The decrease in the effective tax rate from the prior year primarily reflects the net impact of certain tax credits realized during fiscal 2003, favorable adjustments to prior year deferred taxes, and adjustments to prior year tax reserves reflecting the expiration of certain statute of limitations, partially offset by non-deductible interest expense associated with our acquisition of VARTA.

Liquidity and Capital Resources

For fiscal 2004, operating activities provided approximately $105 million in net cash, an increase of $29 million over the previous year. This increase was largely due to an increase in net income of $40 million. We also experienced an increase in other non-cash adjustments including an increase in deferred income taxes of approximately $16 million and the tax benefit of option exercises totaling approximately $9 million. These increases were partially offset by lower non-cash charges and the negative impact of changes in working capital of approximately $28 million in fiscal 2004 compared to fiscal 2003.

Net cash used by investing activities decreased to $69 million for fiscal 2004 from $446 million in fiscal 2003. The change is primarily due to payments totaling approximately $420 million made in 2003 associated with the VARTA and Remington acquisitions. 2004 capital expenditures were consistent with the level of spending in fiscal 2003.

During 2004, approximately 1.8 million options to purchase common stock were exercised, resulting in cash proceeds to us of approximately $21.1 million.

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Our Senior Credit Facilities include a term loan of $257 million, the “Term C loan facility”; a Euro denominated term loan of €114 million ($142 million at September 30, 2004), the “Euro term C loan facility”; a revolving credit facility of $120 million, the “Revolving credit facility”; and a Euro denominated revolving credit facility of €40 million ($50 million at September 30, 2004), the “Euro revolving credit facility”.

As of September 30, 2004, the following amounts were outstanding under these facilities: $257 million under the Term C loan facility, $142 million under the Euro term C loan facility, and $37 million under the Revolving credit facility. No borrowings were outstanding under the Euro revolving credit facility. In addition, approximately $21 million of the remaining availability under the Revolving credit facility was utilized for outstanding letters of credit. Approximately $112 million remains available under these facilities as of September 30, 2004.

During 2004, we redeemed the remaining $56 million of Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington. The notes were redeemed with the cash remaining following our debt offering of the $350 million 8.5% Senior Subordinated Notes. We also made net payments of $60 million, which represented gross payments of $257 million offset by borrowings of $197 million, on the Term B loan facility using a combination of cash remaining following the debt offering of the Senior Subordinated Notes and cash generated from operating activities. In addition, we made payments of $59 million on the Euro term A and B Loan facilities using cash generated from our operating activities. Additional payments of approximately $20 million were made in connection with other senior debt and capitalized lease obligations.

Also during this period, we borrowed approximately $45 million under our Revolving credit facility primarily for the acquisitions of Ningbo and Microlite. See Note 16 to the Consolidated Financial Statements for further information on these acquisitions. The remaining increase in indebtedness for the period of $36 million is primarily related to debt acquired with the aforementioned acquisitions and unfavorable foreign exchange effects.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million associated with our debt offering of the $350 million 8.5% Senior Subordinated Notes due in 2013. We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving credit facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of September 30, 2004, we estimate annual interest payments of approximately $20 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

The Third Restated Agreement, as amended, to the Senior Credit Facilities (“the Third Agreement”) contains financial covenants with respect to borrowings, which include maintaining minimum interest, fixed charge ratios and maximum leverage ratios. In accordance with the Third Agreement, the limits imposed by such ratios become more restrictive over time. In addition, the Third Agreement restricts our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets.

The terms of the $350 million 8.5% Senior Subordinated Notes permit the holders to require us to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of our assets, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of our wholly owned subsidiaries. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries, including ROV Holding, Inc. Our foreign subsidiaries, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc., with the exception of Ningbo, which is 85% owned by us.

As of September 30, 2004, we were in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2004 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Balance Sheet, such as pension obligations (see Employee Benefit Obligations, Note 11 in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K) (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
Debt:
Debt, excluding capital lease obligations	$22	$5	$4	$82	$343	$350	$806
Capital lease obligations	2	2	1	2	1	16	24

	24	7	5	84	344	366	830
Operating lease obligations	15	14	12	10	9	39	99
Purchase obligations(1)	251	24	25	7	—	—	307

Total Contractual Obligations	$290	$45	$42	$101	$353	$405	$1,236

(1)	Purchase obligations consist primarily of obligations to purchase specified quantities of raw materials and finished products.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2004, consisting primarily of standby letters of credit which back the performance of certain of our entities under various credit facilities and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
Letters of credit	$33	$—	$—	$—	$—	$—	$33

Total Other Commercial Commitments	$33	$—	$—	$—	$—	$—	$33

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management judgment and estimates in areas that are inherently uncertain.

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets, such as property, plant and equipment and certain intangibles for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management judgment with respect to revenue and expense growth rates, changes in working capital, and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determination.

Under SFAS 142, Goodwill and Other Intangible Assets, we test goodwill and trade name intangibles for impairment annually. During 2004, we changed the annual impairment testing date for goodwill and trade name intangibles from October 1 to August 31 of each year. The August 31 date is preferable as it provides us with more time prior to the fiscal year-end to complete impairment testing and to report the impact of the impairment tests in our annual Form 10-K filing. The fair values of our goodwill and trade name intangibles exceeded the carrying amounts, and accordingly, no impairment is indicated as of August 31, 2004. Fair values are determined using discounted cash flow models involving several assumptions. These include anticipated growth rates by geographic region, the long-term anticipated growth rate, estimates of the cash flows discount rate. Changes in our assumptions could materially impact our fair value estimates.

Assumptions critical to our fair value estimates are: i) our projected average revenue growth rates used in the reporting unit and trade name models, which management believes are reasonable growth rates for long-term projections, ii) our projected long-term growth rate of 4.0 percent for determining terminal value, and iii) our discount rate of approximately 10.0 percent, representing our targeted near-term weighted average cost of capital (WACC). These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. Factors inherent in determining our WACC are: i) the value of our common stock, ii) the variability in the value of our common stock, iii) our interest costs on debt and debt market conditions, and iv) the amounts and relationships of debt and equity capital.

We evaluate net deferred tax assets based on future earnings projections. An asset’s value is deemed impaired if the earnings projections do not substantiate the carrying value of the asset. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, and other assumptions, as applicable. The use of different assumptions would increase or decrease future earnings projections and could, therefore, change the determination of whether an asset is realizable.

See Note 2(h), Note 2(i), Note 4, Note 5, and Note 9 to the Consolidated Financial Statements for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales upon shipment to the customer, which is the point at which all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns related to our shaving, grooming and personal care products. We estimate and accrue the cost of these returns based on historical experience, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the estimated costs of the promotional programs. These costs are generally treated as a reduction of net sales.

We also enter into promotional arrangements targeted to the consumer. Such arrangements are treated as either a reduction of net sales or an increase in cost of sales, based on the type of promotional program. The income statement characterization of our promotional arrangements complies with EITF 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including A Reseller of the Vendor’s Products).

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

We also enter into various contractual arrangements, primarily with retail customers, which require us to make an upfront cash, or “slotting” payment, to secure the right to distribute through such customer. We capitalize slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in “Deferred charges and other” in our Consolidated Balance Sheets.

Our trade receivables subject us to credit risk which is evaluated based on changing economic, political, and specific customer conditions. We assess these risks and make provisions for collectibility based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change the estimate of collectibility. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial conditions based on changing economic conditions and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment, or securing credit insurance.

See Notes (2b), (2c), and (2e) to the Consolidated Financial Statements for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets, and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, for 2004 and 2003, we used a discount rate of 5.25% to 6.25% and 5.0% to 6.0%, respectively. In adjusting the discount rate from 2004 to 2003, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rate used is reflective of the rate at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. In both 2004 and 2003, we used an expected return on plan assets of 4.0 % to 8.5%. Based on the advice of our independent actuary, we believe the expected rate of return is reflective of the long-term average rate of earnings expected on the funds invested. An increase in the expected return on plan assets used by us would have the effect of decreasing future pension expense. If such expected return were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability would increase, ultimately increasing future pension expense.

See Note 11 to the Consolidated Financial Statements for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring liabilities are recorded for estimated costs of facility closures, significant organizational adjustments, and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments, plus any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes the restructuring plan. During fiscal 2003, we adopted the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which impacts the timing of recognition of certain exit or disposal costs.

We report restructuring and related charges associated with manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented.

We report restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional area described above, and other costs directly related to the initiatives implemented.

See Note 15 to the Consolidated Financial Statements for a more complete discussion of recent restructuring initiatives and related costs.

Loss Contingencies

Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The outcome of existing litigation and the impact of environmental matters and pending or potential examinations by various taxing authorities are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management’s judgment of potential actions by third parties and regulators. It is possible that changes in estimates or an increased probability of an unfavorable outcome could materially affect future results of operations.

See further discussion in Item 3, “Legal Proceedings,” and Note 13 to the Consolidated Financial Statements.

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

A discussion of our accounting policies for derivative financial instruments is included in Derivative Financial Instruments, Note 2(r) of the Notes to Consolidated Financial Statements.

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, and Euro LIBOR affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling and Brazilian Reals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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

As of September 30, 2004, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $2.2 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $0.8 million.

As of September 30, 2004, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be immaterial. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be immaterial.

As of September 30, 2004, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.6 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.5 million.

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Annual Report on Form 10-K. All statements, other than statements of historical facts included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” regarding our business strategy, future operations, financial position, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	difficulties or delays in the integration of operations of acquired businesses;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, fluctuation in raw material and labor costs, and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	our ability to develop and successfully introduce new products and protect our intellectual property;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental regulations);

•	changes in accounting policies applicable to our business;

•	interest rate and exchange rate fluctuations; and

•	the effects of political or economic conditions or unrest in international markets.

Some of the above-mentioned factors are described in further detail in the immediately following section entitled “Risk Factors.” You should assume the information appearing in this Annual Report is accurate only as of September 30, 2004 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

RISK FACTORS

Any of the following factors could materially and adversely affect our business, financial condition and results of operations and the risks described below are not the only risks that we may face. Additional risks and uncertainties not currently known to us or that we currently view as immaterial may also materially and adversely affect our business, financial condition or results of operations.

We participate in very competitive markets and we may not be able to compete successfully.

The consumer battery and electric personal care product markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Gillette), Energizer and Panasonic (a brand of Matsushita). In the electric personal care products market, our primary competitors are Braun (a brand of Gillette) and Norelco (a brand of Philips). We and our competitors compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

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

During the past decade, retail sales of consumer products, including battery, electric shaving and lighting products, have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers. Wal-Mart Stores, Inc. our largest retailer customer, alone accounted for approximately 19% of our consolidated net sales in fiscal 2004. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, price or promotional demands by such customers, reductions in their purchases, change in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which compete with products that we sell could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of September 30, 2004, we had total indebtedness of $829.9 million.

Our substantial indebtedness could have material adverse consequences for our business, including:

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

In addition, a portion of our debt bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Although the terms governing our senior credit facility and the indenture governing our outstanding senior subordinated notes contain restrictions on the incurrence of additional indebtedness, new debt incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we face would be magnified.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

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

These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to generate cash flow to make payments on and to refinance our debt, and to comply with these covenants may be affected by events beyond our control, such as prevailing economic, financial and competitive conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indenture governing our senior subordinated notes and/or the agreement governing our senior credit facilities. If there were an event of default under the indenture for the notes and/or the agreement governing our senior credit facilities, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the senior credit facilities when it becomes due, the lenders under the senior credit facilities could proceed against certain of our assets and capital stock which we have pledged to them as security. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.

We may fail to identify suitable acquisition candidates, our acquisition strategy may divert the attention of management and our acquisitions may not be successfully integrated into our existing business.

We intend to pursue increased market penetration and expansion of our current product offerings through additional strategic acquisitions. We may fail to identify suitable acquisition candidates, and even if we do, acquisitions may not be completed on acceptable terms or successfully integrated into our existing business. Any acquisition we make could be of significant size and involve either domestic or international parties. The acquisition and integration of a separate organization would divert management attention from other business activities. This diversion, together with other difficulties we may encounter in integrating an acquired business could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue additional stock to finance acquisitions. Such funds might not be available on terms as favorable to us as our current borrowing terms and could increase our leveraged position or be dilutive to our stockholders.

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

Our foreign sales and certain of our expenses are transacted in foreign currencies. With the exception of purchases of Remington products, which are denominated entirely in U.S. dollars, substantially all third-party materials purchases are transacted in the currency of the local operating unit. In fiscal 2004, approximately 54% of our revenues and 52% of our operating expenses were denominated in currencies other than U.S. dollars. Significant increases in the value of the U.S. dollar in relation to foreign currencies could have a material adverse effect on our business, financial condition and results of operations. While we generally hedge a portion of our foreign currency exposure, we are still vulnerable to the effects of currency exchange rate fluctuations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

Sales of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate.

Sales of our products are seasonal, with a large percentage of net sales occurring during the fiscal quarter ending on or about December 31, due to the impact of the December holiday season. As a result of this seasonality, our inventory and working capital needs fluctuate significantly during the year. In addition, orders from retailers are often made late in the year, making forecasting of production schedules and inventory purchases difficult. Furthermore, adverse business or economic conditions during these quarters could materially adversely affect results of operations for the full year. As a result, the market price of our common stock could fluctuate substantially. For a more detailed discussion of the seasonality of our product sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales.”

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

Remington is involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar litigations may have a material adverse effect on our business, financial condition and results of operations. For more information, see “Legal Proceedings—Litigation.”

We are dependent on a few suppliers located in Asia and one of our U.S. facilities for many of our electric personal care products. A disruption in the supply of our products could have a material adverse effect on our business, financial condition and results of operations.

Substantially all of our electric personal care products are manufactured by suppliers located in China and Japan. Although we have long-established relationships with many of these suppliers, we do not have long-term contracts with them. Any adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	relationships with our suppliers;

•	the financial condition of our suppliers;

•	the ability to import outsourced products; or

•	our suppliers’ ability to manufacture and deliver outsourced products on a timely basis.

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling and molds possessed by such supplier.

In addition, we manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at one of our facilities. This manufacturing facility is subject to the normal hazards that could result in any material damage to any such facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs or other reasons, would have a material adverse effect on our ability to manufacture and sell our shaving products.

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

Rayovac and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action lawsuits. Regardless of their subject matter or the merits, class action lawsuits may result in significant cost to us, which may not be covered by insurance, divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

We have facilities that have been in operation by us or prior operators for decades and are constructed on fill that includes, among other things, battery materials containing various heavy metals. From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties, including without limitation, the effect of the generation and disposal of wastes such as manganese, cadmium and mercury, which are or may be considered hazardous, and releases from underground storage tanks. We have not conducted invasive testing to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, there can be no assurance that material liabilities will not arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We have accepted a deed restriction on one such property in lieu of conducting remedial activities, and may consider similar actions at other properties if appropriate. Although we are currently engaged in investigative or remedial projects at a few of our facilities, we do not expect that such projects will cause us to incur material expenditures, however, there can be no assurance that our liability will not be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. While we currently have no pending CERCLA or similar state matters, we may be named as a potentially responsible party at sites in the future and the costs and liabilities associated with these sites may be material.

The price of our common stock could fluctuate.

The market price of our common stock has fluctuated over time. We believe that factors such as quarterly operating results, changes in market conditions, securities analysts’ estimates of future operating results and the overall performance of the economy and the stock market, as well as the other risks affecting our business, may cause the market price of our common stock to fluctuate in the future. Broad market fluctuations have often been unrelated or disproportionate to the operating performance of any individual company. These broad market fluctuations may materially adversely affect our stock price, regardless of operating results. In addition, sales of substantial amounts of our common stock in the public market, or the perception that such sales may occur, may cause the market price of our common stock to decline.

Anti-takeover and other provisions of Wisconsin law and in our organizational documents could delay or prevent a change in control, which could adversely affect the price of our stock. Our shareholders may be liable for certain employee liabilities up to the par value of their shares.

The corporation law of the State of Wisconsin and our articles of incorporation and by-laws each contain certain provisions which may, in effect, discourage, delay or prevent a change in control of us or unsolicited acquisition proposals from taking place. These provisions may discourage transactions that otherwise could provide for a premium over prevailing market prices for our common stock and could also adversely affect the price that investors are willing to pay in the future for our shares of common stock.

In addition, in certain circumstances and subject to certain limitations under provisions of Wisconsin law, shareholders may be liable for unpaid wages of our employees up to the par value of their shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K on pages 54 through 100, inclusive and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal 2004 fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with the Company of each of our executive officers and directors as of December 1, 2004:

Name	Age	Position
David A. Jones	55	Chairman of the Board and Chief Executive Officer
Kent J. Hussey	58	President and Chief Operating Officer and Director
Randall J. Steward	50	Executive Vice President and Chief Financial Officer
Kenneth V. Biller	56	Executive Vice President of Operations
Remy E. Burel	53	President, Europe/ROW
Luis A. Cancio	64	President, Latin America
Lester C. Lee	44	President, North America
Paul G. Cheeseman	46	Senior Vice President, Product Development
John D. Bowlin	54	Director
William P. Carmichael	61	Director
Neil P. DeFeo	58	Director
John S. Lupo	58	Director
Thomas R. Shepherd	74	Director
Barbara S. Thomas	55	Director

Mr. Jones has served as Chairman of our Board of Directors and our Chief Executive Officer since September 1996. From September 1996 to April 1998, Mr. Jones also served as our President. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, Mr. Jones served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones serves as a director of Tyson Foods, Inc., Pentair, Inc. and a privately-held company. Mr. Jones has over 30 years of experience working in the consumer products industry.

Mr. Hussey has served as a director of Rayovac since October 1996 and has served as our President and Chief Operating Officer since August 2002 and from April 1998 until November 2001. From December 2001 through July 2002, Mr. Hussey served as our President and Chief Financial Officer. From October 1996 to April 1998, Mr. Hussey served as our Executive Vice President of Finance and Administration and our Chief Financial Officer. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals, and from 1991 to July 1994, Mr. Hussey served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation and various privately-held companies.

Mr. Steward has served as our Executive Vice President and Chief Financial Officer since August 2002. From January 2002 until August 2002, Mr. Steward left the Company for personal reasons. Previously, he served as our Executive Vice President of Administration and Chief Financial Officer from October 1999 to December 2001. Mr. Steward initially joined us in March of 1998 as our Senior Vice President of Corporate Development and was named Senior Vice President of Finance and Chief Financial Officer in April 1998, a position he held until October 1999. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG, assisting with financial and operational issues. From March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996, he served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc.

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

Mr. Burel has served as our President, Europe/ROW since January 1, 2004. From October 2002, upon our acquisition of substantially all of the consumer battery division of VARTA AG, until December 2003, Mr. Burel served as our Executive Vice President—Europe. Before the acquisition, Mr. Burel had been Chief Executive Officer of VARTA Gerätebatterie GmbH since January 2, 2000. From May 1990 to December 1999, Mr. Burel held positions of increasing responsibility at VARTA AG as International Marketing Manager, Geographical Area Manager (France, Spain and Portugal), Profit Center Manager (general purpose batteries) and Divisional Board Member. Mr. Burel started his career at Braun GmbH, a subsidiary of the Gillette Company, and held several different positions in controlling and marketing in the United States, France and Germany from 1975 to 1988.

Mr. Cancio has served as our President, Latin America since January 1, 2004. From October 2000 until December 2003, Mr. Cancio served as our Executive Vice President—Latin America and from August 1999 to October 2000, he served as our Senior Vice President and General Manager of Latin America. From 1980 to 1996, Mr. Cancio held positions of increasing responsibility at Duracell International Inc., beginning as Vice President in Latin America and ending his tenure as Senior Vice President in other international markets.

Mr. Lee joined us as our President, Remington North America in October 2003 upon our acquisition of Remington Products Company, L.L.C. and he held this same position with Remington Products Company, L.L.C. since January 2002. Effective January 1, 2004, Mr. Lee assumed the position of President, North America. Previously, Mr. Lee held the position of President, U.S. Shaver & Grooming Division at Remington Products Company, L.L.C. since January 2000 and was Senior Vice President Sales and Integrated Logistics of Remington Products Company, L.L.C. since July 1997. From 1995 until 1997, Mr. Lee was employed by Pacific Bell Mobile Services, a Division of Pacific Telesis, most recently as Vice President of Sales, and from 1989 until 1995, he was employed by Norelco Consumer Products Company in various sales positions, including Director of Sales, Western Division.

Dr. Cheeseman has served as our Senior Vice President, Product Development since January 1, 2004. Immediately following our acquisition of Remington Products Company, L.L.C. in September 2003, Dr. Cheeseman assumed all responsibility for Remington product development. From November 2001 until December 2003, he served as our Senior Vice President—Technology and as our Vice President—Technology from June 1998 to November 2001. From 1992 to 1998, Dr. Cheeseman held positions of increasing responsibility at Duracell Inc., a division of The Gillette Company, including Director of Operations from 1992 to 1995 and Director of Technology from 1995 to June 1998.

Mr. Bowlin has served as a director of Rayovac since May 2004. Mr. Bowlin most recently served as President and Chief Executive Officer of Miller Brewing Company, a subsidiary of SABMiller plc, from 2002 to 2003. From 1985 to 2002, Mr. Bowlin served in a variety of senior executive positions during his time at Philip Morris Companies, Inc., including: Chief Executive Officer of Miller Brewing Company from 1999 to 2002; President and Chief Executive Officer of Kraft Foods International from 1996 to 1999; President and Chief Operating Officer of Kraft Foods North America from 1994 to 1996; President and Chief Operating Officer of Miller Brewing Company from 1993 to 1994; and President of Oscar Mayer Food Corporation from 1991 to 1993. From 1974 to 1985, he held positions of increasing responsibility at General Foods Corporation. Mr. Bowlin serves as a director of various privately-held companies and is a member of both our Audit Committee and Nominating and Corporate Governance Committee.

Mr. Carmichael has served as a director of Rayovac since August 2002. From 1999 to 2001, Mr. Carmichael served as Senior Managing Director of the Succession Fund, a company that provides strategic financial and tax consulting to closely held private companies. Mr. Carmichael also served as Senior Vice President of Sara Lee Corporation from 1991 to 1993, Vice President from 1985 to 1990 and Chief Financial Officer from 1987 to 1990 of Beatrice Foods Company, Vice President of E-II Holdings from 1987 to 1988 and Vice President of Esmark, Inc. from 1976 to 1984. Mr. Carmichael is a director of Cobra Electronics Corporation, The Finish Line, Inc. and a privately-held company and serves as a Trustee of the Nations Funds. Mr. Carmichael is the chairperson of our Audit Committee.

Mr. DeFeo has served as a director of Rayovac since September 30, 2003. In October 2004, Mr. DeFeo was named President, Chief Executive Officer and a director of Playtex Products, Inc. From 1997 to September 30, 2003, he served as President and Chief Executive Officer of Remington Products Company, L.L.C. and as Chairman of the Board of Remington Products Company, L.L.C. from 2001 to September 30, 2003. From 1993 to 1996, Mr. DeFeo served as Group Vice President of U.S. Operations of The Clorox Company, and from 1968 to 1993 he held positions of increasing responsibility at Procter & Gamble. Mr. DeFeo also serves as a director of American Woodmark Corporation and various privately-held companies.

Mr. Lupo has served as a director of Rayovac since July 1998 and is a principal in the consulting firm Renaissance Partners, LLC, which Mr. Lupo joined in February 2000. From October 1998 until November 1999, Mr. Lupo served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. From August 1996 to April 1998, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, Mr. Lupo served as Senior Vice President—General Merchandise Manager of Wal-Mart Stores, Inc. Mr. Lupo serves as a director of a privately-held company. Mr. Lupo is a member of both our Compensation Committee and Nominating and Corporate Governance Committee.

Mr. Shepherd has served as a director of Rayovac since our September 1996 recapitalization. Mr. Shepherd is Chairman of TSG Equity Partners, LLC, a private equity investment firm, and is also a director of The Vermont Teddy Bear Company Inc. and various privately-held companies. From 1986 through 1998, Mr. Shepherd served as a Managing Director of Thomas H. Lee Company. Mr. Shepherd is our Presiding Director and the Chairperson of our Compensation Committee.

Ms. Thomas has served as a director of Rayovac since May 2002. Ms. Thomas most recently served as Interim Chief Executive Officer of The Ocean Spray Company from November 2002 to April 2003. Previously, Ms. Thomas was President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until its purchase by Pfizer Inc. in July 2000. From 1993 to 1997, Ms. Thomas was employed by the Pillsbury Company, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas serves as a director of the Bank of Nova Scotia and a privately-held company. Ms. Thomas is the Chairperson of our Nominating and Corporate Governance Committee and a member of our Audit Committee.

Audit Committee Financial Expert and Audit Committee

Audit Committee Financial Expert. Our Board of Directors has determined that William P. Carmichael, Director, is our Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Mr. Carmichael is independent of our management.

Audit Committee. We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act for the overall purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The current members of our Audit Committee are John D. Bowlin, William P. Carmichael and Barbara S. Thomas.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2004, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year.

Code of Ethics

We have adopted the Code of Ethics for Principal Executive Officer and Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.rayovac.com under “Investor Relations – Corporate Governance.” We intend to disclose substantive amendments to, and, if applicable, waivers of, this code of ethics on that website.

We have also adopted the Rayovac Corporation Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Rayovac Corporation Code of Business Conduct and Ethics is publicly available on our website at www.rayovac.com under “Investor Relations – Corporate Governance.” Any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that website.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fiscal 2004, fiscal 2003 and fiscal 2002 compensation paid to our Chief Executive Officer and each of the other four most highly compensated executive officers serving as of September 30, 2004 (the “Named Executive Officers”).

		Annual Compensation					Long-Term Compensation			All Other Compensation ($)
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)		Other Annual Compensation($)		Restricted Stock Awards($)		Securities Underlying Options(#)
David A. Jones,	2004	$700,000	$784,000		$1,444,000	(1)	$1,263,000	(2)	—	$4,095,000	(3)
Chairman of the Board and	2003	718,500	565,000		407,000	(4)	1,400,000	(5)	175,000	—
Chief Executive Officer	2002	568,500	186,000	(6)	349,000	(7)	—		175,000	—

Kent J. Hussey,	2004	460,000	365,000		294,000	(8)	592,000	(2)	—	2,303,000	(3)
President and Chief Operating Officer	2003	435,000	116,000		198,000	(9)	761,000	(5)	75,000	—
	2002	385,000	42,000	(6)	154,000	(10)	—		75,000	—

Kenneth V. Biller	2004	344,000	243,000		148,000	(11)	335,000	(2)	—	2,258,000	(3)
Executive Vice President of	2003	325,000	73,000		120,000	(12)	347,000	(5)	50,000	—
Operations	2002	290,000	48,000	(6)	91,000	(13)	—		50,000	—

Remy E. Burel,	2004	418,000	296,000		8,000	(14)	335,000	(2)	—	—
President—Europe/	2003	352,000	32,000		17,000	(15)	520,000	(5)	50,000	—
Rest of World(16)	2002	—	—		—		—		—	—

Lester C. Lee,	2004	377,000	1,110,000	(17)	94,000	(18)	1,222,000	(2)	—	745,000	(19)
President—	2003	—	—		—		—		—	—
North America(20)	2002	—	—		—		—		—	—

(1)	Includes approximately $993,000 related to the waiver of a right to purchase a residence from Rayovac.
(2)	Represents the value of the restricted stock on the date of grant (October 1, 2003). The aggregate number of shares of restricted stock awarded on October 1, 2003 and the aggregate value at September 30, 2004 was as follows: Mr. Jones - 83,904 shares, $2,210,870; Mr. Hussey - 39,384 shares, $1,037,768; Mr. Biller - 22,260 shares, $586,551; Mr. Burel - $22,260 shares, $586,551; and Mr. Lee - 64,184 shares, $1,691,248. The restrictions on 14,184 of Mr. Lee’s shares lapsed October 1, 2004. With respect to Mr. Lee’s remaining shares of restricted stock and the restricted stock grants of Messrs. Jones, Hussey, Biller and Burel, fifty percent of each restricted stock grant is subject to time-based restrictions and the other fifty percent is subject to performance-based restrictions. Restrictions on one-third of the time-based restricted stock lapsed or are scheduled to lapse on October 1 of each of 2004, 2005 and 2006. Subject to the achievement of certain company performance goals, restrictions on one-third of the performance-based restricted stock grants lapsed or are scheduled to lapse during November of each of 2004, 2005 and 2006. If the specified performance goals are not met in any fiscal year, the restrictions with respect to such performance-based restricted stock shall lapse the following year. We may, at the discretion of the Board of Directors, pay or defer dividends, if declared, until the expiration of restrictions.
(3)	Represents compensation from the exercise of stock options.
(4)	Includes approximately $105,000 related to a supplemental retirement program, $52,000 related to personal use of a Rayovac aircraft, $57,000 related to interest on the Jones Equity Note (as defined in Item 13 herein) and $63,000 related to a Rayovac provided residence.
(5)	Represents the value of the restricted stock on the date of grant (October 1, 2002). The aggregate number of shares of restricted stock awarded on October 1, 2002 and the aggregate value at September 30, 2004 was as follows: Mr. Jones - 114,754 shares, $3,023,768; Mr. Hussey - 62,397 shares, $1,644,161; Mr. Biller - 28,415 shares, $748,735; and Mr. Burel - 42,623 shares, $1,123,116. The restrictions on 20,799 of Mr. Hussey’s shares are scheduled to lapse on October 1, 2006. With respect to Mr. Hussey’s remaining shares of restricted stock and the restricted stock grants of Messrs. Jones, Biller and Burel, the restrictions are scheduled to lapse on October 1, 2005. We may, at the discretion of the Board of Directors, pay or defer dividends, if declared, until the expiration of the restrictions.
(6)	Represents special cash bonus based on our performance during the Named Executive Officer’s term of employment.
(7)	Includes approximately $105,000 related to a supplemental retirement program, $42,000 related to personal use of a Rayovac aircraft, $70,000 related to interest on the Jones Equity Note (as defined in Item 13 herein) and $63,000 related to a Rayovac provided residence.
(8)	Includes approximately $78,000 related to relocation and approximately $167,000 related to a supplemental executive retirement program.
(9)	Includes approximately $121,000 related to a supplemental executive retirement program.
(10)	Includes approximately $84,000 related to a supplemental executive retirement program.
(11)	Includes approximately $124,000 related to a supplemental executive retirement program.
(12)	Includes approximately $89,000 related to a supplemental executive retirement program.
(13)	Includes approximately $62,000 related to a supplemental executive retirement program.
(14)	Includes approximately $7,000 for use of a company-owned automobile.
(15)	Includes approximately $10,000 for relocation and approximately $5,000 for use of a company-owned automobile.
(16)	Mr. Burel did not serve as an Executive Officer with Rayovac prior to fiscal 2003.
(17)	Represents performance bonuses related to various pre-acquisition Remington bonus plans.
(18)	Includes approximately $56,000 related to a supplemental executive retirement program.
(19)	Represents a one-time non-elective contribution to our deferred compensation plan in consideration for Mr. Lee waiving rights under the Remington Change of Control Agreement.
(20)	Mr. Lee did not serve as an Executive Officer with Rayovac prior to fiscal 2004, as his employment with us began on October 1, 2003, after the acquisition of Remington. Consequently, his pre-2004 compensation is not included in the Summary Compensation Table.

There were no grants of options or stock appreciation rights during fiscal 2004 to the Named Executive Officers.

The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

Aggregated Option Exercises In Fiscal 2004 And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized $	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (Exercisable/Unexercisable)	Value of Unexercised In-the-money Options at Fiscal Year End ($)(1) (Exercisable/Unexercisable)
David A. Jones	194,636	$4,095,141	536,795/176,750	$9,663,786/$2,634,163
Kent J. Hussey	118,753	$2,302,738	207,356/79,750	$1,596,240/$1,032,093
Kenneth V. Biller	129,325	$2,258,066	103,400/54,500	$962,010/$694,355
Lester C. Lee	—	—	—	—
Remy E. Burel	—	—	16,500/35,500	$233,475/$474,025

(1)	These values are calculated using the $26.35 per share closing price of the Common Stock as quoted on the NYSE on September 30, 2004.

Supplemental Executive Retirement Plan

We provide a supplemental executive retirement plan for eligible employees. The Board of Directors determines which employees are eligible to participate in the plan. Currently, only our Named Executive Officers and certain other executive officers participate in the plan. Pursuant to the plan, we establish an account for each plan participant. Each October 1, we credit the account of each participant by an amount equal to 15% of the participant’s base salary. In addition, each calendar quarter we credit each account by an amount equal to 2% of the participant’s account value as of the first day of the plan year containing such calendar quarter. Each participant vests 20% per year in his account after becoming a participant in the plan, with immediate full vesting occurring upon death, disability or a change in our control.

Director Compensation

For fiscal 2005, each of Messrs. DeFeo, Lupo and Shepherd and Ms. Thomas shall be paid an annual retainer of $35,000 (four equal installments of $8,750) for their service as directors, Mr. Carmichael shall be paid an annual retainer of $40,000 (four equal installments of $10,000) for his service as a director and as Chairman of the Audit Committee, and Mr. Shepherd shall be paid an annual retainer of $45,000 (four equal installments of $11,250) for his service as Presiding Director. Each director shall also receive $1,000 for each meeting of the Board of Directors that they attend ($500 if participating telephonically) and $1,000 (or $2,000 in the case of committee chairs) for each meeting of a committee of the Board of Directors that they attend ($500 or $1,500, respectively, if participating telephonically). Further, each of Messrs. Bowlin, Carmichael, DeFeo, Lupo and Ms. Thomas were granted 2,293 shares of restricted stock and Mr. Shepherd was granted 2,675 shares of restricted stock on October 1, 2004, which restrictions lapse in equal annual installments over a three-year period.

For fiscal 2004, Messrs. Bowlin, Carmichael, DeFeo, Lupo, Philip F. Pellegrino (who resigned as a member of the Board of Directors on March 31, 2004) and Shepherd and Ms. Thomas each received $7,500 per quarter for their service as directors, plus $1,000 for each meeting of the Board of Directors that they attended ($500 if participated telephonically) and $1,000 for each meeting of a committee of the Board of Directors that they attended ($500 if participated telephonically). Committee chairpersons received an additional $1,000 for attendance of each such committee meeting ($500 if participated telephonically). Mr. Shepherd received an additional $1,250 per quarter starting the first calendar quarter of 2004 for service in the role of Presiding Director. Mr. Bowlin received $10,500, Mr. Carmichael received $42,000, Mr. DeFeo received $34,000, Mr. Lupo received $40,500, Mr. Pellegrino received $21,000, Mr. Shepherd received $54,000 and Ms. Thomas received $44,000 for their service as our directors and for attending meetings of our Board of Directors and committees in fiscal 2004. In addition, on October 1, 2003, each of Messrs. Carmichael, DeFeo, Lupo, Pellegrino and Shepherd and Ms. Thomas were granted fully vested options to purchase 5,000 shares of our Common Stock at an exercise price of $14.60 per share. Also for serving in the role of Presiding Director, Mr. Shepherd was granted 301 shares of our restricted Common Stock on November 13, 2003, which restrictions lapsed on November 13, 2004. Our non-employee directors were also reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors. We also provided Mr. DeFeo with medical and life insurance benefits of approximately $19,425 in fiscal 2004. Directors who are also our employees receive no compensation for serving on the Board of Directors.

Employment Agreements

We entered into amended and restated employment agreements with each of Kent J. Hussey and Kenneth V. Biller effective as of October 1, 2002, with Lester C. Lee effective as of January 1, 2004 and with David A. Jones effective as of October 1, 2004. One of our German subsidiaries entered into an employment agreement with Remy E. Burel on October 1, 2002. The employment agreement of Mr. Biller expires on September 30, 2005, the employment agreement of Mr. Hussey expires on September 30, 2006, the employment agreement of Mr. Lee expires on December 31, 2006 and the employment agreement of Mr. Jones expires on September 30, 2009. Except for the employment agreements of Mr. Lee and Mr. Jones, each such agreement provides for automatic renewal for successive one-year periods unless terminated earlier upon at least 90-days’ written notice by either the respective executive officer or us. Mr. Burel’s employment agreement has no specified term, but either party may terminate the employment relationship, for any reason or for no reason, upon six months notice.

Each of these employment agreements provides that the executive officer has the right to resign and terminate his respective employment agreement at any time upon at least 60 days’ notice (six months notice in the case of Mr. Burel). Upon such resignation, we must pay any unpaid base salary through the date of termination to the resigning executive officer.

Except in the case of Mr. Jones’s and Mr. Burel’s employment agreements, each employment agreement generally provides that upon termination of the executive officer’s employment without cause or for death or disability, we will pay to the terminated executive officer, or such executive officer’s estate, two times the executive officer’s base salary and annual bonus, to be paid out over the following 12 months. Mr. Burel is entitled to three times his base salary and annual bonus, to be paid out over the following 12 months. Upon termination of Mr. Jones’s employment due to his death or disability, his agreement generally provides that we will pay him or his estate, as applicable, (a) his base salary over the following 24 months, (b) double the pro rata portion (based on days worked and percentage of achievement of annual performance goals) of the annual bonus payable to Mr. Jones (unless the Board determines to pay a greater amount in its sole discretion) and (c) additional salary of $18,500 annually (or, for any partial year, the pro rata portion thereof) for the remainder of the term. Upon our termination of Mr. Jones’s employment without cause, his agreement generally provides that we will pay him (a) his base salary for the remainder of the term (or 24 months following such termination, if greater), (b) his annual bonus (provided the Company achieves its performance goals) for the remainder of the term (or 24 months following such termination, if greater), and (c) additional salary of $18,500 annually (or, for any partial year, the pro rata portion thereof) for the remainder of the term (or 24 months following such termination, if longer).

Under each employment agreement, we have the right to terminate the executive officer’s employment for “cause” (as defined therein), in which event we shall be obligated to pay to the terminated executive officer any unpaid base salary accrued through the date of termination. Each agreement also provides that, during the term of the agreement or the period of time served as an employee or director, and for one year thereafter, the executive officer shall not engage in or have any business which is involved in the industries in which we are engaged.

Under their respective employment agreements, Mr. Jones became entitled to a base salary of $900,000 per annum beginning October 1, 2004 and Mr. Lee became entitled to a base salary of $375,000 per annum beginning January 1, 2004 (such base salaries may be adjusted from time to time at the discretion of the Board of Directors). Effective October 1, 2004, the Board of Directors increased Mr. Hussey’s annual base salary under his employment agreement from $460,000 to $500,000, Mr. Biller’s base salary from $350,000 to $375,000 and Mr. Burel’s base salary from $350,000 to $375,000. Each executive officer also is entitled to an annual bonus based upon our achieving certain annual performance goals established by the Board of Directors.

Pursuant to Mr. Jones’s employment agreement, he will be paid an additional bonus of $2,200,000 on October 1, 2005, should he remain with the Company as of such date. Mr. Jones also receives additional salary at a rate of $18,500 annually for miscellaneous expenses. Mr. Jones may relinquish his role as Chief Executive Officer effective October 1, 2008 at his discretion, but remain as an employee of the Company and Chairman of the Board of Directors through September 30, 2009. Should he exercise this option, Mr. Jones’ annual base salary will be reduced to $500,000 and his bonus shall be based on 75% (rather than 100%) of his base salary.

Pursuant to their employment agreements, Messrs. Jones, Hussey, Biller, Burel and Lee are entitled to participate in our equity-based compensation plans. These executive officers, among other officers and employees, received restricted stock grants under the 2004 Rayovac Incentive Plan on October 1, 2004: Mr. Jones received 51,586 shares; Mr. Hussey received 23,882 shares; and Messrs. Biller, Burel and Lee each received 14,329 shares. Fifty percent of these shares are subject to time-based restrictions and the other fifty percent of the shares are subject to company performance-based restrictions. Restrictions on one-third of the time-based restricted stock grants are scheduled to lapse on December 1 of each of 2005, 2006 and 2007. Subject to the achievement of certain company performance goals, restrictions on one-third of the performance-based restricted stock grants are scheduled to lapse on December 1 of each of 2005, 2006 and 2007. If the specified performance goals are not met in any fiscal year, the restrictions with respect to such performance-based restricted stock shall lapse the December 1 first following the scheduled lapse date. Under his employment agreement, Mr. Jones was also granted another 171,952 shares of restricted stock on October 1, 2004. Eighty percent of the shares are subject to a time-based restriction scheduled to lapse on September 30, 2008 and the remaining twenty percent are scheduled to lapse on September 30, 2008. Restrictions on all the grants also lapse in the event of our change in control, as defined in the 2004 Rayovac Incentive Plan.

Mr. Jones’s previous employment agreement granted him the right to purchase his Rayovac-owned home for one dollar. In April 2004, Mr. Jones waived such right in exchange for the Company paying Mr. Jones the fair market value of the property, $993,000, plus an amount equal to 50% of Mr. Jones’s leasehold improvements to the property of $38,075.

Compensation Committee Interlocks and Insider Participation

From the beginning of fiscal 2004 until March 31, 2004, the Compensation Committee of the Board of Directors was comprised of Philip F. Pellegrino and Thomas R. Shepherd. From March 31, 2004 to the present, our Compensation Committee has been comprised of John S. Lupo and Thomas R. Shepherd. No member of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers serve a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of December 1, 2004, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock (each, a “5% Shareholder”);

•	our Chief Executive Officer and each of the other four most highly compensated executive officers serving as of September 30, 2004 (collectively, the “Named Executive Officers”);

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Shareholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 35,447,180 shares of Common Stock issued and outstanding as of the close of business on December 1, 2004. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 1, 2004, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Rayovac Corporation, 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328.

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options (1)	Percent
Wachovia Corporation(2) One Wachovia Center Charlotte, NC 28288-0137	2,418,160	(2)	—	6.8%
David A. Jones	422,235	(3)	654,045	3.0%
Kent J. Hussey	171,612	(4)	261,606	1.2%
Kenneth V. Biller	98,586	(5)	140,900	*
Remy E. Burel	79,212	(6)	33,000	*
Lester C. Lee	68,272	(7)	—	*
John D. Bowlin	2,293	(8)	—	*
William P. Carmichael	7,293	(9)	10,000	*
Neil P. DeFeo	4,293	(10)	5,000	*
John S. Lupo	4,793	(11)	15,000	*
Thomas R. Shepherd	2,976	(12)	5,000	*
Barbara S. Thomas	2,293	(13)	10,000	*
All directors and executive officers of the Company as a group (14 persons)	1,101,278	(14)	1,656,670	7.4%

*	Indicates less than 1% of the total number of outstanding shares of our Common Stock.
(1)	Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of December 1, 2004.
(2)	Information is based on a Schedule 13G filed by Wachovia Corporation with the SEC on February 12, 2004.
(3)	Includes 394,229 shares of restricted stock and 7,334 shares held in the Company’s 401(k) plan.
(4)	Includes 112,535 shares of restricted stock and 861 shares held in the Company’s 401(k) plan.
(5)	Includes 57,584 shares of restricted stock and 4,657 shares held in the Company’s 401(k) plan.
(6)	Includes 71,792 shares of restricted stock.
(7)	Includes 47,661 shares of restricted stock.
(8)	All shares of restricted stock.
(9)	Includes 2,293 shares of restricted stock.
(10)	Includes 2,293 shares of restricted stock.
(11)	Includes 2,293 shares of restricted stock.
(12)	Includes 2,675 shares of restricted stock.
(13)	All shares of restricted stock.
(14)	Includes 860,474 shares of restricted stock and 16,053 shares held in the Company’s 401(k) plan.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of September 30, 2004:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(1))
Equity compensation plans approved by security holders	3,300,260	$14.56	3,634,405	(2)
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	3,300,260	$14.56	3,634,405	(2)

(1)	Includes 3,500,000 shares of common stock available for future issuance under the 2004 Rayovac Incentive Plan and 127,480 shares of common stock available for future issuance under the 1997 Rayovac Incentive Plan. In addition to stock options, awards under the 2004 and 1997 Rayovac Incentive Plans may take the form of restricted stock and other stock-based awards specified in the 1997 Rayovac Incentive Plan. If such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.
(2)	This amount excludes an aggregate of 704,034 shares of restricted stock awards outstanding as of September 30, 2004 for which the restrictions have not lapsed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We hold various promissory notes described below from certain of our current executive officers.

Mr. Jones previously executed a promissory note in the aggregate principal amount of $500,000 (the “Jones Equity Note”) with an annual interest rate of 7% to partially fund his purchase of certain shares of our common stock in connection with our 1996 recapitalization. The note matured and was paid in full in September 2003.

On July 20, 2000, the Board of Directors authorized loans to Messrs. Jones, Hussey, Biller and Cancio of up to the aggregate principal amounts of $1,950,000, $800,000, $400,000 and $200,000, respectively (collectively, the “Executive Notes”). As of August 11, 2000, Messrs. Jones, Hussey, Biller and Cancio had each executed a promissory note and, as of September 30, 2004, had drawn aggregate principal amounts of $1,700,000, $750,000, $400,000 and $200,000, respectively, under the authorized loan program. Interest on these promissory notes is to be adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. The annual interest rate on each of these notes was 3.65% in fiscal year 2004. Each of these promissory notes is secured by a security interest in shares of our Common Stock (including vested options) owned by the respective borrower. Payments of interest on the Executive Notes are due annually and the outstanding principal amount and any unpaid interest on the Executive Notes is payable at maturity. The Executive Notes mature in September 2005.

The purpose of the Executive Notes was to provide the executive officers receiving the loans with access to funds as a component of their compensation program. In July 2000, a significant percentage of the stock options and our Common Stock held by such executive officers were subject to transfer restrictions imposed by a shareholders agreement among Rayovac, the executive officers and the Thomas H. Lee Company (which agreement expired on September 12, 2002). The loans provided the executive officers with access to alternative funds in light of the restrictions imposed by the shareholders agreement on the equity component of the executives’ compensation.

The largest aggregate amount of indebtedness outstanding at any time during fiscal 2004 for each of the executive officers was as follows: Mr. Jones, $1,700 ,000; Mr. Hussey, $750,000; Mr. Biller, $400,000; and Mr. Cancio, $200,000. The aggregate amount of indebtedness outstanding as of December 1, 2004, for each of the executive officers was as follows: Mr. Jones, $1,700,000; Mr. Hussey, $750,000; Mr. Biller, $400,000; and Mr. Cancio, $200,000.

Mr. Jones’s previous employment agreement granted him the right to purchase his Rayovac-owned home for one dollar. In April 2004, Mr. Jones waived such right in exchange for the Company paying Mr. Jones the fair market value of the property, $993,000, plus an amount equal to 50% of Mr. Jones’s leasehold improvements to the property of $38,075.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent auditor, billed to us for each of the last two fiscal years (in millions):

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2004	$1.9	$0.5	$0.1	$—
2003	1.6	0.4	0.1	—

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees we paid KPMG LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of our foreign subsidiaries. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The majority of audit-related fees in 2004 and 2003 were attributable to due diligence services related to acquisitions and advice related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. The remaining audit-related fees in fiscal 2003 were attributable to audits of financial statements of employee benefit plans. “Tax fees” are fees for tax compliance, tax advice and tax planning, and for both fiscal 2004 and fiscal 2003 such fees were attributable to services for tax-compliance assistance and tax advice. “All other fees” are fees for any services not included in the first three categories.

Pre-Approval of Independent Auditor Services and Fees

The Audit Committee pre-approved the fiscal 2004 audit services engagement performed by KPMG LLP. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $100,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $100,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting. During fiscal 2004, the Audit Committee pre-approved all other audit and non-audit services in accordance with the policy set forth above.

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

RAYOVAC CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Rayovac Corporation:

We have audited the accompanying consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rayovac Corporation and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP

Atlanta, Georgia

November 12, 2004

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2004 and 2003

(In thousands, except per share amounts)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$15,789	$107,774
Receivables:
Trade accounts receivable, net of allowances of $23,071 and $22,911, respectively	269,977	255,205
Other	19,655	15,376
Inventories	264,726	219,254
Deferred income taxes	19,233	18,501
Prepaid expenses and other	61,132	50,705

Total current assets	650,512	666,815
Property, plant and equipment, net	182,396	150,609
Deferred charges and other	35,079	40,160
Goodwill	320,577	398,380
Intangible assets, net	422,106	252,870
Deferred income taxes	—	8,342
Debt issuance costs	25,299	28,111

Total assets	$1,635,969	$1,545,287

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$23,895	$72,852
Accounts payable	228,052	172,632
Accrued liabilities:
Wages and benefits	40,138	36,580
Income taxes payable	21,672	20,569
Restructuring and related charges	8,505	5,750
Accrued interest	16,302	4,894
Other	60,094	83,737

Total current liabilities	398,658	397,014
Long-term debt, net of current maturities	806,002	870,540
Employee benefit obligations, net of current portion	69,246	63,044
Deferred income taxes	7,272	—
Other	37,368	12,687

Total liabilities	1,318,546	1,343,285
Minority interest in equity of consolidated subsidiary	1,379	—
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 64,219 and 61,999 shares, respectively; outstanding 34,683 and 32,463 shares, respectively	642	620
Additional paid-in capital	224,962	185,561
Retained earnings	220,483	164,703
Accumulated other comprehensive income (loss)	10,621	(12,457)
Notes receivable from officers/shareholders	(3,605)	(3,605)

	453,103	334,822
Less treasury stock, at cost, 29,536 shares	(130,070)	(130,070)
Less unearned restricted stock compensation	(6,989)	(2,750)

Total shareholders’ equity	316,044	202,002

Total liabilities and shareholders’ equity	$1,635,969	$1,545,287

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2004, 2003 and 2002

(In thousands, except per share amounts)

	2004	2003	2002
Net sales	$1,417,186	$922,122	$572,736
Cost of goods sold	811,894	549,514	334,147
Restructuring and related charges	(781)	21,065	1,210

Gross profit	606,073	351,543	237,379
Operating expenses:
Selling	293,118	185,175	104,374
General and administrative	121,319	80,875	56,900
Research and development	23,192	14,364	13,084
Restructuring and related charges	12,224	11,487	—

	449,853	291,901	174,358

Operating income	156,220	59,642	63,021
Interest expense	65,702	37,182	16,048
Non-operating expense	—	3,072	—
Other expense (income), net	64	(3,647)	1,290
Minority interest	(78)	—	—

Income from continuing operations before income taxes	90,532	23,035	45,683
Income tax expense	34,372	7,553	16,446

Income from continuing operations	56,160	15,482	29,237
Loss from discontinued operations, net of tax benefits of $398	380	—	—

Net income	$55,780	$15,482	$29,237

Basic net income per common share:
Income from continuing operations	$1.68	$0.49	$0.92
Loss from discontinued operations	0.01	—	—

Net income	$1.67	$0.49	$0.92

Weighted average shares of common stock outstanding	33,433	31,847	31,775

Diluted net income per common share:
Income from continuing operations	$1.62	$0.48	$0.90
Loss from discontinued operations	0.01	—	—

Net income	$1.61	$0.48	$0.90

Weighted average shares of common stock and equivalents outstanding	34,620	32,556	32,414

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2004, 2003 and 2002

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Notes Receivable from Officers/ Shareholders	Treasury Stock	Unearned Compensation	Total Shareholders’ Equity
	Shares	Amount
Balances at September 30, 2001	32,043	$616	$180,752	$119,984	$(6,868)	$(3,665)	$(130,070)	$(3,164)	$157,585

Net income	—	—	—	29,237	—	—	—	—	29,237
Adjustment of additional minimum pension liability	—	—	—	—	(3,639)	—	—	—	(3,639)
Translation adjustment	—	—	—	—	(7,875)	—	—	—	(7,875)
Net loss on derivative instruments and available for sale securities	—	—	—	—	(1,477)	—	—	—	(1,477)

Comprehensive income									16,246
Forfeiture of restricted stock	(24)	—	(413)	—	—	—	—	413	—
Issuance of restricted stock	24	—	313	—	—	—	—	(313)	—
Exercise of stock options	15	—	171	—	—	—	—	—	171
Notes receivable from officers/ shareholders	—	—	—	—	—	(540)	—	—	(540)
Amortization of unearned compensation	—	—	—	—	—	—	—	1,331	1,331

Balances at September 30, 2002	32,058	616	180,823	149,221	(19,859)	(4,205)	(130,070)	(1,733)	174,793

Net income	—	—	—	15,482	—	—	—	—	15,482
Adjustment of additional minimum pension liability	—	—	—	—	(690)	—	—	—	(690)
Translation adjustment	—	—	—	—	7,753	—	—	—	7,753
Net gain on derivative instruments and available for sale securities	—	—	—	—	339	—	—	—	339

Comprehensive income									22,884
Issuance of restricted stock	393	4	4,786	—	—	—	—	(4,790)	—
Forfeiture of restricted stock	(28)	—	(347)	—	—	—	—	347	—
Exercise of stock options	40	—	299	—	—	—	—	—	299
Note payments from officers/shareholders	—	—	—	—	—	600	—	—	600
Amortization of unearned compensation	—	—	—	—	—	—	—	3,426	3,426

Balances at September 30, 2003	32,463	620	185,561	164,703	(12,457)	(3,605)	(130,070)	(2,750)	202,002

Net income	—	—	—	55,780	—	—	—	—	55,780
Adjustment of additional minimum pension liability	—	—	—	—	(2,282)	—	—	—	(2,282)
Translation adjustment	—	—	—	—	20,634	—	—	—	20,634
Net gain on derivative instruments and available for sale securities	—	—	—	—	4,726	—	—	—	4,726

Comprehensive income									78,858
Issuance of restricted stock	449	4	9,742	—	—	—	—	(9,746)	—
Forfeiture of restricted stock	(12)	—	(216)	—	—	—	—	216	—
Exercise of stock options	1,783	18	29,875	—	—	—	—	—	29,893
Amortization of unearned compensation	—	—	—	—	—	—	—	5,291	5,291

Balances at September 30, 2004	34,683	$642	$224,962	$220,483	$10,621	$(3,605)	$(130,070)	$(6,989)	$316,044

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$55,780	$15,482	$29,237
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	380	—	—
Depreciation	34,337	31,133	18,828
Loss on early retirement of debt	—	3,072	—
Amortization of intangibles	955	438	173
Amortization of debt issuance costs	4,162	1,957	1,642
Amortization of unearned restricted stock compensation	5,291	3,426	1,331
Deferred income taxes	6,725	(9,533)	4,863
Stock option income tax benefit	8,766	123	37
Other non-cash charges	1,586	15,728	766
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	978	6,002	26,272
Inventories	(30,933)	6,369	3,579
Prepaid expenses and other assets	(8,361)	15,105	(4,142)
Accounts payable and accrued liabilities	25,192	(13,095)	(15,760)

Net cash provided by operating activities	104,858	76,207	66,826
Cash flows from investing activities:
Purchases of property, plant and equipment	(26,892)	(26,125)	(15,641)
Proceeds from sale of property, plant and equipment and investments	30	132	168
Payments for acquisitions, net of cash acquired	(41,714)	(420,403)	—

Net cash used by investing activities	(68,576)	(446,396)	(15,473)
Cash flows from financing activities:
Reduction of debt	(391,848)	(560,405)	(224,431)
Proceeds from debt financing	241,500	1,062,580	169,100
Debt issuance costs	(1,350)	(29,933)	(387)
Payments on capital lease obligations	(110)	(1,167)	(590)
Payments from (loans to) officers/shareholders	—	600	(540)
Proceeds from exercise of stock options	21,127	176	134

Net cash (used) provided by financing activities	(130,681)	471,851	(56,714)
Net cash used by discontinued operations	(336)	—	—
Effect of exchange rate changes on cash and cash equivalents	2,750	(3,769)	3,884

Net (decrease) increase in cash and cash equivalents	(91,985)	97,893	(1,477)
Cash and cash equivalents, beginning of period	107,774	9,881	11,358

Cash and cash equivalents, end of period	$15,789	$107,774	$9,881

Supplemental disclosure of cash flow information:
Cash paid for interest	$49,415	$34,267	$14,671
Cash paid for income taxes, net	28,326	7,555	11,373

See accompanying notes to consolidated financial statements.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Rayovac Corporation and its subsidiaries (the “Company”) manufacture and market consumer batteries and electric personal care products. Consumer batteries include general (alkaline, rechargeables, heavy duty, lantern and general purpose), button cell and lithium batteries. The Company also markets a variety of battery powered lighting devices such as flashlights and lanterns and designs and markets electric shavers and accessories, electric grooming products and hair care appliances.

On May 28, 2004, the Company completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite S.A. (“Microlite”), a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. (“Tabriza”) of Brazil. The total cash paid was approximately $30,000, including approximately $21,100 in purchase price, approximately $7,000 of contingent consideration, and approximately $1,900 of acquisition related expenditures, plus approximately $8,000 of assumed debt. The contingent consideration will be earned by Tabriza upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation of the total contingent consideration due to Tabriza, if any, Tabriza will transfer Microlite’s remaining outstanding capital stock to the Company. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. Microlite manufactures and sells both alkaline and zinc carbon batteries as well as battery-operated lighting products. Microlite has operated as an independent company since 1982. The acquisition of Microlite consolidates the Company’s rights to the Rayovac brand in Latin America. (See also Acquisitions, Note 16, for additional information on the Microlite acquisition).

On March 31, 2004, the Company completed the acquisition of an 85 percent equity interest in Ningbo Baowang Battery Company, Ltd. (“Ningbo”) of Ninghai, China for approximately $17,000 in cash, including approximately $600 of acquisition related expenditures, plus approximately $14,000 of assumed debt. The remaining 15 percent equity interest will continue to be held by Ningbo Baowang Investment Company and the founder/general manager of Ningbo. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers in North and South America, Europe and Asia. (See also Acquisitions, Note 16, for additional information on the Ningbo acquisition).

On September 30, 2003, the Company acquired all of the equity interests of Remington Products Company, L.L.C. (“Remington”) for approximately $174,000, including acquisition related expenditures, and the assumption of Remington’s outstanding debt of approximately $180,400. Remington is now a wholly owned subsidiary of the Company. Remington is a leading designer and marketer of electric shavers and accessories, electric grooming products and hair care appliances. (See also Acquisitions, Note 16, for additional information on the Remington acquisition).

On October 1, 2002, the Company acquired substantially all of the consumer battery business (“VARTA”) of VARTA AG for approximately $275,300, including acquisition related expenditures. The acquisition consisted of the purchase of all of VARTA AG’s consumer battery subsidiaries and business outside of Germany, excluding Brazil, and a controlling ownership and management interest in a new joint venture entity that will operate the VARTA AG consumer battery business in Germany. The residual interest in the joint venture is held by VARTA AG. (See also Acquisitions, Note 16, for additional information on the VARTA acquisition).

The Company’s products are sold on a global basis in over 120 countries in North America, Latin America, Europe, and Asia/Pacific through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”).

(2) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Rayovac Corporation and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles. All

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2004, 2003 and 2002 refer to the fiscal years ended September 30, 2004, 2003 and 2002, respectively.

(b) Revenue Recognition

The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product is passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns related to its shaving, grooming and personal care products. The Company estimates and accrues the cost of these returns, which are treated as a reduction of net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are generally treated as a reduction of net sales.

The Company also enters into promotional arrangements targeted to the ultimate consumer. Such arrangements are treated as either a reduction of net sales or an increase of cost of sales, based on the type of promotional program. The income statement characterization of the Company’s promotional arrangements complies with the Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

For all types of promotional arrangements and programs, the Company monitors its commitments and uses statistical measures and past experience to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are individualized to each customer and are generally documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various contractual arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, to secure the right to distribute through such customer. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in Deferred charges and other in the Consolidated Balance Sheets.

(c) Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(d) Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

(e) Concentrations of Credit Risk, Major Customers and Employees

Trade receivables subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risks of repayment. The Company has historically incurred minimal credit losses, but in 2002 experienced a significant loss resulting from the bankruptcy filing of a large retailer in the United States.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 19%, 13% and 26% of its net sales during 2004, 2003 and 2002, respectively. This major customer also represented approximately 16% and 13%, respectively, of Trade account receivables, net as of September 30, 2004 and 2003.

Approximately 54% of the Company’s sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

(f) Displays and Fixtures

Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed after a single use by the customer.

Permanent fixtures are permanent in nature, generally made from wire or other permanent racking, which are shipped to customers for display of the Company’s products. These permanent fixtures are restocked with the Company’s product multiple times over the fixture’s useful life.

The costs of both temporary and permanent displays are capitalized as a prepaid asset and are included in Prepaid expenses and other in the Consolidated Balance Sheets. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years once they are shipped to customers and are reflected in Deferred charges and other in the Consolidated Balance Sheets.

(g) Inventories

The Company’s inventories are valued at the lower of cost or market. Cost of inventories is determined using the first-in, first-out (FIFO) method.

(h) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements	20-30 years
Machinery, equipment and other	2-15 years

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

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

(i) Intangible Assets

Intangible assets are recorded at cost. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 5 to 19 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

Intangibles with Indefinite Lives

In accordance with Statement of Financial Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company performs impairment testing of goodwill at the reporting unit level. If impairment is indicated, a write-down to fair value is recorded. The Company’s impairment tests for goodwill compare the carrying amounts of these assets with estimated fair values. The fair value of goodwill exceeds their carrying amount in all reporting units; therefore, the assets are not considered impaired. Had the carrying amounts of goodwill exceeded fair values, a second step in the impairment test would have been required to measure the amount of a goodwill impairment loss. This step would compare the implied fair values of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in an amount equal to that excess. Trade name intangibles are tested for impairment by comparing the fair value with the carrying value. Trade name fair values are based on the respective discounted after-tax royalty cash flows. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. There were no impairment losses recognized in fiscal 2004, 2003 or 2002.

The fair values of the reporting units are determined using discounted cash flow models similar to those used internally by the Company for evaluating acquisitions with comparisons to estimated market values. The Company’s discounted cash flow models for 2004 utilize projections of cash flows for ten years, a perpetuity valuation technique with an assumed long-term growth rate of approximately 4 percent, and discounted projected cash flows and terminal values based on the Company’s targeted near-term weighted average cost of capital (“WACC”) of approximately 10 percent. The fair values of trade name intangibles are determined based on discounted royalty cash flows. The valuation models assumed royalty rates of 1.5% to 8.0%, a WACC of approximately 10% and annual growth rates of 4% to 8%. Changes in these assumptions could materially impact the fair value estimates.

Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

During 2004, the Company changed the annual impairment testing date for goodwill and trade name intangibles from October 1 to August 31 of each year. The August 31 date is preferable as it provides the Company with more time prior to the fiscal year-end to complete impairment testing and to report the impact of the impairment tests in its annual Form 10-K filing.

Intangibles with Definite or Estimable Useful Lives

The Company assesses the recoverability of intangible assets with definite or estimable useful lives in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets by determining whether the carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized carrying value of intangible assets with finite useful lives will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if an impairment test is required is based on an undiscounted cash flow analysis for asset groups at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges for definite-lived intangibles recorded during 2004, 2003 or 2002. (See also Intangible Assets, Note 5).

(j) Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense over the lives of the related debt agreements.

(k) Accounts Payable

Included in accounts payable are bank overdrafts on disbursement accounts that were replenished when checks were presented for payment.

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

(m) Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (loss) (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

The strengthening of the Euro versus the U.S. Dollar had a significant positive impact on AOCI in 2004 and 2003, primarily related to the translation of the Company’s Euro denominated net assets. Currency devaluations in Argentina and Venezuela, along with the weakening currency in Mexico had negative impacts on AOCI in 2004, 2003 and 2002.

As of September 30, 2004 and 2003, foreign currency translation adjustment balances of $19,998 and $(561), respectively, were reflected in the Consolidated Balance Sheets in Accumulated other comprehensive income (loss).

Exchange losses (gains) on foreign currency transactions aggregating $949, $(2,637), and $2,412 for 2004, 2003 and 2002, respectively, are included in Other expense (income), net, in the Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $65,784, $45,573 and $24,081 in 2004, 2003 and 2002, respectively, which are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred expenses for advertising of $51,321, $11,458 and $10,317 in 2004, 2003 and 2002, respectively, which are included in Selling expenses.

(p) Research and Development Costs

Research and development costs are charged to expense in the year they are incurred.

(q) Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income per common share does not consider common stock equivalents. Diluted net income per common share reflects the dilution that would occur if convertible debt securities, employee stock options, and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the entity. The computation of diluted net income per common share uses the “if converted” and “treasury stock” methods to reflect dilution. The difference between the basic and diluted number of shares is due to the effects of restricted stock and assumed conversion of employee stock options awards.

Net income per common share is calculated based upon the following shares:

	2004	2003	2002
Basic	33,433	31,847	31,775
Effect of restricted stock and assumed conversion of stock options	1,187	709	639

Diluted	34,620	32,556	32,414

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In 2004, 2003 and 2002, approximately 57, 2,775 and 2,998, respectively, of stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

(r) Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the fair value recorded in Accumulated other comprehensive income (loss) (“AOCI”) and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2004, $4,858 of pretax derivative losses from such hedges were recorded as an adjustment to interest expense. During 2004, the pretax adjustment to interest expense for ineffectiveness from such hedges was immaterial. At September 30, 2004, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 3.974% for a notional principal amount of $70,000 through October 2005 and 3.799% for a notional principal amount of $100,000 through November 2005. The derivative net loss on these contracts recorded in AOCI at September 30, 2004 was $1,375, net of tax benefit of $843.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Consolidated Balance Sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During 2004, $202 of pretax derivative losses from such hedges were recorded as an adjustment to earnings in Other expense (income), net. At September 30, 2004, the Company had $480 of such foreign exchange derivative contracts outstanding. The pretax derivative adjustment to earnings for ineffectiveness from these contracts at September 30, 2004 was immaterial.

The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value recorded in AOCI and as a hedge asset or liability, as applicable. The fair value of the swaps is reclassified from AOCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. During 2004, $2,128 of pretax derivative gains were recorded as an adjustment to cost of sales for swap contracts settled at maturity. The hedges are highly effective, therefore, no ineffectiveness was recorded as an adjustment to Cost of goods sold for 2004. At September 30, 2004, the Company had a series of such swap contracts outstanding through October 2005 with a contract value of $15,234. The derivative net gain on these contracts recorded in AOCI at September 30, 2004 was $1,109, net of tax expense of $655.

(s) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted market prices.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for the $350,000 of Senior Subordinated Notes due September 30, 2013 with interest payable semiannually at 8.5%. The fair value of the Notes at September 30, 2004 was approximately $378,219. (See also Derivative Financial Instruments, Note 2(r), and Debt, Note 6).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$(829,897)	$(858,116)	$(943,392)	$(954,298)
Interest rate swap agreements	(3,816)	(3,816)	(9,245)	(9,245)
Commodity swap agreements	1,764	1,764	541	541
Currency forward agreements	—	—	94	94

(t) Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

(v) Comprehensive Income

Comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of net foreign investments, derivative financial instruments designated as cash flow hedges, and additional minimum pension liabilities associated with the Company’s pension plans. Except for the currency translation impact of the Company’s intercompany debt of a long-term nature, the Company does not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be indefinitely reinvested.

Amounts recorded in Accumulated other comprehensive income (loss) on the Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2004, 2003 and 2002 are net of tax expense (benefit) in the amount of:

	Pension Adjustment	Cash Flow Hedges	Translation Adjustment	Total
2004	$1,356	$3,009	$(2,378)	$1,987
2003	(4,744)	76	—	(4,668)
2002	—	(689)	—	(689)

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(w) Stock Compensation

The Company has elected to apply Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans, instead of applying the optional cost recognition requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company elected to apply only the disclosure provisions of SFAS 123. The Company recognized $5,291, $3,426 and $1,331 respectively, of compensation cost, before tax, related to restricted stock in 2004, 2003 and 2002, respectively, and no compensation cost related to stock options. If the Company had elected to recognize compensation cost for all of the plans based upon the fair value at the grant dates for awards under those plans, consistent with an alternative method prescribed by SFAS 123, net income per common share would have been reduced to the pro forma amounts indicated below:

	2004	2003	2002
Reported net income	$55,780	$15,482	$29,237
Add: Stock-based compensation expense included in reported net income, net of tax	3,228	2,090	812
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,522)	(6,739)	(4,778)

Pro forma net income	$52,486	$10,833	$25,271

Basic earnings per share:
As reported	$1.67	$0.49	$0.92
Pro forma	$1.57	$0.34	$0.80
Diluted earnings per share:
As reported	$1.61	$0.48	$0.90
Pro forma	$1.50	$0.34	$0.78

The fair value of the Company’s stock options used to compute pro forma net income and basic and diluted net income per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Assumptions used:
Volatility	41.4%	40.3%	37.6%
Risk-free interest rate	3.79%	3.36%	3.40%
Expected life	6 years	8 years	8 years
Dividend yield	—	—	—
Weighted-average grant-date fair value of options granted during period	$7.79	$5.99	$6.89

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. For purposes of proforma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(x) Adoption of New Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. As required by this standard, the Company adopted the annual disclosure provisions for all domestic and foreign plans for the fiscal year ended September 30, 2004. SFAS No. 132, as revised, requires additional disclosures in interim and year-end reports about assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. This statement did not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The Company adopted the disclosure provisions of SFAS 132, as revised, as seen in Note 11, Employee Benefit Plans.

In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (Revised December 2003), Consolidation of Variable Interest Entities. FIN 46, as revised, addresses consolidation by business enterprises of variable interest entities. The Interpretation applies immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For existing variable interest entities or investments in such, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. Adoption did not have a material effect on the consolidated financial statements of the Company.

(3) Inventories

Inventories consist of the following:

	September 30,
	2004	2003
Raw materials	$47,882	$60,732
Work-in-process	31,382	34,914
Finished goods	185,462	123,608

	$264,726	$219,254

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2004	2003
Land, buildings and improvements	$74,440	$51,195
Machinery, equipment and other	265,688	242,381
Construction in progress	15,231	7,857

	355,359	301,433
Less accumulated depreciation	172,963	150,824

	$182,396	$150,609

At September 30, 2004, assets held for sale totaling $8,289 were included in Prepaid expenses and other in the Consolidated Balance Sheets. The majority of these assets are included in the Latin America segment.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(5) Intangible Assets

Intangible assets consist of the following:

	September 30,
	2004				2003
	Gross Carrying Amount	Accumulated Amortization	Cumulative Effect of Translation	Net Intangible	Gross Carrying Amount	Accumulated Amortization	Cumulative Effect of Translation	Net Intangible
Amortized Intangible Assets
Proprietary technology	$11,281	$(1,076)	$1,944	$12,149	$10,421	$(340)	$1,766	$11,847
Customer lists	1,781	(429)	440	1,792	1,781	(210)	318	1,889

	13,062	(1,505)	2,384	13,941	12,202	(550)	2,084	13,736

Pension Intangibles
Under-funded pension	2,288	—	—	2,288	2,405	—	—	2,405

Unamortized Intangible Assets
Trade names balance as of beginning of period	218,642	(4,875)	22,962	236,729	90,000	(4,875)	—	85,125
Trade name purchase price allocation during period	159,000	—	—	159,000	—	—	—	—
Translation during period	—	—	10,148	10,148	—	—	22,962	22,962
Trade name acquired during period	—	—	—	—	128,642	—	—	128,642

Trade names balance as of end of period	377,642	(4,875)	33,110	405,877	218,642	(4,875)	22,962	236,729

Intangible assets, net	$392,992	$(6,380)	$35,494	$422,106	$233,249	$(5,425)	25,046	$252,870

Goodwill	North America	Latin America	Europe/ROW	Total
Balance as of October 1, 2003, net	$285,418	$37,876	$75,086	$398,380
Goodwill recorded during year	4,615	43,313	25,815	73,743
Purchase price allocation during period	(159,860)	—	—	(159,860)
Effect of translation	—	3,801	4,513	8,314

Balance as of September 30, 2004, net	$130,173	$84,990	$105,414	$320,577

During 2004, the Company completed the acquisitions of Ningbo and Microlite. During 2003, the Company completed the acquisition of substantially all of the consumer battery business (“VARTA”) of VARTA AG and the acquisition of Remington. The Company recognized intangible assets associated with the VARTA acquisition, including proprietary manufacturing technology, customer lists, and VARTA trade name intangibles.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

There was no allocation for the Remington trade name or other intangibles made in the Consolidated Balance Sheet as of September 30, 2003, as valuations relating to Remington had not been completed.

During 2004, the Company allocated a portion of the Remington purchase price to unamortizable and amortizable intangible assets. The allocation consisted of $159,000 to the Remington trade name and $860 to various patented proprietary technology assets. The Company also recognized goodwill with the VARTA, Remington, Ningbo and Microlite acquisitions.

During 2004, the Company recognized a deferred tax liability of $17,000 which was established for the difference in the book basis and tax basis of the VARTA trade name. The establishment of this liability increased the value of goodwill associated with the VARTA acquisition.

The purchase price allocations for the Ningbo and Microlite acquisitions are not yet finalized as the Company is finalizing valuations of property, plant and equipment, inventory, certain intangibles and acquired intangibles. Future allocations of the Ningbo and Microlite purchase prices may impact the amount and segment allocation of goodwill. See also Note 16, Acquisitions, for additional discussion of the Remington, VARTA, Ningbo and Microlite acquisitions.

The amortization expense for 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Customer list amortization	$219	$195	$—
Proprietary technology amortization	736	243	173

	$955	$438	$173

The Company estimates annual amortization expense for the next five fiscal years will approximate $950 per year.

(6) Debt

Debt consists of the following:

	September 30,
	2004		2003
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due September 30, 2013	$350,000	8.5%	$350,000	8.5%
Term C loan facility, expiring September 30, 2009	257,000	4.2%	—	—
Euro term C loan facility, expiring September 30, 2009	141,845	5.1%	—	—
Revolving credit facility, expiring September 30, 2008	37,000	5.7%	—	—
Euro revolving credit facility, expiring September 30, 2008	—	—	—	—
Term B loan facility	—	—	317,000	4.9%
Euro term B loan facility	—	—	139,067	5.9%
Euro term A loan facility	—	—	49,563	5.6%
Series D Senior Subordinated Debentures, due May 15, 2006	—	—	50,586	11.0%
Series B Senior Subordinated Debentures, due May 15, 2006	—	—	5,424	11.0%
Other notes and obligations	20,530	—	7,652	—
Capitalized lease obligations	23,522	—	24,100	—

	829,897		943,392
Less current maturities	23,895		72,852

Long-term debt	$806,002		$870,540

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(A)	Interest rates on senior credit facilities represent the weighted average rates on balances outstanding.

The Company’s Senior Credit Facilities include a term loan of $257,000, the “Term C loan facility”; a Euro denominated term loan of €114,000 ($141,845 at September 30, 2004), the “Euro term C loan facility”; a revolving credit facility of $120,000, the “Revolving credit facility”; and a Euro denominated revolving credit facility of €40,000 ($49,770 at September 30, 2004), the “Euro revolving credit facility”.

As of September 30, 2004, the following amounts were outstanding under these facilities: $257,000 under the Term C loan facility, $141,845 under the Euro term C loan facility, and $37,000 under the Revolving credit facility. No borrowings were outstanding under the Euro revolving credit facility. In addition, approximately $21,000 of the remaining availability under the Revolving credit facility was utilized for outstanding letters of credit. Approximately $112,000 remains available under these facilities as of September 30, 2004.

The interest on dollar-denominated borrowings is computed, at the Company’s option, based on the base rate, as defined (“Base Rate”), or the London Interbank Offered Rate (“LIBOR”) for Dollar-denominated deposits. The interest on Euro-denominated borrowings is computed on LIBOR for Euro-denominated deposits. The fees associated with these facilities were capitalized and are being amortized over the term of the facilities.

During 2004, the Company redeemed the remaining $56,000 of Series B and D Senior Subordinated Debentures assumed in connection with the acquisition of Remington. The notes were redeemed with the cash remaining following the Company’s debt offering of the $350,000 8.5% Senior Subordinated Notes. The Company also made net payments of $60,000, which represented gross payments of $256,700 offset by borrowings of $196,700, on the Term B loan facility (which was subsequently refinanced and is now reflected as the Term C loan facility) using a combination of cash remaining following the debt offering of the Senior Subordinated Notes and cash generated from operating activities. In addition, the Company made payments of $58,700 on the Euro term A and B Loan facilities (which were subsequently refinanced and are now reflected as the Euro term C loan facility) using cash generated from its operating activities. Additional payments of approximately $20,400 were made in connection with other senior debt and capitalized lease obligations.

Also during this period, the Company borrowed approximately $44,800 under its Revolving credit facility primarily for the acquisitions of Ningbo and Microlite. See Acquisitions, Note 16, for further information on these acquisitions. The remaining increase in indebtedness for the period of $36,400 is primarily related to debt acquired with the aforementioned acquisitions and unfavorable foreign exchange.

The Company is required to pay a commitment fee of 0.50% per annum on the average daily-unused portion of the Revolving credit facility and the Euro revolving credit facility. A quarterly fee is payable on outstanding letters of credit (3.5% per annum at September 30, 2004). The Company also incurs a fee of 0.25% per annum of the average daily maximum amount available to be drawn on each letter of credit issued. The margin on the revolving facilities and fees on outstanding letters of credit may be adjusted if the Company’s leverage ratio, as defined, increases or decreases.

In addition to principal payments, the Company has annual interest payment obligations of approximately $30,000 associated with its debt offering of the $350,000 8.5% Senior Subordinated Notes due in 2013. The Company also incurs interest on its borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving credit facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of September 30, 2004, the Company estimates annual interest payments of approximately $20,000 would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The aggregate scheduled maturities of debt as of September 30, 2004 are as follows:

2005	$23,895
2006	7,057
2007	5,461
2008	83,567
2009	343,952
Thereafter	365,965

$829,897

Aggregate capitalized lease obligations included in the amounts above are payable in installments of $1,773 in 2005, $1,581 in 2006, $1,380 in 2007, $1,401 in 2008, $1,422 in 2009, and $15,965 thereafter.

The Third Restated Agreement, as amended, to the Senior Credit Facilities (“the Third Agreement”) contains financial covenants with respect to borrowings, which include maintaining minimum interest and fixed charge and maximum leverage ratios. In accordance with the Third Agreement, the limits imposed by such ratios become more restrictive over time. In addition, the Third Agreement restricts the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities is (i) secured by substantially all of the assets of the Company, (ii) is guaranteed by certain of the Company’s subsidiaries, and (iii) the Euro revolving credit facility is subject to a borrowing base of certain European assets.

The terms of the $350,000 8.5% Senior Subordinated Notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit the ability of the Company and its subsidiaries to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries, including ROV Holding, Inc. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc., with the exception of Ningbo, which is 85% owned by the Company.

As of September 30, 2004, the Company was in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes.

(7) Shareholders’ Equity

During 2004, the Company granted approximately 449 shares of restricted stock to certain members of management. The total market value of the restricted shares granted was approximately $9,746 which was recorded as a separate component of shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period of up to three years. During 2004, the Company recognized the forfeiture of approximately 12 shares of restricted stock. The total market value of the forfeited shares on the date of grant was approximately $216 which was recorded as an adjustment to unearned compensation.

On October 1, 2002, the Company granted approximately 393 shares of restricted stock to certain members of management. The total market value of the restricted shares on date of grant was approximately $4,790 which was recorded as unearned compensation as a separate component of shareholders’ equity. During 2003, the

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Company recognized the forfeiture of approximately 28 restricted shares of stock. The total market value on the date of grant for the forfeited shares was approximately $347 which was recorded as an adjustment to unearned compensation. Approximately 101 of these shares vested on September 30, 2004, 243 shares vest on September 30, 2005, and 21 shares vest on September 30, 2006, if the recipient is still employed by the Company. Unearned compensation is being amortized to expense over the appropriate vesting period.

On August 16, 2002, the Company granted approximately 24 shares of restricted stock to a certain member of management. These shares vested on September 30, 2003, as the recipient was still employed with the Company. The total market value of the restricted shares on the date of grant was approximately $313 which was recorded as unearned compensation as a separate component of shareholders’ equity. Unearned compensation was amortized over the 13-month vesting period.

On October 1, 2000, the Company granted approximately 277 shares of restricted stock to certain members of management. The total market value of the restricted shares on date of grant was approximately $4,746 which was recorded as unearned compensation as a separate component of shareholders’ equity. Approximately 186 of these shares vested on September 30, 2003 as the recipients were still employed by the Company. Unearned compensation was amortized to expense over the three-year vesting period. As of September 30, 2003, all share restrictions for the October 1, 2000 grant were amortized. During 2002, the Company recognized the forfeiture of approximately 24 restricted shares of stock. The total market value on the date of grant for the forfeited shares was approximately $413 which was recorded as an adjustment to unearned compensation.

(8) Stock Option Plans

In 1996, the Company’s Board of Directors (“Board”) approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 2004, there were options with respect to 712 shares of common stock outstanding under the 1996 Plan.

In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the 1997 Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of Common stock may be issued under the 1997 Plan. The 1997 Plan expires in August 2007. As of September 30, 2004, there were options with respect to 2,588 shares of common stock outstanding under the 1997 Plan.

In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Under the 2004 Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, none of which had been granted as of September 30, 2004. The 2004 Plan expires in July 31, 2014.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A summary of the status of the Company’s stock option plans is as follows:

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	4,923	$13.55	4,105	$14.01	3,266	$14.12
Granted	294	16.16	1,210	12.31	1,057	14.37
Exercised	(1,783)	11.85	(40)	4.39	(15)	8.81
Forfeited	(134)	17.04	(352)	15.73	(203)	11.30

Outstanding, end of period	3,300	$14.56	4,923	$13.55	4,105	$14.01

Options exercisable, end of period	1,995	$15.09	2,553	$12.91	1,884	$11.39

The following table summarizes information about options outstanding and outstanding and exercisable as of September 30, 2004:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	362	1.96 years	$4.39	362	$4.39
$11.32 – $19.20	2,230	7.28	13.81	1,000	14.55
$20.18 – $23.69	651	4.89	21.66	596	21.75
$26.81 – $29.50	57	6.35	27.40	37	27.23

	3,300	6.21	14.56	1,995	15.09

See Note 7, Shareholders’ Equity, for information on grants and forfeitures of restricted shares during 2004, 2003 and 2002.

(9) Income Taxes

Income tax expense was calculated based upon the following components of income from continuing operations before income tax:

	2004	2003	2002
Pretax income (loss):
United States	$(10,365)	$(52,456)	$47,288
Outside the United States	100,897	75,491	(1,605)

Total pretax income	$90,532	$23,035	$45,683

The components of income tax expense are as follows:

Current:
Federal	$(2,827)	$(8,817)	$10,484
Foreign	30,300	25,697	895
State	174	206	204

Total current	27,647	17,086	11,583
Deferred:
Federal	8,522	2,165	6,666
Foreign	1,106	(9,356)	(2,374)
State	(2,903)	(2,342)	571

Total deferred	6,725	(9,533)	4,863

Income tax expense	$34,372	$7,553	$16,446

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign Sales Corporation/Extraterritorial Income Exclusion benefit	(0.2)	(1.5)	(0.6)
Non U.S. permanent items	1.7	7.0	(0.5)
Foreign statutory rate vs. U.S. statutory rate	(0.9)	6.6	0.4
State income taxes and other	(3.3)	(6.0)	1.5
R&D credit, current and prior years	(0.6)	(7.2)	—
Nondeductible interest expense	1.2	5.7	—
Adjustment of prior year taxes	3.0	(7.5)	(0.5)
Valuation allowance	2.0	—	—
Other	0.1	0.7	0.7

	38.0%	32.8%	36.0%

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	September 30,
	2004	2003
Current deferred tax assets:
Employee benefits	$3,331	$6,895
Restructuring and related asset impairments	2,010	911
Inventories and receivables	7,300	7,917
Marketing and promotional accruals	1,208	185
Net operating loss carry forwards	8,337	4,432
Other	252	6,873
Valuation allowance	(178)	(201)

Total current deferred tax assets	22,260	27,012
Current deferred tax liabilities:
Property, plant and equipment held for sale	(2,650)	(3,896)
Inventory	(347)	(4,597)
Other	(30)	(18)

Total current deferred tax liabilities	(3,027)	(8,511)

Net current deferred tax assets	$19,233	$18,501

Noncurrent deferred tax assets:
Employee benefits	$9,943	$9,724
Net operating loss and credit carry forwards	66,803	13,233
Property, plant and equipment	—	2,170
Marketing and promotional accruals	1,660	—
Other	4,550	9,752
Valuation allowance	(11,304)	(3,843)

Total noncurrent deferred tax assets	71,652	31,036
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(13,763)	(9,458)
Currency hedges	(9,111)	—
Intangibles	(55,423)	(11,123)
Other	(627)	(2,113)

Total noncurrent deferred tax liabilities	(78,924)	(22,694)

Net noncurrent deferred tax (liabilities) assets	$(7,272)	$8,342

Net current and noncurrent deferred tax assets	$11,961	$26,843

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Undistributed earnings of the Company’s foreign operations amounting to approximately $129,245 and $79,827 at September 30, 2004 and 2003, respectively, are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2004 and 2003.

The Company, as of September 30, 2004, has U.S. federal and state net operating loss carryforwards of approximately $103,525 and $143,038, respectively, which will expire between 2009 and 2024. Annual limitations apply to a portion of these net operating loss carryforwards. The Company has foreign net operating loss carryforwards of approximately $75,840 which will expire between 2005 and 2013. At September 30, 2004, the Company has recorded a deferred tax asset for the benefit of these losses.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2004, the Company’s valuation allowance, established for the tax benefit of U.S. domestic and foreign net operating loss carryforwards that may not be realized, totaled $11,842. Changes in the allowance during 2004 were primarily due to the inclusion of $9,449 related to the tax benefit of acquired net operating loss carryforwards of Microlite and Remington which, if subsequently realized, will reduce goodwill or other noncurrent intangible assets of the acquired entity. In addition, the valuation allowance was reduced by $3,678 as tax benefits of acquired Remington net operating loss carryforwards were realized and allocated to reduce goodwill.

During 2004, the Company recognized a deferred tax liability of $17,000 which was established for the difference in the book basis and tax basis of the VARTA trade name. The establishment of this liability increased the value of goodwill associated with the VARTA acquisition.

(10) Discontinued Operations

The Company has reflected Remington’s United States and United Kingdom Service Centers as discontinued operations. The Company discontinued operations at these Service Centers during 2004 as part of the Remington integration initiatives. See Note 15, Restructuring and Related Charges, for additional discussion of Remington integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the year ended September 30, 2004:

2004
Net sales	$21,470

Loss from discontinued operations before income taxes	$778
Provision for income tax benefits	(398)

Loss from discontinued operations, net of tax	$380

Depreciation expense associated with discontinued operations	$263

(11) Employee Benefit Plans

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries. Plans generally provide benefits of stated amounts for each year of service. The Company’s practice is to fund pension costs at amounts within the acceptable ranges established by the Employee Retirement Income Security Act of 1974, as amended.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

government-sponsored plans, which are not significant in the aggregate and therefore are not included in the information presented below.

The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferral amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death. The Company established a rabbi trust to fund these agreements.

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

	Pension and Deferred Compensation Benefits		Other Benefits
	2004	2003	2004	2003
Change in benefit obligation
Benefit obligation, beginning of year	$77,623	$23,754	$3,042	$3,076
Liabilities assumed with acquisitions	—	40,719	—	—
Service cost	1,733	1,537	269	285
Interest cost	3,973	3,599	175	207
Other events	190	—	—	—
Actuarial (gain) loss	(1,096)	4,729	(128)	28
Gain on curtailment	(110)	—	—	(385)
Benefits paid	(4,154)	(2,547)	(256)	(169)
Foreign currency exchange rate changes	3,287	5,832	—	—

Benefit obligation, end of year	$81,446	$77,623	$3,102	$3,042

Change in plan assets
Fair value of plan assets, beginning of year	$32,105	$11,494	$—	$—
Assets acquired with acquisitions	—	14,755	—	—
Actual return on plan assets	3,204	1,404	—	—
Employer contributions	2,646	4,399	256	169
Employee contributions	255	41	—	—
Benefits paid	(2,769)	(1,650)	(256)	(169)
Plan expenses paid	(59)	(77)	—	—
Foreign currency exchange rate changes	1,216	1,739	—	—

Fair value of plan assets, end of year	$36,598	$32,105	$—	$—

Funded status	$(44,848)	$(45,518)	$(3,102)	$(3,042)
Unrecognized net transition obligation	78	121	218	246
Unrecognized prior service cost	1,991	2,281	—	—
Unrecognized net actuarial loss (gain)	14,136	12,526	(261)	(133)
Adjustment for minimum liability	(16,209)	(14,942)	—	—

Accrued benefit cost	$(44,852)	$(45,532)	$(3,145)	$(2,929)

Weighted-average assumptions:
Discount rate	5.25%-6.25%	5.0%-6.0%	6.25%	6.0%
Expected return on plan assets	4.0%-8.5%	4.0%-8.5%	N/A	N/A
Rate of compensation increase	0%-4.5%	0%-4.5%	N/A	N/A

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost
Service cost	$1,733	$1,537	$693	$269	$285	$299
Interest cost	3,973	3,599	1,512	175	207	188
Actual return on assets	(3,204)	(1,404)	1,279	—	—	—
Amortization of prior service cost	404	374	315	28	—	—
(Gain) loss on curtailments	(110)	628	—	—	(354)	—
Recognized net actuarial loss (gain)	1,813	(375)	(2,433)	—	32	32

Net periodic benefit cost	$4,609	$4,359	$1,366	$472	$170	$519

Pension plan assets and obligations are measured at June 30 each year for the Company’s domestic plans and September 30 each year for our foreign plans. The contributions to the pension plans between July 1 and September 30 were $255 in 2004 and $0 in 2003. All of the Company’s plans individually have accrued benefit costs.

Pension assets of the North American and the United Kingdom plans represent approximately 77 percent of pension plan assets. Below is a summary of pension plan asset allocations of those assets along with expected long-term rates of return as of the measurement date by asset category.

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return
	Target	Actual
Asset Category	2005	2004	2003
Equity Securities	48%	49%	41%	10.0%
Fixed Income Securities	21	20	16	4.5
Other	31	31	43	6.5

Total	100%	100%	100%	7.8%

We have established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a fiscal 2004 review of such rates. The plan assets currently do not include holdings of Rayovac common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of insurance policies in which all pension assets in the United Kingdom are invested.

The Company expects to contribute approximately $1,200 to its North America and United Kingdom pension plans in 2005. The Company’s expected future pension benefit payments for fiscal 2005 – fiscal 2014 are as follows:

2005	$1,058
2006	1,109
2007	1,147
2008	1,205
2009	1,302
2010 to 2014	7,390

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has recorded an additional minimum pension liability of $16,209 and $14,942 at September 30, 2004 and 2003, respectively, to recognize the underfunded position of its benefit plans. An intangible asset of $2,288 and $2,405 at September 30, 2004 and 2003, respectively, equal to the unrecognized prior service cost and net transition obligation of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost, net of tax, $9,961 and $7,679 at September 30, 2004 and 2003, respectively, has been recorded as a component of Accumulated other comprehensive income (loss).

The Company sponsors a supplemental executive retirement plan for eligible employees. Each October 1, the account of each participant is credited by an amount equal to 15% of the participant’s salary. In addition, each quarter each account is credited by an amount equal to 2% of the participant’s account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of the Company. As of September 30, 2004 and 2003, the Company had recorded an obligation of $2,649 and $1,812, respectively, related to the plan.

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for 2004, 2003 and 2002 were $1,896, $1,729, and 1,804, respectively.

For measurement purposes, annual rates of increase of 10.0% in the per capita costs of covered health care benefits were assumed for 2004, 2003 and 2002, gradually decreasing to 4.0% for 2004 and 5.25% for 2003 and 2002. The health care cost trend rate assumption has a moderate effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2004 by $180 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2004 by $45. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2004 by $165 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2004, by $40.

(12) Segment Information

The Company manages operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/Rest of World (“Europe/ROW”) includes the United Kingdom, continental Europe, China, Australia and all other countries in which the Company does business.

The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, other specialty batteries and lighting products throughout the world. These product lines are sold in all geographic areas. In addition, electric shaving and grooming products and personal care products are sold in the North America and Europe/ROW geographies.

Net sales and Cost of goods sold to other segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the geographic area from which the product is shipped.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The reportable segment profits do not include interest expense, interest income, and income tax expense. Also not included in the reportable segments are corporate expenses including corporate purchasing expense, general and administrative expense, certain research and development expense, and restructuring and related charges. All depreciation and amortization included in operating income is related to reportable segments or corporate. Costs are identified to reportable segments or corporate, according to the function of each cost center.

The reportable segment assets do not include cash, deferred tax benefits, investments, long-term intercompany receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

Net sales to external customers

	2004	2003	2002
North America	$653,963	$375,571	$435,600
Europe/ROW	617,967	421,529	52,459
Latin America	145,256	125,022	84,677

Total segments	$1,417,186	$922,122	$572,736

Intersegment net sales

	2004	2003	2002
North America	$77,835	$32,298	$34,069
Europe/ROW	15,713	29,571	2,504
Latin America	227	54	5,556

Total segments	$93,775	$61,923	$42,129

Depreciation and amortization

	2004	2003	2002
North America	$15,194	$15,464	$15,407
Europe/ROW	16,243	13,531	715
Latin America	3,855	2,576	2,879

Total segments	$35,292	$31,571	$19,001

Segment profit

	2004	2003	2002
North America	$130,749	$64,797	$85,490
Europe/ROW	96,202	53,842	5,087
Latin America	11,717	17,661	5,330

Total segments	238,668	136,300	95,907
Corporate expenses	71,005	44,106	31,676
Restructuring and related charges	11,443	32,552	1,210
Interest expense	65,702	37,182	16,048
Non-operating expense	—	3,072	—
Other expense (income), net	64	(3,647)	1,290
Minority interest	(78)	—	—

Income from continuing operations before income taxes	$90,532	$23,035	$45,683

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Segment total assets

	September 30,
	2004	2003	2002
North America	$645,396	$625,463	$256,446
Europe/ROW	599,158	537,400	31,356
Latin America	295,926	203,909	191,002

Total segments	1,540,480	1,366,772	478,804
Corporate	95,489	178,515	42,086

Total assets at year end	$1,635,969	$1,545,287	$520,890

Segment long-lived assets

	September 30,
	2004	2003	2002
North America	$389,339	$391,221	$96,766
Europe/ROW	336,130	303,528	6,008
Latin America	204,447	137,092	135,822

Total segments	929,916	831,841	238,596
Corporate	55,541	46,631	22,972

Long-lived assets at year end	$985,457	$878,472	$261,568

Capital expenditures for segment assets

	2004	2003	2002
North America	$14,607	$14,607	$13,158
Europe/ROW	9,142	9,494	969
Latin America	3,143	2,024	1,514

Total segments	$26,892	$26,125	$15,641

Product line net sales

	2004	2003	2002
Alkaline	$527,178	$454,911	$295,719
Zinc carbon	161,787	152,504	96,506
Rechargeables, chargers and other	158,592	144,303	47,103
Hearing aid batteries	91,556	80,602	67,604
Lighting products	90,074	89,802	65,804
Electric shaving and grooming	271,726	—	—
Personal care	116,273	—	—

Total revenues from external customers	$1,417,186	$922,122	$572,736

(13) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,300, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes legal proceedings with Philips in Europe with respect to trademark or other intellectual property rights, patent infringement claims by the Gillette Company and its subsidiary Braun Gmbh, and a lawsuit alleging misleading advertising filed by Norelco Consumer Products Company against the Company’s subsidiary, Remington Products Company, L.L.C. In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, liquidity or cash flow of the Company.

The shareholder lawsuits filed against the Company were settled in April 2004, and the impact of such settlement is included in results of operations for the year ended September 30, 2004. The net settlement was approximately $4,000, which was largely covered by insurance, was paid in 2004. The suit filed against the Company by Eveready Battery Company was settled in December 2002, and the impact of such settlement is included in results of operations for the year ended September 30, 2003. The net settlement was approximately $1,500.

Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2005	$15,270
2006	14,090
2007	11,524
2008	10,143
2009	8,924
Thereafter	39,192

Total minimum lease payments	$99,143

All of the leases expire during the years 2005 through 2018. Total rental expenses were $16,344, $12,315 and $7,341 for 2004, 2003 and 2002, respectively.

(14) Related Party Transactions

The Company has notes receivable from officers/shareholders in the amount of $3,605 at September 30, 2004 and 2003. Interest is payable at 3.65% and 3.50% at September 20, 2004 and 2003, respectively. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders’ equity.

The Company’s previous employment agreement with its Chief Executive Officer (“CEO”), granted him the right to purchase his Rayovac-owned home for one dollar. In April 2004, the CEO waived such right in exchange for the Company paying him the fair market value of the property, $993, plus an amount equal to 50% of leasehold improvements to the property of $38.

The Company and Thomas H. Lee Company (THL Co.) were parties to a Management Agreement pursuant to which the Company engaged THL Co. to provide consulting and management advisory services for an initial period of five years through September 2001. The agreement was renewed for another year through 2002. The agreement was not renewed upon expiration in September 2002. The Company paid THL Co. aggregate fees and expenses of $364 for 2002.

(15) Restructuring and Related Charges

The Company reports restructuring and related charges relating to manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented. Restructuring and related charges are not reflected in the segment disclosures included in Note 12, Segment Information.

Restructuring and Related Charges Summary

	2004	2003	2002
Cost of goods sold:
North America	$(800)	$12,500	$—
Europe/ROW	—	2,300	—
Latin America	—	6,300	1,200

Total restructuring and related charges in cost of goods sold	(800)	21,100	1,200

Operating expense:
North America	9,600	7,700	—
Europe/ROW	2,600	2,300	—
Latin America	—	1,500	—

Total restructuring and related charges in operating expense	12,200	11,500	—

Total restructuring and related charges	$11,400	$32,600	$1,200

2004 Restructuring and Related Charges

On January 13, 2004, the Company committed to and announced a series of initiatives to position itself for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. These initiatives include: integrating all of Remington’s North America administrative services, marketing, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; moving Remington’s Bridgeport, Connecticut manufacturing operations to the Company’s Portage, Wisconsin manufacturing location; creation of a global product development group in the Company’s technology center in Madison, Wisconsin; closing Remington’s Service Centers in the United States and the United Kingdom; consolidating distribution centers; and moving the Company’s corporate headquarters to Atlanta, Georgia. The Company also announced the integration of its sales and marketing organizations throughout continental Europe.

During 2004, Cost of goods sold include restructuring and related charges of approximately $800 of income related to changes in estimate of approximately $1,100 for the reduction of previously established inventory obsolescence estimates associated with 2003 restructuring initiatives, offset by charges of approximately $300 related to North American inventory impairments associated with the combination of Remington Rayovac distribution facilities.

During 2004, operating expenses include restructuring and related charges of approximately $12,200 related to: (i) North America restructuring initiatives primarily related to termination benefits of approximately $4,900 associated with Remington integration initiatives, (ii) approximately $300 associated with the combination of Remington and Rayovac distribution facilities, (iii) pre-acquisition executive compensation agreements with certain Remington employees of approximately $2,000, (iv) Europe/ROW fixed asset impairments and termination benefits of approximately $3,300 associated with Remington integration initiatives, (v) relocation and recruiting expenses of approximately $3,000 primarily associated with the move to the Company’s new

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

corporate headquarters and the integration of the Remington business, (vi) changes in estimates associated with fiscal 2003 restructuring initiatives in North America and Europe of approximately $1,300 reflecting lower termination benefits and lower distributor termination costs than initially estimated.

2004 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$7,000	$1,400	$8,400
Expense as incurred	1,400	4,000	5,400
Cash expenditures	(6,400)	(3,100)	(9,500)
Non cash charges	—	(800)	(800)

Accrual Balance at September 30, 2004	$2,000	$1,500	$3,500

2003 Restructuring and Related Charges

During 2003, Cost of goods sold include restructuring and related charges of approximately $21,100 related to: (i) the closure in October 2002 of the Company’s Mexico City, Mexico plant and integration of production into the Company’s Guatemala City, Guatemala manufacturing location, resulting in charges of approximately $6,200, including termination payments of approximately $1,400, fixed asset and inventory impairments of approximately $4,300, and other shutdown related expenses of approximately $500, (ii) the closure of operations at the Company’s Madison, Wisconsin packaging facility and combination with the Company’s Middleton, Wisconsin distribution center into a new leased complex in Dixon, Illinois resulting in charges of approximately $12,400, including termination costs of approximately $2,400 and non cash pension curtailment costs of approximately $700, fixed asset and inventory impairments of approximately $6,900, and relocation expenses and other shutdown related expenses of approximately $2,400, (iii) a series of restructuring initiatives impacting the Company’s manufacturing functions in Europe, North America, and Latin America resulting in charges of approximately $2,800, including termination benefits of approximately $1,800 and inventory and asset impairments of approximately $1,000, and (iv) a reduction of approximately $300 related to a revision of 2001 restructuring initiative estimates for the anticipated costs to close its Wonewoc, Wisconsin facility.

During 2003, Operating expenses include restructuring and related charges of approximately $11,500 related to: (i) the closure of operations at the Company’s Middleton, Wisconsin distribution center and combination with the Company’s Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $1,400, including termination costs of approximately $300, fixed asset impairments of approximately $300, and relocation expenses and other shutdown related expenses of approximately $800, and (ii) a series of restructuring initiatives impacting the Company’s sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $10,100, including termination costs of approximately $7,100, distributor termination costs of approximately $900, research and development contract termination costs of approximately $500, fixed asset impairments of $300, and legal and other expenses of approximately $1,300.

The move to the new combined distribution and packaging facility was completed in the third quarter of 2003 and the closure of the Madison, Wisconsin and Middleton, Wisconsin facilities occurred in the fourth quarter of 2003. The sales, marketing, operations and administrative restructuring initiatives were completed during the fourth quarter of 2003.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has reflected the carrying value of its Mexico City, Mexico manufacturing plant and the Company’s Madison, Wisconsin packaging facility as assets held for sale. In November 2004, the Company completed the sale of its Mexico City, Mexico manufacturing plant. The value of these facilities at September 30, 2004 is approximately $8,300 and is included in Prepaid expenses and other in the Consolidated Balance Sheets.

All activities associated with the 2003 restructuring activities have been completed, and the remaining cash payments and the disposition of impaired assets are substantially complete at September 30, 2004.

2003 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Expense accrued	$9,800	$15,600	$25,400
Expense as incurred	3,200	4,300	7,500
Cash expenditures	(9,800)	(4,500)	(14,300)
Non cash charges	—	(9,400)	(9,400)

Balance September 30, 2003	$3,200	$6,000	$9,200

Change in estimate	(700)	(1,700)	(2,400)
Cash expenditures	(2,200)	(1,200)	(3,400)
Non cash charges	—	(3,000)	(3,000)

Accrual Balance at September 30, 2004	$300	$100	$400

2002 Restructuring and Related Charges

During 2002, Cost of goods sold include restructuring and related charges of approximately $1,200 related to: (i) the closure of the Company’s Santo Domingo, Dominican Republic plant and transfer of production to the Company’s Guatemala City, Guatemala manufacturing facility, and (ii) outsourcing a portion of the Company’s zinc carbon battery production previously manufactured at its Mexico City, Mexico manufacturing facility. The amount recorded includes approximately $1,200 of employee termination benefits for approximately 115 manufacturing employees, approximately $900 of charges from the abandonment of equipment and inventory, net of a change in estimate of approximately $400 associated with the closing of the manufacturing facility, and approximately $300 of other expenses. The change in estimate reflected the Company’s ability to utilize more inventory and manufacturing equipment at the Company’s Guatemala City, Guatemala manufacturing location than the Company originally anticipated. All activities associated with the 2002 restructuring activities have been completed. During 2002, the Company also recognized the benefit of changes in estimates of $1,200 associated with the completion of 2001 initiatives.

(16) Acquisitions

On May 28, 2004, the Company completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite, a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. of Brazil. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers distribution centers located throughout Brazil. Microlite manufactures and sells both alkaline and zinc carbon batteries as well as battery-operated lighting products. Microlite has operated as an independent company since 1982. The acquisition of Microlite consolidates the Company’s rights to the Rayovac brand name in Latin America.

The results of Microlite’s operations since the acquisition are included in the Company’s Consolidated Statement of Operations for the year ended September 30, 2004. The financial results of the Microlite acquisition are reported as part of the Latin America segment. Microlite contributed $12,800 in net sales, and recorded an operating loss of $1,400 in the current year.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The total cash paid for Microlite was approximately $30,000, which includes approximately $21,100 in purchase price, acquisition related expenditures of approximately $1,900, plus approximately $8,000 of assumed debt. Cash acquired and included in current assets below totaled approximately $200. Prepaid contingent consideration totaling $7,000 (recorded in Prepaid expenses and other in the Consolidated Balance Sheet as of September 30, 2004) is included in the $30,000 cash paid. This consideration will be earned by the seller, Tabriza, upon the attainment by Microlite of certain earnings targets to be achieved through June 30, 2005. The Company is currently finalizing the purchase price allocation, which may impact the Company’s estimates of the net assets acquired in the transaction.

As of May 28, 2004
Current assets	$15,000
Property, plant, and equipment	18,000
Intangible assets	—
Goodwill	43,000
Other assets	4,000

Total assets acquired	80,000
Current liabilities	10,000
Short-term debt	8,000
Long-term liabilities	32,000

Total liabilities assumed	50,000

Net assets acquired	$30,000
Less: Cash acquired	(200)

Payments for acquisitions	$29,800

Of the $43,000 of goodwill, a portion is expected to be deductible for tax purposes. The amount deductible is not available at the time of these filings and will be available upon the completion of a third-party valuation.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian (excise) tax on Manufactured Products “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, the legality and constitutionality of the IPI “presumed” credits is currently being revisited by the Brazilian Federal Supreme Court and a final and definitive ruling is expected by early 2005.

The Company has fully provided for all IPI taxes that may be due in the event of an adverse ruling by the Brazilian Federal Supreme Court. At September 30, 2004, these amounts totaled $26,164 and are included in Other liabilities in the Consolidated Balance Sheets.

On March 31, 2004, the Company acquired an 85 percent equity interest in Ningbo. The remaining 15 percent equity interest will continue to be held by Ningbo Baowang Investment Company and the founder/general manager of Ningbo. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM, and private label customers.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The results of Ningbo’s operations since the acquisition are included in the Company’s Consolidated Statement of Operations for the year ended September 30, 2004. The financial results of the Ningbo acquisition are reported as part of Europe/ROW segment. Ningbo contributed $8,400 in net sales and recorded an operating loss of $400 in the current year.

The total purchase price for Ningbo was approximately $17,000 in cash, which includes acquisition related expenditures of approximately $600, plus approximately $14,000 of assumed debt. Cash acquired and included in current assets below totaled approximately $5,500. The Company is currently finalizing the purchase price allocation, which may impact the Company’s estimates of the net assets acquired in the transaction.

As of March 31, 2004
Current assets	$20,000
Property, plant, and equipment	12,000
Goodwill	8,000
Other assets	—

Total assets acquired	40,000
Current liabilities	9,000
Total debt	14,000

Total liabilities assumed	23,000

Net assets acquired	$17,000
Less: Cash acquired	(5,500)

Payments for acquisitions	$11,500

None of the goodwill is expected to be deductible for tax purposes.

On September 30, 2003, the Company acquired all of the equity interests of Remington Products Company, L.L.C. Remington is a leading consumer products company focusing on the development and marketing of personal care products. Remington designs and distributes electric shavers and accessories, grooming products, hair care appliances and other small electrical consumer products.

The cash purchase price was approximately $174,000, which includes approximately $9,000 of acquisition related expenditures, and the Company assumed Remington’s debt of approximately $180,400. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

As of September 30, 2003
Current assets	$167,000
Property, plant, and equipment	6,700
Intangible assets	160,000
Goodwill	129,000
Other assets	8,100

Total assets acquired	470,800
Current liabilities	111,900
Long-term liabilities	184,900

Total liabilities assumed	296,800

Net assets acquired	$174,000
Less: Cash acquired	(15,900)

Payments for acquisitions	$158,100

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Of the $129,000 of goodwill, approximately $65,000 is deductible for tax purposes. Of the $160,000 of acquired intangible assets, $159,000 was assigned to registered trade names which are not subject to amortization.

On October 1, 2002, the Company acquired substantially all of the consumer battery business of VARTA AG. The acquisition consisted of the purchase of all of VARTA AG’s consumer battery subsidiaries and business outside of Germany, excluding Brazil, and a controlling ownership and management interest in a new joint venture entity that will operate the VARTA AG consumer battery business in Germany. The residual interest in the joint venture is held by VARTA AG.

The aggregate cash purchase price was approximately $275,300, which includes approximately $7,600 of acquisition related expenditures. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

As of October 1, 2002
Current assets	$168,000
Property, plant, and equipment	52,400
Intangible assets	140,200
Goodwill	75,100
Other assets	2,700

Total assets acquired	438,400
Current liabilities	90,700
Long-term liabilities	72,400

Total liabilities assumed	163,100

Net assets acquired	$275,300
Less: Cash acquired	(13,000)

Payments for acquisitions	$262,300

Of the $140,200 of acquired intangible assets, approximately $128,600 was assigned to registered trade names which are not subject to amortization. The remaining acquired intangible assets of approximately $11,600 have a weighted-average useful life of approximately 18 years. The intangibles comprising the $11,600 of amortizable intangible assets include a manufacturing technology asset of approximately $9,900 (nineteen-year weighted-average useful life) and a customer list intangible asset of approximately $1,700 (ten-year average useful life). The goodwill of approximately $75,100 was assigned to the North America, Latin America, and Europe/ROW segments in the amounts of approximately $1,400, $11,200, and $62,500, respectively. Of the $75,100 of goodwill, none is expected to be deductible for tax purposes.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Supplemental Pro Forma information (unaudited): The following reflects the Company’s pro forma results as if the results of the Remington and Microlite businesses had been included for all periods beginning after September 30, 2002. The results of Ningbo are not included in the pro forma results as they are not significant. The Microlite pro forma adjustments for 2003 reflect the results of operations and related pro forma adjustments for the year ended September 30, 2003. The Remington pro forma adjustments for 2003 reflect the results of operations and related pro forma adjustments for the year ended June 30, 2003.

	2004	2003
Net sales
Reported net sales	$1,417,186	$922,122
Microlite pro forma adjustments	37,618	51,921
Remington pro forma adjustments	—	360,259

Pro forma net sales	$1,454,804	$1,334,302

Income from continuing operations
Reported income from continuing operations	$56,160	$15,482
Microlite pro forma adjustments	(7,223)	(7,087)
Remington pro forma adjustments	—	8,613

Pro forma income from continuing operations	$48,937	$17,008

Basic Earnings Per Share
Reported income from continuing operations	$1.68	$0.49
Microlite pro forma adjustments	(0.22)	(0.23)
Remington pro forma adjustments	—	0.27

Pro forma income from continuing operations	$1.46	$0.53

Diluted Earnings Per Share
Reported income from continuing operations	$1.62	$0.48
Microlite pro forma adjustments	(0.21)	(0.22)
Remington pro forma adjustments	—	0.26

Pro forma income from continuing operations	$1.41	$0.52

Microlite’s pro forma adjustments to net income include certain charges not expected to recur. These charges include interest expense which will be reduced as a result of the Company’s recapitalization of assumed debt, and lowered interest rates and hedging costs as a result of the recapitalized debt and access to more efficient capital markets. In addition, the pro forma results include charges related to the establishment of valuation allowances for certain deferred tax assets prior to the acquisition.

RAYOVAC CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(17) Quarterly Results (unaudited)

	Quarter Ended
	September 30, 2004	June 27, 2004	March 28, 2004	December 28, 2003
Net sales	$376,889	$308,264	$278,023	$454,010
Gross profit	155,494	134,709	122,840	193,030
Net income	18,165	12,814	2,602	22,199
Basic net income per common share(A)	$0.53	$0.38	$0.08	$0.69
Diluted net income per common share(A)	$0.52	$0.36	$0.08	$0.67

	Quarter Ended
	September 30, 2003	June 29, 2003	March 30, 2003	December 29, 2002
Net sales	$251,960	$207,673	$202,267	$260,222
Gross profit	98,617	79,747	79,625	93,554
Net (loss) income	12,916	2,869	282	(585)
Basic net (loss) income per common share(A)	$0.40	$0.09	$0.01	$(0.02)
Diluted net (loss) income per common share(A)	$0.39	$0.09	$0.01	$(0.02)

(A)	Due to rounding and the method required by SFAS No. 128 to calculate per share data, the quarterly per share data does not total the full year per share data shown on the Consolidated Statements of Operations.

(18) Consolidating Financial Statements

In connection with the acquisition of Remington, the Company completed a debt offering of $350,000 of 8.5% Senior Subordinated Notes due in 2013. Payment obligations of the Senior Subordinated Notes were fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries, including ROV Holding, Inc. The foreign subsidiaries of the Company, which do not guarantee the payment obligations under the notes, are directly and wholly owned by ROV Holding, Inc., with the exception of Ningbo, which is 85% owned by the Company.

The following consolidating financial data illustrates the components of the consolidated financial statements. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

On March 29, 2004, Remington Products Company, L.L.C. (previously a guarantor subsidiary) merged with Rayovac Corporation (the parent company). As a result of the merger, the results of operations, cash flows, and balance sheet of Remington Products Company, L.L.C. are now included with Rayovac Corporation for fiscal 2004.

Consolidating Balance Sheet

September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,994	$53	$13,742	$—	$15,789
Receivables:
Trade accounts receivables, net of allowances	100,783	—	169,194	—	269,977
Other	(45,690)	201,370	99,434	(235,459)	19,655
Inventories	120,645	—	148,024	(3,943)	264,726
Deferred income taxes	8,611	7	8,859	1,756	19,233
Prepaid expenses and other	23,372	—	37,760	—	61,132

Total current assets	209,715	201,430	477,013	(237,646)	650,512
Property, plant and equipment, net	78,034	82	104,280	—	182,396
Deferred charges and other	70,864	—	3,363	(39,148)	35,079
Goodwill	139,454	—	181,123	—	320,577
Intangible assets, net	247,551	—	174,742	(187)	422,106
Debt issuance costs	25,299	—	—	—	25,299
Investments in subsidiaries	666,586	566,376	—	(1,232,962)	—

Total assets	$1,437,503	$767,888	$940,521	$(1,509,943)	$1,635,969

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$121,807	$—	$20,859	$(118,771)	$23,895
Accounts payable	131,610	90,812	122,048	(116,418)	228,052
Accrued liabilities:
Wages and benefits	15,547	—	24,591	—	40,138
Income taxes payable	4,959	—	16,713	—	21,672
Restructuring and related charges	7,267	—	1,238	—	8,505
Accrued interest	17,604	—	(1,302)	—	16,302
Other	14,894	—	45,200	—	60,094

Total current liabilities	313,688	90,812	229,347	(235,189)	398,658
Long-term debt, net of current maturities	782,867	—	62,280	(39,145)	806,002
Employee benefit obligations, net of current portion	30,297	—	38,949	—	69,246
Deferred income taxes	(13,356)	9,111	11,517	—	7,272
Other	2,196	—	35,172	—	37,368

Total liabilities	1,115,692	99,923	377,265	(274,334)	1,318,546
Minority interest in equity of consolidated subsidiary	1,379	1,379	1,379	(2,758)	1,379
Shareholders’ equity:
Common stock	642	1	378	(379)	642
Additional paid-in capital	224,844	434,032	432,657	(866,571)	224,962
Retained earnings	220,142	238,726	136,964	(375,349)	220,483
Accumulated other comprehensive income (loss)	15,468	(6,173)	(8,122)	9,448	10,621
Notes receivable from officers/ shareholders	(3,605)	—	—	—	(3,605)

	457,491	666,586	561,877	(1,232,851)	453,103
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(6,989)	—	—	—	(6,989)

Total shareholders’ equity	320,432	666,586	561,877	(1,232,851)	316,044

Total liabilities and shareholders’ equity	$1,437,503	$767,888	$940,521	$(1,509,943)	$1,635,969

Consolidating Statement of Operations

Year Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$661,832	$56,384	$809,006	$(110,036)	$1,417,186
Cost of goods sold	386,914	54,692	481,099	(110,811)	811,894
Restructuring and related charges	(891)	—	110	—	(781)

Gross profit	275,809	1,692	327,797	775	606,073
Operating expenses:
Selling	123,837	954	168,653	(326)	293,118
General and administrative	77,270	(16,429)	60,478	—	121,319
Research and development	20,332	—	2,860	—	23,192
Restructuring and related charges	9,621	—	2,603	—	12,224

	231,060	(15,475)	234,594	(326)	449,853

Operating income	44,749	17,167	93,203	1,101	156,220

Interest expense	62,411	—	3,291	—	65,702
Equity income	(89,152)	(70,589)	—	159,741	—
Other expense (income), net	11,986	(2,118)	(9,804)	—	64
Minority interest	—	—	(78)	—	(78)

Income from continuing operations before income taxes	59,504	89,874	99,794	(158,640)	90,532
Income tax expense	3,369	722	29,862	419	34,372

Income from continuing operations	56,135	89,152	69,932	(159,059)	56,160
Loss (gain) from discontinued operations, net of tax	1,037	—	(657)	—	380

Net income	$55,098	$89,152	$70,589	$(159,059)	$55,780

Consolidating Statement of Cash Flows

Year Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$14,500	$2,881	$88,785	$(1,308)	$104,858
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,607)	—	(12,285)	—	(26,892)
Proceeds from sale of property, plant, and equipment	30	—	—	—	30
Intercompany investments	(56,325)	(56,225)	56,225	56,325	—
Payments for acquisitions, net of cash acquired	(3,430)	—	(38,284)	—	(41,714)

Net cash used by investing activities	(74,332)	(56,225)	5,656	56,325	(68,576)
Cash flows from financing activities:
Reduction of debt	(380,341)	—	(11,507)	—	(391,848)
Proceeds from debt financing	241,500	—	—	—	241,500
Debt issuance costs	(1,350)	—	—	—	(1,350)
Payments of capital lease obligations	(110)	—	—	—	(110)
Proceeds from (advances related to) intercompany transactions	83,414	53,350	(80,439)	(56,325)	—
Proceeds from exercise of stock options	21,127	—	—	—	21,127

Net cash (used) provided by financing activities	(35,760)	53,350	(91,946)	(56,325)	(130,681)
Net used by discontinued operations	(336)	—	—	—	(336)
Effect of exchange rate changes on cash and cash equivalents	11,914	—	(10,472)	1,308	2,750

Net (decrease) increase in cash and cash equivalents	(84,014)	6	(7,977)	—	(91,985)
Cash and cash equivalents, beginning of period	86,008	47	21,719	—	107,774

Cash and cash equivalents, end of period	$1,994	$53	$13,742	$—	$15,789

Consolidating Balance Sheet

September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total

ASSETS
Current assets:
Cash and cash equivalents	$80,016	$6,039	$21,719	$—	$107,774
Receivables:
Trade accounts receivables, net of allowances	65,870	24,714	164,621	—	255,205
Other	91,302	130,583	50,097	(256,606)	15,376
Inventories	54,490	50,590	119,405	(5,231)	219,254
Deferred income taxes	8,197	9,986	(1,857)	2,175	18,501
Prepaid expenses and other	20,367	8,435	21,903	—	50,705

Total current assets	320,242	230,347	375,888	(259,662)	666,815
Property, plant and equipment, net	72,586	5,341	72,682	—	150,609
Deferred charges and other	72,639	1,092	212,631	(246,202)	40,160
Goodwill	19,115	271,950	107,315	—	398,380
Intangible assets, net	87,902	—	165,156	(188)	252,870
Deferred income taxes	7,628	(6,075)	6,789	—	8,342
Debt issuance costs	28,111	—	—	—	28,111
Investments in subsidiaries	660,730	434,984	—	(1,095,714)	—

Total assets	$1,268,953	$937,639	$940,461	$(1,601,766)	$1,545,287

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$45,209	$56,095	$9,780	$(38,232)	$72,852
Accounts payable	89,407	180,484	124,928	(222,187)	172,632
Accrued liabilities:
Wages and benefits	9,171	5,190	22,219	—	36,580
Income taxes payable	2,992	22	17,555	—	20,569
Restructuring and related charges	4,080	—	1,670	—	5,750
Accrued interest	3,309	2,270	(685)	—	4,894
Other	7,471	31,432	44,834	—	83,737

Total current liabilities	161,639	275,493	220,301	(260,419)	397,014
Long-term debt, net of current maturities	848,811	44	263,990	(242,305)	870,540
Employee benefit obligations, net of current portion	28,832	691	33,521	—	63,044
Other	7,953	681	4,053	—	12,687

Total liabilities	1,047,235	276,909	521,865	(502,724)	1,343,285
Shareholders’ equity:
Common stock	619	1	12,716	(12,716)	620
Additional paid-in capital	185,442	492,450	348,353	(840,684)	185,561
Retained earnings	161,163	165,735	68,017	(230,212)	164,703
Accumulated other comprehensive income (loss)	10,919	2,544	(10,490)	(15,430)	(12,457)
Notes receivable from officers/shareholders	(3,605)	—	—	—	(3,605)

	354,538	660,730	418,596	(1,099,042)	334,822
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(2,750)	—	—	—	(2,750)

Total shareholders’ equity	221,718	660,730	418,596	(1,099,042)	202,002

Total liabilities and shareholders’ equity	$1,268,953	$937,639	$940,461	$(1,601,766)	$1,545,287

Consolidating Statement of Operations

Year Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$364,348	$41,562	$592,366	$(76,154)	$922,122
Cost of goods sold	209,121	40,314	373,495	(73,416)	549,514
Restructuring and related charges	12,497	—	8,568	—	21,065

Gross profit	142,730	1,248	210,303	(2,738)	351,543
Operating expenses:
Selling	70,205	818	114,506	(354)	185,175
General and administrative	51,077	(10,550)	40,348	—	80,875
Research and development	12,096	—	2,268	—	14,364
Restructuring and related charges	7,693	—	3,794	—	11,487

	141,071	(9,732)	160,916	(354)	291,901

Operating income	1,659	10,980	49,387	(2,384)	59,642

Interest expense	34,780	—	15,284	(12,882)	37,182
Equity income	(57,423)	(61,090)	—	118,513	—
Non-operating expense	3,072	—	—	—	3,072
Other expense (income), net	28,236	(1,244)	(43,771)	13,132	(3,647)

(Loss) income before income taxes	(7,006)	73,314	77,874	(121,147)	23,035
Income tax (benefit) expense	(22,236)	15,891	16,784	(2,886)	7,553

Net income	$15,230	$57,423	$61,090	$(118,261)	$15,482

Consolidating Statement of Cash Flows

Year Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$14,227	$—	$60,527	$1,453	$76,207
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,598)	—	(11,527)	—	(26,125)
Proceeds from sale of property, plant, and equipment	—	—	132	—	132
Payments for acquisitions, net of cash acquired	(444,231)	(237,853)	(239,945)	501,626	(420,403)

Net cash used by investing activities	(458,829)	(237,853)	(251,340)	501,626	(446,396)
Cash flows from financing activities:
Reduction of debt	(431,592)	(126,573)	(2,240)	—	(560,405)
Proceeds from debt financing	1,059,821	—	2,759	—	1,062,580
Debt issuance costs	(29,933)	—	—	—	(29,933)
Payments of capital lease obligations	(287)	—	(880)	—	(1,167)
(Advances related to) proceeds from intercompany transactions	(107,525)	370,419	238,732	(501,626)	—
Payments from officers/shareholders	600	—	—	—	600
Proceeds from exercise of stock options	176	—	—	—	176

Net cash provided by financing activities	491,260	243,846	238,371	(501,626)	471,851
Effect of exchange rate changes on cash and cash equivalents	29,840	—	(32,156)	(1,453)	(3,769)

Net increase in cash and cash equivalents	76,498	5,993	15,402	—	97,893
Cash and cash equivalents, beginning of period	3,518	46	6,317	—	9,881

Cash and cash equivalents, end of period	$80,016	$6,039	$21,719	$—	$107,774

Consolidating Statement of Operations

Year Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$424,199	$42,132	$160,926	$(54,521)	$572,736
Cost of goods sold	237,431	40,869	108,742	(52,895)	334,147
Restructuring and related charges	(1,063)	—	2,273	—	1,210

Gross profit	187,831	1,263	49,911	(1,626)	237,379
Operating expenses:
Selling	71,389	818	32,557	(390)	104,374
General and administrative	53,543	(11,328)	14,685	—	56,900
Research and development	13,084	—	—	—	13,084

	138,016	(10,510)	47,242	(390)	174,358

Operating income	49,815	11,773	2,669	(1,236)	63,021

Interest expense	15,390	—	2,216	(1,558)	16,048
Equity (income) loss	(10,697)	2,389	—	8,308	—
Other (income) expense, net	(2,180)	(469)	2,131	1,808	1,290

Income (loss) before income taxes	47,302	9,853	(1,678)	(9,794)	45,683
Income tax expense (benefit)	16,579	(844)	711	—	16,446

Net income (loss)	$30,723	$10,697	$(2,389)	$(9,794)	$29,237

Consolidating Statement of Cash Flows

Year Ended September 30, 2002

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$65,250	$—	$6,615	$(5,039)	$66,826
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,154)	—	(2,487)	—	(15,641)
Proceeds from sale of property, plant, and equipment	42	—	126	—	168

Net cash used by investing activities	(13,112)	—	(2,361)	—	(15,473)
Cash flows from financing activities:
Reduction of debt	(219,343)	—	(5,088)	—	(224,431)
Proceeds from debt financing	169,100	—	—	—	169,100
Issuance of stock and exercise of stock options	134	—	—	—	134
Other	(1,360)	—	(408)	251	(1,517)

Net cash used by financing activities	(51,469)	—	(5,496)	251	(56,714)
Effect of exchange rate changes on cash and cash equivalents	—	—	(904)	4,788	3,884

Net increase (decrease) in cash and cash equivalents	669	—	(2,146)	—	(1,477)
Cash and cash equivalents, beginning of period	2,849	46	8,463	—	11,358

Cash and cash equivalents, end of period	$3,518	$46	$6,317	$—	$9,881

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Rayovac Corporation:

Under date of November 12, 2004, we reported on the consolidated balance sheets of Rayovac Corporation and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2004, which are included in the 2004 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15(a)2. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Atlanta, Georgia

November 12, 2004

RAYOVAC CORPORATION AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2004, 2003 and 2002 (In thousands)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Related to Acquisitions Completed	Deductions	Balance at End of Period
September 30, 2004:
Accounts receivable allowances	$22,911	$18,906	$3,879	$22,625	$23,071
September 30, 2003:
Accounts receivable allowances	$3,293	$3,494	$18,982	$2,858	$22,911
September 30, 2002:
Accounts receivable allowances	$2,139	$14,869	$—	$13,715	$3,293

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYOVAC CORPORATION

/s/ DAVID A. JONES
David A. Jones Chairman of the Board and Chief Executive Officer

DATE: December 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title
/S/ DAVID A. JONES David A. Jones	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/S/ RANDALL J. STEWARD Randall J. Steward	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ ANTHONY L. GENITO Anthony L. Genito	Vice President Finance (Principal Accounting Officer)

/S/ KENT J. HUSSEY Kent J. Hussey	Chief Operating Officer and Director

/S/ JOHN D. BOWLIN John D. Bowlin	Director

/S/ WILLIAM P. CARMICHAEL William P. Carmichael	Director

/S/ NEIL P. DEFEO Neil P. DeFeo	Director

/S/ JOHN S. LUPO John S. Lupo	Director

/S/ THOMAS R. SHEPHERD Thomas R. Shepherd	Director

/S/ BARBARA S. THOMAS Barbara S. Thomas	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participaçoes Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated May 28, 2004) filed June 14, 2004.

Exhibit 3.1	Amended and Restated Articles of Incorporation of Rayovac Corporation (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, File No. 333-17895) filed December 23, 1997.

Exhibit 3.2	Amended and Restated By-laws of Rayovac Corporation, as amended through July 24, 2002 (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 4.1	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.

Exhibit 4.2	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.

Exhibit 10.1	Amended and Restated Employment Agreement, effective as of October 1, 2004, by and between the Company and David A. Jones.

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kent J. Hussey (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 10.4	Amended and Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Lester C. Lee (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13615) filed May 12, 2004.

Exhibit 10.5	Registered Director’s Agreement, effective as of October 1, 2002, by and between ROV German Holding GmbH and Remy Burel (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 10.6	Building Lease between the Company and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987 (filed by incorporation by reference to the Registration Statement on form S-1, File No. 333-17895) filed December 13, 1996.

Exhibit 10.7	Amendment, dated December 31, 1998, between the Company and SPG Partners, to the Building Lease, between the Company and SPG Partners, dated May 14, 1985 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, File No. 001-13615) filed February 17, 1999.

Exhibit 10.8	Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.9	Addendum No. 2 to Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.
Exhibit 10.10	Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 333-17895, dated October 1, 2002) filed October 16, 2002.
Exhibit 10.11	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.
Exhibit 10.12	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.
Exhibit 10.13	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003), filed October 15, 2003.
Exhibit 10.14	Amendment No. 4 to Third Amended and Restated Credit Agreement dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13615) filed May 12, 2004.
Exhibit 10.15	Amendment No. 5, dated June 25, 2004, to Third Amended and Restated Credit Agreement dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, File No. 001-13615) filed August 11, 2004.
Exhibit 10.16	Joint Venture Agreement, dated July 28, 2002, by and among Rayovac Corporation, VARTA AG and ROV German Limited GmbH, as amended (filed by incorporation by reference to the Current Report on Form 8-K, File No 001-13615, dated October 1, 2002) filed October 16, 2002.

Exhibit 10.17	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, File No. 333-17895) filed May 5, 1998.

Exhibit 10.18	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, File No. 333-17895) filed August 13, 1997.

Exhibit 10.19	1997 Rayovac Incentive Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed October 31, 1997.

Exhibit 10.20	2004 Rayovac Incentive Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, File No. 001-13615) filed August 11, 2004.

Exhibit 10.21	Form of Award Agreements under 2004 Rayovac Incentive Plan.

Exhibit 10.22	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.23	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, File No. 001-13615) filed August 11, 2004.

Exhibit 10.24	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.25	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan.

Exhibit 18.1	Preferability Letter from KPMG, LLP, Independent Auditors.

Exhibit 21.1	Subsidiaries of the Registrant.

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.