Form 10-Q
period 2005-01-02
RAYOVAC CORP
filed 2005-02-11
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2005

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

(770) 829-6200

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 7, 2005, was 49,682,854.

RAYOVAC CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JANUARY 2, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

RAYOVAC CORPORATION

Condensed Consolidated Balance Sheets

January 2, 2005 and September 30, 2004

(Unaudited)

(Amounts in thousands, except per share figures)

	January 2, 2005	September 30, 2004
-ASSETS-
Current assets:
Cash and cash equivalents	$22,295	$15,789
Receivables, less allowances of $26,260 and $23,071, respectively	337,887	289,632
Inventories	230,881	264,726
Prepaid expenses and other	81,980	80,365

Total current assets	673,043	650,512
Property, plant and equipment, net	185,982	182,396
Goodwill	309,103	320,577
Intangible assets, net	461,909	422,106
Deferred charges and other	35,396	35,079
Debt issuance costs	24,336	25,299

Total assets	$1,689,769	$1,635,969

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$29,665	$23,895
Accounts payable	182,152	228,052
Accrued liabilities	168,958	146,711

Total current liabilities	380,775	398,658
Long-term debt, net of current maturities	808,710	806,002
Employee benefit obligations, net of current portion	74,065	69,246
Other	49,039	44,640

Total liabilities	1,312,589	1,318,546
Minority interest in equity of consolidated affiliates	1,349	1,379
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 65,033 and 64,219 shares, respectively; outstanding 35,458 and 34,683 shares, respectively	650	642
Additional paid-in capital	244,917	224,962
Retained earnings	248,412	220,483
Accumulated other comprehensive income	36,563	10,621
Notes receivable from officers/shareholders	(3,605)	(3,605)

	526,937	453,103
Less treasury stock, at cost, 29,575 and 29,536 shares, respectively	(131,063)	(130,070)
Less unearned restricted stock compensation	(20,043)	(6,989)

Total shareholders’ equity	375,831	316,044

Total liabilities and shareholders’ equity	$1,689,769	$1,635,969

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

RAYOVAC CORPORATION

Condensed Consolidated Statements of Operations

For the three month periods ended January 2, 2005 and December 28, 2003

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS
	2005	2004
Net sales	$490,769	$454,010
Cost of goods sold	292,412	260,980

Gross profit	198,357	193,030
Selling	100,321	101,443
General and administrative	30,665	36,513
Research and development	6,138	4,302
Restructuring and related charges	—	1,100

Total operating expenses	137,124	143,358
Operating income	61,233	49,672
Interest expense	16,955	17,351
Other income, net	(6)	(1,262)
Minority interest	(30)	—

Income from continuing operations before income taxes	44,314	33,583
Income tax expense	16,385	12,761

Income from continuing operations	27,929	20,822
Income from discontinued operations, net of tax expense of $530	—	1,377

Net income	$27,929	$22,199

Basic earnings per share:
Weighted average shares of common stock outstanding	34,229	32,168
Income from continuing operations	$0.82	$0.65
Income from discontinued operations	—	0.04

Net income	$0.82	$0.69

Diluted earnings per share:
Weighted average shares and equivalents outstanding	35,540	33,260
Income from continuing operations	$0.79	$0.63
Income from discontinued operations	—	0.04

Net income	$0.79	$0.67

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

RAYOVAC CORPORATION

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 2, 2005 and December 28, 2003

(Unaudited)

(Amounts in thousands)

	THREE MONTHS
	2005	2004
Cash flows from operating activities:
Net income	$27,929	$22,199
Non-cash adjustments to net income:
Discontinued operations	—	(1,377)
Depreciation	9,036	8,313
Amortization	243	216
Amortization of debt issuance costs	1,037	1,005
Other non-cash adjustments	8,487	(350)
Net changes in operating assets and liabilities, net of acquisitions and discontinued operations	(30,193)	17,320

Net cash provided by continuing operating activities	16,539	47,326
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(7,098)	(2,955)
Payment for acquisitions, net of cash acquired	—	(2,577)

Net cash used by investing activities	(7,098)	(5,532)
Cash flows from financing activities:
Reduction of debt	(104,923)	(204,170)
Proceeds from debt financing	96,739	76,500
Debt issuance costs	(74)	—
Proceeds from exercise of stock options	3,525	1,180
Other	—	733

Net cash used by financing activities	(4,733)	(125,757)
Net cash provided by discontinued operations	—	924
Effect of exchange rate changes on cash and cash equivalents	1,798	902

Net increase (decrease) in cash and cash equivalents	6,506	(82,137)
Cash and cash equivalents, beginning of period	15,789	107,774

Cash and cash equivalents, end of period	$22,295	$25,637

Supplemental Noncash Investing Activities
Sale of Mexican manufacturing facility:
Reduction in deferred proceeds	$9,440	$—
Reduction in assets held for sale	$7,874	$—

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by Rayovac Corporation (the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 2, 2005, and the results of operations and cash flows for the three month periods ended January 2, 2005 and December 28, 2003. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of September 30, 2004. Certain prior amounts have been reclassified to conform with the current presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the consolidated financial statements of Rayovac Corporation and its subsidiaries and are prepared in accordance with U.S. generally accepted accounting principles. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2005 and 2004 refer to the fiscal years ended September 30, 2005 and 2004, respectively.

The Company’s Condensed Consolidated Balance Sheets (Unaudited) as of January 2, 2005 and September 30, 2004 and Condensed Consolidated Statements of Operations (Unaudited) for the three month periods ended January 2, 2005 and December 28, 2003 give effect to the acquisition of Remington Products Company, L.L.C., (“Remington”), which occurred on September 30, 2003. In addition, the Company’s Condensed Balance Sheet (Unaudited) as of January 2, 2005 gives effect to the acquisitions of Ningbo Baowang Battery Company, Ltd. (“Ningbo”), which occurred on March 31, 2004, and Microlite S.A. (“Microlite”), which occurred on May 28, 2004. The Company’s Condensed Consolidated Statement of Operations (Unaudited) for the three months ended January 2, 2005 include the results of Ningbo and Microlite as of their respective acquisition dates. The Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three months ended December 28, 2003, include only the results attributable to Rayovac and its subsidiaries prior to the Ningbo and Microlite acquisitions. Consequently, all Condensed Consolidated Statements of Operations (Unaudited) footnote disclosures exclude the results of Ningbo and Microlite for the three months ended December 28, 2003. See footnote 10, “Acquisitions,” for additional information on the Ningbo and Microlite acquisitions.

Discontinued Operations: The Company has reflected Remington’s United States and United Kingdom Service Centers as discontinued operations. The Company discontinued operations at these Service Centers during 2004 as part of the Remington integration initiatives. See footnote 11, “Restructuring and Related Charges,” for additional discussion of Remington integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended December 28, 2003:

Three Months 2004
Net sales	$13,647
Income from discontinued operations before income taxes	$1,907
Provision for income tax expense	530

Income from discontinued operations, net of tax	$1,377

Depreciation expense associated with discontinued operations	$133

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Revenue Recognition: The Company recognizes revenue from product sales upon shipment to the customer which is the point at which all risks and rewards of ownership of the product is passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming and personal care products. The Company estimates and accrues the cost of these returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are generally treated as a reduction of Net sales.

The Company also enters into promotional arrangements targeted to the ultimate consumer. Such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement characterization of the Company’s promotional arrangements complies with the Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

The Company also enters into various contractual arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, to secure the right to distribute through such customers. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in Net sales and the corresponding asset is included in Deferred charges and other in the Condensed Consolidated Balance Sheets (Unaudited).

Shipping and Handling Costs: The Company incurred shipping and handling costs of $20,025 and $18,288 for the three months ended January 2, 2005 and December 28, 2003, respectively. These costs are included in Selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 28%

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

of its Net sales during the three month periods ended January 2, 2005 and December 28, 2003, respectively. This major customer also represented approximately 16% of its trade accounts receivable, net as of January 2, 2005 and September 30, 2004.

Approximately 56% of the Company’s sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock Based Compensation: The Company has stock option and other stock-based compensation plans, which are fully described in the Company’s consolidated financial statements and notes thereto as of September 30, 2004. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company’s results of operations, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock at the grant date.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation, as amended by SFAS Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure”. Accordingly, no compensation cost has been recognized in the results of operations for the stock option plans. Had compensation cost for stock options granted been determined based on the fair value at the grant date for such awards consistent with an alternative method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have reflected the pro forma amounts indicated below:

	Three Months
	2005	2004
Net income, as reported	$27,929	$22,199
Add: Stock-based compensation expense included in reported net income, net of tax	1,320	556
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,822)	(1,515)

Pro forma net income	$27,427	$21,240

Basic earnings per share:
As reported	$0.82	$0.69
Pro forma	$0.80	$0.66
Diluted earnings per share:
As reported	$0.79	$0.67
Pro forma	$0.77	$0.64

The effect of restricted stock and unexercised stock options of approximately 10 shares outstanding for the three months ended January 2, 2005 were excluded from the diluted EPS calculation, as their effect was anti-dilutive.

In December 2004, SFAS No. 123 (Revised 2004), “Share-Based Payment” was issued. SFAS No. 123(R) provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.

The Company is required to apply SFAS No. 123(R) in its fiscal 2005 fourth quarter ending September 30, 2005. Beginning in the fourth quarter of fiscal 2004, the Company ceased issuing stock options to employees. Restricted stock, the cost of which is currently required to be recognized as expense, is now issued to employees. As a result, the adoption of SFAS No. 123(R) is not expected to have a significant impact on the Company’s overall results of operations or financial position. The impact on earnings in the fiscal 2005 fourth quarter is expected to be approximately $416, net of tax, or $0.01 per diluted common share, and the impact on all of fiscal year 2006 is expected to be approximately $450, net of tax, or $0.01 per diluted common share.

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (loss) (“AOCI”) and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. Pretax derivative losses of $826 and $1,220 from such hedges were recorded as an adjustment to Interest expense during the three month periods ended January 2, 2005 and December 28, 2003, respectively. The pretax adjustment to interest expense for ineffectiveness from such hedges included in the amounts above, was a loss of $98 and a gain of $4 during the three month periods ended January 2, 2005 and December 28, 2003, respectively. At January 2, 2005 and September 30, 2004, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 3.974% for a notional principal amount of $70,000 through October 2005 and 3.799% for a notional principal amount of $100,000 through November 2005. The derivative net loss on these contracts recorded in AOCI at January 2, 2005 was $592, net of tax benefit of $347. The derivative net loss on these contracts recorded in AOCI at September 30, 2004 was $1,375, net of tax benefit of $843.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Consolidated Balance Sheet (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. Pretax derivative losses of $62 and pretax gains of $94 from such hedges were recorded as an adjustment to earnings in Other income, net during the three month periods ended January 2, 2005 and December 28, 2003, respectively. At January 2, 2005 and September 30, 2004, the Company had $1,273 and $480, respectively, of such foreign exchange derivative contracts outstanding. The pretax derivative adjustment to earnings for ineffectiveness from these contracts at January 2, 2005 and September 30, 2004 was immaterial.

The Company is exposed to risk from fluctuating prices for zinc used in the manufacturing process. The Company hedges a portion of this risk through the use of commodity swaps. The swaps are designated as cash

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The fair unrecognized changes in value of the swaps is reclassified from AOCI into earnings when the hedged purchase of zinc metal-based items also affects earnings. The swaps effectively fix the floating price on a specified quantity of zinc through a specified date. Pretax derivative gains of $206 and $232 were recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity during the three month periods ended January 2, 2005 and December 28, 2003, respectively. The hedges are highly effective, therefore, no ineffectiveness was recorded as an adjustment to Cost of goods sold for three month periods ended January 2, 2005 or December 28, 2003. At January 2, 2005 and September 30, 2004, the Company had a series of such swap contracts outstanding through October 2005 with a contract value of $11,848 and $15,234, respectively. The derivative net gain on these contracts recorded in AOCI at January 2, 2005 was $1,720, net of tax expense of $998. The derivative net gain on these contracts recorded in AOCI at September 30, 2004 was $1,109, net of tax expense of $655.

2 OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income for the three months ended January 2, 2005 and December 28, 2003 are as follows, net of tax:

	Three Months
	2005	2004
Net income	$27,929	$22,199
Other comprehensive income:
Foreign currency translation	23,369	9,829
Adjustment of additional minimum pension liability	1,078	—
Net unrealized gain on derivative instruments	1,495	1,673

Net change to derive comprehensive income for the period	25,942	11,502

Comprehensive income	$53,871	$33,701

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in a separate section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three months ended January 2, 2005 and December 28, 2003 were primarily attributable to the impact of translation of the net assets of our European operations, primarily denominated in Euros and Pounds Sterling.

3 NET INCOME PER COMMON SHARE

Net income per common share for the three months ended January 2, 2005 and December 28, 2003 is calculated based upon the following number of shares:

	Three Months
	2005	2004
Basic	34,229	32,168
Effect of restricted stock and assumed conversion of stock options	1,311	1,092

Diluted	35,540	33,260

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

4 INVENTORIES

Inventories consist of the following:

	January 2, 2005	September 30, 2004
Raw material	$47,787	$47,882
Work-in-process	24,433	31,382
Finished goods	158,661	185,462

	$230,881	$264,726

5 ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

	North America	Europe/ROW	Latin America	Total
Goodwill:
Balance as of September 30, 2004, net	$130,173	$105,414	$84,990	$320,577
Goodwill recognized during period	—	690	284	974
Purchase price allocation during period	—	—	(21,685)	(21,685)
Effect of translation	9	6,917	2,311	9,237

Balance as of January 2, 2005, net	$130,182	$113,021	$65,900	$309,103

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2004, net	$159,000	$161,753	$85,125	$405,878
Purchase price allocation during period	—	—	21,685	21,685
Effect of translation	—	15,553	1,657	17,210

Balance as of January 2, 2005, net	$159,000	$177,306	$108,467	$444,773

Technology Assets and Customer Lists Subject to Amortization
Balance as of September 30, 2004, gross	$1,385	$14,061	$—	$15,446
Less: Accumulated amortization	(434)	(1,071)	—	(1,505)

Balance as of September 30, 2004, net	951	12,990	—	13,941
Amortization during period	(23)	(220)	—	(243)
Effect of translation	—	1,237	—	1,237

Balance as of January 2, 2005, net	$928	$14,007	$—	14,935

Pension Intangibles
Balance as of January 2, 2005	$2,201	$—	$—	$2,201

Total Intangible Assets, net	$162,129	$191,313	$108,467	$461,909

The carrying value of technology assets was $12,149, net of accumulated amortization of $1,076, at September 30, 2004 and $13,032, net of accumulated amortization of $1,261, at January 2, 2005. All remaining intangible assets subject to amortization consist of customer related intangibles. The pension intangible totaled $2,288 at September 30, 2004.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

During 2004, the Company completed the acquisitions of Ningbo and Microlite. During 2005, the Company allocated a portion of the Microlite purchase price to unamortizable intangible assets. The allocation consisted of $21,685 (using exchange rates in effect as of September 30, 2004) to the Rayovac trade name in Brazil.

The purchase price allocations for the Ningbo and Microlite acquisitions are not yet finalized as the Company is finalizing valuations of property, plant and equipment, inventory, and intangibles. Future allocations of the Ningbo and Microlite purchase prices may impact the amount and segment allocation of goodwill. See also footnote 10, “Acquisitions,” for additional discussion of the Ningbo and Microlite acquisitions.

The amortization expense for the three months ended January 2, 2005 and December 28, 2003 is as follows:

	Three Months
	2005	2004
Proprietary technology amortization	$185	$160
Customer list amortization	58	56

	$243	$216

The Company estimates annual amortization expense for the next five fiscal years will approximate $950 per year.

6 DEBT

Debt consists of the following:

	January 2, 2005		September 30, 2004
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due September 30, 2013	$350,000	8.5%	$350,000	8.5%
Term C loan facility, expiring September 30, 2009	256,344	4.8%	257,000	4.2%
Euro term C loan facility, expiring September 30, 2009	155,482	5.2%	141,845	5.1%
Revolving credit facility, expiring September 30, 2008	26,000	7.8%	37,000	5.7%
Euro revolving credit facility, expiring September 30, 2008	—	—	—	—
Other notes and obligations	25,100	—	20,530	—
Capitalized lease obligations	25,449	—	23,522	—

	838,375		829,897
Less current maturities	29,665		23,895

Long-term debt	$808,710		$806,002

(A)	Interest rates on senior credit facilities represent the weighted average rates on balances outstanding.

The Company’s Senior Credit Facilities include a term loan of $257,000, the “Term C loan facility”; a Euro denominated term loan of €114,000 ($155,482 at January 2, 2005), the “Euro term C loan facility”; a revolving credit facility of $120,000, the “Revolving credit facility”; and a Euro denominated revolving credit facility of €40,000 ($54,555 at January 2, 2005), the “Euro revolving credit facility”.

As of January 2, 2005, the following amounts were outstanding under these facilities: $256,344 under the Term C loan facility, $155,482 under the Euro term C facility, and $26,000 under the Revolving credit facility.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

No borrowings were outstanding under the Euro revolving credit facility. In addition, approximately $19,000 of the remaining availability under the Revolving credit facility was utilized for outstanding letters of credit. Approximately $129,000 remains available under these revolving credit facilities as of January 2, 2005.

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

In addition to principal payments, the Company has annual interest payment obligations of approximately $30,000 associated with its debt offering of the $350,000 8.5% Senior Subordinated Notes due in 2013. The Company also incurs interest on its borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving credit facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of January 2, 2005, the Company estimates annual interest payments of approximately $22,000 would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

The Third Restated Agreement, as amended, to the Senior Credit Facilities (“the Third Agreement”) contains financial covenants with respect to borrowings, which include maintaining minimum interest and fixed charge and maximum leverage ratios. In accordance with the Third Agreement, the limits imposed by such ratios become more restrictive over time. In addition, the Third Agreement restricts the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of the assets of the Company, (ii) is guaranteed by certain of the Company’s subsidiaries, and (iii) the Euro revolving credit facility is subject to a borrowing base of certain European assets.

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

As of January 2, 2005, the Company was in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

On February 7, 2005, in connection with the acquisition of United Industries, discussed further in footnote 13, “Subsequent Events”, the Company entered into a new credit agreement consisting of a total of $1,030,000 in senior secured credit facilities, made up of aggregate term loan facilities of $730,000, of which $540,000 is denominated in dollars, $140,000 is denominated in Euros and $50,000 is denominated in Canadian dollars, and a multicurrency revolving credit facility of $300,000 denominated primarily in dollars. The Company also issued $700,000 of 7.375% Senior Subordinated Notes due 2015. Proceeds from the new credit facility and the senior subordinated notes were used primarily to pay off the existing indebtedness of United Industries and to refinance the Company’s existing senior credit facilities.

7 EMPLOYEE BENEFIT PLANS

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

The Company also provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period.

The Company has adopted the interim-period disclosure requirements of SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pension and Other Post Retirement Benefits.” The provisions of SFAS No. 132, as revised, require additional disclosures to those in the original SFAS No. 132 regarding assets, obligations, cash flows, and net periodic pension benefit cost of defined benefit plans and other defined benefit post retirement plans.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s results of operations for the three months ended January 2, 2005 and December 28, 2003, respectively, reflect the following pension and deferred compensation benefit costs.

	Three Months
Components of net periodic pension and deferred compensation benefit cost:	2005	2004
Service cost	$405	$464
Interest cost	1,038	992
Expected return on assets	(522)	(547)
Amortization of prior service cost	89	72
Amortization of transition obligation	11	11
Recognized net actuarial loss	146	193

Net periodic benefit cost	$1,167	$1,185

	Three Months
Pension and deferred compensation contributions:	2005	2004
Contributions made during period	$263	$507

8 SHAREHOLDERS’ EQUITY

The Company granted approximately 581 shares of restricted stock during the three months ended January 2, 2005. There were no forfeitures of restricted stock during the three months ended January 2, 2005. Of the restricted shares granted, approximately 409 shares will vest over the three-year period ending December 1, 2007, provided the recipient is still employed by the Company, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company’s performance during the three-year period. Eighty percent of the remaining 172 shares granted are scheduled to vest on September 30, 2008 and the remaining 20% are scheduled to vest on September 30, 2009.

The total market value of the restricted shares on date of grant was approximately $15,218 and has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

Also during the three months ended January 2, 2005, the Company issued approximately 232 shares of common stock resulting from the exercise of stock options with an aggregate cash exercise value of approximately $3,525. The Company also recognized a tax benefit of approximately $1,217 associated with the exercise of these stock options, which was accounted for as an increase in Additional paid-in capital.

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

The Company manufactures and markets dry cell batteries including alkaline, zinc carbon, alkaline rechargeable, hearing aid, other specialty batteries and lighting products throughout the world. These product lines are sold in all geographic areas. Beginning in 2005, electric shaving and grooming products and personal care products are sold in all segments. Prior to 2005, electric shaving and grooming products and personal care products were sold in the North America and Europe/ROW geographies.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Net sales and Cost of goods sold to other segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the geographic area from which the product is shipped.

The reportable segment profits do not include interest expense, interest income, and income tax expense. Also not included in the reportable segments are corporate expenses including purchasing expense, corporate general and administrative expense, certain research and development expense, and restructuring and related charges. All depreciation and amortization included in Operating income is related to reportable segments or corporate. Costs are identified to reportable segments or corporate, according to the function of each cost center.

The reportable segment assets do not include cash, deferred tax benefits, investments, long-term intercompany receivables, most deferred charges, and miscellaneous assets. All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three months ended January 2, 2005 and December 28, 2003, and at January 2, 2005 and September 30, 2004 is as follows:

	Three Months
	2005	2004
Net sales to external customers
North America	$215,814	$233,804
Europe/ROW	222,272	183,980
Latin America	52,683	36,226

Total segments	$490,769	$454,010

	Three Months
	2005	2004
Intersegment net sales
North America	$10,541	$10,000
Europe/ROW	4,524	5,130
Latin America	31	91

Total segments	$15,096	$15,221

	Three Months
	2005	2004
Segment profit
North America	$41,282	$33,867
Europe/ROW	35,959	32,806
Latin America	5,761	2,433

Total segments	83,002	69,106
Corporate expense	21,769	18,334
Restructuring and related charges	—	1,100
Interest expense	16,955	17,351
Other income, net	(6)	(1,262)
Minority interest	(30)	—

Income from continuing operations before income taxes	$44,314	$33,583

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	January 2, 2005	September 30, 2004
Segment assets
North America	$628,096	$645,396
Europe/ROW	671,994	599,158
Latin America	302,547	295,926

Total segments	1,602,637	1,540,480
Corporate	87,132	95,489

Total assets at period end	$1,689,769	$1,635,969

10 ACQUISITIONS

Acquisition of Microlite

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

The results of Microlite’s operations are included in the Company’s Condensed Consolidated Statement of Operations (Unaudited) for the three months ended January 2, 2005. The financial results of the Microlite acquisition are reported as part of the Latin America segment. Microlite contributed $14,495 in net sales, and recorded operating income of $803 for the three months ended January 2, 2005.

The total cash paid for Microlite was approximately $30,000, which includes approximately $21,100 in purchase price, acquisition related expenditures of approximately $1,900, plus approximately $8,000 of assumed debt. Cash acquired totaled approximately $200. Prepaid contingent consideration totaling $7,000 (recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheet (Unaudited) as of January 2, 2005) is included in the $30,000 cash paid. This consideration will be earned by the seller, Tabriza, upon the attainment by Microlite of certain earnings targets to be achieved through June 30, 2005. During 2005, the Company completed the valuation of the Microlite trade name. Approximately $21,685 (using exchange rates in effect as of September 30, 2004) was assigned to the value of this trade name in Brazil. Goodwill was reduced by the same amount in fiscal 2005. The Company is currently finalizing the valuation of assets acquired, which may impact the Company’s estimates of the net assets acquired in the transaction.

Acquisition of Ningbo

On March 31, 2004, the Company acquired an 85% equity interest in Ningbo. The remaining 15% equity interest will continue to be held by Ningbo Baowang Investment Company and the founder/general manager of Ningbo. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM, and private label customers.

The results of Ningbo’s operations are included in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three months ended January 2, 2005. The financial results of the Ningbo acquisition are reported as part of Europe/ROW segment. Ningbo contributed $6,354 in net sales for the three months ended January 2, 2005, and recorded an operating loss of $130 for the quarter.

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The total cash paid for Ningbo was approximately $17,000, which includes approximately $16,000 in purchase price, acquisition related expenditures of approximately $600, plus approximately $14,000 of assumed debt. Cash acquired totaled approximately $5,500. The Company is currently finalizing the valuation of assets acquired, which may impact the Company’s estimates of the net assets acquired in the transaction.

Supplemental Pro Forma information: The following reflects the Company’s pro forma results had the results of the Microlite business been included for all periods beginning after September 30, 2003. The results of Ningbo are not included in the pro forma results as the acquisition is not material.

	Three Months
	2005	2004
Net sales
Reported net sales	$490,769	$454,010
Pro forma adjustments	—	16,696

Pro forma net sales	$490,769	$470,706

Income from continuing operations
Reported income from continuing operations	$27,929	$20,822
Pro forma adjustments	—	(3,903)

Pro forma income from continuing operations	$27,929	$16,919

Basic Earnings Per Share
Reported income from continuing operations	$0.82	$0.65
Pro forma adjustments	—	(0.12)

Pro forma income from continuing operations	$0.82	$0.53

Diluted Earnings Per Share
Reported income from continuing operations	$0.79	$0.63
Pro forma adjustments	—	(0.12)

Pro forma income from continuing operations	$0.79	$0.51

Pro forma adjustments to net income include certain charges not expected to recur. These charges include interest expense which will be reduced as a result of the Company’s recapitalization of assumed debt, and lowered interest rates and hedging costs as a result of the recapitalized debt and access to more efficient capital markets. In addition, the pro forma results include charges related to the establishment of valuation allowances for certain deferred tax assets prior to acquisition.

11 RESTRUCTURING AND RELATED CHARGES

The Company reports restructuring and related charges associated with manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented.

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

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Restructuring and related charges incurred in fiscal 2004 are not reflected in the segment disclosures included in footnote 9, “Segment Information.” No restructuring and related charges were incurred during the three months ended January 2, 2005.

The Company currently has assets held for sale totaling approximately $6,100 included in Prepaid expenses and other in the Condensed Consolidated Balance Sheet (Unaudited). Assets included in this balance include the Madison, Wisconsin manufacturing facility, the Remington facility in Bridgeport, Connecticut and various properties held for sale in the Dominican Republic and Venezuela.

2004 Restructuring and Related Charges

In 2004, in connection with the September 2003 acquisition of Remington, the Company committed to and announced a series of initiatives to position itself for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. These initiatives include: integrating all of Remington’s North America administrative services, marketing, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; moving Remington’s Bridgeport, Connecticut manufacturing operations to the Company’s Portage, Wisconsin manufacturing location; creation of a global product development group in the Company’s technology center in Madison, Wisconsin; closing Remington’s Service Centers in the United States and the United Kingdom; consolidating distribution centers; and moving the Company’s corporate headquarters to Atlanta, Georgia. The Company also announced the integration of its sales and marketing organizations throughout continental Europe. The following table summarizes the remaining accrual balance associated with the 2004 initiatives and activity that occurred during fiscal 2005:

2004 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual Balance at September 30, 2004	$1,946	$2,011	$3,957
Cash expenditures	(1,083)	(186)	(1,269)

Accrual Balance at January 2, 2005	$863	$1,825	$2,688

All activities associated with the 2004 restructuring activities have been completed, and the remaining cash payments and the disposition of impaired assets will be substantially completed in the current fiscal year.

12 COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,233 which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

RAYOVAC CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

13 SUBSEQUENT EVENTS

On January 3, 2005, the Company entered into an agreement to acquire all of the equity interests of United Industries Corporation (United). United, based in St. Louis, is a privately-held, leading manufacturer and marketer of consumer products for lawn and garden care and household insect control, operating as Spectrum Brands in the United States and NuGro in Canada. United also holds a leading position in the fragmented U.S. pet supply market, manufacturing and marketing premium branded specialty pet supplies through its United Pet Group. Among United’s brands are Spectracide(R), Vigoro(R), Sta-Green(R), Schultz(TM) and C.I.L(R) in the lawn and garden market; Hot Shot(R), Cutter(R) and Repel(R) in the household insect control market; and Marineland(R), Perfecto(R) and Eight in One(R) among pet supply products.

In connection with the acquisition, the Company issued 13,750 shares of common stock from treasury shares and paid cash consideration of $70,000 to United Industries’ current shareholders. The Company also assumed all outstanding United debt, which totaled approximately $890,000 as of February 7, 2005. In connection with the acquisition of United, the Company entered into a new credit agreement consisting of a total of $1,030,000 in senior secured credit facilities, made up of aggregate term loan facilities of $730,000, of which $540,000 is denominated in dollars, $140,000 is denominated in Euros and $50,000 is denominated in Canadian dollars, and a multicurrency revolving credit facility of $300,000 denominated primarily in dollars. The Company also issued $700,000 of 7.375% senior subordinated notes due 2015. Proceeds from the new credit facility and the senior subordinated notes were used primarily to pay off United’s existing indebtedness and refinance the Company’s existing senior credit facilities. The Company will expense approximately $12,000 of debt issuance costs associated with the previous credit agreement. These costs will be replaced by debt issuance costs, of approximately the same amount, incurred in connection with the new credit agreement.

14 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following condensed consolidating financial data (unaudited) illustrates the components of the condensed consolidated financial statements (unaudited). Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate condensed consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

January 2, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4,195	$50	$18,050	$—	$22,295
Receivables, net	49,561	208,846	325,864	(246,384)	337,887
Inventories	97,877	—	140,624	(7,620)	230,881
Prepaid expenses and other	32,964	6	47,255	1,755	81,980

Total current assets	184,597	208,902	531,793	(252,249)	673,043
Property, plant and equipment, net	78,233	63	107,686	—	185,982
Goodwill	140,040	—	169,063	—	309,103
Intangible assets, net	247,442	—	214,655	(188)	461,909
Deferred charges and other	33,434	—	3,848	(1,886)	35,396
Debt issuance costs	24,336	—	—	—	24,336
Investments in subsidiaries	776,128	667,908	—	(1,444,036)	—

Total assets	$1,484,210	$876,873	$1,027,045	$(1,698,359)	$1,689,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$127,481	$—	$26,207	$(124,023)	$29,665
Accounts payable	117,111	90,812	99,100	(124,871)	182,152
Accrued liabilities	58,966	(3,588)	113,580	—	168,958

Total current liabilities	303,558	87,224	238,887	(248,894)	380,775
Long-term debt, net of current maturities	784,414	—	26,182	(1,886)	808,710
Employee benefit obligations, net of current portion	31,323	—	42,742	—	74,065
Other	(15,813)	13,521	51,331	—	49,039

Total liabilities	1,103,482	100,745	359,142	(250,780)	1,312,589
Minority interest in equity of consolidated affiliates	1,349	1,349	1,349	(2,698)	1,349
Shareholders’ equity:
Common stock	650	1	377	(378)	650
Additional paid-in capital	244,798	476,535	475,481	(951,897)	244,917
Retained earnings	248,638	282,270	173,876	(456,372)	248,412
Accumulated other comprehensive income	40,004	15,973	16,820	(36,234)	36,563
Notes receivable from officers/shareholders	(3,605)	—	—	—	(3,605)

	530,485	774,779	666,554	(1,444,881)	526,937
Less treasury stock, at cost	(131,063)	—	—	—	(131,063)
Less unearned restricted stock compensation	(20,043)	—	—	—	(20,043)

Total shareholders’ equity	379,379	774,779	666,554	(1,444,881)	375,831

Total liabilities and shareholders’ equity	$1,484,210	$876,873	$1,027,045	$(1,698,359)	$1,689,769

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Months Ended January 2, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$199,319	$23,711	$293,101	$(25,362)	$490,769
Cost of goods sold	116,400	23,000	177,380	(24,368)	292,412

Gross profit	82,919	711	115,721	(994)	198,357
Operating expenses:
Selling	40,458	298	59,662	(97)	100,321
General and administrative	22,803	(5,088)	12,950	—	30,665
Research and development	5,619	—	519	—	6,138

	68,880	(4,790)	73,131	(97)	137,124
Operating income	14,039	5,501	42,590	(897)	61,233
Interest expense	15,920	—	1,035	—	16,955
Equity income	(43,781)	(37,150)	—	80,931	—
Other expense (income), net	14,707	(1,953)	(12,760)	—	(6)
Minority interest	—	—	(30)	—	(30)

Income from continuing operations before income taxes	27,193	44,604	54,345	(81,828)	44,314
Income (benefit) tax expense	(1,633)	823	17,195	—	16,385

Net income	$28,826	$43,781	$37,150	$(81,828)	$27,929

RAYOVAC CORPORATION AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Months Ended January 2, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by continuing operating activities	$8	$3,017	$18,997	$(5,483)	$16,539
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(2,710)	—	(4,388)	—	(7,098)
Intercompany investments	(42,503)	(4,300)	4,300	42,503	—

Net cash used by investing activities	(45,213)	(4,300)	(88)	42,503	(7,098)
Cash flows from financing activities:
Reduction of debt	(107,370)	—	2,447	—	(104,923)
Proceeds from debt financing	96,739	—	—	—	96,739
Debt issuance costs	(74)	—	—	—	(74)
Proceeds from exercise of stock options	3,525	—	—	—	3,525
Proceeds from (advances related to) intercompany transactions	41,123	1,280	100	(42,503)	—

Net cash provided (used) by financing activities	33,943	1,280	2,547	(42,503)	(4,733)
Effect of exchange rate changes on cash and cash equivalents	13,463	—	(17,148)	5,483	1,798

Net increase (decrease) in cash and cash equivalents	2,201	(3)	4,308	—	6,506
Cash and cash equivalents, beginning of period	1,994	53	13,742	—	15,789

Cash and cash equivalents, end of period	$4,195	$50	$18,050	$—	$22,295

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with leading market positions in four major product categories: consumer batteries; electric shaving and grooming; electric personal care products; and portable lighting. We are a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries and battery-powered lighting products, a leading worldwide designer and marketer of rechargeable batteries, electric shavers and accessories, grooming products and hair care appliances.

We sell our products in over 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years. We have 12 manufacturing and product development facilities located in the U.S., Europe, China and Latin America. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in China and Japan.

On May 28, 2004, we completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite S.A. (“Microlite”), a Brazilian battery company, from VARTA of Germany and Tabriza of Brazil. The total cash paid was approximately $30 million, including approximately $21 million in purchase price, approximately $7 million of contingent consideration and approximately $2 million of acquisition related expenditures, plus approximately $8 million of assumed debt. The contingent consideration will be earned by Tabriza upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation of the total contingent consideration due to Tabriza, if any, Tabriza will transfer Microlite’s remaining outstanding capital stock to us. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand in Latin America. In addition, Microlite’s manufacturing facilities will support our business throughout the South American region, resulting in more efficient product sourcing with lower unit costs. Subsequent to the acquisition, the financial results of Microlite are reported as part of our condensed consolidated results in our Latin America segment. Microlite, herein after referred to as our Brazilian operations, contributed approximately $15 million to our first quarter net sales, and recorded operating income of $0.8 million.

On March 31, 2004, we completed the acquisition of an 85% equity interest in Ningbo Baowang Battery Company, Ltd. (“Ningbo”) of Ninghai, China for approximately $17 million, including $16 million in purchase price and approximately $1 million of acquisition related expenditures, plus approximately $14 million of assumed debt. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers in North and South America, Europe and Asia. Subsequent to the acquisition, the financial results of Ningbo are reported as part of our condensed consolidated results in our Europe/ROW segment. Ningbo, herein after referred to as our Chinese operations, contributed approximately $6 million in net sales to our first quarter results, and had an operating loss of $0.1 million for the quarter.

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

In connection with our September 2003 acquisition of Remington Products Company, L.L.C. (“Remington”), we commenced and completed a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington and Rayovac companies. Those initiatives included:

•	Integrating Remington’s North American operations into Rayovac’s existing business structure.

•	Consolidating Remington’s European operations into Rayovac’s European business unit.

•	Consolidating Remington’s and Rayovac’s North American and European distribution facilities.

•	Merging Rayovac and Remington research and development functions into a single corporate research facility in Madison, WI and organizing a new global product innovation team to develop future product innovations across all of our product categories.

•	Consolidating the Remington manufacturing operations in Bridgeport, CT into Rayovac’s manufacturing facility in Portage, WI.

•	Discontinuing all operations at Remington’s United Kingdom and United States Service Centers.

•	Moving Rayovac’s corporate headquarters to Atlanta, GA.

Cash costs of the integration program, including those recorded as additional acquisition costs, totaled approximately $30 million. Cash savings related to these costs are projected to be approximately $35 million per annum when fully realized in fiscal 2005. The result of these initiatives is a reduction of approximately 500 positions, or approximately 10%, of the combined organization. See footnote 11 to our Condensed Consolidated Financial Statements filed with this report, “Restructuring and Related Charges,” for additional discussion.

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

On January 3, 2005, we entered into an agreement to acquire all of the equity interests of United Industries Corporation (“United”). United, based in St. Louis, is a privately-held, leading manufacturer and marketer of consumer products for lawn and garden care and household insect control, operating as Spectrum Brands in the United States and NuGro in Canada. United also holds a leading position in the fragmented U.S. pet supply market, manufacturing and marketing premium branded specialty pet supplies through its United Pet Group. Among United’s brands are Spectracide(R), Vigoro(R), Sta-Green(R), Schultz(TM) and C.I.L(R) in the lawn and garden market; Hot Shot(R), Cutter(R) and Repel(R) in the household insect control market; and Marineland(R), Perfecto(R) and Eight in One(R) among pet supply products.

United, which has a calendar year end, estimates total 2004 sales, assuming acquisitions made during 2004 were part of results for the entire twelve months, of approximately $938 million. United’s major customers include The Home Depot, Lowe’s, Wal-Mart, PETCO and PETsMART. This acquisition allows us to increase our revenue base while leveraging our global merchandising and distribution capabilities. With the acquisition of United, we have transformed ourselves into a more diversified global consumer products company with a revenue base that includes several new markets.

Fiscal Quarter Ended January 2, 2005 Compared to Fiscal Quarter Ended December 28, 2003

Year over year historical comparisons are influenced by our acquisition of Microlite and Ningbo, which are included in our current year Condensed Consolidated Statements of Operations but not in prior year results. See footnote 10 to our Condensed Consolidated Financial Statements filed with this report, “Acquisitions,” for supplemental pro forma information providing additional year over year comparisons of the impacts of the acquisitions.

During the three months ended December 28, 2003 (the “Fiscal 2004 Quarter”), we initiated the closing of the Remington Service Centers in the United States and United Kingdom, accelerating an initiative Remington began several years ago. The United States and United Kingdom store closings were completed during Fiscal 2004. Consequently, the results of the Remington Service Centers for the Fiscal 2004 Quarter, are reflected in our Condensed Consolidated Statements of Operations as a discontinued operation. See footnote 1 to our Condensed Consolidated Financial Statements filed with this report, “Significant Accounting Policies—Discontinued Operations”. As a result, and unless specifically stated, all discussions regarding our Fiscal 2004 Quarter reflect results for our continuing operations.

Net Sales. Our net sales for the three months ended January 2, 2005 (the “Fiscal 2005 Quarter”) increased to $491 million from $454 million in the Fiscal 2004 Quarter reflecting an 8% increase. Favorable foreign exchange rates contributed approximately $20 million to the increase during the Fiscal 2005 Quarter. The acquisitions of Microlite and Ningbo contributed approximately $15 million and $6 million in net sales, respectively.

Gross Profit. Our gross profit margins for the Fiscal 2005 Quarter decreased to 40.4% from 42.5% in the Fiscal 2004 Quarter. This decline was primarily the result of an unfavorable product mix shift as a result of softness in the North America electric shaving category in the Fiscal 2005 Quarter. In addition, the inclusion of Ningbo and Microlite in the Fiscal 2005 Quarter contributed to the decline in gross margins. Although both these businesses are showing improvement, they currently operate at gross margins significantly lower than the rest of our businesses.

Operating Income. Despite declines in our gross profit margins in the Fiscal 2005 Quarter, our operating income for the period increased to $61 million from $50 million in the Fiscal 2004 Quarter. The increase reflects improved profitability in all geographies as we have recognized the benefits of cost improvement initiatives and lower restructuring and related costs in the current quarter. Favorable foreign exchange rates contributed approximately $3 million to the increase during the Fiscal 2005 Quarter. Operating expenses also include a $1.6 million gain on the sale of our idle Mexico City manufacturing facility, offset by a $1.1 million charge associated with final remediation costs at our Madison, WI manufacturing facility, closed in fiscal 2003.

Income from Continuing Operations. Our income from continuing operations for the Fiscal 2005 Quarter increased to $28 million from income of $21 million in the same period last year. The Fiscal 2005 Quarter increase was due to the improvements in operating income discussed above partially offset by the impact of increased income tax expense, which was driven by improvements in operating income.

Discontinued Operations. There were no discontinued operations in the Fiscal 2005 Quarter. Income from discontinued operations of $1 million in Fiscal 2004 Quarter reflects the operating results of our Remington Service Centers.

Segment Results. We manage operations in three reportable segments based upon geographic area. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/ROW includes continental Europe, the United Kingdom, China, Australia and all other countries in which we do business.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each geographic region is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each geographic region has a general manager responsible for all the sales and marketing initiatives for all product lines within that region. Financial information pertaining to our geographic regions is contained in footnote 9 to our Condensed Consolidated Financial Statements filed with this report, “Segment Results”.

We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes expense associated with purchasing, corporate general and administrative areas and research and development.

North America

	Fiscal Quarter
	2005	2004
Net sales to external customers	$216	$234
Segment profit	$41	$34
Segment profit as a % of net sales	19.0%	14.5%
Assets as of January 2, 2005 and September 30, 2004	$628	$645

Our net sales to external customers in the Fiscal 2005 Quarter decreased to $216 million from $234 million the previous year. This 8% decrease was primarily due to a decline in the electric shaving category during the 2004 Christmas selling season, offset by modest growth in battery sales.

Our profitability in the Fiscal 2005 Quarter increased to $41 million from $34 million the previous year. The increase in profitability primarily reflects the favorable impact from restructuring and cost improvement initiatives associated with the Remington acquisition, which contributed to lowered operating expenses as a percentage of sales. Our profitability margin increased to 19.0% from 14.5% in the same quarter last year.

Our assets in the Fiscal 2005 Quarter decreased to $628 million from $645 million at September 30, 2004. The decrease in assets is primarily attributable to seasonal changes in receivables and inventories due to the impacts of our holiday sales. Intangible assets at January 2, 2005 are approximately $292 million and primarily relate to the Remington acquisition.

Europe/ROW

	Fiscal Quarter
	2005	2004
Net sales to external customers	$222	$184
Segment profit	$36	$33
Segment profit as a % of net sales	16.2%	17.9%
Assets as of January 2, 2005 and September 30, 2004	$672	$599

Our net sales to external customers in the Fiscal 2005 Quarter increased to $222 million from $184 million the previous year representing a 21% increase. Sales of Remington shaving, grooming and personal care products posted growth in excess of 40%. Our Chinese operations contributed approximately $6 million to net sales with the balance of the increase primarily attributable to the favorable impact of foreign currency.

Our operating profitability in the Fiscal 2005 Quarter increased to $36 million from $33 million the previous year. The profitability increase was primarily driven by the impact of gross profit margin expansion reflecting a favorable product line mix and the favorable impact of foreign currency exchange rates. Segment profitability as a percentage of sales decreased to 16.2% in 2005 as compared with 17.8% in the comparable period last year as a result of increased investments in marketing and advertising.

Our assets in the Fiscal 2005 Quarter increased to $672 million from $599 million at September 30, 2004. The increase is primarily due to foreign currency translation, which added approximately $60 million to total assets in the quarter. Intangible assets approximate $304 million of our total assets at January 2, 2005 and primarily relate to the VARTA and Ningbo acquisitions. The purchase price allocation for the Ningbo acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets.

Latin America

	Fiscal Quarter
	2005	2004
Net sales to external customers	$53	$36
Segment profit	$6	$2
Segment profit as a % of net sales	11.3%	5.6%
Assets as of January 2, 2005 and September 30, 2004	$303	$296

Our net sales to external customers in the Fiscal 2005 Quarter increased to $53 million from $36 million in the previous year reflecting a 47% increase. This increase reflects the impact of the acquisition of our Brazilian operations which contributed approximately $15 million in net sales to the quarter, coupled with a strong increase in our general battery business, driven by the alkaline and zinc carbon battery product lines.

Our profitability in the Fiscal 2005 Quarter increased to $6 million from $2 million in the previous year. This increase is largely due to a $1.6 million net gain on sale of assets, a $0.8 million positive contribution from our Brazilian operations and improved profitability in Central America. Our profitability margins in the Fiscal 2005 Quarter increased to 11.3% from 5.6% in the same period last year.

Our assets in the Fiscal 2005 Quarter increased to $303 million from $296 million at September 30, 2004 and reflect intangible assets of approximately $175 million. The increase primarily reflects the impact of foreign currency translation. The purchase price allocation for the Microlite acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets.

Corporate Expense. Our corporate expenses in the Fiscal 2005 Quarter increased to $22 million from $18 million in the previous year. The increase was primarily due to increases in research and development, legal and compensation expenses and final remediation costs associated with an asset held for sale. Our corporate expense as a percentage of net sales in the Fiscal 2005 Quarter increased to 4.5% from 4.0% in the previous year.

Restructuring and Related Charges. In 2004, we implemented a series of restructuring initiatives associated with our Remington integration. There were no restructuring and related charges incurred during Fiscal 2005 Quarter. The Fiscal 2004 Quarter reflects restructuring and related charges related to executive compensation agreements with certain Remington employees.

Interest Expense. Interest expense in the Fiscal 2005 Quarter decreased slightly to $17.0 million from $17.4 million in the Fiscal 2004 Quarter. This decrease was primarily due to a slightly lower average outstanding debt balance in the quarter.

Income Tax Expense. Our effective tax rate on income from continuing operations was 37% for the Fiscal 2005 Quarter and 38% for the Fiscal 2004 Quarter.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2005 Quarter, continuing operating activities provided $17 million in net cash, a decrease of $31 million from last year. This decrease was principally a result of an increase in working capital in the Fiscal 2005 Quarter driven by differences in the timing of accounts payable and accrued liability payments, including approximately $12 million of accrued interest. We also recognized increased amortization expense associated with debt issuance costs and restricted stock compensation.

Investing Activities

Net cash used by investing activities was $7 million for the Fiscal 2005 Quarter as compared to $6 million for the Fiscal 2004 Quarter. Capital expenditures for Fiscal 2005 are expected to be approximately $45 million, which are expected to include spending for continued investment in our alkaline and zinc carbon manufacturing operations and continued technology investments. This amount excludes any additional capital spending associated with our acquisition of United Industries.

Equity Financing Activities

During the Fiscal 2005 Quarter we granted approximately 0.6 million shares of restricted stock. There were no forfeitures of restricted stock during the Fiscal 2005 Quarter. Of the restricted shares granted, approximately 0.4 million shares will vest over the three-year period ending December 1, 2007, provided the recipient is still employed by the Company, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on our performance during the three-year period. Eighty percent of the remaining 0.2 million shares granted are scheduled to vest on September 30, 2008 and the remaining 20% are scheduled to vest on September 30, 2009. The total market value of the restricted shares on date of grant totaled approximately $15 million and has been recorded as unearned restricted stock compensation, a separate component of shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period. On March 30, 2004, we amended the provisions of our performance-based awards removing the variable nature of the awards vesting and fixing the vesting period of the awards. See footnote 8 to our Condensed Consolidated Financial Statements filed with this report, “Shareholders’ Equity,” for additional discussion.

During the Fiscal 2005 Quarter we also issued approximately 0.2 million shares of common stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $3.5 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Our Senior Credit Facilities include a term loan of $257 million, the “Term C loan facility”; a Euro denominated term loan of €114 million ($155 million at January 2, 2005), the “Euro term C loan facility”; a revolving credit facility of $120 million, the “Revolving credit facility”; and a Euro denominated revolving credit facility of €40 million ($55 million at January 2, 2005), the “Euro revolving credit facility”.

As of January 2, 2005, the following amounts were outstanding under these facilities: $256 million under the Term C loan facility, $155 million under the Euro term C loan facility, and $26 million under the Revolving credit facility. No borrowings were outstanding under the Euro revolving credit facility. In addition, approximately $19 million of the remaining availability under the Revolving credit facility was utilized for outstanding letters of credit. Approximately $129 million remains available under these facilities as of January 2, 2005.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million associated with our debt offering of the $350 million 8.5% Senior Subordinated Notes due in 2013. We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving credit facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of January 2, 2005, we estimate annual interest payments of approximately $22 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

The Third Restated Agreement, as amended, to the Senior Credit Facilities (“the Third Agreement”) contains financial covenants with respect to borrowings, which include maintaining minimum interest, fixed charge ratios and maximum leverage ratios. In accordance with the Third Agreement, the limits imposed by such ratios become more restrictive over time. In addition, the Third Agreement restricts our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of these assets, (ii) is guaranteed by certain of our subsidiaries, and (iii) the Euro revolving credit facility is subject to a borrowing base of certain European assets.

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

As of January 2, 2005, we were in compliance with all covenants associated with our Senior Credit Facilities and our Senior Subordinated Notes.

On February 7, 2005, in connection with the acquisition of United Industries, discussed further in footnote 13 to our Condensed Consolidated Financial Statements filed with this report, “Subsequent Events”, we entered into a new credit agreement consisting of a total of $1,030 million in senior secured credit facilities, made up of aggregate term loan facilities of $730 million, of which $540 million is denominated in dollars, $140 million is denominated in Euros and $50 million is denominated in Canadian dollars, and a multicurrency revolving credit facility of $300 million denominated primarily in dollars. We also issued $700 million of 7.375% senior subordinated notes due 2015. Proceeds from the new credit facility and the senior subordinated notes were used primarily to pay off the existing indebtedness of United Industries and to refinance our existing senior credit facilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no significant changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004.

Critical Accounting Policies and Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and fairly present the financial position and results of operations of the Company. There have been no significant changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in footnote 1 to our Condensed Consolidated Financial Statements filed with this report, “Significant Accounting Policies—Derivative Financial Instruments”.

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

As of January 2, 2005, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $1.7 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $1.1 million.

As of January 2, 2005, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be immaterial. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be immaterial.

As of January 2, 2005, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.0 million.

Forward Looking Statements

We have made or implied certain forward-looking statements in this Quarterly Report on Form 10-Q. All statements, other than statements of historical facts included in this Quarterly Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial position, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Quarterly Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of January 2, 2005 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(c) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of our legal proceedings since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2005	RAYOVAC CORPORATION

	By:	/S/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by an among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated May 28, 2004) filed June 14, 2004.

Exhibit 3.1	Amended and Restated Articles of Incorporation of Rayovac Corporation (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 1997, File No. 333-17895) filed December 23, 1997.

Exhibit 3.2	Amended and Restated By-laws of Rayovac Corporation, as amended through July 24, 2002 (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 4.1	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.

Exhibit 4.2	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.

Exhibit 10.1	Amended and Restated Employment Agreement, effective as of October 1, 2004, by and between the Company and David A. Jones (filed by incorporation by reference the Annual Report on Form 10-K for the fiscal period ended September 30, 2004, File No. 001-13615) filed December 14, 2004.

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kent J. Hussey (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of October 1, 2002, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 10.4	Amended and Restated Employment Agreement, dated as of January 1, 2004, by and between the Company and Lester C. Lee (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13615) filed May 12, 2004.

Exhibit 10.5	Registered Director’s Agreement, effective as of October 1, 2002, by and between ROV German Holding GmbH and Remy Burel (filed by incorporation by reference to the Annual Report on Form 10-K for the fiscal year ended September 30, 2003, File No. 001-13615) filed December 16, 2002.

Exhibit 10.6	Building Lease between the Company and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987 (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-17895) filed December 13, 1996.

Exhibit 10.7	Amendment, dated December 31, 1998, between the Company and SPG Partners, to the Building Lease, between the Company and SPG Partners, dated May 14, 1985 (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, File No. 001-13615) filed February 17, 1999.

Exhibit 10.8	Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.9	Addendum No. 2 to Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to the Registration Statement on Form S-4, File No. 333-110290, dated November 6, 2003) filed November 6, 2003.

Exhibit 10.10	Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 333-17895, dated October 1, 2002) filed October 16, 2002.

Exhibit 10.11	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.12	Amendment No. 2 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003) filed October 15, 2003.

Exhibit 10.13	Amendment No. 3 to Third Amended and Restated Credit Agreement, dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Current Report on Form 8-K, File No. 001-13615, dated September 30, 2003), filed October 15, 2003.

Exhibit 10.14	Amendment No. 4 to Third Amended and Restated Credit Agreement dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2004, File No. 001-13615) filed May 12, 2004.

Exhibit 10.15	Amendment No. 5, dated June 25, 2004, to Third Amended and Restated Credit Agreement dated October 1, 2002, by and among the Company, VARTA Gerätebatterie GmbH, the lenders party thereto, LaSalle Bank National Association, as documentation agent, Citicorp North America, Inc., as syndication agent, and Bank of America, N.A., as administrative agent (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, File No. 001-13615) filed August 11, 2004.

Exhibit 10.16	Joint Venture Agreement, dated July 28, 2002, by and among Rayovac Corporation, VARTA AG and ROV German Limited GmbH, as amended (filed by incorporation by reference to the Current Report on Form 8-K, File No 001-13615, dated October 1, 2002) filed October 16, 2002.

Exhibit 10.17	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among the Company. Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, File No. 333-17895) filed May 5, 1998.

Exhibit 10.18	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, File No. 333-17895) filed August 13, 1997.

Exhibit 10.19	1997 Rayovac Incentive Plan (filed by incorporation by reference to the Registration Statement on Form S-1, File No. 333-35181) filed October 31, 1997.

Exhibit 10.20	2004 Rayovac Incentive Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, File No. 001-13615) filed August 11, 2004.

Exhibit 10.21	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the annual period ended September 30, 2004, File No. 001-13615) filed December 14, 2004.

Exhibit 10.22	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.23	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, File No. 001-13615) filed August 11, 2004.

Exhibit 10.24	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, File No. 001-13615) filed February 12, 2003.

Exhibit 10.25	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to the Annual Report on Form 10-K for the annual period ended September 30, 2004, File No. 001-13615) filed December 14, 2004.

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.