Form 10-Q
period 2005-04-03
Spectrum Brands, Inc.
filed 2005-05-13
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-13615

Spectrum Brands, Inc.

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 6, 2005, was 50,738,205.

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED APRIL 3, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Condensed Consolidated Balance Sheets

April 3, 2005 and September 30, 2004

(Unaudited)

(Amounts in thousands, except per share figures)

	April 3, 2005	September 30, 2004
-ASSETS-
Current assets:
Cash and cash equivalents	$44,266	$15,789
Receivables, less allowances of $34,080 and $23,071, respectively	441,169	289,632
Inventories	481,629	264,726
Prepaid expenses and other	104,810	80,365

Total current assets	1,071,874	650,512
Property, plant and equipment, net	272,483	182,396
Goodwill	1,100,684	320,577
Intangible assets, net	952,294	422,106
Deferred charges and other	38,077	35,079
Debt issuance costs, net	38,942	25,299

Total assets	$3,474,354	$1,635,969

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$29,337	$23,895
Accounts payable	280,741	228,052
Accrued liabilities	176,271	146,711

Total current liabilities	486,349	398,658
Long-term debt, net of current maturities	1,911,230	806,002
Employee benefit obligations, net of current portion	70,668	69,246
Other	177,339	44,640

Total liabilities	2,645,586	1,318,546

Minority interest in equity of consolidated affiliates	—	1,379

Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 66,556 and 64,219 shares, respectively; outstanding 50,728 and 34,683 shares, respectively	666	642
Additional paid-in capital	671,390	224,962
Retained earnings	246,481	220,483
Accumulated other comprehensive income, net	26,117	10,621
Notes receivable from officers/shareholders	(955)	(3,605)

	943,699	453,103
Less treasury stock, at cost, 15,828 and 29,536 shares, respectively	(70,804)	(130,070)
Less unearned restricted stock compensation	(44,127)	(6,989)

Total shareholders’ equity	828,768	316,044

Total liabilities and shareholders’ equity	$3,474,354	$1,635,969

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 3, 2005 and March 28, 2004

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		SIX MONTHS
	2005	2004	2005	2004
Net sales	$534,511	$278,023	$1,025,280	$732,033
Cost of goods sold	345,008	156,320	637,420	417,300

Restructuring and related charges	—	(1,137)	—	(1,137)

Gross profit	189,503	122,840	387,860	315,870

Selling	105,626	57,397	205,946	158,840
General and administrative	40,928	33,130	71,593	69,643
Research and development	7,082	4,838	13,220	9,140
Restructuring and related charges	157	4,932	157	6,032

Total operating expenses	153,793	100,297	290,916	243,655

Operating income	35,710	22,543	96,944	72,215

Interest expense	38,966	16,073	55,922	33,424
Other income, net	(18)	(471)	(24)	(1,733)
Minority interest	(113)	—	(143)	—

(Loss) income from continuing operations before income taxes	(3,125)	6,941	41,189	40,524
Income tax (benefit) expense	(1,194)	2,638	15,191	15,399

(Loss) income from continuing operations	(1,931)	4,303	25,998	25,125
Loss from discontinued operations, net of tax benefits of $1,055 and $525, respectively	—	(1,701)	—	(324)

Net (loss) income	$(1,931)	$2,602	$25,998	$24,801

Basic earnings per share:
Weighted average shares of common stock outstanding	43,222	33,096	38,709	32,637
(Loss) income from continuing operations	$(0.04)	$0.13	$0.67	$0.77

Loss from discontinued operations	—	(0.05)	—	(0.01)

Net (loss) income	$(0.04)	$0.08	$0.67	$0.76

Diluted earnings per share:
Weighted average shares and equivalents outstanding	43,222	34,469	40,318	33,703
(Loss) income from continuing operations	$(0.04)	$0.12	$0.64	$0.75

Loss from discontinued operations	—	(0.04)	—	(0.01)

Net (loss) income	$(0.04)	$0.08	$0.64	$0.74

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 3, 2005 and March 28, 2004

(Unaudited)

(Amounts in thousands)

	SIX MONTHS
	2005	2004
Cash flows from operating activities:
Net income	$25,998	$24,801
Non-cash adjustments to net income:
Discontinued operations	—	324
Depreciation	19,770	16,473
Amortization	2,988	474
Amortization of debt issuance costs	2,424	1,951
Loss on debt extinguishment	12,033	—
Inventory valuation purchase accounting charge	27,695	—
Other non-cash adjustments	(3,152)	5,833
Net changes in operating assets and liabilities, net of acquisitions and discontinued operations	(76,644)	32,646

Net cash provided by continuing operating activities	11,112	82,502

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(20,720)	(9,605)
Payment for acquisitions, net of cash acquired of $22,404	(1,042,891)	(981)

Net cash used by investing activities	(1,063,611)	(10,586)
Cash flows from financing activities:
Reduction of debt	(693,220)	(267,670)
Proceeds from debt financing	1,781,630	106,850
Debt issuance costs	(28,026)	(1,220)
Proceeds from exercise of stock options	17,101	15,405
Cash repayment of notes receivable from officers/shareholders	2,650	—
Other	—	(112)

Net cash provided (used) by financing activities	1,080,135	(146,747)
Net cash used by discontinued operations	—	(315)
Effect of exchange rate changes on cash and cash equivalents	841	1,706

Net increase in cash and cash equivalents	28,477	(73,440)
Cash and cash equivalents, beginning of period	15,789	107,774

Cash and cash equivalents, end of period	$44,266	$34,334

Supplemental Noncash Investing Activities
Sale of Mexican manufacturing facility:
Reduction in deferred proceeds	$9,440	$—
Reduction in assets held for sale	$7,874	$—
Amount payable for Ningbo minority interest	$2,876	$—

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1 DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. (formerly Rayovac Corporation) and its subsidiaries (the “Company”) is a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; electric shaving and grooming; pet supplies; household insect control; electronic personal care products; and portable lighting. The Company is a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and battery-powered lighting products and a leading worldwide designer and marketer of electric shavers and accessories, grooming products and hair care appliances. The Company is also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, aquariums and aquatic supplies, pet health, grooming and food products, and insecticides and repellents.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, 8-in-1 and various other brands. The Company has 52 manufacturing and product development facilities located in the United States, Europe, China and Latin America. The Company manufactures alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, pet supplies and insecticides and repellents in its company operated manufacturing facilities.

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of quality pet supplies in the United States. The aggregate purchase price was approximately $1,504,000, which includes cash consideration of approximately $1,043,000, common stock of the Company totaling approximately $439,000, acquisition related expenditures of approximately $22,000, plus assumed debt of approximately $14,000. United has approximately 2,800 employees throughout North America and is organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United gives the Company a significant presence in several new consumer products markets, including categories that will significantly diversify the Company’s revenue base. Subsequent to the acquisition, the financial results of United are reported as a separate segment within our condensed consolidated results. For the second quarter ended April 3, 2005, United contributed approximately $228,000 in net sales and recorded operating income of approximately $13,900.

On May 28, 2004, the Company completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite S.A. (“Microlite”), a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. (“Tabriza”) of Brazil. The total cash paid was approximately $30,000, including approximately $21,100 in purchase price, approximately $7,000 of prepaid contingent consideration, and approximately $1,900 of acquisition related expenditures, plus approximately $8,000 of assumed debt. Tabriza will earn the contingent consideration upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation of the total contingent consideration due to Tabriza, which may exceed the $7,000 of contingent consideration paid at closing, Tabriza will transfer Microlite’s remaining outstanding capital stock to the Company. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. Microlite manufactures and sells both alkaline and zinc carbon batteries as well as battery-operated lighting products. Microlite has operated as an independent company since 1982. The acquisition of Microlite consolidates the Company’s rights to the Rayovac brand in Latin America. (See also footnote 11, “Acquisitions,” for additional information on the Microlite acquisition).

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

On March 31, 2004, the Company completed the acquisition of an 85% equity interest in Ningbo Baowang Battery Company, Ltd. (“Ningbo”) of Ninghai, China for approximately $17,000 in cash, including approximately $600 of direct acquisition related expenditures, plus approximately $14,000 of assumed debt. In March 2005, the Company signed an agreement to purchase the remaining 15% equity interest for approximately $2,900. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers in North and South America, Europe and Asia. (See also footnote 11, “Acquisitions,” for additional information on the Ningbo acquisition).

2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 3, 2005, and the results of operations and cash flows for the three and six month periods ended April 3, 2005 and March 28, 2004. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of the Company and are prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany balances and transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2005 and 2004 refer to the fiscal years ended September 30, 2005 and 2004, respectively.

The Company’s Condensed Consolidated Financial Statements presented herein include the results of operations for United subsequent to the February 7, 2005 date of acquisition, the results of operations for Microlite subsequent to the May 28, 2004 date of acquisition, and the results of operations for Ningbo subsequent to the March 31, 2004 date of acquisition. See footnote 11, “Acquisitions,” for additional information on the United, Microlite and Ningbo acquisitions.

Discontinued Operations: The Company has reflected Remington’s United States and United Kingdom service centers as discontinued operations. The Company discontinued operations at these service centers during 2004 as part of the Remington integration initiatives. See footnote 12, “Restructuring and Related Charges,” for additional discussion of Remington integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended March 28, 2004:

	Three Months	Six Months
Net sales	$6,917	$20,564
Loss from discontinued operations before income taxes	(2,756)	(849)
Provision for income tax benefits	1,055	525

Loss from discontinued operations, net of tax	$(1,701)	$(324)

Depreciation expense associated with discontinued operations	$121	$254

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Revenue Recognition: The Company recognizes revenue from product sales at the point at which title and all risks and rewards of ownership of the product is passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, lawn and garden, household and pet products. The provision for customer returns is based on historical sales and returns, analyses of credit worthiness and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.

The Company also enters into promotional arrangements targeted to the ultimate consumer. Such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement characterization of the Company’s promotional arrangements complies with the Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures including past experience to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are individualized to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various contractual arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, to secure the right to distribute through such customers. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based contractual arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the contractual arrangement. The amortization of the slotting payment is treated as a reduction in Net sales and the corresponding asset is included in Deferred charges and other in the accompanying Condensed Consolidated Balance Sheets (unaudited).

Shipping and Handling Costs: The Company incurred shipping and handling costs of $38,938 and $58,964 for the three and six months ended April 3, 2005, respectively, and $15,062 and $33,291 for the three and six months ended March 28, 2004, respectively. These costs are included in Selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

Concentrations of Credit Risk: Trade receivables subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risks of nonpayment for a given customer.

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 14% and 17% of the Company’s Net sales during the three and six month periods ended April 3, 2005, respectively, and 13% and 22% of its Net sales during the three and six month periods ended March 28, 2004, respectively. This major customer also represented approximately 13% and 16% of its trade accounts receivable, net as of April 3, 2005 and September 30, 2004, respectively.

Approximately 46% of the Company’s sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: The Company has stock option and other stock-based compensation plans, which are fully described in the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company’s results of operations, as all options granted under the plans have an exercise price equal to the market value of the underlying common stock at the grant date.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had compensation cost for stock options granted been determined based on the fair value at the grant date for such awards consistent with an alternative method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have reflected the pro forma amounts indicated below:

	Three Months		Six Months
	2005	2004	2005	2004
Net (loss) income, As reported	$(1,931)	$2,602	$25,998	$24,801
Add: Stock-based compensation expense included in reported net income, net of tax	1,426	1,152	2,746	1,708
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,853)	(2,291)	(3,675)	(3,806)

Net (loss) income, Pro forma	$(2,358)	$1,463	$25,069	$22,703

Basic earnings per share:
Net (loss) income, As reported	$(0.04)	$0.08	$0.67	$0.76
Net (loss) income, Pro forma	$(0.05)	$0.04	$0.65	$0.70
Diluted earnings per share:
Net (loss) income, As reported	$(0.04)	$0.08	$0.64	$0.74
Net (loss) income, Pro forma	$(0.05)	$0.04	$0.62	$0.67

In December 2004, SFAS No. 123 (Revised 2004), “Share-Based Payment” was issued. SFAS No. 123(R) provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company is required to apply SFAS No. 123(R) in fiscal year end 2006, which is the first fiscal year that begins after June 15, 2005.

Beginning in the fourth quarter of fiscal 2004, the Company ceased issuing stock options to employees. Restricted stock, the cost of which is required to be recognized as expense, is now issued to employees. As a result, the adoption of SFAS No. 123(R) is not expected to have a significant impact on the Company’s overall results of operations or financial position.

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income, net (“AOCI”) and as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. Pretax derivative losses from such hedges recorded as an adjustment to Interest expense were $600 and $1,426 during the three and six months ended April 3, 2005, respectively, and $1,315 and $2,531 during the three and six months ended March 28, 2004, respectively. The pretax adjustment to Interest expense for ineffectiveness from such hedges included in the amounts above, was a loss of $11 and $109 during the three and six months ended April 3, 2005, respectively, and $68 and $64 during the three and six months ended March 28, 2004, respectively. At April 3, 2005 and September 30, 2004, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 3.974% for a notional principal amount of $70,000 through October 2005 and 3.799% for a notional principal amount of $100,000 through November 2005. The derivative net loss on these contracts recorded in AOCI at April 3, 2005 was $50, net of tax benefit of $29. The derivative net loss on these contracts recorded in AOCI at September 30, 2004 was $1,375, net of tax benefit of $843.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecast third party payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are cash flow hedges of forecast product or raw material purchases. Until the forecast purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the forecast purchase is recognized, the fair value of the related hedges is reclassified as an adjustment to purchase price variance in Cost of goods sold. Pretax derivative (losses) from such hedges recorded as an adjustment to Cost of good sold were $(69) for both the three and six months ended April 3, 2005. No pretax derivative losses from such hedges were recorded as an adjustment to Cost of goods sold during the three and six months ended March 28, 2004. Following the purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related liability recorded in the Condensed Consolidated Balance Sheet (unaudited). Pretax derivative (losses) from such hedges recorded as an adjustment

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

to earnings in Other income, net were $(89) for both the three and six months ended April 3, 2005. No pretax derivative (losses) from such hedges were recorded as an adjustment to earnings in Other income, net during the three and six months ended March 28, 2004. At April 3, 2005 and September 30, 2004, the Company had $28,280 and $0, respectively, of such foreign exchange derivative contracts outstanding. The pretax derivative adjustment to earnings for ineffectiveness from these contracts at April 3, 2005 and September 30, 2004 was immaterial.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. Pretax derivative (losses) gains from such hedges recorded as an adjustment to earnings in Other income, net were $(466) and $(528) during the three and six months ended April 3, 2005, respectively, and $23 and $118 during the three and six months ended March 28, 2004, respectively. At April 3, 2005 and September 30, 2004, the Company had $35,821 and $480, respectively, of such foreign exchange derivative contracts outstanding. The pretax derivative adjustment to earnings for ineffectiveness from these contracts at April 3, 2005 and September 30, 2004 was immaterial.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and diammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the swaps is reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. Pretax derivative gains of $1,173 and $1,379 were recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity during the three and six month periods ended April 3, 2005 and $636 and $868 for the three and six month periods ended March 28, 2004, respectively. The hedges are generally highly effective, however, a derivative loss of $75 was recorded as an adjustment to Cost of goods sold during the three and six month periods ended April 3, 2005. No such amounts were recorded for hedging ineffectiveness during the three and six month periods ended March 28, 2004. At April 3, 2005 and September 30, 2004, the Company had a series of such swap contracts outstanding through October 2005 with a contract value of $10,989 and $15,234, respectively. The derivative net gain on these contracts recorded in AOCI at April 3, 2005 was $1,986, net of tax expense of $1,155. The derivative net gain on these contracts recorded in AOCI at September 30, 2004 was $1,109, net of tax expense of $655.

3 OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three and six months ended April 3, 2005 and March 28, 2004 are as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Net (loss) income	$(1,931)	$2,602	$25,998	$24,801
Other comprehensive income:
Foreign currency translation	(10,160)	(2,627)	13,209	7,202
Adjustment of additional minimum pension liability	110	133	1,188	133
Net unrealized (loss) gain on derivative instruments	(396)	29	1,099	1,702

Net change to derive comprehensive income for the period	(10,446)	(2,465)	15,496	9,037

Comprehensive (loss) income	$(12,377)	$137	$41,494	$33,838

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and six months ended April 3, 2005 and March 28, 2004 were primarily attributable to the impact of translation of the net assets of our European operations, primarily denominated in Euros and Pounds Sterling.

4 NET INCOME PER COMMON SHARE

Net income per common share for the three and six months ended April 3, 2005 and March 28, 2004 is calculated based upon the following number of shares:

	Three Months		Six Months
	2005	2004	2005	2004
Basic	43,222	33,096	38,709	32,637
Effect of restricted stock and assumed conversion of options	—	1,373	1,609	1,066

Diluted	43,222	34,469	40,318	33,703

For the three months ended April 3, 2005, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5 INVENTORIES

Inventories, which are stated at lower of cost or market, consist of the following:

	April 3, 2005	September 30, 2004
Raw materials	$118,240	$47,882
Work-in-process	35,899	31,382
Finished goods	327,490	185,462

	$481,629	$264,726

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6 GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	North America	Europe/ROW	Latin America	United	Total
Goodwill:
Balance as of September 30, 2004	$130,173	$105,414	$84,990	$—	$320,577
Goodwill recognized during period	—	6,737	(1,063)	790,605	796,279
Purchase price allocation during period	—	—	(21,685)	—	(21,685)
Effect of translation	9	3,388	2,116	—	5,513

Balance as of April 3, 2005	$130,182	$115,539	$64,358	$790,605	$1,100,684

Intangible Assets:
Trade Names Not Subject to Amortization
Balance as of September 30, 2004, net	$159,000	$161,753	$85,125	$—	$405,878
Additions	—	—	—	316,900	316,900
Purchase price allocation during period	—	—	21,685	—	21,685
Effect of translation	—	6,774	1,444	—	8,218

Balance as of April 3, 2005, net	$159,000	$168,527	$108,254	$316,900	$752,681
Technology Assets, Customer Relationships and Trade Names Subject to Amortization
Balance as of September 30, 2004, gross	$1,385	$14,061	$—	$—	$15,446
Less: Accumulated amortization	(434)	(1,071)	—	—	(1,505)

Balance as of September 30, 2004, net	951	12,990	—	—	13,941
Additions	—	—	—	185,800	185,800
Amortization during period	(44)	(597)	—	(2,347)	(2,988)
Effect of translation	—	744	—	—	744

Balance as of April 3, 2005, net	$907	$13,137	$—	$183,453	197,497
Pension Intangible Assets
Balance as of April 3, 2005	$2,116	$—	$—	$—	$2,116

Total Intangible Assets, net	$162,023	$181,664	$108,254	$500,353	$952,294

The carrying value of technology assets was $38,869, net of accumulated amortization of $1,980 at April 3, 2005 and $12,149, net of accumulated amortization of $1,076, at September 30, 2004. The trade names subject to amortization relate to United. The carrying value of these trade names was $8,450, net of accumulated amortization of $374 at April 3, 2005. Remaining intangible assets subject to amortization include customer relationship intangibles. Of the intangible assets acquired in the United acquisition, customer relationships have been assigned a 12 1/2 year life, technology assets have been assigned a 12 year life and other intangibles have been assigned lives of 1 year to 4 years. The pension intangible asset totaled $2,288 at September 30, 2004.

The Company completed the acquisitions of Ningbo and Microlite during 2004 and the acquisition of United during 2005. During 2005, the Company allocated a portion of the Microlite and United purchase price to unamortizable intangible assets. The allocation consisted of $21,685 (using exchange rates in effect as of September 30, 2004) to the trade name in Brazil, $290,800 to United trade names, and $26,100 to United license agreements.

The purchase price allocation for the United acquisition is based on preliminary estimates and is pending finalization of the valuation of property, plant and equipment, inventory and intangibles. The purchase price allocation for the Microlite acquisition will be finalized upon completion of the valuation of certain fixed assets

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

and intangibles. Future allocations of the United and Microlite purchase prices may impact the amount and segment allocation of goodwill. See also footnote 11, “Acquisitions,” for additional information on the United, Ningbo and Microlite acquisitions.

Amortization expense for the three and six months ended April 3, 2005 and March 28, 2004 is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Proprietary technology amortization	$719	$199	$904	$366
Customer relationships amortization	1,652	59	1,710	108
Trade names amortization	374	—	374	—

	$2,745	$258	$2,988	$474

The Company estimates annual amortization expense for the next five fiscal years will approximate $18,000 per year, excluding the effect of the acquisition of Tetra (see footnote 14, “Subsequent Events,” where the Tetra acquisition is further described).

7 DEBT

Debt consists of the following:

	April 3, 2005		September 30, 2004
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$—	—
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, US Dollar, expiring February 6, 2012	540,000	4.8%	—	—
Term Loan, Canadian Dollar, expiring February 6, 2012	51,600	4.7%	—	—
Term Loan, Euro, expiring February 6, 2012	147,783	4.7%	—	—
Term C Loan, expiring September 30, 2009	—	—	257,000	4.2%
Euro Term C Loan, expiring September 30, 2009	—	—	141,845	5.1%
Revolving Credit Facility, expiring February 6, 2011	106,200	5.7%	—	—
Revolving Credit Facility, expiring September 30, 2008	—	—	37,000	5.7%
Other notes and obligations	17,612	—	20,530	—
Capitalized lease obligations	27,372	—	23,522	—

	1,940,567		829,897
Less current maturities	29,337		23,895

Long-term debt	$1,911,230		$806,002

(A)	Interest rates on Senior Credit Facilities represent the weighted average rates on balances outstanding.

On February 7, 2005, the Company completed it acquisition of United. In connection with that acquisition, the Company completed its offering of $700,000 aggregate principal amount of its 7 3/8% Senior Subordinated Notes due 2015 and its tender offer for United’s 9 7/8% Senior Subordinated Notes due 2009, retired United’s senior credit facilities and replaced the Company’s Senior Credit Facilities with new Senior Credit Facilities. At

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

the time of the refinancing, the outstanding amount of the Revolving Credit Facility was $34,000, the outstanding amount of the Euro denominated Term C Loan was $132,738, and the outstanding amount of the U.S. Term C Loan was $241,344. Additionally, in connection with the refinancing the Company assumed $10,205 of United’s senior subordinated notes which were subsequently repurchased on April 1, 2005. The Company also assumed $3,441 of United capital leases in connection with the acquisition. In connection with the refinancing and the issuance of the new Senior Subordinated Notes, the Company incurred approximately $28,000 in new debt issuance costs, which are being amortized over the life of the debt using the effective interest method. In addition, the Company expensed approximately $12,000 in remaining debt issuance costs associated with the old Senior Credit Facilities. This amount is included in Interest expense in the Condensed Consolidated Statement of Operations (unaudited).

The Company’s Senior Credit Facility includes aggregate Term Loan facilities of $738,000 consisting of a $540,000 U.S. Dollar Term Loan which replaced the pre-existing outstanding amount $257,000 Term C Loan (USD), a €114,000 Term Loan ($147,783 at April 3, 2005) which replaced the pre-existing outstanding amount €102,500 Term Loan, a CAD $62,400 Term Loan (USD $51,600 at April 3, 2005), and a new Revolving Credit Facility of $300,000 which replaced the pre-existing $120,000 Revolving Credit Facility and the €40,000 Revolving Credit Facility of which $34,000 and €0, respectively, were outstanding. The new Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros and the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35,000.

Approximately $166,000 remains available under the Revolving Credit Facility as of April 3, 2005, net of approximately $28,000 of outstanding letters of credit.

Including the refinancing mentioned above, during the six months ended April 3, 2005, the Company made gross payments of $610,774 on the prior Term Loans, Revolving Credit Facilities and Senior Subordinated Notes, $79,005 on the new Term Loans, Revolving Credit Facilities and assumed Senior Subordinated Notes, and $3,441 on capital leases and other notes and obligations. Additionally, during the same period the Company’s borrowings included $169,000 under the prior Revolving Credit Facility and $1,622,630 under the new Term Loans, new Revolving Credit Facilities and new Senior Subordinated Notes.

The interest and fees per annum are calculated on a 365-day basis for Base Rate loans and loans denominated in Pounds Sterling. For all other denominations, interest and fees per annum are calculated on the basis of a 360-day year. The interest rates per annum applicable to the Senior Credit Facility are the Eurocurrency Rate plus the Applicable Margin, or at the Company’s option in the case of advances made in U.S. Dollars, the Base Rate plus the Applicable Margin. The fees associated with these facilities were capitalized and are being amortized over the term of the facilities.

In addition to principal payments, the Company is required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

The new Senior Credit Facility contains financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Fourth Agreement (and consistent with the Third Agreement), the limits imposed by such ratios become more restrictive over time. In addition, the Fourth Agreement restricts the Company’s ability to incur additional indebtedness, create liens,

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of the assets of the Company, and (ii) is guaranteed by certain of the Company’s subsidiaries.

The terms of both the $350,000 and $700,000 Senior Subordinated Notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a customary event of default, including a change of control. In addition, the terms of the notes restrict or limit the ability of the Company and its subsidiaries to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (v) make asset sales, (vi) enter into transactions with affiliates, and (vii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

The Company was in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes that were in effect as of and during the period ended April 3, 2005.

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $544,000, net of cash acquired and inclusive of debt related fees. The acquisition utilized approximately $500,000 of an incremental Term Loan Facility and approximately $44,000 of the Revolving Credit Facility (see footnote 14, “Subsequent Events,” where the Tetra acquisition is further described).

8 EMPLOYEE BENEFIT PLANS

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries. Plans generally provide benefits of stated amounts for each year of service. The Company’s practice is to fund pension costs at amounts within the acceptable ranges established by the Employee Retirement Income Security Act of 1974, as amended.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate.

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

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s results of operations for the three and six months ended April 3, 2005 and March 28, 2004, respectively, reflect the following pension and deferred compensation benefit costs.

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation cost	2005	2004	2005	2004
Service cost	$353	$465	$758	$929
Interest cost	1,104	992	2,142	1,984
Expected return on assets	(573)	(546)	(1,095)	(1,093)
Amortization of prior service cost	48	72	137	144
Amortization of transition obligation	11	11	22	22
Loss on curtailments	—	—	—	—
Recognized net actuarial loss	142	193	288	386

Net periodic benefit cost	$1,085	$1,187	$2,252	$2,372

	Three Months		Six Months
Pension and deferred compensation contributions	2005	2004	2005	2004
Contributions made during period	$216	$686	$479	$1,193

9 SHAREHOLDERS’ EQUITY

The following table details activity in shareholders’ equity for the six months ended April 3, 2005:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Notes Receivable from Officers/ Shareholders	Treasury Stock	Unearned Compensation	Total Shareholders’ Equity
	Number of Shares	Share Amount
Balances at September 30, 2004	34,683	$642	$224,962	$220,483	$10,621	$(3,605)	$(130,070)	$(6,989)	$316,044
Net income	—	—	—	25,998	—	—	—	—	25,998
Adjustment of additional minimum pension liability	—	—	—	—	1,188	—	—	—	1,188
Cumulative translation adjustment	—	—	—	—	13,209	—	—	—	13,209
Other unrealized gains and losses	—	—	—	—	1,099	—	—	—	1,099
Issuance of restricted stock, net of forfeitures	1,228	13	41,633	—	—	—	—	(41,646)	—
Exercise of stock options	1,108	11	25,976		—	—	—	—	25,987
Treasury shares issued, net	13,709	—	378,819	—	—	—	59,266	—	438,085
Note payments from officers/shareholders	—	—	—	—	—	2,650	—	—	2,650
Amortization of unearned compensation	—	—	—	—	—	—	—	4,508	4,508

Balances at April 3, 2005	50,728	$666	$671,390	$246,481	$26,117	$(955)	$(70,804)	$(44,127)	$828,768

The Company granted approximately 1,231 shares of restricted stock during the six months ended April 3, 2005. Of these grants, approximately 527 shares will vest over a three-year period, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company’s performance during the three-year period. Approximately 317 shares granted will be 100% vested on February 7, 2008 if specified performance targets are met. If those performance targets are not met, the shares will vest on February 7, 2012. The remaining 387 shares vest at varying dates through 2009, including 253 that vest in 2008. All vesting dates are subject to the recipient’s continued employment with the Company. The total

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

market value of the restricted shares on the date of grant was approximately $41,646 which has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

Also during the six months ended April 3, 2005, the Company issued approximately 1,108 shares of common stock resulting from the exercise of stock options with an aggregate cash exercise value of approximately $17,101. The Company recognized a tax benefit of approximately $8,889 associated with the exercise of these stock options, which was accounted for as an increase in Additional paid-in capital.

In addition, the Company issued 13,750 shares of common stock from treasury as partial consideration for the United acquisition (see footnote 11, “Acquisitions,” where the United acquisition is further described). The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

10 SEGMENT RESULTS

The Company manages operations in four reportable segments, including three based primarily upon geographic area (North America, Latin America and Europe/ROW) and the fourth (“United”) based on its acquisition of United Industries. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/Rest of World (“Europe/ROW”) includes the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts business.

Net sales and Cost of goods sold to other segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

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

Segment information for the three and six months ended April 3, 2005 and March 28, 2004, and at April 3, 2005 and September 30, 2004 is as follows:

	Three Months		Six Months
	2005	2004	2005	2004
Net sales from external customers
North America	$112,568	$114,501	$328,382	$348,305
Europe/ROW	144,291	132,676	366,563	316,657
Latin America	49,624	30,846	102,307	67,071
United	228,028	—	228,028	—

Total segments	$534,511	$278,023	$1,025,280	$732,033

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	Three Months		Six Months
	2005	2004	2005	2004
Intersegment net sales
North America	$10,886	$29,652	$21,427	$53,184
Europe/ROW	3,250	5,130	7,774	8,237
Latin America	1,355	3	1,386	95
United	—	—	—	—

Total segments	$15,491	$34,785	$30,587	$61,516

	Three Months		Six Months
	2005	2004	2005	2004
Segment profit
North America	$22,693	$19,728	$63,975	$53,595
Europe/ROW	19,409	20,328	55,369	53,134
Latin America	3,594	3,676	9,355	6,110
United(A)	13,945	—	13,945	—

Total segments	59,641	43,732	142,644	112,839

Corporate expense	23,774	17,394	45,543	35,729
Restructuring and related charges	157	3,795	157	4,895
Interest expense(B)	38,966	16,073	55,922	33,424
Other income, net	(18)	(471)	(24)	(1,733)
Minority interest	(113)	—	(143)	—

(Loss) income from continuing operations before income taxes	$(3,125)	$6,941	$41,189	$40,524

(A)	The three and six month periods ended April 3, 2005 include a charge to Cost of goods sold of $27,695 related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to United’s acquired inventory.
(B)	The three and six month periods ended April 3, 2005 include $12,033 in debt issuance costs written off in connection with the debt refinancing that occurred at the time of the United acquisition.

	April 3, 2005	September 30, 2004
Segment assets
North America	$596,607	$645,396
Europe/ROW	605,672	599,158
Latin America	299,204	295,926
United	1,659,441	—

Total segments	3,160,924	1,540,480
Corporate	313,430	95,489

Total assets at period end	$3,474,354	$1,635,969

11 ACQUISITIONS

Acquisition of United

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden care and household

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

insect control markets in North America and a leading supplier of quality products to the pet supply industry in the United States. United has approximately 2,800 employees throughout North America and is organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United allows the Company to gain significant presence in several new consumer products markets, including categories that will significantly diversify the Company’s revenue base.

The results of United’s operations since February 7, 2005 are included in the Company’s Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended April 3, 2005. The financial results of the United acquisition are reported as a separate segment. United contributed $228,028 in net sales and recorded operating income of $13,945 for the three and six months ended April 3, 2005.

The aggregate purchase price was approximately $1,504,000, which includes cash consideration of approximately $1,043,000, common stock of the Company totaling approximately $439,000, acquisition related expenditures of approximately $22,000, plus assumed debt of approximately $14,000. Cash acquired and included in current assets consisted of approximately $22,000. The value of common stock was determined based on 13,750 shares at $31.94 per share. The share price of $31.94 used in the calculation of the purchase price is based on a five-day average beginning on December 30, 2004.

The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired, which may impact the estimates of the fair value of net assets acquired in the transaction. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At February 7, 2005 ($000s)
Current assets	$414
Property, plant and equipment	89
Intangible assets	503
Goodwill	791
Other assets	136

Total assets acquired	1,933
Current liabilities	(141)
Total debt	(14)
Long-term liabilities	(274)

Total liabilities assumed	(429)

Net assets acquired	$1,504
Less: Cash acquired	(22)

Payments for acquisition	$1,482

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

The results of Microlite’s operations are included in the Company’s Condensed Consolidated Statement of Operations (unaudited) for the three and six months ended April 3, 2005. The financial results of the Microlite

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

acquisition are reported as part of the Latin America segment. Microlite contributed $15,972 and $30,467 in net sales, and recorded operating income of $1,452 and $2,256 for the three and six months ended April 3, 2005, respectively.

The total cash paid for Microlite was approximately $30,000, which includes approximately $21,100 in purchase price, acquisition related expenditures of approximately $1,900, plus approximately $8,000 of assumed debt. Cash acquired totaled approximately $200. Prepaid contingent consideration totaling $7,000 (recorded in Prepaid expenses and other in the Condensed Consolidated Balance Sheet (unaudited) as of April 3, 2005) is included in the $30,000 cash paid. This consideration will be earned by the seller, Tabriza, upon the attainment by Microlite of certain earnings targets to be achieved through June 30, 2005. During 2005, the Company completed the valuation of the Microlite trade name. Approximately $21,685 (using exchange rates in effect as of September 30, 2004) was assigned to the value of this trade name in Brazil. Goodwill was reduced by the same amount in fiscal 2005. The Company is currently finalizing the valuation of assets acquired, which may impact the Company’s estimates of the net assets acquired in the transaction.

Acquisition of Ningbo

On March 31, 2004, the Company acquired an 85% equity interest in Ningbo. During the current quarter, in March 2005, the Company signed an agreement to purchase the remaining 15% equity interest for approximately $2,900. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM, and private label customers.

The results of Ningbo’s operations are included in the Company’s Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended April 3, 2005. The financial results of the Ningbo acquisition are reported as part of Europe/ROW segment. Ningbo contributed $5,454 and $10,587 in net sales for the three and six months ended April 3, 2005, and recorded an operating loss of $578 and $832 for the three and six months ended April 3, 2005.

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The total cash paid for Ningbo was approximately $17,000, which includes approximately $16,000 in purchase price, direct acquisition related expenditures of approximately $600, plus approximately $14,000 of assumed debt. Cash acquired totaled approximately $5,500.

Supplemental Pro Forma information: The following reflects the Company’s pro forma results had the results of the United and Microlite businesses been included for all periods beginning after September 30, 2003. Adjustments to the number of shares used to calculate earnings per share have also been made to present shares as if the 13,750 treasury shares issued in connection with the United acquisition were outstanding on October 1, 2003. The results of Ningbo are not included in the pro forma results as the acquisition is not material.

	Three Months		Six Months
	2005	2004	2005	2004
Net sales
Reported net sales	$534,511	$278,023	$1,025,280	$732,033
United pro forma adjustments	71,829	287,812	217,551	422,209
Microlite pro forma adjustments	—	12,433	—	29,129

Pro forma net sales	$606,340	$578,268	$1,242,831	$1,183,371

(Loss) income from continuing operations
Reported (loss) income from continuing operations	$(1,931)	$4,303	$25,998	$25,125
United pro forma adjustments	(13,615)	20,103	(23,773)	109,323
Microlite pro forma adjustments	—	(3,725)	—	(7,297)

Pro forma (loss) income from continuing operations	$(15,546)	$20,681	$2,225	$127,151

Pro forma basic earnings per share
(Loss) income from continuing operations	$(0.04)	$0.09	$0.54	$0.54
United pro forma adjustments	(0.28)	0.43	(0.49)	2.36
Microlite pro forma adjustments	—	(0.08)	—	(0.16)

Pro forma (loss) income from continuing operations	$(0.32)	$0.44	$0.05	$2.74

Pro forma diluted earnings per share
(Loss) income from continuing operations	$(0.04)	$0.09	$0.52	$0.53
United pro forma adjustments	(0.28)	0.42	(0.48)	2.30
Microlite pro forma adjustments	—	(0.08)	—	(0.15)

Pro forma (loss) income from continuing operations	$(0.32)	$0.43	$0.04	$2.68

The pro forma results of operations include certain charges and other items related to the United acquisition that are not expected to recur. For the quarter ended April 3, 2005, these charges include approximately $28,000 charged to Cost of goods sold related to the fair value adjustment applied to United’s acquired inventory, the write-off of approximately $12,000 of debt issuance costs charged to Interest expense related to the debt refinancing that occurred in connection with the acquisition, approximately $12,000 of transaction related costs incurred by United and approximately $1,000 of amortization expense related to intangible assets. For the quarter ended January 2, 2005, these charges include approximately $3,000 incurred by United related to its acquisition of United Pet Group and approximately $1,000 of amortization expense related to intangible assets. For the quarter ended December 28, 2003, these items include a reduction of income tax expense of approximately $104,000, reflecting a full reversal of United’s valuation allowance originally established against the tax deductible goodwill deduction and certain net operating loss carryforwards that were generated in 1999 through 2003. Lastly, consolidated interest expense in all periods presented is expected to be reduced due to the Company’s retirement of United debt at the date of acquisition.

The pro forma results of operations also include certain charges incurred by Microlite that are not expected to recur. These charges include interest expense which will be reduced as a result of the Company’s recapitalization of assumed debt, and lowered interest rates and hedging costs as a result of the recapitalized debt

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

and access to more efficient capital markets. In addition, the pro forma results include charges related to the establishment of valuation allowances for certain deferred tax assets prior to acquisition.

12 RESTRUCTURING AND RELATED CHARGES

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

The Company currently has assets held for sale totaling approximately $6,163 included in Prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheet (unaudited). Assets included in this balance include the Madison, Wisconsin manufacturing facility, the Remington facility in Bridgeport, Connecticut and various properties held for sale in the Dominican Republic and Venezuela.

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

2004 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual Balance at September 30, 2004	$1,946	$2,007	$3,953
Cash expenditures	(1,529)	(618)	(2,147)

Accrual Balance at April 3, 2005	$417	$1,389	$1,806

All activities associated with the 2004 restructuring activities have been completed, and the remaining cash payments and the disposition of impaired assets will be substantially completed in the current fiscal year.

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

13 COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,077 which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

The Company has certain other contingent liabilities with respect to litigation, claims and contractual agreements arising in the ordinary course of business. Such litigation includes legal proceedings with Philips in Europe with respect to trademark or other intellectual property rights and patent infringement claims by the Gillette Company and its subsidiary Braun Gmbh. In the opinion of management, it is either not likely or premature to determine whether such contingent liabilities will have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

	Affiliate	Other
Remainder 2005	$1,173	$14,055
2006	2,408	24,162
2007	1,890	21,245
2008	1,248	18,706
2009	870	16,391
Thereafter	1,104	59,193

Total minimum lease payments	$8,693	$153,752

All of the operating leases expire during the years 2005 through 2021.

The Company is the lessee of several operating facilities from Rex Realty, Inc., a company owned by certain of the Company’s stockholders and operated by a former United executive and past member of United’s Board of Directors. These affiliate leases expire at various dates through December 31, 2010. The Company has options to terminate the leases by giving advance notice of at least one year. The Company also leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31, 2005 with minimum annual rentals of $700. The Company has two five-year options to renew this lease, beginning January 1, 2006.

14 SUBSEQUENT EVENTS

Corporate Name Change

On May 2, 2005, the Company changed its corporate name from Rayovac Corporation to Spectrum Brands, Inc. This change was approved by the Company’s shareholders at the Company’s annual meeting on April 27, 2005. The Company’s stock now trades on the New York Stock Exchange under the symbol SPC. The Company believes this new name better reflects the Company’s growth strategy of expanding the Company’s portfolio of world-class consumer product brands in a broad array of growth categories.

Acquisition of Tetra

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $544,000, including estimated working capital and net of cash

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

acquired. The acquisition was financed with additional borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility. Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition extends the Company’s leading position in the rapidly growing North American specialty pet supplies category to a global presence. Tetra currently operates in over 90 countries worldwide and holds leading market positions in Germany, the United States, Japan and the United Kingdom. Tetra has approximately 700 employees and generates approximately $232,000 in annual net sales.

15 NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. The Company is currently evaluating the effect, if any, that the manufacturer’s deduction may have on future results.

In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. The Company is in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The range of possible amounts that the Company is considering for repatriation under this provision is between zero and the maximum amount of dividends eligible for the one time deduction under the Act. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time. The Company is awaiting final guidance from the Internal Revenue Service and intends to complete its evaluation in late 2005.

16 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the acquisitions of Remington and United, the Company completed debt offerings of Senior Subordinated Notes. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

The following condensed consolidating financial data (unaudited) illustrates the components of the condensed consolidated financial statements (unaudited). Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate condensed consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

April 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$17,064	$8,293	$18,909	$—	$44,266
Receivables, net	72,797	432,790	250,273	(314,691)	441,169
Inventories	118,219	170,943	192,752	(285)	481,629
Prepaid expenses and other	30,569	24,308	48,178	1,755	104,810

Total current assets	238,649	636,334	510,112	(313,221)	1,071,874
Property, plant and equipment, net	73,764	58,391	140,328	—	272,483
Goodwill	844,621	64,299	191,764	—	1,100,684
Intangible assets, net	247,334	500,400	204,748	(188)	952,294
Deferred charges and other	33,143	74,302	4,248	(73,616)	38,077
Debt issuance costs, net	38,942	—	—	—	38,942
Investments in subsidiaries	1,768,817	584,265	—	(2,353,082)	—

Total assets	$3,245,270	$1,917,991	$1,051,200	$(2,740,107)	$3,474,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$175,239	$307	$17,904	$(164,113)	$29,337
Accounts payable	136,163	152,463	112,431	(120,316)	280,741
Accrued liabilities	39,627	29,321	107,323	—	176,271

Total current liabilities	351,029	182,091	237,658	(284,429)	486,349
Long-term debt, net of current maturities	1,884,475	643	125,790	(99,678)	1,911,230
Employee benefit obligations, net of current portion	29,811	—	40,857	—	70,668
Other	148,269	(33,560)	62,630	—	177,339

Total liabilities	2,413,584	149,174	466,935	(384,107)	2,645,586
Shareholders’ equity:
Common stock	666	(6)	385	(379)	666
Additional paid-in capital	672,294	1,456,870	481,187	(1,938,961)	671,390
Retained earnings	240,594	298,156	96,602	(388,871)	246,481
Accumulated other comprehensive income, net	34,018	13,797	6,091	(27,789)	26,117
Notes receivable from officers/shareholders	(955)	—	—	—	(955)

	946,617	1,768,817	584,265	(2,356,000)	943,699
Less treasury stock, at cost	(70,804)	—	—	—	(70,804)
Less unearned restricted stock compensation	(44,127)	—	—	—	(44,127)

Total shareholders’ equity	831,686	1,768,817	584,265	(2,356,000)	828,768

Total liabilities and shareholders’ equity	$3,245,270	$1,917,991	$1,051,200	$(2,740,107)	$3,474,354

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Months Ended April 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$106,420	$217,289	$229,819	$(19,017)	$534,511
Cost of goods sold	60,872	161,410	142,282	(19,556)	345,008

Gross profit	45,548	55,879	87,537	539	189,503
Operating expenses:
Selling	22,706	34,737	48,272	(89)	105,626
General and administrative	19,917	7,644	13,367	—	40,928
Research and development	5,978	698	406	—	7,082
Restructuring and related charges	51	—	106	—	157

	48,652	43,079	62,151	(89)	153,793
Operating income	(3,104)	12,800	25,386	628	35,710
Interest expense	38,008	(698)	1,656	—	38,966
Other income, net	(24,839)	(12,964)	8,093	29,692	(18)
Minority interest	—	—	(113)	—	(113)

Income (loss) from continuing operations before income taxes	(16,273)	26,462	15,750	(29,064)	(3,125)
Income tax (benefit) expense	(13,713)	5,814	6,705	—	(1,194)

Net loss	$(2,560)	$20,648	$9,045	$(29,064)	$(1,931)

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Six Months Ended April 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$305,739	$241,000	$522,920	$(44,379)	$1,025,280
Cost of goods sold	177,273	184,410	319,661	(43,924)	637,420

Gross profit	128,466	56,590	203,259	(455)	387,860
Operating expenses:
Selling	63,162	35,035	107,935	(186)	205,946
General and administrative	42,722	2,556	26,315	—	71,593
Research and development	11,597	698	925	—	13,220
Restructuring and related charges	51	—	106	—	157

	117,532	38,289	135,281	(186)	290,916
Operating income	10,934	18,301	67,978	(269)	96,944
Interest expense	53,929	(698)	2,691	—	55,922
Other income, net	(54,058)	(52,211)	(4,666)	110,911	(24)
Minority interest	—	—	(143)	—	(143)

Income from continuing operations before income taxes	11,063	71,210	70,096	(111,180)	41,189
Income tax (benefit) expense	(15,347)	6,637	23,901	—	15,191

Net income	$26,410	$64,573	$46,195	$(111,180)	$25,998

SPECTRUM BRANDS, INC. (FORMERLY RAYOVAC CORPORATION)

AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Six Months Ended April 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by continuing operating activities	$(4,559)	$(6,152)	$28,516	$(6,693)	$11,112
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(3,614)	(3,543)	(13,563)	—	(20,720)
Payment for acquisitions, net of cash acquired	(1,041,250)	—	(1,641)	—	(1,042,891)
Intercompany investments	(42,503)	(4,300)	4,300	42,503	—

Net cash used by investing activities	(1,087,367)	(7,843)	(10,904)	42,503	(1,063,611)

Cash flows from financing activities:
Reduction of debt	(689,280)	—	(3,940)	—	(693,220)
Proceeds from debt financing	1,781,630	—	—	—	1,781,630
Debt issuance costs	(28,026)	—	—	—	(28,026)
Proceeds from exercise of stock options	17,101	—	—	—	17,101
Cash repayment of notes receivable from officers/shareholders	2,650	—	—	—	2,650
Proceeds from (advances related to) intercompany transactions	14,291	70,548	100	(84,939)	—

Net cash provided (used) by financing activities	1,098,366	70,548	(3,840)	(84,939)	1,080,135
Effect of exchange rate changes on cash and cash equivalents	8,630	(48,313)	(8,605)	49,129	841

Net increase (decrease) in cash and cash equivalents	15,070	8,240	5,167	—	28,477
Cash and cash equivalents, beginning of period	1,994	53	13,742	—	15,789

Cash and cash equivalents, end of period	$17,064	$8,293	$18,909	$—	$44,266

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; electric shaving and grooming; pet supplies; household insect control; electronic personal care products; and portable lighting. We are a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and battery-powered lighting products and a leading worldwide designer and marketer of electric shavers and accessories, grooming products and hair care appliances. We are also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, aquariums and aquatic supplies, pet health, grooming and food products, and insecticides and repellents.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, 8-in-1 and various other brands. We have 52 manufacturing and product development facilities located in the United States, Europe, China and Latin America. We manufacture alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, pet supplies and insecticides and repellents in our company operated manufacturing facilities. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in China and Japan.

On February 7, 2005, we completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of quality pet supplies in the United States. The aggregate purchase price was approximately $1,504 million, which includes cash consideration of approximately $1,043 million, our common stock totaling approximately $439 million, acquisition related expenditures of approximately $22 million, plus assumed debt of approximately $14 million. United has approximately 2,800 employees throughout North America and is organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United gives us a significant presence in several new consumer products markets, including categories that will significantly diversify our revenue base. Subsequent to the acquisition, the financial results of United are reported as a separate segment within our condensed consolidated results. For the second quarter ended April 3, 2005, United contributed approximately $228 million in net sales and recorded operating income of $13.9 million.

On May 28, 2004, we completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite S.A. (“Microlite”), a Brazilian battery company, from VARTA of Germany and Tabriza of Brazil. The total cash paid was approximately $30 million, including approximately $21 million in purchase price, approximately $7 million of prepaid contingent consideration and approximately $2 million of acquisition related expenditures, plus approximately $8 million of assumed debt. Tabriza will earn the contingent consideration upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation of the total contingent consideration due to Tabriza, which may exceed the $7 million of contingent consideration paid at closing, Tabriza will transfer Microlite’s remaining outstanding capital stock to us. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand in Latin America. In addition, Microlite’s manufacturing facilities will support our business throughout the South American region, resulting in more efficient product sourcing with lower unit costs. Subsequent to the acquisition, the financial results of Microlite are reported as part of our condensed consolidated results in our Latin America segment. Microlite, herein after referred to as our Brazilian operations, contributed approximately $16 million and $30 million in net sales, and recorded operating income of $1 million and $2 million for the second quarter and six months ended April 3, 2005, respectively.

On March 31, 2004, we completed the acquisition of an 85% equity interest in Ningbo Baowang Battery Company, Ltd. (“Ningbo”) of Ninghai, China for approximately $17 million, including $16 million in purchase price and approximately $1 million of direct acquisition related expenditures, plus approximately $14 million of assumed debt. Subsequently in March 2005, we signed an agreement to purchase the remaining 15% equity interest in Ningbo for $2.9 million. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers in North and South America, Europe and Asia. Subsequent to the acquisition, the financial results of Ningbo are reported as part of our condensed consolidated results in our Europe/ROW segment. Ningbo, herein after referred to as our Chinese operations, contributed approximately $5 million and $11 million in net sales, and recorded an operating loss of $0.6 million and $0.8 million for the second quarter and six months ended April 3, 2005, respectively.

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

Fiscal Quarter and Fiscal Six Months Ended April 3, 2005 Compared to Fiscal Quarter and Fiscal Six Months Ended March 28, 2004

Year over year historical comparisons are influenced by our acquisition of United, Microlite and Ningbo, which are included in our current year Condensed Consolidated Statements of Operations (unaudited) but not in prior year results. See footnote 11 to our Condensed Consolidated Financial Statements filed with this report, “Acquisitions,” for supplemental pro forma information providing additional year over year comparisons of the impacts of the acquisitions.

During the six months ended March 28, 2004 (the “Fiscal 2004 Six Months”), we initiated the closing of the Remington Service Centers in the United States and United Kingdom, accelerating an initiative Remington began several years previously. The United States and United Kingdom store closings were completed during Fiscal 2004. Consequently, the results of the Remington Service Centers for the three months ended March 28, 2004 (the “Fiscal 2004 Quarter”) and Fiscal 2004 Six Months are reflected in our Condensed Consolidated Statements of Operations (unaudited) as a discontinued operation. See footnote 2 to our Condensed Consolidated Financial Statements filed with this report, “Significant Accounting Policies—Discontinued Operations.” As a result, and unless specifically stated, all discussions regarding our Fiscal 2004 Quarter and Fiscal 2004 Six Months reflect results for our continuing operations.

Net Sales. Our net sales for the three months ended April 3, 2005 (the “Fiscal 2005 Quarter”) increased to $535 million from $278 million in the Fiscal 2004 Quarter reflecting a 92% increase. Net sales for the six months ended April 3, 2005 (the “Fiscal 2005 Six Months”) increased to $1,025 million from $732 million in the Fiscal 2004 Six Months reflecting a 40% increase. For the Fiscal 2005 Quarter and Fiscal 2005 Six Months, United operations contributed $228 million in net sales. For the Fiscal 2005 Quarter and Fiscal 2005 Six Months, our Brazilian operations contributed approximately $16 million and $30 million in net sales, respectively, and our Chinese operations contributed approximately $5 million and $11 million in net sales, respectively. Favorable foreign exchange rates contributed approximately $11 million and $31 million to the increase during the Fiscal 2005 Quarter and Fiscal 2005 Six Months, respectively.

Consolidated net sales by product line for the Fiscal 2005 Quarter, Fiscal 2004 Quarter, Fiscal 2005 Six Months and Fiscal 2004 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2005	2004	2005	2004
Product line net sales
Batteries	$223	$201	$523	$469
Lights	21	20	47	45
Shaving and grooming	37	36	148	164
Personal care	26	21	79	54
Lawn and garden	150	—	150	—
Household insect control	32	—	32	—
Pet products	46	—	46	—

Total revenues from external customers	$535	$278	$1,025	$732

Gross Profit. Our gross profit margins for the Fiscal 2005 Quarter decreased to 35.4% from 44.2% in the Fiscal 2004 Quarter. Our gross profit margins for the Fiscal 2005 Six Months decreased to 37.8% from 43.2% in the Fiscal 2004 Six Months. These declines were primarily driven by charges recognized related to inventory acquired as part of the United acquisition. In accordance with generally accepted accounting principles in the United States of America, this inventory was revalued as part of the purchase price allocation. This accounting treatment resulted in an increase in acquired inventory of $29 million. During the current quarter, approximately $28 million of the inventory write-up was recognized in cost of goods sold. The remaining amount is expected to be amortized to cost of goods sold in our third quarter and will have an unfavorable impact on that quarter’s gross profit. The inventory valuation has no impact on our cash flow.

Our gross profit margins in the Fiscal 2005 Quarter also declined due to the inclusion of United’s operations, which historically generate gross margins approximating 38%, slightly lower than our legacy business. Lastly, our Chinese and Brazilian operations contributed to the decline in gross margins. Although both these businesses are showing improvement, they currently operate at gross margins significantly lower than the rest of our businesses.

Operating Income. Despite declines in our gross profit margins in the Fiscal 2005, our operating income for Fiscal 2005 Quarter increased to $36 million from $23 million in the Fiscal 2004 Quarter and increased to $97 in the Fiscal 2005 Six Months from $72 million in Fiscal 2004 Six Months. The increases primarily reflect the inclusion of United, which contributed approximately $14 million in operating income in both the Fiscal 2005 Quarter and the Fiscal 2005 Six Months. In addition, results for the Fiscal 2005 Six Months reflect improved profitability in all geographies as we have recognized the benefits of cost improvement initiatives, coupled with the inclusion of a $1.6 million gain on the sale of our idle Mexico City manufacturing facility, offset by a $1.1 million charge associated with final remediation costs at our Madison, WI manufacturing facility, closed in fiscal 2003. Favorable foreign exchange rates contributed approximately $1 million and $8 million to operating income during the Fiscal 2005 Quarter and Fiscal 2005 Six Months, respectively.

Income from Continuing Operations. Our loss from continuing operations for the Fiscal 2005 Quarter was $2 million compared to income of $4 million in the same period last year. Our income from continuing operations for the Fiscal 2005 Six Months increased slightly to $26 million from income of $25 million in the same period last year. In addition to the $28 million inventory charge discussed above, Fiscal 2005 Quarter and Fiscal 2005 Six Months results include the write-off of $12 million in debt issuance costs related to the refinancing of our bank credit facility in connection with the United acquisition.

Discontinued Operations. There were no discontinued operations in the Fiscal 2005 Quarter and Six Months. Losses from discontinued operations of $1.7 million in Fiscal 2004 Quarter and $0.3 million in the Fiscal 2004 Six Months reflect the operating results of our Remington Service Centers.

Segment Results. We currently manage operations in four reportable segments including three based upon geographic area (North America, Latin America and Europe/ROW) and the fourth (“United”) based on our acquisition of United Industries. North America includes the United States and Canada; Latin America includes Mexico, Central America, South America and the Caribbean; Europe/ROW includes continental Europe, the United Kingdom, China, Australia and all other countries in which we conduct business.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that region. Financial information pertaining to our business segments is contained in footnote 10 to our Condensed Consolidated Financial Statements filed with this report, “Segment Results.”

We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes expense associated with purchasing, corporate general and administrative areas and research and development.

North America

	Fiscal Quarter		Six Months
	2005	2004	2005	2004
Net sales to external customers	$113	$115	$328	$348
Segment profit	$23	$20	$64	$54
Segment profit as a % of net sales	20.3%	17.4%	19.5%	15.5%
Assets as of April 3, 2005 and September 30, 2004	$597	$645	$597	$645

Our net sales to external customers in the Fiscal 2005 Quarter decreased to $113 million from $115 million in Fiscal 2004 Quarter. Our net sales to external customers in the Fiscal 2005 Six Months decreased to $328 million from $348 million for Fiscal 2004 Six Months. The 2% and 6% decrease for the Fiscal 2005 Quarter and Fiscal 2005 Six Months, respectively, were primarily due to a decline in the electric shaving category and slight declines in our battery business, offset by over 50% growth in sales of our personal care products.

Our operating profitability in the Fiscal 2005 Quarter increased to $23 million from $20 million in Fiscal 2004 Quarter and for the Fiscal 2005 Six Months increased to $64 million from $54 million in Fiscal 2004 Six Months. The increase in profitability primarily reflects the favorable impact from restructuring and cost improvement initiatives associated with the Remington acquisition, which contributed to lowered operating expenses as a percentage of sales. Our profit margin for Fiscal 2005 Quarter increased to 20.3% from 17.4% in the same quarter last year and to 19.5% for the Fiscal 2005 Six Months from 15.5% for the Fiscal 2004 Six Months.

Our assets in the Fiscal 2005 Six Months decreased to $597 million from $645 million at September 30, 2004. The decrease in assets is primarily attributable to seasonal changes in receivables and inventories due to the impacts of our holiday sales. Intangible assets at April 3, 2005 are approximately $292 million and primarily relate to the Remington acquisition.

Europe/ROW

	Fiscal Quarter		Six Months
	2005	2004	2005	2004
Net sales to external customers	$144	$133	$367	$317
Segment profit	$19	$20	$55	$53
Segment profit as a % of net sales	13.2%	15.0%	15.0%	16.7%
Assets as of April 3, 2005 and September 30, 2004	$606	$599	$606	$599

Our net sales to external customers in the Fiscal 2005 Quarter increased to $144 million from $133 million the previous year representing an 8% increase. Our Chinese operations contributed approximately $5 million to net sales with the balance of the increase attributable to the favorable impact of foreign currency. Our net sales to external customers in the Fiscal 2005 Six Months increased to $367 million from $317 million the previous year representing a 16% increase. Our Chinese operations contributed approximately $11 million to net sales with the balance of the increase primarily attributable to increased sales of Remington shaving, grooming and personal care products and the favorable impact of foreign currency.

Our operating profitability in the Fiscal 2005 Quarter decreased to $19 million from $20 million in the Fiscal 2004 Quarter and increased to $55 million for the Fiscal 2005 Six Months from $53 million in the previous comparable period. The profitability decrease in the Fiscal 2005 Quarter was driven by increased investments in marketing. The profitability increase in the Fiscal 2005 Six Months was primarily driven by the impact of gross profit margin expansion reflecting a favorable product line mix and the favorable impact of foreign currency exchange rates. Segment profitability as a percentage of sales for Fiscal 2005 Quarter decreased to 13.2% from 15.0% in the same quarter last year and to 15.0% for the Fiscal 2005 Six Months from 16.7% for the Fiscal 2004 Six Months as a result of increased investments in marketing and advertising.

Our assets in the Fiscal 2005 Six Months increased to $606 million from $599 million at September 30, 2004. The increase is primarily due to foreign currency translation, which added approximately $39 million to total assets in the Fiscal 2005 Six Months. Intangible assets approximate $297 million of our total assets at April 3, 2005 and primarily relate to the VARTA and Ningbo acquisitions. In March 2005, we signed an agreement to purchase the remaining 15% equity interest in Ningbo for approximately $2.9 million.

Latin America

	Fiscal Quarter		Six Months
	2005	2004	2005	2004
Net sales to external customers	$50	$31	$102	$67
Segment profit	$4	$4	$9	$6
Segment profit as a % of net sales	8.0%	12.9%	8.8%	9.0%
Assets as of April 3, 2005 and September 30, 2004	$299	$296	$299	$296

Our net sales to external customers in the Fiscal 2005 Quarter increased to $50 million from $31 million in the Fiscal 2004 Quarter reflecting a 61% increase. This increase primarily reflects the acquisition of our Brazilian operations, which contributed approximately $16 million in net sales for the quarter, and the favorable impact of foreign currency exchange rates. Our net sales to external customers in the Fiscal 2005 Six Months increased to $102 million from $67 million in the Fiscal 2004 Six Months reflecting a 52% increase. This increase reflects the impact of the acquisition of our Brazilian operations, which contributed approximately $30 million in net sales, and the favorable impact of foreign currency exchange rates.

Our profitability in the Fiscal 2005 Quarter was flat at $4 million as compared to the Fiscal 2004 Quarter and for the Fiscal 2005 Six Months increased to $9 million from $6 million in the previous year. This increase for the Fiscal 2005 Six Months is due to a $2 million positive contribution from our Brazilian operations and a gain on the sale of an idle Mexican manufacturing facility. Our profitability margins in the Fiscal 2005 Quarter decreased to 8.0% from 12.9% in the same period last year and to 8.8% in the Fiscal 2005 Six Months from 9.0% in the previous year primarily as a result of higher Fiscal 2005 Quarter operating expenses in Mexico and raw material price increases in the region.

Our assets in the Fiscal 2005 Six Months increased to $299 million from $296 million at September 30, 2004 and reflect intangible assets of approximately $173 million. The increase primarily reflects the impact of foreign currency translation. The purchase price allocation for the Microlite acquisition has not yet been finalized and future allocations could impact the amount and segment allocation of goodwill and other intangible assets.

United

2005 Three & Six Months
Net sales to external customers	$228
Segment profit	$14
Segment profit as a % of net sales	6.1%
Assets as of April 3, 2005	$1,659

Our net sales to external customers in the eight week period subsequent to the acquisition were $228 million, representing growth of 7% percent from United’s 2004 results assuming the business of Nu-Gro Corporation and United Pet Group were included in the comparable eight week period. Contributing to this growth were our lawn and garden segment which grew 5%, our household insect segment which grew 10%, and our pet division which grew 13%, compared to the comparable periods prior to our ownership.

Our operating profitability in the Fiscal 2005 Quarter and Six Months was $14 million and was impacted by the previously discussed inventory valuation charge of approximately $28 million. Segment profitability as a percentage of sales for Fiscal 2005 Quarter and Six Months was 6.1%.

Our assets as of April 3, 2005 were $1,659 million. Intangible assets approximate $1,291 million of our total assets at April 3, 2005 and primarily resulted from the United acquisition on February 7, 2005 which is described in more detail in previous sections of this report. Amounts assigned to United’s intangible assets may change when valuation reports are finalized.

Corporate Expense. Our corporate expense in the Fiscal 2005 Quarter increased to $24 million from $17 million in the previous year. The increase was primarily due to increases in research and development, legal expenses and costs associated with Sarbanes-Oxley Section 404 compliance. Our corporate expense as a percentage of net sales in the Fiscal 2005 Quarter decreased to 4.4% from 6.3% in the previous year.

Our corporate expenses in the Fiscal 2005 Six Months increased to $46 million from $36 million in the previous year. The increase in expense is primarily due to increased research and development, legal, and compensation expenses and final remediation costs associated with an asset held for sale. Our corporate expense as a percentage of net sales in the Fiscal 2005 Six Months decreased to 4.4% from 4.9% in the previous year.

Restructuring and Related Charges. In 2004, we implemented a series of restructuring initiatives associated with our Remington integration. Restructuring and related charges of $0.2 million incurred during Fiscal 2005 Quarter and Fiscal 2005 Six Months were related to the acquisition of United. The Fiscal 2004 Quarter and Fiscal 2004 Six Months reflect restructuring and related charges related to executive compensation agreements with certain Remington employees.

Interest Expense. Interest expense in the Fiscal 2005 Quarter increased to $39 million from $16 million in the Fiscal 2004 Quarter and increased to $56 million in the Fiscal 2005 Six Months from $33 million in the previous year. These increases were primarily due to the $12 million write-off of debt issuance costs related to the refinancing of our credit facility and increased debt levels, both associated with the United acquisition.

Income Tax Expense. Our effective tax rate on income from continuing operations was 37% for the Fiscal 2005 Quarter and Fiscal 2005 Six Months compared to 38% in the previous year.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2005 Six Months, continuing operating activities provided $11 million in net cash, a decrease of $72 million from last year. This decrease was principally a result of an increase in working capital in the Fiscal 2005 Six Months driven by working capital requirements primarily associated with the United business as well as differences in the timing of accrued liability payments, including approximately $30 million of accrued interest. Seasonal working capital requirements for United peak in the second quarter of our fiscal year.

Investing Activities

Net cash used by investing activities was $1.1 billion for the Fiscal 2005 Six Months as compared to $10.6 million for the Fiscal 2004 Six Months. The increase is directly attributable to the cash investment of approximately $1 billion associated with our acquisition of United. Capital expenditures for Fiscal 2005 are expected to be approximately $65 million.

Equity Financing Activities

We granted approximately 1.2 million shares of restricted stock during the six months ended April 3, 2005. Of these grants, approximately 0.5 million shares will vest over a three-year period, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on our performance during the three-year period. Approximately 0.3 million shares granted will be 100% vested on February 7, 2008 if specified performance targets are met. If those performance targets are not met, the shares will vest on February 7, 2012. The remaining 0.4 million shares vest at varying dates through 2009, including 0.3 million that vest in 2008. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $42 million which has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

In addition, we issued 13.75 million shares of common stock from treasury as partial consideration for the United acquisition. The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

During the Fiscal 2005 Six Months we also issued approximately 1.1 million shares of common stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $17 million. We recognized a tax benefit of approximately $8.9 million associated with the exercise of these stock options, which was accounted for as an increase in Additional paid-in capital and included as a non cash adjustment in cash flows from operating activities.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

On February 7, 2005, we completed our acquisition of United. In connection with that acquisition, we completed our offering of $700 million aggregate principal amount of our 7 3/8% Senior Subordinated Notes due 2015 and our tender offer for the majority of United’s 9 7/8% Senior Subordinated Notes due 2009, retired United’s senior credit facilities and replaced our Senior Credit Facilities with new Senior Credit Facilities. At the time of the refinancing, the outstanding amount of the Revolving Credit Facility was $34 million, the outstanding amount of the Euro denominated Term C Loan was approximately $133 million, and the outstanding amount of the U.S. Term C Loan was approximately $241 million. Additionally, in connection with the refinancing we assumed and repurchased the remaining approximately $10 million of United’s senior subordinated notes on April 1, 2005.

In connection with the refinancing and the issuance of the new Senior Subordinated Notes, we incurred approximately $28 million in new debt issuance costs, which are being amortized over the life of the debt using the effective interest method. In addition, we expensed approximately $12 million in remaining debt issuance costs associated with the old Senior Credit Facilities. This amount is included in Interest expense in the Condensed Consolidated Statement of Operations (unaudited).

Our Senior Credit Facilities include a U.S. $540 million Term Loan, a €114 million Term Loan ($148 million at April 3, 2005); a CAD $62 million Term Loan (USD $52 million at April 3, 2005); and a Revolving Credit Facility of $300 million. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros, the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35 million

As of April 3, 2005, the following amounts were outstanding under these facilities: $540 million under the U.S. Term Loan, $148 million under the Euro denominated Term Loan, $52 million under the Canadian Dollar denominated Term Loan, and $106 million under the Revolving Credit Facility. In addition, approximately $28 million of the remaining availability under the Revolving Credit Facility was utilized for outstanding letters of credit. Approximately $166 million remains available under this facility as of April 3, 2005.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million associated with our debt offering of the $350 million 8 1/2% Senior Subordinated Notes due in 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of the $700 million 7 3/8% Senior Subordinated Notes due in 2015. We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of April 3, 2005, we estimate annual interest payments of approximately $41 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

The Fourth Restated Agreement (which is consistent with the Third Agreement), as amended, to the Senior Credit Facilities (“the Fourth Agreement”) contains financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Fourth Agreement, the limits imposed by such ratios become more restrictive over time. In addition, the Fourth Agreement restricts our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of these assets, and (ii) is guaranteed by certain of our subsidiaries.

The terms of both the $350 million and $700 million Senior Subordinated Notes permit the holders to require us to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) incur dividend and other restrictions affecting subsidiaries, (v) enter into mergers, consolidations, or sales of all or substantially all of our assets, (vi) make asset sales, (vii) enter into transactions with affiliates, and (viii) issue or sell capital stock of our wholly owned subsidiaries. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries.

We were in compliance with all covenants associated with our Senior Credit Facilities and our Senior Subordinated Notes that were in effect as of and during the period ended April 3, 2005.

On April 29, 2005, we acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $544 million, net of cash acquired and inclusive of debt related fees. The acquisition utilized approximately $500 million of an incremental Term Loan Facility and approximately $44 million of the Revolving Credit Facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than our operating lease obligations detailed below that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations as of April 3, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Condensed Consolidated Balance Sheet (unaudited), such as pension obligations (see footnote 8 to our Condensed Consolidated Financial Statements filed with this report, “Employee Benefit Plans”) (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	Remainder 2005	2006	2007	2008	2009	Thereafter	Total
Debt, excluding capital lease obligations	$24	$9	$9	$9	$9	$1,853	$1,913
Capital lease obligations, including executory costs and imputed interest	2	2	2	2	2	18	28

	26	11	11	11	11	1,871	1,941
Operating lease obligations	15	27	23	20	17	60	162
Purchase obligations(A)	192	55	50	7	—	—	304

Total Contractual Obligations	$233	$91	$84	$38	$28	$1,931	$2,407

(A)	Purchase obligations consist primarily of obligations to purchase specified quantities of raw materials and finished products.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of April 3, 2005, consisting primarily of standby letters of credit which back the performance of certain of our entities under various credit facilities and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	Remainder 2005	2006	2007	2008	2009	Thereafter	Total
Letters of credit	$28	$—	$—	$—	$—	$—	$28

Total Other Commercial Commitments	$28	$—	$—	$—	$—	$—	$28

Critical Accounting Policies and Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present the financial position and results of operations of the Company. There have been no significant changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in footnote 2 to our Condensed Consolidated Financial Statements filed with this report, “Significant Accounting Policies—Derivative Financial Instruments”.

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

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc, urea and diammonium phosphates used in the manufacturing process. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

As of April 3, 2005, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $1.3 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $5.7 million.

As of April 3, 2005, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $6.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $1.7 million.

As of April 3, 2005, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.4 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.6 million.

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

Some of the above-mentioned factors are described in further detail in the section which follows entitled “Risk Factors.” You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of April 3, 2005 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

RISK FACTORS

The following risk factors include risks resulting from our acquisitions of United on February 7, 2005 and of Tetra on April 29, 2005. As used in this “Risk Factors” section, unless specified otherwise or the context requires, the terms “Spectrum,” “we,” “us,” “our” and other similar terms refer to Spectrum and its consolidated subsidiaries, giving effect to the acquisitions of United and Tetra and, therefore, include United and Tetra.

We participate in very competitive markets and we may not be able to compete successfully.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Gillette), Energizer and Panasonic (a brand of Matsushita). In the lawn and garden and household insect control markets, our principal national competitors are The Scotts Company, Central Garden & Pet Company, The Clorox Company, Bayer A.G. and S.C. Johnson. In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Gillette), Norelco (a brand of Philips), Vidal Sassoon, Revlon and Hot. In the pet supplies market, our primary competitors are The Hartz Mountain Corporation and Central Garden & Pet Company. In each of our markets, we also compete with numerous other competitors.

We and our competitors compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•	We compete against many well established companies that may have substantially greater financial and other resources, including personnel and research and development resources, greater overall market share and fewer regulatory burdens than we do.

•	In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives.

•	Product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.

•	Consumer preferences may change to products other than those we market.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PETsMART, Canadian Tire, PetCo and Gigante. Prior to our acquisition of Tetra, Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 18% of our pro forma consolidated net sales in fiscal 2004. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that United and Tetra will be successfully integrated.

If we cannot successfully integrate the operations of United, including the operations of United Pet Group and Nu-Gro, and Tetra we may experience material adverse consequences to our business, financial condition and results of operations. The integration of separately-managed companies operating in distinctly different markets involves a number of risks, including, but not limited to, the following:

•	the risks of entering markets in which we have no prior experience;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	demands on management related to the significant increase in our size after the acquisition of United and Tetra;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different corporate cultures and practices, and of broad and geographically dispersed personnel and operations;

•	difficulties in the integration of departments, information technology systems, accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

•	expenses of any undisclosed or potential legal liabilities.

Prior to the acquisitions of United and Tetra, Spectrum, United and Tetra operated as separate entities. In addition, United Pet Group and Nu-Gro operated as separate entities until acquired by United in 2004. We may not be able to maintain the levels of revenue, earnings or operating efficiency that any one of these entities had achieved or might achieve separately. The unaudited pro forma condensed consolidated financial results of operations of Rayovac and United previously filed cover periods during which they were not under the same management and, therefore, may not be indicative of our future financial condition or operating results. Successful integration of each company’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, eliminate redundant and excess costs. The anticipated savings opportunities are based on projections and assumptions, all of which are subject to change. We may not realize any of the anticipated benefits or savings to the extent or in the time frame anticipated, if at all, or such benefits and savings may require higher costs than anticipated.

We may fail to identify suitable acquisition candidates, our acquisition strategy may divert the attention of management and our acquisitions may not be successfully integrated into our existing business.

We intend to pursue increased market penetration and expansion of our current product offerings through additional strategic acquisitions. We may fail to identify suitable acquisition candidates, and even if we do, acquisitions may not be completed on acceptable terms or successfully integrated into our existing business. Any acquisition we make could be of significant size and involve either domestic or international parties. The acquisition and integration of a separate organization would divert management attention from other business activities. Such a diversion, together with other difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue additional stock to finance acquisitions. Such funds might not be available on terms as favorable to us as our current borrowing terms and could increase our leveraged position.

If we are unable to improve existing products and develop new, innovative products, or if our competitors introduce new or enhanced products, our sales and market share may suffer.

Our future success will depend, in part, upon our ability to improve our existing products and to develop, manufacture and market new innovative products. If we fail to successfully introduce, market and manufacture new products or product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations.

Both we and our competitors make significant investments in research and development. If our competitors successfully introduce new or enhanced products that eliminate technological advantages our products may have in a certain market segment or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in market segments affected by these changes. In addition, we may be unable to compete if our competitors develop or apply technology which permits them to manufacture products at a lower relative cost. The fact that many of our principal competitors have substantially greater resources than us increases this risk. The patent rights or other intellectual property rights of third parties, restrictions on our ability to expand or modify manufacturing capacity or constraints on our research and development activity may also limit our ability to introduce products that are competitive on a performance basis.

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

In many of the developing countries in which we operate, there has not been significant governmental regulation relating to the environment, occupational safety, employment practices or other business matters routinely regulated in the United States. As such economies develop, it is possible that new regulations may increase the expense of doing business in such countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and with closing manufacturing facilities.

We may face a number of risks related to foreign currencies.

Our foreign sales and certain of our expenses are transacted in foreign currencies. With the exception of purchases of Remington products, which are denominated entirely in U.S. dollars, substantially all third-party materials purchases are transacted in the currency of the local operating unit. In fiscal 2004, on a pro forma basis, after giving effect to the acquisition of United (but excluding Tetra’s net sales), approximately 38% of our net sales and 33% of our operating expenses were denominated in currencies other than U.S. dollars. Our recent results benefited from increases in the value of the Euro against the U.S. dollar. Significant increases in the value of the U.S. dollar in relation to foreign currencies could have a material adverse effect on our business, financial condition and results of operations. While we generally hedge a portion of our foreign currency exposure, we are still vulnerable to the effects of currency exchange rate fluctuations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

Sales of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate; adverse business or economic conditions could adversely affect our business.

Sales of our battery, electric shaving and grooming, lawn and garden and household insect control products are seasonal. A large percentage of net sales for our battery and electric personal care products occur during the fiscal quarter ending on or about December 31, due to the impact of the December holiday season, and a large percentage of our net sales for our lawn and garden and household insect control products occur during the spring and summer. As a result of this seasonality, our inventory and working capital needs relating to these businesses fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. Furthermore, adverse business or economic conditions during those applicable periods could materially adversely affect our business, financial condition and results of operations.

We may not be able to adequately establish and protect our intellectual property rights.

To establish and protect our intellectual property rights, we rely upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants. The measures we take to protect our intellectual property rights may prove inadequate to prevent misappropriation of our technology or other intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also invented by us, or a trademark application claiming a trademark, service mark, or trade dress also used by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office or any similar foreign agency. In addition, our intellectual property rights may be challenged by third parties. Even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Furthermore, competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect intellectual property rights to the same extent as do the laws of the U.S. which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If this technology were licensed to a competitor, it could have a material adverse effect on our business, financial condition and results of operations.

Third-party intellectual property infringement claims against us could adversely affect our business.

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. For example, we are a defendant in a patent infringement lawsuit in which Braun, a subsidiary of Gillette, has alleged our “Smart System” shaving system infringes two of Braun’s U.S. patents and we are also involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays, or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign or re-brand our products or redesign our processes to avoid actual or potential intellectual property infringement. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternative technology, trademarks, or trade dress on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a few suppliers located in Asia and one of our U.S. facilities for many of our electric shaving and grooming and electric personal care products makes us vulnerable to a disruption in the supply of our products.

Substantially all of our electric shaving and grooming and electric personal care products are manufactured by suppliers located in China and Japan. Although we have long-standing relationships with many of these suppliers, we do not have long-term contracts with them. Any adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

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

The principal raw materials used to produce our products—including zinc powder, electrolytic manganese dioxide powder, steel and granular urea—are sourced on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply/demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging transactions in an attempt to effectively manage our raw materials costs for the next six to twelve months. These efforts may not be effective and, if we are unable to pass on raw materials price increases to our customers, our future profitability may be materially adversely affected.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our lawn and garden business, which increases our dependence upon and exposure to those suppliers. Also, certain agreements we have with our suppliers for our lawn and garden business are scheduled to expire in 2005 and 2006. Some of those agreements include caps on the price we pay for our supplies from the relevant supplier. In certain instances, these caps have allowed us to purchase materials at below market prices. Any renewal of those contracts may not include or reduce the effect of those caps and could even impose above market prices in an attempt by the applicable supplier to make up for any below market prices it had received from us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Adverse weather conditions during our peak selling season for our lawn and garden and household insecticide and repellent products could have a material adverse effect on our business, financial condition and results of operations.

Weather conditions in North America have a significant impact on the timing of sales of certain of our household products in the spring selling season and our overall annual sales. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides and fertilizers. In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and insecticide sales and therefore our business, financial condition and results of operations.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our current executive officers and we will likely depend on the senior management of any business we acquire in the future. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of these persons or if we are unable to attract and retain qualified replacements.

Class action lawsuits, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

Spectrum and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action lawsuits. Regardless of their subject matter or the merits, class action lawsuits may result in significant cost to us, which may not be covered by insurance, divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

We may be exposed to significant product liability claims which our insurance may not cover and which could harm our reputation.

In the ordinary course of our business, we may be named defendants in lawsuits involving product liability claims. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. These matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, we cannot assure you that our insurance policies will provide coverage for any claim against us or will be sufficient to cover all possible liabilities. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products.

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

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties, including without limitation, the effect of the generation and disposal of wastes such as manganese, cadmium and mercury, which are or may be considered hazardous, and releases from underground storage tanks. We have not conducted invasive testing to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, there can be no assurance that material liabilities will not arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in investigative or remedial projects at a few of our facilities. There can be no assurance that our liabilities in respect of investigative or remedial projects at our facilities will not be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. While we currently have no pending CERCLA or similar state matters, we may be named as a potentially responsible party at sites in the future and the costs and liabilities associated with these sites may be material.

Compliance with various public health, consumer protection, consumer product and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of the Company’s products and facilities are regulated by the United States Environmental Protection Agency (the “EPA”), the United States Food and Drug Administration or other federal consumer protection and product safety regulations, as well as similar registration, approval and other requirements under State and foreign laws and regulations. In the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this exposure. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in 2000, Dow AgroSciences L.L.C., an active ingredient registrant, voluntarily agreed to a withdrawal of virtually all residential uses of chlorpyrifos, an active ingredient United used in its lawn and garden products under the name Dursban™ until January 2001. This had a material adverse effect on United’s operations resulting in a charge of $8.0 million in 2001. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide and fertilizer products may be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), or that users post notices on properties to which products have been or will be applied, notification to individuals in the vicinity that products will be applied in the future, may provide that the product cannot be applied for aesthetic purposes, or may ban the use of certain ingredients. Compliance with public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to our lawn and garden and household insecticide and repellent products, such as fertilizers, growing media, herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of our legal proceedings since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, other than the settlement of the proceedings with Norelco Consumer Products Company, the terms of which are not material to our business or financial condition.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2005

SPECTRUM BRANDS, INC.

By:	/S/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by an among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 18, 2005).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005.*

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc.*

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, effective as of October 1, 2004, by and between Rayovac Corporation and David A. Jones (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2002, filed with the SEC on December 14, 2004).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Rayovac Corporation and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Rayovac Europe GmbH and Remy Burel (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Separation Agreement and Release between the Company and Lester Lee dated April 13, 2005 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2005).

Exhibit 10.6	Building Lease between Rayovac Corporation and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987 (filed by incorporation by reference to the Registration Statement on form S-1 filed with the SEC on December 13, 1996).

Exhibit 10.7	Amendment, dated December 31, 1998, between Rayovac Corporation and SPG Partners, to the Building Lease, between Rayovac Corporation and SPG Partners, dated May 14, 1985 (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the SEC on February 17, 1999).

Exhibit 10.8	Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.9	Addendum No. 2 to Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 10.10	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.11	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer

Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.12	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.13	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.14	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.16	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.17	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.18	Joint Venture Agreement, dated July 28, 2002, by and among Rayovac Corporation, VARTA AG and ROV German Limited GmbH, as amended (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2002).

Exhibit 10.19	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.20	Lease by and between Rex Realty Co., Lessor, and United Industries Corporation, Lessee, effective December 1, 1995 (filed by incorporation by reference to Exhibit 10.16 to the Form S-4 of United Industries Corporation (SEC file # 333-76055) filed with SEC on April 9, 1999).

Exhibit 10.21	Lease and Agreement between LGH Investment, L.L.C., as Landlord, and Chemical Dynamics, Inc. d/b/a Schultz Company, as Tenant, dated January 18, 2000.*

Exhibit 10.22	Lease Agreement between Pursell Holdings, LLC, as Lessor, and Sylorr Plant Corp., as Lessee, dated October 3, 2002.*

Exhibit 10.23	Trademark License and Manufacturing and Supply Agreement by and between United Industries Corporation and Home Depot U.S.A., Inc. effective as of January 1, 2004 (filed by incorporation by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of United Industries Corporation (SEC file # 333-76055) for the quarterly period ended March 31, 2004, filed with the SEC on May 14, 2004).

Exhibit 10.24	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.25	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.26	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.27	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.28	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.29	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.30	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.31	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.32	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.33	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith