Form 10-Q
period 2005-07-03
Spectrum Brands, Inc.
filed 2005-08-12
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of August 5, 2005, was 50,805,469.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JULY 3, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

July 3, 2005 and September 30, 2004

(Unaudited)

(Amounts in thousands, except per share figures)

	July 3, 2005	September 30, 2004
-ASSETS-
Current assets:
Cash and cash equivalents	$27,007	$15,789
Receivables, less allowances of $44,210 and $23,071, respectively	462,565	289,632
Inventories	470,315	264,726
Prepaid expenses and other	99,555	80,365

Total current assets	1,059,442	650,512
Property, plant and equipment, net	310,701	182,396
Goodwill	1,432,636	320,577
Intangible assets, net	1,169,683	422,106
Deferred charges and other	43,525	35,079
Debt issuance costs, net	40,149	25,299

Total assets	$4,056,136	$1,635,969

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$38,830	$23,895
Accounts payable	280,170	228,052
Accrued liabilities	261,242	146,711

Total current liabilities	580,242	398,658
Long-term debt, net of current maturities	2,297,915	806,002
Employee benefit obligations, net of current portion	73,796	69,246
Other	259,163	44,640

Total liabilities	3,211,116	1,318,546

Minority interest in equity of consolidated affiliates	—	1,379

Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 66,579 and 64,219 shares, respectively; outstanding 50,751 and 34,683 shares, respectively	666	642
Additional paid-in capital	670,523	224,962
Retained earnings	270,192	220,483
Accumulated other comprehensive income, net	13,341	10,621
Notes receivable from officers/shareholders	(955)	(3,605)

	953,767	453,103
Less treasury stock, at cost, 15,828 and 29,536 shares, respectively	(70,813)	(130,070)
Less unearned restricted stock compensation	(37,934)	(6,989)

Total shareholders’ equity	845,020	316,044

Total liabilities and shareholders’ equity	$4,056,136	$1,635,969

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended July 3, 2005 and June 27, 2004

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		NINE MONTHS
	2005	2004	2005	2004
Net sales	$730,445	$308,264	$1,755,725	$1,040,297
Cost of goods sold	446,003	173,555	1,083,424	590,855

Restructuring and related charges	7,807	—	7,807	(1,137)

Gross profit	276,635	134,709	664,494	450,579

Selling	143,662	60,996	349,608	219,837
General and administrative	44,217	28,281	115,810	97,923
Research and development	7,993	6,207	21,214	15,347
Restructuring and related charges	7,365	1,685	7,521	7,717

Total operating expenses	203,237	97,169	494,153	340,824

Operating income	73,398	37,540	170,341	109,755

Interest expense	38,623	15,617	94,544	49,041
Other (income) expense, net	(1,107)	1,340	(1,274)	(392)

Income from continuing operations before income taxes	35,882	20,583	77,071	61,106
Income tax expense	12,171	7,826	27,362	23,225

Income from continuing operations	23,711	12,757	49,709	37,881
(Income) loss from discontinued operations, net of tax benefits of $14 and $539, respectively	—	(57)	—	267

Net income	$23,711	$12,814	$49,709	$37,614

Basic earnings per share:
Weighted average shares of common stock outstanding	48,916	33,648	42,024	32,977
Income from continuing operations	$0.48	$0.38	$1.18	$1.15

Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.48	$0.38	$1.18	$1.14

Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,086	35,388	43,919	34,413
Income from continuing operations	$0.46	$0.36	$1.13	$1.10

Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.46	$0.36	$1.13	$1.09

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 3, 2005 and June 27, 2004

(Unaudited)

(Amounts in thousands)

	NINE MONTHS
	2005	2004
Cash flows from operating activities:
Net income	$49,709	$37,614
Non-cash adjustments to net income:
Discontinued operations	—	267
Depreciation	34,168	24,259
Amortization	8,206	742
Amortization of debt issuance costs	4,188	3,133
Loss on debt extinguishment	12,033	—
Inventory valuation purchase accounting charges	34,961	—
Stock option income tax benefit	10,234	8,150
Non-cash restructuring and related charges	11,132	(1,137)
Other non-cash adjustments	535	(8,313)
Net changes in operating assets and liabilities, net of acquisitions and discontinued operations	(25,536)	16,300

Net cash provided by continuing operating activities	139,630	81,015

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(41,108)	(16,444)
Payment for acquisitions, net of cash acquired of $27,452 and $5,653, respectively	(1,598,703)	(41,980)

Net cash used by investing activities	(1,639,811)	(58,424)
Cash flows from financing activities:
Reduction of debt	(911,208)	(324,937)
Proceeds from debt financing	2,432,266	195,100
Debt issuance costs	(31,109)	(1,351)
Proceeds from exercise of stock options	18,028	18,846
Cash repayment of notes receivable from officers/shareholders	2,650	—

Net cash provided (used) by financing activities	1,510,627	(112,342)
Net cash used by discontinued operations	—	(336)
Effect of exchange rate changes on cash and cash equivalents	772	145

Net increase (decrease) in cash and cash equivalents	11,218	(89,942)
Cash and cash equivalents, beginning of period	15,789	107,774

Cash and cash equivalents, end of period	$27,007	$17,832

Supplemental Non-Cash Investing Activities
Issuance of Treasury shares for the United acquisition	$439,175	$—
Sale of Mexican manufacturing facility:
Reduction in deferred proceeds	$9,440	$—
Reduction in assets held for sale	$7,874	$—
Amount payable for Ningbo minority interest	$2,876	$—

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1 DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electronic personal care products; and portable lighting. The Company is a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and battery-powered lighting products and a leading worldwide designer and marketer of electric shavers and accessories, grooming products, hair care appliances and aquariums and aquatic health supplies. The Company is also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and food products, and insecticides and repellents.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. The Company has 53 manufacturing and product development facilities located in the United States, Europe, China and Latin America. The Company manufactures alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, pet supplies and insecticides and repellents in its company operated manufacturing facilities.

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired of approximately $13,100 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also includes acquisition related expenditures of approximately $16,100. The acquisition was financed with additional borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility. Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition extends the Company’s position in the rapidly growing North American specialty pet supplies category to a global presence. Tetra currently has approximately 700 employees, operates in over 90 countries worldwide and holds leading market positions in Germany, the United States, Japan and the United Kingdom. Subsequent to the acquisition, the financial results of Tetra are reported as a separate segment within the Company’s condensed consolidated results. (See also footnote 11, “Acquisitions,” for additional information on the Tetra acquisition).

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of quality pet supplies in the United States. The aggregate purchase price was approximately $1,504,000, which includes cash consideration of approximately $1,043,000, common stock of the Company totaling approximately $439,000, acquisition related expenditures of approximately $22,000, plus assumed debt of approximately $14,000. United has approximately 2,800 employees throughout North America and is organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United gives the Company a significant presence in several new consumer products markets, including categories that will significantly diversify the Company’s revenue base. Subsequent to the acquisition, the financial results of United are reported as a separate segment within the Company’s condensed consolidated results. (See also footnote 11, “Acquisitions,” for additional information on the United acquisition).

On May 28, 2004, the Company completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite S.A. (“Microlite”), a Brazilian battery company, from VARTA AG of

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Germany and Tabriza Brasil Empreendimentos Ltda. (“Tabriza”) of Brazil. The total cash paid was approximately $30,000, including approximately $21,100 in purchase price, approximately $7,000 of contingent consideration, and approximately $1,900 of acquisition related expenditures, plus approximately $8,000 of assumed debt. Tabriza earned the contingent consideration based upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation and payment of the total contingent consideration due to Tabriza, which may exceed the $7,000 of contingent consideration paid at closing, Tabriza will transfer Microlite’s remaining outstanding capital stock to the Company. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. Microlite manufactures and sells both alkaline and zinc carbon batteries as well as battery-operated lighting products. Microlite has operated as an independent company since 1982. The acquisition of Microlite consolidates the Company’s rights to the Rayovac brand in Latin America. (See also footnote 11, “Acquisitions,” for additional information on the Microlite acquisition).

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

2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 3, 2005, and the results of operations and cash flows for the three and nine month periods ended July 3, 2005 and June 27, 2004. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s Condensed Consolidated Financial Statements presented herein include the results of operations for Tetra subsequent to the April 29, 2005 date of acquisition, the results of operations for United subsequent to the February 7, 2005 date of acquisition, the results of operations for Microlite subsequent to the May 28, 2004 date of acquisition, and the results of operations for Ningbo subsequent to the March 31, 2004 date of acquisition. See footnote 11, “Acquisitions,” for additional information on the Tetra, United, Microlite and Ningbo acquisitions.

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

	Three Months	Nine Months
Net sales	$906	$21,470
Loss from discontinued operations before income taxes	(43)	806
Provision for income tax benefits	(14)	(539)

(Income) loss from discontinued operations, net of tax	$(57)	$267

Depreciation expense associated with discontinued operations	$9	$263

Revenue Recognition: The Company recognizes revenue from product sales at the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, lawn and garden, household and pet products. The provision for customer returns is based on historical sales and returns, analyses of credit worthiness and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.

The Company also enters into promotional arrangements targeted to the ultimate consumer. Such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement characterization of the Company’s promotional arrangements complies with the Emerging Issues Task Force (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

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

SPECTRUM BRANDS, INC.

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $55,530 and $114,494 for the three and nine months ended July 3, 2005, respectively, and $14,545 and $47,763 for the three and nine months ended June 27, 2004, respectively. These costs are included in Selling expense. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 20% and 19% of the Company’s Net sales during the three and nine month periods ended July 3, 2005, respectively, and 13% and 18% of its Net sales during the three and nine month periods ended June 27, 2004, respectively. This major customer also represented approximately 20% and 16% of its trade accounts receivable, net as of July 3, 2005 and September 30, 2004, respectively.

Approximately 39% of the Company’s sales occur outside of North America. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: The Company has stock option and other stock-based compensation plans, which are fully described in the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The Company accounts for its stock-based compensation plans using the intrinsic value method, under the principles prescribed by Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. For stock options granted, no employee compensation cost is reflected in the Company’s results of operations as all options granted under the plans have an exercise price equal to the market value of the underlying common stock at the grant date.

SPECTRUM BRANDS, INC.

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

	Three Months		Nine Months
	2005	2004	2005	2004
Net income, As reported	$23,711	$12,814	$49,709	$37,614
Add: Stock-based compensation expense included in reported net income, net of tax	1,930	763	4,676	2,471
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,358)	(1,290)	(6,033)	(5,096)

Net income, Pro forma	$23,283	$12,287	$48,352	$34,989

Basic earnings per share:
Net income, As reported	$0.48	$0.38	$1.18	$1.14
Net income, Pro forma	$0.48	$0.37	$1.15	$1.06
Diluted earnings per share:
Net income, As reported	$0.46	$0.36	$1.13	$1.09
Net income, Pro forma	$0.46	$0.35	$1.10	$1.02

In December 2004, SFAS No. 123 (Revised 2004), “Share-Based Payment” was issued. SFAS No. 123(R) provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company is required to apply SFAS No. 123(R) in fiscal year end 2006, which is the first fiscal year that begins after June 15, 2005.

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income, net (“AOCI”) and

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

as a hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. Pretax derivative losses from such hedges recorded as an adjustment to Interest expense were $369 and $1,793 during the three and nine months ended July 3, 2005, respectively, and $1,143 and $3,675 during the three and nine months ended June 27, 2004, respectively. The pretax adjustment to Interest expense for ineffectiveness from such hedges included in the amounts above, was a loss of $20 and $128 during the three and nine months ended July 3, 2005, respectively, and a gain of $98 and $34 during the three and nine months ended June 27, 2004, respectively. At July 3, 2005 and September 30, 2004, the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 3.974% for a notional principal amount of $70,000 through October 2005 and 3.799% for a notional principal amount of $100,000 through November 2005. The derivative net gain on these contracts recorded in AOCI at July 3, 2005 was $167, net of tax expense of $94. The derivative net loss on these contracts recorded in AOCI at September 30, 2004 was $1,375, net of tax benefit of $843.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from foreign denominated third party payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are cash flow hedges of forecasted product or raw material purchases. Until the purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a hedge asset or liability, as applicable. At the time the purchase is recognized, the fair value of the related hedges is reclassified as an adjustment to purchase price variance in Cost of goods sold. Pretax derivative gains (losses) from such hedges recorded as an adjustment to Cost of good sold were $157 and $87 during the three and nine months ended July 3, 2005, respectively. No pretax derivative losses from such hedges were recorded as an adjustment to Cost of goods sold during the three and nine months ended June 27, 2004. Following the purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related liability recorded in the Condensed Consolidated Balance Sheet (unaudited). Pretax derivative gains (losses) from such hedges recorded as an adjustment to earnings in Other income, net were $443 and $354 during the three and nine months ended July 3, 2005, respectively and $282 for both the three and nine months ended June 27, 2004. At July 3, 2005 and September 30, 2004, the Company had $12,780 and $0, respectively, of such foreign exchange derivative contracts outstanding. The pretax derivative adjustment to earnings for ineffectiveness from these contracts at July 3, 2005 and September 30, 2004 was immaterial.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. Pretax derivative (losses) gains from such hedges recorded as an adjustment to earnings in Other income, net were $(406) and $(933) during the three and nine months ended July 3, 2005, respectively, and $0 and $118 during the three and nine months ended June 27, 2004, respectively. At July 3, 2005 and September 30, 2004, the Company had $1,900 and $480, respectively, of such foreign exchange derivative contracts outstanding. The pretax derivative adjustment to earnings for ineffectiveness from these contracts at July 3, 2005 and September 30, 2004 was immaterial.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and diammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swaps are designated as cash flow hedges with the

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the swaps are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. Pretax derivative gains of $1,703 and $3,082 were recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity during the three and nine month periods ended July 3, 2005 and $718 and $1,586 for the three and nine month periods ended June 27, 2004, respectively. The hedges are generally highly effective, however, pretax derivative gains of $181 and $106 were recorded as an adjustment to Cost of goods sold during the three and nine month periods ended July 3, 2005, respectively. No such amounts were recorded for hedging ineffectiveness during the three and nine month periods ended June 27, 2004. At July 3, 2005 and September 30, 2004, the Company had a series of such swap contracts outstanding through December 2005 with a contract value of $8,641 and $15,234, respectively. The derivative net gain on these contracts recorded in AOCI at July 3, 2005 was $587, net of tax expense of $336. The derivative net gain on these contracts recorded in AOCI at September 30, 2004 was $1,109, net of tax expense of $655.

3 OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three and nine months ended July 3, 2005 and June 27, 2004 are as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Net income	$23,711	$12,814	$49,709	$37,614
Other comprehensive income:
Foreign currency translation	(12,819)	(357)	390	6,845
Adjustment of additional minimum pension liability	63	—	1,251	133
Net unrealized gain on derivative instruments	20	1,286	1,079	2,988

Net change to derive comprehensive income for the period	(12,736)	929	2,720	9,966

Comprehensive income	$10,975	$13,743	$52,429	$47,580

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine months ended July 3, 2005 and June 27, 2004 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4 NET INCOME PER COMMON SHARE

Net income per common share for the three and nine months ended July 3, 2005 and June 27, 2004 is calculated based upon the following number of shares:

	Three Months		Nine Months
	2005	2004	2005	2004
Basic	48,916	33,648	42,024	32,977
Effect of restricted stock and assumed conversion of options	2,170	1,740	1,895	1,436

Diluted	51,086	35,388	43,919	34,413

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

5 INVENTORIES

Inventories, which are stated at lower of cost or market, consist of the following:

	July 3, 2005	September 30, 2004
Raw materials	$121,472	$47,882
Work-in-process	39,969	31,382
Finished goods	308,874	185,462

	$470,315	$264,726

6 GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	North America	Europe/ROW	Latin America	United	Tetra	Total
Goodwill:
Balance as of September 30, 2004	$130,173	$105,414	$84,990	$—	$—	$320,577
Goodwill recognized during period	—	6,283	30,610	798,289	321,120	1,156,302
Purchase price allocation during period	—	—	(21,685)	—	—	(21,685)
Effect of translation	6	(2,548)	6,952	(649)	(26,319)	(22,558)

Balance as of July 3, 2005	$130,179	$109,149	$100,867	$797,640	$294,801	$1,432,636

Intangible Assets:
Trade Names Not Subject to Amortization
Balance as of September 30, 2004, net	$159,000	$161,753	$85,125	$—	$—	$405,878
Additions	—	—	—	316,996	175,500	492,496
Purchase price allocation during period	—	—	21,685	—	—	21,685
Effect of translation	—	(4,385)	4,844	—	—	459

Balance as of July 3, 2005, net	$159,000	$157,368	$111,654	$316,996	$175,500	$920,518
Technology Assets, Customer Relationships and Trade Names Subject to Amortization
Balance as of September 30, 2004, gross	$1,385	$14,061	$—	$—	$—	$15,446
Less: Accumulated amortization	(434)	(1,071)	—	—	—	(1,505)

Balance as of September 30, 2004, net	951	12,990	—	—	—	13,941
Additions	—	—	—	183,100	58,500	241,600
Amortization during period	(67)	(766)	—	(6,539)	(834)	(8,206)
Effect of translation	—	(204)	—	—	6	(198)

Balance as of July 3, 2005, net	$884	$12,020	$—	$176,561	$57,672	$247,137
Pension Intangible Assets
Balance as of July 3, 2005	$2,028	$—	$—	$—	$—	$2,028

Total Intangible Assets, net	$161,912	$169,388	$111,654	$493,557	$233,172	$1,169,683

The carrying value of technology assets was $41,031, net of accumulated amortization of $2,740 at July 3, 2005 and $12,149, net of accumulated amortization of $1,076, at September 30, 2004. The trade names subject to

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

amortization relate to United. The carrying value of these trade names was $7,672 net of accumulated amortization of $1,128 at July 3, 2005. Remaining intangible assets subject to amortization include customer relationship intangibles. Of the intangible assets acquired in the United acquisition, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a 12 1/2 year life and technology assets have been assigned a 6 year life. The pension intangible asset totaled $2,288 at September 30, 2004.

The Company completed the acquisitions of Ningbo and Microlite during 2004 and the acquisitions of United and Tetra during 2005. During 2005, the Company allocated a portion of the Microlite, United and Tetra purchase price to unamortizable intangible assets. The allocation consisted of $21,685 (using exchange rates in effect as of September 30, 2004) to the trade name in Brazil, $290,800 to United trade names, $175,500 to Tetra trade names and $26,100 to United license agreements.

The purchase price allocation for the Tetra acquisition is based on preliminary estimates and is pending finalization of the valuation of property, plant and equipment, inventory and intangibles. The purchase price allocation for the United acquisition will be finalized upon the final valuation of certain assets and liabilities. The purchase price allocation for Microlite has been finalized. Future allocations of the Tetra and United purchase prices may impact the amount and segment allocation of goodwill. See also footnote 11, “Acquisitions,” for additional information on the Tetra, United, Ningbo and Microlite acquisitions.

Amortization expense for the three and nine months ended July 3, 2005 and June 27, 2004 is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Proprietary technology amortization	$760	$209	$1,664	$565
Customer relationships amortization	3,704	59	5,414	177
Trade names amortization	754	—	1,128	—

	$5,218	$268	$8,206	$742

The Company estimates annual amortization expense for the next five fiscal years will approximate $23,000 per year.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

7 DEBT

Debt consists of the following:

	July 3, 2005		September 30, 2004
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$—	—
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, US Dollar, expiring February 6, 2012	653,362	5.3%	—	—
Term Loan, Canadian Dollar, expiring February 6, 2012	71,024	4.7%	—	—
Term Loan, Euro, expiring February 6, 2012	137,998	4.7%	—	—
Term Loan, Euro Tranche B, expiring February 6, 2012	340,398	4.4%	—	—
Term C Loan, expiring September 30, 2009	—	—	257,000	4.2%
Euro Term C Loan, expiring September 30, 2009	—	—	141,845	5.1%
Revolving Credit Facility, expiring February 6, 2011	28,250	7.3%	—	—
Revolving Credit Facility, expiring September 30, 2008	—	—	37,000	5.7%
Euro Revolving Credit Facility, expiring February 6, 2011	3,632	4.4%	—	—
Other notes and obligations	26,733	—	20,530	—
Capitalized lease obligations	25,348	—	23,522	—

	2,336,745		829,897
Less current maturities	38,830		23,895

Long-term debt	$2,297,915		$806,002

(A)	Interest rates on Senior Credit Facilities represent the weighted average rates on balances outstanding.

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

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired and inclusive of a final working capital payment of $2,400, made in July 2005. The acquisition utilized $500,000 of an incremental Term Loan Facility and approximately $53,000 of the Revolving Credit Facility (see footnote 11, “Acquisitions,” where the Tetra acquisition is further described). The incremental Term Loan Facility was denominated in a $115,000

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

addition to the existing U.S. Dollar Term Loan, a CAD $24,830 addition (USD $20,000 at April 29, 2005) to the existing CAD Term Loan and a Tranche B €281,202 Term Loan (USD $365,000 at April 29, 2005). The Fourth Amended and Restated Credit Agreement was amended (the “First Amendment”) to reflect utilization of the incremental Term Facility. The payment provisions of the respective increments to the Term Loan Facility are the same as the existing term loans in the respective currency denominations. In connection with the acquisition of Tetra and the issuance of the incremental Term Loan Facility, the Company incurred approximately $3,100 in new debt issuance costs, which are being amortized over the life of the debt using the effective interest method.

The Company’s Senior Credit Facility includes aggregate facilities of $1,502,782 consisting of a $653,362 U.S. Dollar Term Loan which replaced the pre-existing outstanding amount $257,000 Term C Loan (USD), a €114,000 Term Loan ($137,998 at July 3, 2005) which replaced the pre-existing outstanding amount €102,500 Term Loan, a new Tranche B €281,202 Term Loan (USD $340,398 at July 3, 2005), a CAD $87,012 Term Loan (USD $71,024 at July 3, 2005), and a new Revolving Credit Facility of $300,000 which replaced the pre-existing $120,000 Revolving Credit Facility and the €40,000 Revolving Credit Facility of which $28,250 and €3,000, respectively, were outstanding. The new Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros and the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35,000.

Approximately $239,607 remains available under the Revolving Credit Facility as of July 3, 2005, net of approximately $28,511 of outstanding letters of credit.

Including the refinancing mentioned above, during the nine months ended July 3, 2005, the Company made gross payments of $610,774 on the prior Term Loans, Revolving Credit Facilities and Senior Subordinated Notes, $299,240 on the new Term Loans, Revolving Credit Facilities and assumed Senior Subordinated Notes, and $994 on capital leases and other notes and obligations. Additionally, during the same period the Company’s borrowings included $169,000 under the prior Revolving Credit Facility and $2,263,266 under the new Term Loans, new Revolving Credit Facilities and new Senior Subordinated Notes.

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

The new Senior Credit Facility contains financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Fourth Agreement (and consistent with the Third Agreement), the limits imposed by such ratios become more restrictive over time. In addition, the Fourth Agreement restricts the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of the assets of the Company, and (ii) is guaranteed by certain of the Company’s subsidiaries.

The terms of both the $350,000 and $700,000 Senior Subordinated Notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a customary event of default, including a change of control. In addition, the terms of the notes restrict or limit the ability of the Company and its subsidiaries to,

SPECTRUM BRANDS, INC.

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

The Company was in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes that were in effect as of and during the period ended July 3, 2005.

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

The Company’s results of operations for the three and nine months ended July 3, 2005 and June 27, 2004, respectively, reflect the following pension and deferred compensation benefit costs.

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation cost	2005	2004	2005	2004
Service cost	$367	$471	$1,125	$1,400
Interest cost	1,038	999	3,179	2,983
Expected return on assets	(539)	(555)	(1,632)	(1,648)
Amortization of prior service cost	68	138	205	282
Amortization of transition obligation	12	11	34	33
Recognized net actuarial loss	142	128	430	514

Net periodic benefit cost	$1,088	$1,192	$3,341	$3,564

	Three Months		Nine Months
Pension and deferred compensation contributions	2005	2004	2005	2004
Contributions made during period	$134	$563	$613	$1,756

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

9 SHAREHOLDERS’ EQUITY

The following table details activity in shareholders’ equity for the nine months ended July 3, 2005:

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Notes Receivable from Officers/ Shareholders	Treasury Stock	Unearned Compensation	Total Shareholders’ Equity
	Number of Shares	Share Amount
Balances at September 30, 2004	34,683	$642	$224,962	$220,483	$10,621	$(3,605)	$(130,070)	$(6,989)	$316,044
Net income	—	—	—	49,709	—	—	—	—	49,709
Adjustment of additional minimum pension liability	—	—	—	—	1,251	—	—	—	1,251
Cumulative translation adjustment	—	—	—	—	390	—	—	—	390
Other unrealized gains and losses	—	—	—	—	1,079	—	—	—	1,079
Issuance of restricted stock, net of forfeitures	1,133	12	38,605	—	—	—	—	(38,617)	—
Exercise of stock options	1,227	12	28,137		—	—	—	—	28,149
Treasury shares issued, net	13,708	—	378,819	—	—	—	59,257	—	438,076
Note payments from officers/shareholders	—	—	—	—	—	2,650	—	—	2,650
Amortization of unearned compensation	—	—	—	—	—	—	—	7,672	7,672

Balances at July 3, 2005	50,751	$666	$670,523	$270,192	$13,341	$(955)	$(70,813)	$(37,934)	$845,020

The Company granted approximately 1,242 shares of restricted stock during the nine months ended July 3, 2005. Of these grants, approximately 538 shares will vest over a three-year period, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company’s performance during the three-year period. Approximately 317 shares granted will be 100% vested on February 7, 2008 if specified performance targets are met. If those performance targets are not met, the shares will vest on February 7, 2012. The remaining 387 shares vest at varying dates through 2009, including 253 that vest in 2008. All vesting dates are subject to the recipient’s continued employment with the Company. The total market value of the restricted shares on the date of grant was approximately $42,023 which has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

Also during the nine months ended July 3, 2005, the Company issued approximately 1,227 shares of common stock resulting from the exercise of stock options with an aggregate cash exercise value of approximately $18,028. The Company recognized a tax benefit of approximately $10,234 associated with the exercise of these stock options, which was accounted for as an increase in Additional paid-in capital.

In addition, the Company issued 13,750 shares of common stock from treasury as partial consideration for the United acquisition (see footnote 11, “Acquisitions,” where the United acquisition is further described). The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

10 SEGMENT RESULTS

The Company manages operations in five reportable segments, including three based primarily upon geographic area (North America, Latin America and Europe/Rest of World), a fourth (United) based on its

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

acquisition of United Industries and a fifth (Tetra) based on its acquisition of Tetra Holding GmbH. North America includes the legacy business (battery, shaving and grooming, personal care and lighting) in the United States and Canada; Latin America includes the legacy business in Mexico, Central America, South America and the Caribbean; Europe/Rest of World (“Europe/ROW”) includes the legacy business in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts business. The United segment includes the acquired lawn and garden, household insect control and United Pet Group business in the United States and Canada. The Tetra segment includes the acquired global Tetra fish food and supply business, primarily in North America, Europe and Japan.

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

Segment information for the three and nine months ended July 3, 2005 and June 27, 2004, and at July 3, 2005 and September 30, 2004 is as follows:

	Three Months		Nine Months
	2005	2004	2005	2004
Net sales to external customers
North America	$149,012	$136,227	$477,394	$484,535
Europe/ROW	137,253	136,738	503,815	453,392
Latin America	49,568	35,299	151,876	102,370
United	354,582	—	582,610	—
Tetra	40,030	—	40,030	—

Total segments	$730,445	$308,264	$1,755,725	$1,040,297

	Three Months		Nine Months
	2005	2004	2005	2004
Intersegment net sales
North America	$10,842	$9,177	$32,269	$62,711
Europe/ROW	3,253	2,999	11,027	11,139
Latin America	2,203	111	3,589	206
United	—	—	—	—
Tetra	—	—	—	—

Total segments	$16,298	$12,287	$46,885	$74,056

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	Three Months		Nine Months
	2005	2004	2005	2004
Segment profit
North America	$31,398	$32,016	$94,872	$85,614
Europe/ROW	17,992	21,076	73,361	74,210
Latin America	4,281	2,856	13,635	8,966
United(A)	54,457	—	68,402	—
Tetra(B)	2,614	—	2,614	—

Total segments	110,742	55,948	252,884	168,790

Corporate expense	22,172	16,723	67,215	52,455
Restructuring and related charges	15,172	1,685	15,328	6,580
Interest expense(C)	38,623	15,617	94,544	49,041
Other (income) expense, net	(1,107)	1,340	(1,274)	(392)

Income from continuing operations before income taxes	$35,882	$20,583	$77,071	$61,106

(A)	The three and nine month periods ended July 3, 2005 include a non-cash charge to Cost of goods sold of $1,590 and $29,285, respectively, related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to United’s acquired inventory.
(B)	The three and nine month periods ended July 3, 2005 include a non-cash charge to Cost of goods sold of $5,676 related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to Tetra’s acquired inventory.
(C)	The nine month period ended July 3, 2005 includes $12,033 in debt issuance costs written off in connection with the debt refinancing that occurred at the time of the United acquisition.

	July 3, 2005	September 30, 2004
Segment assets
North America	$616,948	$645,396
Europe/ROW	584,197	599,158
Latin America	341,138	295,926
United	1,755,623	—
Tetra	623,029	—

Total segments	3,920,935	1,540,480
Corporate	135,201	95,489

Total assets at period end	$4,056,136	$1,635,969

11 ACQUISITIONS

Acquisition of Tetra

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired of approximately $13,100 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also includes acquisition related expenditures of approximately $16,100. The acquisition was financed with additional borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility. Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition extends the Company’s position in the rapidly growing North American specialty pet supplies category to a global presence.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Tetra currently has approximately 700 employees, operates in over 90 countries worldwide and holds leading market positions in Germany, the United States, Japan and the United Kingdom. Subsequent to the acquisition, the financial results of Tetra are reported as a separate segment within the Company’s condensed consolidated results. For the third quarter and nine months ended July 3, 2005, Tetra contributed approximately $40,030 in net sales and recorded operating income of approximately $2,614.

Acquisition of United

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden care and household insect control markets in North America and a leading supplier of quality products to the pet supply industry in the United States. United has approximately 2,800 employees throughout North America and is organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United allows the Company to gain significant presence in several new consumer products markets, including categories that will significantly diversify the Company’s revenue base.

The results of United’s operations since February 7, 2005 are included in the Company’s Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended July 3, 2005. The financial results of the United acquisition are reported as a separate segment. United contributed $354,582 and $582,610 in net sales, and recorded operating income of $54,457 and $68,402 for the three and nine months ended July 3, 2005, respectively.

The aggregate purchase price was approximately $1,504,000, which includes cash consideration of approximately $1,043,000, common stock of the Company totaling approximately $439,000, acquisition related expenditures of approximately $22,000, plus assumed debt of approximately $14,000. Cash acquired and included in current assets consisted of approximately $14,000. The value of common stock was determined based on 13,750 shares at $31.94 per share. The share price of $31.94 used in the calculation of the purchase price is based on a five-day average beginning on December 30, 2004.

The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired which may impact the estimates of the fair value of net assets acquired in the transaction.

SPECTRUM BRANDS, INC.

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

The results of Microlite’s operations are included in the Company’s Condensed Consolidated Statement of Operations (unaudited) for the three and nine months ended July 3, 2005. The financial results of the Microlite acquisition are reported as part of the Latin America segment. Microlite contributed $15,089 and $45,556 in net sales, and recorded operating income of $715 and $2,970 for the three and nine months ended July 3, 2005, respectively.

The total cash paid for Microlite was approximately $30,000, including approximately $21,100 in purchase price, approximately $7,000 of contingent consideration, and approximately $1,900 of acquisition related expenditures, plus approximately $8,000 of assumed debt. Tabriza earned the contingent consideration based upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation and payment of the total contingent consideration due to Tabriza, which may exceed the $7,000 of contingent consideration paid at closing, Tabriza will transfer Microlite’s remaining outstanding capital stock to the Company. Additional amounts owed under the earnout provisions of the purchase agreement are currently being negotiated. During 2005, the Company completed the valuation of the Microlite trade name. As a result, approximately $21,685 (using exchange rates in effect as of September 30, 2004) was assigned to the value of this trade name in Brazil with a corresponding reduction to goodwill.

Acquisition of Ningbo

On March 31, 2004, the Company acquired an 85% equity interest in Ningbo. In March 2005, the Company signed an agreement to purchase the remaining 15% equity interest for approximately $2,900. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM, and private label customers.

The results of Ningbo’s operations are included in the Company’s Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended July 3, 2005. The financial results of the Ningbo acquisition are reported as part of Europe/ROW segment. Ningbo contributed $5,375 and $15,962 in net sales, and recorded an operating loss of $206 and $1,039 for the three and nine months ended July 3, 2005, respectively.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The total cash paid for Ningbo was approximately $17,000, which includes approximately $16,000 in purchase price, direct acquisition related expenditures of approximately $600, plus approximately $14,000 of assumed debt. Cash acquired totaled approximately $5,500.

Supplemental Pro Forma information: The following reflects the Company’s pro forma results had the results of the Tetra, United and Microlite businesses been included for all periods beginning after September 30, 2003. Adjustments to the number of shares used to calculate earnings per share have also been made to present shares as if the 13,750 treasury shares issued in connection with the United acquisition were outstanding on October 1, 2003.

	Three Months				Nine Months
	2005		2004		2005		2004
Net sales
Reported net sales	$730,445		$308,264		$1,755,725		$1,040,297
United pro forma adjustments	—		324,168		217,551		746,377
Microlite pro forma adjustments	—		8,489		—		37,618
Tetra pro forma adjustments	19,528		57,709		137,003		168,441

Pro forma net sales	$749,973		$698,630		$2,110,279		$1,992,733

Income from continuing operations
Reported income from continuing operations	$23,711	(A)	$12,757		$49,709	(B)	$37,881
United pro forma adjustments	—		23,098		(23,773	)(C)	132,421	(D)
Microlite pro forma adjustments	—		(3,390	)(E)	—		(10,687	)(E)
Tetra pro forma adjustments	926		1,721		6,460		8,521

Pro forma income from continuing operations	$24,637		$34,186		$32,396		$168,136

Pro forma basic earnings per share
Income from continuing operations	$0.48		$0.27		$1.03		$0.81
United pro forma adjustments	—		0.49		(0.49)		2.83
Microlite pro forma adjustments	—		(0.08)		—		(0.23)
Tetra pro forma adjustments	0.02		0.04		0.13		0.18

Pro forma income from continuing operations	$0.50		$0.72		$0.67		$3.59

Pro forma diluted earnings per share
Income from continuing operations	$0.46		$0.26		$0.99		$0.79
United pro forma adjustments	—		0.47		(0.47)		2.75
Microlite pro forma adjustments	—		(0.08)		—		(0.22)
Tetra pro forma adjustments	0.02		0.04		0.13		0.18

Pro forma income from continuing operations	$0.48		$0.69		$0.65		$3.50

(A)	Reported income from continuing operations includes certain charges and other items related to the Tetra and United acquisitions that are not expected to recur. For the three months ended July 3, 2005, these charges include approximately $7,300 charged to Cost of goods sold related to the fair value adjustment applied to acquired inventory for United and Tetra.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

(B)	Reported income from continuing operations includes certain charges and other items related to the Tetra and United acquisitions that are not expected to recur. For the nine months ended July 3, 2005, these charges include approximately $35,000 charged to Cost of goods sold related to the fair value adjustment applied to acquired inventory for United and Tetra and the write-off of approximately $12,000 of debt issuance costs charged to interest expense related to the debt refinancing that occurred in connection with the acquisition.

(C)	United pro forma adjustments in the nine months ended July 3, 2005 represent United’s income from continuing operations in fiscal 2005 in the period prior to our ownership, from October 1, 2004 through February 6, 2005. These amounts include certain charges and other items related to the United acquisition that are not expected to recur. For the nine months ended July 3, 2005, these charges include approximately $12,000 of transaction related costs incurred by United in connection with its acquisition by Spectrum, approximately $3,000 incurred by United related to its acquisition of United Pet Group and approximately $2,000 of amortization expense associated with intangible assets. Lastly, consolidated interest expense is expected to be reduced due to the Company’s retirement of United debt at the date of acquisition.

(D)	United pro forma adjustments in the nine months ended June 27, 2004 represent United’s income from continuing operations in fiscal 2004 in the comparable period prior to our ownership, from October 1, 2003 through June 27, 2004. These amounts include certain charges and other items related to the United acquisition that are not expected to recur. For the nine months ended June 27, 2004, these charges include a reduction of income tax expense of approximately $104,000, reflecting a full reversal of United’s valuation allowance originally established against the tax deductible goodwill deduction and certain net operating loss carryforwards that were generated in 1999 through 2003. Lastly, consolidated interest expense is expected to be reduced due to the Company’s retirement of United debt at the date of acquisition.

(E)	Microlite’s pro forma adjustments in the three and nine months ended July 3, 2005 represent Microlite’s income from continuing operations in the comparable periods prior to our ownership. These amounts include certain charges incurred by Microlite that are not expected to recur. These charges include interest expense which will be reduced as a result of the Company’s recapitalization of assumed debt, and lowered interest rates and hedging costs as a result of the recapitalized debt and access to more efficient capital markets. In addition, the pro forma results include charges related to the establishment of valuation allowances for certain deferred tax assets prior to acquisition.

12 RESTRUCTURING AND RELATED CHARGES

The Company reports restructuring and related charges associated with manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives, and other costs directly related to the restructuring or integration initiatives implemented.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company currently has assets held for sale totaling $6,843 included in Prepaid expenses and other in the accompanying Condensed Consolidated Balance Sheet (unaudited). Assets included in this balance include the former Madison, Wisconsin manufacturing facility, the former Remington facility in Bridgeport, Connecticut and various properties held for sale in Latin America.

2005 Restructuring and Related Charges

In connection with the February 2005 acquisition of United, the Company committed to and announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home and Garden administrative services, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; converting all North American information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s administrative and manufacturing structure. These restructuring initiatives are expected to be completed by the end of fiscal 2008.

The Company also announced the closure of its Breitenbach, France zinc carbon manufacturing facility in April 2005. Costs associated with this initiative are expected to total approximately $12,000. Costs of $7,807 were incurred during the quarter, with the remaining costs to be incurred through the end of fiscal 2006.

The following table summarizes the remaining accrual balance associated with the 2005 initiatives and activity that occurred during fiscal 2005:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2004	$—	$—	$—
Provisions	14,533	—	14,533
Cash expenditures	(3,007)	—	(3,007)

Accrual balance at July 3, 2005	$11,526	$—	$11,526

Expensed as incurred	$—	$1,877	$1,877

2004 Restructuring and Related Charges

In 2004, in connection with the September 2003 acquisition of Remington, the Company committed to and announced a series of initiatives to position itself for future growth opportunities and to optimize the global resources of the combined companies. These initiatives include: integrating all of Remington’s North America administrative services, marketing, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; moving Remington’s Bridgeport, Connecticut manufacturing operations to the Company’s Portage, Wisconsin manufacturing location; creation of a global product development group in the Company’s technology center in Madison, Wisconsin; closing Remington’s Service Centers in the United States and the United Kingdom; consolidating distribution centers; and moving the Company’s corporate headquarters to Atlanta, Georgia. The Company also announced the integration of its sales and marketing

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

organizations throughout continental Europe. The following table summarizes the remaining accrual balance associated with the 2004 initiatives and activity that occurred during fiscal 2005:

2004 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2004	$2,669	$922	$3,591
Cash expenditures	(1,754)	(738)	(2,492)

Accrual balance at July 3, 2005	$915	$184	$1,099

Expensed as incurred	$—	$(1,082)	$(1,082)

In June 2005, the Company adjusted its existing environmental accrual for Remington’s Bridgeport, Connecticut facility to reflect management’s current best estimate of the liability. This accrual was originally established in purchase accounting as an adjustment to goodwill. The impact of the adjustment, a benefit of $1,082, has been included in restructuring and related charges in the Company’s Condensed Consolidated Statement of Operations (unaudited).

All activities associated with the 2004 restructuring activities have been completed, and the remaining cash payments and the disposition of assets held for sale will be substantially completed in the current fiscal year.

13 COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,033 which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

14 NEW ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. FAS 154 is not expected to have a material impact on the financial condition, results of operations, or cash flow of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005, with early adoption allowed. FIN 47 is not expected to have a material impact on the financial condition, results of operations, or cash flow of the Company.

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. FSP 109-1 is not expected to have a material impact on the financial condition, results of operations, or cash flow of the Company.

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

In November 2004, the FASB issued SFAS 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the financial condition, results of operations, or cash flow of the Company.

15 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the acquisitions of Remington, United and Tetra, the Company completed debt offerings of Senior Subordinated Notes. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

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

SPECTRUM BRANDS, INC.

AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

July 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$(2,611)	$11,452	$18,166	$—	$27,007
Receivables, net	181,734	464,189	285,059	(468,417)	462,565
Inventories	114,565	153,673	212,255	(10,178)	470,315
Prepaid expenses and other	33,014	24,089	47,697	1,755	106,555

Total current assets	326,702	653,403	563,177	(476,840)	1,066,442
Property, plant and equipment, net	74,356	74,139	162,206	—	310,701
Goodwill	688,235	128,327	607,693	1,381	1,425,636
Intangible assets, net	247,225	726,723	195,923	(188)	1,169,683
Deferred charges and other	80,585	503,625	(294,462)	(246,223)	43,525
Debt issuance costs, net	40,149	—	—	—	40,149
Investments in subsidiaries	6,293,518	4,758,650	4,006,619	(15,058,787)	—

Total assets	$7,750,770	$6,844,867	$5,241,156	$(15,780,657)	$4,056,136

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$199,159	$307	$30,639	$(191,275)	$38,830
Accounts payable	349,931	179,812	107,697	(357,270)	280,170
Accrued liabilities	72,569	56,338	132,335	—	261,242

Total current liabilities	621,659	236,457	270,671	(548,545)	580,242
Long-term debt, net of current maturities	2,273,160	74,862	100,383	(150,490)	2,297,915
Employee benefit obligations, net of current portion	29,564	3,644	40,588	—	73,796
Other	(28,503)	236,386	70,864	(19,584)	259,163

Total liabilities	2,895,880	551,349	482,506	(718,619)	3,211,116
Shareholders’ equity:
Common stock	666	451	538,588	(539,039)	666
Additional paid-in capital	670,404	1,916,784	4,553,768	(6,470,433)	670,523
Retained earnings	275,467	314,072	109,586	(428,933)	270,192
Accumulated other comprehensive income, net	4,018,055	4,062,211	(443,292)	(7,623,633)	13,341
Notes receivable from officers/shareholders	(955)	—	—	—	(955)

	4,963,637	6,293,518	4,758,650	(15,062,038)	953,767
Less treasury stock, at cost	(70,813)	—	—	—	(70,813)
Less unearned restricted stock compensation	(37,934)	—	—	—	(37,934)

Total shareholders’ equity	4,854,890	6,293,518	4,758,650	(15,062,038)	845,020

Total liabilities and shareholders’ equity	$7,750,770	$6,844,867	$5,241,156	$(15,780,657)	$4,056,136

SPECTRUM BRANDS, INC.

AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Months Ended July 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$136,908	$344,194	$278,269	$(28,926)	$730,445
Cost of goods sold	82,736	220,935	171,845	(29,513)	446,003
Restructuring and related charges	—	—	7,807	—	7,807

Gross profit	54,172	123,259	98,617	587	276,635
Operating expenses:
Selling	22,609	61,285	59,876	(108)	143,662
General and administrative	17,021	14,062	13,134	—	44,217
Research and development	5,761	1,366	866	—	7,993
Restructuring and related charges	1,895	5,391	79	—	7,365

	47,286	82,104	73,955	(108)	203,237
Operating income	6,886	41,155	24,662	695	73,398
Interest expense	37,234	109	1,280	—	38,623
Other income (expense), net	(38,698)	17,639	11,777	8,175	(1,107)

Income from continuing operations before income taxes	8,350	23,407	11,605	(7,480)	35,882
Income tax expense	295	7,940	3,936	—	12,171

Net income	$8,055	$15,467	$7,669	$(7,480)	$23,711

SPECTRUM BRANDS, INC.

AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Months Ended July 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$442,647	$585,194	$801,189	$(73,305)	$1,755,725
Cost of goods sold	260,008	405,347	491,506	(73,437)	1,083,424
Restructuring and related charges	—	—	7,807	—	7,807

Gross profit	182,639	179,847	301,876	132	664,494
Operating expenses:
Selling	85,771	96,321	167,810	(294)	349,608
General and administrative	59,742	16,619	39,449	—	115,810
Research and development	17,358	2,065	1,791	—	21,214
Restructuring and related charges	1,946	5,391	184	—	7,521

	164,817	120,396	209,234	(294)	494,153
Operating income	17,822	59,451	92,642	426	170,341
Interest expense	91,162	(589)	3,971	—	94,544
Other income (expense), net	(92,707)	(34,529)	7,020	118,942	(1,274)

Income from continuing operations before income taxes	19,367	94,569	81,651	(118,516)	77,071
Income tax expense	(35,196)	33,572	28,986	—	27,362

Net income	$54,563	$60,997	$52,665	$(118,516)	$49,709

SPECTRUM BRANDS, INC.

AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Months Ended July 3, 2005

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by continuing operating activities	$85,064	$(2,811)	$56,388	$989	$139,630
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(7,785)	(10,630)	(22,693)	—	(41,108)
Payment for acquisitions, net of cash acquired	(1,146,831)	—	(451,872)	—	(1,598,703)
Intercompany investments	(1,496,325)	1,304,894	191,431	—	—

Net cash (used) provided by investing activities	(2,650,941)	1,294,264	(283,134)	—	(1,639,811)

Cash flows from financing activities:
Reduction of debt	(919,552)	—	8,344	—	(911,208)
Proceeds from debt financing	2,432,266	—	—	—	2,432,266
Debt issuance costs	(31,109)	—	—	—	(31,109)
Proceeds from exercise of stock options	18,028	—	—	—	18,028
Cash repayment of notes receivable from officers/shareholders	2,650	—	—	—	2,650
Proceeds from (advances related to) intercompany transactions	1,058,989	(1,280,054)	222,054	(989)	—

Net cash provided (used) by financing activities	2,561,272	(1,280,054)	230,398	(989)	1,510,627
Effect of exchange rate changes on cash and cash equivalents	—	—	772	—	772

Net (decrease) increase in cash and cash equivalents	(4,605)	11,399	4,424	—	11,218
Cash and cash equivalents, beginning of period	1,994	53	13,742	—	15,789

Cash and cash equivalents, end of period	$(2,611)	$11,452	$18,166	$—	$27,007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electronic personal care products; and portable lighting. We are a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, a leading worldwide designer and marketer of rechargeable batteries and battery-powered lighting products and a leading worldwide designer and marketer of electric shavers and accessories, grooming products, hair care appliances and aquariums and aquatic health supplies. We are also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and food products, and insecticides and repellents.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. We have 53 manufacturing and product development facilities located in the United States, Europe, China and Latin America. We manufacture alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, pet supplies and insecticides and repellents in our company operated manufacturing facilities. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in China and Japan.

On April 29, 2005, we acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550 million, net of cash acquired of approximately $13 million and inclusive of a final working capital payment of $2.4 million, paid in July 2005. The aggregate purchase price also includes acquisition related expenditures of approximately $16 million. The acquisition was financed with additional borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility. Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition extends our position in the rapidly growing North American specialty pet supplies category to a global presence. Tetra currently has approximately 700 employees, operates in over 90 countries worldwide and holds leading market positions in Germany, the United States, Japan and the United Kingdom. Subsequent to the acquisition, the financial results of Tetra are reported as a separate segment within our condensed consolidated results. For the third quarter and nine months ended July 3, 2005, Tetra contributed approximately $40 million in net sales and recorded operating income of approximately $3 million.

On February 7, 2005, we completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of quality pet supplies in the United States. The aggregate purchase price was approximately $1,504 million, which includes cash consideration of approximately $1,043 million, our common stock totaling approximately $439 million, acquisition related expenditures of approximately $22 million, plus assumed debt of approximately $14 million. United has approximately 2,800 employees throughout North America and is organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United gives us a significant presence in several new consumer products markets, including categories that will significantly diversify our revenue base. Subsequent to the acquisition, the financial results of United are reported as a separate segment within our condensed consolidated results. United contributed approximately $355 million and $583 million in net sales and recorded operating income of $55 million and $68 million for the third quarter and nine months ended July 3, 2005, respectively.

On May 28, 2004, we completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite S.A. (“Microlite”), a Brazilian battery company, from VARTA of Germany and

Tabriza of Brazil. The total cash paid was approximately $30 million, including approximately $21 million in purchase price, approximately $7 million of contingent consideration and approximately $2 million of acquisition related expenditures, plus approximately $8 million of assumed debt. Tabriza earned the contingent consideration based upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the calculation and payment of the total contingent consideration due to Tabriza, which may exceed the $7 million of contingent consideration paid at closing, Tabriza will transfer Microlite’s remaining outstanding capital stock to us. Microlite operates two battery-manufacturing facilities in Recife, Brazil and has several sales and distribution centers located throughout Brazil. The acquisition of Microlite consolidates our rights to the Rayovac brand in Latin America. In addition, Microlite’s manufacturing facilities will support our business throughout the South American region, resulting in more efficient product sourcing with lower unit costs. Subsequent to the acquisition, the financial results of Microlite are reported as part of our condensed consolidated results in our Latin America segment. Microlite contributed approximately $15 million and $46 million in net sales, and recorded operating income of $1 million and $3 million for the third quarter and nine months ended July 3, 2005, respectively.

On March 31, 2004, we completed the acquisition of an 85% equity interest in Ningbo Baowang Battery Company, Ltd. (“Ningbo”) of Ninghai, China for approximately $17 million, including $16 million in purchase price and approximately $1 million of direct acquisition related expenditures, plus approximately $14 million of assumed debt. Subsequently in March 2005, we signed an agreement to purchase the remaining 15% equity interest in Ningbo for $2.9 million. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM and private label customers within China. Ningbo also exports its batteries to customers in North and South America, Europe and Asia. Subsequent to the acquisition, the financial results of Ningbo are reported as part of our condensed consolidated results in our Europe/ROW segment. Ningbo contributed approximately $5 million and $16 million in net sales, and recorded an operating loss of $0.2 million and $1 million for the third quarter and nine months ended July 3, 2005, respectively.

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

Fiscal Quarter and Fiscal Nine Months Ended July 3, 2005 Compared to Fiscal Quarter and Fiscal Nine Months Ended June 27, 2004

Year over year historical comparisons are influenced by our acquisitions of Tetra, United, Microlite and Ningbo, which are included in our current year Condensed Consolidated Statements of Operations (unaudited) but not in prior year results for periods prior to acquisition. See footnote 11 to our Condensed Consolidated Financial Statements filed with this report, “Acquisitions,” for supplemental pro forma information providing additional year over year comparisons of the impacts of the acquisitions.

During the nine months ended June 27, 2004 (the “Fiscal 2004 Nine Months”), we initiated the closing of the Remington Service Centers in the United States and United Kingdom, accelerating an initiative Remington began several years previously. The United States and United Kingdom store closings were completed during Fiscal 2004. Consequently, the results of the Remington Service Centers for the three months ended June 27, 2004 (the “Fiscal 2004 Quarter”) and Fiscal 2004 Nine Months are reflected in our Condensed Consolidated Statements of Operations (unaudited) as a discontinued operation. See footnote 2 to our Condensed Consolidated Financial Statements filed with this report, “Significant Accounting Policies—Discontinued Operations.” As a result, and unless specifically stated, all discussions regarding our Fiscal 2004 Quarter and Fiscal 2004 Nine Months reflect results for our continuing operations.

Net Sales. Our net sales for the three months ended July 3, 2005 (the “Fiscal 2005 Quarter”) increased to $730 million from $308 million in the Fiscal 2004 Quarter reflecting a 137% increase. Net sales for the nine months ended July 3, 2005 (the “Fiscal 2005 Nine Months”) increased to $1,756 million from $1,040 million in the Fiscal 2004 Nine Months reflecting a 69% increase. For both the Fiscal 2005 Quarter and Fiscal 2005 Nine Months, Tetra operations contributed $40 million in net sales. For the Fiscal 2005 Quarter and Fiscal 2005 Nine Months, United operations contributed $355 million and $583 million in net sales, respectively, Microlite contributed approximately $15 million and $46 million in net sales, respectively, and Ningbo contributed approximately $5 million and $16 million in net sales, respectively. Favorable foreign exchange rates contributed approximately $10 million and $38 million to the increase during the Fiscal 2005 Quarter and Fiscal 2005 Nine Months, respectively.

Consolidated net sales by product line for the Fiscal 2005 Quarter, Fiscal 2004 Quarter, Fiscal 2005 Nine Months and Fiscal 2004 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2005	2004	2005	2004
Product line net sales
Batteries	$224	$213	$748	$682
Lights	22	19	69	64
Shaving and grooming	64	50	211	214
Personal care	26	26	105	80
Lawn and garden	209	—	359	—
Household insect control	77	—	109	—
Pet products	108	—	155	—

Total revenues from external customers	$730	$308	$1,756	$1,040

Gross Profit. Our gross profit margins for the Fiscal 2005 Quarter decreased to 37.9% from 43.7% in the Fiscal 2004 Quarter. Our gross profit margins for the Fiscal 2005 Nine Months decreased to 37.8% from 43.3% in the Fiscal 2004 Nine Months. These declines were primarily driven by charges recognized in cost of goods sold related to inventory acquired as part of the Tetra and United acquisitions. In accordance with generally accepted accounting principles in the United States of America, this inventory was revalued as part of the purchase price allocation. For the Fiscal 2005 Quarter and for the Fiscal 2005 Nine Months this accounting treatment resulted in an increase in acquired inventory of $7 million and $35 million, respectively. The inventory valuations were non-cash charges. Also, approximately $8 million in restructuring and related charges were incurred during the Fiscal 2005 Quarter and the Fiscal 2005 Nine Months related the closing of a zinc carbon manufacturing facility in Breitenbach, France. Excluding these charges, gross profit margin for the Fiscal 2005 Quarter and the Fiscal 2005 Nine Months was 39.9% and 40.3%, respectively. The remaining decline in gross margin percentage for the Fiscal 2005 Quarter and the Fiscal 2005 Nine Months resulted primarily from the inclusion of the lower margin United business, which historically has generated gross margins in the range of 38%—40%, increased raw material, fuel and transportation expenses.

Operating Income. Our operating income for the Fiscal 2005 Quarter increased to $73 million from $38 million in the Fiscal 2004 Quarter. The increase primarily reflects the inclusion of Tetra and United, which contributed approximately $3 million and $54 million, respectively, partially offset by $8 million of restructuring and related charges incurred during the period associated with the closure of our manufacturing facility in Breitenbach, France and $7 million of restructuring and related charges incurred during the period in connection with the United integration. Operating income in the quarter also reflects inventory valuation adjustments of $6 million related to the fair value write-up of Tetra inventory and $2 million related to the fair value write-up of United inventory in accordance with the requirements of SFAS 141, “Business Combinations.”

Operating income increased to $170 million in the Fiscal 2005 Nine Months from $110 million in the Fiscal 2004 Nine Months. The increase primarily reflect the inclusion of Tetra and United, which contributed approximately $3 million and $68 million, respectively, for the Fiscal 2005 Nine Months, partially offset by $8 million of restructuring and related charges incurred during the period associated with the closure of our manufacturing facility in Breitenbach, France and $8 million of restructuring and related charges incurred during the period in connection with the United integration. Operating income in the nine months also reflects inventory valuation adjustments of $6 million related to the fair value write-up of Tetra inventory and $29 million related to the fair value write-up of United inventory. In addition, results for the Fiscal 2005 Nine Months reflect improved profitability in all geographies as we have recognized the benefits of cost improvement initiatives. Favorable foreign exchange rates contributed approximately $1 million and $8 million to operating income during the Fiscal 2005 Quarter and Fiscal 2005 Nine Months, respectively.

Income from Continuing Operations. Our income from continuing operations for the Fiscal 2005 Quarter was $24 million compared to $13 million in the same period last year. Our income from continuing operations for the Fiscal 2005 Nine Months increased to $50 million from income of $38 million in the same period last year. In addition to the items discussed above, our income from continuing operations was negatively impacted by higher costs associated with increased debt levels resulting from the acquisitions of United and Tetra as well as the write-off of $12 million in debt issuance costs related to the refinancing of our bank credit facility in the Fiscal 2005 Second Quarter.

Discontinued Operations. There were no discontinued operations in the Fiscal 2005 Quarter and Nine Months. Losses from discontinued operations of $0.3 million in the Fiscal 2004 Nine Months reflect the operating results of our Remington Service Centers.

Segment Results. We manage operations in five reportable segments, including three based primarily upon geographic area (North America, Latin America and Europe/Rest of World), a fourth (United) based on our acquisition of United Industries and a fifth (Tetra) based on our acquisition of Tetra Holding GmbH. North America includes the legacy business (battery, shaving and grooming, personal care and lighting) in the United States and Canada; Latin America includes the legacy business in Mexico, Central America, South America and the Caribbean; Europe/Rest of World (“Europe/ROW”) includes the legacy business in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts business. The United segment includes the acquired lawn and garden, household insect control and United Pet Group business in the United States and Canada. The Tetra segment includes the acquired global Tetra fish food and supply business, primarily in North America, Europe and Japan.

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

North America

	Fiscal Quarter		Nine Months
	2005	2004	2005	2004
Net sales to external customers	$149	$136	$477	$485
Segment profit	$31	$32	$95	$86
Segment profit as a % of net sales	20.8%	23.5%	19.9%	17.7%
Assets as of July 3, 2005 and September 30, 2004	$617	$645	$617	$645

Our net sales to external customers in the Fiscal 2005 Quarter increased to $149 million from $136 million in Fiscal 2004 Quarter. Our net sales to external customers in the Fiscal 2005 Nine Months decreased to $477 million from $485 million for Fiscal 2004 Nine Months. The 10% increase for the Fiscal 2005 Quarter was primarily due to strong growth in sales of Remington branded products partially offset by a modest decline in battery sales. The decrease for the Fiscal 2005 Nine Months was primarily due to a decline in the electric shaving category during the fiscal first quarter and slight declines in our battery business, offset by over 40% growth in sales of our personal care products.

Our operating profitability in the Fiscal 2005 Quarter decreased slightly to $31 million from $32 million in Fiscal 2004 Quarter and for the Fiscal 2005 Nine Months increased to $95 million from $86 million in Fiscal 2004 Nine Months. Our profit margin for Fiscal 2005 Quarter decreased to 20.8% from 23.5% in the same quarter last year and increased to 19.9% for the Fiscal 2005 Nine Months from 17.7% for the Fiscal 2004 Nine Months. Fiscal 2005 Quarter profitability and margins were negatively impacted by the transition from Rayovac’s “50% More” battery marketing campaign to a new performance-based marketing strategy, partially offset by lower selling, marketing and administrative expenses. The increase in profitability for the nine months primarily reflects lower selling and marketing expenditures and the favorable impact from restructuring and cost improvement initiatives associated with the Remington acquisition, which contributed to lowered operating expenses as a percentage of sales during the Fiscal 2005 Nine Months.

Our assets as of July 3, 2005 decreased to $617 million from $645 million at September 30, 2004, primarily due to seasonal changes in receivables and inventories. Intangible assets at July 3, 2005 are approximately $292 million and primarily relate to the Remington acquisition.

Europe/ROW

	Fiscal Quarter		Nine Months
	2005	2004	2005	2004
Net sales to external customers	$137	$137	$504	$453
Segment profit	$18	$21	$73	$74
Segment profit as a % of net sales	13.1%	15.3%	14.5%	16.3%
Assets as of July 3, 2005 and September 30, 2004	$584	$599	$584	$599

Our net sales to external customers in the Fiscal 2005 Quarter totaled $137 million. Excluding the benefit of foreign currency of approximately $5 million, sales declined compared to the previous year due primarily to an overall stagnant economic and consumer spending environment in continental Europe. Our net sales to external customers in the Fiscal 2005 Nine Months increased to $504 million from $453 million the previous year representing an 11% increase. Of the increase in the Fiscal 2005 Nine Months, approximately $30 million is attributable to the impact of foreign currency. Another $11 million of the net sales increase was attributable to the Ningbo acquisition which included results for three of the nine months in Fiscal 2004. The balance of the increase was primarily attributable to increased sales of Remington shaving, grooming and personal care product partially offset by softness in specialty battery sales.

Our operating profitability in the Fiscal 2005 Quarter decreased to $18 million from $21 million in the Fiscal 2004 Quarter and to $73 million for the Fiscal 2005 Nine Months from $74 million in the previous comparable period. Segment profitability as a percentage of sales for Fiscal 2005 Quarter decreased to 13.1% from 15.3% in the same quarter last year and to 14.5% for the Fiscal 2005 Nine Months from 16.3% for the Fiscal 2004 Nine Months. The profitability decrease was primarily due to higher raw material costs and a shift to private label battery sales partially offset by a reduction in accrued customer rebates. In addition, operating expenses increased due to our investment in sales and marketing to support the Remington product expansion throughout Europe.

Our assets as of July 3, 2005 decreased to $584 million from $599 million at September 30, 2004. Intangible assets approximate $279 million of our total assets at July 3, 2005 and primarily relate to the VARTA and Ningbo acquisitions. In March 2005, we purchased the remaining 15% equity interest in Ningbo for approximately $2.9 million.

Latin America

	Fiscal Quarter		Nine Months
	2005	2004	2005	2004
Net sales to external customers	$50	$35	$152	$102
Segment profit	$4	$3	$14	$9
Segment profit as a % of net sales	8.0%	8.6%	9.2%	8.8%
Assets as of July 3, 2005 and September 30, 2004	$341	$296	$341	$296

Our net sales to external customers in the Fiscal 2005 Quarter increased to $50 million from $35 million in the Fiscal 2004 Quarter reflecting a 43% increase. Microlite was included in our results for the last month of Fiscal 2004 Quarter. During the first two months of Fiscal 2005 Quarter, Microlite contributed approximately $9 million to net sales in fiscal 2005 versus fiscal 2004 due to the timing of the close of the acquisition of Microlite. The balance of the increase was primarily attributable to the favorable impact of foreign currency exchange rates, which contributed approximately $5 million, and increased battery sales. Our net sales to external customers in the Fiscal 2005 Nine Months increased to $152 million from $102 million in the Fiscal 2004 Nine Months reflecting a 49% increase. This increase reflects the impact of the acquisition of Microlite, which contributed approximately $39 million in net sales during the first eight months of Fiscal 2005 Quarter, and the favorable impact of foreign currency exchange rates, which contributed approximately $8 million.

Our profitability in the Fiscal 2005 Quarter increased to $4 million from $3 million for the Fiscal 2004 Quarter and for the Fiscal 2005 Nine Months increased to $14 million from $9 million in the previous year. Our profitability margin in the Fiscal 2005 Quarter decreased to 8.0% from 8.6% in the same period last year primarily as a result of higher Fiscal 2005 Quarter operating expenses in Mexico and raw material price increases in the region. Our profitability margin increased to 9.2% in the Fiscal 2005 Nine Months from 8.8% in the previous year, and on a dollar basis improved over last year as a result of the inclusion of Microlite and a $1.6 million gain on the sale of an idle Mexican manufacturing facility.

Our assets as of July 3, 2005 increased to $341 million from $296 million at September 30, 2004 and reflect intangible assets of approximately $213 million. The increase primarily reflects the impact of foreign currency translation and purchase price adjustments associated with the Microlite acquisition.

United

	2005 Fiscal Quarter	2005 Nine Months
Net sales to external customers	$355	$583
Segment profit	$54	$68
Segment profit as a % of net sales	15.2%	11.7%
Assets as of July 3, 2005	$1,756	$1,756

Our net sales to external customers in the Fiscal 2005 Quarter and Nine Months were $355 million and $583 million, respectively, representing growth of 8% and 8%, respectively, from United’s 2004 results assuming the businesses of Nu-Gro Corporation and United Pet Group were included in the comparable periods. Contributing to the Fiscal 2005 Quarter growth was a 13% growth in our lawn and garden business and a 9% growth in the United Pet Group. Somewhat offsetting this increase was a 3% decline in our household insect control business.

Our operating profitability in the Fiscal 2005 Quarter and Nine Months was $54 million and $68 million, respectively, and was negatively impacted by the previously discussed inventory valuation charges of approximately $2 million and $29 million for the Fiscal 2005 Quarter and Fiscal 2005 Nine Months, respectively. Segment profitability as a percentage of sales for Fiscal 2005 Quarter and Nine Months was 15.2% and 11.7%, respectively.

Our assets as of July 3, 2005 were $1,756 million. Intangible assets approximate $1,291 million of our total assets at July 3, 2005 and primarily resulted from the United acquisition on February 7, 2005 which is described in more detail at footnote 11 to our Condensed Consolidated Financial Statements filed with this report, “Acquisitions.”

Tetra

2005 Fiscal Quarter and Nine Months
Net sales to external customers	$40
Segment profit	$3
Segment profit as a % of net sales	7.5%
Assets as of July 3, 2005	$623

Our net sales to external customers in the nine week period subsequent to the acquisition were $40 million, representing growth of 7% from Tetra’s 2004 results in the comparable nine week period.

Our operating profitability in the Fiscal 2005 Quarter and Nine Months was $3 million and was impacted by the previously discussed inventory valuation charge of approximately $6 million. Segment profitability as a percentage of sales for Fiscal 2005 Quarter and Nine Months was 7.5%.

Our assets as of July 3, 2005 were $623 million. Intangible assets approximate $528 million of our total assets at July 3, 2005 and primarily resulted from the Tetra acquisition on April 29, 2005 which is described in more detail at footnote 11 to our Condensed Consolidated Financial Statements filed with this report, “Acquisitions.” Amounts assigned to Tetra’s intangible assets may change when valuation reports are finalized.

Corporate Expense. Our corporate expense in the Fiscal 2005 Quarter increased to $22 million from $17 million in the previous year. The increase was primarily due to increases in research and development, legal expenses, costs associated with Sarbanes-Oxley Section 404 compliance and increased incentive compensation expense. Our corporate expense as a percentage of net sales in the Fiscal 2005 Quarter decreased to 3.0% from 5.4% in the previous year.

Our corporate expenses in the Fiscal 2005 Nine Months increased to $67 million from $52 million in the previous year. The increase in expense is primarily due to increased research and development, legal and incentive compensation expenses. Our corporate expense as a percentage of net sales in the Fiscal 2005 Nine Months decreased to 3.8% from 5.0% in the previous year.

Restructuring and Related Charges. We incurred net restructuring and related charges of approximately $15.2 million during the Fiscal 2005 Nine Months, primarily related to the closing of a zinc carbon manufacturing facility in Breitenbach, France (included in cost of goods sold) and the integration of United (included in operating expenses). Costs associated with the closure of Breitenbach include approximately $8.3 million for severance and termination benefits, partially offset by the $0.5 million reversal of Breitenbach’s incentive accrual. Costs associated with the integration of United include approximately $6.9 million for severance and termination benefits, approximately $1 million for consulting costs incurred in connection with the integration and approximately $0.6 million of costs for salaries and benefits of our United integration team. Partially offsetting the United integration costs included in operating expenses was the $1.1 million reduction of an existing environmental accrual for Remington’s Bridgeport, Connecticut facility. This accrual was originally established in purchase accounting as an adjustment to goodwill.

We announced the closure of our Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative are expected to total approximately $12 million, with the remaining costs projected to be incurred through the end of fiscal 2006.

In connection with the February 2005 acquisition of United, we committed to and announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home and Garden administrative services, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; converting all North

American information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s administrative and manufacturing structure. These restructuring initiatives are expected to be completed by the end of fiscal 2008. Total restructuring and related charges associated with these initiatives are projected to be approximately $45 million, including the amounts incurred through July 3, 2005.

The Fiscal 2004 Quarter and Fiscal 2004 Nine Months reflect restructuring and related charges related to executive compensation agreements with certain Remington employees.

Interest Expense. Interest expense in the Fiscal 2005 Quarter increased to $39 million from $16 million in the Fiscal 2004 Quarter and increased to $95 million in the Fiscal 2005 Nine Months from $49 million in the previous year. The Fiscal 2005 Quarter increase was primarily due to increased debt levels associated with the Tetra and United acquisitions. The Fiscal 2005 Nine Month increase was primarily due to the $12 million write-off of debt issuance costs related to the refinancing of our credit facility in connection with the United acquisition and increased debt levels associated with the Tetra and United acquisitions.

Income Tax Expense. During the Fiscal 2005 Quarter, we reduced our full-year effective tax rate on income from continuing operations from 37% to approximately 36% based on current estimates for profits and related jurisdictions for the fiscal year. As a result of this change in estimate, our effective tax rate in the Fiscal 2005 Quarter was approximately 34%. Our effective tax rate on income from continuing operations was 38% for both the Fiscal 2004 Quarter and Fiscal 2004 Nine Months.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2005 Nine Months, cash provided by operating activities totaled $140 million, an increase of $59 million from last year. This increase was principally a result of increased earnings. Excluding the impact of the non-cash inventory valuation and debt issuance cost charges, earnings increased approximately $59 million.

Investing Activities

Net cash used by investing activities was $1.6 billion for the Fiscal 2005 Nine Months as compared to $58 million for the Fiscal 2004 Nine Months. The increase is directly attributable to the cash investment of approximately $1.6 billion associated with our acquisitions of United and Tetra. Capital expenditures for Fiscal 2005 are expected to be approximately $65 million.

Equity Financing Activities

We granted approximately 1.2 million shares of restricted stock during the nine months ended July 3, 2005. Of these grants, approximately 0.5 million shares will vest over a three-year period, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on our performance during the three-year period. Approximately 0.3 million shares granted will be 100% vested on February 7, 2008 if specified performance targets are met. If those performance targets are not met, the shares will vest on February 7, 2012. The remaining 0.4 million shares vest at varying dates through 2009, including 0.3 million that vest in 2008. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $42 million which has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

In addition, we issued 13.75 million shares of common stock from treasury as partial consideration for the United acquisition. The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

During the Fiscal 2005 Nine Months we also issued approximately 1.2 million shares of common stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $18 million. We recognized a tax benefit of approximately $10 million associated with the exercise of these stock options, which was accounted for as an increase in Additional paid-in capital and included as a non-cash adjustment in cash flows from operating activities.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

The following table summarizes our debt and capital lease obligations as of July 3, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Debt and Capital Leases
	Payments due by Fiscal Year
	Remainder 2005	2006	2007	2008	2009	Thereafter	Total
Debt, excluding capital lease obligations	$32	$8	$8	$7	$7	$2,249	$2,311
Capital lease obligations, including executory costs and imputed interest	—	3	2	2	2	17	26

	$32	$11	$10	$9	$9	$2,266	$2,337

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

Our Senior Credit Facility includes aggregate facilities of approximately $1.5 billion consisting of approximately, a $653 million U.S. Dollar Term Loan, a €114 million Term Loan ($138 million at July 3, 2005), a new Tranche B €281 million Term Loan (USD $340 million at July 3, 2005), a CAD $87 million Term Loan (USD $71 million at July 3, 2005), and a new Revolving Credit Facility of $300 million. The new Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros and the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35 million.

Approximately $240 million remains available under the Revolving Credit Facility as of July 3, 2005, net of approximately $28 million of outstanding letters of credit.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million associated with our debt offering of the $350 million 8 1/2% Senior Subordinated Notes due in 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of the $700 million 7 3/8% Senior Subordinated Notes due in 2015. We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facilities if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of July 3, 2005, we estimate annual interest payments of approximately $62 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

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

The terms of both the $350 million and $700 million Senior Subordinated Notes permit the holders to require us to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) enter into mergers, consolidations, or sales of all or substantially all of our assets, (v) make asset sales, (vi) enter into transactions with affiliates, and (vii) issue or sell capital stock of our wholly owned subsidiaries. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries.

We were in compliance with all covenants associated with our Senior Credit Facilities and our Senior Subordinated Notes that were in effect as of and during the period ended July 3, 2005.

On April 29, 2005, we acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550 million, net of cash acquired and inclusive of a final working capital payment of $2.4 million, paid in July 2005. The acquisition utilized $500 million of an incremental Term Loan Facility and approximately $53 million of the Revolving Credit Facility. The Fourth Agreement was amended (the “First Amendment”) to reflect the utilization of the incremental Term Loan Facility. In connection with the acquisition of Tetra and the issuance of the incremental Term Loan Facility, the Company incurred approximately $3.1 million in new debt issuance costs, which are being amortized over the life of the debt using the effective interest method.

Critical Accounting Policies and Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no significant changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2004.

Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. FAS 154 is not expected to have a material impact on our financial condition, results of operations, or cash flow.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005, with early adoption allowed. FIN 47 is not expected to have a material impact on our financial condition, results of operations, or cash flow.

In December 2004, the FASB issued FASB Staff Position 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP 109-1 provides the treatment for the deduction as a special deduction as described in SFAS No. 109. FSP 109-1 is effective prospectively as of January 1, 2005. FSP 109-1 is not expected to have a material impact on our financial condition, results of operations, or cash flow.

In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. We are in the process of evaluating how much, if any, of the undistributed earnings of foreign subsidiaries should be repatriated and the financial statement and cash flow implications of any decision. The related range of income tax effects of such repatriation cannot be reasonably estimated at this time.

In November 2004, the FASB issued SFAS 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4.” SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating SFAS 151 and do not expect it to have a material impact on our financial condition, results of operations, or cash flow.

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

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, Euro LIBOR, and Canadian LIBOR affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Canadian Dollars and Brazilian Reals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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

As of July 3, 2005, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $0.9 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $5.7 million.

As of July 3, 2005, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $1.5 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $5.4 million.

As of July 3, 2005, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.8 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $3.8 million.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	difficulties or delays in the integration of operations of acquired businesses and our ability to achieve anticipated synergies and efficiencies with respect to those acquisitions;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	interest rate, exchange rate and raw materials price fluctuations;

•	government regulations;

•	the seasonal nature of sales of our products;

•	weather conditions, primarily during the peak lawn and garden season; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section which follows entitled “Risk Factors.” You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of July 3, 2005 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”), we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of July 3, 2005, we had total indebtedness of $2.3 billion.

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

If we cannot successfully integrate the operations of United, including the operations of United Pet Group and Nu-Gro, and Tetra, we may experience material adverse consequences to our business, financial condition and results of operations. The integration of separately-managed companies operating in distinctly different markets involves a number of risks, including, but not limited to, the following:

•	the risks of entering markets in which we have no prior experience;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	demands on management related to the significant increase in our size after the acquisitions of United and Tetra;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different corporate cultures and practices, and of broad and geographically dispersed personnel and operations;

•	difficulties in the integration of departments, information technology systems, accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

•	expenses of any undisclosed or potential legal liabilities.

Prior to the acquisitions of United and Tetra, Spectrum, United and Tetra operated as separate entities. In addition, United Pet Group and Nu-Gro operated as separate entities until acquired by United in 2004. We may not be able to maintain the levels of revenue, earnings or operating efficiency that any one of these entities had achieved or might achieve separately. The unaudited pro forma condensed consolidated financial results of operations of Rayovac and United presented in or incorporated by reference into this prospectus cover periods during which they were not under the same management and, therefore, may not be indicative of our future financial condition or operating results. Successful integration of each company’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, eliminate redundant and excess costs. The anticipated savings opportunities are based on projections and assumptions, all of which are subject to change. We may not realize any of the anticipated benefits or savings to the extent or in the time frame anticipated, if at all, or such benefits and savings may require higher costs than anticipated.

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

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. For example, we are a defendant in a patent infringement lawsuit in which Braun, a subsidiary of Gillette, has alleged our “Smart System” shaving system infringes two of Braun’s U.S. patents and we are also involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. For more information, see “Business—Legal Proceedings.” Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays, or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign or re-brand our products or redesign our processes to avoid actual or potential intellectual property infringement. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternative technology, trademarks, or trade dress on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products and facilities are regulated by the United States Environmental Protection Agency (the “EPA”), the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety regulations, as well as similar registration, approval and other requirements under state and foreign laws and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of our legal proceedings since the filing of our Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on April 27, 2005. The directors standing for election were elected in an uncontested election. The directors elected were Neil P. DeFeo, David A. Jones and Barbara S. Thomas. Mr. DeFeo received 44,177,584 votes in favor of his election and 1,794,427 votes were withheld. Mr. Jones received 44,289,498 votes in favor of his election and 1,682,513 votes were withheld. Ms. Thomas received 43,198,451 votes in favor of her election and 2,773,560 votes were withheld. The terms of office as directors of the following directors continued after the meeting: Charles A. Brizius, John D. Bowlin, William P. Carmichael, Kent J. Hussey, John S. Lupo, Scott A. Schoen and Thomas R. Shepherd. In addition to the election of directors, we submitted each of the following to a vote of the shareholders: (1) approval of an amendment to our Amended and Restated Articles of Incorporation to change our name from Rayovac Corporation to Spectrum Brands, Inc.; and (2) the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2005. The vote in favor of the amendment to our Amended and Restated Articles of Incorporation to change our name from Rayovac Corporation to Spectrum Brands, Inc. was 45,846,661 in favor, 112,927 against and 12,423 abstained. The vote in favor of ratification of KPMG LLP as our independent registered public accounting firm for fiscal 2005 was 45,439,096 in favor, 521,823 against and 11,091 abstained.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005

SPECTRUM BRANDS, INC.

By:	/s/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by an among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 18, 2005).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, effective as of October 1, 2004, by and between Rayovac Corporation and David A. Jones (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K for the fiscal year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Rayovac Corporation and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated June 30, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel.*

Exhibit 10.5	Separation Agreement and Release between the Company and Lester Lee dated April 13, 2005 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2005).

Exhibit 10.6	Building Lease between Rayovac Corporation and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987 (filed by incorporation by reference to the Registration Statement on form S-1 filed with the SEC on December 13, 1996).

Exhibit 10.7	Amendment, dated December 31, 1998, between Rayovac Corporation and SPG Partners, to the Building Lease, between Rayovac Corporation and SPG Partners, dated May 14, 1985 (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the SEC on February 17, 1999).

Exhibit 10.8	Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.9	Addendum No. 2 to Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 10.10	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.11	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.12	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.13	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.14	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.16	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.17	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.18	Joint Venture Agreement, dated July 28, 2002, by and among Rayovac Corporation, VARTA AG and ROV German Limited GmbH, as amended (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2002).

Exhibit 10.19	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.20	Lease by and between Rex Realty Co., Lessor, and United Industries Corporation, Lessee, effective December 1, 1995 (filed by incorporation by reference to Exhibit 10.16 to the Form S-4 of United Industries Corporation (SEC file # 333-76055) filed with SEC on April 9, 1999).

Exhibit 10.21	Lease and Agreement between LGH Investment, L.L.C., as Landlord, and Chemical Dynamics, Inc. d/b/a Schultz Company, as Tenant, dated January 18, 2000 (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 10.22	Lease Agreement between Pursell Holdings, LLC, as Lessor, and Sylorr Plant Corp., as Lessee, dated October 3, 2002 (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 10.23	Trademark License and Manufacturing and Supply Agreement by and between United Industries Corporation and Home Depot U.S.A., Inc. effective as of January 1, 2004 (filed by incorporation by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of United Industries Corporation (SEC file # 333-76055) for the quarterly period ended March 31, 2004, filed with the SEC on May 14, 2004).

Exhibit 10.24	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.25	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.26	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.27	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.28	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.29	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.30	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.31	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.32	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.33	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith