Form 10-K
period 2005-09-30
Spectrum Brands, Inc.
filed 2005-12-14
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2005.

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

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,253,514,565 based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (April 1, 2005).* As of December 1, 2005, there were outstanding 50,788,009 shares of the registrant’s Common Stock, $0.01 par value.

*	For purposes of this calculation only, Spectrum Brands, Inc. common stock held by directors, executive officers, the Thomas H. Lee Funds and Ameriprise Financial, Inc. has been treated as owned by affiliates.

PART I

ITEM 1. BUSINESS

General

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. We are a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and a leading worldwide designer and marketer of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We are also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and specialty food products, and insecticides and repellents.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”). We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. We have manufacturing and product development facilities located in the United States, Europe, China and Latin America. We manufacture alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, pet supplies and specialty food products and insecticides and repellents in our company operated manufacturing facilities. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in Asia.

Effective May 2, 2005, we changed our corporate name from Rayovac Corporation to Spectrum Brands, Inc. While, in this report, unless specified otherwise or the context requires, “Spectrum” and “Rayovac” both refer to the Company. Rayovac may be used to refer to the Company in relation to periods prior to the name change.

We made two significant acquisitions in 2005 designed to diversify our business and leverage our distribution strengths. A third acquisition of Jungle Laboratories Corporation (“Jungle Labs”), completed in the fourth quarter, was inconsequential to the period. (See Note 16, Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the Jungle Labs acquisition). On February 7, 2005, we completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of quality pet supplies in the United States. The aggregate purchase price was approximately $1,490 million, net of cash acquired of approximately $14 million. The purchase price consisted of cash consideration of approximately $1,051 million and our common stock totaling approximately $439 million. The aggregate purchase price included acquisition related expenditures of approximately $22 million. At the time of the acquisition, United had approximately 2,800 employees throughout North America and was organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United gives us a significant presence in several new consumer product categories that will significantly diversify our revenue base. Subsequent to the acquisition, the financial results of United are reported as a separate business segment within our consolidated results. United contributed approximately $787 million to our 2005 net sales, and recorded operating income of approximately $79 million.

On April 29, 2005, we acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550 million, net of cash acquired of approximately $13 million and inclusive of a final working capital payment of $2.4 million, paid in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16 million. The acquisition was financed with additional borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility (each as defined in

Note 6, Debt, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition provides us a global brand and distribution to extend our North American pet supplies business. At the time of the acquisition, Tetra had approximately 700 employees. Tetra operates in over 90 countries and holds leading market positions in Europe, North America and Japan. Subsequent to the acquisition, the financial results of Tetra are reported as a separate business segment within our consolidated results. Tetra contributed approximately $96 million to our 2005 net sales, and recorded operating income of approximately $10 million.

During 2005, we managed operations in five reportable business segments, including three based primarily upon geographic area (North America, Latin America and Europe/Rest of World (“Europe/ROW”)), a fourth (United) based on our acquisition of United and a fifth (Tetra) based on our acquisition of Tetra. North America includes the legacy business (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada; Latin America includes the legacy business in Mexico, Central America, South America and the Caribbean; Europe/ROW includes the legacy business in the United Kingdom, continental Europe, China, Australia and all other countries in which we conduct business. The United business segment includes the acquired lawn and garden, household insect control and United Pet Group business in the United States and Canada. The Tetra business segment includes the acquired global Tetra business, primarily in Europe, North America and Japan.

Commencing in fiscal 2006, we will manage operations in four reportable segments: North America, which will consist of the legacy business (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada and the acquired United lawn and garden household insect control business; Latin America (as described above); Europe/ROW (as described above) and Global Pet, which will consist of the acquired United Pet Group business and the acquired global Tetra business (“Global Pet”).

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each business segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that business segment plus the financial results of that business segment. Financial information pertaining to our business segments is contained in Note 12, Segment Information, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

On November 23, 2005, we entered into an agreement with Agrium Inc. to sell our fertilizer technology and Canadian professional fertilizer products business (which is currently a part of our Nu-Gro Corporation business) to Agrium for $86 million. This divestiture is expected to reinforce our ability to focus on our primary growth strategy of marketing branded consumer products to retailers and, subject to certain regulatory approvals and closing conditions, is expected to close in January, 2006. Proceeds from the sale will be used to reduce our outstanding debt. As part of the transaction, we have signed strategic multi-year reciprocal supply agreements with Agrium.

Our financial performance is influenced by a number of factors including: general economic conditions, foreign exchange fluctuations, and trends in consumer markets; our overall product line mix, including sales prices and gross margins which vary by product line and geographic market; pricing of certain raw materials and commodities; fuel pricing and our general competitive position, especially as impacted by our competitors’ promotional activities and pricing strategies.

Our Products

We compete in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. Our broad line of products includes:

•	general batteries, including alkaline and zinc carbon;

•	rechargeable batteries and chargers;

•	hearing aid batteries;

•	other specialty batteries;

•	fertilizer, herbicides and other lawn and garden products;

•	pet supplies, including aquatic equipment and supplies, health and grooming products, treats and small animal foods and other;

•	electric shaving and grooming products;

•	household insect control;

•	electric personal care products; and

•	portable lighting products.

Net sales data for our products as a percentage of consolidated net sales is set forth below.

	Percentage of Company Net Sales Fiscal Year Ended September 30,
	2005	2004	2003
Consumer batteries	41%	67%	90%
Lawn and garden	19	—	—
Pet supplies	12	—	—
Electric shaving and grooming	12	19	—
Household insect control	6	—	—
Electric personal care products	6	8	—
Portable lighting	4	6	10

	100%	100%	100%

Consumer Batteries

General Batteries

Our general batteries category includes alkaline and zinc carbon. We sell a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) for both consumers and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac Maximum Plus brand and the VARTA Longlife, High Energy and MaxiTech brands. We also engage in private label manufacturing of alkaline batteries. Our zinc carbon batteries, marketed and sold primarily under the Rayovac and VARTA brands, are designed for low- and medium-drain battery-powered devices such as flashlights.

Hearing Aid Batteries

We are currently the largest worldwide seller of hearing aid batteries. We sell our hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and under several private labels, including Beltone, Miracle Ear, Siemens and Starkey.

Rechargeable Batteries, Chargers and Other

We sell our rechargeable batteries and chargers under the Rayovac and VARTA brands. We sell Nickel Metal Hydride (NiMH) batteries and a variety of chargers.

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

Lawn and Garden

Our lawn and garden business is comprised of a number of leading lawn and garden care products, including, among others, dry, granular lawn fertilizers, lawn fertilizer combination and lawn control products, herbicides, water-soluble and controlled-release garden and indoor plant foods, plant care products, potting soils and other growing media products and grass seed. Our largest brands include Spectracide, Garden Safe, Sta-Green, Vigoro, Schultz and Bandini. We have exclusive brand arrangements for our Vigoro brand at The Home Depot and our Sta-Green brand at Lowe’s. We also sell our products in Canada where our brands include Wilson, So-Green, Greenleaf and Green Earth in the lawn and garden categories, and IB Nitrogen, Nitroform, Nutralene, S.C.U. and Organiform in the fertilizer technology and professional category. Our lawn and garden products are targeted toward consumers who want products and packaging that are comparable to, and sold at lower prices than, premium-priced brands.

Pet Supplies

Our pet supplies business is comprised of a number of leading premium-branded pet supplies and specialty pet food products for fish, dogs, cats, birds and other small domestic animals. We have a broad line of consumer and commercial aquatics pet products, including integrated aquarium kits, standalone tanks and stands, filtration systems, heaters, pumps, sea salt, aquarium hoods and lights and other aquarium supplies and accessories. Our largest aquatics brands include Tetra, Bio-Wheel, Penguin, Eclipse, Magnum, Perfecto and ASI. We also sell a variety of specialty pet products, including treats, stain and odor removal products, grooming aids, bedding products, premium food, medications and vitamin supplements. Our largest specialty pet brands include 8-in-1, Nature’s Miracle, One Earth, Dingo, Wild Harvest and Kookamunga.

Electric Shaving and Grooming

We market a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, women’s shavers, beard and mustache trimmers, nose and ear trimmers, haircut kits and related accessories. We market electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents.

Household Insect Control

Our household insect control business is comprised of a number of leading products that allow consumers to repel insects and maintain a pest-free household. Such products include household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. We also manufacture and market a complete line of products in the insect repellent category that provide protection from insects, especially mosquitoes. Such products include both personal repellents, such as application wipes, aerosols and pump sprays, and area repellents, such as yard sprays, citronella candles and torches. Our largest brands in the insect control business include Hot Shot, Cutter and Repel.

Electric Personal Care Products

Our personal care products, marketed and sold under the Remington brand name, include hair dryers, hairsetters, curling irons, hair crimpers and straighteners and hot air brushes.

Portable Lighting

We offer a broad line of battery-powered lighting products, including flashlights, lanterns and similar portable devices, for the retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other brand names and under licensing arrangements with third parties.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales to Wal-Mart Stores, Inc. represented approximately 18% of consolidated net sales for fiscal 2005 and no other customer accounted for more than 10% of our consolidated net sales in fiscal 2005.

North America

We align our internal sales force in North America by distribution channel. We maintain separate sales forces primarily to service (i) our retail sales and distribution channels, (ii) our hearing aid professionals and (iii) our industrial distributors and OEM sales and distribution channels. In addition, we use a network of independent brokers to service participants in selected distribution channels. As part of our integration activities, during 2005 we merged the United lawn and garden and household insect control sales force into our North America sales force.

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

Latin America

We align our internal sales force in Latin America by distribution channel or geographic territory. We sell primarily to large retailers, wholesalers, distributors, food and drug chains, and retail outlets in both urban and rural areas. In some countries where we do not maintain a separate internal sales force, we sell to distributors who sell our products to all channels in their particular market.

United and Tetra

Our United and Tetra sales forces are aligned by significant customer. We sell our lawn and garden, pet supplies and household insect control products to mass merchandisers, home improvement centers, hardware, grocery and drug chains, nurseries and garden centers, pet superstores, independent pet stores and other retailers. As part of our integration activities, during 2005 we merged the United lawn and garden and household insect control sales force into our North America sales force. Subsequent to the realignment, United’s lawn and garden and household insect control sales forces are aligned with North America, as described above.

Manufacturing, Raw Materials and Suppliers

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply/demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging transactions in an attempt to effectively manage our raw materials costs for the next six to twelve months. We believe we will continue to have access to adequate quantities of these materials.

Substantially all of our rechargeable batteries and chargers, portable lighting products, hair care and other personal care products, and our electric shaving and grooming products are manufactured by third party suppliers, primarily located in Asia. We maintain ownership of tooling and molds used by many of our suppliers.

We continually evaluate our facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and currently foreseeable needs.

Research and Development

Our research and development strategy is primarily focused on new product development and performance enhancements of our existing products. We plan to continue to use our strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

In fiscal years 2005, 2004 and 2003, we invested $29.3 million, $23.2 million and $14.4 million, respectively, in product research and development. These investments were supplemented by funds received from U.S. government contracts. These contracts enable us to investigate additional development opportunities.

Patents and Trademarks

We own or license from third parties a considerable number of patents and patent applications throughout the world for battery and electric personal care product improvements, additional features and manufacturing equipment. We have a license through March 2022 to certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd (“Matsushita”) to whom we pay a royalty.

We also use and maintain a number of trademarks in our business, including CUTTER, DINGO, GARDEN SAFE, HOT SHOT, JUNGLETALK, MARINELAND, NATURE’S MIRACLE, RAYOVAC, REMINGTON, REPEL, SCHULTZ, SPECTRACIDE, SPECTRACIDE TERMINATE, STA-GREEN, TETRA, VARTA, VIGORO and 8-IN-1. We seek trademark protection in the U.S. and in many foreign countries by available means, including registration.

As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to us and VARTA AG’s subsequent sale of its automotive battery business to Johnson Controls, Inc., we acquired rights to the VARTA trademark in the consumer battery category and Johnson Controls acquired rights to the trademark in the automotive battery category. VARTA AG and its VARTA Microbatteries subsidiary continue to have rights to use the trademark with travel guides, industrial batteries and micro batteries. We are party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA trademark.

As a result of the common origins of the Remington business we acquired in September, 2003 and Remington Arms Company, Inc., the Remington trademark is owned by us and by the Remington Arms, Company Inc., each with respect to its principal products as well as associated products. As a result of our acquisition of Remington business, we own the Remington trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between

Remington and Remington Arms provides for the shared rights to use the Remington trademark on products which are not considered “principal products of interest” for either company. We retain the Remington trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

On February 12, 2004, United executed a licensing, manufacturing and supply agreement with its largest customer at the time. Under the agreement, United will license its VIGORO and related trademarks and be the exclusive manufacturer and supplier for certain products branded with such trademarks from January 1, 2004, the effective date of the agreement, through December 31, 2008. If the customer achieves certain required minimum purchase volumes and other conditions during the initial four-year period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, United will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved.

Competition

In our retail markets, companies compete for limited shelf space and consumer acceptance. Factors influencing product sales are brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies.

The battery marketplace is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (manufacturer/seller of the Energizer brand); The Procter & Gamble Company and its subsidiary Gillette (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at retail prices below competing brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

In the U.S. alkaline battery category, the Rayovac brand is positioned as a value brand. In Europe, the VARTA brand is competitively priced with the competition. In Latin America, where zinc carbon batteries outsell alkaline batteries, the Rayovac brand is competitively priced with the competition.

Our primary competitors in the lawn and garden business segment include: The Scotts Miracle-Gro Company, which markets lawn and garden products under the Scotts, Ortho, Roundup, Miracle-Gro and Hyponex brand names; Central Garden & Pet Company, which markets garden products under the AMDRO, IMAGE and Pennington Seed brand names; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced brand name.

Our primary competitors in the electric shaving and grooming market are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”) (which only sells and markets rotary shavers) and Braun, a division of The Procter & Gamble Company (which sells and markets foil shavers). Only Remington sells both foil and rotary shavers.

The pet supply industry is highly fragmented with over 500 manufacturers in the U.S., consisting primarily of small companies with limited product lines. Our largest competitors in this product category are The Hartz Mountain Corporation and Central Garden & Pet Company.

Our primary competitors in the household insect control market include: S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid and OFF! brands; The Scotts Miracle-Gro Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets products under the Combat brand.

Our major competitors in the electric personal care market are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

Our primary competitors in the portable lighting category are Energizer Holdings, Inc. and Mag Instrument, Inc.

Some of our major competitors have greater financial and other resources and greater overall market share than we do. They have committed significant resources to protect their own market shares or to capture market share from us in the past and may continue to do so in the future. In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in advertising and in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers, and, ultimately, consumers. Companies that are able to maintain or increase the amount of retail shelf space allocated to their respective products can gain competitive advantage.

Seasonality

The acquisitions of United and Tetra have impacted the seasonality of our business, which, prior to the acquisitions, was weighted heavily towards the Christmas season (Spectrum’s first fiscal quarter). Demand for lawn and garden products typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters) and pet supplies sales remain fairly constant throughout the year. More evenly distributed consumer demand will help balance the seasonality in Spectrum’s business and working capital needs. For a more detailed discussion of the seasonality of our product sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales.”

Governmental Regulations and Environmental Matters

Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes, and the remediation of contamination associated with the releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign laws and regulations to which we are subject will not have a material effect upon our capital expenditures, financial position, earnings or competitive position.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, there can be no assurance that material liabilities will not arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our capital expenditures, earnings and competitive position. Although we are currently engaged in investigative or remedial projects at a few of our facilities, we do not expect that such projects will cause us to incur material expenditures; however, there can be no assurance that our liability will not be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are held responsible as a result of our relationships with such other parties. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the one existing site where we have been notified of our status as a potentially responsible party, we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state matters for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $5.2 million for estimated liabilities at September 30, 2005, should not be material to our business or financial condition.

Electronic and Electrical Products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers and certain portable lighting, are subject to regulation in European Union (“EU”) markets under two key EU Directives. The first is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which takes effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We are in the process of finalizing collecting RoHS compliant information on our products as well as procuring RoHS compliant material and information from our suppliers. We believe that compliance with RoHS will not have a material effect upon our capital expenditures, financial position, earnings or competitive position. The second Directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. Thus far, a large majority of EU member states have passed WEEE legislation with effective dates ranging from August 2005 to early 2006. To comply with WEEE requirements, Spectrum has partnered with other firms to create a comprehensive collection, treatment, disposal, and recycling program. As additional EU member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with Spectrum’s compliance with WEEE based on our current market share are $1 million per annum. However, we continue to evaluate the impact of the WEEE Legislation as EU member states implement guidance, and actual costs could differ from our current estimates.

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

The Food Quality Protection Act established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this exposure. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in 2000, Dow AgroSciences L.L.C., an active ingredient registrant, voluntarily agreed to a withdrawal of virtually all residential uses of chlorpyrifos, an active ingredient that, until January 2001, United used in its lawn and garden products under the name Dursban™. This had a material adverse effect on United’s operations resulting in a charge of $8.0 million in 2001. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

Certain of our products and packaging materials are subject to regulations administered by the FDA. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, grading products, inspecting production facilities, and imposing their own labeling requirements.

Employees

We have approximately 9,800 full-time employees worldwide as of September 30, 2005. Approximately 12% of our total labor force is covered by collective bargaining agreements. We believe that our relationship with our employees is good and there have been no work stoppages involving our employees since 1981 in North America and since 1991 in the United Kingdom.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics, and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations – Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations, Spectrum Brands, Inc., 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328, via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations at 770-829-6200. None of the information posted on our website is incorporated by reference into this Annual Report.

ITEM 2. PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2005:

Facility	Function
North America
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell & Lithium Coin Cell Battery Manufacturing & Foil Shaver Component Manufacturing
Dixon, Illinois(2)	Packaging & Distribution of Batteries and Lighting Devices & Distribution of Electric Shaver & Personal Care Devices
Nashville, Tennessee(2)	Distribution of Batteries, Lighting Devices, Electric Shaver & Personal Care Devices

Europe/ROW
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Ninghai, China(1)	Zinc Carbon & Alkaline Battery Manufacturing & Distribution
Ellwangen, Germany(2)	Battery Packaging
Neunheim, Germany(2)	Battery Distribution

Latin America
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Ipojuca, Brazil(1)	Zinc Carbon Battery Component Manufacturing
Jaboatoa, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing

United
Vinita Park, Missouri(2)	Household and Contract Production Facility
Vinita Park, Missouri(2)	Warehouse
Bridgeton, Missouri(2)	Lawn and Garden Production and Distribution Facility
Akron, Ohio(2)	Distribution Center
Orrville, Ohio(1)	Lawn and Garden Production and Distribution Facility
Mentor, Ohio(2)	Aquatics Production Facility
Noblesville, Indiana(1)	Aquatics Production Facility
Sylacauga, Alabama(2)	Lawn and Garden Production and Distribution Facility
Hauppauge, New York(2)	Specialty Pet Production Facility
Gainesville, Georgia(2)	Distribution Center
Ontario, California(2)	Distribution Center
Moorpark, California(2)	Aquatics Production Facility
Woodstock, Ontario(1)	Blend, Pack and Warehouse Facility
Putnam, Ontario(1)	Blend, Pack and Warehouse Facility

Tetra
Blacksburg, Virginia(1)	Pet Supply Manufacturing, Assembly, Warehousing and Shipping
Melle, Germany(1)	Pet Food and Pet Care Manufacturing
Melle, Germany(2)	Pet Food and Pet Care Distribution

(1)	Facility is owned.
(2)	Facility is leased.

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

On September 26, 2005, we, along with our Chairman and Chief Executive Officer David A. Jones, and Executive Vice President and Chief Financial Officer Randall J. Steward, were named as defendants in a purported class action lawsuit captioned Jain v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2494-WSD, filed in the U.S. District Court for the Northern District of Georgia. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between January 4, 2005 and September 6, 2005. The plaintiff generally alleges that we and the individually named defendants made materially false and misleading public statements concerning our operational and financial condition, thereby allegedly causing plaintiff to purchase our securities at artificially inflated prices. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Dague v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-0580-C (filed October 3, 2005 in the U.S. District Court for the Western District of Wisconsin) and Davies v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2814 (filed October 31, 2005 in the U.S. District Court for the Northern District of Georgia) were filed by other purported class representatives. In addition, a further action captioned Hunkapiller v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2911-WSD was filed November 14, 2005 in the U.S. District Court for the Northern District of Georgia and purportedly brought on behalf of all purchasers of our publicly-traded securities between January 4, 2005 and November 11, 2005. By Order dated November 18, 2005, all cases pending in the U.S. District Court for the Northern District of Georgia were consolidated. Defendants are not required to answer, move or otherwise respond until 30 days after service of a consolidated amended complaint. On November 28, 2005, a motion was filed to appoint lead plaintiffs and approve selection of lead counsel. The Court has not yet ruled on that motion. We believe that these actions are without merit and intend to contest them vigorously. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On November 9, 2005, we received a request for information from the U.S. Attorney’s Office for the Northern District of Georgia. On December 12, 2005, we received a request for the same information from the Atlanta District Office of the SEC. The U.S. Attorney’s Office and the SEC are investigating our July 28, 2005 disclosure regarding our results for the third quarter ended July 3, 2005 and our revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. The U.S. Attorney’s Office and the SEC are also investigating the extent to which our senior management sold shares in the thirty-day period preceding the July 28, 2005 and September 7, 2005 disclosures. We are cooperating fully with the investigations. We are unable to predict the outcome of the investigations or the timing of their resolution at this time.

We are involved in a number of legal proceedings with Philips in Europe and Latin America with respect to trademark or other intellectual property rights Philips claims to have in relation to the appearance of the faceplate of the three-headed rotary shaver. In the first such legal proceeding in Europe, we were successful in having the Philips trademark at issue declared invalid by the High Court of Justice in the United Kingdom, a decision that was ultimately upheld by the European Court of Justice (“ECJ”) in 2002. The ECJ held that a shape consisting exclusively of the shape of a product is unregisterable as a trademark (or is subject to being declared invalid if it has been registered as a trademark) if it is established that the essential functional features of the shape are attributable only to the technical result. Both prior to and following the favorable ECJ decision in 2002, litigation over the Philips trademarks ensued between us (or one of our distributors) and Philips in each of France, Italy, Spain, Portugal, Germany and again in the U.K. The status of these various matters is as follows:

•

In each of France (decision of June 13, 2003), Italy (decision of February 26, 2004) and Spain (decision of May 6, 2004), the respective First Instance Courts ordered that the various Philips trademarks be cancelled. The action in France commenced May 17, 2000, the action in Italy commenced May 15, 2000 and the action in Spain commenced March 12, 2003. In France, Philips unsuccessfully filed an appeal to the Paris Court of Appeal, which affirmed the cancellation of Phillips marks (decision of February 16, 2005). These decisions have been appealed by Philips to the French Supreme Court, the Milan Court of Appeal and the Spanish Appeal Court, respectively

•	In the second U.K. lawsuit commenced by Philips on February 15, 2000, the U.K. High Court of Justice (decision of October 21, 2004) ordered that Philips’ trademarks at issue be cancelled. Philips filed an appeal in this matter, and a hearing on this appeal took place during the week of October 17, 2005 with a decision expected in calendar 2006.

•	In Germany, the Cologne District Court in August 2002 granted Philips a preliminary injunction that currently prevents us from selling rotary shavers in Germany. Since such time, we have sought to cancel relevant Philips trademarks. In a decision dated April 1, 2004, the German Federal Patent Court issued a ruling canceling three Philips marks and upholding Philips’ right to one mark. The parties appealed this decision to the German Supreme Court. A hearing in those actions took place in the German Supreme Court on November 17, 2005 and the Court has announced that it will refer the matters back to the German Federal Patent Court for further proceedings.

•	In Portugal, Philips commenced a lawsuit against our distributor on December 12, 2003 seeking an injunction to prevent the marketing and sale of the Remington shavers. The Commercial Court in Portugal (decision of June 23, 2004) denied the request for an injunction. Philips initially appealed this decision to the Appellate Court which confirmed the decision of the Commercial Court, and Philips has not appealed that decision.

Additionally, since the beginning of fiscal 2005 we have filed proceedings seeking to cancel relevant Philips trademarks in Argentina, Austria, Brazil, Denmark, the Netherlands, Norway, South Africa and Switzerland and Philips is opposing these efforts. In Argentina, Philips has filed an infringement action against us and has obtained an ex parte preliminary injunction prohibiting our sale of rotary shavers in Argentina at present. We have appealed the injunction order and anticipate a decision in early calendar 2006.

In addition, The Gillette Company and its subsidiary, Braun GmbH, filed a complaint against us in the federal district court in Massachusetts on December 2, 2003 alleging that Remington’s “Smart Cleaner” automatic cleaning device on Remington’s Titanium Smart System shaving product infringes United States patent numbers 5,711,328 and 5,649,556 allegedly held by Braun (The Gillette Company and Braun GmbH v. Remington Consumer Products Company, LLC., Case No. 03 CV 12428 WGY). The complaint, which seeks injunctive relief and monetary damages, was served on Remington in March 2004. We have reached a tentative settlement in this matter under which we expect to enter into an agreement with Braun/Gillette and pay a license fee and royalties on our use of this license going forward. We expect to sign the settlement agreement before the end of calendar 2005.

Environmental

We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws which are applicable to our operations. See also the discussion captioned “Governmental Regulation and Environmental Matters” under Item 1 above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock, $0.01 par value per share (the “Common Stock”), is traded on the New York Stock Exchange (the “NYSE”) under the symbol “SPC.” The Common Stock commenced public trading on November 21, 1997. As of December 1, 2005, there were approximately 550 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

	High	Low
Fiscal 2005
Quarter ended September 30, 2005	$39.42	$22.60
Quarter ended July 3, 2005	$43.00	$32.30
Quarter ended April 3, 2005	$46.11	$29.50
Quarter ended January 2, 2005	$31.39	$23.34

Fiscal 2004
Quarter ended September 30, 2004	$30.95	$22.63
Quarter ended June 27, 2004	$30.30	$23.75
Quarter ended March 28, 2004	$27.80	$20.00
Quarter ended December 28, 2003	$21.77	$14.38

We have not declared or paid any cash dividends on our Common Stock since it commenced public trading in 1997 and we do not anticipate paying cash dividends in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the terms of our credit facility and the indentures governing our outstanding senior subordinated notes restrict our ability to pay dividends to our shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

Information regarding our equity compensation plans is set forth in Item 12 hereof under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended 1/2/05
10/1/04 – 10/31/04	16,146	(1)	$26.17	(2)	—	—
11/1/04 – 11/30/04	11,437	(1)	$24.76	(2)	—	—
Total	27,583	(1)	$25.59	(2)	—	—
Quarter Ended 4/3/05
Total	—		$—		—	—
Quarter Ended 7/3/05
4/4/05 – 4/30/05	47,661	(3)	$40.15		—	—
Total	47,661	(3)	$40.15		—	—
Quarter Ended 9/30/05
Total	—		$—		—	—

(1)	During the fiscal year ended September 30, 2005, the company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.
(3)	Represents shares of restricted stock previously held by a Company employee and repurchased by the Company pursuant to the terms of an agreement with such employee upon termination of his employment. This transaction was not made pursuant to a publicly announced repurchase plan or program.

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

	Fiscal Year Ended September 30,
	2005(1)	2004(2)	2003(3)	2002(4)	2001(5)
	(In millions, except per share data)
Statement of Operations Data:
Net sales(6)	$2,359.5	$1,417.2	$922.1	$572.7	$616.2
Gross profit(6)	883.9	606.1	351.5	237.4	232.9
Operating income(7)	204.5	156.2	59.6	63.0	54.4
Income from continuing operations before income taxes(8)	71.3	90.5	23.0	45.7	17.5
Loss from discontinued operations	—	0.4	—	—	—
Net income	46.8	55.8	15.5	29.2	11.5
Restructuring and related charges—cost of goods sold	$10.5	$(0.8)	$21.1	$1.2	$22.1
Restructuring and related charges—operating expenses	15.8	12.2	11.5	—	0.2
Other (income) expense, net(8)	(0.9)	—	(0.6)	1.3	9.7
Interest expense	$134.1	$65.7	$37.2	$16.0	$27.2
Per Share Data:
Net income per common share:
Basic	$1.07	$1.67	$0.49	$0.92	$0.40
Diluted	1.03	1.61	0.48	0.90	0.39
Average shares outstanding:
Basic	43.7	33.4	31.8	31.8	28.7
Diluted	45.6	34.6	32.6	32.4	29.7
Cash Flow and Related Data:
Net cash provided by operating activities	$227.3	$105.2	$76.3	$66.8	$18.0
Capital expenditures	63.9	26.9	26.1	15.6	19.7
Depreciation and amortization (excluding amortization of debt issuance costs)(7)	60.9	35.3	31.6	19.0	21.1
Balance Sheet Data (at fiscal year end):
Cash and cash equivalents	$29.9	$14.0	$105.6	$7.6	$11.4
Working capital(9)	490.6	251.9	269.8	140.5	158.5
Total assets(6)	4,022.1	1,634.2	1,543.1	518.6	566.5
Total long-term debt, net of current maturities	2,268.0	806.0	870.5	188.5	233.5
Total debt	2,307.3	829.9	943.4	201.9	258.0
Total shareholders’ equity	842.7	316.0	202.0	174.8	157.6

(1)	Fiscal 2005 selected financial data is impacted by two significant acquisitions completed during the fiscal year. The United acquisition was completed on February 7, 2005 and the Tetra acquisition was completed on April 29, 2005. See further discussion of acquisitions in Item 1: Business, and in Note 16, Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Fiscal 2005 includes restructuring and related charges—cost of goods sold of $10.5 million, and restructuring and related charges—operating expenses of $15.8 million. See Note 15, Restructuring and Related Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(2)	Fiscal 2004 selected financial data is impacted by two acquisitions completed during the fiscal year. The Ningbo acquisition was completed on March 31, 2004 and the Microlite acquisition was completed on May 28, 2004. See further discussion of acquisitions in Item 1: Business, and in Note 16, Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Fiscal 2004 includes restructuring and related charges—cost of goods sold of $(0.8) million, and restructuring and related charges—operating expenses of $12.2 million. See Note 15, Restructuring and Related Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(3)	Fiscal 2003 selected financial data is impacted by two acquisitions completed during the fiscal year. The VARTA acquisition was completed on October 1, 2002 and the Remington acquisition was completed on September 30, 2003.

Fiscal 2003 includes restructuring and related charges—cost of goods sold of $21.1 million, and restructuring and related charges—operating expenses of $11.5 million. Fiscal 2003 also includes a non- operating expense of $3.1 million discussed in (8) below. See Note 15, Restructuring and Related Charges, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(4)	Fiscal 2002 includes restructuring and related charges—cost of goods sold of $1.2 million.
(5)	Fiscal 2001 includes restructuring and related charges—cost of goods sold of $22.1 million, and restructuring and related charges—operating expenses of $0.2 million. Fiscal 2001 also includes a non-operating expense of $8.6 million discussed in (8) below.
(6)	Certain reclassifications have been made to reflect the adoption of the Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF 01-09”), for periods prior to adoption in fiscal 2002. EITF 01-09 addresses the recognition, measurement and income statement classification of various types of sales incentives, either as a reduction to revenue or as an expense. Concurrent with the adoption of EITF 01-09, we reclassified certain accrued trade incentives as a contra receivable versus our previous presentation as a component of accounts payable.
(7)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), issued by the Financial Accounting Standards Board (“FASB”) we ceased amortizing goodwill on October 1, 2001. Upon initial application of SFAS 142, we reassessed the useful lives of our intangible assets and deemed only the trade name to have an indefinite useful life because it is expected to generate cash flows indefinitely. Based on this, we ceased amortizing the trade name on October 1, 2001. Goodwill amortization of $1.1 million and trade name amortization expense of $2.3 million is included in depreciation and amortization for 2001.
(8)	SFAS No. 145, “Recission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 142”) which addresses, among other things, the income statement presentation of gains and losses related to debt extinguishments, requires such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per Accounting Principles Board (“APB”) Opinion No. 30. We adopted SFAS 145 on October 1, 2002. As a result, we recorded non-operating expenses within income before income taxes as follows during the fiscal years ended September 30, 2003 and 2001:

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity, and other key items related to our performance. This section should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related notes in the Financial Statements section of this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to current year presentation. All references to 2005, 2004 and 2003 refer to fiscal year periods ended September 30, 2005, 2004 and 2003, respectively.

INTRODUCTION

We are a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. We are a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and a leading worldwide designer and marketer of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We are also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and specialty food products, and insecticides and repellents.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. We have manufacturing and product development facilities located in the United States, Europe, China and Latin America. We manufacture alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, pet supplies and specialty food products and insecticides and repellents in our company operated manufacturing facilities. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in Asia.

We made two significant acquisitions in 2005 designed to diversify our business and leverage our distribution strengths. A third acquisition of Jungle Labs, completed in the fourth quarter, was inconsequential to the period. (See Note 16, Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the Jungle Labs acquisition). On February 7, 2005, we completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of quality pet supplies in the United States. The aggregate purchase price was approximately $1,490 million, net of cash acquired of approximately $14 million. The purchase price consisted of cash consideration of approximately $1,051 million and our common stock totaling approximately $439 million. The aggregate purchase price included acquisition related expenditures of approximately $22 million. At the time of the acquisition, United had approximately 2,800 employees throughout North America and was organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United gives us a significant presence in several new consumer product categories that will significantly diversify our revenue base. The financial results of United subsequent to the acquisition are reported as a separate business segment within our consolidated results. United contributed approximately $787 million to our 2005 net sales, and recorded operating income of approximately $79 million.

On April 29, 2005, we acquired all of the outstanding equity interests of Tetra for a purchase price of approximately $550 million, net of cash acquired of approximately $13 million and inclusive of a final working capital payment of $2.4 million, paid in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16 million. The acquisition was financed with additional borrowings under an

Incremental Term Loan Facility and existing Revolving Credit Facility (each as defined in Note 6, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition provides us a global brand and distribution to extend our North American pet supplies business. At the time of the acquisition, Tetra had approximately 700 employees. Tetra operates in over 90 countries and holds leading market positions in Europe, North America and Japan. Subsequent to the acquisition, the financial results of Tetra are reported as a separate business segment within our consolidated results. Tetra contributed approximately $96 million to our 2005 net sales, and recorded operating income of approximately $10 million.

On November 23, 2005, we entered into an agreement with Agrium Inc. to sell our fertilizer technology and Canadian professional fertilizer products business to Agrium for $86 million. This divestiture is expected to reinforce our ability to focus on our primary growth strategy of marketing branded consumer products to retailers and, subject to certain regulatory approvals and closing conditions, is expected to close in January, 2006. Proceeds from the sale will be used to reduce our outstanding debt. As part of the transaction, we have signed strategic multi-year reciprocal supply agreements with Agrium. We expect the transaction to be slightly dilutive to fiscal 2006 earnings. The transaction and the assumed dilution were incorporated into our previous earnings guidance for fiscal 2006. See Note 17, Subsequent Events, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this divestiture.

Our financial performance is influenced by a number of factors including: general economic conditions, foreign exchange fluctuations, and trends in consumer markets; our overall product line mix, including sales prices and gross margins which vary by product line and geographic market; pricing of certain raw materials and commodities; fuel prices and our general competitive position, especially as impacted by our competitors’ promotional activities and pricing strategies.

During 2005, we managed operations in five reportable business segments, including three based primarily upon geographic area (North America, Latin America and Europe/ROW), a fourth (United) based on our acquisition of United and a fifth (Tetra) based on our acquisition of Tetra. North America includes the legacy business (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada; Latin America includes the legacy business in Mexico, Central America, South America and the Caribbean; Europe/ROW includes the legacy business in the United Kingdom, continental Europe, China, Australia and all other countries in which we conduct business. The United business segment includes the acquired lawn and garden, household insect control and United Pet Group business in the United States and Canada. The Tetra business segment includes the acquired global Tetra business, primarily in Europe, North America and Japan.

In connection with and as a result of our cost reduction initiatives discussed below, we will manage operations in four reportable business segments in fiscal 2006: North America, which will consist of the legacy business (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada and the acquired United lawn and garden and household insect control business; Latin America; Europe/ROW and Global Pet, which will consist of the acquired United Pet Group business and the acquired global Tetra business.

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs. We believe that we can continue to drive down our costs with continued focus on cost reduction initiatives.

Fiscal 2005. During 2005, we completed the first phase of our integration initiatives related to the United and Tetra acquisitions. As more fully discussed below, beginning October 1, 2005, the United U.S. Home & Garden organization has been combined with the legacy Spectrum North American business segment. Also effective

October 1, 2005, the Global Pet business unit, which encompasses both United Pet Group and Tetra, operates as a separate business segment headquartered in Cincinnati, Ohio. Accordingly, going forward, we will manage operations in four reportable business segments: North America, Latin America, Europe/ROW and Global Pet.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville, and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s accounting, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal, finance and other corporate administrative functions were combined directly into Spectrum’s global headquarters in Atlanta.

Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager based in Toronto. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as we begin to optimize our Global Pet operations, two pet supplies facilities in Brea, California and Hazleton, California were closed in 2005 as part of our restructuring plan for United.

In connection with our integration of United’s lawn and garden and pet operations, we recorded approximately $17.5 million of pretax restructuring and related charges in 2005. Cash costs of these integration initiatives incurred in 2005 were approximately $5.3 million. The remaining $12.2 million of costs incurred relate primarily to stay pay arrangements which are being accrued over the retention period and will be paid primarily in the first half of fiscal 2006.

Our integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through at least 2007, resulting in cost savings estimated at over $100 million per year when fully realized, $35 million of which are expected to be realized in fiscal 2006. Total costs associated with our integration efforts are expected to total approximately $75 million, of which approximately $40 million will be cash costs and $35 million will be non-cash. In fiscal 2006, we expect to incur approximately $35 million to $40 million of costs associated with the integration, which includes approximately $20 million to $25 million of cash costs. The successful integration of these acquisitions is critical to the achievement of our financial goals in 2006 and beyond, which include increasing our operating margins and improving our operating cash flow.

In 2005, we also announced the closure of a zinc carbon manufacturing facility in France. Costs associated with this initiative are expected to total approximately $12 million. We incurred approximately $10 million of pretax restructuring and related charges in 2005, with the remainder to be incurred during fiscal 2006.

Fiscal 2004. In connection with our acquisition of Remington, in January 2004 we announced a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington and Spectrum companies. As of September 30, 2004, all of the following global integration initiatives were complete:

•	Remington’s North American operations were integrated into Spectrum’s existing business structure.

•	Remington’s European operations were consolidated into Spectrum’s European business segment.

•	Remington’s and Spectrum’s North American and European distribution facilities were consolidated.

•	Spectrum and Remington research and development functions were merged into a single corporate research facility in Madison, WI.

•	The Remington manufacturing operations in Bridgeport, CT were consolidated into Spectrum’s manufacturing facility in Portage, WI.

•	All operations at Remington’s United Kingdom and United States Service Centers were discontinued.

•	Spectrum’s corporate headquarters was moved to Atlanta, GA.

We recorded pretax restructuring and related charges of $11 million in 2004. Cash costs of the integration program, including those recorded as additional acquisition costs totaled approximately $30 million. Annual savings related to these costs totaled approximately $35 million. The result of these initiatives was a reduction of approximately 500 positions, or approximately 10%, of the combined organization.

As a result of the integration of Remington and Spectrum operations, we no longer separately report profitability for Remington and Spectrum legacy operations. Gross profit information related to the products sold historically by each company is available and presented below in our discussions of segment profitability.

Fiscal 2003. In 2002, in conjunction with the acquisition of the VARTA consumer battery business, we announced a series of initiatives designed to position our consumer battery business for future growth opportunities and to optimize the combined global resources of Spectrum and VARTA. These initiatives provide significant benefits to the combined organization, including the renegotiation of certain sourcing arrangements, the elimination of duplicate costs in our consumer battery business and the consolidation of sales and marketing functions.

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

Annual savings associated with all VARTA related initiatives totaled approximately $40 million.

Meeting Consumer Needs through Technology and Development

We continue to focus our efforts on meeting consumer needs for our products through new product development and technology innovations. Research and development efforts associated with our electric shaving and grooming products allow us to maintain our unique manufacturing process in cutting systems for electric shavers. We are continuously pursuing new innovations for our line of shavers including foil improvements and new cutting and trimmer configurations.

During fiscal 2005, we launched a new self-cleaning women’s shaver, the world’s first vacuuming haircut kit with a built-in vacuum and a new product line-up of hair dryers, setters and stylers under the “All-That” platform. Also, during fiscal 2005, we brought to market a new self-repairing, self-spreading grass seed using RTF (Rhizomatous Tall Fescue) technology under the Vigoro and Expert Gardener brands. In the household insect control category, we introduced a new product during fiscal 2005 called Cutter Advanced™ Insect repellant. Cutter Advanced introduced Picaridin as an active ingredient, the only non-DEET alternative recommended by the Centers for Disease Control and Prevention.

During fiscal 2004, the Remington Titanium™ line was expanded to include shavers with automatic cleaning systems. During fiscal 2004, we introduced the “Wet 2 Straight Professional Straightener”. This ceramic hair straightener dries and straightens hair in one step and includes special steam vents that release moisture to allow hair to dry as it is straightened.

During fiscal 2003, we introduced the Remington Titanium™ line of men’s MicroScreen® and MicroFlex® shavers, a line of personal grooming products that utilize titanium-coated components.

Competitive Landscape

We compete in seven major product categories within the consumer products industry: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting.

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

In North America and Europe, the majority of consumers purchase alkaline batteries. The Latin America market consists primarily of zinc carbon batteries, but is slowly converting to higher-priced alkaline batteries as disposable income grows.

Within North America and Europe, the rechargeable battery business has grown significantly over the past three years. Ongoing industry innovation in battery design and performance technology is expected to continue to expand the size of the market.

Within the hearing aid battery category, we continue to maintain a leading global market position according to management estimates. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations, position us for continued success in this category.

We also operate in the shaving and grooming and personal care industry, which consists of electric shavers and accessories, electric grooming products and hair care appliances. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), preshave products and cleaning agents. Electric shavers are marketed primarily under one of the following brands: Remington, Braun and Philips/Norelco. Electric grooming products include beard and mustache trimmers, nose and ear trimmers and haircut kits and related accessories. Hair care appliances include hair dryers, hairsetters, curling irons, hair crimpers and straighteners and hot air brushes. Europe and North America account for the majority of the worldwide industry sales, with other major markets including Japan and Asia/Pacific.

Our lawn and garden business is focused in the North American market, where we manufacture and market lawn and garden care products including fertilizers, herbicides, outdoor insect control products, rodenticides, plant foods, potting soil and other growing media and grass seed. We operate in the U.S. market under the brand names Spectracide, Garden Safe, Schultz and Peters. We also have exclusive brand arrangements for our Vigoro brand at The Home Depot, our Sta-Green brand at Lowe’s and our Expert Gardener brand at Wal-Mart. In Canada, we compete using the Wilson, So-Green, Greenleaf and Green Earth brands in the Consumer market and the IB Nitrogen, Nitroform and Nutralene brands in the professional fertilizer technology market. Our marketing position is primarily that of a value brand, enhanced and supported by innovative products and packaging to drive sales at the point of purchase. Our primary competitors in the lawn and garden category include The Scotts Miracle-Gro Company and Central Garden & Pet Company.

The household insect control category comprises household insecticides as well as personal insect repellants. Our primary competitors within this category are S.C. Johnson & Sons, Inc, The Scotts Miracle-Gro Company and Henkel KGaA. Our competitive brands in this category are Cutter, Hot Shot and Repel.

Our pet supplies business comprises aquatics equipment (aquariums, filters, pumps, etc.), aquatics consumables (fish food, water treatments and conditioners, etc.) and specialty pet products for dogs, cats, birds and other small domestic animals. The pet supply market is extremely fragmented, with no competitor holding a market share greater than ten percent. We believe that our brand positioning, including the leading global aquatics brand in Tetra, our diverse array of innovative and attractive products, and our strong retail relationships and global infrastructure will allow us to remain competitive in this fast growing industry.

Our ability to succeed in these highly competitive product categories is influenced by the following factors:

•	Strong Diversified Global Brand Portfolio. We have a global portfolio of well-recognized consumer product brands. We believe that the strength of our brands positions us to extend our product lines and provide our retail customers with strong sell-through to consumers.

•	Strong Global Retail Relationships. We have well-established business relationships with many of the top global retailers, distributors and wholesalers, which have enabled us to expand our overall market penetration and promote sales.

•	Expansive Distribution Network. We distribute our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs.

•	Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our seven product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•	Experienced Management Team. Our management team has substantial consumer products experience. On average, senior management has more than 20 years of experience at Spectrum, VARTA, United and other branded consumer product companies such as General Electric, Gillette, Braun, Procter & Gamble and S.C. Johnson.

Seasonal Product Sales

Our quarterly results are impacted by seasonality. The acquisitions of United and Tetra have impacted the seasonality of our business, which, prior to the acquisitions, was weighted heavily towards the Christmas season (Spectrum’s first fiscal quarter). Demand for lawn and garden products typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters) and pet supplies sales remain fairly constant throughout the year. The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2005	2004	2003
December	21%	32%	28%
March	23%	20%	22%
June	31%	22%	23%
September	25%	26%	27%

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Highlights of consolidated operating results

Year over year historical comparisons are influenced by our acquisitions of United and Tetra, acquired on February 7, 2005 and April 29, 2005, respectively, which are included in our current year Consolidated Statement of Operations but not in prior year results. Year over year historical comparisons are also influenced by our acquisitions of Microlite, acquired on May 28, 2004, and Ningbo, acquired on March 31, 2004, which are included in our current year Consolidated Statement of Operations for the full fiscal year but only in prior year results subsequent to date of acquisition. See Note 16, Acquisitions, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these acquisitions.

Net Sales. Net sales for fiscal 2005 increased to $2,359 million from $1,417 million in fiscal 2004 reflecting a 66% increase. The following table details the principal components of the change in net sales from fiscal 2004 to fiscal 2005 (in millions):

Net Sales
Fiscal 2004 Reported Net Sales	$1,417
Impact of United acquisition	787
Impact of Tetra acquisition	96
Microlite acquisition from October 2004 – May 2005	39
Ningbo acquisition from October 2004 – March 2005	11
Foreign currency benefit	46
Decline in North America alkaline battery sales	(35)
Other, net	(2)

Fiscal 2005 Reported Net Sales	$2,359

Consolidated net sales by product line for fiscal 2005 and fiscal 2004 are as follows (in millions):

	Fiscal Year
	2005	2004
Product line net sales
Batteries	$968	$939
Lights	94	90
Shaving and grooming	271	272
Personal care	143	116
Lawn and garden	447	—
Household insect control	150	—
Pet products	286	—

Total net sales to external customers	$2,359	$1,417

The increase in consolidated battery sales was due to contributions from the Microlite and Ningbo acquisitions and the favorable impact of foreign currency exchange rates, offset by the decline in North America alkaline battery sales. The decline in our North America battery sales was driven by the transition to a new alkaline marketing strategy centered around an improved value position. The transition to this new product positioning took longer than initially anticipated partially due to the continued focus on reducing inventory at retail by our customers. Markdown monies were required to assist in the transition which further reduced net sales.

Gross Profit. Our gross profit margin for fiscal 2005 decreased to 37.5% from 42.8% in fiscal 2004. The following table details the principal components of the change in gross margin from fiscal 2004 to fiscal 2005:

Gross Margin %
Fiscal 2004 Reported Gross Margin	42.8%
Impact of restructuring and related charges	(0.1)

Fiscal 2004 Adjusted Gross Margin	42.7
Impact of United product mix	(1.6)
Impact of Tetra product mix	0.7
Decline in global Remington margins	(2.5)
Decline in global battery margins	(0.4)
Other, net	0.6

Fiscal 2005 Adjusted Gross Margin	39.5
Impact of United inventory valuation charge	(1.3)
Impact of Tetra inventory valuation charge	(0.3)
Impact of restructuring and related charges	(0.4)

Fiscal 2005 Reported Gross Margin	37.5%

The decline in gross margin is primarily attributable to the impact of unfavorable product mix changes within our Remington brand personal care and shaving and grooming products, particularly in North America, the impact of our transition from Rayovac’s “50% More” battery marketing strategy in the North American battery business, and higher raw material and transportation costs. In addition, 160 basis points of the decline is driven by charges recognized in cost of goods sold related to inventory acquired as part of the Tetra and United acquisitions. In accordance with generally accepted accounting principles in the United States of America, this inventory was revalued as part of the purchase price allocation. For fiscal 2005 this accounting treatment resulted in an increase in acquired inventory of $8 million and $29 million for Tetra and United, respectively. The inventory valuations were non-cash charges. Also, approximately $10 million, or 40 basis points of the decline, represents restructuring and related charges incurred during fiscal 2005 related the closing of a zinc carbon manufacturing facility in Breitenbach, France.

Operating Income. Our operating income for fiscal 2005 increased to $204 million from $156 million in fiscal 2004. The increase was primarily attributable to the impacts of the United and Tetra acquisitions, which contributed approximately $79 million and $10 million, respectively. These benefits of our acquisitions were partially offset by the previously discussed declines in our gross margins, and an increase in restructuring and related charges included in operating expenses of approximately $16 million incurred during the period primarily in connection with United integration initiatives. See the “Restructuring and Related Charges” section of Management’s Discussion and Analysis included below as well as Note 15, Restructuring and Related Charges, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these restructuring and related charges.

Net Income. Our net income for fiscal 2005 decreased to $47 million from net income of $56 million last year. In addition to the items discussed above, our net income was negatively impacted by higher interest expense associated with increased debt levels resulting from the acquisitions of United and Tetra as well as the write-off of $12 million in debt issuance costs related to the refinancing of our bank credit facility in the second quarter of fiscal 2005. Net income benefited by approximately $3 million due to a reduction in our overall effective tax rate from approximately 38% in 2004 to approximately 34% in 2005.

Discontinued Operations. Our loss from discontinued operations of $0.4 million for fiscal 2004 reflects the operating results of our Remington Service Centers. Net sales from discontinued operations were approximately $21 million for fiscal 2004 prior to the closure of the Service Centers in the United States and United Kingdom. There were no discontinued operations in fiscal 2005.

Segment Results. During 2005, we managed operations in five reportable business segments, including three based primarily upon geographic area (North America, Latin America and Europe/ROW), a fourth (United) based on our acquisition of United Industries and a fifth (Tetra) based on our acquisition of Tetra Holding GmbH.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each business segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that business segment plus the financial results of that business segment. We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes expenses associated with purchasing, corporate general and administrative areas and research and development.

North America	2005	2004
	(in millions)
Net sales to external customers	$611	$654
Segment profit	$113	$131
Segment profit as a % of net sales	18.5%	20.0%
Assets as of September 30,	$689	$685

Our alkaline battery sales in North America declined by $35 million, driven by the transition to a new marketing strategy which has taken longer than anticipated and has been more costly. Markdown dollars were required and shipments were impacted by high retail inventories of the previous product while retailers continue to focus on reducing their inventory.

Our profitability in fiscal 2005 decreased to $113 million from $131 million the previous year. The decrease in profitability primarily reflects the impact of lost margin as a result of reduced battery sales and lower margins on Remington branded products, partially offset by lower marketing and advertising costs during the year. Our profitability margin decreased to 18.5% from 20.0% last year, primarily due to the negative impact of lower gross margins partially offset by reductions to operating expenses. Operating expenses as a percentage of net sales declined from approximately 23% of net sales in 2004 to approximately 20% of net sales in 2005.

Our assets at September 30, 2005 increased to $689 million from $685 million at September 30, 2004. The increase in assets is primarily attributable to higher debt issue costs associated with the debt issued in connection with our United and Tetra acquisitions as well as an increase in cash on hand at the end of 2005 to allow us to make an interest payment due in early 2006. Intangible assets are approximately $293 million and primarily relate to the Remington acquisition. The purchase price allocation for the Remington acquisition was finalized in September 2004.

Europe/ROW	2005	2004
	(in millions)
Net sales to external customers	$658	$618
Segment profit	$95	$96
Segment profit as a % of net sales	14.4%	15.5%
Assets as of September 30,	$603	$619

Our net sales to external customers in fiscal 2005 increased to $658 million from $618 million the previous year, a 6% increase. The Ningbo acquisition contributed approximately $11 million to the sales increase for the six months not included in the comparable prior fiscal year, with the remaining increase primarily attributable to the favorable impact from foreign currency exchange rates of approximately $30 million. The battery business in continental Europe, and in our largest European market, Germany, has been negatively impacted by a stagnant economy and a continuing shift from branded product sales to private label sales. From 2004 to 2005, we estimate that unit volume in the overall alkaline European market was flat, while sales dollars declined in the mid single digits as unit sales shifted to private label batteries. While our overall battery sales are flat excluding the benefit of currency, this trend towards private label has negatively impacted our higher margin VARTA branded battery sales, which are down slightly in Europe.

Our profitability in fiscal 2005 decreased to $95 million from $96 million the previous year. Profitability as a percentage of net sales decreased to 14.4% in fiscal 2005 from 15.5% in fiscal 2004 due to reduced gross profit margins, the result of a sales shift from branded to private label products. Our margins on VARTA branded batteries are approximately twice the margin of our private label batteries. We estimate this sales trend negatively impacted our battery margins by approximately 150 basis points in 2005 versus 2004. Segment profitability was positively impacted by favorable foreign currency movements of approximately $4 million. Operating expenses as a percentage of net sales declined from approximately 28% of net sales in 2004 to approximately 27% of net sales in 2005.

As a result of our continued concern regarding the European economy and the continued shift to private label, we announced a series of actions in Europe to reduce operating costs and rationalize our operating structure. When fully realized, we estimate our annual savings as a result of these initiatives will total approximately €10 million ($12 million). The total cost related primarily to severance related costs, is expected to total approximately €4 million ($5 million).

Our assets at September 30, 2005 decreased to $603 million from $619 million at September 30, 2004. The decrease is primarily attributable to changes in receivables and inventories. Intangible assets are approximately $272 million and primarily relate to the VARTA and Ningbo acquisitions. The purchase price allocation for the Ningbo acquisition was finalized in 2005.

Latin America	2005	2004
	(in millions)
Net sales to external customers	$208	$145
Segment profit	$19	$12
Segment profit as a % of net sales	9.1%	8.3%
Assets as of September 30,	$368	$322

Our net sales to external customers in fiscal 2005 increased to $208 million from $145 million in the previous year, a 43% increase. The Microlite acquisition contributed $39 million in net sales for the eight months not included in the comparable prior fiscal year, while the favorable impact of foreign currency exchange rates was approximately $14 million. In addition, sales in our Andean region, consisting of Colombia and Venezuela, were up approximately $4 million and sales in the Dominican Republic were up approximately $3 million. Sales increases in 2005 reflect the introduction of Remington branded products throughout the region. Sales of Remington products totaled approximately $3 million in 2005 and are expected to continue to grow in fiscal 2006, the result of geographic expansion.

Our profitability in fiscal 2005 increased to $19 million from $12 million in the previous year. The increase was driven by Microlite, which contributed approximately $5 million. Our profitability margin in fiscal 2005 increased to 9.1% from 8.3% last year as we realized higher battery gross margins and incremental margins due to the Remington product sales, while, as a percentage of sales, operating expenses remained constant as compared to 2004.

Our assets at September 30, 2005 increased to $368 million from $322 million at September 30, 2004. The increase in assets is primarily attributable to additions to goodwill and the impact of foreign currency translation. Intangible assets total approximately $225 million and primarily relate to the ROV LTD acquisition completed in 1999 and the 2004 Microlite acquisition. The purchase price allocation for the Microlite acquisition was finalized in 2005.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, the legality and constitutionality of the IPI “presumed” credits is currently being revisited by the Brazilian Federal Supreme Court and it is not certain when a final ruling will be issued. At September 30, 2005, these amounts totaled approximately $41.4 million and are included in Other long-term liabilities in the Consolidated Balance Sheets.

United	2005
(in millions)
Net sales to external customers	$787
Segment profit	$79
Segment profit as a % of net sales	10.0%
Assets as of September 30,	$1,718

Our net sales to external customers in the eight months subsequent to acquisition were $787 million representing growth of 6% from United’s 2004 results assuming the businesses of Nu-Gro Corporation and United Pet Group were included in the comparable prior fiscal period. Contributing to the fiscal 2005 growth was a 9% growth in our lawn and garden business and an 8% growth in the United Pet Group. Somewhat offsetting this increase was a 3% decline in our household insect control business.

Our operating profitability in fiscal 2005 was $79 million and segment profitability as a percentage of sales for fiscal 2005 was 10.0%. Our profitability was negatively impacted by the previously discussed inventory valuation charges of approximately $29 million in fiscal 2005. In addition, our profitability was impacted as a result of higher raw material costs, particularly for urea, a major component in fertilizers, and fuel surcharges, passed on to us from our freight carriers. We recently announced price increases across a number of products in the lawn and garden category which we believe will mitigate a substantial portion of these cost pressures incurred in 2005. Profitability was also negatively impacted by shifts in our product mix away from household insect controls, which have higher gross margins than the lawn and garden business.

As previously discussed, during 2005, we completed the first phase of our integration initiatives related to the United and Tetra acquisitions. Effective October 1, 2005, the United Industries U.S. Home & Garden organization has been combined with the legacy Spectrum North American business segment and will be reported together as part of our North America business segment. We have also reorganized our pet businesses that were acquired as part of the United and Tetra acquisitions. Effective October 1, 2005, we will report the United Pet Group, which was acquired with the United acquisition, and Tetra together as a separate business segment.

Our assets as of September 30, 2005 were $1,718 million. Intangible assets approximate $1,263 million of our total assets at September 30, 2005 and primarily arose as a result of our acquisition of United on February 7, 2005 which is described in more detail in Note 16, Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our purchase price allocation for the United acquisition will be finalized upon completion of our lawn and garden and pet operations integration plans.

Tetra	2005
(in millions)
Net sales to external customers	$96
Segment profit	$10
Segment profit as a % of net sales	10.4%
Assets as of September 30,	$630

Our net sales to external customers in the five months subsequent to the acquisition of Tetra were $96 million, essentially flat versus Tetra’s 2004 results in the comparable prior fiscal period. Economic conditions in Europe and an overall slow down in the aquatics market growth impacted the 2005 results.

Our operating profitability in fiscal 2005 was $10 million and segment profitability as a percentage of sales for fiscal 2005 was 10.4%. Both amounts were negatively impacted by the previously discussed inventory valuation charge of approximately $8 million. Excluding this charge, our segment profitability as a percentage of net sales would have been approximately 18.8%. As previously discussed, effective October 1, 2005, the Global Pet business unit, which encompasses both United Pet Group and Tetra, operates as a separate business segment headquartered in Cincinnati, Ohio. Accordingly, going forward, we will no longer separately report the full results of operations for Tetra.

Our assets as of September 30, 2005 were $630 million. Intangible assets approximate $530 million at September 30, 2005 and primarily arose as a result of our acquisition of Tetra on April 29, 2005 which is described in more detail in Note 16, Acquisitions, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our purchase price allocation for the Tetra acquisition will be finalized upon completion of our global pet integration plans.

Corporate Expense. Our corporate expense in fiscal 2005 increased to $85 million from $71 million in the previous year. The increase in expense is primarily due to increased research and development of approximately $6 million and increased costs of global operations of approximately $6 million, primarily attributable to the acquisitions of United and Tetra. In addition, we realized a net increase of approximately $3 million in corporate general and administrative expenses primarily as a result of the costs of Sarbanes-Oxley compliance, including both audit and consulting costs, increased costs associated with amortization of restricted stock, and increased legal expenses. These increases were somewhat offset by a reduction in incentive compensation costs due to non-achievement of financial goals for 2005. Our corporate expense as a percentage of net sales in fiscal 2005 decreased to 3.6% from 5.0% in the previous year.

Restructuring and Related Charges. In April 2005, we announced the closure of our Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative are expected to total approximately $12 million. We incurred approximately $10 million of pretax restructuring and related charges in 2005, with the remainder to be incurred during fiscal 2006.

In connection with the February 2005 acquisition of United, we announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home and Garden administrative services, sales, and customer service functions into our North America headquarters in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s administrative and manufacturing and distribution facilities. These restructuring initiatives are expected to be completed by the end of fiscal 2007.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville, and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s finance, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate accounting functions were combined directly into Spectrum’s global headquarters in Atlanta. Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager based in Toronto. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as we begin to optimize our global pet operations, two pet supplies facilities in Brea, California and Hazleton, California were closed in 2005 as part of our restructuring plan for United.

We recorded $17.5 million of pretax restructuring and related charges in 2005 in connection with our integration of United’s lawn and garden and pet operations. Cash costs of these integration initiatives incurred in 2005 were approximately $5.3 million. The remaining $12.2 million of costs incurred relate primarily to stay pay arrangements which are being accrued over the retention period and will be paid primarily in the first half of fiscal 2006.

In addition, in 2005 we recorded various other restructuring and related charge accrual reversals in operating expenses including a $1.1 million reduction of an existing environmental accrual for Remington’s Bridgeport, Connecticut facility. This accrual was originally established in purchase accounting as an adjustment to goodwill.

The following table summarizes all restructuring and related charges we incurred in 2005 (in millions):

Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	$8.3
Other associated costs	1.9
United integration:
Termination benefits	0.3

Total included in cost of sales	$10.5

Costs included in operating expenses:
United integration:
Termination benefits	$12.7
Other associated costs	4.5
Other initiatives:
Termination benefits	0.2
Other associated costs	(1.6)

Total included in operating expenses	$15.8
Total restructuring and related charges	$26.3

Our integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through at least 2007, resulting in cost savings estimated at over $100 million per year when fully realized, $35 million of which are expected to be realized in fiscal 2006. Total costs associated with our integration efforts are expected to total approximately $75 million, of which approximately $45 million will be cash costs and $30 million will be non-cash. In fiscal 2006, we expect to incur approximately $35 million to $40 million of costs associated with the integration, which includes approximately $20 million to $25 million of cash costs.

Interest Expense. Interest expense in fiscal 2005 increased to $134 million from $66 million in fiscal 2004. This increase was primarily due to increased debt levels associated with the Tetra and United acquisitions and the $12 million write-off of debt issuance costs related to the refinancing of our credit facility in connection with the United acquisition.

Other Income. Other income, net of $0.9 million in fiscal 2005 was related primarily to foreign currency exchange rate gains. Other income, net was not significant in fiscal 2004.

Income Tax Expense. As a result of the implementation of tax reduction strategies resulting from our recent acquisitions, we were able to reduce our full-year effective tax rate to approximately 34% in 2005. Our effective tax rate was 38% for fiscal 2004. Compared to our effective tax rate in 2004, we expect to continue to see a benefit from these strategies going forward.

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Highlights of consolidated operating results

Year over year historical comparisons are influenced by our acquisitions of Remington, acquired on September 30, 2003, Ningbo, acquired on March 31, 2004, and Microlite, acquired on May 28, 2004, which are included in our current year Consolidated Statement of Operations but not in prior year results. See Note 16, Acquisitions, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these acquisitions.

Net Sales. Net sales for fiscal 2004 increased to $1,417 million from $922 million in fiscal 2003, a 54% increase. Acquisitions contributed approximately $409 million to the sales increase in fiscal 2004, with $388 million contributed by Remington, $13 million contributed by Microlite and $8 million contributed by Ningbo.

Favorable foreign exchange rates contributed approximately $40 million to the increase during the year. The remaining sales increase was primarily a result of increased general battery sales. Sales increases occurred in all geographic segments.

Gross Profit. Our gross profit margins for fiscal 2004 improved to 42.8% from 38.1% in fiscal 2003. Excluding the impacts of restructuring and related charges, our gross profit margins were 42.7% in fiscal 2004 and 40.4% in the previous year. The improvement versus the previous year was primarily attributable to the impact of the Remington acquisition and lower alkaline promotional spending in North America. Sales of Remington products in fiscal 2004 were at higher gross profit margins than our general battery and lighting products. In addition, our margins benefited from favorable foreign currency exchange rates on worldwide purchases of outsourced Remington products, all of which are denominated in U.S. dollars. Excluding the impacts of the Remington, Ningbo and Microlite acquisitions and restructuring and related charges, our gross profit margins improved to 41.3% in fiscal 2004 from 40.4% in fiscal 2003.

Operating Income. Our operating income for fiscal 2004 increased to $156 million from $60 million in fiscal 2003. The increase was primarily attributable to the impacts of the Remington acquisition, approximately $21 million less in restructuring and related charges in fiscal 2004 versus the prior year and favorable foreign currency movements of approximately $14 million. These improvements in operating income were partially offset by increases in corporate expenses driven primarily by the inclusion of Remington costs, an increased investment in research and development and increases in incentive compensation, legal and professional fees.

Net Income. Our net income for fiscal 2004 increased to $56 million from income of $15 million in fiscal 2003. The increase was due to the improvements in operating income partially offset by an increase in interest expense of $29 million, reflecting the financing costs associated with the Remington acquisition, and the impact of increased income tax expense driven by improvements in operating income and the non-recurrence of tax credits recognized in the previous year.

Discontinued Operations. Our loss from discontinued operations of $0.4 million for fiscal 2004 reflects the operating results of our Remington Service Centers. Net sales from discontinued operations were approximately $21 million for the current year. Service Centers in the United States and United Kingdom were closed during fiscal 2004.

North America	2004	2003
	(in millions)
Net sales from external customers	$654	$376
Segment profit	$131	$65
Segment profit as a % of net sales	20.0%	17.3%
Assets as of September 30,	$685	$881

Our net sales to external customers in fiscal 2004 increased to $654 million from $376 million the previous year, a 74% increase. This increase was primarily due to the impact of the Remington acquisition, which contributed approximately $241 million, and a 16% increase in alkaline battery sales.

Our profitability in fiscal 2004 increased to $131 million from $65 million the previous year. The increase in profitability primarily reflects the impact of the Remington acquisition and sales increases associated with our battery business. Our profitability margin increased to 20.0% from 17.3% last year, primarily due to the benefits of Remington’s higher margin products, offset by higher advertising expenses as a percentage of sales.

Our assets at September 30, 2004 decreased to $685 million from $881 million at September 30, 2003. The decrease in assets was primarily attributable to reductions in cash and deferred charges, partially offset by acquired intangible assets. Intangible assets were approximately $292 million and primarily relate to the

Remington acquisition. The Remington acquisition was completed on September 30, 2003; thus, the total assets for Remington are included in the Consolidated Balance Sheets as of September 30, 2004 and 2003. The purchase price allocation for the Remington acquisition was finalized in September 2004.

Europe/ROW	2004	2003
	(in millions)
Net sales from external customers	$618	$422
Segment profit	$96	$54
Segment profit as a % of net sales	15.5%	12.8%
Assets as of September 30,	$619	$551

Our net sales to external customers in fiscal 2004 increased to $618 million from $422 million the previous year, a 46% increase, primarily due to the impacts of acquisitions and favorable foreign currency movements. The Remington acquisition contributed approximately $147 million to the sales increase, Ningbo contributed approximately $8 million, with the remaining increase primarily attributable to the favorable impact of foreign currency exchange rates. Sales volumes reflected a 14% increase in alkaline battery sales, as well as growth in hearing aid battery and lighting products sales, partially offset by softness in zinc carbon battery sales.

Our profitability in fiscal 2004 increased to $96 million from $54 million the previous year. The profitability increase was primarily driven by the Remington acquisition, gross profit margin expansion reflecting a favorable product line mix and the favorable impacts of foreign currency movements. Profitability as a percentage of net sales increased to 15.5% in fiscal 2004 from 12.8% in fiscal 2003 due to improved gross profit margins resulting from the impact of the VARTA integration initiatives implemented in 2003 and the higher margins associated with our Remington product sales. These benefits were partially offset by a slight increase in operating expenses as a percentage of sales reflecting higher selling and administrative expenses.

Our assets at September 30, 2004 increased to $619 million from $551 million at September 30, 2003. The increase was due to the Ningbo acquisition, which added approximately $29 million in total assets and the impact of foreign currency translation. Intangible assets are approximately $264 million and primarily relate to the VARTA and Ningbo acquisitions. The purchase price allocation for the Ningbo acquisition was finalized in 2005.

Latin America	2004	2003
	(in millions)
Net sales from external customers	$145	$125
Segment profit	$12	$18
Segment profit as a % of net sales	8.3%	14.4%
Assets as of September 30,	$322	$217

Our net sales to external customers in fiscal 2004 increased to $145 million from $125 million in the previous year, a 16% increase. Sales increases reflect improvement in our general battery business, coupled with the impact of the Microlite acquisition which contributed $13 million in net sales for the year. Partially offsetting these increases was the unfavorable impact of foreign currency exchange rates.

Our profitability in fiscal 2004 decreased to $12 million from $18 million in the previous year. Our profitability margin in fiscal 2004 decreased to 8.3% from 14.4% last year. These decreases primarily reflect declining gross profit margins as a result of margin pressure in Mexico and the Andean region, which consisted of Colombia, Peru, Ecuador and Venezuela, and the inclusion of Microlite’s results.

Our assets at September 30, 2004 increased to $322 million from $217 million at September 30, 2003. The increase was due primarily to the Microlite acquisition, which added approximately $80 million in assets.

Corporate Expense. Our corporate expense in fiscal 2004 increased to $71 million from $44 million in the previous year. The increase in expense was primarily due to a general increase in expenses related to the

Remington acquisition, increased investments in research and development of approximately $9 million, and increases in incentive compensation, legal and professional fees. Our corporate expense as a percentage of net sales in fiscal 2004 increased to 5.0% from 4.8% in the previous year.

Restructuring and Related Charges. In fiscal 2004, primarily in connection with our acquisition of Remington, we recorded restructuring and related charges of $11.4 million associated with our cost reduction initiatives. This amount was comprised of a credit of approximately $0.8 million recorded in cost of sales and approximately $12.2 million recorded in operating expenses. Fiscal 2004 net restructuring and related charges include amounts related to: (i) North American termination benefits of approximately $4.9 million associated with Remington integration initiatives, (ii) North American inventory impairments and related costs of approximately $0.6 million associated with the combination of Remington and Spectrum distribution facilities (iii) certain pre-acquisition executive compensation agreements with Remington employees of approximately $2.0 million, (iv) Europe/ROW fixed asset impairments and termination benefits of approximately $3.3 million associated with Remington integration initiatives, (v) relocation and recruiting expenses of approximately $3.0 million primarily associated with the integration of the Remington business and the move to our new corporate headquarters, (vi) changes in estimates associated with fiscal 2003 restructuring initiatives in North America and Europe of $1.3 million reflecting lower termination benefits and lower distributor termination costs than initially estimated, and (vii) changes in estimates of approximately $1.1 million related to a reduction of previously established inventory obsolescence reserves associated with 2003 restructuring initiatives.

In fiscal 2003, we recorded restructuring and related charges of $32.6 million associated with our cost reduction initiatives relating to: (i) approximately $13.0 million of employee termination benefits for approximately 650 notified employees and non cash costs of approximately $0.7 million associated with the write-off of pension intangible assets associated with the curtailment of our Madison, Wisconsin packaging facility pension plan, (ii) approximately $12.8 million of equipment, inventory and other asset write-offs primarily reflecting the abandonment of equipment and inventory associated with the closure of our Mexico City, Mexico plant and inventory and fixed asset impairments related to the closure of our Wisconsin packaging and distribution locations, and (iii) approximately $6.1 million of other expenses which include distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately $0.5 million, and other legal and facility shutdown expenses of approximately $4.7 million, net of a $0.3 million change in estimate reducing our anticipated costs to close our Wonewoc, Wisconsin facility.

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

In fiscal 2003, we recorded restructuring and related charges in operating expenses of approximately $11.5 million including amounts related to: (i) the closure of operations at our Middleton, Wisconsin distribution center and combination with our Madison, Wisconsin packaging facility into a new leased complex in Dixon, Illinois resulting in charges of approximately $1.4 million, including termination costs of approximately $0.3 million, fixed asset impairments of approximately $0.3 million, and relocation expenses and other shutdown related expenses of approximately $0.8 million, and (ii) a series of restructuring initiatives impacting our sales, marketing, and administrative functions in Europe, North America, and Latin America resulting in charges of approximately $10.1 million, including termination costs of approximately $7.1 million, distributor termination costs of approximately $0.9 million, research and development contract termination costs of approximately $0.5 million, fixed asset impairments of $0.3 million, and legal and other expenses of approximately $1.3 million. The carrying value of assets held for sale under restructuring plans was approximately $9.9 million, and was included in Assets held for sale in our Consolidated Balance Sheets.

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

Other Income. Other income, net was not significant in fiscal 2004. Other income of $0.6 million recognized in fiscal 2003 was primarily attributable to foreign exchange transaction gains, offset by approximately $3 million related to the write-off of unamortized debt fees associated with the credit facility which was replaced in conjunction with the VARTA acquisition.

Income Tax Expense. Our effective tax rate on income from continuing operations was 38% for fiscal 2004, compared to approximately 33% in fiscal 2003. Our effective tax rate increased primarily as a result of the benefit of tax credits recognized in fiscal 2003 that did not recur in fiscal 2004.

Liquidity and Capital Resources

Operating Activities. For fiscal 2005, operating activities provided approximately $227 million in net cash, an increase of $122 million over the previous year. In 2005, working capital generated approximately $56 million of cash, an increase of approximately $69 million as compared to 2004. In addition, the United acquisition and the timing of that acquisition, at the beginning of the peak selling season for lawn and garden products, significantly increased our cash flow from operations as compared to 2004.

Investing Activities. Net cash used by investing activities increased to $1.7 billion for fiscal 2005 from $69 million in fiscal 2004. The increase is directly attributable to the cash investment of approximately $1.6 billion associated with the acquisitions of United and Tetra. Capital expenditures were $64 million in 2005 and are expected to be approximately $65 million in 2006.

Debt Financing Activities. We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

The following table summarizes activity associated with our debt balances during 2005 (in millions):

Long-Term Debt
Total Debt as of September 30, 2004	$830
United acquisition related debt	1,092
Tetra acquisition related debt	553
Jungle acquisition related debt	26
Ningbo minority interest purchase	3
Net debt repayments	(164)
Foreign currency benefit	(28)
Other, net	(5)

Total Debt as of September 30, 2005	$2,307

Acquisition related debt includes the cash paid for the acquisitions, debt issuance costs and the impact of assumed debt. Other includes the benefit of the cash proceeds from equity transactions such as proceeds from the exercise of stock options, net of the change in our cash balances.

On November 23, 2005, we entered into an agreement with Agrium Inc. pursuant to which we will sell our fertilizer technology and Canadian professional fertilizer products business to Agrium for $86 million. Assuming the transaction closes, proceeds will be used to reduce our outstanding debt.

Our senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of approximately $1.5 billion consisting of approximately, a $652 million U.S. Dollar Term Loan, a €114 million Term Loan (USD $137 million at September 30, 2005), a new Tranche B €281 million Term Loan (USD $338 million at September 30, 2005), a Canadian Dollar 87 million Term Loan (USD $74 million at September 30, 2005), and a new revolving credit facility of $300 million (the “Revolving Credit Facility”). The new Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros and the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35 million.

Approximately $266 million remains available under the Revolving Credit Facility as of September 30, 2005, net of approximately $34 million of outstanding letters of credit.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million associated with our debt offering of the $350 million 8 1/2% Senior Subordinated Notes due in 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of the $700 million 7 3/8% Senior Subordinated Notes due in 2015 (together, the “Senior Subordinated Notes”). We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facility if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of September 30, 2005, we estimate annual interest payments of approximately $148 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. In addition, the Company is required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

The Senior Credit Facilities contain financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Senior Credit Facilities, the limits imposed by such ratios become more restrictive over time. In addition, the Senior Credit Facilities restrict our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of our assets, and (ii) is guaranteed by certain of our subsidiaries.

The terms of both the $350 million 8 1/2% and $700 million 7 3/8% Senior Subordinated Notes permit the holders to require us to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) enter into mergers, consolidations, or sales of all or substantially all of our assets, (v) make asset sales, (vi) enter into transactions with affiliates, and (vii) issue or sell capital stock of our wholly owned subsidiaries. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries.

As of September 30, 2005, we were in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes. In the first quarter of fiscal 2006, we reached agreement with our creditors to amend our leverage and interest coverage covenants associated with the Senior Credit Facilities for subsequent periods. In connection with this amendment, interest costs on our existing US Dollar and Canadian Dollar term loans increased by 25 basis points. Based on amounts currently outstanding under the existing US

Dollar and Canadian Dollar term loans, and using foreign exchange rates in effect as of September 30, 2005, we estimate additional annual interest payments of approximately $2 million will be incurred as a result of this change.

Our credit ratings are periodically reviewed by rating agencies. Currently, our long-term ratings from Moody’s and Standard and Poor’s are B1, and B+, respectively. Changes in our operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies which could ultimately impact our cost of debt. During 2005, both Moody’s and Standard and Poor’s adjusted their rating outlook on us to negative but left the existing rating unchanged. Should any of our ratings be adjusted downward, we would incur higher interest costs on our existing borrowings. Under the terms of our amended credit agreement, interest costs on indebtedness under our US Dollar, Canadian Dollar or Euro Term loans would increase by 25 basis points in the event of a downgrade. Based on amounts currently outstanding under the existing US Dollar, Canadian Dollar or Euro Term loans, and using foreign exchange rates in effect as of September 30, 2005, we estimate additional annual interest payments of approximately $3 million would be incurred as a result of a downgrade.

Equity Financing Activities. During 2005, we granted approximately 1.2 million shares of restricted stock with a market value at the date of grant of approximately $42 million. Of these grants, approximately 0.5 million shares will vest over a three-year period, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on our performance during the three-year period or one year after if performance criteria are not met. Approximately 0.3 million shares granted will be 100% vested on February 7, 2008 if specified performance targets are met. If those performance targets are not met, the shares will vest on February 7, 2012. The remaining 0.4 million shares vest at varying dates through 2009, including 0.3 million that vest in 2008. All vesting dates are subject to the recipient’s continued employment with us. Due to lower than expected results, all shares that normally vest based on Company performance, including those issued during 2005, did not vest. In accordance with the terms of our restricted stock arrangements, these shares will now automatically vest after an additional one year.

In addition, we issued 13.75 million shares of common stock from treasury as partial consideration for the United acquisition. The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

During 2005, we also issued approximately 1.3 million shares of common stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $18 million. We recognized a tax benefit of approximately $11 million associated with the exercise of these stock options, which was accounted for as an increase in Additional paid-in capital in our Consolidated Balance Sheets and included as a non-cash adjustment in cash flows from operating activities in our Consolidated Statements of Cash Flows.

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

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2005 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Balance Sheet, such as pension obligations (see Note 11, Employee Benefit Obligations, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K) (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Debt:
Debt, excluding capital lease obligations	$38	$9	$8	$8	$8	$2,219	$2,290
Capital lease obligations(1)	2	2	1	1	1	11	18

	40	11	9	9	9	2,230	2,308
Operating lease obligations	28	24	21	18	16	45	152
Purchase obligations/other(2)	238	36	3	—	—	1	278

Total Contractual Obligations	$306	$71	$33	$27	$25	$2,276	$2,738

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Balance Sheets.
(2)	Primarily represents obligations to purchase specified quantities of raw materials and finished products.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2005, consisting entirely of standby letters of credit which back the performance of certain of our entities under various credit facilities and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2006	2007	2008	2009	2010	Thereafter	Total
Letters of credit	$33	$1	$—	$—	$—	$—	$34

Total Other Commercial Commitments	$33	$1	$—	$—	$—	$—	$34

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management judgment and estimates in areas that are inherently uncertain.

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets, such as property, plant and equipment and certain intangibles for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management judgment with respect to revenue and expense growth rates, changes in working capital, and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

Under SFAS 142, we test goodwill and trade name intangibles for impairment annually. During 2004, we changed the annual impairment testing date for goodwill and trade name intangibles from October 1 to August 31 of each year. The August 31 date is preferable as it provides us with more time prior to the fiscal year-end to complete impairment testing and to report the impact of the impairment tests in our annual Form 10-K filing. In 2005, we tested trade names and goodwill associated with our North America, Europe/ROW, and Latin America business segments. In accordance with the requirements of SFAS 142, we also tested the goodwill associated with the United consumer home and garden business to be retained after the sale of the Nu-Gro fertilizer technology and Canadian professional fertilizer products divisions. The fair values of the goodwill and trade name intangibles tested exceeded their carrying amounts, and accordingly, no impairment was indicated as of August 31, 2005, our date of testing. Trade names acquired in connection with the United and Tetra acquisitions and goodwill associated with the Tetra acquisition were not tested for impairment as the assets were not owned for at least one year and no events have occurred since the respective acquisitions (when the related fair values were determined by independent appraisal) that would indicate these assets might be impaired.

Fair values are determined using discounted cash flow models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates are: i) the present value factors used in determining the fair value of the reporting units and trade names, ii) royalty rates used in our trade name valuations, iii) projected average revenue growth rates used in the reporting unit and trade name models and iv) projected long-term growth rates used in the derivation of terminal year values. Absent changes to other assumptions, a 1 percentage point increase in the present value factor used to determine the fair value of our North America, Latin American and Europe/ROW reporting units would not cause the carrying value of the respective reporting unit to exceed its fair value. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

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

See Note 2(h), Significant Accounting Policies – Property, Plant and Equipment, Note 2(i), Significant Accounting Policies – Intangible Assets, Note 4, Property, Plant and Equipment, Note 5, Intangible Assets and Note 9, Income Taxes, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our shaving, grooming, personal care, lawn and garden, household and pet products. The provision for customer returns is based on historical sales and returns, analyses of credit worthiness and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the estimated costs of the promotional programs. These costs are generally treated as a reduction of net sales.

We also enter into promotional arrangements targeted to the consumer. Such arrangements are treated as either a reduction of net sales or an increase in cost of sales, based on the type of promotional program. The income statement characterization of our promotional arrangements complies with EITF 01-09.

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

We also enter into various arrangements, primarily with retail customers, which require us to make an upfront cash, or “slotting” payment, to secure the right to distribute through such customer. We capitalize slotting payments, provided the payments are supported by a time or volume based arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the arrangement. The amortization of the slotting payment is treated as a reduction in net sales and the corresponding asset is included in Deferred charges and other in our Consolidated Balance Sheets.

Our trade receivables subject us to credit risk which is evaluated based on changing economic, political, and specific customer conditions. We assess these risks and make provisions for collectibility based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change our estimate of collectibility. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial conditions based on changing economic conditions and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment, or securing credit insurance.

See Note 2(b), Significant Accounting Policies – Revenue Recognition, Note 2(c), Significant Accounting Policies – Use of Estimates, and Note 2(e), Significant Accounting Policies – Concentrations of Credit Risk and Major Customers, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets, and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, for 2005 and 2004, we used a discount rate of 4.0% to 6.25% and 5.25% to 6.25%, respectively. In adjusting the discount rate from 2005 to 2004, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rate used is reflective of the rate at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used an expected return on plan assets of 4.0% to 9.5% and 4.0% to 8.5% in 2005 and 2004, respectively. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. An increase in the expected return on plan assets used by us would have the effect of decreasing future pension expense. If such expected returns were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability would increase, ultimately increasing future pension expense.

See Note 11, Employee Benefit Plans, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring and related charges are recognized and measured according to the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustments, and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments, plus any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes the restructuring plan.

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

The costs of plans to (a) exit an activity of an acquired company, (b) involuntarily terminate employees of an acquired company, or (c) relocate employees of an acquired company are measured and recorded in accordance with the provisions of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). Under EITF 95-3, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to activities or employees of the acquired company that do not meet the conditions prescribed in EITF 95-3 are treated as restructuring and related charges and expensed as incurred.

See Note 15, Restructuring and Related Charges, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of recent restructuring initiatives and related costs.

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

See further discussion in Item 3, “Legal Proceedings,” and Note 13, Commitments and Contingencies, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the Consolidated Financial Statements. The Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Recently Issued Accounting Standards

In June 2005, the FASB issued a FASB Staff Position (“FSP”) on SFAS 143, “Accounting for Electronic Equipment Waste Obligations,” (“FSP FAS 143-1”) which provides guidance on the accounting for certain obligations associated with the WEEE, which was adopted by the EU. Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with a commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of WEEE’s adoption into law by the applicable EU member countries in which we have significant operations. We are currently evaluating the effect that the adoption of FSP FAS 143-1 will have on our consolidated results of operations, financial condition and cash flow. Such effects will depend on the respective laws adopted by the EU member countries.

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, and supersedes APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We are required to apply SFAS 123(R) in fiscal year end 2006, which is the first fiscal year that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on our financial condition, results of operations, or cash flow.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. SFAS 154 is not expected to have a material impact on our financial condition, results of operations, or cash flow.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005, with early adoption allowed. FIN 47 is not expected to have a material impact on our financial condition, results of operations, or cash flow.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP FAS 109-1 provides the treatment for the deduction as a special deduction as described in SFAS 109. FSP FAS 109-1 is effective prospectively as of January 1, 2005. FSP FAS 109-1 did not have a material impact on our financial condition, results of operations, or cash flow.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. Undistributed earnings of our foreign operations are intended to remain permanently invested to finance future growth and expansion. Accordingly, FSP FAS 109-2 is not expected to have a material impact on our financial condition, results of operations, or cash flow.

In November 2004, the FASB issued SFAS 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”) SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. We are currently evaluating SFAS 151 and do not expect it to have a material impact on our financial condition, results of operations, or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 2(r), Significant Accounting Policies – Derivative Financial Instruments, of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc, urea and di-ammonium phosphates used in the manufacturing process. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

As of September 30, 2005, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $7.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.5 million.

As of September 30, 2005, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be immaterial. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be immaterial.

As of September 30, 2005, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $0.6 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.8 million.

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

Some of the above-mentioned factors are described in further detail in the immediately following section entitled “Risk Factors.” You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2005 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble and its Gillette subsidiary), Energizer and Panasonic (a brand of Matsushita). In the lawn and garden and household insect control markets, our principal national competitors are The Scotts Company, Central Garden & Pet Company and S.C. Johnson. In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), Vidal Sassoon, Revlon and Helen of Troy. In the pet supplies market, our primary competitors are The Hartz Mountain Corporation and Central Garden & Pet Company. In each of our markets, we also compete with numerous other competitors.

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

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 18% of our net consolidated sales in fiscal 2005. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of September 30, 2005, we had total indebtedness of approximately $2.3 billion.

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

Although the terms governing our Senior Credit Facilities and the indentures governing our outstanding Senior Subordinated Notes contain restrictions on the incurrence of additional indebtedness, new debt incurred in compliance with these restrictions could be substantial. If new indebtedness is added to our and our subsidiaries’ current indebtedness levels, the related risks that we face would be magnified.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

The agreement governing our Senior Credit Facilities and the indentures governing our outstanding Senior Subordinated Notes each contain covenants that, among other things, limit our ability to:

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

These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to generate cash flow to make payments on and to refinance our debt, and to comply with these covenants may be affected by events beyond our control, such as prevailing economic, financial and competitive conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures governing our senior subordinated notes and/or the agreement governing our senior credit facilities. If there were an event of default under the indentures for the notes and/or the agreement governing our senior credit facilities, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the senior credit facilities when it becomes due, the lenders under the senior credit facilities could proceed against certain of our assets and capital stock which we have pledged to them as security. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.

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

Prior to the acquisitions of United and Tetra, Spectrum, United and Tetra operated as separate entities. In addition, United Pet Group and Nu-Gro operated as separate entities until acquired by United in 2004. We may not be able to maintain the levels of revenue, earnings or operating efficiency that any one of these entities had achieved or might achieve separately. The financial statements included in this report cover periods during which United and Tetra were not under the same management and, therefore, may not be indicative of our future financial condition or operating results. Successful integration of each company’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, eliminate redundant and excess costs. The anticipated savings opportunities are based on projections and assumptions, all of which are subject to change. We may not realize anticipated benefits or savings to the extent or in the time frame anticipated, if at all, or such benefits and savings may require higher costs than anticipated.

We may fail to identify suitable acquisition candidates, our acquisition strategy may divert the attention of management and our acquisitions may not be successfully integrated into our existing business.

We intend to pursue increased market penetration and expansion of our current product offerings through additional strategic acquisitions. We may fail to identify suitable acquisition candidates, and even if we do, acquisitions may not be completed on acceptable terms or successfully integrated into our existing business. Any acquisition we make could be of significant size and involve either domestic or international parties. The acquisition and integration of a separate organization could divert management attention from other business activities. Such a diversion, together with other difficulties we may encounter in integrating an acquired business, could have a material adverse effect on our business, financial condition and results of operations. In addition, we may borrow money or issue additional stock to finance acquisitions. Such funds might not be available on terms as favorable to us as our current borrowing terms and could increase our leveraged position.

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

There are two particular EU Directives, RoHS and WEEE, that may have a material impact on our business. RoHS, effective July 1, 2006, requires us to eliminate and/or reduce the level of specified hazardous materials from our products. WEEE, which became effective in August 2005 (but in most European markets postponed), requires us to collect and treat, dispose, or recycle all products we manufacture or import into the EU at our own expense. Complying or failing to comply with the EU directives may harm our business. For example:

•	Although contractually assured with our suppliers, we may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•	We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in 2006 for which there is reduced demand and we may need to write down.

We may face a number of risks related to foreign currencies.

Our foreign sales and certain of our expenses are transacted in foreign currencies. With the exception of purchases of Remington products, which are denominated entirely in U.S. dollars, substantially all third-party materials purchases are transacted in the currency of the local operating unit. In fiscal 2005 approximately 45% of our net sales and 43% of our operating expenses were denominated in currencies other than U.S. dollars. Our recent results benefited from increases in the value of the Euro against the U.S. dollar. Significant increases in the value of the U.S. dollar in relation to foreign currencies could have a material adverse effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

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

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. For example, we are a defendant in a patent infringement lawsuit in which Braun, a subsidiary of Gillette/Procter & Gamble, has alleged our “Smart System” shaving system infringes two of Braun’s U.S. patents and we are also involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. For more information, see “Business—Legal Proceedings.” Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays, or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable, or if we are unable to redesign or re-brand our products or redesign our processes to avoid actual or potential intellectual property infringement. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternative technology, trademarks, or trade dress on a timely basis, or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a few suppliers located in Asia and one of our U.S. facilities for many of our electric shaving and grooming and electric personal care products makes us vulnerable to a disruption in the supply of our products.

Substantially all of our electric shaving and grooming and electric personal care products are manufactured by suppliers located in Asia. Although we have long-standing relationships with many of these suppliers, we do not have long-term contracts with them. Any adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

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

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply/demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging transactions in an attempt to effectively manage our raw materials costs for the next six to twelve months. These efforts may not be effective and, if we are unable to pass on raw materials price increases to our customers, our future profitability may be materially adversely affected. Specifically with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. There is no guarantee that we will be able to pass these fuel surcharges on to our customers.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our lawn and garden business, which increases our dependence upon and exposure to those suppliers. Also, certain agreements we have with our suppliers for our lawn and garden business expired in 2005 or are scheduled to expire in 2006. Some of those agreements include caps on the price we pay for our supplies from the relevant supplier. In certain instances, these caps have allowed us to purchase materials at below market prices. Any renewal of those contracts may not include or reduce the effect of those caps and could even impose above market prices in an attempt by the applicable supplier to make up for any below market prices it had received from us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Adverse weather conditions during our peak selling season for our lawn and garden and household insecticide and repellent products could have a material adverse effect on our business, financial condition and results of operations.

Weather conditions in North America have a significant impact on the timing of sales of certain of our lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides and fertilizers. In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and insecticide sales and therefore have a material adverse effect on our business, financial condition and results of operations.

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

Class action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

Spectrum and certain of its officers and directors have been named in the past, are currently named, and may be named in the future, as defendants of class action lawsuits. Spectrum has received a requests for information from the U.S. Attorney’s Office and the SEC. Regardless of their subject matter or the merits, class action lawsuits and other investigations may result in significant cost to us, which may not be covered by insurance, divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all our facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, there can be no assurance that material liabilities will not arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in investigative or remedial projects at a few of our facilities. There can be no assurance that our liabilities in respect of investigative or remedial projects at our facilities will not be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under CERCLA or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the one existing site where we have been notified of our status as a potentially responsible party, we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state matters in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products and facilities are regulated by the EPA, the FDA or other federal consumer protection and product safety regulations, as well as similar registration, approval and other requirements under state and foreign laws and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this exposure. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. For example, in 2000, Dow AgroSciences L.L.C., an active ingredient registrant, voluntarily agreed to a withdrawal of virtually all residential uses of chlorpyrifos, an active ingredient that, until January 2001, United used in its lawn and garden products under the name Dursban™. This had a material adverse effect on United’s operations resulting in a charge of $8.0 million in 2001. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K on pages 75 through 135, inclusive and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation by management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures were effective for the period covered by this report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of September 30, 2005, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

Spectrum Brands, Inc. acquired United Industries Corporation, Tetra Holding GmbH, and Jungle Laboratories Corporation during fiscal 2005, and management excluded these acquisitions from its assessment of the effectiveness of internal control over financial reporting as of September 30, 2005. The acquired companies internal control over financial reporting associated with total assets of $2,348 million and total revenues of $883 million is included in the consolidated financial statements of Spectrum Brands, Inc. and subsidiaries as of and for the year ended September 30, 2005. Management’s assessment of internal control over financial reporting of Spectrum Brands, Inc. also excluded an evaluation of the internal control over financial reporting of the aforementioned acquired companies.

Limitations on the Effectiveness of Controls. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with the Company of each of our executive officers and directors as of December 1, 2005:

Name	Age	Position
David A. Jones	56	Chairman of the Board and Chief Executive Officer
Kent J. Hussey	59	President and Chief Operating Officer and Director
Randall J. Steward	51	Executive Vice President and Chief Financial Officer
Kenneth V. Biller	57	President, Global Operations
Remy E. Burel	54	President, Europe/ROW
Luis A. Cancio	65	President, Latin America
Robert L. Caulk	53	President and Chief Executive Officer, North America
John A. Heil	53	President, United Pet Group
Phillip F. Pellegrino	65	Executive Vice President, Global Sales
Paul G. Cheeseman	47	Senior Vice President, Product Development
Thomas R. Shepherd	75	Lead Director
John D. Bowlin	55	Director
Charles A. Brizius	36	Director
William P. Carmichael	62	Director
Neil P. DeFeo	59	Director
John S. Lupo	59	Director
Scott A. Schoen	47	Director
Barbara S. Thomas	56	Director

Mr. Jones has served as Chairman of our Board of Directors and our Chief Executive Officer since September 1996. From September 1996 to April 1998, Mr. Jones also served as our President. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, Mr. Jones served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones serves as a director of Pentair, Inc. and Simmons Company. Mr. Jones has over 30 years of experience working in the consumer products industry.

Mr. Hussey has served as one of our directors since October 1996 and has served as our President and Chief Operating Officer since August 2002 and from April 1998 until November 2001. From December 2001 through July 2002, Mr. Hussey served as our President and Chief Financial Officer. From October 1996 to April 1998, Mr. Hussey served as our Executive Vice President of Finance and Administration and our Chief Financial Officer. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals, and from 1991 to July 1994, Mr. Hussey served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation and a privately-held company.

Mr. Steward has served as our Executive Vice President and Chief Financial Officer since August 2002. From January 2002 until August 2002, Mr. Steward took a leave of absence for personal reasons. Previously, he served as our Executive Vice President of Administration and Chief Financial Officer from October 1999 to December 2001. Mr. Steward initially joined us in March of 1998 as our Senior Vice President of Corporate Development and was named Senior Vice President of Finance and Chief Financial Officer in April 1998, a position he held until October 1999. From October 1997 to March 1998, Mr. Steward worked as an independent consultant, primarily with Thermoscan, Inc. and Braun AG, assisting with financial and operational issues. From

March 1996 to September 1997, Mr. Steward served as President and General Manager of Thermoscan, Inc. From January 1992 to March 1996, he served as Executive Vice President of Finance and Administration and Chief Financial Officer of Thermoscan, Inc.

Mr. Biller was appointed President, Global Operations in February 2005. Prior to this recent appointment, Mr. Biller served as our Executive Vice President of Operations since October 1999, as our Senior Vice President of Operations from August 1998 to October 1999, as our Senior Vice President of Manufacturing/Supply Chain from January 1998 to August 1998, as our Senior Vice President and General Manager of Lighting Products & Industrial from 1996 to January 1998 and as our Vice President and General Manager of Lighting Products & Industrial from 1995 to 1996. Mr. Biller joined us in 1972 and has held numerous other positions with us, including Director of Technology/Battery Products and Vice President of Manufacturing.

Mr. Burel has served as our President, Europe/ROW since January 2004. From October 2002, upon our acquisition of substantially all of the consumer battery division of VARTA AG, until December 2003, Mr. Burel served as our Executive Vice President—Europe. Before the acquisition, Mr. Burel had been Chief Executive Officer of VARTA Gerätebatterie GmbH since January 2, 2000. From May 1990 to December 1999, Mr. Burel held positions of increasing responsibility at VARTA as International Marketing Manager, Geographical Area Manager (France, Spain and Portugal), Profit Center Manager (general purpose batteries) and Divisional Board Member. Mr. Burel started his career at Gillette/Braun and held six different positions in controlling and marketing in the United States, France and Germany from 1975 to 1988.

Mr. Cancio has served as our President, Latin America since January 2004. From October 2000 until December 2003, Mr. Cancio served as our Executive Vice President—Latin America and from August 1999 to October 2000, he served as our Senior Vice President and General Manager of Latin America. From 1980 to 1996, Mr. Cancio held positions of increasing responsibility at Duracell International Inc., beginning as Vice President in Latin America and ending his tenure as Senior Vice President in other international markets.

Mr. Caulk was appointed our President and Chief Executive Officer, North America in February 2005. Mr. Caulk joined United in November 1999 as President and Chief Executive Officer. He was elected as Chairman of the Board of Directors of United during 2001. Prior to joining United, Mr. Caulk spent over four years from 1995 to 1999 as the President and Executive Vice President of Clopay Building Products Company, Inc., a marketer and manufacturer of residential and commercial garage doors. Between 1989 and 1994, Mr. Caulk was President—North America, Vice President/General Manager and Director of Corporate Acquisitions and Planning at Johnson Worldwide Associates, a manufacturer of outdoor recreational products. From 1979 to 1989, he held various management positions at S.C. Johnson & Son, Inc. Mr. Caulk also serves as director of Polaris Industries Inc., another privately-held company and a non-profit institution.

Mr. Heil was appointed our President, United Pet Group in April 2005, shortly after our acquisition of United in February 2005. He served as President and Chief Executive Officer of United Industries’ United Pet Group since June 2004, when United acquired United Pet Group. Mr. Heil joined United Pet Group as Chairman and CEO in June 2000. Prior to that time, Mr. Heil spent twenty-five years with the H.J. Heinz Company in various executive management positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet and Executive Vice President of StarKist Seafood. Mr. Heil also serves as a director of VCA Antech, Inc.

Mr. Pellegrino was appointed our Executive Vice President—Global Sales in January 2005. From April 2004 to December 2004, he provided us with consulting services and from November 2000 to March 2004 he served as one of our directors. Previously, Mr. Pellegrino held the position of President of North American Sales for Kraft Foods Inc. from April 2003 to December 2004. From September 2000 to April 2003, he served as Senior Vice President and President of Sales for Kraft Foods Inc. From 1995 to September 2000, Mr. Pellegrino served as Senior Vice President of Sales and Customer Service for Kraft Foods Inc. Previously, Mr. Pellegrino had been employed by Kraft Foods Inc. or its subsidiary, Oscar Mayer, since 1964 in various management and executive positions.

Dr. Cheeseman serves as our Senior Vice President, Product Development. Immediately following our acquisition of Remington Products Company, L.L.C. in September 2003, Dr. Cheeseman assumed all responsibility for Remington product development. Previously, he served as our Senior Vice President—Technology since November 2001 and as our Vice President—Technology from June 1998 to November 2001 and has led all major technology initiatives at the Company since that time. From 1992 to 1998, Dr. Cheeseman held positions of increasing responsibility at Duracell Inc., a division of The Gillette Company, including Director of Operations from 1992 to 1995 and Director of Technology from 1995 to June 1998.

Mr. Shepherd has served as one of our directors since our September 1996 recapitalization. Mr. Shepherd is Chairman of TSG Equity Partners, LLC, a private equity investment firm, and is a director of various privately-held companies and previously several public companies. From 1986 through 1998, Mr. Shepherd served as a Managing Director of Thomas H. Lee Company. Mr. Shepherd is our Lead Director and the Chairperson of our Compensation Committee.

Mr. Bowlin has served as one of our directors since May 2004. Mr. Bowlin most recently served as President and Chief Executive Officer of Miller Brewing Company, a subsidiary of SABMiller plc, from 2002 to 2003. From 1985 to 2002, Mr. Bowlin served in a variety of senior executive positions during his time at Philip Morris Companies, Inc., including: Chief Executive Officer of Miller Brewing Company from 1999 to 2002; President and Chief Executive Officer of Kraft Foods International from 1996 to 1999; President and Chief Operating Officer of Kraft Foods North America from 1994 to 1996; President and Chief Operating Officer of Miller Brewing Company from 1993 to 1994; and President of Oscar Mayer Food Corporation from 1991 to 1993. From 1974 to 1991, he held positions of increasing responsibility at General Foods Corporation. Mr. Bowlin is a member of both our Audit Committee and Nominating and Corporate Governance Committee.

Mr. Brizius has served as one of our directors since our acquisition of United. Mr. Brizius is a Managing Director of Thomas H. Lee Partners, L.P., joining the firm in 1993. From 1991 through 1993, Mr. Brizius was with Morgan Stanley & Co. Incorporated where he was a financial analyst in the bank’s Financial Institutions Group, Investment Banking Division. Mr. Brizius serves or has served as a director of numerous public and private companies in which THL has invested, including Eye Care Centers of America, Inc., Houghton Mifflin Company, TransWestern Communications Company, Inc., Frontline Management Companies, Inc. and Warner Music Group.

Mr. Carmichael has served as one of our directors since August 2002. From 1999 to 2001, Mr. Carmichael served as Senior Managing Director of the Succession Fund, a company that provides strategic financial and tax consulting to closely held private companies. Mr. Carmichael also served as Senior Vice President of Sara Lee Corporation from 1991 to 1993, Vice President from 1985 to 1990 and Chief Financial Officer from 1987 to 1990 of Beatrice Foods Company, Vice President of E-II Holdings from 1987 to 1988 and Vice President of Esmark, Inc. from 1976 to 1984. Mr. Carmichael is a director of Cobra Electronics Corporation, The Finish Line, Inc. and Simmons Company and serves as a Trustee and Chairman of the Nations Funds. Mr. Carmichael is the chairperson of our Audit Committee and member of our Compensation Committee.

Mr. DeFeo has served as one of our directors since September 2003. In October 2004, Mr. DeFeo was named President, Chief Executive Officer and a director of Playtex Products, Inc. From 1997 to September 2003, he served as President and Chief Executive Officer of Remington Products Company, L.L.C. and as Chairman of the Board of Remington Products Company, L.L.C. from 2001 to September 2003. From 1993 to 1996, Mr. DeFeo served as Group Vice President of U.S. Operations of the Clorox Company, a manufacturer and marketer of consumer products, and from 1968 to 1993 he held positions of increasing responsibility at Procter & Gamble. Mr. DeFeo also serves as a director of American Woodmark Corporation and various privately-held companies.

Mr. Lupo has served as one of our directors since July 1998 and is a principal in the consulting firm Renaissance Partners, LLC, which Mr. Lupo joined in February 2000. From October 1998 until November 1999, Mr. Lupo served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From

April 1998 to October 1998, Mr. Lupo served as a consultant in the consumer products industry. From August 1996 to April 1998, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, Mr. Lupo served as Senior Vice President—General Merchandise Manager of Wal-Mart Stores, Inc. Mr. Lupo also serves as a director of CitiTrends, Inc. Mr. Lupo is a member of both our Compensation Committee and Nominating and Corporate Governance Committee.

Mr. Schoen has served as one of our directors since our acquisition of United. He is Co-President of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1986, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a Director of Refco Inc. and Simmons Company. He is a Vice Chairman of the Board and a member of the Executive Committee of the United Way of Massachusetts Bay and a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network. He is also a member of the Board of Advisors of the Yale School of Management and a member of the Yale Development Board.

Ms. Thomas has served as one of our directors since May 2002. Ms. Thomas most recently served as Interim Chief Executive Officer of The Ocean Spray Company from November 2002 to April 2003. Previously, Ms. Thomas was President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until its purchase by Pfizer Inc. in July 2000. From 1993 to 1997, Ms. Thomas was employed by the Pillsbury Company, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas serves as a director of the Bank of Nova Scotia and a privately-held company. Ms. Thomas is the Chairperson of our Nominating and Corporate Governance Committee and a member of our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2005, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year except for the inadvertent late reporting by John D. Bowlin of one purchase of stock.

Code of Ethics

We have adopted the Code of Ethics for Principal Executive Officer and Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.” We intend to disclose substantive amendments to, and, if applicable, waivers of, this code of ethics on that website.

We have also adopted the Spectrum Brands, Inc. Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Spectrum Brands, Inc. Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations – Corporate Governance.” Any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that website.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fiscal 2005, fiscal 2004 and fiscal 2003 compensation paid to our Chief Executive Officer and each of the other four most highly compensated executive officers serving as of September 30, 2005 (the “Named Executive Officers”).

		Annual Compensation					Long-Term Compensation			All Other Compensation ($)
Name and Principal Position	Fiscal Year	Salary($)		Bonus($)(1)	Other Annual Compensation($)		Restricted Stock Awards($)		Securities Underlying Options(#)
David A. Jones,	2005	$918,500		$938,000	$272,000	(2)	$5,830,000	(3)	—	$7,430,000	(4)
Chairman of the Board and	2004	700,000		784,000	1,444,000	(5)	1,263,000	(6)	—	4,095,000	(7)
Chief Executive Officer	2003	718,500		565,000	407,000	(8)	1,400,000	(9)	175,000	—

Kent J. Hussey,	2005	548,500		462,000	159,000	(10)	3,712,500	(11)	—	1,425,500	(7)
President and Chief Operating Officer	2004	460,000		365,000	294,000	(12)	592,000	(6)	—	2,303,000	(7)
	2003	435,000		116,000	198,000	(13)	761,000	(9)	75,000	—

Kenneth V. Biller	2005	412,500		281,000	136,500	(14)	2,643,000	(11)	—	1,529,000	(7)
Executive Vice President of	2004	344,000		243,000	148,000	(15)	335,000	(6)	—	2,258,000	(7)
Operations	2003	325,000		73,000	120,000	(16)	347,000	(9)	50,000	—

Remy E. Burel,	2005	477,000		358,000	29,000	(17)	2,345,500	(11)	—	—
President—Europe/	2004	418,000		296,000	8,000	(18)	335,000	(6)	—	—
Rest of World	2003	352,000		32,000	17,000	(19)	520,000	(9)	50,000	—

Randall J. Steward,	2005	428,000		281,000	118,000	(20)	2,573,500	(11)	—	791,500	(7)
Executive Vice President and	2004	360,000		218,500	211,000	(21)	361,000	(6)	—	—
Chief Financial Officer	2003	108,500	(22)	325,000	115,000	(23)	355,000	(9)	50,000	—

(1)	Bonus payouts based on preceding fiscal year results.
(2)	Includes approximately $37,000 for use of a company-owned automobile, $44,500 related to personal use of Company aircraft and $191,000 related to a supplemental executive retirement program.
(3)	Represents the value of the restricted stock on the date of grant (October 1, 2004). An aggregate of 223,539 shares was granted on such date pursuant to the terms of Mr. Jones’s employment agreement then in effect, and the aggregate value of such shares at September 30, 2005 was $5,264,343. The restrictions on 8,597 of such shares lapsed on December 1, 2005, and the restrictions on 8,597 of such shares are scheduled to lapse on December 1, 2006, 8,597 on December 1, 2007, 137,562 on September 30, 2008 and 34,391 on September 30, 2009. The lapse of restrictions on 25,793 of such shares is subject to the achievement of certain performance goals. The restrictions on 8,597 of such shares will, and, assuming such goals are met, the restrictions on 8,597 of such shares are scheduled to, lapse on December 1, 2006 and 8,597 on December 1, 2007.
(4)	Includes approximately $5,651,000 in compensation from the exercise of stock options and $1,779,000 in deferred compensation paid during the period covered by this report.
(5)	Includes approximately $993,000 related to the waiver of a right to purchase a residence from Rayovac.
(6)

Represents the value of the restricted stock on the date of grant (October 1, 2003). The aggregate number of shares of restricted stock awarded on October 1, 2003 and the aggregate value at September 30, 2005 was as follows: Mr. Jones - 83,904 shares, $1,975,939; Mr. Hussey - 39,384 shares, $927,493; Mr. Biller - 22,260 shares, $524,223; Mr. Burel - 22,260 shares, $524,223; and Mr. Steward - 23, 973 shares, $564,564. With respect to the restricted stock grants of Messrs. Jones, Hussey, Biller, Burel, and Steward, fifty percent of each restricted stock grant is subject to time-based restrictions and the other fifty percent is subject to performance-based restrictions. Restrictions on one-third of the time-based restricted stock lapsed on each of October 1, 2004 and October 1, 2005 and one-third are scheduled to lapse on October 1, 2006. Subject to the achievement of certain company performance goals, restrictions on one-third of the performance-based restricted stock grants lapsed or are scheduled to lapse during November, 2006. If the specified performance goals are not met in any fiscal year, the restrictions with respect to such performance-based restricted stock shall lapse the following year. We may, at the discretion of the Board of Directors, pay or defer dividends, if declared, until the expiration of restrictions.

(7)	Represents compensation from the exercise of stock options.
(8)	Includes approximately $105,000 related to a supplemental retirement program, $52,000 related to personal use of a Rayovac aircraft, $57,000 related to interest on the promissory note in the aggregate principal amount of $500,000 with an annual interest rate of 7% to partially fund his purchase of certain shares of our common stock in connection with our 1996 recapitalization and $63,000 related to a Rayovac provided residence.
(9)	Represents the value of the restricted stock on the date of grant (October 1, 2002). The aggregate number of shares of restricted stock awarded on October 1, 2002 and the aggregate value at September 30, 2005 was as follows: Mr. Jones - 114,754 shares, $2,702,457; Mr. Hussey - 62,397 shares, $1,469,449; Mr. Biller - 28,415 shares, $669,173; Mr. Burel - 42,623 shares, $1,003,772; and Mr. Steward - 28,415 shares, $669,173. The restrictions on all of the shares granted to Messrs. Jones, Biller, Burel and Steward and on all but 20,799 of Mr. Hussey’s shares lapsed on October 1, 2005. The restrictions on the remaining 20,799 shares granted to Mr. Hussey are scheduled to lapse on October 1, 2006. We may, at the discretion of the Board of Directors, pay or defer dividends, if declared, until the expiration of the restrictions.
(10)	Includes approximately $24,000 for use of a company-owned automobile, $20,000 related to the use of Company aircraft and $115,000 related to a supplemental executive retirement program.
(11)

Represents the value of the restricted stock on (a) October 1, 2004, the date of grant of the shares granted pursuant to the respective employment agreements in effect at such time, and on (b) April 1, 2005, the date of grant of the shares granted based on participation in our equity-based compensation plans and on grants under superior achievement award agreements (the “Superior Achievement Award Agreements”). The aggregate number of shares of restricted stock awarded on October 1, 2004 pursuant to their respective employment agreements in effect at such time and the aggregate value at September 30, 2005 was as follows: Mr. Hussey - 23,882, $562,421; and each of Messrs. Biller, Burel and Steward - 14,328, $337,424. The restrictions on 3,980 of Mr. Hussey’s shares lapsed on December 1, 2005 and 3,980 shares are scheduled to lapse on December 1 of each of 2006 and 2007. The lapse of restrictions on 11,941 of Mr. Hussey’s shares is subject to the achievement of certain performance goals. The restrictions on 3,980 of such shares will, and, assuming such goals are met, the restrictions on 3,980 of such shares are scheduled to, lapse on December 1, 2006 and 3,980 on December 1, 2007. The restrictions on 2,388 of each of Messrs. Biller’s, Burel’s and Steward’s shares lapsed on December 1, 2005 and 2,388 shares are scheduled to lapse on December 1 of each of 2006 and 2007. The lapse of restrictions on 7,164 of each of Messrs. Biller’s, Burel’s and Steward’s shares is subject to the achievement of certain performance goals. Assuming such goals are met, the restrictions on 4,776 of such shares are scheduled to lapse on December 1, 2006 and 2,388 on December 1, 2007. The aggregate number of shares of restricted stock awarded on April 1, 2005 based on participation in our equity-based compensation plans and the aggregate value at September 30, 2005 was as follows: Mr. Hussey - 40,000 shares, $942,000; Mr. Biller - 25,000 shares, $588,750; Mr. Burel - 25,000 shares, $588,750; and Mr. Steward - 25,000 shares, $588,750. With respect to the shares received by Messrs. Hussey and Biller, the restrictions on 50% of the shares are scheduled to lapse on October 1, 2006 and 50% scheduled to lapse on October 1, 2007. With respect to the shares received by Messrs. Burel and Steward, the restrictions on all shares are scheduled to lapse on October 1, 2008. The aggregate number of shares of restricted stock awarded on April 1, 2005 based on grants under Superior Achievement Award Agreements and the aggregate value at September 30, 2005 was as follows: Mr. Hussey - 35,638 shares, $839,275; Mr. Biller - 30,547 shares, $719,382; Mr. Burel - 23,274 shares, $548,103; and Mr. Steward - 28,850 shares, $632,318.

The restrictions on all shares granted under Superior Achievement Award Agreements lapse on February 7, 2008 if we achieve certain performance goals.
(12)	Includes approximately $78,000 related to relocation and approximately $167,000 related to a supplemental executive retirement program.
(13)	Includes approximately $121,000 related to a supplemental executive retirement program.
(14)	Includes approximately $7,000 in compensation relating to accrued, unused vacation time, for $19,000 for use of a company-owned automobile, $16,500 related to personal use of Company aircraft and $94,000 related to a supplemental executive retirement program.
(15)	Includes approximately $124,000 related to a supplemental executive retirement program.
(16)	Includes approximately $89,000 related to a supplemental executive retirement program.
(17)	Includes approximately $21,000 relating to travel by spouse, $8,000 for use of a company-owned automobile and $600 relating to benefits from accident insurance.
(18)	Includes approximately $7,000 for use of a company-owned automobile.
(19)	Includes approximately $10,000 for relocation and approximately $5,000 for use of a company-owned automobile.
(20)	Includes approximately $8,000 for relocation, $20,000 for use of a company-owned automobile and $90,000 related to a supplemental executive retirement program.
(21)	Includes approximately $65,000 for relocation, $18,000 for use of a company-owned automobile and $128,000 related to a supplemental executive retirement program.
(22)	Salary paid only between May 31, 2003 and September 30, 2003 due to Mr. Steward’s leave of absence.
(23)	Includes approximately $23,000 for use of a company-owned automobile and $92,000 related to a supplemental executive retirement program.

There were no grants of options or stock appreciation rights during fiscal 2005 to the Named Executive Officers.

The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

Aggregated Option Exercises In Fiscal 2005 And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized $	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (Exercisable/Unexercisable)	Value of Unexercised In-the-money Options at Fiscal Year End ($)(1) (Exercisable/Unexercisable)
David A. Jones	164,350	$5,650,841	489,695/59,500		$6,205,751/$675,325
Kent J. Hussey	54,350	$1,425,501	207,356/25,500		$986,219/$289,425
Kenneth V. Biller	61,187	$1,529,136	79,713/17,000		$429,603/$192,950
Remy E. Burel	33,000	$991,676	— /17,000	$	— /$192,950
Randall J. Steward	30,000	$791,508	200,118/33,829		$1,512,471/$370,496

(1)	These values are calculated using the $23.55 per share closing price of the Common Stock as quoted on the NYSE on September 30, 2005.

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

Director Compensation

For Fiscal 2006, each of Messrs. Brizius, Schoen, Bowlin, DeFeo, and Lupo shall be paid an annual retainer of $40,000 (four equal installments of $10,000) for their service as directors, Ms. Thomas shall be paid an annual retainer of $45,000 (four equal installments of $11,250) for her service as a director and as Chairwoman of the Nominating and Corporate Governance Committee, Mr. Carmichael shall be paid an annual retainer of $50,000 (four equal installments of $12,500) for his service as a director and as Chairman of the Audit Committee, and Mr. Shepherd shall be paid an annual retainer of $55,000 (four equal installments of $13,750) for his service as Chairman of the Compensation Committee and Lead Director. Each director shall also receive $1,500 for each meeting of the Board of Directors that they attend ($750 if participating telephonically) and $1,500 (or $2,500 in the case of committee chairs) for each meeting of a committee of the Board of Directors that they attend ($750 or $1,250, respectively, if participating telephonically). Messrs. Brizius and Schoen serve as members of the Board of Directors on behalf of Thomas H. Lee Partners, L.P. Thereby, compensation due Messrs. Brizius and Schoen is paid to Thomas H. Lee Partners L.P. Further, each of Messrs. Bowlin, Brizius, Carmichael, DeFeo, Lupo, Schoen and Ms. Thomas were granted 3,003 shares of restricted stock and Mr. Shepherd was granted 3,646 shares of restricted stock on October 1, 2005, which restrictions lapse in equal annual installments over a three-year period.

For fiscal 2005, each of Messrs. Bowlin, DeFeo, Carmichael, Shepherd, Brizius, Schoen and Lupo and Ms. Thomas received $8,750 per quarter for their service as directors, Mr. Carmichael received an additional $1,250 per quarter for his service as Chairman of the Audit Committee, and Mr. Shepherd received an additional $2,500 per quarter for his service as Presiding Director. Each director also received $1,000 for each meeting of the Board of Directors that they attended ($500 if participating telephonically) and $1,000 (or $2,000 in the case of committee chairs) for each meeting of a committee of the Board of Directors that they attended ($500 or $1,500, respectively, if participating telephonically). Mr. Bowlin received $67,500, Mr. Carmichael received $59,500, Mr. DeFeo received $46,500, Mr. Lupo received $55,000, Mr. Brizius received $19,500, Mr. Schoen received $19,500, Mr. Shepherd received $58,500 and Ms. Thomas received $58,500 for their service as our directors and for attending meetings of our Board of Directors and committees in fiscal 2004. Messrs. Brizius and Schoen became members of the Board of Directors on February 7, 2005 and serve on behalf of Thomas H. Lee Partners, L.P. Compensation for the services of Messrs. Brizius and Schoen, including equity compensation, is paid to Thomas H. Lee Partners L.P.

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

Employment Agreements

We entered into amended and restated employment agreements with each of Kent J. Hussey, Kenneth V. Biller and Randall J. Steward effective as of April 1, 2005 and with David A. Jones effective as of October 1, 2005. One of our German subsidiaries entered into an amended and restated employment agreement with Remy E. Burel effective as of April 1, 2005.

The agreements with Messrs. Hussey, Biller and Steward expire on September 30, 2008 and the agreement with Mr. Jones expires on September 30, 2009. Mr. Burel’s agreement has no specified term, but either party may terminate the agreement at any time upon six months’ notice. Each of these agreements provides that the executive officer has the right to resign and terminate his respective agreement at any time upon at least 60 days’ notice (six months’ notice in the case of Mr. Burel). Upon such resignation, the Company must pay any unpaid base salary through the date of termination to the resigning executive officer. Mr. Jones has the option to relinquish the Chief Executive Officer position on October 1, 2008 and remain as an employee through September 30, 2009, subject to reduction in his salary and bonus.

The agreements with Messrs. Hussey, Biller and Steward provide generally that upon our termination of the executive officer’s employment without cause or for death or disability, we will pay to the terminated executive officer, or such executive officer’s estate, two times the executive officer’s base salary and annual bonus, to be paid out over the following 24 months. Mr. Burel is entitled to three times his base salary and annual bonus, to be paid out over the 36 months following such termination. The agreements with Messrs. Hussey and Biller also provide that if the executive officer resigns upon the occurrence of specified circumstances that would constitute a “constructive termination” (as defined therein), the executive officer’s resignation shall be treated as a termination by us without cause. The agreement with Mr. Jones provides that upon our termination of employment due to death or disability, we will pay Mr. Jones or his estate, as applicable, (a) his base salary over the following 24 months, (b) double the pro rata portion of the annual bonus payable to Mr. Jones (unless the Board determines to pay a greater amount in its sole discretion) and (c) additional salary of $18,500 annually for the remainder of the term. Upon our termination of Mr. Jones’ employment without cause, we will pay him (a) his base salary for the remainder of the term (or 24 months following such termination, if greater), (b) his annual bonus (provided we achieve our performance goals) for the remainder of the term (or 24 months following such termination, if greater), and (c) additional salary of $18,500 annually for the remainder of the term (or 24 months following such termination, if longer).

Under each agreement, we have the right to terminate the executive officer’s employment for “cause” (as defined therein), in which event we shall be obligated to pay to the terminated executive officer any unpaid base salary accrued through the date of termination. Each agreement also provides that, during the term of the agreement or the period of time served as an employee or director, and for one year thereafter, the executive officer shall not provide services of the same or similar kind that he provides to us, have a significant financial interest in any of our competitors, or solicit any of the our customers or employees.

Under their respective agreements, beginning April 1, 2005, Mr. Hussey became entitled to a base salary of $525,000 per annum, Mr. Biller became entitled to a base salary of $450,000 per annum, Mr. Burel became entitled to a base salary of Euro 375,000 and Mr. Steward became entitled to a base salary of $425,000 and, beginning October 1, 2005, Mr. Jones became entitled to a base salary of $900,000 plus additional salary of $18,500 for miscellaneous expenses. Our Board of Directors will review these base salaries from time to time and may increase them in its discretion. Each executive officer also is entitled to an annual bonus based upon our achieving certain annual performance goals established by the Board of Directors.

Pursuant to their agreements, Messrs. Jones, Hussey, Biller, Burel and Steward are entitled to participate in the Company’s equity-based compensation plans. Messrs. Hussey, Biller, Burel and Steward received restricted stock grants under our 2004 Incentive Plan (the “2004 Plan”) on April 1, 2005. On this date, Mr. Hussey received 40,000 shares of our Common Stock and Messrs. Biller, Burel and Steward each received 25,000 shares. All of the shares are subject to time-based restrictions. With respect to these shares received by Messrs. Hussey and Biller, the restrictions on 50% of the shares are scheduled to lapse on October 1, 2006 and 50% scheduled to lapse on October 1, 2007. With respect to the shares received by Messrs. Burel and Steward, the restrictions on all shares are scheduled to lapse on October 1, 2008. In addition, restrictions also lapse on all grants in the event of a change in control, as defined in the Plan. Upon the termination of a recipient’s employment with us for any reason, such recipient shall forfeit to us all shares for which restrictions have not lapsed as of the date of such termination.

Also on April 1, 2005, we made grants of restricted stock pursuant to the Superior Achievement Award Agreements to each of Messrs. Hussey, Biller, Burel and Steward. The Superior Achievement Award Agreements incorporate the terms of the 2004 Plan. Pursuant to the Superior Achievement Award Agreements, Mr. Hussey received 35,638 shares of our Common Stock, par value $.01, Mr. Biller received 30,547 shares, Mr. Burel received 23,274 shares and Mr. Steward received 28,850 shares. The shares of restricted stock granted pursuant to the Superior Achievement Award Agreements are subject to performance-based restrictions as well as time-based restrictions. The restrictions on some or all of the shares issued pursuant to the Superior Achievement Award Agreements are scheduled to lapse as of February 7, 2008 if certain company performance goals are achieved for the period beginning February 7, 2005 and ending December 31, 2007. The performance measures include measures related to our realization of cost savings related certain of our acquisitions. To the extent that the required performance goals are not satisfied, so that the restrictions on the shares do not lapse as of February 7, 2008, the restrictions on any remaining shares will lapse as of February 7, 2012, provided that the recipient’s employment with us or our subsidiaries has not terminated prior to that date.

Mr. Jones was awarded a restricted stock grant of shares of our Common Stock with a “Fair Market Value” (as such term is defined in the 2004 Plan) as of October 1, 2005 equal to $2,400,000, subject to certain vesting requirements. Additionally, Mr. Jones was awarded, on October 1, 2005, and will be awarded on each succeeding October 1, through October 1, 2008, shares of Common Stock with a Fair Market Value equal to the greater of $2,225,000 or 225% of his base salary then in effect, subject to certain vesting requirements. Messrs. Hussey, Biller, Steward and Burel will be awarded in fiscal 2005, and will be awarded in each succeeding fiscal year through 2007 (or, in the case of Mr. Burel, each succeeding fiscal year for as long as his agreement remains in effect), shares of Common Stock with a Fair Market Value equal to 150%, 125%, 125% and 100%, respectively, of their base salaries then in effect, subject to certain vesting requirements. Restrictions lapse on all grants in the event of a change in control, as defined in the 2004 Plan. Upon the termination of a recipient’s employment with us for any reason, such recipient shall forfeit to us all shares for which restrictions have not lapsed as of the date of such termination.

Mr. Jones was paid a $2,200,000 retention bonus on October 1, 2005 pursuant to the terms of his employment agreement immediately prior to the October 1, 2005 amendments.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of William P. Carmichael, John S. Lupo and Thomas R. Shepherd. Mr. Carmichael was elected to the Compensation Committee in November 2005. No member of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers serves a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of December 1, 2005, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock (each, a “5% Shareholder”);

•	our Chief Executive Officer and each of the other four most highly compensated executive officers serving as of September 30, 2005 (collectively, the “Named Executive Officers”);

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Shareholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 50,788,009 shares of Common Stock issued and outstanding as of the close of business on December 1, 2005. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 1, 2005, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands, Inc., 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328.

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options (1)		Percent
Thomas H. Lee Funds c/o Thomas H. Lee Partners, LP 100 Federal Street, 35th Floor Boston, MA 02110	12,738,621	(2)	5,000	(2)	25.09%
Ameriprise Financial Inc. General Counsel’s Office 50591 Ameriprise Financial Center Minneapolis, MN 55474	5,739,869	(3)	0		11.30%
Nominingue Asset Management, LLC 712 Fifth Avenue New York, NY 10019	2,640,490	(4)	0		5.20%
David A. Jones	638,123	(5)	519,445		2.28%
Kent J. Hussey	218,577	(6)	220,006		*
Kenneth V. Biller	143,022	(7)	88,213		*
Remy E. Burel	106,961	(8)	8,500		*
Randall J. Steward	101,045	(9)	208,618		*
John D. Bowlin	14,296	(10)	0		*
Charles A. Brizius	12,738,621	(2)(11)	5,000	(2)	25.09%
William P. Carmichael	10,296	(12)	10,000		*
Neil P. DeFeo	7,296	(13)	5,000		*
John S. Lupo	7,796	(14)	10,000		*
Scott A. Schoen	12,738,621	(2)(15)	5,000	(2)	25.09%
Thomas R. Shepherd	12,738,621	(2)(16)	5,000	(2)	25.09%
Barbara S. Thomas	5,296	(17)	10,000		*
All directors and executive officers of the Company as a group (18 persons)	14,362,349	(18)	1,235,532	(19)	30.71%

*	Indicates less than 1% of the total number of outstanding shares of our Common Stock.
(1)	Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of December 1, 2005.
(2)

Based on information set forth in a Schedule 13D that was filed with the SEC on February 17, 2005 (“Schedule 13D”). The Schedule 13D was filed jointly on behalf of the THL Funds (as defined below) with respect to 12,733,969 shares of Common Stock beneficially owned by the THL Funds, which included 5,000 shares subject to options held by Mr. Shepherd that were exercisable within 60 days of December 1, 2005. The 12,733,969 shares include: 10,593,305 shares directly held by Thomas H. Lee Equity Fund IV, L.P. (“Equity Fund”); 366,192 shares directly held by Thomas H. Lee Foreign Fund IV, L.P. (“Foreign Fund”); 1,031,186 shares directly held by Thomas H. Lee Foreign Fund IV-B, L.P. (“Foreign Fund B”); 2,785 shares directly held by Thomas H. Lee Investors Limited Partnership (“THL Investors”); 68,881 shares directly held by Thomas H. Lee Charitable Investment L.P. (“Charitable Investment”); 666,620 shares directly held by certain other parties affiliated with Thomas H. Lee Partners, L.P. (the “Affiliate Holders”), including the 1997 Thomas H. Lee Nominee Trust, David V. Harkins, the 1995 Harkins Gift Trust, Mr. Schoen, C. Hunter Boll, Scott M. Sperling, Anthony J. DiNovi, Thomas M. Hagerty, Warren C. Smith, Jr., Smith Family Limited Partnership, Seth W. Lawry, Kent R. Weldon, Terence M. Mullen, Todd M. Abbrecht, Mr. Brizius, Scott Jaeckel, Soren Oberg, Mr. Shepherd, Wendy L. Masler, Andrew D. Flaster,

Robert Schiff Lee 1988 Irrevocable Trust, Stephen Zachary Lee, Charles W. Robins as Custodian for Jesse Lee, Charles W. Robins and James Westra (the Equity Fund, Foreign Fund, Foreign Fund B, THL Investors, Charitable Investment, Affiliate Holders and certain other reporting persons under the Schedule 13D, collectively, the “THL Funds”); and 5,000 shares subject to options held by Mr. Shepherd that were exercisable within 60 days of December 1, 2005.

By virtue of certain relationships among the THL Funds, each person or entity comprising the THL Funds may be deemed to share beneficial ownership of all shares of Common Stock held by the THL Funds. Except to the extent of a pecuniary interest therein, each of the persons and entities comprising the THL Funds expressly disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Funds, except: (a) Advisors does not disclaim beneficial ownership of shares held by Equity Fund, Foreign Fund or Foreign Fund B, (b) Management Corp. (as defined below) does not disclaim beneficial ownership of shares held by THL Investors and (c) Thomas H. Lee, an individual U.S. citizen, does not disclaim beneficial ownership of shares held by the 1997 Thomas H. Lee Nominee Trust. THL Equity Advisors IV, LLC, as sole general partner of Equity Fund, Foreign Fund and Foreign Fund B (collectively, the “Advisors Funds”), may be deemed to share voting and dispositive power with respect to 11,990,683 shares beneficially owned by the Advisors Funds. In addition, by virtue of certain relationships among the THL Funds, the THL Funds may constitute a “group” within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934, as amended. As a member of a group, each person and entity of the group may be deemed to beneficially own the shares of Common Stock beneficially owned by the entire group. Each person and entity within the group expressly disclaims beneficial ownership of any shares of Common Stock held by any other person or entity of that group.

THL Investment Management Corp. (“Management Corp.”), as sole general partner of THL Investors, may be deemed to share voting and dispositive power with respect to 2,785 shares beneficially owned by THL Investors. Thomas H. Lee, as General Partner of Charitable Investment, may be deemed to share voting and dispositive power with respect to 68,881 shares beneficially owned by Charitable Investment. Thomas H. Lee, as General Director of Advisors, Chief Executive Officer and sole shareholder of Management Corp., General Partner of Charitable Investment and grantor of the 1997 Thomas H. Lee Nominee Trust, may be deemed to share voting and dispositive power with respect to 12,220,831 shares beneficially held by such entities. Each of the Affiliate Holders has obtained beneficial ownership of less than 1% of the outstanding shares. Each of the Affiliate Holders has sole voting and sole dispositive power with respect to such shares beneficially owned by it, except for The 1995 Harkins Gift Trust, the Smith Family Limited Partnership, the Robert Schiff Lee 1988 Irrevocable Trust and Charles W. Robins as Custodian for Jesse Lee. David V. Harkins may be deemed to share voting and dispositive power over shares held by The 1995 Harkins Gift Trust. Charles W. Robins may be deemed to share voting and dispositive power over shares held by him as Custodian for Jesse Lee.

This amount also reflects a grant of 6,006 shares of restricted stock granted to Thomas H. Lee Advisors, LLC as reported in a Form 4 filed with the SEC on October 5, 2005. These shares are presently held by THL Equity Advisors IV, LLC. THL Equity Advisors IV, LLC is the direct owner of these additional shares and a member of the THL Funds reporting group. As such, each member of the group may be deemed to beneficially own these shares of Common Stock.

This amount also reflects a grant of 3,646 shares of restricted stock given to Mr. Shepherd as reported in a Form 4 filed with the SEC on October 5, 2005. Mr. Shepherd is the direct owner of these additional shares and a member the THL Funds reporting group. As such, each member of the group may be deemed to beneficially own these additional shares of Common Stock.

(3)	Ameriprise Financial, Inc. has shared voting power with respect to 45,039 shares and shared dispositive power with respect to 5,739,869 shares. Information is based on a Schedule 13G filed by Ameriprise Financial, Inc. with the SEC on December 8, 2005.
(4)	Nominingue Asset Management, LLC has sole voting and sole dispositive power over these shares. Information is based on a Schedule 13D filed by Nominingue Asset Management, LLC with the SEC on October 21, 2005.

(5)	Includes 456,338 shares of restricted stock and 8,254 shares held in the Company’s 401(k) plan.
(6)	Includes 136,031 shares of restricted stock and 970 shares held in the Company’s 401(k) plan.
(7)	Includes 78,618 shares of restricted stock and 5,242 shares held in the Company’s 401(k) plan.
(8)	Includes 71,345 shares of restricted stock.
(9)	Includes 77,776 shares of restricted stock.
(10)	Includes 4,532 shares of restricted stock.
(11)	5,127 shares are held directly by Mr. Brizius. As discussed in note (2) above, Mr. Brizius may be deemed to share beneficial ownership of 12,738,621 shares that may be beneficially owned by the THL Funds, which include the 5,127 shares held by him directly. Except for shares held by him directly or to the extent of a pecuniary interest therein, Mr. Brizius disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Funds.
(12)	Includes 4,532 shares of restricted stock.
(13)	Includes 4,532 shares of restricted stock.
(14)	Includes 4,532 shares of restricted stock.
(15)	30,764 shares are held directly by Mr. Schoen. As discussed in note (2) above, Mr. Schoen may be deemed to share beneficial ownership of 12,738,621 shares that may be beneficially owned by the THL Funds, which include the 30,764 shares held by him directly. Except for shares held by him directly, Mr. Schoen disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Funds.
(16)	10,247 shares are held by Mr. Shepherd directly, of which 5,430 shares are restricted stock. As discussed in note (2) above, Mr. Shepherd may be deemed to share beneficial ownership of 12,738,621 shares that may be beneficially owned by the THL Funds, which include the 6,601 shares held by him directly and the 5,000 shares of Common Stock subject to options held by Mr. Shepherd that were exercisable within 60 days of December 1, 2005. Except for shares held by him directly (including the shares subject to the options referenced in the prior sentence), Mr. Shepherd disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Funds.
(17)	Includes 4,532 shares of restricted stock.
(18)	Includes 12,738,621 shares that may be beneficially owned by the THL Funds for which Messrs. Brizius, Schoen and Shepherd disclaim beneficial ownership except to the extent directly owned by them (and, with respect to Mr. Shepherd, the shares subject to the options listed in the table above) or with respect to which they have a pecuniary interest therein, 1,068,585 shares of restricted stock and 18,487 shares held in the Company’s 401(k) plan.
(19)	As noted in earlier footnotes, beneficial ownership of Mr. Shepherd’s 5,000 shares of Common Stock subject to options that were exercisable within 60 days of December 1, 2005 can be attributed to THL Funds and Messrs. Brizuis, Schoen, and Shepherd. However, for purposes of this portion of the table the 5000 shares of Common Stock subject to options are only counted once.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of September 30, 2005:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(1))
Equity compensation plans approved by security holders	1,988,289	$14.64	2,631,564	(2)
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	1,988,289	$14.64	2,631,564	(2)

(1)	Includes 2,327,484 shares of common stock available for future issuance under the 2004 Plan, 287,818 shares of common stock available for future issuance under the 1997 Rayovac Incentive Plan and 16,262 shares of common stock available for future issuance under the 1996 Rayovac Incentive Plan. In addition to stock options, awards under the 2004 Plan and 1997 Rayovac Incentive Plan may take the form of restricted stock and other stock-based awards specified in the 1997 Rayovac Incentive Plan. If such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.
(2)	This amount excludes an aggregate of 1,791,333 shares of restricted stock awards outstanding as of September 30, 2005 for which the restrictions have not lapsed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We held, during a portion of fiscal 2005, various promissory notes described below from certain of our current executive officers, which notes matured in September, 2005.

On July 20, 2000, the Board of Directors authorized loans to Messrs. Jones, Hussey, Biller and Cancio of up to the aggregate principal amounts of $1,950,000, $800,000, $400,000 and $200,000, respectively (collectively, the “Executive Notes”). As of August 11, 2000, Messrs. Jones, Hussey, Biller and Cancio had each executed a promissory note. The largest aggregate amount of indebtedness outstanding at any time during fiscal 2005 for each of the executive officers was as follows: Mr. Jones, $1,700,000; Mr. Hussey, $750,000; Mr. Biller, $400,000; and Mr. Cancio, $200,000. Interest on these promissory notes was adjusted annually to the Internal Revenue Service minimum rate for 3-5 year maturities. The annual interest rate on each of these notes was 4.48% in fiscal year 2005. Each of these promissory notes was secured by a security interest in shares of our Common Stock (including vested options) owned by the respective borrower. Payments of interest on the Executive Notes were due annually and the outstanding principal amount and any unpaid interest on the Executive Notes was payable at maturity. The Executive Notes matured, and were paid in full, in September 2005.

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

On February 7, 2005, the Company acquired all of the equity interests of United pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, Lindbergh Corporation and United dated as of January 3, 2005 filed as an exhibit to the Current Report on Form 8-K filed by the

Company on January 4, 2005. Pursuant to the terms of the Merger Agreement, Lindbergh Corporation merged with and into United, with United continuing as the surviving corporation (the “Merger”). The purchase price for the acquisition, excluding fees and expenses, consisted of $70 million in cash, 13.75 million shares of Rayovac Common Stock and the assumption of outstanding United indebtedness, which was $911.5 million as of January 21, 2005. The purchase price was determined through negotiations between representatives of the Company, who were operating under supervision and direction of an acquisition committee of the Board of Directors of the Company, and representatives of United. The acquisition committee consisted of Messrs. DeFeo, Lupo, Bowlin and Carmichael and Ms. Thomas.

Certain affiliates of Thomas H. Lee Partners, L.P. were the majority shareholders of United as of immediately prior to the consummation of the Company’s acquisition of United, and as a result of the Company’s acquisition of United, are significant shareholders of the Company. United previously had a professional services agreement with certain affiliates of Thomas H. Lee Partners, L.P. pursuant to which United paid $62,500 per month for management and other consulting services and reimbursed out-of-pocket expenses. In connection with the Merger, the professional services agreement was terminated effective as of the Merger. In addition, two of the Company’s directors, Messrs. Schoen and Brizius, are members of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the manager of THL Equity Advisors IV, LLC, which, in turn, is the general partner of each of the Thomas H. Lee related funds that were shareholders of United immediately prior to the Merger and now are significant shareholders of the Company.

Mr. Jones, Chairman of the Board and Chief Executive Officer of the Company, and trusts for his family members, collectively owned 202,935 shares of United common stock as of immediately prior to the Merger, which shares were converted into an aggregate of 36,239 shares of Company Common Stock pursuant to the Merger. In addition, Mr. Jones held vested options to acquire 397,065 shares of United common stock at a weighted average exercise price of $2.00 per share, which, pursuant to the terms of the Merger Agreement, were cashed out in an amount equal to the number of shares underlying options having an exercise price less than $5.997 per share multiplied by the amount by which $5.997 exceeded the relevant option exercise price. Mr. Jones was a member of the Board of Directors of United from January 20, 1999 to December 31, 2003 and provided consulting services to United under an agreement that was terminated on September 28, 2004. Mr. Shepherd, a member of the Company’s Board of Directors, is an investor in Thomas H. Lee Equity Fund IV, L.P., a large shareholder of United immediately prior to the Merger, and, as a result of the Merger, currently is a large shareholder of the Company.

In connection with the acquisition of United, the Company entered into certain agreements with UIC Holdings, L.L.C. (“Holdings”), the majority stockholder of United as of the date Rayovac entered into the definitive agreement to acquire United, Thomas Lee Partners, L.P. and certain of its affiliates and certain former stockholders of United. The agreements are described further below.

On February 7, 2005, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain former stockholders of United, including certain affiliates of Thomas H. Lee Partners, L.P. and an affiliate of Banc of America Securities LLC, pursuant to which the Company agreed to prepare and file with the SEC, not later than nine months following the consummation of the acquisition of United on February 7, 2005, a registration statement to permit the public offering and resale under the Securities Act of 1933 on a continuous basis of shares of Common Stock issued in connection with its acquisition of United (the “Shelf Registration Statement”). Pursuant to the Registration Rights Agreement, the Company also granted to the former stockholders of United certain rights to require the Company, on not more than three occasions, to amend the Shelf Registration Statement or prepare and file a new registration statement to permit an underwritten offering of shares of the Company’s stock received by them in the acquisition of United as well as certain rights to include those shares in any registration statement proposed to be filed by the Company. In addition, the Registration Rights Agreement prohibits those former stockholders party to the agreement from selling or transferring shares of Common Stock received in the acquisition of United for 12 months following the consummation of that acquisition or from selling or transferring more than 50% of those shares during the 18 month period following the consummation of that acquisition.

On February 7, 2005, the Company entered into a standstill agreement (the “Standstill Agreement”) with Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P. and Thomas H. Lee Advisors, L.L.C. (the “Restricted Parties”). Pursuant to the Standstill Agreement, the Restricted Parties are prohibited until February 7, 2010 from acquiring ownership in excess of 28% of the Company’s outstanding voting capital stock, on a fully-diluted basis, soliciting proxies or consents with respect to the Company’s voting capital stock, soliciting or encouraging third parties to acquire or seek to acquire the Company, a significant portion of the Company’s assets or more than 5% of the Company’s outstanding voting capital stock or joining or participating in a pooling agreement, syndicate, voting trust or other similar arrangement with respect to the Company’s voting capital stock for the purpose of acquiring, holding, voting or disposing of such voting capital stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent auditor, billed to us for each of the last two fiscal years (in millions):

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2005	$4.8	$0.5	$0.1	$—
2004	$1.9	$0.5	$0.1	$—

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees we paid KPMG LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The majority of Audit-Related Fees in 2005 and 2004 were attributable to due diligence services related to acquisitions and advice related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. “Tax Fees” are fees for tax compliance, tax advice and tax planning, and for both fiscal 2005 and fiscal 2004 such fees were attributable to services for tax-compliance assistance and tax advice. “All Other Fees” are fees for any services not included in the first three categories.

Pre-Approval of Independent Auditor Services and Fees

The Audit Committee pre-approved the fiscal 2005 audit services engagement performed by KPMG LLP. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $100,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $100,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Spectrum Brands, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule as listed in Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spectrum Brands, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Atlanta, Georgia

December 14, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting as set forth in Item 9A of Spectrum Brands, Inc. Annual Report on Form 10-K for the year ended September 30, 2005, that Spectrum Brands, Inc. (the Company) maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired United Industries Corporation, Tetra Holding GmbH, and Jungle Laboratories Corporation (the Acquired Companies) during fiscal 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005, the Acquired Companies’ internal control over financial reporting associated with total assets of $2,348 million and total revenues of $883 million included in the consolidated financial statements of Spectrum Brands, Inc. and subsidiaries as of and for the year ended September 30, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquired Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Brands, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2005, and our report dated December 14, 2005 expressed an unqualified opinion on those consolidated financial statements.

Atlanta, Georgia

December 14, 2005

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2005 and 2004

(In thousands, except per share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$29,852	$13,971
Receivables:
Trade accounts receivable, net of allowances of $34,257 and $23,071, respectively	362,399	269,977
Other	10,996	19,655
Inventories	451,553	264,726
Deferred income taxes	39,231	19,233
Assets held for sale	108,174	9,870
Prepaid expenses and other	45,762	51,262

Total current assets	1,047,967	648,694
Property, plant and equipment, net	304,323	182,396
Deferred charges and other	47,375	35,079
Goodwill	1,429,017	320,577
Intangible assets, net	1,154,397	422,106
Debt issuance costs	39,012	25,299

Total assets	$4,022,091	$1,634,151

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$39,308	$23,895
Accounts payable	281,954	226,234
Accrued liabilities:
Wages and benefits	47,910	40,138
Income taxes payable	40,468	21,672
Restructuring and related charges	16,978	8,505
Accrued interest	31,529	16,302
Liabilities held for sale	22,294	—
Other	76,935	60,094

Total current liabilities	557,376	396,840
Long-term debt, net of current maturities	2,268,025	806,002
Employee benefit obligations, net of current portion	78,510	69,246
Deferred income taxes	208,251	7,272
Other	67,199	37,368

Total liabilities	3,179,361	1,316,728
Minority interest in equity of consolidated subsidiary	—	1,379
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 66,625 and 64,219 shares, respectively; outstanding 50,797 and 34,683 shares, respectively	666	642
Additional paid-in capital	671,378	224,962
Retained earnings	267,315	220,483
Accumulated other comprehensive income	10,260	10,621
Notes receivable from officers/shareholders	—	(3,605)

	949,619	453,103
Less treasury stock, at cost, 15,828 and 29,536 shares, respectively	(70,820)	(130,070)
Less unearned restricted stock compensation	(36,069)	(6,989)

Total shareholders’ equity	842,730	316,044

Total liabilities and shareholders’ equity	$4,022,091	$1,634,151

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2005, 2004 and 2003

(In thousands, except per share amounts)

	2005	2004	2003
Net sales	$2,359,447	$1,417,186	$922,122
Cost of goods sold	1,465,096	811,894	549,514
Restructuring and related charges	10,496	(781)	21,065

Gross profit	883,855	606,073	351,543
Operating expenses:
Selling	473,834	293,118	185,175
General and administrative	160,382	121,319	80,875
Research and development	29,339	23,192	14,364
Restructuring and related charges	15,820	12,224	11,487

	679,375	449,853	291,901

Operating income	204,480	156,220	59,642
Interest expense	134,053	65,702	37,182
Other income, net	(856)	(14)	(575)

Income from continuing operations before income taxes	71,283	90,532	23,035
Income tax expense	24,451	34,372	7,553

Income from continuing operations	46,832	56,160	15,482
Loss from discontinued operations, net of tax benefits of $398	—	380	—

Net income	$46,832	$55,780	$15,482

Basic net income per common share:
Income from continuing operations	$1.07	$1.68	$0.49
Loss from discontinued operations	—	0.01	—

Net income	$1.07	$1.67	$0.49

Weighted average shares of common stock outstanding	43,716	33,433	31,847

Diluted net income per common share:
Income from continuing operations	$1.03	$1.62	$0.48
Loss from discontinued operations	—	0.01	—

Net income	$1.03	$1.61	$0.48

Weighted average shares of common stock and equivalents outstanding	45,631	34,620	32,556

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

Years ended September 30, 2005, 2004 and 2003

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Notes Receivable from Officers/ Shareholders	Treasury Stock	Unearned Compensation	Total Shareholders’ Equity
	Shares	Amount
Balances at September 30, 2002	32,058	$616	$180,823	$149,221	$(19,859)	$(4,205)	$(130,070)	$(1,733)	$174,793
Net income	—	—	—	15,482	—	—	—	—	15,482
Adjustment of additional minimum pension liability	—	—	—	—	(690)	—	—	—	(690)
Translation adjustment	—	—	—	—	7,753	—	—	—	7,753
Net gain on derivative instruments	—	—	—	—	339	—	—	—	339

Comprehensive income									22,884
Issuance of restricted stock	393	4	4,786	—	—	—	—	(4,790)	—
Forfeiture of restricted stock	(28)	—	(347)	—	—	—	—	347	—
Exercise of stock options	40	—	299	—	—	—	—	—	299
Note payments from officers/shareholders	—	—	—	—	—	600	—	—	600
Amortization of unearned compensation	—	—	—	—	—	—	—	3,426	3,426

Balances at September 30, 2003	32,463	620	185,561	164,703	(12,457)	(3,605)	(130,070)	(2,750)	202,002
Net income	—	—	—	55,780	—	—	—	—	55,780
Adjustment of additional minimum pension liability	—	—	—	—	(2,282)	—	—	—	(2,282)
Translation adjustment	—	—	—	—	20,634	—	—	—	20,634
Net gain on derivative instruments	—	—	—	—	4,726	—	—	—	4,726

Comprehensive income									78,858
Issuance of restricted stock	449	4	9,742	—	—	—	—	(9,746)	—
Forfeiture of restricted stock	(12)	—	(216)	—	—	—	—	216	—
Exercise of stock options	1,783	18	29,875	—	—	—	—	—	29,893
Amortization of unearned compensation	—	—	—	—	—	—	—	5,291	5,291

Balances at September 30, 2004	34,683	642	224,962	220,483	10,621	(3,605)	(130,070)	(6,989)	316,044
Net income	—	—	—	46,832	—	—	—	—	46,832
Adjustment of additional minimum pension liability	—	—	—	—	(6,741)	—	—	—	(6,741)
Translation adjustment	—	—	—	—	4,696	—	—	—	4,696
Net gain on derivative instruments	—	—	—	—	1,684	—	—	—	1,684

Comprehensive income									46,471
Issuance of restricted stock	1,242	12	41,912	—	—	—	—	(41,924)	—
Forfeiture of restricted stock	(112)	(1)	(3,334)	—	—	—	—	3,335	—
Exercise of stock options	1,276	13	29,019	—	—	—	—	—	29,032
Treasury shares issued	13,708	—	378,819	—	—	—	59,250	—	438,069
Note payments from officers/shareholders	—	—	—	—	—	3,605	—	—	3,605
Amortization of unearned compensation	—	—	—	—	—	—	—	9,509	9,509

Balances at September 30, 2005	50,797	$666	$671,378	$267,315	$10,260	$—	$(70,820)	$(36,069)	$842,730

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$46,832	$55,780	$15,482
Adjustments to reconcile net income to net cash provided by operating activities:
Discontinued operations	—	380	—
Depreciation	46,869	34,337	31,133
Amortization of intangibles	14,028	955	438
Amortization of debt issuance costs	6,023	4,162	1,957
Amortization of unearned restricted stock compensation	9,509	5,291	3,426
Loss on debt extinguishment	12,033	—	3,072
Inventory valuation purchase accounting charges	37,533	—	—
Deferred income taxes	(12,339)	6,725	(9,533)
Stock option income tax benefit	10,732	8,766	123
Other non-cash charges	(2,790)	1,586	15,728
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	55,134	978	6,002
Inventories	47,781	(30,933)	6,369
Prepaid expenses and other assets	8,153	(8,361)	15,105
Accounts payable and accrued liabilities	(52,171)	25,541	(13,012)

Net cash provided by operating activities	227,327	105,207	76,290
Cash flows from investing activities:
Purchases of property, plant and equipment	(63,850)	(26,892)	(26,125)
Proceeds from sale of property, plant and equipment and investments	177	30	132
Payments for acquisitions, net of cash acquired	(1,630,155)	(41,714)	(420,403)

Net cash used by investing activities	(1,693,828)	(68,576)	(446,396)
Cash flows from financing activities:
Reduction of debt	(1,080,951)	(391,848)	(560,405)
Proceeds from debt financing	2,581,378	241,500	1,062,580
Debt issuance costs	(31,713)	(1,350)	(29,933)
Payments on capital lease obligations	(8,874)	(110)	(1,167)
Payments from officers/shareholders	3,605	—	600
Proceeds from exercise of stock options	18,413	21,127	176

Net cash provided (used) by financing activities	1,481,858	(130,681)	471,851
Net cash used by discontinued operations	—	(336)	—
Effect of exchange rate changes on cash and cash equivalents	524	2,750	(3,769)

Net increase (decrease) in cash and cash equivalents	15,881	(91,636)	97,976
Cash and cash equivalents, beginning of period	13,971	105,607	7,631

Cash and cash equivalents, end of period	$29,852	$13,971	$105,607

Supplemental disclosure of cash flow information:
Cash paid for interest	$100,770	$49,415	$34,267
Cash paid for income taxes, net	21,973	28,326	7,555
Issuance of Treasury shares for the United acquisition	439,175	—	—

Sale of Mexican manufacturing facility:
Reduction in deferred proceeds	9,440	—	—
Reduction in assets held for sale	7,874	—	—

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. The Company is a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies, a leading worldwide designer and marketer of rechargeable batteries and battery-powered lighting products and a leading worldwide designer and marketer of electric shavers and accessories, grooming products and hair care appliances. The Company is also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and specialty food products, and insecticides and repellents.

During 2005, the Company made two significant acquisitions designed to diversify the Company’s business and leverage the Company’s distribution strengths. On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired of approximately $13,000 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16,100. The acquisition was financed with additional borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility (each as defined in Note 6, Debt). Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition provides the Company with a global brand and distribution to extend its North American pet supplies business. At the time of the acquisition, Tetra had approximately 700 employees. Tetra operates in over 90 countries and holds leading market positions in Europe, North America and Japan. Subsequent to the acquisition, the financial results of Tetra are reported as a separate business segment within the Company’s consolidated results. (See also Note 16, Acquisitions, for additional information on the Tetra acquisition).

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of quality pet supplies in the United States. The aggregate purchase price was approximately $1,490,000, net of cash acquired of approximately $14,000. The purchase price includes cash consideration of approximately $1,051,000 and common stock of the Company totaling approximately $439,000. The aggregate purchase price included acquisition related expenditures of approximately $22,000. At the time of the acquisition, United had approximately 2,800 employees throughout North America and was organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United gives the Company a significant presence in several new consumer products markets, including categories that will significantly diversify the Company’s revenue base. Subsequent to the acquisition, the financial results of United are reported as a separate business segment within the Company’s consolidated results. (See also Note 16, Acquisitions, for additional information on the United acquisition).

The Company also completed the acquisition of Jungle Laboratories Corporation (“Jungle Labs”) during the fourth quarter of 2005. The Jungle Labs acquisition was inconsequential to 2005 results. During 2004, the Company completed the acquisitions of Microlite and Ningbo. (See also Note 16, Acquisitions, for additional information on these acquisitions.)

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac,

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. The Company has manufacturing and product development facilities located in the United States, Europe, China and Latin America.

(2) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2005, 2004 and 2003 refer to the fiscal years ended September 30, 2005, 2004 and 2003, respectively.

The Company’s Consolidated Financial Statements presented herein include the results of Jungle Labs subsequent to the September 1, 2005 date of acquisition, the results of operations for Tetra subsequent to the April 29, 2005 date of acquisition, the results of operations for United subsequent to the February 7, 2005 date of acquisition, the results of operations for Microlite subsequent to the May 28, 2004 date of acquisition, and the results of operations for Ningbo subsequent to the March 31, 2004 date of acquisition. (See also Note 16, Acquisitions, for additional information on the Jungle Labs, Tetra, United, Microlite and Ningbo acquisitions).

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, lawn and garden, household and pet products. The provision for customer returns is based on historical sales and returns, analyses of credit worthiness and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

programs are individualized to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, to secure the right to distribute through such customers. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of the slotting payment is treated as a reduction in Net sales and the corresponding asset is included in Deferred charges and other in the accompanying Consolidated Balance Sheets.

(c) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(d) Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

(e) Concentrations of Credit Risk and Major Customers

Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 18%, 19% and 13% across all segments of its net sales during 2005, 2004 and 2003, respectively. This major customer also represented approximately 12% and 16%, respectively, of Trade account receivables, net as of September 30, 2005 and 2004.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

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

(h) Property, Plant and Equipment

Property, plant and equipment are stated at cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

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

(i) Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 5 to 19 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

Intangibles with Indefinite Lives

In accordance with Statement of Financial Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs impairment testing of goodwill at the reporting unit level. If impairment is indicated, a write-down to fair value is recorded. The Company’s impairment tests for goodwill compare the carrying amounts of these assets with estimated fair values. The fair value of goodwill exceeds their

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

carrying amount in all reporting units; therefore, the assets are not considered impaired. Had the carrying amounts of goodwill exceeded fair values, a second step in the impairment test would have been required to measure the amount of a goodwill impairment loss. This step would compare the implied fair values of the reporting unit’s goodwill with the carrying amount of goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of goodwill, an impairment loss would be recognized in an amount equal to that excess. Trade name intangibles are tested for impairment by comparing the fair value with the carrying value. Trade name fair values are based on the respective discounted after-tax royalty cash flows. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. There were no impairment losses related to trade names recognized in fiscal 2005, 2004 or 2003.

In 2005, the Company tested trade names and goodwill associated with its North America, Europe/Rest of World, (“Europe/ROW”) and Latin America segments. In accordance with the requirements of SFAS 142, the Company also tested the goodwill associated with the United consumer home fertilizer and garden business to be retained after the sale of the Nu-Gro fertilizer technology and Canadian professional products divisions which is more fully discussed at Note 17, Subsequent Events. The fair values of the goodwill and trade name intangibles tested exceeded their carrying amounts, and accordingly, no impairment was indicated as of August 31, 2005, the date of testing for the Company. Trade names acquired in connection with the United and Tetra acquisitions and goodwill associated with the Tetra acquisition were not tested for impairment as the assets were not owned for at least one year and no events have occurred since the respective acquisitions (when the related fair values were determined by independent appraisals) that would indicate these assets might be impaired.

The fair values of the reporting units are determined using discounted cash flow models similar to those used internally by the Company for evaluating acquisitions with comparisons to estimated market values. Assumptions critical to the Company’s fair value estimates are: i) the present value factors used in determining the fair value of the reporting units and trade names, ii) royalty rates used in the Company’s trade name valuations, iii) projected average revenue growth rates used in the reporting unit and trade name models and iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

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

Intangibles with Definite or Estimable Useful Lives

The Company assesses the recoverability of intangible assets with definite or estimable useful lives in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) by determining whether the carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized carrying value of intangible assets with finite useful lives will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if an impairment test is required is based on an undiscounted cash flow analysis for asset groups at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges for definite-lived intangibles recorded during 2005, 2004 or 2003. (See also Note 5, Intangible Assets).

(j) Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.

(k) Accounts Payable

Included in accounts payable are bank overdrafts, net of deposits on hand, on disbursement accounts that were replenished when checks were presented for payment.

(l) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of the enactment date.

(m) Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries are translated at the rate of exchange existing at year-end, with revenues, expenses, and cash flows translated at the average of the monthly exchange rates. Adjustments resulting from translation of the financial statements are recorded as a component of Accumulated other comprehensive income (“AOCI”). Also included in AOCI are the effects of exchange rate changes on intercompany balances of a long-term nature.

As of September 30, 2005 and 2004, foreign currency translation adjustment balances of $24,769 and $20,074, respectively, were reflected in the Consolidated Balance Sheets in Accumulated other comprehensive income.

Exchange losses (gains) on foreign currency transactions aggregating $95, $949, and $(2,637) for 2005, 2004 and 2003, respectively, are included in Other expense (income), net, in the Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $164,448, $71,296 and $51,581 in 2005, 2004 and 2003, respectively, which are included in Selling expenses. Shipping and handling costs include costs incurred with

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred expenses for advertising of $50,231, $51,321 and $11,458 in 2005, 2004 and 2003, respectively, which are included in Selling expenses.

(p) Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q) Net Income Per Common Share

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net income per common share does not consider common stock equivalents. Diluted net income per common share reflects the dilution that would occur if employee stock options and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net income of the entity. The computation of diluted net income per common share uses the “if converted” and “treasury stock” methods to reflect dilution. The difference between the basic and diluted number of shares is due to the effects of restricted stock and assumed conversion of employee stock options awards.

Net income per common share is calculated based upon the following shares:

	2005	2004	2003
Basic	43,716	33,433	31,847
Effect of restricted stock and assumed conversion of stock options	1,915	1,187	709

Diluted	45,631	34,620	32,556

In 2004 and 2003, approximately 57 and 2,775, respectively, of stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

(r) Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2005 and 2004, $2,166 and $4,858, respectively, of pretax derivative losses from such hedges were recorded as an adjustment to Interest expense. During 2005 and 2004 $140, and $0, respectively, were recorded as pretax adjustments to Interest expense for ineffectiveness from such hedges and included in the amounts above. At September 30, 2005 the Company had a portfolio of interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 3.974% for a notional principal amount of $70,000 through October 2005, 3.799% for a notional principal amount of $100,000 through November 2005, 4.146% for a notional principal amount of $175,000 through September 2007 and 4.146% for a notional principal amount of $100,000 through September 2008. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $1,671, net of tax expense of $940. The derivative net loss on these contracts recorded in AOCI at September 30, 2004 was $1,375, net of tax benefit of $843. At September 30, 2005, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $522, net of tax.

The Company’s interest rate swap derivative financial instruments are summarized as follows:

	2005		2004
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$70,000	0.03 years	$70,000	1.03 years
Interest rate swaps-fixed	$100,000	0.13 years	$100,000	1.13 years
Interest rate swaps-fixed	$175,000	2.03 years
Interest rate swaps-fixed	$100,000	3.04 years

The Company periodically enters into forward foreign exchange contracts to hedge the risk from foreign denominated third party payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are cash flow hedges of forecasted product or raw material purchases. Until the purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of goods sold. During 2005 and 2004, $445 and $0, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to Cost of good sold. Following the purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related liability recorded in the Consolidated Balance Sheet. During 2005 and 2004, $149 and $0, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for 2005 and 2004 was immaterial. At September 30, 2005 and 2004, respectively, the Company had no such foreign exchange derivative contracts outstanding.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Consolidated Balance Sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During 2005 and 2004, $1,331 and $202, respectively, of pretax derivative losses from such hedges were

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for 2005 and 2004 was immaterial. At September 30, 2005 and September 30, 2004 $0 and $480, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the swaps are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During 2005 and 2004, $4,215 and $2,128, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity. The hedges are generally highly effective, however, during 2005 and 2004, $162 and $0, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for ineffectiveness. At September 30, 2004, the Company had a series of such swap contracts outstanding through October 2005 with a contract value of $15,234. At September 30, 2005 the Company had a series of such swap contracts outstanding through February 2006 with a contract value of $5,591. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $299, net of tax expense of $179. The derivative net gain on these contracts recorded in AOCI at September 30, 2004 was $1,109, net of tax expense of $655. At September 30, 2005, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $299, net of tax.

(s) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted market prices.

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for $350,000 of Senior Subordinated Notes due September 30, 2013 with interest payable semiannually at 8.5% and $700,000 of Senior Subordinated Notes due February 1, 2015 with interest payable semiannually at 7.375%. The total fair value of the Notes at September 30, 2005 was approximately $969,500. (See also Note 2(r), Significant Accounting Policies – Derivative Financial Instruments, and Note 6, Debt).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(2,307,333)	$(2,226,833)	$(829,897)	$(858,116)
Interest rate swap agreements	2,180	2,180	(3,816)	(3,816)
Commodity swap agreements	478	478	1,764	1,764

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(t) Environmental Expenditures

Environmental expenditures that relate to current ongoing operations or to conditions caused by past operations are expensed or capitalized as appropriate. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable that a liability has been incurred and such liability can be reasonably estimated. The estimated liability is not reduced for possible recoveries from insurance carriers. Estimated environmental remediation expenditures are included in the determination of the net realizable value recorded for assets held for sale.

(u) Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

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

Amounts recorded in Accumulated other comprehensive income on the Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2005, 2004 and 2003 are net of tax expense (benefit) in the amount of:

	Pension Adjustment	Cash Flow Hedges	Translation Adjustment	Total
2005	$(5,968)	$692	$(559)	$(5,835)
2004	1,356	3,009	(2,378)	1,987
2003	(4,744)	76	—	(4,668)

(w) Stock Compensation

The Company has elected to apply the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations in accounting for stock-based compensation plans, instead of applying the optional cost recognition requirements of SFAS 123, Accounting for Stock-Based Compensation. The Company recognized $9,509, $5,291 and $3,426, respectively, of compensation cost, before tax, related to restricted stock in 2005, 2004 and 2003, respectively, and no compensation cost related to stock options. For fixed awards with prorata vesting, the Company recognizes costs on a straight-line method. For stock options granted, no employee compensation cost is reflected in the Company’s results of operations as all options granted under the plans have an exercise price equal to the market value of the underlying common stock at the grant date.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS Statement No. 148,

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

“Accounting for Stock-Based Compensation—Transition and Disclosure.” Had compensation cost for stock options granted been determined based on the fair value at the grant date for such awards consistent with an alternative method prescribed by SFAS 123, the Company’s net income and earnings per share would have reflected the pro forma amounts indicated below:

	2005	2004	2003
Reported net income	$46,832	$55,780	$15,482
Add: Stock-based compensation expense included in reported net income, net of tax	5,801	3,228	2,090
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(7,562)	(6,522)	(6,739)

Pro forma net income	$45,071	$52,486	$10,833

Basic earnings per share:
As reported	$1.07	$1.67	$0.49
Pro forma	$1.03	$1.57	$0.34
Diluted earnings per share:
As reported	$1.03	$1.61	$0.48
Pro forma	$0.99	$1.50	$0.34

The fair value of the Company’s stock options used to compute pro forma net income and basic and diluted net income per common share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005 Grants	2004 Grants	2003 Grants
Assumptions used:
Volatility	—	41.4%	40.3%
Risk-free interest rate	—	3.79%	3.36%
Expected life	—	6 years	8 years
Dividend yield	—	—	—
Weighted-average grant-date fair value of options granted during period	—	$7.79	$5.99

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single value of its options and may not be representative of the future effects on reported net income or the future stock price of the Company. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the option’s vesting period.

Beginning in the fourth quarter of fiscal 2004, the Company ceased issuing stock options to employees. Restricted stock, the cost of which is required to be recognized as expense, is now issued to employees. As a result, the adoption of SFAS 123(R) is not expected to have a significant impact on the Company’s overall results of operations or financial position. See, Note 2(y), Significant Accounting Policies – Adoption of New Accounting Pronouncements, for additional discussion of SFAS 123(R).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(x) Restructuring and Related Charges

The costs of plans to (a) exit an activity of an acquired company, (b) involuntarily terminate employees of an acquired company, or (c) relocate employees of an acquired company are measured and recorded in accordance with the provisions of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” Under EITF 95-3, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to activities or employees of the acquired company that do not meet the conditions prescribed in EITF 95-3 are treated as restructuring and related charges and expensed as incurred.

Restructuring and related charges are recognized and measured according to the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS 146, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. See Note 15, Restructuring and Related Charges, for a more complete discussion of recent restructuring initiatives and related costs.

(y) Adoption of New Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued a FASB Staff Position (“FSP”) on SFAS 143, “Accounting for Electronic Equipment Waste Obligations,” (“FSP FAS 143-1”) which provides guidance on the accounting for certain obligations associated with the Directive on Waste Electrical and Electronic Equipment (the “WEEE”), which was adopted by the European Union (“EU”). Under the Directive, the waste management obligation for historical equipment (products put on the market on or prior to August 13, 2005) remains with a commercial user until the equipment is replaced. FSP FAS 143-1 is required to be applied to the later of the first reporting period ending after June 8, 2005 or the date of WEEE’s adoption into law by the applicable EU member countries in which the Company has significant operations. The Company is currently evaluating the effect that the adoption of FSP FAS 143-1 will have on its consolidated results of operations, financial condition and cash flow. Such effects will depend on the respective laws adopted by the EU member countries.

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) SFAS 123(R) provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123, and supersedes APB 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company is required to apply SFAS 123(R) in fiscal year end 2006, which is the first fiscal year that begins after June 15, 2005. The adoption of SFAS 123(R) is not expected to have a material impact on the financial condition, results of operations, or cash flow of the Company.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The statement requires a voluntary change in accounting principle to be applied retrospectively to all prior period financial statements so that those financial statements are presented as if the current accounting principle had always been applied. APB 20 previously required most voluntary changes in accounting principle to be recognized by including in net income of the period of change the cumulative effect of changing to the new accounting principle. In addition, SFAS 154 carries forward without change the guidance contained in APB 20 for reporting a correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 is effective for accounting changes and correction of errors made after January 1, 2006, with early adoption permitted. SFAS 154 is not expected to have a material impact on the financial condition, results of operations, or cash flow of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that a conditional asset retirement obligation, as used in SFAS 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 is effective no later than fiscal years ending after December 15, 2005, with early adoption allowed. FIN 47 is not expected to have a material impact on the financial condition, results of operations, or cash flow of the Company.

In December 2004, the FASB issued FSP FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted October 22, 2004, provides a tax deduction for income from qualified domestic production activities. FSP FAS 109-1 provides the treatment for the deduction as a special deduction as described in SFAS 109. FSP FAS 109-1 is effective prospectively as of January 1, 2005. FSP FAS 109-1 did not have a material impact on the financial condition, results of operations, or cash flow of the Company.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). This Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. Given the lack of clarification of certain provisions within the Act, this Staff Position allowed companies additional time to evaluate the financial statement implications of repatriating foreign earnings. Undistributed earnings of the Company’s foreign operations are intended to finance future growth and expansion. Accordingly, FSP FAS 109-2 is not expected to have a material impact on the financial condition, results of operations, or cash flow of the Company.

In November 2004, the FASB issued SFAS 151, “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating SFAS 151 and does not expect it to have a material impact on the financial condition, results of operations, or cash flow of the Company.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(3) Inventories

Inventories consist of the following:

	September 30,
	2005	2004
Raw materials	$117,175	$47,882
Work-in-process	37,931	31,382
Finished goods	296,447	185,462

	$451,553	$264,726

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2005	2004
Land, buildings and improvements	$73,649	$74,440
Machinery, equipment and other	394,148	265,688
Construction in progress	37,948	15,231

	505,745	355,359
Less accumulated depreciation	201,422	172,963

	$304,323	$182,396

At September 30, 2005 and 2004, assets held for sale totaling $108,174 and $9,870, respectively, were included in Assets held for sale in the Consolidated Balance Sheets. As of September 30, 2005, the Company had $101,485 included in Assets held for sale and $22,294 included in Liabilities held for sale in its Consolidated Balance Sheets related to the certain assets of the Nu-Gro Corporation being solicited for sale. (See Note 17, Subsequent Events, where the subsequent sale of the assets is discussed.) All relevant criteria of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, allowing for assets held for sale classification have been met. The following table details the components of the Nu-Gro assets held for sale at September 30, 2005:

Amount
Trade receivables, net of allowance for doubtful accounts	$13,555
Inventories	17,810
Property, plant and equipment, net	18,862
Goodwill	29,228
Intangible assets, net	21,499
Other current assets	531

Total assets held for sale	101,485
Accounts payable	8,678
Accrued liabilities and other	6,130
Deferred income taxes	7,486

Total liabilities held for sale	22,294
Total Nu-Gro Net Assets Held for Sale	$79,191

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The remaining balance in Assets held for sale as of September 30, 2005 includes the former Madison, Wisconsin manufacturing facility, the former Remington facility in Bridgeport, Connecticut and a distribution facility in the Dominican Republic.

(5) Intangible Assets

Intangible assets consist of the following:

	North America	Europe/ROW	Latin America	United	Tetra	Total
Goodwill:
Balance as of September 30, 2004	$130,173	$105,414	$84,990	$—	$—	$320,577
Goodwill recognized during period	—	1,610	38,247	784,340	327,269	1,151,466
Purchase price allocation during period	—	—	(21,685)	—	—	(21,685)
Effect of translation	16	(2,702)	10,020	217	(28,892)	(21,341)

Balance as of September 30, 2005	$130,189	$104,322	$111,572	$784,557	$298,377	$1,429,017

Intangible Assets:
Trade Names Not Subject to Amortization
Balance as of September 30, 2004, net	$159,000	$161,753	$85,125	$—	$—	$405,878
Additions	—	—	—	303,463	175,500	478,963
Purchase price allocation during period	—	—	21,685	—	—	21,685
Effect of translation	—	(5,361)	6,331	—	—	970

Balance as of September 30, 2005, net	$159,000	$156,392	$113,141	$303,463	$175,500	$907,496
Technology Assets, Customer Relationships and Trade Names Subject to Amortization
Balance as of September 30, 2004, gross	$1,385	$14,061	$—	$—	$—	$15,446
Less: Accumulated amortization	(434)	(1,071)	—	—	—	(1,505)

Balance as of September 30, 2004, net	951	12,990	—	—	—	13,941
Additions	—	—	—	185,668	58,500	244,168
Amortization during period	(90)	(870)	—	(10,983)	(2,085)	(14,028)
Effect of translation	—	(378)	—	—	7	(371)

Balance as of September 30, 2005, net	$861	$11,742	$—	$174,685	$56,422	$243,710
Pension Intangible Assets
Balance as of September 30, 2005	$3,191	$—	$—	$—	$—	$3,191

Total Intangible Assets, net	$163,052	$168,134	$113,141	$478,148	$231,922	$1,154,397

The Company completed the acquisitions of Ningbo and Microlite during 2004 and the acquisitions of United, Tetra and Jungle during 2005. (See also Note 16, Acquisitions, for additional information on the Ningbo, Microlite, United, Tetra and Jungle acquisitions).

The carrying value of technology assets was $40,082, net of accumulated amortization of $3,524 at September 30, 2005 and $12,149, net of accumulated amortization of $1,076, at September 30, 2004. The trade names subject to amortization relate to United. The carrying value of these trade names was $9,064, net of accumulated amortization of $1,886 at September 30, 2005. Remaining intangible assets subject to amortization

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

include customer relationship intangibles. Of the intangible assets acquired in the United and Jungle acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life. The pension intangible asset totaled $2,288 at September 30, 2004.

During 2005, the Company allocated a portion of the Microlite, United, Tetra and Jungle purchase price to unamortizable intangible assets. The allocation consisted of $21,685 to the trade name in Brazil, $271,196 to United trade names, $175,500 to Tetra trade names, $26,267 to United license agreements and $6,000 to Jungle trade names.

The purchase price allocation for the Tetra acquisition is based on preliminary estimates and is pending finalization of the valuation of property, plant and equipment, inventory and intangibles. The purchase price allocation for the United acquisition will be finalized upon the final valuation of certain assets and liabilities pursuant to the Company’s exit plan. The purchase price allocation for Microlite has been finalized. Future allocations of the Tetra and United purchase prices may impact the amount and segment allocation of goodwill.

The amortization expense for 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Proprietary technology amortization	$2,449	$736	$243
Customer list amortization	9,693	219	195
Trade names amortization	1,886	—	—

	$14,028	$955	$438

The Company estimates annual amortization expense for the next five fiscal years will approximate $23,000 per year.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(6) Debt

Debt consists of the following:

	September 30,
	2005		2004
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$—	—
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, US Dollar, expiring February 6, 2012	651,725	5.8%	—	—
Term Loan, Canadian Dollar, expiring February 6, 2012	74,081	4.9%	—	—
Term Loan, Euro, expiring February 6, 2012	137,142	4.7%	—	—
Term Loan, Euro Tranche B, expiring February 6, 2012	338,288	4.4%	—	—
Term C Loan, expiring September 30, 2009	—	—	257,000	4.2%
Euro Term C Loan, expiring September 30, 2009	—	—	141,845	5.1%
Revolving Credit Facility, expiring February 6, 2011	—	—	—	—
Revolving Credit Facility, expiring September 30, 2008	—	—	37,000	5.7%
Euro Revolving Credit Facility, expiring February 6, 2011	—	—	—	—
Other notes and obligations	38,701	—	20,530	—
Capitalized lease obligations	17,396	—	23,522	—

	2,307,333		829,897
Less current maturities	39,308		23,895

Long-term debt	$2,268,025		$806,002

(A)	Interest rates on senior credit facilities represent the weighted average rates on balances outstanding.

On February 7, 2005, the Company completed it acquisition of United. In connection with that acquisition, the Company completed its offering of $700,000 aggregate principal amount of its 7 3/8% Senior Subordinated Notes due 2015 and its tender offer for United’s 9 7/8% Senior Subordinated Notes due 2009, retired United’s senior credit facilities and replaced the Company’s Senior Credit Facilities with new Senior Credit Facilities. At the time of the refinancing, the outstanding amount of the Revolving Credit Facility was $34,000, the outstanding amount of the Euro denominated Term C Loan was $132,738, and the outstanding amount of the U.S. Term C Loan was $241,344. Additionally, in connection with the refinancing the Company assumed $10,205 of United’s senior subordinated notes which were subsequently repurchased on April 1, 2005. The Company also assumed $3,441 of United’s capital leases in connection with the acquisition. In connection with the refinancing and the issuance of the new Senior Subordinated Notes, the Company incurred approximately $28,000 in new debt issuance costs, which are being amortized over the life of the debt using the effective interest method. In addition, the Company expensed approximately $12,000 in remaining debt issuance costs associated with the old Senior Credit Facilities. This amount is included in Interest expense in the Consolidated Statement of Operations.

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired and inclusive of a final working capital payment of $2,400, made in July 2005. The acquisition utilized $500,000 of an incremental Term Loan

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Facility and approximately $53,000 of the Revolving Credit Facility (see Note 16, Acquisitions, where the Tetra acquisition is further described). The Incremental Term Loan Facility was denominated in a $115,000 addition to the existing U.S. Dollar Term Loan, a CAD $24,830 addition (USD $20,000 at April 29, 2005) to the existing CAD Term Loan and a Tranche B €281,202 Term Loan (USD $365,000 at April 29, 2005). The Fourth Amended and Restated Credit Agreement was amended (the “First Amendment”) to reflect utilization of the incremental Term Facility. The payment provisions of the respective increments to the Term Loan Facility are the same as the existing term loans in the respective currency denominations. In connection with the acquisition of Tetra and the issuance of the incremental Term Loan Facility, the Company incurred approximately $3,100 in new debt issuance costs, which are being amortized over the life of the debt using the effective interest method.

On November 23, 2005, the Company entered into an agreement with Agrium Inc. pursuant to which the Company will sell its fertilizer technology and Canadian professional fertilizer products business to Agrium for $86,000. Assuming the transaction closes, proceeds will be used to reduce the Company’s outstanding debt. (See Note 17, Subsequent Events, for further discussion).

The Company’s senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of $1,501,236 consisting of a $651,725 U.S. Dollar Term Loan which replaced the pre-existing outstanding amount $257,000 Term C Loan (USD), a €114,000 Term Loan (USD $137,142 at September 30, 2005) which replaced the pre-existing outstanding amount €102,500 Term Loan, a new Tranche B €281,202 Term Loan (USD $338,288 at September 30, 2005), a Canadian Dollar 87,012 Term Loan (USD $74,081 at September 30, 2005), and a new revolving credit facility of $300,000 (the “Revolving Credit Facility”) which replaced the pre-existing $120,000 Revolving Credit Facility and the €40,000 Revolving Credit Facility. There were no amounts outstanding under the Revolving Credit Facility at September 30, 2005. The new Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros and the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35,000.

Approximately $265,772 remains available under the Revolving Credit Facility as of September 30, 2005, net of approximately $34,228 of outstanding letters of credit.

Including the refinancing mentioned above, during 2005, the Company made gross payments of $610,774 on the prior Term Loans, Revolving Credit Facilities and Senior Subordinated Notes, $470,177 on the new Term Loans, Revolving Credit Facilities and assumed Senior Subordinated Notes, and $8,874 on capital leases and other notes and obligations. Additionally, during the same period the Company’s borrowings included $169,000 under the prior Revolving Credit Facility and $2,412,378 under the new Term Loans, new Revolving Credit Facilities and new Senior Subordinated Notes.

The interest and fees per annum are calculated on a 365-day year basis for Base Rate loans and loans denominated in Pounds Sterling. For all other denominations, interest and fees per annum are calculated on the basis of a 360-day year. The interest rates per annum applicable to the Senior Credit Facility are the Eurocurrency Rate plus the Applicable Margin, or at the Company’s option in the case of advances made in U.S. Dollars, the Base Rate plus the Applicable Margin. The fees associated with these facilities were capitalized and are being amortized over the term of the facilities.

In addition to principal payments, the Company is required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The aggregate scheduled maturities of debt as of September 30, 2005 are as follows:

2006	$39,308
2007	10,476
2008	9,375
2009	9,125
2010	9,173
Thereafter	2,229,876

$2,307,333

Aggregate capitalized lease obligations included in the amounts above are payable in installments of $1,413 in 2006, $1,412 in 2007, $1,232 in 2008, $1,008 in 2009, $1,009 in 2010, and $11,324 thereafter.

The Senior Credit Facilities contain financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Senior Credit Facilities, the limits imposed by such ratios become more restrictive over time. In addition, the Senior Credit Facilities restrict the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures, and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of the assets of the Company, and (ii) is guaranteed by certain of the Company’s subsidiaries.

The terms of both the $350,000 8 1/2% and $700,000 7 3/8 % Senior Subordinated Notes permit the holders to require the Company to repurchase all or a portion of the notes in the event of a customary event of default, including a change of control. In addition, the terms of the notes restrict or limit the ability of the Company and its subsidiaries to, among other things: (i) pay dividends or make other restricted payments, (ii) incur additional indebtedness and issue preferred stock, (iii) create liens, (iv) enter into mergers, consolidations, or sales of all or substantially all of the assets of the Company, (v) make asset sales, (vi) enter into transactions with affiliates, and (vii) issue or sell capital stock of wholly owned subsidiaries of the Company. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

The Company was in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes that were in effect as of and during the period ended September 30, 2005.

(7) Shareholders’ Equity

The Company granted approximately 1,242 shares of restricted stock during 2005. Of these grants, approximately 538 shares will vest over a three-year period, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company’s performance during the three-year period or one year after if performance criteria are not met. Approximately 317 shares granted will be 100% vested on February 7, 2008 if specified performance targets are met. If those performance targets are not met, the shares will vest on February 7, 2012. The remaining 387 shares vest at varying dates through 2009, including 293 that vest in 2008. All vesting dates are subject to the recipient’s continued employment with the Company. The total market value of the restricted shares on the date of grant was approximately $41,924 which has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In addition, the Company issued 13,750 shares of common stock from treasury as partial consideration for the United acquisition (see Note 16, Acquisitions, where the United acquisition is further described). The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

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

On October 1, 2002, the Company granted approximately 393 shares of restricted stock to certain members of management. The total market value of the restricted shares on date of grant was approximately $4,790 which was recorded as unearned compensation as a separate component of shareholders’ equity. During 2003, the Company recognized the forfeiture of approximately 28 restricted shares of stock. The total market value on the date of grant for the forfeited shares was approximately $347 which was recorded as an adjustment to unearned compensation. Approximately 101 of these shares vested on September 30, 2004, 243 shares vested on September 30, 2005, and 21 shares vest on September 30, 2006, if the recipient is still employed by the Company. Unearned compensation is being amortized to expense over the appropriate vesting period.

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

(8) Stock Option Plans

In 1996, the Company’s Board of Directors (“Board”) approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 2005, there were options with respect to 399 shares of common stock outstanding under the 1996 Plan.

In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the 1997 Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of Common stock may be issued under the 1997 Plan. The 1997 Plan expires in

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

August 2007. As of September 30, 2005, there were options with respect to 1,589 shares of common stock outstanding under the 1997 Plan.

In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Under the 2004 Plan, the Company may grant to employees and non-employee directors stock options, SARs, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan. At September 30, 2005, 1,242 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan. The 2004 Plan expires on July 31, 2014.

A summary of the status of the Company’s stock option plans is as follows:

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	3,300	$14.56	4,923	$13.55	4,105	$14.01
Granted	—	—	294	16.16	1,210	12.31
Exercised	(1,276)	14.44	(1,783)	11.85	(40)	4.39
Forfeited	(36)	14.03	(134)	17.04	(352)	15.73

Outstanding, end of period	1,988	$14.64	3,300	$14.56	4,923	$13.55

Options exercisable, end of period	1,467	$14.97	1,995	$15.09	2,553	$12.91

The following table summarizes information about options outstanding and outstanding and exercisable as of September 30, 2005:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	0.95 years	$4.39	149	$4.39
$11.32 – $15.00	1,339	6.69	13.40	856	13.67
$16.19 – $21.50	222	3.28	18.82	200	18.66
$21.63 – $28.70	278	3.84	22.78	262	22.46

	1,988	5.48	14.64	1,467	14.97

See Note 7, Shareholders’ Equity, for information on grants and forfeitures of restricted shares during 2005, 2004 and 2003.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(9) Income Taxes

Income tax expense was calculated based upon the following components of income from continuing operations before income tax:

	2005	2004	2003
Pretax income (loss):
United States	$(9,275)	$(10,365)	$(52,456)
Outside the United States	80,558	100,897	75,491

Total pretax income	$71,283	$90,532	$23,035

The components of income tax expense (benefit) are as follows:

	2005	2004	2003
Current:
Federal	$—	$(2,827)	$(8,817)
Foreign	35,090	30,300	25,697
State	1,700	174	206

Total current	36,790	27,647	17,086
Deferred:
Federal	(6,330)	8,522	2,165
Foreign	(3,775)	1,106	(9,356)
State	(2,234)	(2,903)	(2,342)

Total deferred	(12,339)	6,725	(9,533)

Income tax expense	$24,451	$34,372	$7,553

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign Sales Corporation/Extraterritorial Income Exclusion benefit	(0.4)	(0.2)	(1.5)
Non U.S. permanent items	3.0	1.7	7.0
Foreign statutory rate vs. U.S. statutory rate	(1.4)	(0.9)	6.6
State income taxes and other	(1.8)	(3.3)	(6.0)
R&D credit, current and prior years	(1.2)	(0.6)	(7.2)
Net (deductible) nondeductible interest expense	(4.3)	1.2	5.7
Adjustment of prior year taxes	(0.2)	3.0	(7.5)
Valuation allowance	2.3	2.0	—
Other	3.3	0.1	0.7

	34.3%	38.0%	32.8%

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	September 30,
	2005	2004
Current deferred tax assets:
Employee benefits	$6,487	$3,331
Restructuring	6,750	2,010
Inventories and receivables	12,085	7,300
Marketing and promotional accruals	6,280	1,208
Net operating loss carry forwards	5,081	8,337
Other	3,823	252
Valuation allowance	—	(178)

Total current deferred tax assets	40,506	22,260

Current deferred tax liabilities:
Property, plant and equipment	(680)	(2,650)
Inventory	—	(347)
Other	(595)	(30)

Total current deferred tax liabilities	(1,275)	(3,027)

Net current deferred tax assets	$39,231	$19,233

Noncurrent deferred tax assets:
Employee benefits	$22,803	$9,943
Net operating loss and credit carry forwards	162,547	66,803
Marketing and promotional accruals	552	1,660
Other	16,930	4,550
Valuation allowance	(37,673)	(11,304)

Total noncurrent deferred tax assets	165,159	71,652

Noncurrent deferred tax liabilities:
Property, plant, and equipment	(109,340)	(13,763)
Currency hedges	—	(9,111)
Intangibles	(257,239)	(55,423)
Other	(6,831)	(627)

Total noncurrent deferred tax liabilities	(373,410)	(78,924)

Net noncurrent deferred tax liabilities	$(208,251)	$(7,272)

Net current and noncurrent deferred tax (liabilities) assets	$(169,020)	$11,961

Undistributed earnings of the Company’s foreign operations amounting to approximately $189,329 and $129,245 at September 30, 2005 and 2004, respectively, are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2005 and 2004.

The Company, as of September 30, 2005, has U.S. federal and state net operating loss carryforwards of approximately $339,084 and $314,820, respectively, which will expire between 2008 and 2024. Annual limitations apply to a portion of these net operating loss carryforwards. The Company has foreign net operating loss carryforwards of approximately $106,757 which will expire between 2005 and 2013. At September 30, 2005, the Company has recorded a deferred tax asset for the benefit of these losses.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2005, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled $37,673. Of this amount, approximately $19,684 related to U.S. domestic and foreign net operating losses, and $17,989 related to foreign deferred tax assets. Changes in the allowance during 2005 were primarily due to the inclusion of $26,369, of which $1,586 related to the tax benefit of net operating loss carryforwards of Rayovac Argentina and Rayovac Venezuela, $100 related to the state tax benefit of net operating loss carryforwards of Spectrum, $24,433 related to the acquired deferred tax assets of Microlite, and $250 related to the state tax benefit of the acquired net operating loss carryforwards of United Industries Corp. These acquired assets, if subsequently realized, will reduce goodwill or other non-current intangible assets of the acquired entities. In addition, the valuation allowance was reduced by $178 as tax benefits of Rayovac Chile’s net operating loss are expected to be realized.

During 2004, the Company recognized a deferred tax liability of $17,000 which was established for the difference in the book basis and tax basis of the VARTA trade name. The establishment of this liability increased the value of goodwill associated with the VARTA acquisition.

The Company is continuously undergoing examination by the Internal Revenue Service (“IRS”), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. During 2005, the Company accrued $849 in connection with the settlement of tax examinations in Germany and the Netherlands. In addition, in accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. As of September 30, 2005 and 2004, the company has recorded tax contingency reserves of approximately $5,600 and $3,800, respectively. The increase was due to the tax reserve balance of $1,800 acquired from United.

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

At September 30, 2005, the fertilizer technology and Canadian professional fertilizer products operations of Nu-Gro were designated as held for sale. Subsequent to September 30, 2005, the results of these operations will be reflected as discontinued operations. (See Note 17, Subsequent Events, for additional discussion).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(11) Employee Benefit Plans

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2005, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected current liability funded status equal to or greater than 90 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. plans are equal to the actuarial recommendations or statutory requirements in other countries.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

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

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred Compensation Benefits		Other Benefits
	2005	2004	2005	2004
Change in benefit obligation
Benefit obligation, beginning of year	$81,446	$77,623	$3,102	$3,042
Liabilities assumed with acquisitions	5,868	—	—	—
Service cost	2,319	1,733	293	269
Interest cost	4,695	3,973	186	175
Other events	832	190	—	—
Actuarial loss (gain)	14,390	(1,096)	(155)	(128)
Gain on curtailment	(92)	(110)	—	—
Participant contributions	113	—	—	—
Benefits paid	(3,237)	(4,154)	(186)	(256)
Foreign currency exchange rate changes	(2,394)	3,287	—	—

Benefit obligation, end of year	$103,940	$81,446	$3,240	$3,102

Change in plan assets
Fair value of plan assets, beginning of year	$36,598	$32,105	$—	$—
Assets acquired with acquisitions	4,650	—	—	—
Actual return on plan assets	2,510	3,204	—	—
Employer contributions	1,816	2,646	201	256
Employee contributions	184	255	—	—
Benefits paid	(1,766)	(2,769)	(201)	(256)
Assets transferred out	(96)	—	—	—
Plan expenses paid	(110)	(59)	—	—
Foreign currency exchange rate changes	(793)	1,216	—	—

Fair value of plan assets, end of year	$42,993	$36,598	$—	$—

Funded status	$(60,947)	$(44,848)	$(3,240)	$(3,102)
Unrecognized net transition obligation	34	78	190	218
Unrecognized prior service cost	3,158	1,991	—	—
Unrecognized net actuarial loss (gain)	21,020	14,136	(400)	(261)
Adjustment for minimum liability	(24,215)	(16,209)	—	—

Accrued benefit cost	$(60,950)	$(44,852)	$(3,450)	$(3,145)

Weighted-average assumptions:
Discount rate	4.00%-6.25%	5.25%-6.25%	6.25%	6.25%
Expected return on plan assets	4.0%-9.5%	4.0%-8.5%	N/A	N/A
Rate of compensation increase	0%-4.5%	0%-4.5%	N/A	N/A

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At September 30, 2005, the Company’s total pension and deferred compensation benefit obligation of $103,940 consisted of $41,651 associated with U.S. plans and $62,289 associated with international plans. The fair value of the Company’s assets of $42,993 consisted of $21,195 associated with U.S. plans and $21,798 associated with international plans. The weighted average discount rate used for our domestic plans was approximately 5.9% and approximately 4.5% for our international plans. The weighted average expected return on plan assets used for our domestic plans was approximately 8.7% and approximately 6.1% for our international plans.

At September 30, 2004, the Company’s total pension and deferred compensation benefit obligation of $81,446 consisted of $28,771 associated with U.S. plans and $52,675 associated with international plans. The fair value of the Company’s assets of $36,598 consisted of $16,075 associated with U.S. plans and $20,523 associated with international plans. The weighted average discount rate used for our domestic plans was approximately 6.3% and approximately 5.5% for our international plans. The weighted average expected return on plan assets used for our domestic plans was approximately 8.5% and approximately 5.6% for our international plans.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Components of net periodic benefit cost
Service cost	$2,319	$1,733	$1,537	$293	$269	$285
Interest cost	4,695	3,973	3,599	186	175	207
Expected return on assets	(2,724)	(2,153)	(1,404)	—	—	—
Amortization of prior service cost	319	404	374	28	28	—
(Gain) loss on curtailments	(92)	(110)	628	—	—	(354)
Recognized net actuarial loss (gain)	501	762	(375)	—	—	32

Net periodic benefit cost	$5,018	$4,609	$4,359	$507	$472	$170

Pension plan assets and obligations are measured at June 30 each year for the Company’s domestic plans and September 30 each year for its foreign plans. The contributions to the pension plans between July 1 and September 30 were $2,448 in 2005 and $255 in 2004. All of the Company’s plans individually have accrued benefit costs.

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds of the respective countries as well as current market conditions.

Below is a summary allocation of all pension plan assets along with expected long-term rates of return by asset category as of the measurement date.

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return
	Target	Actual
Asset Category	2006	2005	2004
Equity Securities	38%	41%	34%	10.3%
Fixed Income Securities	22	22	7	5.6
Other	40	37	59	5.0

Total	100%	100%	100%	7.3%

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a fiscal 2005 review of such rates. The plan assets currently do not include holdings of Spectrum common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of insurance policies in which all pension assets in the United Kingdom, Germany and the Netherlands are invested.

The Company expects to contribute approximately $4,627 to its pension plans in 2006. The Company’s expected future pension benefit payments for fiscal 2006 – fiscal 2015 are as follows:

2006	$3,266
2007	3,368
2008	3,473
2009	3,658
2010	3,901
2011 to 2015	23,854

The Company has recorded an additional minimum pension liability of $24,215 and $16,209 at September 30, 2005 and 2004, respectively, to recognize the underfunded position of its benefit plans. An intangible asset of $3,191 and $2,288 at September 30, 2005 and 2004, respectively, equal to the unrecognized prior service cost and net transition obligation of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost, net of tax, $16,702 and $9,961 at September 30, 2005 and 2004, respectively, has been recorded as a component of Accumulated other comprehensive income.

The Company sponsors a supplemental executive retirement plan for eligible employees. Each October 1, the account of each participant is credited by an amount equal to 15% of the participant’s salary. In addition, each quarter each account is credited by an amount equal to 2% of the participant’s account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of the Company. As of September 30, 2005 and 2004, the Company had recorded an obligation of $3,329 and $2,649, respectively, related to the plan.

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for 2005, 2004 and 2003 were $4,193, $1,896 and $1,729, respectively.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

For measurement purposes, annual rates of increase of 10.0% in the per capita costs of covered health care benefits were assumed for 2005, 2004 and 2003. The projected annual rates of increase decline incrementally in future years from 10.0% to 3.5%, 10.0% to 4.0% and 10.0% to 5.25%, respectively, for 2005, 2004 and 2003. The health care cost trend rate assumption has a moderate effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2005 by $198 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2005 by $51. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2005 by $182 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2005, by $45.

(12) Segment Information

During 2005, the Company managed operations in five reportable segments, including three based primarily upon geographic area (North America, Latin America and Europe/ROW), a fourth (United) based on its acquisition of United Industries and a fifth (Tetra) based on its acquisition of Tetra Holding GmbH. North America includes the legacy business (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada; Latin America includes the legacy business in Mexico, Central America, South America and the Caribbean; Europe/ROW includes the legacy business in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts business. The United business segment includes the acquired lawn and garden, household insect control and United Pet Group business in the United States and Canada. The Tetra business segment includes the acquired global Tetra business, primarily in Europe, North America and Japan.

Net sales and Cost of goods sold to other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

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

All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

Net sales to external customers

	2005	2004	2003
North America	$610,808	$653,963	$375,571
Europe/ROW	657,651	617,967	421,529
Latin America	208,077	145,256	125,022
United	787,042	—	—
Tetra	95,869	—	—

Total segments	$2,359,447	$1,417,186	$922,122

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Intersegment net sales

	2005	2004	2003
North America	$44,343	$77,835	$32,298
Europe/ROW	18,019	15,713	29,571
Latin America	2,904	227	54
United	—	—	—
Tetra	137	—	—

Total segments	$65,403	$93,775	$61,923

Depreciation and amortization

	2005	2004	2003
North America	$15,486	$15,194	$15,464
Europe/ROW	15,716	16,243	13,531
Latin America	4,981	3,855	2,576
United	20,533	—	—
Tetra	4,181	—	—

Total segments	$60,897	$35,292	$31,571

Segment profit

	2005	2004	2003
North America	$113,226	$130,749	$64,797
Europe/ROW	94,552	96,202	53,842
Latin America	19,002	11,717	17,661
United(A)	79,008	—	—
Tetra(B)	9,652	—	—

Total segments	315,440	238,668	136,300
Corporate expenses	84,644	71,005	44,106
Restructuring and related charges	26,316	11,443	32,552
Interest expense(C)	134,053	65,702	37,182
Other income, net	(856)	(14)	(575)

Income from continuing operations before income taxes	$71,283	$90,532	$23,035

(A)	Fiscal 2005 includes a non-cash charge to Cost of goods sold of $29,285 related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to United’s acquired inventory.
(B)	Fiscal 2005 includes a non-cash charge to Cost of goods sold of $8,248 related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to Tetra’s acquired inventory.
(C)	Fiscal 2005 includes $12,033 in debt issuance costs written off in connection with the debt refinancing that occurred at the time of the United acquisition.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Segment total assets

	September 30,
	2005	2004
North America	$689,102	$684,825
Europe/ROW	603,306	619,469
Latin America	368,499	322,168
United	1,717,903	—
Tetra	630,278	—

Total segments	4,009,088	1,626,462
Corporate	13,003	7,689

Total assets at year end	$4,022,091	$1,634,151

Segment long-lived assets

	September 30,
	2005	2004
North America	$433,830	$414,638
Europe/ROW	349,970	353,129
Latin America	269,015	211,968
United	1,340,469	—
Tetra	568,783	—

Total segments	2,962,067	979,735
Corporate	12,057	5,722

Long-lived assets at year end	$2,974,124	$985,457

Capital expenditures for segment assets

	2005	2004	2003
North America	$16,795	$14,607	$14,607
Europe/ROW	23,200	9,142	9,494
Latin America	8,503	3,143	2,024
United	9,425	—	—
Tetra	5,927	—	—

Total segments	$63,850	$26,892	$26,125

Product line net sales

	2005	2004	2003
Alkaline	$533,333	$527,178	$454,911
Specialty batteries	435,018	411,935	377,409
Lighting products	93,848	90,074	89,802
Electric shaving and grooming	270,999	271,726	—
Personal care	143,338	116,273	—
Lawn and garden	446,837	—	—
Household insect control	150,431	—	—
Pet products	285,643	—	—

Total revenues from external customers	$2,359,447	$1,417,186	$922,122

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(13) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $5,154, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Such litigation includes legal proceedings with Philips in Europe with respect to trademark or other intellectual property rights, patent infringement claims by the Gillette Company and its subsidiary Braun Gmbh, and purported class action suits alleging violations of the Securities Exchange Act of 1934. Additionally, the Company has received requests for information from the U.S. Attorney’s Office and the SEC. With respect to the Braun suit, the Company has reached a tentative settlement under which it will enter into a licensing agreement with Gillette and pay royalties on the Company’s use of this license going forward. With respect to the remaining items, in the opinion of management, it is either not likely or premature to determine whether such matters will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

The previous shareholder lawsuits filed against the Company were settled in April 2004, and the impact of such settlement is included in results of operations for the year ended September 30, 2004. The net settlement of approximately $4,000, which was largely covered by insurance, was paid in 2004.

Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

	Affiliate	Other
2006	$1,019	$26,732
2007	876	22,974
2008	857	20,437
2009	870	17,345
2010	884	15,149
Thereafter	221	44,346

Total minimum lease payments	$4,727	$146,983

All of the leases expire during the years 2006 through 2021. Total rental expenses were $17,267, $16,344 and $12,315 for 2005, 2004 and 2003, respectively.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(14) Related Party Transactions

The Company had notes receivable from officers/shareholders in the amount of $0 and $3,605 at September 30, 2005 and 2004, respectively. Interest was payable at 3.65% at September 20, 2004. Since the officers utilized the proceeds of the notes to purchase common stock of the Company, directly or through the exercise of stock options, the notes have been recorded as a reduction of shareholders’ equity. The notes were paid in full prior to September 30, 2005.

The Company’s previous employment agreement with its Chief Executive Officer (“CEO”), granted him the right to purchase his Spectrum-owned home for one dollar. In April 2004, the CEO waived such right in exchange for the Company paying him the fair market value of the property, $993, plus an amount equal to 50% of leasehold improvements to the property of $38.

On February 7, 2005, the Company acquired all of the equity interests of United Industries Corporation (“United”) pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, Lindbergh Corporation and United dated as of January 3, 2005 filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 4, 2005. Pursuant to the terms of the Merger Agreement, Lindbergh Corporation merged with and into United, with United continuing as the surviving corporation (the “Merger”). The purchase price for the acquisition, excluding fees and expenses, consisted of $70,000 in cash, 13,750 shares of Rayovac Common Stock and the assumption of outstanding United indebtedness, which was $911,500 as of January 21, 2005. The purchase price was determined through negotiations between representatives of the Company, who were operating under supervision and direction of an acquisition committee of the Board of Directors of the Company, and representatives of United.

Certain affiliates of Thomas H. Lee Partners, L.P. were the majority shareholders of United as of immediately prior to the consummation of the Company’s acquisition of United, and as a result of the Company’s acquisition of United, are significant shareholders of the Company. United previously had a professional services agreement with certain affiliates of Thomas H. Lee Partners, L.P. pursuant to which United paid approximately $63 per month for management and other consulting services and reimbursed out-of-pocket expenses. In connection with the Merger, the professional services agreement was terminated effective as of the Merger. In addition, two of the Company’s directors are members of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the manager of THL Equity Advisors IV, LLC, which, in turn, is the general partner of each of the Thomas H. Lee related funds that were shareholders of United immediately prior to the Merger and now are significant shareholders of the Company.

The Company’s CEO and trusts for his family members, collectively owned approximately 203 shares of United common stock as of immediately prior to the Merger, which shares were converted into an aggregate of approximately 36 shares of Company Common Stock pursuant to the Merger. In addition, the CEO held vested options to acquire approximately 397 shares of United common stock at a weighted average exercise price of $2.00 per share, which, pursuant to the terms of the Merger Agreement, were cashed out in an amount equal to the number of shares underlying options having an exercise price less than $5.997 per share multiplied by the amount by which $5.997 exceeded the relevant option exercise price. The CEO was a member of the Board of Directors of United from January 20, 1999 to December 31, 2003 and provided consulting services to United under an agreement that was terminated on September 28, 2004. A member of the Company’s Board of Directors is an investor in Thomas H. Lee Equity Fund IV, L.P., a large shareholder of United immediately prior to the Merger, and, as a result of the Merger, currently is a large shareholder of the Company.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In connection with the acquisition of United, the Company entered into certain agreements with UIC Holdings, L.L.C. (“Holdings”), the majority stockholder of United as of the date Rayovac entered into the definitive agreement to acquire United, Thomas H. Lee Partners, L.P. and certain of its affiliates and certain former stockholders of United. The agreements are described further below.

On February 7, 2005, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain former stockholders of United, including certain affiliates of Thomas H. Lee Partners, L.P. and an affiliate of Banc of America Securities LLC, pursuant to which the Company agreed to prepare and file with the SEC, not later than nine months following the consummation of the acquisition of United on February 7, 2005, a registration statement to permit the public offering and resale under the Securities Act of 1933 on a continuous basis of shares of Common Stock issued in connection with its acquisition of United (the “Shelf Registration Statement”). Pursuant to the Registration Rights Agreement, the Company also granted to the former stockholders of United certain rights to require the Company, on not more than three occasions, to amend the Shelf Registration Statement or prepare and file a new registration statement to permit an underwritten offering of shares of the Company’s stock received by them in the acquisition of United as well as certain rights to include those shares in any registration statement proposed to be filed by the Company. In addition, the Registration Rights Agreement prohibits those former stockholders party to the agreement from selling or transferring shares of Common Stock received in the acquisition of United for 12 months following the consummation of that acquisition or from selling or transferring more than 50% of those shares during the 18 month period following the consummation of that acquisition.

On February 7, 2005, the Company entered into a standstill agreement (the “Standstill Agreement”) with Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P. and Thomas H. Lee Advisors, L.L.C. (the “Restricted Parties”). Pursuant to the Standstill Agreement, the Restricted Parties are prohibited until February 7, 2010 from acquiring ownership in excess of 28% of the Company’s outstanding voting capital stock, on a fully-diluted basis, soliciting proxies or consents with respect to the Company’s voting capital stock, soliciting or encouraging third parties to acquire or seek to acquire the Company, a significant portion of the Company’s assets or more than 5% of the Company’s outstanding voting capital stock or joining or participating in a pooling agreement, syndicate, voting trust or other similar arrangement with respect to the Company’s voting capital stock for the purpose of acquiring, holding, voting or disposing of such voting capital stock.

(15) Restructuring and Related Charges

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes Restructuring and Related Charges incurred by segment:

Restructuring and Related Charges Summary

	2005	2004	2003
Cost of goods sold:
North America	$—	$(781)	$12,497
Europe/ROW	10,241	—	2,292
Latin America	—	—	6,276
United	255	—	—
Tetra	—	—	—

Total restructuring and related charges in cost of goods sold	10,496	(781)	21,065

Operating expense:
North America	6,075	9,621	7,693
Europe/ROW	(30)	2,603	2,293
Latin America	—	—	1,501
United	9,775	—	—
Tetra	—	—	—

Total restructuring and related charges in operating expense	15,820	12,224	11,487

Total restructuring and related charges	$26,316	$11,443	$32,552

2005 Restructuring and Related Charges

In April 2005, the Company announced the closure of its Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative are expected to total approximately $12,000. The Company incurred $10,241 of pretax restructuring and related charges in 2005 in connection with this closure, with the remainder to be incurred during fiscal 2006.

In connection with the February 2005 acquisition of United, the Company announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home and Garden administrative services, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s administrative and manufacturing and distribution facilities. These restructuring initiatives are expected to be completed by the end of fiscal 2007.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville, and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s finance, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate accounting functions were combined directly into Spectrum’s global headquarters in Atlanta. Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager based in Toronto. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as the Company begins to optimize its global pet operations, two pet supplies facilities in Brea, California and Hazleton, California were closed in 2005 as part of the restructuring plan for United.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company recorded $17,492 million of pretax restructuring and related charges in 2005 in connection with its integration of United’s lawn and garden and pet operations. Cash costs of these integration initiatives incurred in 2005 were $5,345. The remaining $12,147 of costs incurred relate primarily to stay pay arrangements which are being accrued over the retention period and will be paid primarily in the first half of fiscal 2006.

In addition, the Company recorded various other restructuring and related charge accrual reversals in operating expenses including a $1,082 reduction of an existing environmental accrual for Remington’s Bridgeport, Connecticut facility. This accrual was originally established in purchase accounting as an adjustment to goodwill.

The following table summarizes all restructuring and related charges the Company incurred in 2005:

Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	$8,276
Other associated costs	1,965
United integration:
Termination benefits	255

Total included in cost of sales	$10,496

Costs included in operating expenses:
United integration:
Termination benefits	$12,742
Other associated costs	4,495
Other initiatives:
Termination benefits	$194
Other associated costs	(1,611)

Total included in operating expenses	$15,820

Total restructuring and related charges	$26,316

The Company’s integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue into 2007. Total costs associated with integration efforts are expected to total approximately $75,000, of which approximately $45,000 will be cash costs and $30,000 will be non-cash. In fiscal 2006, the Company expects to incur approximately $35,000 to $40,000 of costs associated with the integration, which includes approximately $20,000 to $25,000 of cash costs.

The following table summarizes the remaining accrual balance associated with the 2005 initiatives and activity that occurred during fiscal 2005:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2004	$—	$—	$—
Provisions	20,312	282	20,594
Cash expenditures	(4,338)	(196)	(4,534)

Accrual balance at September 30, 2005	$15,974	$86	$16,060

Expensed as incurred	$900	$6,178	$7,078

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

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

2004 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2004	$2,835	$1,040	$3,875
Cash expenditures	(2,010)	(770)	(2,780)
Non-cash expenditures	—	(177)	(177)

Accrual balance at September 30, 2005	$825	$93	$918

Expensed as incurred	$—	$(1,259)	$(1,259)

All activities associated with the 2004 restructuring initiatives have been completed, and the remaining cash payments and the disposition of assets held for sale will be substantially completed in fiscal 2006.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

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

The Company has reflected the carrying value of its Mexico City, Mexico manufacturing plant and the Company’s Madison, Wisconsin packaging facility as assets held for sale. In November 2004, the Company completed the sale of its Mexico City, Mexico manufacturing plant. The value of these facilities at September 30, 2004 is approximately $9,900 and is included in Prepaid expenses and other in the Consolidated Balance Sheets.

All activities associated with the 2003 restructuring initiatives have been completed, and the remaining cash payments and the disposition of impaired assets are complete at September 30, 2005.

(16) Acquisitions

Acquisition of Jungle Labs

On September 1, 2005, the Company acquired Jungle Labs for approximately $29,000, which includes $26,000 cash consideration, $1,000 escrowed purchase price, acquisition related expenditures of $200 and $2,000 of non-compete arrangements to be earned and paid over the next 12 months. Cash acquired totaled approximately $600. The purchase agreement also contains a provision for contingent earnout payments not to exceed $3,500. The total earnout calculation is based upon net sales of Jungle products through August 31, 2007. Such amounts to be paid, if any, will be recorded as additional acquisition consideration. Based in San Antonio, Texas, Jungle Labs is a leading manufacturer and marketer of premium water and fish care products, including water conditioners, plant and fish foods, fish medications and other products designed to maintain an optimal environment in aquariums or ponds. Jungle is known for such innovative high-end products as Tank Buddies fizz tablets for easy fish and water care, and Quick Dip test strips for fast accurate water testing. Jungle Labs generates annual revenues of approximately $14,000. Subsequent to the acquisition, the financial results of Jungle are included in the United business segment within the Company’s consolidated results.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired which may impact the estimates of the fair value of net assets acquired in the transaction.

As of September 1, 2005
Current assets	$3,000
Property, plant, and equipment	1,000
Intangible assets	10,000
Goodwill	19,000

Total assets acquired	33,000
Current liabilities	3,000
Short-term debt	—
Long-term liabilities	3,000

Total liabilities assumed	6,000

Net assets acquired	$27,000
Less: Cash acquired	(600)

Payments for acquisitions	$26,400

None of the goodwill acquired in this transaction is expected to be deductible for tax purposes.

Acquisition of Tetra

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired of approximately $13,000 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16,100. The acquisition was financed with additional borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility. Headquartered in Melle, Germany, Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition provides the Company with a global brand and distribution to extend its North American pet supplies business. At the time of the acquisition, Tetra had approximately 700 employees. Tetra operates in over 90 countries and holds leading market positions in Europe, North America and Japan. Subsequent to the acquisition, the financial results of Tetra are reported as a separate business segment within the Company’s consolidated results. Tetra contributed $95,869 in net sales and recorded operating income of $9,652 in the current year.

The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired which may impact the estimates of the fair value of net assets acquired in the transaction.

As of April 29, 2005
Current assets	$89,000
Property, plant, and equipment	36,000
Intangible assets	234,000
Goodwill	327,000
Other assets	11,000

Total assets acquired	697,000
Current liabilities	32,000
Short-term debt	—
Long-term liabilities	102,000

Total liabilities assumed	134,000

Net assets acquired	$563,000
Less: Cash acquired	(13,000)

Payments for acquisitions	$550,000

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

None of the goodwill acquired in this transaction is expected to be deductible in the determination of income taxes.

Acquisition of United

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden care and household insect control markets in North America and a leading supplier of quality products to the pet supply industry in the United States. At the time of the acquisition, United had approximately 2,800 employees throughout North America and was organized under three operating divisions: U.S. Home & Garden, Nu-Gro Corporation and United Pet Group. The acquisition of United allows the Company to gain significant presence in several new consumer products markets, including categories that will significantly diversify the Company’s revenue base.

The results of United’s operations since February 7, 2005 are included in the Company’s Consolidated Statements of Operations for 2005. The financial results of the United acquisition are reported as a separate business segment. United contributed $787,042 in net sales, and recorded operating income of $79,008 in the current year.

The aggregate purchase price was approximately $1,490,000, net of cash acquired of approximately $14,000. The purchase price consisted of cash consideration of approximately $1,051,000 and common stock of the Company totaling approximately $439,000. The aggregate purchase price included acquisition related expenditures of approximately $22,000. The value of common stock was determined based on 13,750 shares at $31.94 per share. The share price of $31.94 used in the calculation of the purchase price is based on a five-day average beginning on December 30, 2004.

The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired which may impact the estimates of the fair value of net assets acquired in the transaction.

As of February 7, 2005
Current assets	$406,000
Property, plant, and equipment	94,000
Intangible assets	500,000
Goodwill	794,000
Other assets	60,000

Total assets acquired	1,854,000
Current liabilities	144,000
Short-term debt	14,000
Long-term liabilities	192,000

Total liabilities assumed	350,000

Net assets acquired	$1,504,000
Less: Cash acquired	(14,000)

Payments for acquisitions	$1,490,000

Approximately $433,000 of the total goodwill acquired in this transaction is expected to be deductible in the determination of income taxes.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Acquisition of Microlite

On May 28, 2004, the Company completed the acquisition of 90.1% of the outstanding capital stock, including all voting stock, of Microlite, a Brazilian battery company, from VARTA AG of Germany and Tabriza Brasil Empreendimentos Ltda. of Brazil. Microlite manufactures and sells both alkaline and zinc carbon batteries as well as battery-operated lighting products. Microlite has operated as an independent company since 1982. The acquisition of Microlite consolidates the Company’s rights to the Rayovac brand name globally. The financial results of the Microlite acquisition are reported as part of the Latin America business segment.

The total cash paid for Microlite was approximately $30,000, including approximately $21,100 in purchase price, approximately $7,000 of contingent consideration, and approximately $1,900 of acquisition related expenditures, plus approximately $8,000 of assumed debt. Tabriza earned the contingent consideration based upon Microlite’s attainment of certain earnings targets through June 30, 2005. Upon the finalization of the calculation and payment of the total contingent consideration due to Tabriza, which is currently expected to exceed the $7,000 of contingent consideration paid at closing, Tabriza will transfer Microlite’s remaining outstanding capital stock to the Company. During 2005, the Company completed the valuation of the Microlite trade name. As a result, approximately $21,685 (using exchange rates in effect as of September 30, 2004) was assigned to the value of this trade name in Brazil with a corresponding reduction to goodwill. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition using the exchange rates in effect as of that date.

As of May 28, 2004
Current assets	$8,000
Property, plant, and equipment	18,000
Intangible assets	—
Goodwill	54,000
Other assets	21,000

Total assets acquired	101,000
Current liabilities	18,000
Short-term debt	9,000
Long-term liabilities	44,000

Total liabilities assumed	71,000

Net assets acquired	$30,000
Less: Cash acquired	(200)

Payments for acquisitions	$29,800

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, the legality and constitutionality of the IPI “presumed” credits is currently being revisited by the Brazilian Federal Supreme Court. It is not certain when a final and definitive ruling will be issued. At September 30, 2005, these amounts totaled approximately $41,400 and are included in Other long-term liabilities in the Consolidated Balance Sheets.

None of the goodwill acquired in this transaction is deductible for tax purposes.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Acquisition of Ningbo

On March 31, 2004, the Company acquired an 85% equity interest in Ningbo. In July 2005, the Company purchased the remaining 15% equity interest for approximately $2,900. Ningbo, founded in 1995, produces alkaline and zinc carbon batteries for retail, OEM, and private label customers. The financial results of the Ningbo acquisition are reported as part of the Europe/ROW business segment.

The aggregate purchase price for the 85% interest in Ningbo was approximately $17,000, which includes approximately $600 of direct acquisition related expenditures, plus approximately $14,000 of assumed debt. Cash acquired totaled approximately $5,500. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition.

As of March 31, 2004
Current assets	$15,000
Property, plant, and equipment	11,000
Goodwill	13,000
Other assets	2,000

Total assets acquired	41,000
Current liabilities	10,000
Total debt	14,000

Total liabilities assumed	24,000

Net assets acquired	$17,000
Less: Cash acquired	(5,500)

Payments for acquisitions	$11,500

None of the goodwill acquired in this transaction is deductible for tax purposes.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Supplemental Pro Forma information (unaudited): The following reflects the Company’s pro forma results had the results of the Tetra, United and Microlite businesses been included for all periods beginning after September 30, 2003. The results of Jungle Labs and Ningbo are not included in the pro forma results as they are not significant. Adjustments to the number of shares used to calculate earnings per share have also been made to present shares as if the 13,750 treasury shares issued in connection with the United acquisition were outstanding on October 1, 2003.

	2005		2004
Net sales
Reported net sales	$2,359,447		$1,417,186
United pro forma adjustments	217,551		937,543
Tetra pro forma adjustments	137,003		231,804
Microlite pro forma adjustments	—		37,618

Pro forma net sales	$2,714,001		$2,624,151

Income from continuing operations
Reported income from continuing operations	$46,832	(A)	$56,160
United pro forma adjustments	(23,773	)(B)	111,812	(C)
Tetra pro forma adjustments	6,460		12,024
Microlite pro forma adjustments	—		(10,687	)(D)

Pro forma income from continuing operations	$29,519		$169,309

Pro forma basic earnings per share
Income from continuing operations	$0.96		$1.19
United pro forma adjustments	(0.48)		2.37
Tetra pro forma adjustments	0.13		0.25
Microlite pro forma adjustments	—		(0.23)

Pro forma income from continuing operations	$0.61		$3.58

Pro forma diluted earnings per share
Income from continuing operations	$0.93		$1.16
United pro forma adjustments	(0.48)		2.31
Tetra pro forma adjustments	0.13		0.25
Microlite pro forma adjustments	—		(0.22)

Pro forma income from continuing operations	$0.58		$3.50

(A)	Reported income from continuing operations includes certain charges and other items related to the Tetra and United acquisitions that are not expected to recur. For 2005, these charges include approximately $38,000 charged to Cost of goods sold related to the fair value adjustment applied to acquired inventory for United and Tetra and the write-off of approximately $12,000 of debt issuance costs charged to interest expense related to the debt refinancing that occurred in connection with the acquisition.
(B)	United pro forma adjustments in 2005 represent United’s loss from continuing operations in fiscal 2005 in the period prior to the Company’s ownership, from October 1, 2004 through February 6, 2005. Also included in this amount are certain charges and other items related to the United acquisition that are not expected to recur. For 2005, these charges include approximately $12,000 of transaction related costs incurred by United in connection with its acquisition by Spectrum, approximately $3,000 incurred by United related to its acquisition of United Pet Group and approximately $2,000 of amortization expense associated with intangible assets. Lastly, consolidated interest expense is expected to be reduced due to the Company’s retirement of United debt at the date of acquisition.
(C)

United pro forma adjustments in 2004 represent United’s income from continuing operations in fiscal 2004 in the comparable period prior to the Company’s ownership, from October 1, 2003 through September 30, 2004. These amounts include certain charges and other items related to the United acquisition that are not expected to recur. For 2004, these charges include a reduction of income tax expense of approximately $104,000, reflecting a full reversal of United’s valuation allowance originally established against the tax

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

deductible goodwill deduction and certain net operating loss carryforwards that were generated in 1999 through 2003. Lastly, consolidated interest expense is expected to be reduced due to the Company’s retirement of United debt at the date of acquisition.

(D)	Microlite’s pro forma adjustments in 2004 represent Microlite’s income from continuing operations in the comparable periods prior to the Company’s ownership. These amounts include certain charges incurred by Microlite that are not expected to recur. These charges include interest expense which will be reduced as a result of the Company’s recapitalization of assumed debt, and lowered interest rates and hedging costs as a result of the recapitalized debt and access to more efficient capital markets. In addition, the pro forma results include charges related to the establishment of valuation allowances for certain deferred tax assets prior to acquisition.

(17) Subsequent Events

On November 9, 2005, the Company received a request for information from the U.S. Attorney’s Office for the Northern District of Georgia. On December 12, 2005, the Company received a request for the same information from the Atlanta District Office of the SEC. The U.S. Attorney’s Office and the SEC are investigating the Company’s July 28, 2005 disclosure regarding its results for the third quarter ended July 3, 2005 and the Company’s revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. The U.S. Attorney’s Office and the SEC are also investigating the extent to which the Company’s senior management sold shares in the thirty-day period preceding the July 28, 2005 and September 7, 2005 disclosures. The Company is cooperating fully with the investigations. The Company is unable to predict the outcome of the investigations or the timing of their resolution at this time.

On October 3, 2005 and October 31, 2005, additional purported class action lawsuits were brought against the Company and its Chairman and Chief Executive Officer and Executive Vice President and Chief Financial Officer. These actions were purportedly brought on behalf of all purchasers of the Company’s publicly-traded securities between January 4, 2005 and September 6, 2005. In addition, a further action was filed on November 14, 2005, naming the aforementioned parties, purportedly brought on behalf of all purchasers of the Company’s publicly-traded securities between January 4, 2005 and November 11, 2005. The Company believes these actions are without merit and intends to contest them vigorously. At this stage of the litigation, the Company is unable to make any estimate of potential loss or range of loss.

On November 23, 2005, the Company announced the sale of its fertilizer technology and Canadian professional fertilizer products business to Agrium Inc., a leading agricultural retailer and wholesale producer and marketer of agricultural nutrients and industrial products, for $86,000. The sale includes two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers.

Approximately 200 Nu-Gro employees will join Agrium. Nu-Gro’s consumer lawn and garden business and associated employees will continue to be part of the Company’s North American business segment. Spectrum Brands and Agrium have signed strategic multi-year reciprocal supply agreements as part of the transaction.

In the first quarter of fiscal 2006, the Company reached agreement with its creditors to amend its leverage and interest charge covenants associated with the Senior Credit Facilities for subsequent periods. In connection with this amendment, interest costs on the Company’s existing US Dollar and Canadian Dollar term loans increased by 25 basis points. Based on amounts currently outstanding under the existing US Dollar and Canadian Dollar term loans, and using foreign exchange rates in effect as of September 30, 2005, the Company estimates additional annual interest payments of approximately $2,000 will be incurred as a result of this change.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(18) Quarterly Results (unaudited)

	Quarter Ended
	September 30, 2005(A)	July 3, 2005	April 3, 2005	January 2, 2005
Net sales	$603,722	$730,445	$534,511	$490,769
Gross profit	219,360	276,635	189,503	198,357
Net (loss) income	(2,877)	23,711	(1,931)	27,929
Basic net income (loss) per common share(B)	$(0.06)	$0.48	$(0.04)	$0.82
Diluted net income (loss) per common share(B)	$(0.06)	$0.46	$(0.04)	$0.79

	Quarter Ended
	September 30, 2004	June 27, 2004	March 28, 2004	December 28, 2003
Net sales	$376,889	$308,264	$278,023	$454,010
Gross profit	155,494	134,709	122,840	193,030
Net income	18,165	12,814	2,602	22,199
Basic net income per common share(B)	$0.53	$0.38	$0.08	$0.69
Diluted net income per common share(B)	$0.52	$0.36	$0.08	$0.67

(A)	Net sales, gross margin and net income in the fourth quarter of 2005 excluded the benefit of approximately $4,867, $1,867 and $1,042, respectively, related to net sales which were not recorded pursuant to contractual revenue recognition terms. The Company believes that this adjustment, if applied retroactively, would not have had a material effect on the quarterly results for previous periods as reported.
(B)	Due to rounding and the method required by SFAS 128, “Earnings Per Share,” to calculate per share data, the quarterly per share data does not total the full year per share data shown on the Consolidated Statements of Operations.

(19) Consolidating Financial Statements

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

On March 29, 2004, Remington Products Company, L.L.C. (previously a guarantor subsidiary) merged with Spectrum Brands, Inc. (the parent company). As a result of the merger, the results of operations, cash flows, and balance sheet of Remington Products Company, L.L.C. are included with Spectrum Brands, Inc. for fiscal 2004.

Consolidating Balance Sheet

September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$15,756	$2,657	$11,439	$—	$29,852
Receivables:
Trade accounts receivables, net of allowances	68,532	95,614	198,253	—	362,399
Other	219,245	343,593	97,524	(649,366)	10,996
Inventories	129,684	121,166	203,892	(3,189)	451,553
Deferred income taxes	8,177	17,072	12,227	1,755	39,231
Assets held for sale	3,846	101,485	2,843	—	108,174
Prepaid expenses and other	16,620	7,353	21,789	—	45,762

Total current assets	461,860	688,940	547,967	(650,800)	1,047,967
Property, plant and equipment, net	77,436	56,138	170,749	—	304,323
Deferred charges and other	1,036,345	506,348	205,725	(1,701,043)	47,375
Goodwill	690,923	115,823	622,271	—	1,429,017
Intangible assets, net	248,365	710,066	196,154	(188)	1,154,397
Debt issuance costs	39,012	—	—	—	39,012
Investments in subsidiaries	5,122,715	4,537,653	3,737,107	(13,397,475)	—

Total assets	$7,676,656	$6,614,968	$5,479,973	$(15,749,506)	$4,022,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$242,725	$351	$31,420	$(235,188)	$39,308
Accounts payable	488,829	186,486	58,798	(452,159)	281,954
Accrued liabilities:
Wages and benefits	8,861	7,449	31,600	—	47,910
Income taxes payable	4,193	2,208	34,067	—	40,468
Restructuring and related charges	4,041	8,687	4,250	—	16,978
Accrued interest	31,242	—	287	—	31,529
Liabilities held for sale	—	22,294	—	—	22,294
Other	16,340	19,298	41,297	—	76,935

Total current liabilities	796,231	246,773	201,719	(687,347)	557,376
Long-term debt, net of current maturities	2,244,349	1,029,652	612,811	(1,618,787)	2,268,025
Employee benefit obligations, net of current portion	29,784	4,277	44,449	—	78,510
Deferred income taxes	(20,265)	211,131	17,385	—	208,251
Other	823	420	65,956	—	67,199

Total liabilities	3,050,922	1,492,253	942,320	(2,306,134)	3,179,361
Minority interest in equity of consolidated subsidiary	—	—	—	—	—
Shareholders’ equity:
Common stock	666	451	536,269	(536,720)	666
Additional paid-in capital	671,259	997,248	4,309,209	(5,306,338)	671,378
Retained earnings	309,674	358,419	156,094	(556,872)	267,315
Accumulated other comprehensive income	3,751,024	3,766,597	(463,919)	(7,043,442)	10,260

	4,732,623	5,122,715	4,537,653	(13,443,372)	949,619
Less treasury stock, at cost	(70,820)	—	—	—	(70,820)
Less unearned restricted stock compensation	(36,069)	—	—	—	(36,069)

Total shareholders’ equity	4,625,734	5,122,715	4,537,653	(13,443,372)	842,730

Total liabilities and shareholders’ equity	$7,676,656	$6,614,968	$5,479,973	$(15,749,506)	$4,022,091

Consolidating Statement of Operations

Year Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$565,707	$821,406	$1,083,613	$(111,279)	$2,359,447
Cost of goods sold	340,902	569,903	664,636	(110,345)	1,465,096
Restructuring and related charges	—	255	10,241	—	10,496

Gross profit	224,805	251,248	408,736	(934)	883,855
Operating expenses:
Selling	107,526	139,296	227,442	(430)	473,834
General and administrative	63,013	33,286	64,083	—	160,382
Research and development	22,760	3,507	3,072	—	29,339
Restructuring and related charges	6,074	9,240	506	—	15,820

	199,373	185,329	295,103	(430)	679,375

Operating income	25,432	65,919	113,633	(504)	204,480

Interest expense	129,448	177	4,428	—	134,053
Other (income) expense, net	(143,484)	17,910	24,172	100,546	(856)

Income from continuing operations before income taxes	39,468	47,832	85,033	(101,050)	71,283
Income tax expense	(8,442)	(1,132)	34,113	(88)	24,451

Income from continuing operations	47,910	48,964	50,920	(100,962)	46,832
Loss from discontinued operations, net of tax	—	—	—	—	—

Net income	$47,910	$48,964	$50,920	$(100,962)	$46,832

Consolidating Statement of Cash Flows

Year Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$178,464	$(21,391)	$70,254	$—	$227,327
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,795)	(9,653)	(37,402)	—	(63,850)
Proceeds from sale of property, plant, and equipment	15	9	153	—	177
Intercompany investments	(523,789)	332,358	191,431	—	—
Payments for acquisitions, net of cash acquired	(1,152,283)	(26,000)	(451,872)	—	(1,630,155)

Net cash used by investing activities	(1,692,852)	296,714	(297,690)	—	(1,693,828)
Cash flows from financing activities:
Reduction of debt	(1,080,951)	—	—	—	(1,080,951)
Proceeds from debt financing	2,563,132	—	18,246	—	2,581,378
Debt issuance costs	(31,713)	—	—	—	(31,713)
Payments of capital lease obligations	(1,174)	—	(7,700)	—	(8,874)
Proceeds from (advances related to) intercompany transactions	58,656	(272,719)	214,063	—	—
Payments from officers/shareholders	3,605	—	—	—	3,605
Proceeds from exercise of stock options	18,413	—	—	—	18,413

Net cash (used) provided by financing activities	1,529,172	(272,719)	225,405	—	1,481,858
Net used by discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	524	—	524

Net increase (decrease) in cash and cash equivalents	15,580	2,604	(2,303)	—	15,881
Cash and cash equivalents, beginning of period	176	53	13,742	—	13,971

Cash and cash equivalents, end of period	$15,756	$2,657	$11,439	$—	$29,852

Consolidating Balance Sheet

September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$176	$53	$13,742	$—	$13,971
Receivables:
Trade accounts receivables, net of allowances	100,783	—	169,194	—	269,977
Other	(45,690)	201,370	99,434	(235,459)	19,655
Inventories	120,645	—	148,024	(3,943)	264,726
Deferred income taxes	8,611	7	8,859	1,756	19,233
Assets held for sale	968	—	8,902	—	9,870
Prepaid expenses and other	22,404	—	28,858	—	51,262

Total current assets	207,897	201,430	477,013	(237,646)	648,694
Property, plant and equipment, net	78,034	82	104,280	—	182,396
Deferred charges and other	70,864	—	3,363	(39,148)	35,079
Goodwill	139,454	—	181,123	—	320,577
Intangible assets, net	247,551	—	174,742	(187)	422,106
Debt issuance costs	25,299	—	—	—	25,299
Investments in subsidiaries	666,586	566,376	—	(1,232,962)	—

Total assets	$1,435,685	$767,888	$940,521	$(1,509,943)	$1,634,151

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$121,807	$—	$20,859	$(118,771)	$23,895
Accounts payable	129,792	90,812	122,048	(116,418)	226,234
Accrued liabilities:
Wages and benefits	15,547	—	24,591	—	40,138
Income taxes payable	4,959	—	16,713	—	21,672
Restructuring and related charges	7,267	—	1,238	—	8,505
Accrued interest	17,604	—	(1,302)	—	16,302
Other	14,894	—	45,200	—	60,094

Total current liabilities	311,870	90,812	229,347	(235,189)	396,840
Long-term debt, net of current maturities	782,867	—	62,280	(39,145)	806,002
Employee benefit obligations, net of current portion	30,297	—	38,949	—	69,246
Deferred income taxes	(13,356)	9,111	11,517	—	7,272
Other	2,196	—	35,172	—	37,368

Total liabilities	1,113,874	99,923	377,265	(274,334)	1,316,728
Minority interest in equity of consolidated subsidiary	1,379	1,379	1,379	(2,758)	1,379
Shareholders’ equity:
Common stock	642	1	378	(379)	642
Additional paid-in capital	224,844	434,032	432,657	(866,571)	224,962
Retained earnings	220,142	238,726	136,964	(375,349)	220,483
Accumulated other comprehensive income	15,468	(6,173)	(8,122)	9,448	10,621
Notes receivable from officers/shareholders	(3,605)	—	—	—	(3,605)

	457,491	666,586	561,877	(1,232,851)	453,103
Less treasury stock, at cost	(130,070)	—	—	—	(130,070)
Less unearned restricted stock compensation	(6,989)	—	—	—	(6,989)

Total shareholders’ equity	320,432	666,586	561,877	(1,232,851)	316,044

Total liabilities and shareholders’ equity	$1,435,685	$767,888	$940,521	$(1,509,943)	$1,634,151

Consolidating Statement of Operations

Year Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$661,832	$56,384	$809,006	$(110,036)	$1,417,186
Cost of goods sold	386,914	54,692	481,099	(110,811)	811,894
Restructuring and related charges	(891)	—	110	—	(781)

Gross profit	275,809	1,692	327,797	775	606,073
Operating expenses:
Selling	123,837	954	168,653	(326)	293,118
General and administrative	77,270	(16,429)	60,478	—	121,319
Research and development	20,332	—	2,860	—	23,192
Restructuring and related charges	9,621	—	2,603	—	12,224

	231,060	(15,475)	234,594	(326)	449,853

Operating income	44,749	17,167	93,203	1,101	156,220

Interest expense	62,411	—	3,291	—	65,702
Other income, net	(77,166)	(72,707)	(9,882)	159,741	(14)

Income from continuing operations before income taxes	59,504	89,874	99,794	(158,640)	90,532
Income tax expense	3,369	722	29,862	419	34,372

Income from continuing operations	56,135	89,152	69,932	(159,059)	56,160
Loss (gain) from discontinued operations, net of tax	1,037	—	(657)	—	380

Net income	$55,098	$89,152	$70,589	$(159,059)	$55,780

Consolidating Statement of Cash Flows

Year Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$14,849	$2,881	$88,785	$(1,308)	$105,207
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,607)	—	(12,285)	—	(26,892)
Proceeds from sale of property, plant, and equipment	30	—	—	—	30
Intercompany investments	(56,325)	(56,225)	56,225	56,325	—
Payments for acquisitions, net of cash acquired	(3,430)	—	(38,284)	—	(41,714)

Net cash used by investing activities	(74,332)	(56,225)	5,656	56,325	(68,576)
Cash flows from financing activities:
Reduction of debt	(380,341)	—	(11,507)	—	(391,848)
Proceeds from debt financing	241,500	—	—	—	241,500
Debt issuance costs	(1,350)	—	—	—	(1,350)
Payments of capital lease obligations	(110)	—	—	—	(110)
Proceeds from (advances related to) intercompany transactions	83,414	53,350	(80,439)	(56,325)	—
Proceeds from exercise of stock options	21,127	—	—	—	21,127

Net cash (used) provided by financing activities	(35,760)	53,350	(91,946)	(56,325)	(130,681)
Net used by discontinued operations	(336)	—	—	—	(336)
Effect of exchange rate changes on cash and cash equivalents	11,914	—	(10,472)	1,308	2,750

Net (decrease) increase in cash and cash equivalents	(83,665)	6	(7,977)	—	(91,636)
Cash and cash equivalents, beginning of period	83,841	47	21,719	—	105,607

Cash and cash equivalents, end of period	$176	$53	$13,742	$—	$13,971

Consolidating Statement of Operations

Year Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$364,348	$41,562	$592,366	$(76,154)	$922,122
Cost of goods sold	209,121	40,314	373,495	(73,416)	549,514
Restructuring and related charges	12,497	—	8,568	—	21,065

Gross profit	142,730	1,248	210,303	(2,738)	351,543
Operating expenses:
Selling	70,205	818	114,506	(354)	185,175
General and administrative	51,077	(10,550)	40,348	—	80,875
Research and development	12,096	—	2,268	—	14,364
Restructuring and related charges	7,693	—	3,794	—	11,487

	141,071	(9,732)	160,916	(354)	291,901

Operating income	1,659	10,980	49,387	(2,384)	59,642

Interest expense	34,780	—	15,284	(12,882)	37,182
Other income, net	(26,115)	(62,334)	(43,771)	131,645	(575)

(Loss) income before income taxes	(7,006)	73,314	77,874	(121,147)	23,035
Income tax (benefit) expense	(22,236)	15,891	16,784	(2,886)	7,553

Net income	$15,230	$57,423	$61,090	$(118,261)	$15,482

Consolidating Statement of Cash Flows

Year Ended September 30, 2003

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$14,310	$—	$60,527	$1,453	$76,290
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,598)	—	(11,527)	—	(26,125)
Proceeds from sale of property, plant, and equipment	—	—	132	—	132
Payments for acquisitions, net of cash acquired	(444,231)	(237,853)	(239,945)	501,626	(420,403)

Net cash used by investing activities	(458,829)	(237,853)	(251,340)	501,626	(446,396)
Cash flows from financing activities:
Reduction of debt	(431,592)	(126,573)	(2,240)	—	(560,405)
Proceeds from debt financing	1,059,821	—	2,759	—	1,062,580
Debt issuance costs	(29,933)	—	—	—	(29,933)
Payments of capital lease obligations	(287)	—	(880)	—	(1,167)
(Advances related to) proceeds from intercompany transactions	(107,525)	370,419	238,732	(501,626)	—
Payments from officers/shareholders	600	—	—	—	600
Proceeds from exercise of stock options	176	—	—	—	176

Net cash provided by financing activities	491,260	243,846	238,371	(501,626)	471,851
Effect of exchange rate changes on cash and cash equivalents	29,840	—	(32,156)	(1,453)	(3,769)

Net increase in cash and cash equivalents	76,581	5,993	15,402	—	97,976
Cash and cash equivalents, beginning of period	1,268	46	6,317	—	7,631

Cash and cash equivalents, end of period	$77,849	$6,039	$21,719	$—	$105,607

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2005, 2004 and 2003 (In thousands)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Related to Acquisitions Completed	Deductions	Balance at End of Period
September 30, 2005:
Accounts receivable allowances	$23,071	$5,529	$17,245	$11,588	$34,257
September 30, 2004:
Accounts receivable allowances	$22,911	$2,206	$3,879	$5,925	$23,071
September 30, 2003:
Accounts receivable allowances	$3,293	$3,494	$18,982	$2,858	$22,911

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

/s/ David A. Jones
David A. Jones Chairman of the Board and Chief Executive Officer

DATE: December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David A. Jones David A. Jones	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Randall J. Steward Randall J. Steward	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Anthony L. Genito Anthony L. Genito	Vice President Finance (Principal Accounting Officer)

/s/ Kent J. Hussey Kent J. Hussey	Chief Operating Officer and Director

/s/ Thomas R. Shepherd Thomas R. Shepherd	Lead Director

/s/ John D. Bowlin John D. Bowlin	Director

/s/ Charles A. Brizius Charles A. Brizius	Director

/s/ William P. Carmichael William P. Carmichael	Director

/s/ Neil P. DeFeo Neil P. DeFeo	Director

/s/ John S. Lupo John S. Lupo	Director

/s/ Scott A. Schoen Scott A. Schoen	Director

/s/ Barbara S. Thomas Barbara S. Thomas	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed November 29, 2005).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Rayovac Corporation and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated June 30, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward.*

Exhibit 10.6	Separation Agreement and Release between the Company and Lester Lee dated April 13, 2005 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 19, 2005).

Exhibit 10.7	Building Lease between Rayovac Corporation and SPG Partners dated May 14, 1985, as amended June 24, 1986, and June 10, 1987 (filed by incorporation by reference to the Registration Statement on form S-1 filed with the SEC on December 13, 1996).

Exhibit 10.8	Amendment, dated December 31, 1998, between Rayovac Corporation and SPG Partners, to the Building Lease, between Rayovac Corporation and SPG Partners, dated May 14, 1985 (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarterly period ended January 3, 1999, filed with the SEC on February 17, 1999).

Exhibit 10.9	Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.10	Addendum No. 2 to Real Property Leasing Agreement, dated December 21, 2000, by and between VARTA Gerätebatterie GmbH, as Tenant, and ROSATA Grudstücks-Vermietungsgesellschaft mbH and Co. object Dischingin KG, as Landlord, as amended (filed by incorporation by reference to Exhibit 10.16 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 10.11	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.12	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.13	Amendment No. 2, dated December 12, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit 10.14	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.16	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.17	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.18	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.19	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.20	Joint Venture Agreement, dated July 28, 2002, by and among Rayovac Corporation, VARTA AG and ROV German Limited GmbH, as amended (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on October 16, 2002).

Exhibit 10.21	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.22	Lease by and between Rex Realty Co., Lessor, and United Industries Corporation, Lessee, effective December 1, 1995 (filed by incorporation by reference to Exhibit 10.16 to the Form S-4 of United Industries Corporation (SEC file # 333-76055) filed with SEC on April 9, 1999).

Exhibit 10.23	Lease and Agreement between LGH Investment, L.L.C., as Landlord, and Chemical Dynamics, Inc. d/b/a Schultz Company, as Tenant, dated January 18, 2000 (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 10.24	Lease Agreement between Pursell Holdings, LLC, as Lessor, and Sylorr Plant Corp., as Lessee, dated October 3, 2002 (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 10.25	Trademark License and Manufacturing and Supply Agreement by and between United Industries Corporation and Home Depot U.S.A., Inc. effective as of January 1, 2004 (filed by incorporation by reference to Exhibit 10.50 to the Quarterly Report on Form 10-Q of United Industries Corporation (SEC file # 333-76055) for the quarterly period ended March 31, 2004, filed with the SEC on May 14, 2004).

Exhibit 10.26	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.27	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.28	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.29	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.30	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.31	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.32	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.33	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.34	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.35	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 21.1	Subsidiaries of the Registrant*

Exhibit 23.1	Consent of Independant Registered Public Accounting Firm*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith