Form 10-Q
period 2006-01-01
Spectrum Brands, Inc.
filed 2006-02-10
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 3, 2006, was 51,460,048.

SPECTRUM BRANDS, INC

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JANUARY 1, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

January 1, 2006 and September 30, 2005

(Unaudited)

(Amounts in thousands, except per share figures)

	January 1, 2006	September 30, 2005
-ASSETS-
Current assets:
Cash and cash equivalents	$24,419	$29,852
Receivables, less allowance for doubtful accounts of $21,671 and $20,262, respectively	394,944	373,395
Inventories	455,855	451,553
Assets held for sale	106,257	108,174
Prepaid expenses and other	80,399	84,993

Total current assets	1,061,874	1,047,967
Property, plant and equipment, net	301,710	304,323
Goodwill	1,409,873	1,429,017
Intangible assets, net	1,144,630	1,154,397
Deferred charges and other	52,211	47,375
Debt issuance costs	39,105	39,012

Total assets	$4,009,403	$4,022,091

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$45,826	$39,308
Accounts payable	280,949	281,954
Liabilities held for sale	14,601	22,294
Accrued liabilities	237,141	213,820

Total current liabilities	578,517	557,376
Long-term debt, net of current maturities	2,266,352	2,268,025
Employee benefit obligations, net of current portion	78,836	78,510
Other	244,932	275,450

Total liabilities	3,168,637	3,179,361
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 67,311 and 66,625 shares, respectively; outstanding 51,388 and 50,797 shares, respectively	673	666
Additional paid-in capital	639,391	635,309
Retained earnings	269,632	267,315
Accumulated other comprehensive income	4,005	10,260

	913,701	913,550
Less treasury stock, at cost, 15,923 and 15,828 shares, respectively	(72,935)	(70,820)

Total shareholders’ equity	840,766	842,730

Total liabilities and shareholders’ equity	$4,009,403	$4,022,091

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended January 1, 2006 and January 2, 2005

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS
	2006	2005
Net sales	$619,960	$490,769
Cost of goods sold	375,435	292,412
Restructuring and related charges	1,296	—

Gross profit	243,229	198,357
Selling	130,919	100,321
General and administrative	47,467	30,665
Research and development	7,421	6,138
Restructuring and related charges	5,139	—

Total operating expenses	190,946	137,124

Operating income	52,283	61,233
Interest expense	41,458	16,955
Other expense (income), net	1,487	(36)

Income from continuing operations before income taxes	9,338	44,314
Income tax expense	3,269	16,385

Income from continuing operations	6,069	27,929
Loss from discontinued operations, net of tax benefit of $768	(3,752)	—

Net income	$2,317	$27,929

Basic earnings per share:
Weighted average shares of common stock outstanding	49,440	34,229
Income from continuing operations	$0.12	$0.82
Loss from discontinued operations	(0.07)	—

Net income	$0.05	$0.82

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,610	35,540
Income from continuing operations	$0.12	$0.79
Loss from discontinued operations	(0.07)	—

Net income	$0.05	$0.79

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 1, 2006 and January 2, 2005

(Unaudited)

(Amounts in thousands)

	THREE MONTHS
	2006	2005
Cash flows from operating activities:
Net income	$2,317	$27,929
Non-cash adjustments to net income:
Discontinued operations	3,752	—
Depreciation	11,822	9,036
Amortization	5,853	243
Amortization of debt issuance costs	1,546	1,037
Other non-cash adjustments	8,469	7,274
Net changes in operating assets and liabilities, net of acquisitions and discontinued operations	(30,503)	(30,193)

Net cash provided by continuing operating activities	3,256	15,326
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(11,126)	(7,098)
Payment for acquisitions, net of cash acquired	(7,363)	—

Net cash used by investing activities	(18,489)	(7,098)
Cash flows from financing activities:
Reduction of debt	(147,924)	(104,656)
Proceeds from debt financing	159,757	96,739
Debt issuance costs	(1,639)	(74)
Payments on capital lease obligations	(507)	(267)
Stock option income tax benefit	65	1,213
Proceeds from exercise of stock options	283	3,525

Net cash provided (used) by financing activities	10,035	(3,520)
Effect of exchange rate changes on cash and cash equivalents	(235)	1,798

Net (decrease) increase in cash and cash equivalents	(5,433)	6,506
Cash and cash equivalents, beginning of period	29,852	15,789

Cash and cash equivalents, end of period	$24,419	$22,295

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

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. The Company has manufacturing and product development facilities located in the United States, Europe, China and Latin America. The Company’s operating results for the three months ended January 1, 2006 are not necessarily indicative of the results that may be expected for the full year ended September 30, 2006, due to business seasonality.

2 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 1, 2006, and the results of operations and cash flows for the three month periods ended January 1, 2006 and January 2, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2006 and 2005 refer to the fiscal years ended September 30, 2006 and 2005, respectively.

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

The Company’s Condensed Consolidated Financial Statements (unaudited) presented herein include the results of operations for Jungle Laboratories Corporation (“Jungle Labs”) subsequent to the September 1, 2005 date of acquisition, the results of operations for Tetra Holding GmbH (“Tetra”) subsequent to the April 29, 2005

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

date of acquisition and the results of operations for United Industries Corporation (“United”) subsequent to the February 7, 2005 date of acquisition. (See footnote 10, “Acquisitions,” for additional information on the Jungle Labs, Tetra and United acquisitions).

Discontinued Operations: On November 22, 2005, the Company announced the sale of its fertilizer technology and Canadian professional fertilizer products business to Agrium Inc., a leading agricultural retailer and wholesale producer and marketer of agricultural nutrients and industrial products. The sale includes two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. The Company completed the sale on January 25, 2006. Proceeds from the sale, net of selling expenses and contractual working capital adjustments, are expected to total $82,500. See footnote 13, “Subsequent Events,” for additional information.

The Company has reflected the fertilizer technology and Canadian professional fertilizer products operations of Nu-Gro as discontinued operations. The Company discontinued these operations effective September 30, 2005 as part of the United integration initiatives. See footnote 11, “Restructuring and Related Charges,” for additional discussion of United integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended January 1, 2006:

Three Months 2006
Net sales	$12,072

Loss from discontinued operations before income taxes	$(4,520)
Provision for income taxes	768

Loss from discontinued operations (including estimated loss on disposal of $2,448), net of tax	$(3,752)

Depreciation expense associated with discontinued operations	$607

The following table details the components of the Nu-Gro assets and liabilities held for sale at January 1, 2006:

Amount
Trade receivables, net of allowance for doubtful accounts	$15,305
Inventories	16,770
Property, plant and equipment, net	18,384
Goodwill	28,748
Intangible assets, net	21,461
Other current assets	(1,118)

Total assets held for sale	99,550
Accounts payable	4,062
Accrued liabilities and other	3,053
Deferred income taxes	7,486

Total liabilities held for sale	14,601

Total Nu-Gro net assets held for sale	$84,949

The remaining balance in Assets held for sale includes the former Madison, Wisconsin manufacturing facility, the former Remington facility in Bridgeport, Connecticut and a distribution facility in the Dominican Republic.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Shipping and Handling Costs: The Company incurred shipping and handling costs of $42,328 and $21,612 for the three months ended January 1, 2006 and January 2, 2005, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 23% and 21% of the Company’s Net sales during the three month periods ended January 1, 2006 and January 2, 2005, respectively. This major customer also represented approximately 17% and 12% of its trade accounts receivable, net as of January 1, 2006 and September 30, 2005, respectively.

Approximately 49% of the Company’s sales during the three months ended January 1, 2006 occurred outside North America. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock Based Compensation: On October 1, 2005 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three months ended January 1, 2006 was $3,740, or $2,431 net of taxes. These amounts are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (unaudited). The Company expects that total stock compensation expense for 2006 will be approximately $17,000 before the effect of income taxes. As of January 1, 2006 there was $45,729 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

The Company uses or has used two forms of stock based compensation. Shares of restricted stock have been awarded to certain employees and members of management since fiscal 2001. Restricted stock is now the only form of stock based compensation used by the Company. Prior to the fourth quarter of fiscal 2004, the Company also issued stock options to employees, some of which remained unvested at the adoption date of SFAS 123(R).

Stock options previously awarded generally vest under a combination of time-based and performance-based vesting criteria. Under the time-based vesting, the stock options become exercisable primarily in equal increments over a three year period, while under the performance-based vesting such options become exercisable over the same time period or one year after, if certain performance criteria are not met. The exercise period for all stock options does not exceed ten years from the date of grant.

Restricted stock shares generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares vest on a pro rata basis over either a three or four year vesting period and the remaining 50% vest over the same time period or one year after, if certain performance criteria are not met.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company currently has two active incentive plans under which additional shares may be issued. In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Up to 5,000 shares of Common stock may be issued under the 1997 Plan, which expires in August 2007. As of January 1, 2006, there were options with respect to 1,557 shares of common stock outstanding under the 1997 Plan. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, which expires in July 2014. As of January 1, 2006, 1,769 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan. The 2004 Plan expires on July 31, 2014.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested restricted stock as of September 30, 2005, and changes during the three-month period ended January 1, 2006, is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2005	1,783	$26.87	$47,910
Granted	670	19.87	13,316
Vested	(479)	15.42	(7,388)
Forfeited	(18)	20.89	(376)

Restricted stock at January 1, 2006	1,956	$27.33	$53,462

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to that date, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income from continuing operations before income taxes and net income for the period ended January 1, 2006, was $203 and $132 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the period ended January 1, 2006 would have remained at $0.05, if the Company had not adopted SFAS 123(R). Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on October 1, 2005 the Company changed its cash flow presentation in accordance with SFAS 123(R) which requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company estimated the fair value of its previously granted option awards using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following years:

Black-Scholes Option Valuation Assumptions	2005	2004	2003
Fair value of options granted during the period	$—	$7.79	$5.99
Expected term (in years)	—	6	8
Expected volatility	—	41.4%	40.3%
Expected dividend yield	—	—	—
Risk free rate	—	3.79%	3.36%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans during the three months ended January 2, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the three months ended January 2, 2005:

Three Months 2005
Net income, as reported	$27,929

Add: Stock-based compensation expense included in reported net income, net of tax	1,320
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,818)

Pro forma net income	$27,431

Basic earnings per share as reported	$0.82
Basic earnings per share pro forma	$0.80
Diluted earnings per share as reported	$0.79
Diluted earnings per share pro forma	$0.77

The following table summarizes the stock option transactions for the three months ended January 1, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at October 1, 2005	1,988	$14.64	$16,938
Granted	—	—	—
Exercised	(22)	12.96	158
Forfeited	(19)	13.21	131

Outstanding at January 1, 2006	1,947	$14.68	$10,611

Exercisable at January 1, 2006	1,646	$14.72	$8,905

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes information about options outstanding and options outstanding and exercisable as of January 1, 2006:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	0.70 years	$4.39	149	$4.39
$11.32 – $15.00	1,298	6.42	13.41	1,036	13.50
$16.19 – $21.50	222	3.02	18.82	199	18.66
$21.63 – $28.70	278	3.59	22.78	262	22.46

	1,947	5.19	$14.68	1,646	$14.72

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three months ended January 1, 2006 and January 2, 2005, respectively, $87 and $826 of pretax derivative losses from such hedges were recorded as an adjustment to Interest expense. During the three months ended January 1, 2006 and January 2, 2005, respectively, $431 of gains and $98 of losses were recorded as pretax adjustments to Interest expense for ineffectiveness from such hedges and included in the amounts above. At January 1, 2006, the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.81% for a notional principal amount of $100,000 through April 2007, 4.15% for a notional principal amount of $175,000 through September 2007 and 4.46% for a notional principal amount of $170,000 through October 2008. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 2.68% for a notional principal amount of €60,000 through September 2007 and 2.68% for a notional principal amount of €220,000 through September 2008. The derivative net gain on these contracts recorded in AOCI at January 1, 2006 was $3,959, net of tax expense of $2,427. At January 1, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $1,172, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars or Canadian Dollars. These foreign exchange contracts are cash flow hedges of forecasted product or raw material purchases. Until the purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of goods sold. During the three months ended January 1, 2006 and January 2, 2005, respectively, $43 and $0 of pretax derivative gains from such hedges were recorded as an adjustment to Cost of good sold. Following the purchase, subsequent changes in the fair value of the derivative

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related liability recorded in the Condensed Consolidated Balance Sheet (unaudited). During the three months ended January 1, 2006 and January 2, 2005, respectively, $40 and $0 of pretax derivative gains from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the three months ended January 1, 2006 and January 2, 2005 was immaterial. At January 1, 2006 and September 30, 2005, respectively, the Company had $27,300 and $0 of such foreign exchange derivative contracts outstanding. The derivative net gain on these contracts recorded in AOCI at January 1, 2006 was $400, net of tax expense of $207. At January 1, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $400, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During the three months ended January 1, 2006 and January 2, 2005, respectively, $258 and $0 of pretax derivative losses from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the three months ended January 1, 2006 and January 2, 2005 was immaterial. At January 1, 2006 and September 30, 2005, $17,987 and $0, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The swaps are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the swaps are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three months ended January 1, 2006 and January 2, 2005, respectively, $472 and $206 of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity. The hedges are generally highly effective, however, during the three months ended January 1, 2006 and January 2, 2005, $24 and $0 of pretax derivative losses were recorded as an adjustment to Cost of goods sold for ineffectiveness. At January 1, 2006, the Company had a series of such swap contracts outstanding through May 2006, with a contract value of $10,213. The derivative net loss on these contracts recorded in AOCI at January 1, 2006 was $43, net of tax benefit of $27. At January 1, 2006, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $43, net of tax.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

3 OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income for the three months ended January 1, 2006 and January 2, 2005 are as follows, net of tax:

	Three Months
	2006	2005
Net income	$2,317	$27,929
Other comprehensive income:
Foreign currency translation	(8,774)	23,369
Adjustment of additional minimum pension liability	163	1,078
Net unrealized gain on derivative instruments	2,356	1,495

Net change to derive comprehensive income for the period	(6,255)	25,942

Comprehensive (loss) income	$(3,938)	$53,871

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three months ended January 1, 2006 and January 2, 2005 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4 WEIGHTED AVERAGE SHARES OUTSTANDING

Net income per common share for the three months ended January 1, 2006 and January 2, 2005 is calculated based upon the following number of shares:

	Three Months
	2006	2005
Basic	49,440	34,229
Effect of restricted stock and assumed conversion of stock options	1,170	1,311

Diluted	50,610	35,540

5 INVENTORIES

Inventories consist of the following:

	January 1, 2006	September 30, 2005
Raw material	$124,571	$117,175
Work-in-process	36,970	37,931
Finished goods	294,314	296,447

	$455,855	$451,553

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6 ACQUIRED INTANGIBLE ASSETS AND GOODWILL

Intangible assets consist of the following:

	North America	Europe/ROW	Latin America	Global Pet	Total
Goodwill:
Balance as of September 30, 2005	$1,113,397	$104,324	$111,572	$99,724	$1,429,017
Goodwill recognized during period	—	—	—	—	—
Purchase price allocation during period	(8,881)	—	—	346	(8,535)
Effect of translation	144	(1,261)	(2,984)	(6,508)	(10,609)

Balance as of January 1, 2006	$1,104,660	$103,063	$108,588	$93,562	$1,409,873

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2005	$305,100	$156,390	$113,142	$332,863	$907,495
Additions	9	—	—	—	9
Purchase price allocation during period	—	—	—	—	—
Effect of translation	—	(2,496)	(1,348)	—	(3,844)

Balance as of January 1, 2006	$305,109	$153,894	$111,794	$332,863	$903,660

Intangible Assets Subject to Amortization
Balance as of September 30, 2005, gross	$95,553	$13,681	$—	$150,006	$259,240
Less: Accumulated amortization	(6,888)	(1,940)	—	(6,702)	(15,530)

Balance as of September 30, 2005, net	88,665	11,741	—	143,304	243,710
Additions	—	—	—	62	62
Amortization during period	(2,382)	(241)	—	(3,230)	(5,853)
Effect of translation	22	(147)	—	—	(125)

Balance as of January 1, 2006, net	$86,305	$11,353	$—	$140,136	$237,794

Pension Intangibles
Balance as of January 1, 2006	$3,176	$—	$—	$—	$3,176

Total Intangible Assets, net	$394,590	$165,247	$111,794	$472,999	$1,144,630

Intangible assets subject to amortization include technology assets, trade names and customer lists. The carrying value of technology assets was $39,035, net of accumulated amortization of $4,422 at January 1, 2006 and $40,082, net of accumulated amortization of $3,524 at September 30, 2005. The trade names subject to amortization relate to United. The carrying value of these trade names was $8,201, net of accumulated amortization of $2,769 at January 1, 2006 and $9,064, net of accumulated amortization of $1,886 at September 30, 2005. Remaining intangible assets subject to amortization include customer relationship intangibles. Of the intangible assets acquired in the United and Jungle Labs acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life. The pension intangible asset totaled $3,191 at September 30, 2005.

The purchase price allocations for the Tetra and Jungle Labs acquisitions are based on preliminary estimates and are pending finalization of the valuation of property, plant and equipment, inventory and intangibles. The purchase price allocation for the United acquisition will be finalized upon the final valuation of certain assets and liabilities pursuant to the Company’s exit plan. Future allocations of the United, Tetra and Jungle Labs purchase prices may impact the amount and segment allocation of goodwill.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Amortization expense for the three months ended January 1, 2006 and January 2, 2005 is as follows:

	Three Months
	2006	2005
Proprietary technology amortization	$898	$185
Customer list amortization	4,072	58
Trade names amortization	883	—

	$5,853	$243

The Company estimates annual amortization expense for the next five fiscal years will approximate $23,500 per year.

7 DEBT

Debt consists of the following:

	January 1, 2006		September 30, 2005
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, U.S. Dollar, expiring February 6, 2012	650,088	6.5%	651,725	5.8%
Term Loan, Canadian Dollar, expiring February 6, 2012	74,384	5.6%	74,081	4.9%
Term Loan, Euro, expiring February 6, 2012	134,953	4.9%	137,142	4.7%
Term Loan, Euro Tranche B, expiring February 6, 2012	332,889	4.5%	338,288	4.4%
Revolving Credit Facility, expiring February 6, 2011	9,200	—	—	—
Other notes and obligations	43,981	—	38,701	—
Capitalized lease obligations	16,683	—	17,396	—

	2,312,178		2,307,333
Less current maturities	45,826		39,308

Long-term debt	$2,266,352		$2,268,025

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding.

The Company’s senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of $1,492,314 consisting of a $650,088 U.S. Dollar Term Loan, a €114,000 Term Loan (USD $134,953 at January 1, 2006), a Tranche B €281,202 Term Loan (USD $332,889 at January 1, 2006), a Canadian Dollar 87,012 Term Loan (USD $74,384 at January 1, 2006), and a revolving credit facility of $300,000 (the “Revolving Credit Facility”). There was $9,200 outstanding under the Revolving Credit Facility at January 1, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros and the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35,000.

Approximately $254,737 remains available under the Revolving Credit Facility as of January 1, 2006, net of approximately $36,063 of outstanding letters of credit.

The Company was in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes that were in effect as of and during the period ended January 1, 2006. During the first quarter, the Company reached agreement with its creditors to amend its leverage and interest charge covenants associated with the Senior Credit Facilities for subsequent periods. In connection with this amendment, interest costs on the Company’s existing U.S. Dollar and Canadian Dollar term loans increased by 25 basis points as the

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

spread between the base rate and the rate paid by the Company increased from 2.00% to 2.25%. In connection with the amendment, the Company incurred approximately $2,100 of fees which are being amortized over the remaining term of the Senior Credit Facilities.

8 EMPLOYEE BENEFIT PLANS

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2005, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 90 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. plans are equal to the actuarial recommendations or statutory requirements in other countries.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and are therefore not included in the information presented below.

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

The Company’s results of operations for the three months ended January 1, 2006 and January 2, 2005, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months
Components of net periodic pension and deferred compensation benefit cost	2006	2005
Service cost	$1,066	$405
Interest cost	1,367	1,038
Expected return on assets	(959)	(522)
Amortization of prior service cost	96	89
Amortization of transition obligation	8	11
Amortization of net actuarial loss	328	146

Net periodic benefit cost	$1,906	$1,167

	Three Months
Pension and deferred compensation contributions	2006	2005
Contributions made during period	$1,003	$263

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three months ended January 1, 2006 were $1,482.

9 SEGMENT RESULTS

Effective October 1, 2005, the Company began managing operations in four reportable segments: (i) North America, which consists of the legacy business (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada and the acquired United lawn and garden and household insect control business (“North America”); (ii) Latin America, which consists of the legacy business in Mexico, Central America, South America and the Caribbean (“Latin America”); (iii) Europe/Rest of World, which consists of the legacy business in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts legacy business (“Europe/ROW”); and (iv) Global Pet, which consists of the acquired United Pet Group business, the acquired global Tetra business and the acquired Jungle Labs business (“Global Pet”).

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each reportable segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that segment plus the financial results of that segment.

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

All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three months ended January 1, 2006 and January 2, 2005, and at January 1, 2006 and September 30, 2005 is as follows:

	Three Months
	2006	2005
Net sales to external customers
North America	$244,598	$215,814
Europe/ROW	182,673	222,272
Latin America	59,987	52,683
Global Pet	132,702	—

Total segments	$619,960	$490,769

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	Three Months
	2006	2005
Intersegment net sales
North America	$10,958	$10,541
Europe/ROW	3,640	4,524
Latin America	675	31
Global Pet	—	—

Total segments	$15,273	$15,096

	Three Months
	2006	2005
Segment profit
North America	$24,840	$41,282
Europe/ROW	30,568	35,959
Latin America	6,651	5,761
Global Pet	20,200	—

Total segments	82,259	83,002
Corporate expense	23,541	21,769
Restructuring and related charges	6,435	—
Interest expense	41,458	16,955
Other expense (income), net	1,487	(36)

Income from continuing operations before income taxes	$9,338	$44,314

	January 1, 2006	September 30, 2005
Segment total assets
North America	$2,244,853	$2,246,381
Europe/ROW	542,087	563,309
Latin America	375,662	368,499
Global Pet	781,460	790,902

Total segments	3,944,062	3,969,091
Corporate	65,341	53,000

Total assets at period end	$4,009,403	$4,022,091

10 ACQUISITIONS

Acquisition of Jungle Labs

On September 1, 2005, the Company acquired Jungle Labs for approximately $29,000, which includes $26,000 cash consideration at closing, $1,000 paid after closing, acquisition related expenditures of $200 and $2,000 of non-compete arrangements to be earned and paid through August 31, 2007. Cash acquired totaled approximately $600. The purchase agreement also contains a provision for contingent earnout payments not to exceed $3,500. The total earnout calculation is based upon net sales of Jungle Labs products through August 31, 2007. Such amounts to be paid, if any, will be recorded as additional acquisition consideration. Based in San Antonio, Texas, Jungle Labs is a leading manufacturer and marketer of premium water and fish care products,

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

including water conditioners, plant and fish foods, fish medications and other products designed to maintain an optimal environment in aquariums or ponds. Jungle Labs generates annual revenues of approximately $14,000. Effective October 1, 2005, the financial results of Jungle Labs are included in the Global Pet business segment within the Company’s condensed consolidated results. The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired which may impact the estimates of the fair value of net assets acquired in the transaction. None of the goodwill acquired in this transaction is expected to be deductible in the determination of income taxes.

Acquisition of Tetra

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra for a purchase price of approximately $550,000, net of cash acquired of approximately $13,000 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16,100. Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. Tetra operates in over 90 countries and holds leading market positions in Europe, North America and Japan. Effective October 1, 2005, the financial results of Tetra are included in the Global Pet business segment within the Company’s condensed consolidated results. The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired which may impact the estimates of the fair value of net assets acquired in the transaction. None of the goodwill acquired in this transaction is expected to be deductible in the determination of income taxes.

Acquisition of United

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden care and household insect control markets in North America and a leading supplier of quality products to the pet supply industry in the United States. Effective October 1, 2005, the financial results of the acquired lawn and garden and household insect control businesses of United are included in the North America business segment, and the financial results of the United Pet Group of United are included in the Global Pet segment within the Company’s condensed consolidated results.

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

The following table summarizes restructuring and related charges incurred by segment for the three months ended January 1, 2006:

Three Months 2006
Cost of goods sold:
North America	$—
Europe/ROW	782
Latin America	—
Global Pet	514

Total restructuring and related charges in cost of goods sold	1,296
Operating expenses:
North America	3,969
Europe/ROW	514
Latin America	—
Global Pet	656

Total restructuring and related charges in operating expenses	5,139

Total restructuring and related charges	$6,435

No restructuring and related charges were incurred during the three months ended January 2, 2005.

2006 Restructuring Initiatives

The Company has implemented a series of actions in Europe to reduce operating costs and rationalize the Company’s operating structure. Total costs associated with these initiatives, expected to be completed by June 2007, relate primarily to severance related costs and are expected to be approximately $6,000.

The following table summarizes the accrual balance and activity that occurred during the three months ended January 1, 2006 associated with the 2006 Restructuring Initiatives:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$—	$—	$—
Provisions	736	—	736
Cash expenditures	(109)	—	(109)

Accrual balance at January 1, 2006	$627	$—	$627

Expensed as incurred	$106	$—	$106

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2005 Restructuring Initiatives

In April 2005, the Company announced the closure of its Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative are expected to total approximately $12,000. The Company incurred $454 of pretax restructuring and related charges during the three months ended January 1, 2006 in connection with this closure. Approximately $1,000 is expected to be incurred during the remainder of fiscal 2006.

In connection with the February 2005 acquisition of United, the Company announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home & Garden administrative services, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s administrative and manufacturing and distribution facilities. These restructuring initiatives are ongoing and are expected to continue through at least fiscal 2007.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville, and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s accounting, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate finance functions were combined directly into Spectrum’s global headquarters in Atlanta. Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager based in Toronto. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as the Company begins to optimize its pet operations, two pet supplies facilities in Brea, California and Hazleton, California were closed in 2005 as part of the restructuring plan for United.

The Company incurred $4,839 of pretax restructuring and related charges during the three months ended January 1, 2006 in connection with its integration of United’s lawn and garden, household insect control and pet operations. The Company’s integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through at least fiscal 2007, resulting in expected cost savings estimated at over $100,000 per year when fully realized, $35,000 of which are expected to be realized in fiscal 2006. Costs associated with integration efforts are expected to total approximately $75,000, of which approximately $45,000 will be cash costs and $30,000 will be non-cash. In fiscal 2006, the Company expects to incur approximately $35,000 to $40,000 of costs associated with the integration, which includes approximately $20,000 to $25,000 of cash costs.

The following table summarizes the remaining accrual balance and activity that occurred during the three months ended January 1, 2006 associated with the 2005 Restructuring Initiatives:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$15,974	$86	$16,060
Provisions	1,910	300	2,210
Cash expenditures	(4,420)	(168)	(4,588)

Accrual balance at January 1, 2006	$13,464	$218	$13,682

Expensed as incurred	$2,536	$847	$3,383

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

12 COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,650, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

In November 2005, the Company received a request for information from the U.S. Attorney’s Office for the Northern District of Georgia. On December 12, 2005, the Company received a request for the same information from the Atlanta District Office of the SEC. The U.S. Attorney’s Office and the SEC are investigating the Company’s July 28, 2005 disclosure regarding its results for the third quarter ended July 3, 2005 and the Company’s revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. The U.S. Attorney’s Office and the SEC are also investigating the extent to which the Company’s senior management sold shares in the thirty-day period preceding the July 28, 2005 and September 7, 2005 disclosures. The Company is cooperating fully with the investigations. The Company is unable to predict the outcome of the investigations or the timing of their resolution at this time.

The Company, along with certain Executive Officers, are defendants in a purported class action lawsuit, filed in the U.S. District Court for the Northern District of Georgia. The lawsuit generally alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. The Company believes that this action is without merit and intends to contest it vigorously. At this stage of the litigation, the Company cannot make any estimate of a potential loss or range of loss. See Item 1., “Legal Proceedings,” included in Part II - Other Information for further information regarding this action.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Such litigation includes legal proceedings with Philips in Europe with respect to trademark or other intellectual property rights and patent infringement claims by the Gillette Company and its subsidiary Braun GmbH. With respect to the Braun suit, the Company reached a settlement under which it entered into a licensing agreement for the period from November 15, 2005 through January 27, 2015. Under the terms of the agreement, the Company paid Gillette $4,000 for the right to use certain patented technology through January 2015 and will pay royalties of five dollars per unit containing the patented technology and sold in the United States during the term of the licensing agreement. With respect to the remaining items, in the opinion of management, it is either not likely or premature to determine whether such matters will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

13 SUBSEQUENT EVENTS

On November 22, 2005, the Company announced the sale of its fertilizer technology and Canadian professional fertilizer products business to Agrium Inc. The sale includes two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. The Company completed the sale on January 25, 2006. Proceeds from the sale, net of selling expenses and contractual working capital adjustments, are expected to total $82,500.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

14 NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” (“FSP 123(R)-3”). FSP 123(R)-3 requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R), “Share-Based Payment,” or the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in FSP 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of FSP 123(R)-3 to evaluate its available transition alternatives and make its one-time election. FSP 123(R)-3 became effective in November 2005. The Company continues to evaluate the impact that the adoption of FSP 123(R)-3 could have on its financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. The Company is currently evaluating FSP FAS 109-2 and does not expect it to have a material impact on its financial condition, results of operations or cash flows.

15 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the acquisitions of Remington, United, Tetra and Jungle Labs, the Company completed debt offerings of Senior Subordinated Notes. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

The following condensed consolidating financial data illustrates the components of the Condensed Consolidated Financial Statements (unaudited). Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate condensed consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

January 1, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$6,859	$1,549	$16,011	$—	$24,419
Receivables, net	163,404	136,097	266,743	(171,300)	394,944
Inventories	216,466	52,050	200,609	(13,270)	455,855
Assets held for sale	3,873	99,550	2,834	—	106,257
Prepaid expenses and other	42,908	7,081	28,656	1,754	80,399

Total current assets	433,510	296,327	514,853	(182,816)	1,061,874
Property, plant and equipment, net	113,831	23,109	164,770	—	301,710
Goodwill	1,206,814	(406,032)	606,767	2,324	1,409,873
Intangible assets, net	467,898	485,000	191,920	(188)	1,144,630
Deferred charges and other	145,616	314,152	(609,898)	202,341	52,211
Debt issuance costs	39,105	—	—	—	39,105
Investments in subsidiaries	4,909,338	4,577,864	3,761,831	(13,249,033)	—

Total assets	$7,316,112	$5,290,420	$4,630,243	$(13,227,372)	$4,009,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,174	$26	$36,626	$—	$45,826
Accounts payable	295,926	165,372	27,891	(208,240)	280,949
Liabilities held for sale	—	14,601	—	—	14,601
Accrued liabilities	89,335	28,260	119,546	—	237,141

Total current liabilities	394,435	208,259	184,063	(208,240)	578,517
Long-term debt, net of current maturities	2,246,144	(9,902)	(249,117)	279,227	2,266,352
Employee benefit obligations, net of current portion	30,735	4,241	43,860	—	78,836
Other	(7,125)	178,484	73,573	—	244,932

Total liabilities	2,664,189	381,082	52,379	70,987	3,168,637
Shareholders’ equity:
Common stock	673	98	536,263	(536,361)	673
Additional paid-in capital	639,273	719,464	4,309,825	(5,029,171)	639,391
Retained earnings	331,602	402,478	191,202	(655,650)	269,632
Accumulated other comprehensive income	3,753,310	3,787,298	(459,426)	(7,077,177)	4,005

	4,724,858	4,909,338	4,577,864	(13,298,359)	913,701
Less treasury stock, at cost	(72,935)	—	—	—	(72,935)

Total shareholders’ equity	4,651,923	4,909,338	4,577,864	(13,298,359)	840,766

Total liabilities and shareholders’ equity	$7,316,112	$5,290,420	$4,630,243	$(13,227,372)	$4,009,403

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Months Ended January 1, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$220,864	$117,751	$311,137	$(29,792)	$619,960
Cost of goods sold	135,071	82,574	187,764	(29,974)	375,435
Restructuring and related charges	—	514	782	—	1,296

Gross profit	85,793	34,663	122,591	182	243,229
Operating expenses:
Selling	50,980	15,450	64,582	(93)	130,919
General and administrative	30,223	3,065	14,179	—	47,467
Research and development	5,204	1,277	940	—	7,421
Restructuring and related charges	3,969	656	514	—	5,139

	90,376	20,448	80,215	(93)	190,946
Operating (loss) income	(4,583)	14,215	42,376	275	52,283
Interest expense	39,191	5	2,262	—	41,458
Other (income) expense, net	(37,900)	(20,015)	3,822	55,580	1,487

(Loss) income from continuing operations before income taxes	(5,874)	34,225	36,292	(55,305)	9,338
Income (benefit) tax expense	(11,042)	2,941	11,370	—	3,269

Income from continuing operations	5,168	31,284	24,922	(55,305)	6,069
Loss from discontinued operations	(3,164)	(588)	—	—	(3,752)

Net income	$2,004	$30,696	$24,922	$(55,305)	$2,317

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Months Ended January 1, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by continuing operating activities	$(149,665)	$111,260	$41,661	$—	$3,256
Cash flows from investing activities:
Purchases of property, plant and equipment, net	(4,802)	(446)	(5,878)	—	(11,126)
Intercompany investments	(243,728)	—	243,728	—	—
Payments for acquisitions, net of cash acquired	(7,363)	—	—	—	(7,363)

Net cash used by investing activities	(255,893)	(446)	237,850	—	(18,489)
Cash flows from financing activities:
Reduction of debt	(137,270)	—	(10,654)	—	(147,924)
Proceeds from debt financing	143,660	—	16,097	—	159,757
Debt issuance costs	(1,639)	—	—	—	(1,639)
Payments on capital lease obligations	—	—	(507)	—	(507)
Stock option income tax benefit	65	—	—	—	65
Proceeds from exercise of stock options	283	—	—	—	283
Proceeds from (advances related to) intercompany transactions	391,562	(111,922)	(279,640)	—	—

Net cash provided (used) by financing activities	396,661	(111,922)	(274,704)	—	10,035
Effect of exchange rate changes on cash and cash equivalents	—	—	(235)	—	(235)

Net (decrease) increase in cash and cash equivalents	(8,897)	(1,108)	4,572	—	(5,433)
Cash and cash equivalents, beginning of period	15,756	2,657	11,439	—	29,852

Cash and cash equivalents, end of period	$6,859	$1,549	$16,011	$—	$24,419

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

On November 22, 2005, we entered into an agreement with Agrium Inc. to sell our fertilizer technology and Canadian professional fertilizer products business to Agrium. The transaction closed on January 25, 2006. Proceeds from the sale, net of selling expenses and contractual working capital adjustments, are expected to total $82.5 million. This divestiture allows us to focus on our primary growth strategy of marketing branded consumer products to retailers. Proceeds from the sale will be used to reduce our outstanding debt. As part of the transaction, we have signed strategic multi-year reciprocal supply agreements with Agrium. We expect the transaction to be slightly dilutive to fiscal 2006 earnings. The transaction and the assumed dilution were incorporated into our previous earnings guidance for fiscal 2006. (See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations,” for additional information regarding this divestiture).

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

Results of Operations

Fiscal Quarter Ended January 1, 2006 Compared to Fiscal Quarter Ended January 2, 2005

Year over year historical comparisons are influenced by our acquisitions of United and Tetra, acquired on February 7, 2005 and April 29, 2005, respectively, which are included in our current year Condensed Consolidated Statement of Operations (unaudited) but not in prior year results. See footnote 10 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Acquisitions,” for additional information regarding these acquisitions.

During the three months ended January 1, 2006 (the “Fiscal 2006 Quarter”), the fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro were presented as discontinued operations consistent with our decision to sell this business. Consequently, the results of these discontinued operations for the Fiscal 2006 Quarter are reflected in our Condensed Consolidated Statements of Operations (unaudited) as discontinued operations. As a result, and unless specifically stated, all discussions regarding our Fiscal 2006 Quarter reflect results for our continuing operations.

Net Sales. Net sales for the Fiscal 2006 Quarter increased to $620 million from $491 million during the three months ended January 2, 2005 (the “Fiscal 2005 Quarter”), reflecting a 26% increase. The increase is due to sales of products of the companies acquired in fiscal 2005 partially offset by declines in our legacy battery, shaving and grooming and personal care products. Net sales by product line for the Fiscal 2006 Quarter and Fiscal 2005 Quarter are as follows (in millions):

	Fiscal Quarter
	2006	2005
Product line net sales
Batteries	$259	$300
Lights	25	26
Shaving and grooming	102	111
Personal care	48	54
Lawn and garden	39	—
Household insect control	14	—
Pet products	133	—

Total Net sales to external customers	$620	$491

The decline in our battery sales was primarily driven by the transition to a new alkaline marketing strategy in North America centered around an improved value position. The transition to this new product positioning took longer than initially anticipated partially due to the continued focus on reducing inventory at retail by our customers. Sales of all products in Europe declined as well, as an overall stagnant economic and consumer spending environment coupled with a continuing shift from branded product sales to private label sales continue to hamper sales. Lastly, unfavorable foreign exchange translation accounted for approximately $8 million of the decline in consolidated legacy product line net sales.

Gross Profit. Our gross profit margin for the Fiscal 2006 Quarter decreased to 39.2% from 40.4% in the Fiscal 2005 Quarter. The decline in gross margin is primarily attributable to the composition of our business this quarter. With battery sales volume down, battery gross profit was negatively impacted on an absolute and a percentage basis. In addition, the lawn and garden business’s margins are typically lower than our legacy battery margins. Raw material cost inflation had a negative impact on gross margin as well. Zinc continues to be our largest commodity exposure, with current per metric ton pricing significantly higher than last year. Lastly, restructuring and related charges also negatively impacted gross profit margin by approximately 20 basis points.

Operating Income. Our operating income for the Fiscal 2006 Quarter decreased to $52 million from $61 million in the Fiscal 2005 Quarter. The decrease was primarily attributable to lower sales and related gross margin pressures as well as restructuring and related charges of approximately $6.4 million incurred during the Fiscal 2006 Quarter in connection with our integration initiatives. See the “Restructuring and Related Charges” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included below as well as footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding these restructuring and related charges.

Net Income. Our net income for the Fiscal 2006 Quarter decreased to $2 million from net income of $28 million for the Fiscal 2005 Quarter. In addition to the items discussed above, our net income was negatively impacted by higher interest expense of approximately $24 million associated with increased debt levels resulting from the acquisitions of United and Tetra. Net income benefited slightly due to a reduction in our overall effective tax rate from approximately 37% in the Fiscal 2005 Quarter to approximately 35% in the Fiscal 2006 Quarter.

Discontinued Operations. Our loss from discontinued operations of $3.8 million, net of tax for the Fiscal 2006 Quarter reflects the operating results of our discontinued fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro. An estimated loss on the sale of these businesses of approximately $2.4 million, net of tax, is included in the total loss for the Fiscal 2006 Quarter. See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” for additional information regarding these discontinued operations. There were no discontinued operations in the Fiscal 2005 Quarter.

Segment Results. Effective October 1, 2005, we began managing operations in four reportable segments: (i) North America, which consists of the legacy business (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada and the acquired United lawn and garden and household insect control business; (ii) Latin America, which consists of the legacy business in Mexico, Central America, South America and the Caribbean; (iii) Europe/ROW, which consists of the legacy business in the United Kingdom, continental Europe, China, Australia and all other countries in which we conduct legacy business; and (iv) Global Pet, which consists of the acquired United Pet Group business, the acquired global Tetra business and the acquired Jungle Labs business.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each reportable segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that segment plus the financial results of that segment. Financial information pertaining to our geographic regions is contained in footnote 9 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Segment Results.”

We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes expense associated with purchasing, corporate general and administrative areas and research and development.

North America

	Fiscal Quarter
	2006	2005
	(in millions)
Net sales to external customers	$245	$216
Segment profit	$25	$41
Segment profit as a % of net sales	10.2%	19.0%
Assets as of January 1, 2006 and September 30, 2005	$2,245	$2,246

Our net sales to external customers in the Fiscal 2006 Quarter increased to $245 million from $216 million during the Fiscal 2005 Quarter. This 13% increase was primarily due to the inclusion of the acquired United lawn and garden and household insect control business which contributed $52 million to net sales. Our battery sales in North America declined by $23 million, driven by the finalization of a new Rayovac marketing strategy centered around an improved value position which has taken longer than anticipated.

Our profitability in the Fiscal 2006 Quarter decreased to $25 million from $41 million in the Fiscal 2005 Quarter. This 39% decrease was primarily due to the impact of lower battery sales and seasonal losses in the acquired lawn and garden category. Operating expenses as a percentage of net sales increased to approximately 28.3% of net sales in the Fiscal 2006 Quarter from approximately 21.1% of net sales in the Fiscal 2005 Quarter. This increase was driven primarily by the seasonally low sales in the acquired lawn and garden business as well as the impact of decreased battery sales.

Our assets as of January 1, 2006 decreased slightly to $2,245 million from $2,246 million at September 30, 2005. Intangible assets at January 1, 2006 are approximately $1,499 million and primarily relate to the United and Remington acquisitions.

Europe/ROW

	Fiscal Quarter
	2006	2005
	(in millions)
Net sales to external customers	$183	$222
Segment profit	$31	$36
Segment profit as a % of net sales	16.9%	16.2%
Assets as of January 1, 2006 and September 30, 2005	$542	$563

Our net sales to external customers in the Fiscal 2006 Quarter decreased to $183 million from $222 million during the Fiscal 2005 Quarter, representing an 18% decrease. Unfavorable foreign exchange translation accounted for $13 million of the decline. The battery business in continental Europe has been negatively impacted by a stagnant economy and a continuing shift to private label sales. Our Fiscal 2006 Quarter net sales were negatively impacted as a result of our decision to terminate our supply of certain low margin private label business. Further impacting Fiscal 2006 Quarter net sales was our decision to reduce our support of in-country battery sales in China to include only the largest, most profitable customers in order to divert lower cost batteries to support our business in Latin America and Europe. Sales of our Remington branded shaving, grooming and personal care products declined as well as we were unable to anniversary the strong Fiscal 2005 Quarter sales resulting from the successful launch of a personal care product in the United Kingdom.

Our operating profitability in the Fiscal 2006 Quarter decreased to $31 million from $36 million in the Fiscal 2005 Quarter. The profitability decrease was primarily driven by lost gross margin as a result of the sales decline. Segment profitability as a percentage of sales increased to 16.9% in 2006 as compared with 16.2% in the comparable period last year as a result of our ability to reduce operating expenses as sales declined. Operating expenses as a percentage of net sales declined to approximately 23.4% of net sales in the Fiscal 2006 Quarter from approximately 25.6% of net sales in the Fiscal 2005 Quarter.

As a result of our continued concern regarding the European economy and the continued shift from branded alkaline batteries to private label, we announced a series of actions in Europe to reduce operating costs and rationalize our operating structure. When fully realized, we estimate our annual savings as a result of these initiatives will total approximately €15 million ($18 million). Total costs associated with these initiatives, expected to be completed by June 2007, relate primarily to severance related costs and are expected to total approximately €5 million ($6 million).

Our assets as of January 1, 2006 decreased to $542 million from $563 million at September 30, 2005. The decrease is primarily attributable to the impact of foreign currency translation, which reduced assets by approximately 2% in the quarter. Intangible assets are approximately $268 million and primarily relate to the VARTA and Ningbo acquisitions.

Latin America

	Fiscal Quarter
	2006	2005
	(in millions)
Net sales to external customers	$60	$53
Segment profit	$7	$6
Segment profit as a % of net sales	11.7%	11.3%
Assets as of January 1, 2006 and September 30, 2005	$376	$369

Our net sales to external customers in the Fiscal 2006 Quarter increased to $60 million from $53 million in the Fiscal 2005 Quarter reflecting a 13% increase. Favorable currency translation accounted for $4 million of the increase. Additionally, the introduction of Remington branded products throughout the region, as well as modest growth in our general battery business, are reflected in the sales increase for the Fiscal 2006 Quarter. Sales of Remington products totaled approximately $3 million in the Fiscal 2006 Quarter and are expected to continue to grow in fiscal 2006, the result of geographic expansion.

Our profitability in the Fiscal 2006 Quarter increased to $7 million from $6 million in the Fiscal 2005 Quarter. Our profitability margins in the Fiscal 2006 Quarter increased to 11.7% from 11.3% in the same period last year as we realized higher alkaline battery gross margins and incremental margins due to the Remington product sales. Operating expenses as a percentage of net sales increased to approximately 30.0% of net sales in the Fiscal 2006 Quarter from approximately 29.4% of net sales in the Fiscal 2005 Quarter. Excluding the benefit of a $1.6 million gain on the sale of a building in Mexico in the Fiscal 2005 Quarter, operating expenses as a percentage of net sales declined from 32.4% of net sales in the Fiscal 2005 Quarter to 30.0% of net sales in the Fiscal 2006 Quarter.

Our assets as of January 1, 2006 increased to $376 million from $369 million at September 30, 2005. The increase in assets is primarily attributable to the impact of foreign currency translation. Intangible assets total approximately $220 million and primarily relate to the ROV Ltd. acquisition completed in fiscal 1999 and the fiscal 2004 Microlite acquisition.

Global Pet

	Fiscal Quarter
	2006	2005
	(in millions)
Net sales to external customers	$133	$—
Segment profit	$20	$—
Segment profit as a % of net sales	15.0%	—
Assets as of January 1, 2006 and September 30, 2005	$781	$791

Our net sales to external customers in the Fiscal 2006 Quarter were $133 million. Excluding unfavorable currency translation of $3 million, Global Pet sales were flat compared with prior year’s pre-acquisition results as strong growth in companion pet sales offset a decline in aquatics.

Our profitability in the Fiscal 2006 Quarter was $20 million. Operating expenses as a percentage of net sales were approximately 27.7% in the Fiscal 2006 Quarter.

Our assets as of January 1, 2006 decreased to $781 million from $791 million at September 30, 2005. The decrease in assets is primarily attributable to changes in goodwill as purchase price allocations were adjusted. Intangible assets total approximately $567 million and primarily relate to the acquisitions of Tetra and United Pet Group.

Corporate Expense. Our corporate expenses in the Fiscal 2006 Quarter increased to $24 million from $22 million in the previous year. The increase in expense is primarily due to increased research and development of approximately $1 million and increased costs of global operations of approximately $1 million, primarily attributable to the acquisitions of United and Tetra. These amounts were offset by a net decrease of approximately $1 million in corporate general and administrative expenses primarily as a result of lower compensation related expenses. Our corporate expense as a percentage of net sales in the Fiscal 2006 Quarter decreased to 3.9% from 4.5% in the previous year.

Restructuring and Related Charges. The following table summarizes all restructuring and related charges we incurred in the Fiscal 2006 Quarter (in millions):

Three Months 2006
Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	$0.5
United integration:
Termination benefits	0.5
Other initiatives:
Termination benefits	0.3

Total restructuring and related charges in cost of sales	1.3
Costs included in operating expenses:
United integration:
Termination benefits	3.6
Other associated costs	0.7
Other initiatives:
Termination benefits	0.5
Other associated costs	0.3

Total restructuring and related charges in operating expenses	5.1

Total restructuring and related charges	$6.4

See footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding these restructuring and related charges.

Our integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through at least fiscal 2007, resulting in expected cost savings estimated at over $100 million per year when fully realized, $35 million of which are expected to be realized in fiscal 2006. Total costs associated with our integration efforts are expected to total approximately $75 million, of which approximately $45 million will be cash costs and $30 million will be non-cash. In fiscal 2006, we expect to incur approximately $35 million to $40 million of costs associated with the integration, which includes approximately $20 million to $25 million of cash costs.

There were no restructuring and related charges incurred during the Fiscal 2005 Quarter.

Interest Expense. Interest expense in the Fiscal 2006 Quarter increased to $41 million from $17 million in the Fiscal 2005 Quarter. This increase was primarily due to increased debt levels associated with the United and Tetra acquisitions.

Income Tax Expense. As a result of the implementation of tax reduction strategies resulting from our recent acquisitions, we were able to reduce our effective tax rate to approximately 35% for the Fiscal 2006 Quarter from 37% for the Fiscal 2005 Quarter. We expect to continue to see a benefit from these strategies going forward.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2006 Quarter, operating activities provided $3 million in net cash, a decrease of $12 million from last year, due primarily to reduced net income. In the Fiscal 2006 Quarter, working capital used approximately $22 million of cash, a decrease of approximately $1 million as compared to last year. We also recognized increased amortization expense associated with acquired intangibles and increased restricted stock compensation in the Fiscal 2006 Quarter.

Investing Activities

Net cash used by investing activities was $18 million for the Fiscal 2006 Quarter as compared to $7 million for the Fiscal 2005 Quarter. The increase was due to our completion of two small acquisitions in the Fiscal 2006 Quarter for approximately $7 million. Capital expenditures during the Fiscal 2006 Quarter were approximately $11 million. Capital expenditures for fiscal 2006 are expected to be approximately $65 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Our Senior Credit Facilities include aggregate facilities of $1.5 billion consisting of, approximately, a $650 million U.S. Dollar Term Loan, a €114 million Term Loan (USD $135 million at January 1, 2006), a Tranche B €281 million Term Loan (USD $333 million at January 1, 2006), a Canadian Dollar 87 million Term Loan (USD $74 million at January 1, 2006), and a Revolving Credit Facility of $300 million. There was $9 million outstanding under the Revolving Credit Facility at January 1, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros and the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35 million.

Approximately $255 million remains available under the Revolving Credit Facility as of January 1, 2006, net of approximately $36 million of outstanding letters of credit.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million associated with our debt offering of $350 million 8 1/2% Senior Subordinated Notes due in 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of $700 million 7 3/8% Senior Subordinated Notes due in 2015 (together, the “Senior Subordinated Notes”). We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facility if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of January 1, 2006, we estimate annual interest payments of approximately $69 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. In addition, we are required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

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

As of January 1, 2006, we were in compliance with all covenants associated with the Senior Credit Facilities and Senior Subordinated Notes. In the Fiscal 2006 Quarter, we reached agreement with our creditors to amend our leverage and interest coverage covenants associated with the Senior Credit Facilities for subsequent periods. In connection with this amendment, interest costs on our existing U.S. Dollar and Canadian Dollar term loans increased by 25 basis points as the spread between the base rate and the rate paid by us increased from 2.00% to 2.25%. In connection with the amendment, we incurred approximately $2.1 of fees which are being amortized over the remaining term of the Senior Credit Facilities.

Our credit ratings are periodically reviewed by debt rating agencies. During January and February 2006, Moody’s and Standard & Poor’s, respectively, adjusted certain of our long-term debt ratings downward. Under the terms of our amended credit agreement, interest costs on indebtedness under our U.S. Dollar, Canadian Dollar and Euro Term loans have increased by 25 basis points as a result of these ratings changes. Based on amounts currently outstanding under the existing U.S. Dollar, Canadian Dollar and Euro Term loans, and using foreign exchange rates in effect as of January 1, 2006, we estimate additional annual interest payments of approximately $3 million will be incurred as a result of these ratings changes.

Equity Financing Activities

During the Fiscal 2006 Quarter we granted approximately 0.7 million shares of restricted stock. Of these grants, approximately 0.3 million shares will vest over a four-year period and 0.3 million shares will vest over a five-year period. Of the remaining 0.1 million shares, 80% vest at 9/30/08 and 20% vest at 9/30/09. All vesting dates are subject to the recipients’ continued employment with us. The total market value of the restricted shares on the date of grant was approximately $13.3 million which has been recorded as unearned restricted stock compensation and is being amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2005.

Critical Accounting Policies and Critical Accounting Estimates

Our condensed consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2005.

Recently Issued Accounting Standards

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards,” (“FSP 123(R)-3”). FSP 123(R)-3 requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123(R) or the alternative transition method as described in FSP 123(R)-3. An entity that adopts SFAS 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in FSP 123(R)-3. An entity may take up to one year from the later of its initial adoption of SFAS 123(R) or the effective date of

FSP 123(R)-3 to evaluate its available transition alternatives and make its one-time election. FSP 123(R)-3 became effective in November 2005. We continue to evaluate the impact that the adoption of FSP 123(R)-3 could have on our financial statements.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP FAS 109-2”). The American Jobs Creation Act of 2004 provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to a U.S. taxpayer. We are currently evaluating FSP FAS 109-2 and do not expect it to have a material impact on our financial condition, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Derivative Financial Instruments.”

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

As of January 1, 2006, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $14.5 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $3.2 million.

As of January 1, 2006, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $4.3 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be immaterial.

As of January 1, 2006, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $2.0 million.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	difficulties or delays in the integration of operations of acquired businesses and our ability to achieve anticipated synergies and efficiencies with respect to those acquisitions;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	the impact of fluctuations in the cost of raw materials;

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	interest rate, exchange rate and raw materials price fluctuations;

•	government regulations;

•	the seasonal nature of sales of our products;

•	weather conditions, primarily during the peak lawn and garden season; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of January 1, 2006 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms.

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of our legal proceedings since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, other than as set forth below.

On September 26, 2005, the Company, along with its Chairman and Chief Executive Officer David A. Jones, and Executive Vice President and Chief Financial Officer Randall J. Steward, were named as defendants in a purported class action lawsuit captioned Jain v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2494-WSD, filed in the U.S. District Court for the Northern District of Georgia. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between January 4, 2005 and September 6, 2005. The plaintiff generally alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Dague v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-0580-C (filed October 3, 2005 in the U.S. District Court for the Western District of Wisconsin) (the “Wisconsin Action”) and Davies v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2814 (filed October 31, 2005 in the U.S. District Court for the Northern District of Georgia) were filed by other purported class representatives. In addition, a further action captioned Hunkapiller v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2911-WSD was filed November 14, 2005 in the U.S. District Court for the Northern District of Georgia and purportedly brought on behalf of all purchasers of our publicly-traded securities between January 4, 2005 and November 11, 2005. By Order dated November 18, 2005, all cases pending in the U.S. District Court for the Northern District of Georgia were consolidated (the “Georgia Action”), and the Court entered a scheduling order providing for the filing of a consolidated amended complaint and briefing schedule for defendants’ motion to dismiss. On December 22, 2005, plaintiff in the Wisconsin Action dismissed the complaint.

On November 28, 2005, a motion was filed in the Georgia Action to appoint lead plaintiffs and approve selection of co-lead counsel. On December 30, 2005, the Court entered an Order granting plaintiffs’ motion. Pursuant to the scheduling order entered on November 18, 2005, on February 2, 2006, lead plaintiffs filed a consolidated amended complaint. Defendants’ response to the amended complaint is due March 6, 2006, and briefing is to be completed by late April 2006. We believe that these actions are without merit and intend to contest them vigorously. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

In addition, The Gillette Company and its subsidiary, Braun GmbH, filed a complaint against us in the federal district court in Massachusetts on December 2, 2003 alleging that Remington’s “Smart Cleaner” automatic cleaning device on Remington’s Titanium Smart System shaving product infringes United States patent numbers 5,711,328 and 5,649,556 allegedly held by Braun (The Gillette Company and Braun GmbH v. Remington Consumer Products Company, LLC., Case No. 03 CV 12428 WGY). The complaint, which seeks injunctive relief and monetary damages, was served on Remington in March 2004. We reached a settlement in this matter effective November 15, 2005 under which we entered into a licensing agreement with Gillette providing for a one time payment in December 2005 and specified royalties per unit containing the patented technology and sold in the United Stated through 2015. Further information as to the terms of the settlement are identified in the notes to the condensed consolidated financial statements included herein.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended 1/1/06
10/1/05 – 10/31/05	74,372	(1)	$23.32	(2)	—	—
12/1/05 – 1/1/06	7,634	(1)	$18.15	(2)
Total	82,006	(1)	$22.83	(2)	—	—

(1)	During the quarter ended January 1, 2006, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2006	SPECTRUM BRANDS, INC.

	By:	/S/ RANDALL J. STEWARD
Randall J. Steward
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Rayovac Corporation and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated June 30, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.6	Amended and Restated Employment Agreement dated as of the 22nd day of December, 2005, by and between the Company and David R Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2006).

Exhibit 10.7	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.8	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.9	Amendment No. 2, dated December 12, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit 10.10	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.11	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.12	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.13	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.14	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).
Exhibit 10.16	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.17	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.18	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.19	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.20	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.21	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.22	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.23	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.24	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.25	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).
Exhibit 10.26	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith