Form 10-Q
period 2006-04-02
Spectrum Brands, Inc.
filed 2006-05-12
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 5, 2006, was 51,795,667.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED APRIL 2, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

April 2, 2006 and September 30, 2005

(Unaudited)

(Amounts in thousands, except per share figures)

	April 2, 2006	September 30, 2005
-ASSETS-
Current assets:
Cash and cash equivalents	$14,606	$29,852
Receivables, less allowance for doubtful accounts of $20,767 and $20,262, respectively	415,015	373,395
Inventories	485,609	451,553
Assets held for sale	3,189	108,174
Prepaid expenses and other	88,606	84,993

Total current assets	1,007,025	1,047,967
Property, plant and equipment, net	305,970	304,323
Goodwill	1,458,493	1,429,017
Intangible assets, net	1,144,702	1,154,397
Deferred charges and other	53,885	47,375
Debt issuance costs	37,456	39,012

Total assets	$4,007,531	$4,022,091

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$44,539	$39,308
Accounts payable	305,967	281,954
Liabilities held for sale	—	22,294
Accrued liabilities	252,898	213,820

Total current liabilities	603,404	557,376
Long-term debt, net of current maturities	2,238,116	2,268,025
Employee benefit obligations, net of current portion	79,893	78,510
Other	225,822	275,450

Total liabilities	3,147,235	3,179,361

Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 67,563 and 66,625 shares, respectively; outstanding 51,633 and 50,797 shares, respectively	675	666
Additional paid-in capital	643,822	635,309
Retained earnings	270,196	267,315
Accumulated other comprehensive income	18,672	10,260

	933,365	913,550
Less treasury stock, at cost, 15,930 and 15,828 shares, respectively	(73,069)	(70,820)

Total shareholders’ equity	860,296	842,730

Total liabilities and shareholders’ equity	$4,007,531	$4,022,091

See accompanying notes which are an integral part of these condensed consolidated financial statements

(unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 2, 2006 and April 3, 2005

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		SIX MONTHS
	2006	2005	2006	2005
Net sales	$625,121	$520,965	$1,245,080	$1,011,734
Cost of goods sold	390,995	335,423	766,429	627,835
Restructuring and related charges	431	—	1,727	—

Gross profit	233,695	185,542	476,924	383,899
Selling	134,511	106,258	265,430	206,578
General and administrative	46,766	38,984	94,233	69,649
Research and development	7,617	7,082	15,039	13,220
Restructuring and related charges	6,145	157	11,283	157

Total operating expenses	195,039	152,481	385,985	289,604

Operating income	38,656	33,061	90,939	94,295
Interest expense	42,854	38,966	84,312	55,922
Other income, net	(7,426)	(131)	(5,939)	(167)

Income (loss) from continuing operations before income taxes	3,228	(5,774)	12,566	38,540
Income tax expense (benefit)	1,137	(2,174)	4,405	14,211

Income (loss) from continuing operations	2,091	(3,600)	8,161	24,329
(Loss) income from discontinued operations, net of tax	(1,528)	1,669	(5,280)	1,669

Net income (loss)	$563	$(1,931)	$2,881	$25,998

Basic earnings per share:
Weighted average shares of common stock outstanding	49,453	43,222	49,458	38,709
Income (loss) from continuing operations	$0.04	$(0.08)	$0.17	$0.63
(Loss) income from discontinued operations	(0.03)	0.04	(0.11)	0.04

Net income (loss)	$0.01	$(0.04)	$0.06	$0.67

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,974	43,222	50,811	40,318
Income (loss) from continuing operations	$0.04	$(0.08)	$0.16	$0.60
(Loss) income from discontinued operations	(0.03)	0.04	(0.10)	0.04

Net income (loss)	$0.01	$(0.04)	$0.06	$0.64

See accompanying notes which are an integral part of these condensed consolidated financial statements

(unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 2, 2006 and April 3, 2005

(Unaudited)

(Amounts in thousands)

	SIX MONTHS
	2006	2005
Cash flows from operating activities:
Net income	$2,881	$25,998
Non-cash adjustments to net income:
Gain on sale of assets	(8,876)	—
Depreciation	24,393	20,253
Amortization	11,759	3,013
Amortization of debt issuance costs	3,260	2,424
Loss on debt extinguishment	—	12,033
Inventory valuation purchase accounting charge	204	27,695
Other non-cash adjustments	21,497	(12,257)
Net changes in operating assets and liabilities, net of acquisitions and discontinued operations	(104,849)	(73,449)
Operating cash flows of discontinued operations	5,280	(1,669)

Net cash (used) provided by continuing operating activities	(44,451)	4,041

Cash flows from investing activities:
Purchases of property, plant and equipment	(30,290)	(20,233)
Proceeds from sale of property, plant and equipment and investments	5,343	—
Proceeds from sale of assets held for sale	10,641	—
Payment for acquisitions, net of cash acquired	(7,363)	(1,042,891)
Investing cash flows of discontinued operations	84,432	(487)

Net cash provided (used) by investing activities	62,763	(1,063,611)

Cash flows from financing activities:
Reduction of debt	(466,315)	(693,220)
Proceeds from debt financing	434,027	1,781,630
Debt issuance costs	(1,703)	(28,026)
Proceeds from exercise of stock options	326	17,101
Stock option income tax benefit	73	8,889
Cash repayment of notes receivable from officers/shareholders	—	2,650

Net cash (used) provided by financing activities	(33,592)	1,089,024
Effect of exchange rate changes on cash and cash equivalents	34	841

Net (decrease) increase in cash and cash equivalents	(15,246)	30,295
Cash and cash equivalents, beginning of period	29,852	13,971

Cash and cash equivalents, end of period	$14,606	$44,266

See accompanying notes which are an integral part of these condensed consolidated financial statements

(unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. The Company is a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies, a leading worldwide designer and marketer of rechargeable batteries and battery-powered lighting products and a leading worldwide designer and marketer of electric shavers and accessories, grooming products and hair care appliances. The Company is also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and specialty food products and insecticides and repellents.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. The Company has manufacturing and product development facilities located in the United States, Europe, China and Latin America. The Company’s operating results for the three and six month periods ended April 2, 2006 are not necessarily indicative of the results that may be expected for the full year ended September 30, 2006, due to business seasonality.

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 2, 2006, and the results of operations and cash flows for the three and six month periods ended April 2, 2006 and April 3, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The Company’s Condensed Consolidated Financial Statements (unaudited) presented herein include the results of operations for Jungle Laboratories Corporation (“Jungle Labs”) subsequent to the September 1, 2005

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

date of acquisition, the results of operations for Tetra Holding GmbH (“Tetra”) subsequent to the April 29, 2005 date of acquisition and the results of operations for United Industries Corporation (“United”) subsequent to the February 7, 2005 date of acquisition. (See footnote 10, “Acquisitions,” for additional information on the Jungle Labs, Tetra and United acquisitions).

Discontinued Operations: On November 22, 2005, the Company announced the sale of its fertilizer technology and Canadian professional fertilizer products businesses to Agrium Inc., a leading agricultural retailer and wholesale producer and marketer of agricultural nutrients and industrial products. The sale, which was completed on January 25, 2006, included two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. Proceeds from the sale, currently $84,432, are expected to total approximately $83,000 after finalization of selling expenses and contractual working capital adjustments.

The Company has reflected the fertilizer technology and Canadian professional fertilizer products operations of Nu-Gro as discontinued operations. The Company discontinued these operations effective September 30, 2005 as part of the United integration initiatives. See footnote 11, “Restructuring and Related Charges,” for additional discussion of United integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively:

	Three Months		Six Months
	2006(A)	2005(B)	2006(A)	2005(B)
Net sales	$4,242	$13,546	$16,314	$13,546

(Loss) income from discontinued operations before income taxes	$(1,586)	$2,649	$(6,106)	$2,649
Provision for income taxes	58	(980)	826	(980)

(Loss) income from discontinued operations (including estimated loss on disposal of $1,340 and $3,788, respectively, in 2006), net of tax	$(1,528)	$1,669	$(5,280)	$1,669

(A)	The three month period ended April 2, 2006 represents results for the discontinued operations for January 2006. The six month period ended April 2, 2006 represents results for the discontinued operations for October 2005 through January 2006.
(B)	The three and six month periods ended April 3, 2005 represent results for the discontinued operations for February and March 2005.

The remaining balance in Assets held for sale consists primarily of a distribution facility in the Dominican Republic and a manufacturing facility in France.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $55,804 and $98,132 for the three and six month periods ended April 2, 2006, respectively, and $39,828 and $61,540 the three and six month periods ended April 3, 2005, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

Concentrations of Credit Risk: Trade receivables subject the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history,

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

but generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and will make adjustments to credit policies as required. Provisions for losses on uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 15% and 19% of the Company’s Net sales during the three and six month periods ended April 2, 2006, respectively, and 14% and 17% of its Net sales during the three and six month periods ended April 2, 2005, respectively. This major customer also represented approximately 10% and 12% of the Company’s trade accounts receivable, net as of April 2, 2006 and September 30, 2005, respectively.

Approximately 44% of the Company’s sales during the six month period ended April 2, 2006 occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: On October 1, 2005 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and six month periods ended April 2, 2006 was $4,384 and $8,124, respectively, or $2,850 and $5,281, net of taxes, respectively. These amounts are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (unaudited). The Company expects that total stock compensation expense for 2006 will be approximately $17,000 before the effect of income taxes. As of April 2, 2006 there was $44,450 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted prior to the third quarter of fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares vest on a pro rata basis over either a three or four year vesting period and the remaining 50% vest over the same time period or one year after, if certain performance criteria are not met.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Effective the third quarter of fiscal 2006, the only stock-based compensation to be awarded will be performance-based restricted stock or stock options. In this regard, vesting of such restricted stock will occur only upon achievement of certain performance goals established by the Board of Directors of the Company.

The Company currently has two active incentive plans under which additional shares may be issued. In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Up to 5,000 shares of Common stock may be issued under the 1997 Plan, which expires in August 2007. As of April 2, 2006, there were options with respect to 1,555 shares of common stock outstanding under the 1997 Plan. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, which expires in July 2014. As of April 2, 2006, 2,194 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan. The 2004 Plan expires on July 31, 2014.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested restricted stock as of September 30, 2005, and changes during the six month period ended April 2, 2006, is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2005	1,783	$26.87	$47,910
Granted	953	19.59	18,666
Vested	(503)	16.53	(8,315)
Forfeited	(39)	28.90	(1,127)

Restricted stock at April 2, 2006	2,194	$26.04	$57,134

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to that date, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income from continuing operations before income taxes and net income for the three month period ended April 2, 2006, was $178 and $116 lower, respectively, and for the six month period ended April 2, 2006, was $381 and $248 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on October 1, 2005, the Company changed its cash flow presentation in accordance with SFAS 123(R) and FASB Staff

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”) which require the cash flows resulting from the tax benefits for these options to be classified as financing cash flows. The Company also elected to calculate its initial pool of excess tax benefits under the alternative transition method described in FSP FAS 123(R)-3.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans during the six month period ended April 3, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the six month period ended April 3, 2005:

Six Months 2005
Net income, as reported	$25,998
Add: Stock-based compensation expense included in reported net income, net of tax	2,746
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,675)

Pro forma net income	$25,069

Basic earnings per share as reported	$0.67
Basic earnings per share pro forma	$0.65
Diluted earnings per share as reported	$0.64
Diluted earnings per share pro forma	$0.62

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the stock option transactions for the six month period ended April 2, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at September 30, 2005	1,988	$14.64	$16,938
Granted	—	—	—
Exercised	(25)	13.06	212
Forfeited	(21)	15.10	135

Outstanding at April 2, 2006	1,942	$14.66	$13,342

Exercisable at April 2, 2006	1,657	$14.74	$11,251

The following table summarizes information about options outstanding and options outstanding and exercisable as of April 2, 2006:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	0.45 years	$4.39	149	$4.39
$11.32 – $15.00	1,296	6.17	13.42	1,042	13.50
$16.19 – $21.50	221	2.76	18.82	204	18.70
$21.63 – $28.70	276	3.30	22.75	262	22.49

	1,942	4.93	$14.66	1,657	$14.74

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. Pretax derivative losses from such hedges recorded as an adjustment to Interest expense were $78 and $165 during the three and six month periods ended April 2, 2006, respectively, and $600 and $1,426 during the three and six month periods ended April 3, 2005, respectively. The pretax adjustment to Interest expense for ineffectiveness from such hedges included in the amounts above, was a gain of $0 and $431 during the three and six month periods ended April 2, 2006, respectively, and losses of $11 and $109 during the three and six month periods ended April 3, 2005, respectively. At April 2, 2006, the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 4.81% for a notional principal amount of $100,000 through April 2007, 4.15% for a notional principal amount of $175,000 through September 2007 and 4.46% for a notional principal amount of $170,000 through October 2008. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt at rates as follows: 2.68% for a notional

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

principal amount of €60,000 through September 2007 and 2.68% for a notional principal amount of €220,000 through September 2008. At April 2, 2006 and September 30, 2005, $785,564 and $445,000, respectively, of such swap contracts were outstanding. The derivative net gain on these contracts recorded in AOCI at April 2, 2006 was $7,273, net of tax expense of $4,457. At April 2, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2,240, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to product or raw material purchases. Until the purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to purchase price variance in Cost of goods sold. Pretax derivative gains from such hedges recorded as an adjustment to Cost of good sold were $120 and $163 during the three and six month periods ended April 2, 2006, respectively, and pretax derivative losses were $69 during both the three and six month periods ended April 3, 2005, respectively. Following the purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related liability recorded in the Condensed Consolidated Balance Sheet (unaudited). Pretax derivative gains from such hedges recorded as an adjustment to earnings in Other income, net were $34 and $74 during the three and six month periods ended April 2, 2006, respectively, and pretax derivative losses were $89 during both the three and six month periods ended April 3, 2005, respectively. The pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0 for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively. At April 2, 2006 and September 30, 2005, respectively, the Company had $28,300 and $0 of such foreign exchange derivative contracts outstanding. The derivative net gain on these contracts recorded in AOCI at April 2, 2006 was $189, net of tax expense of $80. At April 2, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $189, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. Pretax derivative losses from such hedges recorded as an adjustment to earnings in Other income, net were $353 and $611 during the three and six month periods ended April 2, 2006, respectively, and $466 and $528 during the three and six month periods ended April 3, 2005, respectively. The pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0 for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively. At April 2, 2006 and September 30, 2005, $89,112 and $0, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the swaps are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. Pretax derivative losses and gains recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity were losses of $393 and gains of $79 during the three and six month periods ended April 2, 2006, respectively, and gains of $1,173 and $1,379 during the three and six month periods ended April 3, 2005, respectively. The hedges are generally highly effective, however, pretax derivative losses recorded as an adjustment to Cost of goods sold for ineffectiveness were $0 and $24 during the three and six month periods ended April 2, 2006, respectively, and $75 during both the three and six month periods ended April 3, 2005, respectively. At April 2, 2006 and September 30, 2005, $39,253 and $5,591, respectively, of such commodity contracts were outstanding. The derivative net gain on these contracts recorded in AOCI at April 2, 2006 was $736, net of tax expense of $422. At April 2, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $736, net of tax.

3    OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively, are as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Net income (loss)	$563	$(1,931)	$2,881	$25,998
Other comprehensive income:
Foreign currency translation	10,978	(10,160)	2,204	13,209
Adjustment of additional minimum pension liability	(174)	110	(11)	1,188
Net unrealized gain (loss) on derivative instruments	3,863	(396)	6,219	1,099

Net change to derive comprehensive income for the period	14,667	(10,446)	8,412	15,496

Comprehensive income (loss)	$15,230	$(12,377)	$11,293	$41,494

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and six month periods ended April 2, 2006 and April 3, 2005 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4    WEIGHTED AVERAGE SHARES OUTSTANDING

Net income per common share for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively, is calculated based upon the following number of shares:

	Three Months		Six Months
	2006	2005	2006	2005
Basic	49,453	43,222	49,458	38,709
Effect of restricted stock and assumed conversion of options	1,521	—	1,353	1,609

Diluted	50,974	43,222	50,811	40,318

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

For the three month period ended April 3, 2005, the Company did not assume the exercise of common stock equivalents as the impact would have been antidilutive.

5    INVENTORIES

Inventories, which are stated at lower of cost or market, consist of the following:

	April 2, 2006	September 30, 2005
Raw materials	$124,458	$117,175
Work-in-process	42,365	37,931
Finished goods	318,786	296,447

	$485,609	$451,553

6    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	North America	Europe/ROW	Latin America	Global Pet	Total
Goodwill:
Balance as of September 30, 2005	$1,113,397	$104,324	$111,572	$99,724	$1,429,017
Purchase price allocation during period	2,878	(147)	3,345	16,303	22,379
Effect of translation	978	1,046	714	4,359	7,097

Balance as of April 2, 2006	$1,117,253	$105,223	$115,631	$120,386	$1,458,493

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2005	$305,100	$156,390	$113,142	$332,863	$907,495
Additions	9	—	—	—	9
Effect of translation	(16)	1,729	326	(96)	1,943

Balance as of April 2, 2006	$305,093	$158,119	$113,468	$332,767	$909,447

Intangible Assets Subject to Amortization
Balance as of September 30, 2005, gross	$95,553	$13,681	$—	$150,006	$259,240
Less: Accumulated amortization	(6,888)	(1,940)	—	(6,702)	(15,530)

Balance as of September 30, 2005, net	88,665	11,741	—	143,304	243,710
Additions	—	—	—	65	65
Amortization during period	(4,760)	(446)	—	(6,553)	(11,759)
Effect of translation	(141)	162	—	247	268

Balance as of April 2, 2006, net	$83,764	$11,457	$—	$137,063	$232,284

Pension Intangibles
Balance as of April 2, 2006	$2,971	$—	$—	$—	$2,971

Total Intangible Assets, net	$391,828	$169,576	$113,468	$469,830	$1,144,702

Intangible assets subject to amortization include technology assets, trade names and customer lists. The carrying value of technology assets was $38,630, net of accumulated amortization of $5,312 at April 2, 2006 and $40,082, net of accumulated amortization of $3,524 at September 30, 2005. The trade names subject to

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

amortization relate to United. The carrying value of these trade names was $7,252, net of accumulated amortization of $3,651 at April 2, 2006 and $9,064, net of accumulated amortization of $1,886 at September 30, 2005. Remaining intangible assets subject to amortization include customer relationship intangibles. Of the intangible assets acquired in the United and Jungle Labs acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life. The pension intangible asset totaled $3,191 at September 30, 2005.

The purchase price allocations for the Tetra and Jungle Labs acquisitions are based on preliminary estimates and are pending finalization of the valuation of property, plant and equipment, inventory and intangibles. Future allocations of the Tetra and Jungle Labs purchase prices may impact the amount and segment allocation of goodwill.

Amortization expense for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively, is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Proprietary technology amortization	$890	$719	$1,788	$904
Customer relationships amortization	4,134	1,677	8,206	1,735
Trade names amortization	882	374	1,765	374

	$5,906	$2,770	$11,759	$3,013

The Company estimates annual amortization expense for the next five fiscal years will approximate $22,500 per year.

7    DEBT

Debt consists of the following:

	April 2, 2006		September 30, 2005
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, U.S. Dollar, expiring February 6, 2012	604,827	7.2%	651,725	5.8%
Term Loan, Euro, expiring February 6, 2012	129,004	5.4%	137,142	4.7%
Term Loan, Euro Tranche B, expiring February 6, 2012	318,213	4.8%	338,288	4.4%
Term Loan, Canadian Dollar, expiring February 6, 2012	69,480	6.4%	74,081	4.9%
Revolving Credit Facility, expiring February 6, 2011	52,500	—	—	—
Other notes and obligations	45,061	—	38,701	—
Capitalized lease obligations	13,570	—	17,396	—

	2,282,655		2,307,333
Less current maturities	44,539		39,308

Long-term debt	$2,238,116		$2,268,025

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of $1,421,524 consisting of a $604,827 U.S. Dollar Term Loan, a €114,000 Term Loan (USD $129,004 at April 2, 2006), a Tranche B €281,202 Term Loan (USD $318,213 at April 2, 2006), a Canadian Dollar 87,012 Term Loan (USD $69,480 at April 2, 2006), and a revolving credit facility of $300,000 (the “Revolving Credit Facility”). There was $52,500 outstanding under the Revolving Credit Facility at April 2, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros and the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35,000.

Approximately $213,086 remains available under the Revolving Credit Facility as of April 2, 2006, net of approximately $34,414 of outstanding letters of credit.

Based on anticipated results for the three month period ended April 2, 2006 and concern as to the Company’s compliance with certain debt covenants required under its Senior Credit Facilities, the Company entered into discussions with its senior lenders, and reached agreement on May 9, 2006, to amend the consolidated leverage ratio and consolidated interest coverage ratio covenants effective for the period ended April 2, 2006 and subsequent periods. Under the amendment, the limits imposed by such ratios become more restrictive over time. As a result of this amendment, interest costs on the Company’s existing Euro term loan increased by 25 basis points as the spread between the market rate and the Company’s rate increased from 2.75% to 3.00%. Interest costs on the Company’s existing U.S. Dollar, Canadian Dollar and Euro Tranche B term loans increased by 50 basis points as the spread between the market rate and the Company’s rate increased from 2.50% to 3.00%. Interest costs on the Company’s existing Revolver increased by 75 basis points as the spread between the market rate and the Company’s rate increased from 2.25% to 3.00%. In connection with the amendment, the Company incurred $3,494 of fees which are being amortized over the remaining term of the Senior Credit Facilities. As a result of the amendment, the Company is in compliance with its various covenants, as amended, under its debt agreements.

8    EMPLOYEE BENEFIT PLANS

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2005, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 90 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in other countries.

The Company also has various nonqualified deferred compensation agreements with certain of its employees. Under certain of these agreements, the Company has agreed to pay certain amounts annually for the first 15 years subsequent to retirement or to a designated beneficiary upon death. It is management’s intent that life insurance contracts owned by the Company will fund these agreements. Under the remaining agreements, the Company has agreed to pay such deferred amounts in up to 15 annual installments beginning on a date specified by the employee, subsequent to retirement or disability, or to a designated beneficiary upon death. The Company established a rabbi trust to fund these agreements.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s results of operations for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation benefit cost	2006	2005	2006	2005
Service cost	$1,076	$353	$2,142	$758
Interest cost	1,382	1,104	2,749	2,142
Expected return on assets	(968)	(573)	(1,927)	(1,095)
Amortization of prior service cost	96	48	192	137
Amortization of transition obligation	9	11	17	22
Amortization of net actuarial loss	327	142	655	288

Net periodic benefit cost	$1,922	$1,085	$3,828	$2,252

	Three Months		Six Months
Pension and deferred compensation contributions	2006	2005	2006	2005
Contributions made during period	$993	$216	$1,996	$479

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with government-sponsored plans, which are not significant in the aggregate and are therefore not included in the information presented above.

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 2, 2006 were $1,852 and $3,334, respectively.

9    SEGMENT RESULTS

Effective October 1, 2005, the Company began managing operations in four reportable segments: (i) North America, which consists of the legacy businesses (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada and the acquired United lawn and garden and household insect control businesses (“North America”); (ii) Latin America, which consists of the legacy businesses in Mexico, Central America, South America and the Caribbean (“Latin America”); (iii) Europe/Rest of World, which consists of the legacy businesses in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts legacy businesses (“Europe/ROW”); and (iv) Global Pet, which consists of the acquired United Pet Group, global Tetra and Jungle Labs businesses (“Global Pet”).

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively, and at April 2, 2006 and September 30, 2005 is as follows:

	Three Months		Six Months
	2006	2005	2006	2005
Net sales from external customers
North America	$315,809	$280,601	$560,406	$496,414
Europe/ROW	117,167	144,290	299,840	366,563
Latin America	54,282	49,624	114,269	102,307
Global Pet	137,863	46,450	270,565	46,450

Total segments	$625,121	$520,965	$1,245,080	$1,011,734

	Three Months		Six Months
	2006	2005	2006	2005
Intersegment net sales
North America	$12,065	$10,886	$23,023	$21,427
Europe/ROW	4,762	3,250	8,402	7,774
Latin America	605	1,355	1,280	1,386
Global Pet	—	—	—	—

Total segments	$17,432	$15,491	$32,705	$30,587

	Three Months		Six Months
	2006	2005	2006	2005
Segment profit
North America(A)	$39,388	$33,658	$64,228	$74,940
Europe/ROW	6,618	19,409	37,186	55,369
Latin America	3,315	3,594	9,966	9,355
Global Pet	21,641	(91)	41,842	(91)

Total segments	70,962	56,570	153,222	139,573

Corporate expense	25,730	23,352	49,273	45,121
Restructuring and related charges	6,576	157	13,010	157
Interest expense(B)	42,854	38,966	84,312	55,922
Other income, net	(7,426)	(131)	(5,939)	(167)

Income (loss) from continuing operations before income taxes	$3,228	$(5,774)	$12,566	$38,540

(A)	The three and six month periods ended April 3, 2005 include a charge to Cost of goods sold of $27,695 related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to United’s acquired inventory.
(B)	The three and six month periods ended April 3, 2005 include $12,033 in debt issuance costs written off in connection with the debt refinancing that occurred at the time of the United acquisition.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	April 2, 2006	September 30, 2005
Segment assets
North America	$2,219,807	$2,246,381
Europe/ROW	508,861	556,534
Latin America	375,818	368,499
Global Pet	825,836	790,902

Total segments	3,930,322	3,962,316
Corporate	77,209	59,775

Total assets at period end	$4,007,531	$4,022,091

10    ACQUISITIONS

Acquisition of Jungle Labs

On September 1, 2005, the Company acquired Jungle Labs for approximately $29,000, which included $26,000 cash consideration at closing, $1,000 paid after closing, acquisition related expenditures of $200 and $2,000 of non-compete arrangements to be earned and paid through August 31, 2007. Cash acquired totaled approximately $600. The purchase agreement also contains a provision for contingent earnout payments not to exceed $3,500. The total earnout calculation is based upon net sales of Jungle Labs products through August 31, 2007. Such amounts to be paid, if any, will be recorded as additional acquisition consideration. Based in San Antonio, Texas, Jungle Labs is a leading manufacturer and marketer of premium water and fish care products, including water conditioners, plant and fish foods, fish medications and other products designed to maintain an optimal environment in aquariums or ponds. Jungle Labs generates annual revenues of approximately $14,000. The financial results of Jungle Labs are included in the Global Pet business segment within the Company’s condensed consolidated results. The Company is currently finalizing the valuation of intangible assets and property, plant and equipment acquired which may impact the estimates of the fair value of net assets acquired in the transaction. None of the goodwill acquired in this transaction is expected to be deductible in the determination of income taxes.

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

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended April 2, 2006 and April 3, 2005, respectively:

	Three Months		Six Months
	2006	2005	2006	2005
Cost of goods sold:
North America	$—	$—	$—	$—
Europe/ROW	12	—	794	—
Latin America	—	—	—	—
Global Pet	419	—	933	—

Total restructuring and related charges in cost of goods sold	431	—	1,727	—

Operating expenses:
North America	2,742	157	6,710	157
Europe/ROW	3,101	—	3,615	—
Latin America	—	—	—	—
Global Pet	302	—	958	—

Total restructuring and related charges in operating expenses	6,145	157	11,283	157

Total restructuring and related charges	$6,576	$157	$13,010	$157

2006 Restructuring Initiatives

The Company has implemented a series of initiatives in Europe to reduce operating costs and rationalize the Company’s operating structure. These initiatives include the closure of the Ellwangen, Germany packaging

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

center and the relocation of operations to the Dischingen, Germany battery plant, the transfer of private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China, and the previously announced resizing and restructuring of sales, marketing and support functions. As a result of these measures, headcount in Europe will be reduced by approximately 350, or 24%. The Company incurred $4,205 of pretax restructuring and related charges during the six month period ended April 2, 2006 in connection with these actions. Total costs associated with these initiatives, expected to be incurred through June 2007, relate primarily to severance and are projected to total approximately $27,000, the majority of which will be cash costs.

The following table summarizes the accrual balance and activity that occurred during the six month period ended April 2, 2006 associated with the 2006 Restructuring Initiatives:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$—	$—	$—
Provisions	3,531	—	3,531
Cash expenditures	(1,196)	—	(1,196)

Accrual balance at April 2, 2006	$2,335	$—	$2,335

Expensed as incurred	$674	$—	$674

2005 Restructuring Initiatives

In April 2005, the Company announced the closure of its Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative are expected to total approximately $11,000. The Company incurred $204 of pretax restructuring and related charges during the six month period ended April 2, 2006 in connection with this closure. Approximately $500 is expected to be incurred during the remainder of fiscal 2006.

In connection with the acquisitions of United and Tetra in 2005, the Company announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home & Garden administrative services, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s and Tetra’s administrative and manufacturing and distribution facilities. These restructuring initiatives are ongoing and are expected to continue through at least fiscal 2007.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville, and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s accounting, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate finance functions were combined directly into Spectrum’s global headquarters in Atlanta. Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as the Company begins to optimize its pet

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

operations, two pet supplies facilities in Brea, California and Hazleton, California were closed in 2005 as part of the restructuring plan.

The Company incurred $8,601 of pretax restructuring and related charges during the six month period ended April 2, 2006 in connection with its integration of businesses acquired in 2005. The Company’s integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through at least fiscal 2007. Costs associated with integration efforts are expected to total approximately $85,000, of which approximately $60,000 will be cash costs and $25,000 will be non-cash. In fiscal 2006, the Company expects to incur approximately $40,000 to $45,000 of costs associated with the integration, which includes approximately $30,000 to $35,000 of cash costs.

The following table summarizes the remaining accrual balance and activity that occurred during the six month period ended April 2, 2006 associated with the 2005 Restructuring Initiatives:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$17,559	$86	$17,645
Provisions	2,613	370	2,983
Purchase accounting(A)	9,014	24,288	33,302
Cash expenditures	(12,260)	(3,046)	(15,306)

Accrual balance at April 2, 2006	$16,926	$21,698	$38,624

Expensed as incurred	$4,843	$979	$5,822

(A)	Provisions for costs to exit activities of the acquired United businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Pet and Lawn & Garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of EITF 95-3 “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination.”

12    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,145, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

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

On November 28, 2005, a motion was filed in the Georgia Action to appoint lead plaintiffs and approve selection of co-lead counsel. On December 30, 2005, the Court entered an Order granting plaintiffs’ motion. Pursuant to the scheduling order entered on November 18, 2005, on February 2, 2006, lead plaintiffs filed a consolidated amended complaint. On March 6, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. Briefing of Defendants’ motion to dismiss was completed on April 28, 2006. Oral argument has not yet been set. The Company believes that these actions are without merit and intend to contest them vigorously. At this stage of the litigation, the Company cannot make any estimate of a potential loss or range of loss. See Item 1., “Legal Proceedings,” included in Part II—Other Information for further information regarding this action.

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

13    NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial position, results of operations or cash flows.

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

In November 2004, the FASB issued FAS 151, ‘‘Inventory Costs, an amendment of ARB No. 43 Chapter 4” (“FAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement as of the beginning of fiscal 2006, and it has not had a material impact on the Company’s financial position, results of operations or cash flows.

14    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

April 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,726	$972	$11,908	$—	$14,606
Receivables, net	159,233	220,552	204,130	(168,900)	415,015
Inventories	229,523	68,223	194,883	(7,020)	485,609
Assets held for sale	334	—	2,855	—	3,189
Prepaid expenses and other	42,519	14,844	29,489	1,754	88,606

Total current assets	433,335	304,591	443,265	(174,166)	1,007,025
Property, plant and equipment, net	107,330	39,305	159,335	—	305,970
Goodwill	1,226,241	(311,199)	541,127	2,324	1,458,493
Intangible assets, net	465,360	469,836	209,693	(187)	1,144,702
Deferred charges and other	79,507	434,394	(720,137)	260,121	53,885
Debt issuance costs	37,456	—	—	—	37,456
Investments in subsidiaries	4,596,689	4,088,206	3,761,734	(12,446,629)	—

Total assets	$6,945,918	$5,025,133	$4,395,017	$(12,358,537)	$4,007,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$26,526	$16	$36,644	$(18,647)	$44,539
Accounts payable	346,291	182,430	(6,727)	(216,027)	305,967
Accrued liabilities	91,718	55,555	105,625	—	252,898

Total current liabilities	464,535	238,001	135,542	(234,674)	603,404
Long-term debt, net of current maturities	2,287,956	4,371	52,682	(106,893)	2,238,116
Employee benefit obligations, net of current portion	30,716	4,623	44,554	—	79,893
Other	(29,660)	181,449	74,033	—	225,822

Total liabilities	2,753,547	428,444	306,811	(341,567)	3,147,235
Shareholders’ equity:
Common stock	675	98	532,073	(532,171)	675
Additional paid-in capital	643,704	862,676	4,332,091	(5,194,649)	643,822
Retained earnings	(150,525)	(86,079)	(465,038)	834,140	270,196
Accumulated other comprehensive income (loss)	3,771,586	3,819,994	(310,920)	(7,124,290)	18,672

	4,265,440	4,596,689	4,088,206	(12,016,970)	933,365
Less treasury stock, at cost	(73,069)	—	—	—	(73,069)

Total shareholders’ equity	4,192,371	4,596,689	4,088,206	(12,016,970)	860,296

Total liabilities and shareholders’ equity	$6,945,918	$5,025,133	$4,395,017	$(12,358,537)	$4,007,531

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended April 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$275,557	$131,964	$251,817	$(34,217)	$625,121
Cost of goods sold	174,260	92,875	157,155	(33,295)	390,995
Restructuring and related charges	—	420	11	—	431

Gross profit	101,297	38,669	94,651	(922)	233,695
Operating expenses:
Selling	59,277	18,179	57,301	(246)	134,511
General and administrative	28,085	1,741	16,940	—	46,766
Research and development	5,216	1,339	1,062	—	7,617
Restructuring and related charges	2,740	302	3,103	—	6,145

	95,318	21,561	78,406	(246)	195,039
Operating income	5,979	17,108	16,245	(676)	38,656
Interest expense	41,670	(5,405)	6,589	—	42,854
Other expense (income), net	8,310	28,987	(3,382)	(41,341)	(7,426)

(Loss) income from continuing operations before income taxes	(44,001)	(6,474)	13,038	40,665	3,228
Income (benefit) tax expense	(14,322)	8,163	7,296	—	1,137

(Loss) income from continuing operations	(29,679)	(14,637)	5,742	40,665	2,091
Income (loss) from discontinued operations	30,932	11,688	(44,148)	—	(1,528)

Net income (loss)	$1,253	$(2,949)	(38,406)	$40,665	$563

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Six Month Period Ended April 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$496,421	$249,715	$562,953	$(64,009)	$1,245,080
Cost of goods sold	309,332	175,449	344,988	(63,340)	766,429
Restructuring and related charges	—	933	794	—	1,727

Gross profit	187,089	73,333	217,171	(669)	476,924
Operating expenses:
Selling	110,257	33,630	121,712	(169)	265,430
General and administrative	58,308	4,806	31,119	—	94,233
Research and development	10,420	2,616	2,003	—	15,039
Restructuring and related charges	6,710	958	3,615	—	11,283

	185,695	42,010	158,449	(169)	385,985
Operating income	1,394	31,323	58,722	(500)	90,939
Interest expense	81,690	(11,342)	13,964	—	84,312
Other (income) expense, net	(30,638)	13,867	554	10,278	(5,939)

(Loss) income from continuing operations before income taxes	(49,658)	28,798	44,204	(10,778)	12,566
Income (benefit) tax expense	(25,135)	11,104	18,436	—	4,405

(Loss) income from continuing operations	(24,523)	17,694	25,768	(10,778)	8,161
Income (loss) from discontinued operations	27,768	11,100	(44,148)	—	(5,280)

Net income (loss)	$3,245	$28,794	$(18,380)	$(10,778)	$2,881

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended April 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by continuing operating activities	$(116,106)	$405,458	$67,728	$(401,531)	$(44,451)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,193)	(2,390)	(17,707)	—	(30,290)
Proceeds from sale of property, plant and equipment and investments	—	4,830	513	—	5,343
Proceeds from sale of assets held for sale	10,641	—	—	—	10,641
Payments for acquisitions, net of cash acquired	(7,363)	—	—	—	(7,363)
Intercompany investments	(240,217)	239,597	620	—	—
Investing cash flows of discontinued operations	—	84,432	—	—	84,432

Net cash (used) provided by investing activities	(247,132)	326,469	(16,574)	—	62,763
Cash flows from financing activities:
Reduction of debt	(415,171)	—	(51,144)	—	(466,315)
Proceeds from debt financing	414,359	—	19,668	—	434,027
Debt issuance costs	(1,703)	—	—	—	(1,703)
Proceeds from exercise of stock options	326	—	—	—	326
Stock option income tax benefit	73	—	—	—	73
Proceeds from (advances related to) intercompany transactions	351,324	(733,612)	(19,243)	401,531	—

Net cash provided (used) by financing activities	349,208	(733,612)	(50,719)	401,531	(33,592)
Effect of exchange rate changes on cash and cash equivalents	—	—	34	—	34

Net (decrease) increase in cash and cash equivalents	(14,030)	(1,685)	469	—	(15,246)
Cash and cash equivalents, beginning of period	15,756	2,657	11,439	—	29,852

Cash and cash equivalents, end of period	$1,726	$972	$11,908	$—	$14,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with leading market positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. We are a leading worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and a leading worldwide designer and marketer of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We are also a leading North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and specialty food products and insecticides and repellents.

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

On November 22, 2005, we entered into an agreement with Agrium Inc. to sell our fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro (“Nu-Gro Pro and Tech”) to Agrium. The transaction closed on January 25, 2006. Proceeds from the sale are expected to total approximately $83 million after finalization of selling expenses and contractual working capital adjustments. This divestiture allows us to focus on our primary growth strategy of marketing branded consumer products to retailers. Proceeds from the sale were used to reduce our outstanding debt. As part of the transaction, we have signed strategic multi-year reciprocal supply agreements with Agrium. (See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations,” for additional information regarding this divestiture).

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

Fiscal Quarter and Fiscal Six Months Ended April 2, 2006 Compared to Fiscal Quarter and Fiscal Six Months Ended April 3, 2005

Year over year historical comparisons are influenced by our acquisitions of United and Tetra, acquired on February 7, 2005 and April 29, 2005, respectively. See footnote 10 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Acquisitions,” for additional information regarding these acquisitions.

During the six months ended April 2, 2006 (the “Fiscal 2006 Six Months”), Nu-Gro Pro and Tech was presented as discontinued operations consistent with our decision to sell these businesses. Consequently, the results of these discontinued operations for the three months ended April 2, 2006 (the “Fiscal 2006 Quarter”) and the Fiscal 2006 Six Months are reflected in our Condensed Consolidated Statements of Operations (unaudited) as discontinued operations. The results of Nu-Gro Pro and Tech in Fiscal 2005 have been reclassified to conform to the Fiscal 2006 classification. As a result, and unless specifically stated, all discussions regarding our Fiscal 2006 Quarter and Fiscal 2006 Six Months reflect results from our continuing operations.

Net Sales. On a reported basis, net sales for the Fiscal 2006 Quarter increased to $625 million from $521 million during the three months ended April 3, 2005 (the “Fiscal 2005 Quarter”), reflecting a 20% increase. Net sales for the Fiscal 2006 Six Months increased to $1,245 million from $1,012 million during the six months ended April 3, 2005 (the “Fiscal 2005 Six Months”), reflecting a 23% increase. Our 2005 results reflect sales of lawn and garden, household insect control and United pet products for only February and March. No Tetra results are included in the Fiscal 2005 Quarter or Fiscal 2005 Six Months. After adjusting net sales to assume all acquisitions completed by us during Fiscal 2005 were completed as of October 1, 2004, our net sales for the Fiscal 2006 Quarter and Fiscal 2006 Six Months declined 4 percent and 7 percent, respectively. This decline is primarily a result of under-performance in our battery business.

Reported net sales by product line for the Fiscal 2006 Quarter, Fiscal 2005 Quarter, Fiscal 2006 Six Months and Fiscal 2005 Six Months, respectively, are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2006	2005	2006	2005
Product line net sales
Batteries	$184	$223	$443	$523
Lights	18	21	43	47
Shaving and grooming	45	38	147	150
Personal care	29	25	77	78
Lawn and garden	181	139	221	139
Household insect control	30	29	43	29
Pet products	138	46	271	46

Total net sales to external customers	$625	$521	$1,245	$1,012

The decline in our battery sales for the Fiscal 2006 Quarter and Fiscal 2006 Six Months was driven by a number of factors, primarily a reduction of inventory levels at certain retailers in North America, and the finalization of our transition to a new alkaline marketing strategy in North America, centered around an improved value position, which has taken longer than anticipated. Battery sales in Europe declined as well, as we exited some low margin private label alkaline business and as we continued to experience a shift in European distribution channels from electronic specialty stores and photo stores, where we enjoy strong market shares, to deep discount and food retail channels where we do not have as strong a presence. Lastly, unfavorable foreign exchange translation accounted for approximately $7 million and $16 million of the decline in consolidated legacy product line net sales for the Fiscal 2006 Quarter and Fiscal 2006 Six Months, respectively.

Gross Profit. Our gross profit margin for the Fiscal 2006 Quarter increased to 37.4% from 35.6% in the Fiscal 2005 Quarter and increased to 38.3% in the Fiscal 2006 Six Months from 37.9% in the Fiscal 2005 Six Months. The increase in gross margin is attributable to the charge recognized in the Fiscal 2005 Quarter related to inventory acquired as part of the United acquisition. In accordance with generally accepted accounting principles in the United States of America, this inventory was revalued as part of the purchase price allocation. This accounting treatment resulted in an increase in acquired inventory of $29 million. During the Fiscal 2005 Quarter and the Fiscal 2005 Six Months, approximately $28 million of the inventory write-up was recognized in cost of goods sold. Excluding this charge and restructuring and related charges for the periods presented, our gross profit margin in the Fiscal 2005 Quarter and Fiscal 2005 Six Months was 40.9% and 40.7%, respectively, as compared to gross margins in the Fiscal 2006 Quarter and Fiscal 2006 Six Months of 37.5% and 38.4%, respectively. The Fiscal 2006 Quarter and Fiscal 2006 Six Months included the benefit of higher margin Tetra pet product sales. However, this benefit was more than offset by declines in our legacy battery, shaving and grooming and personal care margins. The decline in battery gross margins was driven by the previously mentioned shift in European distribution channels and higher raw material costs, especially zinc, as prices have continued to increase. Shaving and grooming and personal care margins declined primarily as a result of a product mix shift to lower margin products.

Operating Income. Our operating income for the Fiscal 2006 Quarter increased to $39 million from $33 million in the Fiscal 2005 Quarter. Excluding the impact of restructuring and related charges incurred during the Fiscal 2006 Quarter and the previously discussed $28 million inventory purchase accounting charge to cost of goods sold in the Fiscal 2005 Quarter, our operating income would have been $45 million and $61 million in the Fiscal 2006 Quarter and the Fiscal 2005 Quarter, respectively. After excluding these items, operating income as a percentage of net sales decreased to 7.2% in the Fiscal 2006 Quarter from 11.7% in the Fiscal 2005 Quarter. The majority of this decline was the result of the previously discussed declines in gross margin. In addition, after excluding these items, operating expenses as a percentage of net sales increased from 29.2% of sales in the Fiscal 2005 Quarter to 30.2% of net sales in the Fiscal 2006 Quarter. See the “Restructuring and Related Charges” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included below as well as footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Our operating income for the Fiscal 2006 Six Months decreased to $91 million from $94 million in the Fiscal 2005 Six Months. Excluding the impact of $13 million of restructuring and related charges incurred during the Fiscal 2006 Six Months and the previously discussed $28 million inventory purchase accounting charge to cost of goods sold in the Fiscal 2005 Six Months, our operating income would have been $104 million and $122 million in the Fiscal 2006 Six Months and the Fiscal 2005 Six Months, respectively. After excluding these items, operating income as a percentage of net sales decreased to 8.3% in the Fiscal 2006 Six Months from 12.1% in the Fiscal 2005 Six Months. The majority of this decline was the result of the previously discussed declines in gross margin. See the “Restructuring and Related Charges” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included below as well as footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Other Income. Other income for the Fiscal 2006 Quarter and Fiscal 2006 Six Months includes the benefit of two asset sales which occurred during the Fiscal 2006 Quarter. We recognized a net gain of approximately $8 million on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington acquisition and subsequently closed in Fiscal 2004, and the sale of our Madison, WI packaging facility, closed in Fiscal 2003. Prior to these sales, these assets were included in assets held for sale in our Condensed Consolidated Balance Sheets (unaudited) filed with this report.

Discontinued Operations. Our loss from discontinued operations of $1.5 million, net of tax, and $5.3 million, net of tax, for the Fiscal 2006 Quarter and Fiscal 2006 Six Months, respectively, reflects the operating results of Nu-Gro Pro and Tech, as well as the estimated loss on the sale of these businesses. The transaction closed in January 2006. The total estimated loss on the sale of these businesses of approximately $3.8 million, net of tax, is included in the total loss for the Fiscal 2006 Six Months. Of this total estimated loss, approximately $1.3 million was recognized in the Fiscal 2006 Quarter. Finalization of the loss on the sale is pending completion of legal and accounting procedures associated with a working capital settlement. See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” for additional information regarding these discontinued operations.

Segment Results. Effective October 1, 2005, we began managing operations in four reportable segments: (i) North America, which consists of the legacy businesses (battery, shaving and grooming, personal care and portable lighting) in the United States and Canada and the acquired United lawn and garden and household insect control business; (ii) Latin America, which consists of the legacy businesses in Mexico, Central America, South America and the Caribbean; (iii) Europe/ROW, which consists of the legacy businesses in the United Kingdom, continental Europe, China, Australia and all other countries in which we conduct legacy businesses; and (iv) Global Pet, which consists of the acquired United Pet Group, global Tetra and Jungle Labs businesses.

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

North America

	Fiscal Quarter		Fiscal Six Months
	2006	2005	2006	2005
	(in millions)
Net sales to external customers	$316	$281	$560	$496
Segment profit	$39	$34	$64	$75
Segment profit as a % of net sales	12.3%	12.1%	11.4%	15.1%
Assets as of April 2, 2006 and September 30, 2005	$2,220	$2,246	$2,220	$2,246

Our reported net sales to external customers in the Fiscal 2006 Quarter increased to $316 million from $281 million during the Fiscal 2005 Quarter. This 12% increase was primarily due to the inclusion of the acquired United lawn and garden and household insect control business for the entire Fiscal 2006 Quarter as compared to only February and March of the Fiscal 2005 Quarter. Net sales contributed by the acquired United business in January 2006 totaled $33 million. After adjusting net sales to assume all acquisitions completed by us during Fiscal 2005 were completed as of October 1, 2004, our net sales for the Fiscal 2006 Quarter declined 3 percent. Our battery sales in North America declined by $13 million, driven by the reduction of inventory levels at certain retailers in North America. Sales of our Remington shaving and grooming and personal care products increased approximately $8 million during the Fiscal 2006 Quarter while sales of our lawn and garden products were down approximately $2 million.

Our net sales to external customers in the Fiscal 2006 Six Months increased to $560 million from $496 million during the Fiscal 2005 Six Months. This 13% increase was primarily due to the inclusion of the acquired United lawn and garden and household insect control business for the entire Fiscal 2006 Six Months as compared to only February and March of the Fiscal 2005 Six Months. Net sales contributed by the acquired United business from October 2005 through January 2006 totaled $86 million. After adjusting net sales to assume all acquisitions completed by us during Fiscal 2005 were completed as of October 1, 2004, our net sales for the Fiscal 2006 Six Months declined 7 percent. Our battery sales in North America declined by $36 million, driven by the reduction of inventory levels at certain retailers in North America and the finalization of our transition to a new alkaline marketing strategy, which has taken longer than anticipated. This decline in our battery sales was tempered by an approximately $5 million increase in sales of our Remington shaving and grooming and personal care products during the Fiscal 2006 Six Months.

Our profitability in the Fiscal 2006 Quarter increased to $39 million from $34 million in the Fiscal 2005 Quarter. Excluding the impact of the previously discussed inventory purchase accounting charge in the Fiscal 2005 Quarter, $22 million of which related to the North America segment, profitability in the Fiscal 2006 Quarter declined by approximately 30%. This decrease was primarily due to the impact of lower battery sales and product mix shifts in our acquired lawn and garden and household insect control business. Operating expenses as a percentage of net sales increased to approximately 23.7% of net sales in the Fiscal 2006 Quarter from approximately 22.5% of net sales in the Fiscal 2005 Quarter. This increase was driven primarily by the impact of decreased battery sales combined with increased distribution expenses. Distribution expenses increased to 11.3% of net sales in the Fiscal 2006 Quarter as compared to 9.5% of net sales in the Fiscal 2005 Quarter. Distribution costs for the acquired United lawn and garden business are higher than the costs associated with our legacy businesses. In addition, increased fuel costs added approximately $4 million to distribution costs in the Fiscal 2006 Quarter.

Our profitability in the Fiscal 2006 Six Months decreased to $64 million from $75 million in the Fiscal 2005 Six Months. This 15% decrease was primarily due to the impact of lower battery sales and increased raw material costs, including zinc and urea. Excluding the inventory purchase accounting charge of approximately $22 million, profitability in the Fiscal 2006 Six Months declined by approximately 34%. This decrease was primarily due to the impact of lower battery sales and lower margins on those sales, which resulted in a reduction in gross profit of approximately $20 million. The remaining decrease is driven by higher distribution costs in the Fiscal 2006 Six Months.

Our assets as of April 2, 2006 decreased to $2,220 million from $2,246 million at September 30, 2005. Intangible assets at April 2, 2006 are approximately $1,509 million and primarily relate to the United and Remington acquisitions.

Europe/ROW

	Fiscal Quarter		Fiscal Six Months
	2006	2005	2006	2005
	(in millions)
Net sales to external customers	$117	$144	$300	$367
Segment profit	$7	$19	$37	$55
Segment profit as a % of net sales	6.0%	13.2%	12.3%	15.0%
Assets as of April 2, 2006 and September 30, 2005	$509	$557	$509	$557

Our net sales to external customers in the Fiscal 2006 Quarter decreased to $117 million from $144 million during the Fiscal 2005 Quarter, representing a 19% decrease. Unfavorable foreign exchange translation accounted for $10 million of the decline. Battery revenue across Europe declined by approximately 17% excluding the impact of currency. This decline was the result of a continued stagnant economy in Europe, our decision to exit some low margin private label alkaline business and a shift in European distribution channels from electronic specialty stores and photo stores where we enjoy strong market shares, to deep discount and food retail channels where we do not have as strong a presence. We also saw declines in our higher margin photo and lithium battery sales driven by a shift in the photo market, as analog cameras are replaced by digital cameras, which predominantly use rechargeable batteries. Sales of our Remington branded products increased by 13% during the Fiscal 2006 Quarter excluding the impact of currency as we continue to gain distribution across continental Europe, driven by our investments in brand development.

Our net sales to external customers in the Fiscal 2006 Six Months decreased to $300 million from $367 million during the Fiscal 2005 Six Months, representing an 18% decrease. Unfavorable foreign exchange translation accounted for $24 million of the decline. Battery revenue across Europe declined by approximately 13% excluding the impact of currency. The battery business in continental Europe has been negatively impacted by a stagnant economy and the aforementioned shift in distribution channels, coupled with our decision to exit certain low margin private label alkaline business. Sales of our Remington branded shaving, grooming and personal care products declined by approximately 6 percent excluding the impact of currency as we were unable to anniversary the strong Fiscal 2005 Six Months sales resulting from the successful launch of a personal care product in the United Kingdom. Excluding Remington branded sales in the United Kingdom, net sales of Remington branded products in the remainder of the Europe/ROW segment increased 23% excluding the impact of currency in the Fiscal 2006 Six Months as compared to the Fiscal 2005 Six Months.

Our operating profitability in the Fiscal 2006 Quarter decreased to $7 million from $19 million in the Fiscal 2005 Quarter. The profitability decrease was primarily driven by lost gross profit as a result of the sales decline in batteries, along with the impact of increased zinc costs and lower production capacity utilization. Segment profitability as a percentage of sales declined to 6.0% in the Fiscal 2006 Quarter as compared with 13.2% in the comparable period last year. Operating expenses as a percentage of net sales increased to approximately 32.0% of net sales in the Fiscal 2006 Quarter from approximately 29.4% of net sales in the Fiscal 2005 Quarter. Nearly all of this increase was attributable to continued investments in marketing to build brand awareness.

Our operating profitability in the Fiscal 2006 Six Months decreased to $37 million from $55 million in the Fiscal 2005 Six Months. Segment profitability as a percentage of sales declined to 12.3% in the Fiscal 2006 Six Months as compared with 15.0% in the comparable period last year. The profitability decrease was primarily driven by lost gross profit as a result of the sales decline. Operating expenses as a percentage of net sales decreased slightly to approximately 26.8% of net sales in the Fiscal 2006 Six Months from approximately 27.1% of net sales in the Fiscal 2005 Six Months.

Our assets as of April 2, 2006 decreased to $509 million from $557 million at September 30, 2005. The decrease is primarily attributable to the impact of foreign currency translation.

Latin America

	Fiscal Quarter		Fiscal Six Months
	2006	2005	2006	2005
	(in millions)
Net sales to external customers	$54	$50	$114	$102
Segment profit	$3	$4	$10	$9
Segment profit as a % of net sales	5.6%	8.0%	8.8%	8.8%
Assets as of April 2, 2006 and September 30, 2005	$376	$368	$376	$368

Our net sales to external customers in the Fiscal 2006 Quarter increased to $54 million from $50 million in the Fiscal 2005 Quarter reflecting an 8% increase. Favorable currency translation accounted for $3 million of the increase. Additionally, the introduction of Remington branded products throughout the region is reflected in the sales increase for the Fiscal 2006 Quarter. Sales of Remington products are expected to continue to grow in fiscal 2006, the result of geographic expansion.

Our net sales to external customers in the Fiscal 2006 Six Months increased to $114 million from $102 million in the Fiscal 2005 Six Months reflecting a 12% increase. Favorable currency translation accounted for $7 million of the increase. Additionally, the introduction of Remington branded products throughout the region, as well as modest growth in our general battery business, are reflected in the sales increase for the Fiscal 2006 Six Months.

Our profitability in the Fiscal 2006 Quarter decreased to $3 million from $4 million in the Fiscal 2005 Quarter. Our profitability margins in the Fiscal 2006 Quarter decreased to 5.6% from 8.0% in the same period last year, mainly as a result of higher zinc prices. Our profitability in the Fiscal 2006 Six Months increased to $10 million from $9 million in the Fiscal 2005 Six Months. Our profitability margins in the Fiscal 2006 Six Months remained at 8.8% as compared to the same period last year. On an as reported basis, operating expenses as a percentage of net sales were essentially flat at approximately 31% of net sales in the Fiscal 2006 Six Months and the Fiscal 2005 Six Months. Excluding the benefit of a $1.6 million gain on the sale of a building in Mexico in the Fiscal 2005 Six Months, operating expenses as a percentage of net sales declined from approximately 32% of net sales in the Fiscal 2005 Six Months. These favorable trends in operating expenses offset the unfavorability experienced in raw material pricing.

Our assets as of April 2, 2006 were $376 million compared to $368 million at September 30, 2005. The increase in assets is primarily attributable to the impact of foreign currency translation. Intangible assets total approximately $229 million and primarily relate to the ROV Ltd. acquisition completed in fiscal 1999 and the fiscal 2004 Microlite acquisition.

Global Pet

	Fiscal Quarter		Fiscal Six Months
	2006	2005	2006	2005
	(in millions)
Net sales to external customers	$138	$46	$271	$46
Segment profit	$22	$—	$42	$—
Segment profit as a % of net sales	15.9%	—	15.5%	—
Assets as of April 2, 2006 and September 30, 2005	$826	$791	$826	$791

Our net sales to external customers in the Fiscal 2006 Quarter were $138 million. Our net sales to external customers in the Fiscal 2005 Quarter were $46 million. Tetra, acquired in April 2005, accounted for $61 million of the increase in sales in the Fiscal 2006 Quarter. United Pet Group sales in January 2006 accounted for $22 million of the increase. After adjusting net sales to assume all acquisitions completed by us during Fiscal 2005 were completed as of October 1, 2004, our Global Pet sales for the Fiscal 2006 Quarter increased 4 percent, with specialty pet sales up approximately 10 percent and aquatics up 2 percent. In addition, excluding the impact of currency, Global Pet sales in the Fiscal 2006 Quarter increased 6 percent as compared to the Fiscal 2005 Quarter, with specialty pet sales up approximately 10 percent and aquatics up 5 percent.

Our net sales to external customers in the Fiscal 2006 Six Months were $271 million. Our net sales to external customers in the Fiscal 2005 Six Months were $46 million. United Pet Group and Tetra sales in the first quarter of fiscal 2006 accounted for $133 million of the increase. After adjusting net sales to assume all acquisitions completed by us during Fiscal 2005 were completed as of October 1, 2004, our Global Pet sales for the Fiscal 2006 Six Months increased 1 percent, with specialty pet sales up approximately 9 percent and aquatics down 2 percent. In addition, excluding the impact of currency, Global Pet sales in the Fiscal 2006 Six Months increased 3 percent as compared to the Fiscal 2005 Six Months, with specialty pet sales up approximately 9 percent and aquatics up 1 percent.

Our profitability in the Fiscal 2006 Quarter was $22 million, or 15.9% of net sales. Our profitability in the Fiscal 2005 Quarter and Fiscal 2005 Six Months was a slight loss. Excluding the impact of the previously discussed inventory purchase accounting charge in the Fiscal 2005 Quarter and Fiscal 2005 Six Months, $6 million of which related to the Global Pet segment, operating profitability would have approximated $6 million, or 13.0% of net sales. The remaining increase in segment profitability is driven by the inclusion of higher margin Tetra sales in the Fiscal 2006 Quarter and Fiscal 2006 Six Months.

Our assets as of April 2, 2006 increased to $826 million from $791 million at September 30, 2005. The increase in assets is primarily attributable to changes in goodwill as purchase price allocations were adjusted, as well as the impact of foreign currency. Intangible assets total approximately $590 million and relate to the acquisitions of Tetra and United Pet Group.

Corporate Expense. Our corporate expenses in the Fiscal 2006 Quarter increased to $26 million from $24 million in the same period last year. The increase in expense is primarily due to increased costs of global operations of approximately $2 million, primarily the result of the acquisitions of United and Tetra. Our corporate expense as a percentage of net sales in the Fiscal 2006 Quarter decreased to 4.2% from 4.6% in the previous year.

Our corporate expenses in the Fiscal 2006 Six Months increased to $49 million from $45 million in the same period last year. The increase in expense is primarily due to increased costs of global operations of approximately $4 million and increased research and development costs of $2 million, primarily attributable to the acquisitions of United and Tetra. These amounts were offset by a decrease of approximately $2 million in corporate general and administrative expenses primarily as a result of lower compensation related expenses. Our corporate expense as a percentage of net sales in the Fiscal 2006 Six Months decreased to 4.0% from 4.4% in the previous year.

Restructuring and Related Charges. The following table summarizes all restructuring and related charges we incurred in the Fiscal 2006 Quarter and Fiscal 2006 Six Months, respectively (in millions):

	Fiscal Quarter	Fiscal Six Months
Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	$—	$0.2
United & Tetra integration:
Termination benefits	0.4	0.9
European initiatives:
Termination benefits	—	0.6

Total restructuring and related charges in cost of sales	0.4	1.7
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	2.3	6.2
Other associated costs	0.8	1.5
European initiatives:
Termination benefits	3.1	3.6

Total restructuring and related charges in operating expenses	6.2	11.3

Total restructuring and related charges	$6.6	$13.0

See footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Our integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through at least fiscal 2007, resulting in expected cost savings estimated at over $100 million per year when fully realized, $35 million of which are expected to be realized in fiscal 2006. Total costs associated with our integration efforts are expected to total approximately $85 million, of which approximately $60 million will be cash costs and $25 million will be non-cash. In fiscal 2006, we expect to incur approximately $40 million to $45 million of costs associated with the integration, which includes approximately $30 million to $35 million of cash costs.

As a result of our continued concern regarding the European economy and the continued shift from branded alkaline batteries to private label, we announced a series of initiatives in Europe to reduce operating costs and rationalize our operating structure (“European initiatives”). These initiatives include the closure of the Ellwangen, Germany packaging center and the relocation of operations to the Dischingen, Germany battery plant, the transfer of private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China, and the previously announced resizing and restructuring of sales, marketing and support functions. As a result of these measures, headcount in Europe will be reduced by approximately 350, or 24%. We incurred approximately $3 million and $4 million of pretax restructuring and related charges during the Fiscal 2006 Quarter and Fiscal 2006 Six Months, respectively, in connection with these actions. Upon completion of all actions, which are expected to be completed by June 2007, total annualized savings are projected at $33 million. Total costs associated with these initiatives, expected to be incurred through June 2007, relate primarily to severance and are projected to total approximately $27 million, which primarily represents cash costs.

There were no significant restructuring and related charges incurred during the Fiscal 2005 Quarter or Fiscal 2005 Six Months.

Interest Expense. Interest expense in the Fiscal 2006 Quarter increased to $43 million from $39 million in the Fiscal 2005 Quarter. Interest expense in the Fiscal 2006 Six Months increased to $84 million from $56 million in the Fiscal 2005 Six Months. These increases were due to increased debt levels associated with the

United and Tetra acquisitions and higher interest rates. Interest expense for the Fiscal 2005 Quarter and Fiscal 2005 Six Months included $12 million of debt issue costs written off in connection with our acquisitions and related debt financings.

Income Tax Expense. As a result of the implementation of tax reduction strategies resulting from our recent acquisitions, we were able to reduce our effective tax rate from continuing operations to approximately 35% for the Fiscal 2006 Quarter and Fiscal 2006 Six Months from 37% for the Fiscal 2005 Quarter and Fiscal 2005 Six Months. We expect a continued benefit from these strategies going forward.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2006 Six Months, operating activities used $44 million in net cash as compared to $4 million provided during the same period last year. This change is due primarily to a $23 million decline in net income, or a $50 million decline in net income when adjusted for non-cash items. Such items include a $28 million inventory valuation purchase accounting charge and a $12 million debt issue costs write-off, offset by a $9 million increase in amortization expense along with a $4 million increase in restricted stock compensation.

Investing Activities

Net cash provided by investing activities was $63 million for the Fiscal 2006 Six Months as compared to $1,064 million used for the Fiscal 2005 Six Months. The change was primarily due to significant acquisition payments included last year as well as proceeds from the sale of assets and the sale of discontinued operations during the Fiscal 2006 Six Months. We generated approximately $100 million of cash flow from the sale of Nu-Gro Pro and Tech and other surplus assets during the Fiscal 2006 Six Months. Capital expenditures during the Fiscal 2006 Six Months were approximately $30 million versus $20 million in the Fiscal 2005 Six Months. Capital expenditures for fiscal 2006 are expected to be approximately $60 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Our Senior Credit Facilities include aggregate facilities of $1,422 million consisting of, approximately, a $605 million U.S. Dollar Term Loan, a €114 million Term Loan (USD $129 million at April 2, 2006), a Tranche B €281 million Term Loan (USD $318 million at April 2, 2006), a Canadian Dollar 87 million Term Loan (USD $70 million at April 2, 2006), and a Revolving Credit Facility of $300 million. There was $53 million outstanding under the Revolving Credit Facility at April 2, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros and the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35 million.

Approximately $213 million remains available under the Revolving Credit Facility as of April 2, 2006, net of approximately $34 million of outstanding letters of credit.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million under our debt offering of $350 million 8 1/2% Senior Subordinated Notes due in 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of $700 million 7 3/8% Senior Subordinated Notes due in 2015 (together, the “Senior Subordinated Notes”). We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facility if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, using interest rate spreads in effect as of the May 9,

2006 amendment, and using market interest rates and foreign exchange rates in effect as of April 2, 2006, we estimate annual interest payments of approximately $80 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. In addition, we are required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

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

Based on anticipated results for the Fiscal 2006 Quarter and concern as to our compliance with certain debt covenants required under our Senior Credit Facilities, we entered into discussions with our senior lenders, and reached agreement on May 9, 2006, to amend the consolidated leverage ratio and consolidated interest coverage ratio covenants effective for the period ended April 2, 2006 and subsequent periods. Under the amendment, the limits imposed by such ratios become more restrictive over time. As a result of this amendment, interest costs on our existing Euro term loan increased by 25 basis points as the spread between the market rate and our rate increased from 2.75% to 3.00%. Interest costs on our existing U.S. Dollar, Canadian Dollar and Euro Tranche B term loans increased by 50 basis points as the spread between the market rate and our rate increased from 2.50% to 3.00%. Interest costs on our existing Revolver increased by 75 basis points as the spread between the market rate and our rate increased from 2.25% to 3.00%. In connection with the amendment, we incurred $3.5 million of fees which are being amortized over the remaining term of the Senior Credit Facilities. As a result of the amendment, we are in compliance with our various covenants, as amended, under our debt agreements.

Under the terms of our previous credit agreement, interest costs under our U.S. Dollar, Canadian Dollar and Euro Term loans would decrease based on improvements in our credit rating from Moody’s and Standard & Poors. Under the terms of our amended credit agreement, interest costs on indebtedness under our Revolver, U.S. Dollar, Canadian Dollar and Euro Term loans would decrease if our leverage ratio improves to certain levels in future periods.

Equity Financing Activities

During the Fiscal 2006 Six Months we granted approximately 1.0 million shares of restricted stock. Of these grants, approximately 0.4 million shares will vest over a four-year period and 0.4 million shares will vest over a five-year period if certain performance-based targets are not met. The remaining 0.2 million shares vest at specific dates throughout 2008 and 2009. All vesting dates are subject to the recipients’ continued employment with us. The total market value of the restricted shares on the date of grant was approximately $18.6 million which is being amortized to expense over the appropriate vesting period.

Effective the third quarter of fiscal 2006, the only stock-based compensation to be awarded will be performance-based restricted stock or stock options. In this regard, vesting of such restricted stock will occur only upon achievement of certain performance goals established by our Board of Directors.

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

In November 2004, the FASB issued FAS 151, ‘‘Inventory Costs, an amendment of ARB No. 43 Chapter 4” (“FAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We adopted this statement as of the beginning of fiscal 2006, and it has not had a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, Euro LIBOR and Canadian LIBOR affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements, as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

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

As of April 2, 2006, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $16.9 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $6.4 million.

As of April 2, 2006, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $11.5 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be immaterial.

As of April 2, 2006, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2.9 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $4.9 million.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	the impact of fluctuations in the cost of raw materials;

•	difficulties or delays in the integration of operations of acquired businesses and our ability to achieve anticipated synergies and efficiencies with respect to those acquisitions;

•	interest rate and exchange rate fluctuations;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of our products;

•	weather conditions, primarily during the peak lawn and garden season; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of April 2, 2006 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 19% of our net consolidated sales in the first six months of fiscal 2006. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of April 2, 2006, we had total indebtedness of approximately $2.3 billion.

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

These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to generate cash flow to make payments on and to refinance our debt, and to comply with these covenants may be affected by events beyond our control, such as prevailing economic, financial and competitive conditions and changes in regulations, and if such events occur, we cannot be sure that we will be able to comply. A breach of these covenants could result in a default under the indentures governing our Senior Subordinated Notes and/or the agreement governing our Senior Credit Facilities. If there were an event of default under the indentures for the notes and/or the agreement governing our Senior Credit Facilities, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facilities when it becomes due, the lenders under the Senior Credit Facilities could proceed against certain of our assets and capital stock which we have pledged to them as security. If the senior lenders caused all amounts borrowed under these instruments to be due and payable immediately, amounts outstanding under both our 8 1/2% Senior Subordinated Notes due 2013 and 7 3/8% Senior Subordinated Notes due 2015 would be subject to acceleration by action of the trustee under the respective indentures governing those notes or the respective holders of at least 25% in principal amount of the respective notes outstanding. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under the outstanding debt instruments in the event of a default thereunder.

We cannot assure you that we will be able to comply with our financial covenants and other provisions of our debt instruments in future periods.

Based on anticipated results for the quarter ended April 2, 2006 and concern as to our compliance with certain debt covenants required under our Senior Credit Facilities, we entered into discussions with our senior lenders, and reached agreement on May 9, 2006, to amend the consolidated leverage ratio and consolidated interest coverage ratio covenants effective for the period ended April 2, 2006 and subsequent periods. Under the amendment, the limits imposed by such ratios become more restrictive over time. As a result of this amendment, interest costs on our existing Euro term loan increased by 25 basis points as the spread between the market rate and our rate increased from 2.75% to 3.00%. Interest costs on our existing U.S. Dollar, Canadian Dollar and Euro Tranche B term loans increased by 50 basis points as the spread between the market rate and our rate increased from 2.50% to 3.00%. Interest costs on our existing Revolver increased by 75 basis points as the spread between the market rate and our rate increased from 2.25% to 3.00%. In connection with the amendment, we incurred $3.5 million of fees which are being amortized over the remaining term of the Senior Credit Facilities.

The more restrictive financial covenants and other provisions of our amended Senior Credit Facilities increase the possibility that we could be unable to comply with such covenants and provisions in the future. Failure to comply with the financial covenants and other provisions could materially and adversely affect our ability to finance our future operations or capital needs and could create a default under such instrument and cause all amounts borrowed to become due and payable immediately. In the event of default under the Senior Credit Facilities, the amounts outstanding under our Senior Subordinated Notes would also be subject to acceleration.

We cannot assure you that we will not violate the consolidated leverage ratio and consolidated interest coverage ratio covenants or other covenants under our Senior Credit Facilities in the future. Failure to comply with the terms of the agreement governing our Senior Credit Facilities could also require us to renegotiate or amend our Senior Credit Facilities on even less favorable terms.

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

Our foreign sales and certain of our expenses are transacted in foreign currencies. In the first six months of fiscal 2006 approximately 44% of our net sales and 41% of our operating expenses were denominated in currencies other than U.S. dollars. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

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

Spectrum and certain of its officers and directors have been named in the past, are currently named and may be named in the future, as defendants of class action lawsuits. Spectrum has received requests for information from the U.S. Attorney’s Office and the SEC. Regardless of their subject matter or the merits, class action lawsuits and other investigations may result in significant cost to us, which may not be covered by insurance, divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under CERCLA or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state matters in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

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

On September 26, 2005, the Company, along with Chairman and Chief Executive Officer David A. Jones, and Executive Vice President and Chief Financial Officer Randall J. Steward, were named as defendants in a purported class action lawsuit captioned Jain v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2494-WSD, filed in the U.S. District Court for the Northern District of Georgia. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between January 4, 2005 and September 6, 2005. The plaintiff generally alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Dague v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-0580-C (filed October 3, 2005 in the U.S. District Court for the Western District of Wisconsin) (the “Wisconsin Action”) and Davies v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2814 (filed October 31, 2005 in the U.S. District Court for the Northern District of Georgia) were filed by other purported class representatives. In addition, a further action captioned Hunkapiller v. Spectrum Brands Inc., David A. Jones and Randall J. Steward, Civil Action No. 05-2911-WSD was filed November 14, 2005 in the U.S. District Court for the Northern District of Georgia and purportedly brought on behalf of all purchasers of our publicly-traded securities between January 4, 2005 and November 11, 2005. By Order dated November 18, 2005, all cases pending in the U.S. District Court for the Northern District of Georgia were consolidated (the “Georgia Action”), and the Court entered a scheduling order providing for the filing of a consolidated amended complaint and briefing schedule for defendants’ motion to dismiss. On December 22, 2005, plaintiff in the Wisconsin Action dismissed the complaint.

On November 28, 2005, a motion was filed in the Georgia Action to appoint lead plaintiffs and approve selection of co-lead counsel. On December 30, 2005, the Court entered an Order granting plaintiffs’ motion. Pursuant to the scheduling order entered on November 18, 2005, on February 2, 2006, lead plaintiffs filed a consolidated amended complaint. On March 6, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. Briefing of Defendants’ motion to dismiss was completed on April 28, 2006. Oral argument has not yet been set. We believe that these actions are without merit and intend to contest them vigorously. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

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

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended April 2, 2006
1/2/06 – 1/31/06	1,341	$20.33	—	—
2/1/06 – 2/28/06	6,055	17.70	—	—
3/1/06 – 4/2/06	—	—	—	—

Total	7,396	$18.18	—	—

(1)	During the three months ended April 2, 2006, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2006	SPECTRUM BRANDS, INC.

	By:	/s/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Rayovac Corporation and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated June 30, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.6	Amended and Restated Employment Agreement dated as of the 22nd day of December, 2005, by and between the Company and David R Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2006).

Exhibit 10.7	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.8	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.9	Amendment No. 2, dated December 12, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit 10.10	Amendment No. 3, dated May [9], 2006, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2006).

Exhibit 10.11	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.12	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.13	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.14	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.16	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.17	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.18	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.19	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.20	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.21	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.22	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.23	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.24	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.25	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.26	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.27	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith