Form 10-Q
period 2006-07-02
Spectrum Brands, Inc.
filed 2006-08-11
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of August 4, 2006, was 51,161,200.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED JULY 2, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

July 2, 2006 and September 30, 2005

(Unaudited)

(Amounts in thousands, except per share figures)

	July 2, 2006	September 30, 2005
-ASSETS-
Current assets:
Cash and cash equivalents	$13,135	$29,852
Receivables, less allowance for doubtful accounts of $19,684 and $20,262, respectively	406,818	373,395
Inventories	461,003	451,553
Assets held for sale	3,226	108,174
Prepaid expenses and other	89,952	84,993

Total current assets	974,134	1,047,967
Property, plant and equipment, net	315,752	304,323
Goodwill	1,478,442	1,429,017
Intangible assets, net	1,146,379	1,154,397
Deferred charges and other	53,445	47,375
Debt issuance costs	39,272	39,012

Total assets	$4,007,424	$4,022,091

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$51,167	$39,308
Accounts payable	281,314	281,954
Liabilities held for sale	—	22,294
Accrued liabilities	259,123	213,820

Total current liabilities	591,604	557,376
Long-term debt, net of current maturities	2,231,757	2,268,025
Employee benefit obligations, net of current portion	82,991	78,510
Deferred income taxes	154,133	208,251
Other	66,920	67,199

Total liabilities	3,127,405	3,179,361
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 67,528 and 66,625 shares, respectively; outstanding 51,597 and 50,797 shares, respectively	675	666
Additional paid-in capital	648,319	635,309
Retained earnings	272,740	267,315
Accumulated other comprehensive income	31,361	10,260

	953,095	913,550
Less treasury stock, at cost, 15,931 and 15,828 shares, respectively	(73,076)	(70,820)

Total shareholders’ equity	880,019	842,730

Total liabilities and shareholders’ equity	$4,007,424	$4,022,091

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended July 2, 2006 and July 3, 2005

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		NINE MONTHS
	2006	2005	2006	2005
Net sales	$698,269	$707,791	$1,943,349	$1,719,525
Cost of goods sold	430,086	429,831	1,196,515	1,057,668
Restructuring and related charges	2,708	7,807	4,435	7,807

Gross profit	265,475	270,153	742,399	654,050
Selling	154,243	142,864	419,673	349,442
General and administrative	43,153	42,997	137,386	112,645
Research and development	7,482	7,993	22,521	21,214
Restructuring and related charges	11,552	7,365	22,835	7,521

Total operating expenses	216,430	201,219	602,415	490,822

Operating income	49,045	68,934	139,984	163,228
Interest expense	45,688	38,623	130,000	94,544
Other income, net	(84)	(1,107)	(6,023)	(1,274)

Income from continuing operations before income taxes	3,441	31,418	16,007	69,958
Income tax expense	896	10,653	5,302	24,864

Income from continuing operations	2,545	20,765	10,705	45,094
Income (loss) from discontinued operations, net of tax	—	2,946	(5,280)	4,615

Net income	$2,545	$23,711	$5,425	$49,709

Basic earnings per share:
Weighted average shares of common stock outstanding	49,456	48,916	49,458	42,024
Income from continuing operations	$0.05	$0.42	$0.22	$1.07
Income (loss) from discontinued operations	—	0.06	(0.11)	0.11

Net income	$0.05	$0.48	$0.11	$1.18

Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,584	51,086	50,959	43,919
Income from continuing operations	$0.05	$0.41	$0.21	$1.03
Income (loss) from discontinued operations	—	0.05	(0.10)	0.10

Net income	$0.05	$0.46	$0.11	$1.13

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 2, 2006 and July 3, 2005

(Unaudited)

(Amounts in thousands)

	NINE MONTHS
	2006	2005
Cash flows from operating activities:
Income from continuing operations	$10,705	$45,094
Non-cash adjustments to income from continuing operations:
Gain on sale of assets	(8,876)	—
Depreciation	36,661	32,960
Amortization	29,748	15,815
Amortization of debt issuance costs	4,976	4,188
Loss on debt extinguishment	—	12,033
Inventory valuation purchase accounting charge	204	34,961
Other non-cash adjustments	28,825	3,931
Net changes in operating assets and liabilities, net of acquisitions and discontinued operations	(93,938)	(18,043)

Net cash provided by operating activities of continuing operations	8,305	130,939
Net cash provided by operating activities of discontinued operations	—	275

Net cash provided by operating activities	8,305	131,214

Cash flows from investing activities:
Purchases of property, plant and equipment	(51,158)	(40,833)
Proceeds from sale of property, plant and equipment and investments	5,379	—
Proceeds from sale of assets held for sale	10,641	—
Payment for acquisitions, net of cash acquired	(14,856)	(1,598,703)

Net cash used by investing activities of continuing operations	(49,994)	(1,639,536)
Net cash provided (used) by investing activities of discontinued operations	84,432	(275)

Net cash provided (used) by investing activities	34,438	(1,639,811)

Cash flows from financing activities:
Reduction of debt	(741,643)	(911,208)
Proceeds from debt financing	686,996	2,432,266
Debt issuance costs	(5,236)	(31,109)
Proceeds from exercise of stock options	365	18,028
Stock option income tax benefit	80	10,234
Cash repayment of notes receivable from officers/shareholders	—	2,650

Net cash (used) provided by financing activities	(59,438)	1,520,861
Effect of exchange rate changes on cash and cash equivalents	(22)	772

Net (decrease) increase in cash and cash equivalents	(16,717)	13,036
Cash and cash equivalents, beginning of period	29,852	13,971

Cash and cash equivalents, end of period	$13,135	$27,007

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. The Company is a worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies, a designer and marketer of rechargeable batteries and battery-powered lighting products and a designer and marketer of electric shavers and accessories, grooming products and hair care appliances. The Company is also a North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and specialty food products, and insecticides and repellents.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. The Company’s manufacturing and product development facilities are located in the United States, Europe, China and Latin America. Due to business seasonality, the Company’s operating results for the three and nine month periods ended July 2, 2006 are not necessarily indicative of the results that may be expected for the full year ended September 30, 2006.

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 2, 2006, and the results of operations and cash flows for the three and nine month periods ended July 2, 2006 and July 3, 2005. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Discontinued Operations: On November 22, 2005, the Company announced the sale of its fertilizer technology and Canadian professional fertilizer products businesses to Agrium Inc., an agricultural retailer and wholesale producer and marketer of agricultural nutrients and industrial products. The sale, which was completed on January 25, 2006, included two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. Proceeds from the sale, net of contractual working capital adjustments, are expected to total approximately $83,000.

The Company has reflected the fertilizer technology and Canadian professional fertilizer products operations of Nu-Gro as discontinued operations. The Company discontinued these operations effective September 30, 2005 as part of the United integration initiatives. See footnote 11, “Restructuring and Related Charges,” for additional discussion of United integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine month periods ended July 2, 2006 and July 3, 2005, respectively:

	Three Months		Nine Months
	2006	2005(A)	2006(B)	2005(A)
Net sales	$—	$22,654	$16,314	$36,200

Income (loss) from discontinued operations before income taxes	$—	$4,464	$(6,106)	$7,113
Provision for income taxes	—	(1,518)	826	(2,498)

Income (loss) from discontinued operations (including estimated loss on disposal of $3,788 in 2006), net of tax	$—	$2,946	$(5,280)	$4,615

(A)	The three month period ended July 3, 2005 represents results for the discontinued operations for April 2005 through June 2005. The nine month period ended July 3, 2005 represents results for the discontinued operations for February 2005 through June 2005.
(B)	The nine month period ended July 2, 2006 represents results for the discontinued operations for October 2005 through January 2006.

Assets Held for Sale: The balance in Assets held for sale in the Condensed Consolidated Balance Sheets (unaudited) as of July 2, 2006 consists primarily of a distribution facility in the Dominican Republic and a manufacturing facility in France. During the nine month period ended July 2, 2006, an $8,876 gain on sale of assets is included in the Condensed Consolidated Statements of Cash Flows. This gain includes an $8,260 gain on the sale of a Bridgeport, CT facility, previously included in Assets held for sale.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $65,777 and $163,909 for the three and nine month periods ended July 2, 2006, respectively, and $56,089 and $117,530 for the three and nine month periods ended July 3, 2005, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 20% of the Company’s Net sales during both the three and nine month periods ended July 2, 2006, and 21% and 19% of its Net sales during the three and nine month periods ended July 3, 2005, respectively. This major customer also represented approximately 15% and 12% of its trade accounts receivable, net as of July 2, 2006 and September 30, 2005, respectively.

Approximately 41% of the Company’s sales during the nine month period ended July 2, 2006 occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: On October 1, 2005 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and nine month periods ended July 2, 2006 was $4,449 and $12,573, respectively, or $3,291 and $8,408, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (unaudited). The Company expects that total stock compensation expense for 2006 will be approximately $17,000 before the effect of income taxes. As of July 2, 2006 there was $38,854 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted prior to the third quarter of fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are time-based and vest on a pro rata basis over either a three or four year vesting period and the remaining 50% are performance-based. Vesting of such performance based restricted stock will occur only upon achievement of certain performance goals established by

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

the Board of Directors of the Company. Generally, performance targets consist of EPS (“Earnings Per Share”), segment EBIT (“Earnings Before Interest and Taxes”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component on a straight-line basis over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

Effective the third quarter of fiscal 2006, the only stock-based compensation to be awarded will be performance-based restricted stock or stock options. Such future performance-based restricted stock or stock options will vest upon the achievement of certain performance goals established by the Board of Directors and will not contain a time-based provision providing for automatic vesting one year after the originally scheduled vesting date if the performance targets are not met.

The Company currently has two active incentive plans under which additional shares may be issued. In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Up to 5,000 shares of Common stock may be issued under the 1997 Plan, which expires in August 2007. As of July 2, 2006, there were options with respect to 1,551 shares of common stock outstanding under the 1997 Plan. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, which expires in July 2014. As of July 2, 2006, 2,205 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested restricted stock as of September 30, 2005, and changes during the nine month period ended July 2, 2006, is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2005	1,783	$26.87	$47,910
Granted	964	19.56	18,854
Vested	(504)	16.54	(8,338)
Forfeited	(88)	28.14	(2,476)

Restricted stock at July 2, 2006	2,155	$25.96	$55,950

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to that date, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income from continuing operations before income taxes and net income for the three month period ended July 2, 2006, was $175 and $129 lower, respectively, and for the nine month period ended July 2, 2006, was $556 and $372 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on October 1, 2005, the Company changed its cash flow presentation in accordance with SFAS 123(R) and FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”) which require the cash flows resulting from the tax benefits for these options to be classified as financing cash flows. The Company also elected to calculate its initial pool of excess tax benefits under the alternative transition method described in FSP FAS 123(R)-3.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) to options granted under the Company’s stock option plans during the nine month period ended July 3, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for the nine month period ended July 3, 2005:

Nine Months 2005
Net income, as reported	$49,709
Add: Stock-based compensation expense included in reported net income, net of tax	4,944
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,390)

Pro forma net income	$48,263

Basic earnings per share as reported	$1.18
Basic earnings per share pro forma	$1.15
Diluted earnings per share as reported	$1.13
Diluted earnings per share pro forma	$1.10

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the stock option transactions for the nine month period ended July 2, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at September 30, 2005	1,988	$14.64	$16,938
Granted	—	—	—
Exercised	(28)	13.08	4
Forfeited	(24)	14.87	—

Outstanding at July 2, 2006	1,936	$14.67	$—

Exercisable at July 2, 2006	1,656	$14.76	$—

The following table summarizes information about options outstanding and options outstanding and exercisable as of July 2, 2006:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	0.20 years	$ 4.39	149	$ 4.39
$11.32 – $15.00	1,290	5.91	13.42	1,039	13.50
$16.19 – $21.50	221	2.51	18.82	204	18.70
$21.63 – $28.70	276	3.05	22.75	264	22.52

	1,936	4.68	$14.67	1,656	$14.76

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. Pretax derivative gains from such hedges recorded as an adjustment to Interest expense were $667 and $502 during the three and nine month periods ended July 2, 2006, respectively, and losses of $369 and $1,793 during the three and nine month periods ended July 3, 2005, respectively. The pretax adjustment to Interest expense for ineffectiveness from such hedges included in the amounts above, was a gain of $0 and $431 during the three and nine month periods ended July 2, 2006, respectively, and losses of $20 and $128 during the three and nine month periods ended July 3, 2005, respectively. At July 2, 2006, the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the market interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.81% for a notional principal amount of $100,000 through April 2007, 4.15% for a notional principal amount of $175,000 through September 2007 and 4.46% for a notional principal amount of $170,000 through October 2008. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the market interest rates on floating

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €60,000 through September 2007 and 2.68% for a notional principal amount of €220,000 through September 2008. At July 2, 2006 and September 30, 2005, $800,000 and $445,000, respectively, of such swap contracts were outstanding. The derivative net gain on these contracts recorded in AOCI at July 2, 2006 was $9,095, net of tax expense of $5,575. At July 2, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3,566, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange rates related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. Pretax derivative losses from such hedges recorded as an adjustment to Net sales were $4 during both the three and nine month periods ended July 2, 2006, respectively. No such activity was recorded for comparable periods for 2005. Pretax derivative losses from such hedges recorded as an adjustment to Cost of goods sold were $384 and $221 during the three and nine month periods ended July 2, 2006, respectively, and pretax derivative gains were $157 and $87 during the three and nine month periods ended July 3, 2005, respectively. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Condensed Consolidated Balance Sheet (unaudited). Pretax derivative losses from such hedges recorded as an adjustment to earnings in Other income, net were $133 and $59 during the three and nine month periods ended July 2, 2006, respectively, and pretax derivative gains were $443 and $354 during the three and nine month periods ended July 3, 2005, respectively. The pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0 for the three and nine month periods ended July 2, 2006 and July 3, 2005, respectively. At July 2, 2006 and September 30, 2005, respectively, the Company had $88,672 and $0 of such foreign exchange derivative contracts outstanding. The derivative net gain on these contracts recorded in AOCI at July 2, 2006 was $819, net of tax expense of $340. At July 2, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $514, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. Pretax derivative gains from such hedges recorded as an adjustment to earnings in Other income, net were $3,409 and $2,798 during the three and nine month periods ended July 2, 2006, respectively, and losses of $406 and $933 during the three and nine month periods ended July 3, 2005, respectively. The pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0 for the three and nine month periods ended July 2, 2006 and July 3, 2005, respectively. At July 2, 2006 and September 30, 2005, $95,378 and $0, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the swaps are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. Pretax derivative losses and gains recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity were a gain of $512 and a loss of $238 during the three and nine month periods ended July 2, 2006, respectively, and gains of $1,703 and $3,082 during the three and nine month periods ended July 3, 2005, respectively. The hedges are generally highly effective, however, pretax derivative losses recorded as an adjustment to Cost of goods sold for ineffectiveness were $0 and $24 during the three and nine month periods ended July 2, 2006, respectively, and pretax derivative gains of $181 and $106 recorded during the three and nine month periods ended July 3, 2005, respectively. At July 2, 2006 and September 30, 2005, $51,851 and $5,591, respectively, of such commodity contracts were outstanding. The derivative net gain on these contracts recorded in AOCI at July 2, 2006 was $3,288, net of tax expense of $1,800. At July 2, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3,288, net of tax.

3    OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three and nine months ended July 2, 2006 and July 3, 2005, respectively, are as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Net income	$2,545	$23,711	$5,425	$49,709
Other comprehensive income (loss):
Foreign currency translation	8,521	(12,819)	10,725	390
Adjustment of additional minimum pension liability	(392)	63	(403)	1,251
Net unrealized gain on derivative instruments	4,560	20	10,779	1,079

Net change to derive comprehensive income for the period	12,689	(12,736)	21,101	2,720

Comprehensive income	$15,234	$10,975	$26,526	$52,429

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine month periods ended July 2, 2006 and July 3, 2005 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

4    NET INCOME PER COMMON SHARE

Net income per common share for the three and nine months ended July 2, 2006 and July 3, 2005, respectively, is calculated based upon the following number of shares:

	Three Months		Nine Months
	2006	2005	2006	2005
Basic	49,456	48,916	49,458	42,024
Effect of restricted stock and assumed conversion of options	2,128	2,170	1,501	1,895

Diluted	51,584	51,086	50,959	43,919

5    INVENTORIES

Inventories, which are stated at lower of cost or market, consist of the following:

	July 2, 2006	September 30, 2005
Raw materials	$124,476	$117,175
Work-in-process	41,094	37,931
Finished goods	295,433	296,447

	$461,003	$451,553

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	North America	Europe/ROW	Latin America	Global Pet	Total
Goodwill:
Balance as of September 30, 2005	$1,113,397	$104,324	$111,572	$99,724	$1,429,017
Purchase price allocation during period	46	(147)	3,386	22,590	25,875
Effect of translation	(2,091)	4,148	314	21,179	23,550

Balance as of July 2, 2006	$1,111,352	$108,325	$115,272	$143,493	$1,478,442

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2005	$305,100	$156,390	$113,142	$332,696	$907,328
Additions	9	—	—	—	9
Effect of translation	336	8,229	466	(96)	8,935

Balance as of July 2, 2006	$305,445	$164,619	$113,608	$332,600	$916,272

Intangible Assets Subject to Amortization
Balance as of September 30, 2005, gross	$95,553	$13,681	$—	$150,173	$259,407
Less: Accumulated amortization	(6,888)	(1,940)	—	(6,702)	(15,530)

Balance as of September 30, 2005, net	88,665	11,741	—	143,471	243,877
Additions	—	—	—	65	65
Amortization during period	(7,270)	(661)	—	(9,801)	(17,731)
Effect of translation	79	633	—	324	1,035

Balance as of July 2, 2006, net	$81,474	$11,713	$—	$134,059	$227,246

Pension Intangibles
Balance as of July 2, 2006	$2,861	$—	$—	$—	$2,861

Total Intangible Assets, net	$389,780	$176,332	$113,608	$466,659	$1,146,379

Intangible assets subject to amortization include technology assets, trade names and customer lists. The carrying value of technology assets was $38,076, net of accumulated amortization of $6,230 at July 2, 2006 and $40,082, net of accumulated amortization of $3,524 at September 30, 2005. The trade names subject to amortization relate to United. The carrying value of these trade names was $6,366, net of accumulated amortization of $4,534 at July 2, 2006 and $9,064, net of accumulated amortization of $1,886 at September 30, 2005. Remaining intangible assets subject to amortization include customer relationship intangibles. Of the intangible assets acquired in the United and Jungle Labs acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life. The pension intangible asset totaled $3,191 at September 30, 2005.

The additional purchase price allocation included in the Latin America segment principally related to an incremental earn-out payment associated with the Microlite acquisition in Brazil. The additional purchase price allocation included in the Global Pet segment principally related to the finalization of accruals for shutdown reserve costs at certain facilities, acquired as part of the United acquisition.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The purchase price allocation for the Jungle Labs acquisition is based on preliminary estimates and is pending finalization of the valuation of property, plant and equipment, inventory and intangibles. Future allocations of the Jungle Labs purchase price may impact the amount and segment allocation of goodwill. Amortization of intangible assets for the three and nine month periods ended July 2, 2006 and July 3, 2005, respectively, is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Proprietary technology amortization	$916	$760	$2,704	$1,664
Customer relationships amortization	4,173	3,666	12,379	5,351
Trade names amortization	883	754	2,648	1,128

	$5,972	$5,180	$17,731	$8,143

The Company estimates annual amortization of intangible assets expense for the next five fiscal years will approximate $22,000 per year.

7    DEBT

Debt consists of the following:

	July 2, 2006		September 30, 2005
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, U.S. Dollar, expiring February 6, 2012	604,827	8.2%	651,725	5.8%
Term Loan, Euro, expiring February 6, 2012	134,308	6.0%	137,142	4.7%
Term Loan, Euro Tranche B, expiring February 6, 2012	331,294	5.9%	338,288	4.4%
Term Loan, Canadian Dollar, expiring February 6, 2012	72,559	7.4%	74,081	4.9%
Revolving Credit Facility, expiring February 6, 2011	24,714	10.3%	—	—
Other notes and obligations	51,100	—	38,701	—
Capitalized lease obligations	14,122	—	17,396	—

	2,282,924		2,307,333
Less current maturities	51,167		39,308

Long-term debt	$2,231,757		$2,268,025

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

The Company’s senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of $1,442,988 consisting of a $604,827 U.S. Dollar Term Loan, a €114,000 Term Loan (USD $134,308 at July 2, 2006), a Tranche B €281,202 Term Loan (USD $331,294 at July 2, 2006), a Canadian Dollar 87,012 Term Loan (USD $72,559 at July 2, 2006) and a revolving credit facility of $300,000 (the “Revolving Credit Facility”). There was $24,714 outstanding under the Revolving Credit Facility at July 2, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros, the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling and the equivalent of borrowings in Chinese Yuan of $35,000.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Approximately $222,718 remains available under the Revolving Credit Facility as of July 2, 2006, net of approximately $52,498 of outstanding letters of credit.

The Company was in compliance with all covenants associated with its Senior Credit Facilities, as amended, and Senior Subordinated Notes that were in effect as of and during the nine month period ended July 2, 2006.

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

The Company’s results of operations for the three and nine month periods ended July 2, 2006 and July 3, 2005, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation cost	2006	2005	2006	2005
Service cost	$1,141	$367	$3,283	$1,125
Interest cost	1,482	1,038	4,231	3,179
Expected return on assets	(1,026)	(539)	(2,953)	(1,632)
Amortization of prior service cost	96	68	288	205
Amortization of transition obligation	8	12	25	34
Amortization of net actuarial loss	344	142	999	430

Net periodic benefit cost	$2,045	$1,088	$5,873	$3,341

	Three Months		Nine Months
Pension and deferred compensation contributions	2006	2005	2006	2005
Contributions made during period	$942	$134	$2,938	$613

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 2, 2006 were $2,037 and $5,371, respectively.

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

The reportable segment profits do not include interest expense, interest income and income tax expense. Also not included in the reportable segments are corporate expenses including purchasing expense, corporate general and administrative expense, certain research and development expense and restructuring and related charges. All depreciation and amortization included in Operating income is related to reportable segments or corporate. Costs are identified to reportable segments or corporate, according to the function of each cost center.

All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three and nine month periods ended July 2, 2006 and July 3, 2005, respectively, and at July 2, 2006 and September 30, 2005 is as follows:

	Three Months		Nine Months
	2006	2005	2006	2005
Net sales from external customers
North America	$394,208	$412,848	$954,615	$909,262
Europe/ROW	117,106	137,253	416,946	503,815
Latin America	54,609	49,568	168,878	151,876
Global Pet	132,345	108,122	402,910	154,572

Total segments	$698,268	$707,191	$1,943,349	$1,719,525

	Three Months		Nine Months
	2006	2005	2006	2005
Intersegment net sales
North America	$12,343	$10,842	$35,366	$32,269
Europe/ROW	3,082	4,472	11,484	12,247
Latin America	436	563	1,715	1,950
Global Pet	—	—	—	—

Total segments	$15,861	$15,877	$48,565	$46,466

	Three Months		Nine Months
	2006	2005	2006	2005
Segment profit
North America(A)	$61,711	$72,310	$125,939	$147,250
Europe/ROW	4,315	17,968	41,500	73,337
Latin America	4,251	4,280	14,217	13,635
Global Pet(B)	20,591	11,641	62,432	11,549

Total segments	90,868	106,199	244,088	245,771
Corporate expense	27,563	22,093	76,834	67,215
Restructuring and related charges	14,260	15,172	27,270	15,328
Interest expense(C)	45,688	38,623	130,000	94,544
Other income, net	(84)	(1,107)	(6,023)	(1,274)

Income from continuing operations before income taxes	$3,441	$31,418	$16,007	$69,958

(A)	The three and nine month periods ended July 3, 2005 include a non-cash charge to Cost of goods sold of $1,590 and $23,135, respectively, related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to acquired inventory.
(B)	The three and nine month periods ended July 3, 2005 include a non-cash charge to Cost of goods sold of $5,676 and $11,826, respectively, related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to acquired inventory.
(C)	The nine month period ended July 3, 2005 includes $12,033 in debt issuance costs written off in connection with the debt refinancing that occurred at the time of the United acquisition.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	July 2, 2006	September 30, 2005
Segment assets
North America	$2,185,058	$2,246,381
Europe/ROW	522,515	556,534
Latin America	375,002	368,499
Global Pet	848,363	790,902

Total segments	3,930,938	3,962,316
Corporate	76,486	59,775

Total assets at period end	$4,007,424	$4,022,091

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

11    RESTRUCTURING AND RELATED CHARGES

The Company reports restructuring and related charges associated with manufacturing and related initiatives in Cost of goods sold. Restructuring and related charges reflected in Cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring or integration initiatives implemented.

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above and other costs directly related to the initiatives implemented.

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended July 2, 2006 and July 3, 2005, respectively:

	Three Months		Nine Months
	2006	2005	2006	2005
Cost of goods sold:
North America	$—	$—	$—	$—
Europe/ROW	447	7,807	1,241	7,807
Latin America	—	—	—	—
Global Pet	2,261	—	3,194	—

Total restructuring and related charges in cost of goods sold	2,708	7,807	4,435	7,807

Operating expenses:
North America	9,099	7,182	15,809	7,338
Europe/ROW	1,609	183	5,224	183
Latin America	—	—	—	—
Global Pet	844	—	1,802	—

Total restructuring and related charges in operating expenses	11,552	7,365	22,835	7,521

Total restructuring and related charges	$14,260	$15,172	$27,270	$15,328

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2006 Restructuring Initiatives

The Company has implemented a series of initiatives in Europe to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the closure of the Ellwangen, Germany packaging center and the relocation of operations to the Dischingen, Germany battery plant, the transfer of private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and the previously announced restructuring of sales, marketing and support functions. As a result of these measures, headcount in Europe will be reduced by approximately 350, or 24%. The Company incurred $2,002 and $6,206 of pretax restructuring and related charges during the three and nine month periods ended July 2, 2006, respectively, in connection with these actions. Total costs associated with these initiatives, expected to be incurred through June 2007, relate primarily to severance and are projected to total approximately $31,000, the majority of which will be cash costs.

The following table summarizes the accrual balance and activity that occurred during the nine month period ended July 2, 2006 associated with the 2006 Restructuring Initiatives:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$—	$—	$—
Provisions	5,253	—	5,253
Cash expenditures	(3,096)	(131)	(3,227)

Accrual balance at July 2, 2006	$2,157	$(131)	$2,026

Expensed as incurred(A)	$953	$—	$953

(A)	Consists of amounts not impacting accrual for restructuring and related charges.

2005 Restructuring Initiatives

In April 2005, the Company announced the closure of its Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative are expected to total approximately $11,000. The Company incurred $54 and $259 of pretax restructuring and related charges during the three and nine month periods ended July 2, 2006, respectively, in connection with this closure. Approximately $500 is expected to be incurred during the remainder of fiscal 2006.

In connection with the acquisitions of United and Tetra in 2005, the Company announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home & Garden administrative services, sales and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s and Tetra’s administrative and manufacturing and distribution facilities. These restructuring initiatives are ongoing and are expected to continue through fiscal 2008.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville, and Charlotte) were merged into a

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s accounting, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate finance functions were combined directly into Spectrum’s global headquarters in Atlanta. Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as the Company begins to optimize its pet operations, two pet supplies facilities in Brea, California and Hazleton, Pennsylvania were closed in 2005 as part of the restructuring plan.

The Company incurred $12,204 and $20,805 of pretax restructuring and related charges during the three and nine month periods ended July 2, 2006, respectively, in connection with its integration of businesses acquired in 2005. The Company’s integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through fiscal 2008. Costs associated with integration efforts are expected to total approximately $85,000, of which approximately $65,000 will be cash costs and $20,000 will be non-cash. In fiscal 2006, the Company expects to incur approximately $35,000 to $40,000 of costs associated with the integration, which includes approximately $30,000 to $35,000 of cash costs.

The following table summarizes the remaining accrual balance and activity that occurred during the nine month period ended July 2, 2006 associated with the 2005 Restructuring Initiatives:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$12,076	$—	$12,076
Provisions	9,868	—	9,868
Cash expenditures	(13,035)	—	(13,035)
Non-cash expenditures	—	—	—

Accrual balance at July 2, 2006	$8,909	$—	$8,909

Expensed as incurred(A)	$9,379	$1,817	$11,196

(A)	Consists of amounts not impacting accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2005 Restructuring Initiatives Summary – Pursuant to Acquisitions (A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$3,336	$—	$3,336
Liability recognized	8,128	25,036	33,164
Cash expenditures	(1,115)	(705)	(1,820)
Non-cash expenditures	—	(2,004)	(2,004)

Accrual balance at July 2, 2006	$10,349	$22,327	$32,676

(A)	Provisions for costs to exit activities of the acquired United and Tetra businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Pet and Lawn & Garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of EITF 95-3 “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination.”

12    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $2,942, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

In November 2005, the Company received a request for information from the U.S. Attorney’s Office for the Northern District of Georgia. On December 12, 2005, the Company received a request for the same information from the Atlanta District Office of the SEC. The U.S. Attorney’s Office and the SEC were investigating the Company’s July 28, 2005 disclosure regarding its results for the third quarter ended July 3, 2005 and the Company’s revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. The U.S. Attorney’s Office and the SEC were also investigating the extent to which the Company’s senior management sold shares in the thirty-day period preceding the July 28, 2005 and September 7, 2005 disclosures. On July 27, 2006, the Company was informed by the U.S. Attorney’s Office for the Northern District of Georgia that the U.S. Attorney’s Office has terminated its investigation of the aforementioned matters. Spectrum Brands continues to cooperate with the Atlanta District Office of the SEC’s investigation into such matters. The Company is unable to predict the outcome of the SEC’s investigation or the timing of its resolution at this time.

The Company, along with certain Executive Officers, are defendants in a purported class action lawsuit, filed in the U.S. District Court for the Northern District of Georgia (the “Georgia Action”). The lawsuit generally alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees.

On November 28, 2005, a motion was filed in the Georgia Action to appoint lead plaintiffs and approve selection of co-lead counsel. On December 30, 2005, the Court entered an Order granting plaintiffs’ motion. Pursuant to the scheduling order entered on November 18, 2005, on February 2, 2006, lead plaintiffs filed a

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

consolidated amended complaint. On March 6, 2006, defendants filed a motion to dismiss the consolidated amended complaint. Briefing of defendants’ motion to dismiss was completed on April 28, 2006. On August 3, 2006, defendants filed a motion seeking leave to submit a supplemental brief informing the Court of the termination of the investigation by the U.S. Attorney’s Office of the Northern District of Georgia. Oral argument on defendants’ motion to dismiss has not yet been set. The Company believes that these actions are without merit and is contesting them vigorously. At this stage of the litigation, the Company cannot make any estimate of a potential loss or range of loss. See Item 1., “Legal Proceedings,” included in Part II—Other Information for further information regarding this action.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Such litigation includes legal proceedings with Philips in Europe with respect to trademark or other intellectual property rights and patent infringement claims by the Gillette Company and its subsidiary Braun GmbH. With respect to the Braun suit, the Company reached a settlement under which it entered into a licensing agreement for the period from November 15, 2005 through January 27, 2015. Under the terms of the agreement, the Company paid Gillette $4,000 for the right to use certain patented technology through January 2015 and will pay royalties of five dollars per unit containing the patented technology and sold in the United States during the term of the licensing agreement. With respect to the remaining items, management has concluded that the probability of such items having a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company is remote.

13    NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently evaluating the impact that FIN 48 will have on its financial condition, results of operations or cash flows.

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

In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4” (“FAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The Company adopted this statement as of the beginning of fiscal 2006, and it has not had a material impact on the Company’s financial position, results of operations or cash flows.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

July 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,425	$2,982	$8,728	$—	$13,135
Receivables, net	183,734	238,106	209,098	(224,120)	406,818
Inventories	204,313	73,960	188,724	(5,994)	461,003
Assets held for sale	337	—	2,889	—	3,226
Prepaid expenses and other	49,602	11,584	27,012	1,754	89,952

Total current assets	439,411	326,632	436,451	(228,360)	974,134
Property, plant and equipment, net	109,476	39,577	166,699	—	315,752
Goodwill	1,149,838	(307,105)	633,385	2,324	1,478,442
Intangible assets, net	462,917	466,667	216,983	(188)	1,146,379
Deferred charges and other	78,899	370,132	(670,760)	275,174	53,445
Debt issuance costs	39,272	—	—	—	39,272
Investments in subsidiaries	4,570,604	4,106,393	3,767,357	(12,444,354)	—

Total assets	$6,850,417	$5,002,296	$4,550,115	$(12,395,404)	$4,007,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$29,316	$7	$44,532	$(22,688)	$51,167
Accounts payable	380,267	196,227	125,863	(421,043)	281,314
Accrued liabilities	99,444	55,895	103,784	—	259,123

Total current liabilities	509,027	252,129	274,179	(443,731)	591,604
Long-term debt, net of current maturities	2,210,717	(7,684)	50,709	(21,985)	2,231,757
Employee benefit obligations, net of current portion	31,547	5,004	46,440	—	82,991
Deferred income taxes	(34,341)	182,022	6,452	—	154,133
Other	757	221	65,942	—	66,920

Total liabilities	2,717,707	431,692	443,722	(465,716)	3,127,405
Shareholders’ equity:
Common stock	675	98	537,210	(537,308)	675
Additional paid-in capital	648,200	872,998	3,865,096	(4,737,975)	648,319
Retained earnings	312,066	409,651	144,726	(593,703)	272,740
Accumulated other comprehensive income (loss)	3,244,845	3,287,857	(440,639)	(6,060,702)	31,361

	4,205,786	4,570,604	4,106,393	(11,929,688)	953,095
Less treasury stock, at cost	(73,076)	—	—	—	(73,076)

Total shareholders’ equity	4,132,710	4,570,604	4,106,393	(11,929,688)	880,019

Total liabilities and shareholders’ equity	$6,850,417	$5,002,296	$4,550,115	$(12,395,404)	$4,007,424

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended July 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$330,092	$134,977	$266,336	$(33,136)	$698,269
Cost of goods sold	198,080	97,459	169,076	(34,529)	430,086
Restructuring and related charges	—	1,761	947	—	2,708

Gross profit	132,012	35,757	96,313	1,393	265,475
Operating expenses:
Selling	74,127	17,724	62,400	(8)	154,243
General and administrative	27,807	278	15,068	—	43,153
Research and development	5,062	1,269	1,151	—	7,482
Restructuring and related charges	9,098	844	1,610	—	11,552

	116,094	20,115	80,229	(8)	216,430
Operating income	15,918	15,642	16,084	1,401	49,045
Interest expense	43,794	(582)	2,073	403	45,688
Other income, net	(17,138)	(24,855)	(2,666)	44,575	(84)

(Loss) income before income taxes	(10,738)	41,079	16,677	(43,577)	3,441
Income (benefit) tax expense	(11,910)	6,772	6,034	—	896

Net income	$1,172	$34,307	10,643	$(43,577)	$2,545

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended July 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$826,513	$384,691	$829,289	$(97,144)	$1,943,349
Cost of goods sold	507,412	272,908	514,199	(98,004)	1,196,515
Restructuring and related charges	—	2,694	1,741	—	4,435

Gross profit	319,101	109,089	313,349	860	742,399
Operating expenses:
Selling	184,384	51,354	184,044	(109)	419,673
General and administrative	86,115	5,084	46,187	—	137,386
Research and development	15,482	3,885	3,154	—	22,521
Restructuring and related charges	15,807	1,802	5,226	—	22,835

	301,788	62,125	238,611	(109)	602,415
Operating income	17,313	46,964	74,738	969	139,984
Interest expense	125,352	(11,924)	15,986	586	130,000
Other income, net	(47,614)	(10,827)	(1,987)	54,405	(6,023)

(Loss) income from continuing operations before income taxes	(60,425)	69,715	60,739	(54,022)	16,007
Income (benefit) tax expense	(37,062)	17,875	24,489	—	5,302

(Loss) income from continuing operations	(23,363)	51,840	36,250	(54,022)	10,705
Income (loss) from discontinued operations	27,768	11,100	(44,148)	—	(5,280)

Net income (loss)	$4,405	$62,940	$(7,898)	$(54,022)	$5,425

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended July 2, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by continuing operating activities	$(79,320)	$444,417	$201,878	$(558,670)	$8,305
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,066)	(3,944)	(29,148)	—	(51,158)
Proceeds from sale of property, plant and equipment and investments	4,831	—	548	—	5,379
Proceeds from sale of assets held for sale	10,641	—	—	—	10,641
Payments for acquisitions, net of cash acquired	(7,363)	(1,728)	(5,765)	—	(14,856)
Intercompany investments	(236,280)	256,231	(19,951)	—	—

Net cash provided by investing activities of continuing operations	(246,237)	250,559	(54,316)	—	(49,994)
Net cash provided by investing activities of discontinued operations	—	—	84,432	—	84,432

Net cash (used) provided by investing activities	(246,237)	250,559	30,116	—	34,438
Cash flows from financing activities:
Reduction of debt	(642,171)	—	(99,472)	—	(741,643)
Proceeds from debt financing	612,659	—	74,337	—	686,996
Debt issuance costs	(5,236)	—	—	—	(5,236)
Proceeds from exercise of stock options	365	—	—	—	365
Stock option income tax benefit	80	—	—	—	80
Proceeds from (advances related to) intercompany transactions	345,529	(694,651)	(209,548)	558,670	—

Net cash provided (used) by financing activities	311,226	(694,651)	(234,683)	558,670	(59,438)
Effect of exchange rate changes on cash and cash equivalents	—	—	(22)	—	(22)

Net (decrease) increase in cash and cash equivalents	(14,331)	325	(2,711)	—	(16,717)
Cash and cash equivalents, beginning of period	15,756	2,657	11,439	—	29,852

Cash and cash equivalents, end of period	$1,425	$2,982	$8,728	$—	$13,135

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. We are a manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and a designer and marketer of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We are also a North American manufacturer and marketer of lawn fertilizers, herbicides, pet supplies and specialty food products and insecticides and repellents.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8-in-1 and various other brands. Our manufacturing and product development facilities are located in the United States, Europe, China and Latin America. We manufacture alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, pet supplies and specialty food products and insecticides and repellents in our company operated manufacturing facilities. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in Asia.

On November 22, 2005, we entered into an agreement with Agrium Inc. to sell our fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro (“Nu-Gro Pro and Tech”) to Agrium. The transaction closed on January 25, 2006. Proceeds from the sale are expected to total approximately $83 million after finalization of contractual working capital adjustments. This divestiture allowed us to focus on our primary growth strategy of marketing branded consumer products to retailers. Proceeds from the sale were used to reduce our outstanding debt. As part of the transaction, we have signed strategic multi-year reciprocal supply agreements with Agrium. (See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations,” for additional information regarding this divestiture).

Our financial performance is influenced by a number of factors including: general economic conditions, foreign exchange fluctuations and trends in consumer markets; our overall product line mix, including sales prices and gross margins which vary by product line and geographic market; pricing of certain raw materials and commodities; fuel prices and our general competitive position, especially as impacted by our competitors’ promotional activities and pricing strategies.

Results of Operations

Fiscal Quarter and Fiscal Nine Months Ended July 2, 2006 Compared to Fiscal Quarter and Fiscal Nine Months Ended July 3, 2005

Year over year historical comparisons are influenced by our acquisitions of United, Tetra and Jungle Labs acquired on February 7, 2005, April 29, 2005 and September 1, 2005, respectively. See footnote 10 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Acquisitions,” for additional information regarding these acquisitions.

During the nine months ended July 2, 2006 (the “Fiscal 2006 Nine Months”), Nu-Gro Pro and Tech was presented as discontinued operations consistent with our decision to sell these businesses. Consequently, the results of these discontinued operations for the three months ended July 2, 2006 (the “Fiscal 2006 Quarter”) and the Fiscal 2006 Nine Months are reflected in our Condensed Consolidated Statements of Operations (unaudited) as discontinued operations. The results of Nu-Gro Pro and Tech in fiscal 2005 have been reclassified to conform to the fiscal 2006 classification. As a result, and unless specifically stated, all discussions regarding our Fiscal 2006 Quarter and Fiscal 2006 Nine Months reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2006 Quarter decreased to $698 million from $708 million during the three months ended July 3, 2005 (the “Fiscal 2005 Quarter”), reflecting a 1% decrease. Net sales for the Fiscal 2006 Nine Months increased to $1,943 million from $1,720 million during the nine months ended July 3, 2005 (the “Fiscal 2005 Nine Months”), reflecting a 13% increase. Our Fiscal 2005 Quarter and Fiscal 2005 Nine Months results reflect sales of Tetra products for only May and June. No Jungle Labs results are included in the Fiscal 2005 Quarter or Fiscal 2005 Nine Months. Our Fiscal 2005 Nine Months results also reflect sales of lawn and garden, household insect control and United pet products for only February through June. After adjusting net sales to assume all acquisitions completed by us during Fiscal 2005 were completed as of October 1, 2004, our net sales for the Fiscal 2006 Quarter and Fiscal 2006 Nine Months declined 5 percent and 6 percent, respectively. This decline is primarily a result of under-performance in our battery business and shaving and grooming business in North America.

Reported net sales by product line for the Fiscal 2006 Quarter, Fiscal 2005 Quarter, Fiscal 2006 Nine Months and Fiscal 2005 Nine Months, respectively, are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2006	2005	2006	2005
Product line net sales
Batteries	$190	$224	$633	$748
Lights	22	22	65	69
Shaving and grooming	50	64	197	213
Personal care	33	26	110	103
Lawn and garden	205	188	425	327
Household insect control	66	76	110	105
Pet products	132	108	403	155

Total revenues from external customers	$698	$708	$1,943	$1,720

The decline in our battery sales for the Fiscal 2006 Quarter and Fiscal 2006 Nine Months was driven by a number of factors, primarily a reduction of inventory levels at certain retailers in North America, and the finalization of our transition to a new alkaline marketing strategy in North America, centered around an improved value position, which has taken longer than anticipated. Our previous alkaline marketing strategy of “50% More” focused on the cost of our product to the customer while our current alkaline marketing strategy, “Same Performance, Better Price,” is designed to highlight the fact that battery performance tests show that our alkaline batteries generally perform as well as the leading alkaline battery brands and our alkaline batteries are offered at better prices. We experienced decreased battery sales as a result of the change in packaging and pricing from the “50% More” strategy to the “Same Performance, Better Price” strategy as customers and consumers adjusted to the new message and the related changes in our pricing and package sizes. During this transition, some of the existing inventories of “50% More” alkaline battery products were heavily promoted to sell and sold to discounters at prices lower than retail prices we would typically receive in the marketplace. Battery sales in Europe declined as well, as we exited some low margin private label alkaline business and as we continued to experience a shift in European distribution channels from high end electronic specialty stores and photo stores, where we enjoy strong market shares, to deep discount and food retail channels where we do not have as strong a presence. Lastly, unfavorable foreign exchange translation accounted for approximately $8 million of the decline in consolidated net sales for the Fiscal 2006 Nine Months. Favorable foreign exchange translation impacted the Fiscal 2005 Quarter net sales by approximately $5 million.

Shaving and grooming sales declined significantly in the Fiscal 2006 Quarter and Fiscal 2006 Nine Months primarily as a result of a 33% decline in sales of men’s shavers in the Fiscal 2006 Quarter, which is due in part to an overall pullback in category support by key retailers and no significant new product introductions. Offsetting the decline in men’s shavers in the quarter was a slight increase in sales of our women’s shavers, which saw an approximately 4 percent increase in sales during the Fiscal 2006 Quarter.

Gross Profit. Our gross profit margin for the Fiscal 2006 Quarter declined to 38.0% from 38.2% in the Fiscal 2005 Quarter. Cost of goods sold during the Fiscal 2006 Quarter included approximately $3 million in restructuring and related charges associated with the United integration and rationalization of our European sales and marketing organization. The Fiscal 2005 Quarter included a $7 million inventory valuation charge related to the United and Tetra acquisitions and $8 million in restructuring and related charges associated with the closure of a French manufacturing facility. Excluding these charges, gross profit margin for the Fiscal 2006 Quarter was 38.4% versus 40.3% for the same period last year. The decline in gross margin percentage resulted primarily from lower sales in the global battery business and increased raw material costs for many of our products, including batteries.

Our gross profit margin for the Fiscal 2006 Nine Months increased to 38.2% from 38.0% in the Fiscal 2005 Nine Months. The increase in gross margin for the Fiscal 2006 Nine Months is attributable to the charge recognized in the Fiscal 2005 Nine Months related to inventory acquired as part of the United and Tetra acquisitions. In accordance with generally accepted accounting principles in the United States of America, this inventory was revalued as part of the purchase price allocation. This accounting treatment resulted in an increase in acquired inventory of $35 million. Excluding this charge and restructuring and related charges for the periods presented, our gross profit margin for the Fiscal 2006 Nine Months declined to 38.4% from 40.5% in the Fiscal 2005 Nine Months. The Fiscal 2006 Nine Months included a full nine month benefit of higher margin Tetra pet product sales. However, this benefit was more than offset by declines in our legacy battery, shaving and grooming and personal care margins. The decline in battery gross margins was driven by the previously mentioned shift in European distribution channels and higher raw material costs, especially zinc. Shaving and grooming and personal care margins declined primarily as a result of a product mix shift to lower margin products.

Operating Income. Our operating income for the Fiscal 2006 Quarter decreased to $49 million, or 7.0% of net sales, from $69 million, or 9.7% of net sales in the Fiscal 2005 Quarter. Operating income in the Fiscal 2006 Quarter included restructuring and related charges of $14 million primarily attributable to the United acquisition and rationalization of our European sales and marketing organization. The Fiscal 2005 Quarter included $15 million in restructuring and related charges primarily related to the United acquisition and the closure of our French manufacturing facility. Excluding the impact of restructuring and related charges and the previously discussed $7 million inventory purchase accounting charge to cost of goods sold in the Fiscal 2005 Quarter, our operating income would have been $63 million and $91 million in the Fiscal 2006 Quarter and the Fiscal 2005 Quarter, respectively. After excluding these items, operating income as a percentage of net sales decreased to 9.0% in the Fiscal 2006 Quarter from 12.9% in the Fiscal 2005 Quarter. The majority of this decline was the result of the previously discussed declines in gross margin. In addition, after excluding restructuring and related charges, operating expenses as a percentage of net sales increased from 27.4% of net sales in the Fiscal 2005 Quarter to 29.3% of net sales in the Fiscal 2006 Quarter. This increase is largely due to increased distribution costs, primarily in North America due to increased fuel charges and a product mix shift to more sales in the fertilizer product line that includes higher freight costs. See the “Restructuring and Related Charges” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included below as well as footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Our operating income for the Fiscal 2006 Nine Months decreased to $140 million, or 7.2% of net sales, from $163 million, or 9.5% of net sales, in the Fiscal 2005 Nine Months. Excluding the impact of $27 million and $15 million of restructuring and related charges incurred during the Fiscal 2006 Nine Months and Fiscal 2005 Nine Months, respectively, and the previously discussed $35 million inventory purchase accounting charge to cost of goods sold in the Fiscal 2005 Nine Months, our operating income would have been $167 million and $213 million in the Fiscal 2006 Nine Months and the Fiscal 2005 Nine Months, respectively. After excluding these items, operating income as a percentage of net sales decreased to 8.6% in the Fiscal 2006 Nine Months from 12.4% in the Fiscal 2005 Nine Months. The majority of this decline was the result of the previously discussed declines in gross margin. In addition, after excluding restructuring and related charges, operating expenses as a percentage of net sales increased from 28.1% of net sales in the Fiscal 2005 Nine Months to 29.8% of net sales in the Fiscal 2006 Nine Months. This increase is due primarily to increased distribution costs, primarily in North America as discussed above. See the “Restructuring and Related Charges” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included below as well as footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Other Income. Other income for the Fiscal 2006 Nine Months includes the benefit of two asset sales which occurred during the Fiscal 2006 Nine Months. We recognized a net gain of approximately $8 million on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington acquisition and subsequently closed in fiscal 2004, and the sale of our Madison, WI packaging facility, which was closed in fiscal 2003. Prior to these sales, these assets were included in assets held for sale in our Condensed Consolidated Balance Sheets (unaudited) filed with this report.

Discontinued Operations. Our loss from discontinued operations of $5.3 million, net of tax, for the Fiscal 2006 Nine Months reflects the operating results of Nu-Gro Pro and Tech, as well as the estimated loss on the sale of these businesses. The transaction closed in January 2006. The total estimated loss on the sale of these businesses of approximately $3.8 million, net of tax, is included in the total loss for the Fiscal 2006 Nine Months. Of this total estimated loss, approximately $1.3 million was recognized in the second quarter of fiscal 2006. Finalization of the loss on the sale is pending completion of legal and accounting procedures associated with a working capital settlement. See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” for additional information regarding these discontinued operations.

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

North America

	Fiscal Quarter		Nine Months
	2006	2005	2006	2005
Net sales to external customers	$394	$413	$955	$909
Segment profit	$62	$72	$126	$147
Segment profit as a % of net sales	15.7%	17.4%	13.2%	16.2%
Assets as of July 2, 2006 and September 30, 2005	$2,185	$2,246	$2,185	$2,246

Our net sales to external customers in the Fiscal 2006 Quarter decreased to $394 million from $413 million during the Fiscal 2005 Quarter. The primary contributors to this decline were a $17 million decrease in sales of Remington shaving and grooming products, an $11 million decrease in battery sales and a $9 million decrease in sales of household insect control products, partially offset by a $16 million increase in sales of our lawn and garden products.

Our net sales to external customers in the Fiscal 2006 Nine Months increased to $955 million from $909 million during the Fiscal 2005 Nine Months. This 5% increase was due to the inclusion of the acquired United lawn and garden and household insect control business for the entire Fiscal 2006 Nine Months as compared to only February through June for the Fiscal 2005 Nine Months. Net sales contributed by the acquired United business from October 2005 through January 2006 totaled $86 million. After adjusting net sales to assume all acquisitions completed by us during Fiscal 2005 were completed as of October 1, 2004, our net sales for the Fiscal 2006 Nine Months declined 6 percent. This decline was driven by a $47 million decline in battery sales as a result of the reduction of inventory levels at certain retailers in North America and the finalization of our transition to a new alkaline marketing strategy. In addition, our Remington shaving and grooming sales in North America declined by $18 million, driven by lower than expected sales during the Fiscal 2006 Quarter of Remington men’s shaving products. These sales declines were offset by an $8 million increase in sales of our Remington personal care products during the Fiscal 2006 Nine Months.

Our profitability in the Fiscal 2006 Quarter decreased to $62 million from $72 million in the Fiscal 2005 Quarter. Excluding the impact of the previously discussed inventory purchase accounting charge in the Fiscal 2005 Quarter, of which approximately $2 million related to the North America segment, profitability in the Fiscal 2006 Quarter declined by approximately 16%. This decrease was primarily due to the impact of lower sales and product mix shifts in our acquired lawn and garden and household insect control businesses. Operating expenses as a percentage of net sales increased to approximately 22.6% of net sales in the Fiscal 2006 Quarter from approximately 21.9% of net sales in the Fiscal 2005 Quarter. This increase was driven primarily by increased distribution expenses. Distribution expenses increased to 11.7% of net sales in the Fiscal 2006 Quarter as compared to 9.4% of net sales in the Fiscal 2005 Quarter due to increased fuel charges and a product mix shift to more sales in the fertilizer product line that includes higher freight costs.

Our profitability in the Fiscal 2006 Nine Months decreased to $126 million from $147 million in the Fiscal 2005 Nine Months, a 14% decrease. Excluding the inventory purchase accounting charge of approximately $23 million in the Fiscal 2005 Nine Months, profitability declined by $44 million, or 26%. This decrease was primarily due to the impact of lower battery sales and increased raw material costs, which resulted in a reduction in gross profit of approximately $30 million. The remaining decrease is due to lower profitability in shaving and grooming, product mix shift from household insect control to lawn and garden, as well as higher distribution costs in the Fiscal 2006 Nine Months.

Our assets as of July 2, 2006 decreased to $2,185 million from $2,246 million at September 30, 2005, primarily due to the disposal of Nu-Gro Pro and Tech in January 2006. Intangible assets at July 2, 2006 are approximately $1,501 million and primarily relate to the United and Remington acquisitions.

Europe/ROW

	Fiscal Quarter		Nine Months
	2006	2005	2006	2005
Net sales to external customers	$117	$137	$417	$504
Segment profit	$4	$18	$42	$73
Segment profit as a % of net sales	3.4%	13.1%	10.1%	14.5%
Assets as of July 2, 2006 and September 30, 2005	$523	$557	$523	$557

Our net sales to external customers in the Fiscal 2006 Quarter decreased to $117 million from $137 million during the Fiscal 2005 Quarter, representing a 15% decrease. Unfavorable foreign exchange translation impacted sales by approximately $1 million. Battery and lighting sales declined by approximately 23% excluding the impact of currency. This decline was the result of a continued stagnant economy in central Europe, our decision to exit some low margin private label alkaline business and a shift in European distribution channels from electronic specialty stores and photo stores where we enjoy strong market shares, to deep discount and food retail channels where we do not have as strong a presence. We also saw declines in our higher margin photo and lithium battery sales driven by a shift in the photo market, as analog cameras are replaced by digital cameras, which predominantly use rechargeable batteries. Sales of our Remington branded products increased by 19% during the Fiscal 2006 Quarter excluding the impact of currency as we continue to gain distribution across continental Europe, driven by our investments in brand development.

Our net sales to external customers in the Fiscal 2006 Nine Months decreased to $417 million from $504 million during the Fiscal 2005 Nine Months, representing an 17% decrease. Unfavorable foreign exchange translation accounted for $24 million of the decline. Battery and lighting sales across Europe declined by approximately 16% excluding the impact of currency. The battery business in continental Europe has been negatively impacted by a stagnant economy and the aforementioned shift in distribution channels, coupled with our decision to exit certain low margin private label alkaline business. Sales of our Remington branded shaving, grooming and personal care products declined by approximately 1 percent excluding the impact of currency as we were unable to anniversary the strong Fiscal 2005 Nine Months sales resulting from the successful launch of a personal care product in the United Kingdom. Excluding Remington branded sales in the United Kingdom, net sales of Remington branded products in the remainder of the Europe/ROW segment increased 26% excluding the impact of currency in the Fiscal 2006 Nine Months as compared to the Fiscal 2005 Nine Months.

Our operating profitability in the Fiscal 2006 Quarter decreased to $4 million from $18 million in the Fiscal 2005 Quarter. The profitability decrease was primarily driven by lost gross profit as a result of the sales decline in batteries, along with the impact of increased zinc costs and lower production capacity utilization. Segment profitability as a percentage of sales declined to 3.4% in the Fiscal 2006 Quarter as compared with 13.1% in the comparable period last year. Operating expenses as a percentage of net sales increased to approximately 32.2% of net sales in the Fiscal 2006 Quarter from approximately 29.5% of net sales in the Fiscal 2005 Quarter. This increase was entirely due to our lower sales base in the Fiscal 2006 Quarter as total operating expenses declined in the Fiscal 2006 Quarter by $3 million versus the Fiscal 2005 Quarter.

Our operating profitability in the Fiscal 2006 Nine Months decreased to $42 million from $73 million in the Fiscal 2005 Nine Months. Segment profitability as a percentage of sales declined to 10.1% in the Fiscal 2006 Nine Months as compared with 14.5% in the comparable period last year. The profitability decrease was primarily driven by lost gross profit as a result of the sales decline. Operating expenses as a percentage of net sales increased slightly to approximately 28.3% of net sales in the Fiscal 2006 Nine Months from approximately 27.8% of net sales in the Fiscal 2005 Nine Months.

Our assets as of July 2, 2006 decreased to $523 million from $557 million at September 30, 2005. The decrease is primarily attributable to the impact of foreign currency translation.

Latin America

	Fiscal Quarter		Nine Months
	2006	2005	2006	2005
Net sales to external customers	$55	$50	$169	$152
Segment profit	$4	$4	$14	$14
Segment profit as a % of net sales	7.3%	8.0%	8.3%	9.2%
Assets as of July 2, 2006 and September 30, 2005	$375	$368	$375	$368

Our net sales to external customers in the Fiscal 2006 Quarter increased to $55 million from $50 million in the Fiscal 2005 Quarter reflecting a 10% increase. Favorable currency translation accounted for $2 million of the increase. Additionally, strong performance from Remington branded products in the region combined with modest growth in lighting added to the sales increase for the Fiscal 2006 Quarter. Sales of Remington products are expected to continue to grow in fiscal 2006, the result of geographic expansion.

Our net sales to external customers in the Fiscal 2006 Nine Months increased to $169 million from $152 million in the Fiscal 2005 Nine Months reflecting an 11% increase. Favorable currency translation accounted for $9 million of the increase, the result of a strong Brazilian Real. Additionally, the introduction of Remington branded products throughout the region, as well as modest growth in our general battery business, are reflected in the sales increase for the Fiscal 2006 Nine Months.

Our profitability in the Fiscal 2006 Quarter was flat at $4 million when compared to the Fiscal 2005 Quarter. Segment profitability as a percentage of sales in the Fiscal 2006 Quarter declined to 7.3% from 8.0% in the same period last year, mainly as a result of rising commodity prices and higher selling and marketing expenses offsetting higher revenues. Our profitability in the Fiscal 2006 Nine Months was flat at $14 million when compared to the Fiscal 2005 Nine Months. Segment profitability as a percentage of sales in the Fiscal 2006 Nine Months declined to 8.3% from 9.2% in the same period last year. Operating expenses as a percentage of net sales increased slightly to approximately 31.1% of net sales in the Fiscal 2006 Nine Months from 30.3% of net sales in the Fiscal 2005 Nine Months. This increase was primarily due to increased investment in marketing and selling expenses as we introduce Remington products into the region.

Our assets as of July 2, 2006 were $375 million compared to $368 million at September 30, 2005. The increase in assets is primarily attributable to the impact of foreign currency translation. Intangible assets total approximately $229 million and primarily relate to the ROV Ltd. acquisition completed in fiscal 1999 and the fiscal 2004 Microlite acquisition.

Global Pet

	Fiscal Quarter		Nine Months
	2006	2005	2006	2005
Net sales to external customers	$132	$108	$403	$155
Segment profit	$21	$12	$62	$12
Segment profit as a % of net sales	15.9%	11.1%	15.4%	7.7%
Assets as of July 2, 2006 and September 30, 2005	$848	$791	$848	$791

Our net sales to external customers in the Fiscal 2006 Quarter were $132 million. Our net sales to external customers in the Fiscal 2005 Quarter were $108 million. Unfavorable foreign exchange translation impacted sales by approximately $1 million. Acquisitions contributed $23 million in net sales during the Fiscal 2006 Quarter. After adjusting net sales to assume all acquisitions completed by us during fiscal 2005 were completed as of October 1, 2004, net sales increased 1 percent compared to last year’s adjusted results, as a result of growth in companion pet sales.

Our net sales to external customers in the Fiscal 2006 Nine Months were $403 million. Our net sales to external customers in the Fiscal 2005 Nine Months were $155 million. Unfavorable foreign exchange translation impacted sales by approximately $1 million. Acquisitions contributed $245 million in net sales during the Fiscal 2006 Nine Months. After adjusting net sales to assume all acquisitions completed by us during fiscal 2005 were completed as of October 1, 2004, net sales increased 1 percent compared to last year’s adjusted results, as a result of strong growth in companion pet sales, offset by a slight decline in sales of aquatics products.

Our profitability in the Fiscal 2006 Quarter was $21 million, or 15.9% of net sales. Our profitability in the Fiscal 2005 Quarter was $12 million, or 11.1% of net sales. Excluding the impact of the previously discussed inventory purchase accounting charge in the Fiscal 2005 Quarter, $6 million of which related to the Global Pet segment, operating profitability would have approximated $18 million, or 16.7% of net sales.

Our profitability in the Fiscal 2006 Nine Months was $62 million, or 15.4% of net sales. Our profitability in the Fiscal 2005 Nine Months was $12 million, or 7.7% of net sales. Excluding the impact of the previously discussed inventory purchase accounting charge in the Fiscal 2005 Nine Months, $12 million of which related to the Global Pet segment, operating profitability would have approximated $24 million, or 15.4% of net sales.

Our assets as of July 2, 2006 increased to $848 million from $791 million at September 30, 2005. The increase in assets is primarily attributable to changes in goodwill as purchase price allocations were adjusted, as well as the impact of foreign currency. Intangible assets total approximately $610 million and relate to the acquisitions of Tetra and United Pet Group.

Corporate Expense. Our corporate expenses in the Fiscal 2006 Quarter increased to $28 million from $22 million in the same period last year. The increase in expense is primarily due to increased costs of global operations of approximately $3 million, primarily the result of the expansion of our global operations support structure and a $3 million increase in corporate general and administrative expenses, primarily as a result of increased professional fees. Our corporate expense as a percentage of net sales in the Fiscal 2006 Quarter increased to 4.0% from 3.2% in the previous year.

Our corporate expenses in the Fiscal 2006 Nine Months increased to $77 million from $67 million in the same period last year. The increase in expense is primarily due to increased costs of global operations of approximately $8 million, primarily the result of the expansion of our Asian global operations support structure and increased research and development costs of approximately $1 million, primarily attributable to the acquisitions of United and Tetra. Our corporate expense as a percentage of net sales in the Fiscal 2006 Nine Months increased to 4.0% from 3.9% in the previous year.

Restructuring and Related Charges. The following table summarizes all restructuring and related charges we incurred in the Fiscal 2006 Quarter, Fiscal 2005 Quarter, Fiscal 2006 Nine Months and Fiscal 2005 Nine Months, respectively (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2006	2005	2006	2005
Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	$—	$8.3	$—	$8.3
Other associated costs	0.1	(0.5)	0.3	(0.5)
United & Tetra integration:
Termination benefits	0.6	—	1.1	—
Other associated costs	1.6	—	2.0	—
European initiatives:
Termination benefits	0.4	—	1.0	—

Total restructuring and related charges in cost of sales	2.7	7.8	4.4	7.8
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	9.3	6.9	15.2	7.0
Other associated costs	0.7	1.6	2.5	1.6
European initiatives:
Termination benefits	1.6	—	5.2	—
Other initiatives:
Other associated costs	—	(1.1)	—	(1.1)

Total restructuring and related charges in operating expenses	11.6	7.4	22.9	7.5

Total restructuring and related charges	$14.3	$15.2	$27.3	$15.3

See footnote 11 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Our integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through fiscal 2008, resulting in expected cost savings estimated at $100 million when fully realized, $35 million of which are expected to be realized in fiscal 2006. We incurred approximately $12 million and $21 million of pretax restructuring and related charges during the Fiscal 2006 Quarter and Fiscal 2006 Nine Months, respectively, in connection with these integration activities. Total costs associated with our United and Tetra integration efforts are expected to total approximately $85 million, of which approximately $65 million will be cash costs and $20 million will be non-cash. In fiscal 2006, we expect to incur approximately $35 million to $40 million of costs associated with the integration, which includes approximately $30 million to $35 million of cash costs.

As a result of our continued concern regarding the European economy and the continued shift from branded alkaline batteries to private label, we announced a series of initiatives in Europe to reduce operating costs and rationalize our manufacturing structure (“European initiatives”). These initiatives include the closure of the Ellwangen, Germany packaging center and the relocation of operations to the Dischingen, Germany battery plant, the transfer of private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and the previously announced restructuring of sales, marketing and support functions. As a result of these measures, headcount in Europe will be reduced by approximately 350, or 24%. We incurred approximately $2 million and $6 million of pretax restructuring and related charges during the Fiscal 2006 Quarter and Fiscal 2006 Nine Months, respectively, in connection with these actions. Upon completion of all actions, which are expected to be completed by June 2007, total annualized savings are projected at $33 million. Total costs associated with these initiatives, expected to be incurred through June 2007, relate primarily to severance and are projected to total approximately $31 million, which primarily represents cash costs.

Interest Expense. Interest expense in the Fiscal 2006 Quarter increased to $46 million from $39 million in the Fiscal 2005 Quarter. Interest expense in the Fiscal 2006 Nine Months increased to $130 million from $95 million in the Fiscal 2005 Nine Months. These increases were due to increased debt levels associated with the United and Tetra acquisitions and higher interest rates. Interest expense for the Fiscal 2005 Nine Months included $12 million of debt issue costs written off in connection with our acquisitions and related debt financings.

Income Tax Expense. As a result of the implementation of tax reduction strategies resulting from our recent acquisitions, we were able to reduce our effective tax rate from continuing operations to approximately 26% for the Fiscal 2006 Quarter and approximately 33% for the Fiscal 2006 Nine Months. We expect a continued benefit from these strategies going forward. Our effective tax rate on income from continuing operations was approximately 34% and 36% for the Fiscal 2005 Quarter and Fiscal 2005 Nine Months, respectively.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2006 Nine Months, operating activities provided $8 million in net cash as compared to $131 million provided during the same period last year. This change is partly due to a $34 million decline in income from continuing operations, or a $47 million decline in income from continuing operations when adjusted for non-cash items. In addition, unfavorable changes in operating assets and liabilities reduced operating cash flow by $76 million as compared to the Fiscal 2005 Nine Months. The primary component of this reduction was inventory, which was a source of approximately $46 million in cash in the Fiscal 2005 Nine Months and a use of approximately $12 million in cash in the Fiscal 2006 Nine Months. Also, cash restructuring costs were approximately $32 million during the Fiscal 2006 Nine Months as compared to only $7 million during the Fiscal 2005 Nine Months.

Investing Activities

Net cash provided by investing activities was $34 million for the Fiscal 2006 Nine Months as compared to $1,640 million used for the Fiscal 2005 Nine Months. The change was primarily due to significant acquisition payments included last year as well as proceeds from the sale of assets and the sale of discontinued operations during the Fiscal 2006 Nine Months. We generated approximately $100 million of cash flow from the sale of Nu-Gro Pro and Tech and other surplus assets during the Fiscal 2006 Nine Months. Capital expenditures during the Fiscal 2006 Nine Months were approximately $51 million versus $41 million in the Fiscal 2005 Nine Months. Capital expenditures for fiscal 2006 are expected to be approximately $60 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Our Senior Credit Facilities include aggregate facilities of $1,443 million consisting of, approximately, a $605 million U.S. Dollar Term Loan, a €114 million Term Loan (USD $134 million at July 2, 2006), a Tranche B €281 million Term Loan (USD $331 million at July 2, 2006), a Canadian Dollar 87 million Term Loan (USD $73 million at July 2, 2006) and a Revolving Credit Facility of $300 million. There was $25 million outstanding under the Revolving Credit Facility at July 2, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros, the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling and the equivalent of borrowings in Chinese Yuan of $35 million.

Approximately $223 million remains available under the Revolving Credit Facility as of July 2, 2006, net of approximately $52 million of outstanding letters of credit.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million under our debt offering of $350 million 8 1/2% Senior Subordinated Notes due in 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of $700 million 7 3/8% Senior Subordinated Notes due in 2015 (together, the “Senior Subordinated Notes”). We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facility if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, using interest rate spreads in effect as of the May 9, 2006 amendment, and using market interest rates and foreign exchange rates in effect as of July 2, 2006, we estimate annual interest payments of approximately $80 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. In addition, we are required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

The Senior Credit Facilities contain financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Senior Credit Facilities, the limits imposed by such ratios become more restrictive over time. In addition, the Senior Credit Facilities restrict our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of our assets, and (ii) is guaranteed by certain of our subsidiaries.

The terms of both the $350 million 8 1/2% and $700 million 7 3/8% Senior Subordinated Notes permit the holders to require us to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) create liens; (iv) enter into mergers, consolidations, or sales of all or substantially all of our assets; (v) make asset sales; (vi) enter into transactions with affiliates; and (vii) issue or sell capital stock of our wholly owned subsidiaries. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries.

We were in compliance with all covenants associated with our Senior Credit Facilities, as amended, and Senior Subordinated Notes that were in effect as of and during the nine month period ended July 2, 2006. Although we were in compliance with all covenants as of July 2, 2006, due to the significant amount of debt we have incurred, we have decided to analyze the possibility of divesting certain assets to reduce our outstanding debt balances and reduce our overall leverage ratio. We recently engaged investment bankers to assist in this analysis.

Equity Financing Activities

During the Fiscal 2006 Nine Months we granted approximately 1.0 million shares of restricted stock. Of these grants, approximately 0.4 million shares are time-based and vest on a pro rata basis over a four-year period and 0.4 million shares are performance-based and vest upon achievement of certain performance goals. If the performance targets are not met, the performance component of a restricted stock award will automatically vest one year after the originally scheduled vesting date, effectively making the award time-based. The remaining 0.2 million shares vest at specific dates throughout 2008 and 2009. All vesting dates are subject to the recipients’ continued employment with us. The total market value of the restricted shares on the date of grant was approximately $18.8 million which is being amortized to expense over the appropriate vesting period.

Effective the third quarter of fiscal 2006, the only stock-based compensation to be awarded will be performance-based restricted stock or stock options. In this regard, vesting of such restricted stock will occur only upon achievement of certain performance goals established by our Board of Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial condition, results of operations and cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, “The Meaning of Other-Than-

Temporary Impairment and Its Application to Certain Investments,” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on our financial position, results of operations or cash flows.

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

In November 2004, the FASB issued FAS 151, “Inventory Costs, an amendment of ARB No. 43 Chapter 4” (“FAS 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We adopted this statement as of the beginning of fiscal 2006, and it has not had a material impact on our financial position, results of operations or cash flows.

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

As of July 2, 2006, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $15.4 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $4.7 million.

As of July 2, 2006, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $21.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be immaterial.

As of July 2, 2006, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $5.7 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities, would be a net gain of $1.9 million.

Non-GAAP Measurements

Throughout this Quarterly Report, references are made to adjusted gross profit margin, adjusted operating income, adjusted operating income as a percentage of net sales and adjusted operating expenses as a percentage of net sales. Spectrum Brands management and some investors use adjusted results of operations as one means of analyzing the company’s current and future financial performance and identifying trends in its financial condition and results of operations. Spectrum Brands provides adjusted information to investors to assist in meaningful comparisons of past, present and future operating results and to assist in highlighting the results of on-going core operations. While management believes these adjusted results provide useful supplemental information, adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

•	difficulties or delays in the integration of operations of acquired businesses and our ability to achieve anticipated synergies and efficiencies with respect to those acquisitions;

•	the impact of fluctuations in the cost of raw materials;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of our products;

•	weather conditions, primarily during the peak lawn and garden season; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of July 2, 2006 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of July 2, 2006, we had total indebtedness of approximately $2.3 billion.

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

During the quarter ended July 2, 2006, we agreed with our senior lenders to amend the consolidated leverage ratio and consolidated interest coverage ratio covenants under our Senior Credit Facilities effective for the period ended April 2, 2006 and subsequent periods. Under the amendment, the limits imposed by such ratios become more restrictive over time. The more restrictive financial covenants and other provisions of our amended Senior Credit Facilities increase the possibility that we could be unable to comply with such covenants and provisions in the future. Failure to comply with the financial covenants and other provisions could materially and adversely affect our ability to finance our future operations or capital needs and could create a default under such instrument and cause all amounts borrowed to become due and payable immediately. In the event of default under the Senior Credit Facilities, the amounts outstanding under our Senior Subordinated Notes would also be subject to acceleration.

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

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 20% of our net consolidated sales in the first nine months of fiscal 2006. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

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

Our foreign sales and certain of our expenses are transacted in foreign currencies. In the first nine months of fiscal 2006 approximately 41% of our net sales and 40% of our operating expenses were denominated in currencies other than U.S. dollars. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

If we are unable to improve existing products and develop new, innovative products, or if our competitors introduce new or enhanced products, our sales and market share may suffer.

Our future success will depend, in part, upon our ability to improve our existing products and to develop, manufacture and market new, innovative products. If we fail to successfully introduce, market and manufacture new products or product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations.

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

There are two particular EU Directives, the Restriction on the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste of Electrical and Electronic Equipment (“WEEE”), that may have a material impact on our business. RoHS, effective July 1, 2006, requires us to eliminate and/or reduce the level of specified hazardous materials from our products. WEEE, which became effective in August 2005 (but postponed in most European markets), requires us to collect and treat, dispose or recycle all products we manufacture or import into the EU at our own expense. Complying or failing to comply with the EU directives may harm our business. For example:

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

In the event that we decide to divest certain assets, we cannot assure you that we will be able to successfully do so at all, or on a timely basis or on terms acceptable to us.

Due to the significant amount of debt we have incurred, we have decided to analyze the possibility of divesting certain assets to reduce our outstanding debt balances and reduce our overall leverage ratio. We recently engaged investment bankers to assist us in this analysis. In the event that we decide to divest certain assets, we may be unable to timely identify suitable divestiture opportunities and to negotiate favorable contractual terms.

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

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. For example, we are involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable or if we are unable to redesign or re-brand our products or redesign our processes to avoid actual or potential intellectual property infringement. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. There can be no assurance that we would prevail in any intellectual property infringement action, will be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternative technology, trademarks or trade dress on a timely basis or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

Spectrum and certain of its officers and directors have been named in the past, are currently named and may be named in the future, as defendants of class action lawsuits. Spectrum has received requests for information from the SEC. Regardless of their subject matter or the merits, class action lawsuits and other investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU Directives, RoHS and WEEE, discussed above. Although we believe that we are substantially in compliance with applicable environmental regulations at our facilities, we may not be in compliance with such regulations in the future, which could have a material adverse effect upon our business, financial condition and results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In November 2005, the Company received a request for information from the U.S. Attorney’s Office for the Northern District of Georgia. On December 12, 2005, the Company received a request for the same information from the Atlanta District Office of the SEC. The U.S. Attorney’s Office and the SEC were investigating the Company’s July 28, 2005 disclosure regarding its results for the third quarter ended July 3, 2005 and the

Company’s revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. The U.S. Attorney’s Office and the SEC were also investigating the extent to which the Company’s senior management sold shares in the thirty-day period preceding the July 28, 2005 and September 7, 2005 disclosures. On July 27, 2006, the Company was informed by the U.S. Attorney’s Office for the Northern District of Georgia that the U.S. Attorney’s Office has terminated its investigation of the aforementioned matters. Spectrum Brands continues to cooperate with the Atlanta District Office of the SEC’s investigation into such matters. The Company is unable to predict the outcome of the SEC’s investigation or the timing of its resolution at this time.

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

On November 28, 2005, a motion was filed in the Georgia Action to appoint lead plaintiffs and approve selection of co-lead counsel. On December 30, 2005, the Court entered an Order granting plaintiffs’ motion. Pursuant to the scheduling order entered on November 18, 2005, on February 2, 2006, lead plaintiffs filed a consolidated amended complaint. On March 6, 2006, defendants filed a motion to dismiss the consolidated amended complaint. Briefing of defendants’ motion to dismiss was completed on April 28, 2006. On August 3, 2006, defendants filed a motion seeking leave to submit a supplemental brief informing the Court of the termination of the investigation by the U.S. Attorney’s Office of the Northern District of Georgia. Oral argument on defendants’ motion to dismiss has not yet been set. The Company believes that these actions are without merit and is contesting them vigorously.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended July 2, 2006
4/3/06 – 4/30/06	321	$21.39	—	—
5/1/06 – 5/31/06	—	—	—	—
6/1/06 – 7/2/06	—	—	—	—

Total	321	$21.39	—	—

(1)	During the three months ended July 2, 2006, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on April 26, 2006. The directors standing for election were elected in an uncontested election. The directors elected were Kent J. Hussey, William P. Carmichael, John D. Bowlin and John S. Lupo. Mr. Hussey received 40,192,857 votes in favor of his election and 703,510 votes were withheld. Mr. Carmichael received 40,444,428 votes in favor of his election and 451,939 votes were withheld. Mr. Bowlin received 40,494,964 votes in favor of his election and 401,403 votes were withheld. Mr. Lupo received 40,497,901 votes in favor of his election and 398,466 votes were withheld. The terms of office as directors of the following directors continued after the meeting: David A. Jones, Barbara S. Thomas, Thomas R. Shepherd, Charles A. Brizius and Scott A. Schoen. In addition to the election of directors, we submitted to a vote of the shareholders the ratification of the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2006. The vote in favor of ratification of KPMG LLP as our independent registered public accounting firm for fiscal 2006 was 40,659,093 in favor, 222,250 against and 15,024 abstained.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2006	SPECTRUM BRANDS, INC.

	By:	/S/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Rayovac Corporation and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated June 30, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.6	Amended and Restated Employment Agreement dated as of the 22nd day of December, 2005, by and between the Company and David R Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2006).

Exhibit 10.7	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.8	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.9	Amendment No. 2, dated December 12, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit 10.10	Amendment No. 3, dated May 9, 2006, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2006).

Exhibit 10.11	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.12	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.13	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.14	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.16	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.17	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.18	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.19	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.20	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.21	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.22	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.23	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.24	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.25	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.26	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.27	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith