Form 10-K
period 2006-09-30
Spectrum Brands, Inc.
filed 2006-12-14
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2006.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒ Accelerated filer  ☐ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $417,503,426 based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2006).* As of December 4, 2006, there were outstanding 52,474,049 shares of the registrant’s Common Stock, $0.01 par value.

*	For purposes of this calculation only, Spectrum Brands, Inc. common stock held by directors, executive officers, the Thomas H. Lee Funds, Ameriprise Financial, Inc., Wachovia Corp., Tremblant Capital Group and Adage Capital Partners has been treated as owned by affiliates.

PART I

ITEM 1. BUSINESS

General

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; household insect control; electric personal care products; and portable lighting.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”). We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8in1 and various other brands. Our manufacturing and product development facilities are located in the United States, Europe, China and Latin America. We manufacture alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, insecticides and repellents and specialty pet supplies in our company operated manufacturing facilities. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in Asia.

Effective May 2, 2005, we changed our corporate name from Rayovac Corporation to Spectrum Brands, Inc. In this report, unless specified otherwise or the context requires, “Spectrum” and “Rayovac” both refer to the Company. Rayovac may be used to refer to the Company in relation to periods prior to the name change.

As of October 1, 2005, we began managing our business in four reportable segments: (i) North America, which consists of our legacy battery, shaving and grooming, personal care and portable lighting business (the “Legacy Businesses”) in the United States and Canada and the acquired United Industries Corporation (“United”) lawn and garden and household insect control business (“North America”); (ii) Latin America, which consists of the Legacy Businesses in Mexico, Central America, South America and the Caribbean (“Latin America”); (iii) Europe/ROW, which consists of the Legacy Businesses in the United Kingdom, continental Europe, China, Australia and all other countries in which we conduct Legacy Businesses (“Europe/ROW”); and (iv) Global Pet, which consists of the acquired United Pet Group, Inc. (“United Pet Group”), Tetra Holdings GmbH (“Tetra”) and Jungle Laboratories Corporation (“Jungle Labs”) businesses (together, “Global Pet”). The presentation of all historical segment reporting herein has been changed to conform to this segment reporting. For financial information about each reporting segment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”) and Note 13, Segment Information, to Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each business segment has a general manager responsible for sales and marketing initiatives for all product lines within that business segment plus the financial results of that business segment.

We made two significant acquisitions in 2005 designed to diversify our business and leverage our distribution strengths. On February 7, 2005, we completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of specialty pet supplies in the United States. On April 29, 2005, we acquired all of the outstanding equity interests of Tetra. Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. The Tetra acquisition provides us with a global brand and distribution network to extend our North American pet supplies business. In the fourth quarter of 2005, we completed a third acquisition, Jungle Labs, which was inconsequential to the period. (See MD&A for additional information on the United and Tetra acquisitions and Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion on all acquisitions completed in fiscal 2005).

On January 25, 2006, we sold our fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro (“Nu-Gro Pro and Tech”) to Agrium Inc. for net proceeds of approximately $83 million. Proceeds from the sale were used to reduce outstanding debt. As part of the transaction, we signed strategic multi-year reciprocal supply agreements with Agrium. As of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented.

As previously disclosed, we have engaged advisors to assist with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, we have entered into discussions to dispose of certain of our assets. The assets which are the subject of such discussions, subject to negotiations of a definitive sales agreement, consist primarily of: inventory; goodwill and intangible assets; and property plant and equipment, as well as, executory contracts related to the assets to be disposed. We currently expect that any such sale would be consummated during the second quarter of fiscal 2007. See Note 18, Subsequent Events, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this divestiture.

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margins which vary by product line and geographic market; pricing of certain raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies.

Our Products

We compete in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. Our broad line of products includes:

•	general batteries, including alkaline and zinc carbon; rechargeable batteries and chargers; hearing aid batteries and other specialty batteries;

•	pet supplies, including aquatic equipment and supplies, health and grooming products, treats and small animal foods and other;

•	fertilizer, herbicides and other lawn and garden products;

•	electric shaving and grooming products;

•	household insect control products;

•	electric personal care products; and

•	portable lighting products.

Net sales for each of our product categories as a percentage of consolidated net sales is set forth below.

	Percentage of Company Net Sales Fiscal Year Ended September 30,
	2006	2005	2004
Consumer batteries	34%	42%	67%
Pet supplies	21	12	—
Lawn and garden	20	18	—
Electric shaving and grooming	10	12	19
Household insect control	6	6	—
Electric personal care products	6	6	8
Portable lighting	3	4	6

	100%	100%	100%

Consumer Batteries

Our general batteries category includes alkaline and zinc carbon batteries. We sell a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) to both retail and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. We also manufacture alkaline batteries for private labels. Our zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands, and are designed for low- and medium-drain battery-powered devices.

We are currently the largest worldwide marketer of hearing aid batteries. We sell our hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and private labels, including Beltone, Miracle Ear, Siemens and Starkey.

We also sell Nickel Metal Hydride (NiMH) rechargeable batteries and a variety of battery chargers under the Rayovac and VARTA brands.

Our other specialty battery products include photo batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment and medical instrumentation.

Pet Supplies

Our pet supplies business is comprised of several leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. We have a broad line of consumer and commercial aquatics products, including integrated aquarium kits, standalone tanks and stands, filtration systems, heaters, pumps, sea salt, aquarium hoods and lights and other aquarium supplies and accessories. Our largest aquatics brands are Tetra, Marineland, Perfecto, Jungle and Instant Ocean. We also sell a variety of specialty pet products, including treats, stain and odor removal products, grooming aids, bedding products, premium food, medications and vitamin supplements. Our largest specialty pet brands include 8in1, Nature’s Miracle, Dingo, Wild Harvest and Firstrax.

Lawn and Garden

Our lawn and garden business is comprised of several leading lawn and garden care products, including lawn fertilizers, lawn control products, herbicides, garden and indoor plant foods, plant care products, potting soils and other growing media products and grass seed. During fiscal 2006, we introduced three new products in the lawn and garden category—Mulch with Weed Stop, the first premium landscape mulch with weed preventer, the Smart Seeder, the first ready-to-use combination grass seed container and spreader, and the only termite killing stakes product for the do-it-yourself market. Our largest brands are Spectracide, Schultz, Real-Kill and Garden Safe. We have exclusive brand arrangements for our Vigoro brand at The Home Depot, our Sta-Green brand at Lowe’s and our Expert Gardener brand at Wal-Mart. We also sell our products in Canada where our brands include Wilson and So-Green. We target consumers who want products and packaging that are comparable to, and sold at lower prices than, premium-priced brands.

Electric Shaving and Grooming

We market a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, women’s shavers, beard and mustache trimmers, nose and ear trimmers, haircut kits and related accessories. During fiscal 2006, we introduced a new men’s shaving platform, including such new features as ComfortSelect and improved ComfortFlex, designed to improve the comfort and closeness of the shaving experience. We also market electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents.

Household Insect Control

Our household insect control business is comprised of a number of leading products that enable consumers to maintain a pest-free household and repel insects. Such products include household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. We also manufacture and market a complete line of products in the insect repellent category that provide protection from insects, especially mosquitoes. Such products include both personal repellents, such as application wipes, aerosols and pump sprays as well as area repellents, such as yard sprays, citronella candles and torches. Our largest brands in the insect control business include Hot Shot, Cutter and Repel.

Electric Personal Care Products

Our personal care products, marketed and sold under the Remington brand name, include hair dryers, straightening irons, curling irons and hair-setters.

Portable Lighting

We offer a broad line of battery-powered lighting products, including flashlights, lanterns and other portable devices, for both retail and industrial markets. We sell our portable lighting products under both the Rayovac and VARTA brand names, under other brand names and pursuant to licensing arrangements with third parties.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales to Wal-Mart Stores, Inc. represented approximately 19% of consolidated net sales for fiscal 2006. No other customer accounted for more than 10% of our consolidated net sales in fiscal 2006.

Information concerning our revenues by geographic location for fiscal 2006, 2005 and 2004 and long-lived assets by geographic location as of September 30, 2006 and 2005 is set forth in Note 13, Segment Information in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Sales and distribution practices in each of our reporting segments is as set forth below.

North America

We manage our sales force in North America by distribution channel. We maintain separate sales groups to service (i) our retail sales and distribution channels, (ii) our hearing aid professionals and (iii) our industrial distributors and OEM sales and distribution channels. In addition, we utilize a network of independent brokers to service participants in selected distribution channels.

Europe/ROW

We maintain a sales force in Europe/ROW, supplemented by an international network of distributors to promote the sale of our products. Our sales operations throughout Europe/ROW are organized by geographic territory and the following sales channels: (i) food/retail, which includes mass merchandisers, discounters and drug and food stores; (ii) specialty trade, which includes clubs, consumer electronics stores, department stores, photography stores and wholesalers/distributors; and (iii) industrial, government, hearing aid professionals and OEMs.

Latin America

We manage our sales force in Latin America by distribution channel and geographic territory. We sell primarily to large retailers, wholesalers, distributors, food and drug chains and retail outlets in both urban and rural areas. In countries where we do not maintain a sales force, we sell to distributors who market our products through all channels in the market.

Global Pet

Our Global Pet sales force is aligned by customer. We sell pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing our products—zinc powder, granular urea, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply/demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months. We expect to have access to adequate quantities of these materials in the future.

Substantially all of our rechargeable batteries and chargers, portable lighting products, hair care and other personal care products and our electric shaving and grooming products are manufactured by third party suppliers that are primarily located in the Asia/Pacific region. We maintain ownership of tooling and the molds used by most of our suppliers.

We continually evaluate our facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and foreseeable needs.

Research and Development

Our research and development strategy is focused on new product development and performance enhancements of our existing products. We plan to continue to use our strong brand names, established customer relationships and significant research and development efforts to introduce innovative products that offer enhanced value to consumers through new designs and improved functionality.

In fiscal years 2006, 2005 and 2004, we invested $30.6 million, $29.3 million and $23.2 million, respectively, in product research and development.

Patents and Trademarks

We own or license from third parties a significant number of patents and patent applications throughout the world relating to products we sell and manufacturing equipment we use. We hold a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd (“Matsushita”) to whom we pay a royalty.

We also use and maintain a number of trademarks in our business, including CUTTER, DINGO, GARDEN SAFE, HOT SHOT, JUNGLETALK, MARINELAND, NATURE’S MIRACLE, RAYOVAC, REMINGTON, REPEL, SCHULTZ, SPECTRACIDE, SPECTRACIDE TERMINATE, STA-GREEN, TETRA, VARTA, VIGORO and 8IN1. We seek trademark protection in the U.S. and in foreign countries by all available means, including registration.

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

As a result of the common origins of the Remington business we acquired in September 2003 and the Remington Arms Company, Inc., the Remington trademark is owned by us and by the Remington Arms, Company Inc., each with respect to its principal products as well as associated products. We own the Remington trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington and Remington Arms provides for the shared rights to use the Remington trademark on products which are not considered “principal products of interest” for either company. We retain the Remington trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

On February 12, 2004, United executed a licensing, manufacturing and supply agreement with its largest customer at the time. Under the agreement, United licensed its VIGORO and related trademarks and became the exclusive manufacturer and supplier for certain products branded with such trademarks through December 31, 2008. If the customer achieves certain required minimum purchase volumes and other conditions during the initial four-year period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, we (as successor) will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved.

Competition

In our retail markets, we compete for limited shelf space and consumer acceptance. Factors influencing product sales are brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies.

The battery marketplace is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (manufacturer/seller of the Energizer brand); The Procter & Gamble Company (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at retail prices below competing brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

In the U.S. alkaline battery category, the Rayovac brand is positioned as a value brand, which represents comparable performance at a lower price. In Europe, the VARTA brand is competitively priced with other premium brands. In Latin America, where zinc carbon batteries outsell alkaline batteries, the Rayovac brand is competitively priced.

The pet supply industry is highly fragmented with over 500 manufacturers in the U.S., consisting primarily of small companies with limited product lines. Our largest competitors in this product category are The Hartz Mountain Corporation and Central Garden & Pet Company.

Our primary competitors in the lawn and garden market are: The Scotts Miracle-Gro Company, which markets lawn and garden products under the Scotts, Ortho, Roundup and Miracle-Gro brand names; Central Garden & Pet Company, which markets garden products under the AMDRO, Sevin and Pennington Seed brand names; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced brand name.

Our primary competitors in the electric shaving and grooming market are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of The Procter & Gamble Company, which sells and markets foil shavers. Remington sells both foil and rotary shavers.

Our primary competitors in the household insect control market are: S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid and OFF! brands; The Scotts Miracle-Gro Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets the Combat brand.

Our major competitors in the electric personal care market are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

Our primary competitors in the portable lighting category are Energizer Holdings, Inc. and Mag Instrument, Inc.

Some of our major competitors have greater resources and greater overall market share than we do. They have committed significant resources to protect their market shares or to capture market share from us in the past and may continue to do so in the future. In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in advertising and in offering retail discounts and other promotional incentives to retailers, distributors, wholesalers and, ultimately, consumers.

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters; however, sales of certain product categories tend to be seasonal. The battery, shaving and grooming and personal care businesses, particularly in North America, tend to be seasonal, with purchases of such products by consumers concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for lawn and garden products typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters) and pet supplies sales remain fairly constant throughout the year. For a more detailed discussion of the seasonality of our product sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales.”

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

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, there can be no assurance that material liabilities will not arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our capital expenditures, earnings and competitive position. Although we are currently engaged in investigative or remedial projects at some of our facilities, we do not expect that such projects will cause us to incur material expenditures; however, there can be no assurance that our liability will not be material.

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are held responsible as a result of our relationships with such other parties. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine whether our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $3.0 million for estimated liabilities at September 30, 2006, should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers and certain portable lighting, are subject to regulation in European Union (“EU”) markets under two key EU Directives. The first is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS will not have a material effect upon our capital expenditures, financial position, earnings or competitive position. The second Directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, Spectrum has partnered with other firms to create a comprehensive collection, treatment, disposal and recycling program. As additional EU member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with Spectrum’s compliance with WEEE based on our current market share are not significant. However, we continue to evaluate the impact of the WEEE Legislation as EU member states implement guidance, and actual costs could differ from our current estimates.

Certain of our products and facilities are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

Certain of our products and packaging materials are subject to regulations administered by the FDA. Among other things, the FDA enforces statutory prohibitions against misbranded and adulterated products, establishes ingredients and manufacturing procedures for certain products, establishes standards of identity for certain products, determines the safety of products and establishes labeling standards and requirements. In addition, various states regulate these products by enforcing federal and state standards of identity for selected products, grading products, inspecting production facilities and imposing their own labeling requirements.

Employees

We had approximately 8,400 full-time employees worldwide as of September 30, 2006. Approximately 17% of our total labor force is covered by collective bargaining agreements. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Vice President, Investor Relations, Spectrum Brands, Inc., 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328, via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations at 770-829-6200. None of the information posted on our website is incorporated by reference into this Annual Report.

ITEM 1A. RISK FACTORS

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

•	difficulties or delays in the integration of operations of acquired businesses and our ability to achieve anticipated synergies and efficiencies with respect to those acquisitions;

•	the impact of fluctuations in the cost of raw materials;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer preferences and demand for our products;
•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of our products;

•	weather conditions, primarily during the peak lawn and garden season; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the immediately following section entitled “Risk Factors.” You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2006 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 30, 2006, we had total indebtedness of approximately $2.3 billion.

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

The agreement governing our senior credit facilities (the “Senior Credit Facilities”) and the indentures governing our outstanding 8 1/2% Senior Subordinated Notes and 7 3/8% Senior Subordinated Notes (together, the “Senior Subordinated Notes”) each contain covenants that, among other things, limit our ability to:

•	borrow money or sell preferred stock;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make certain types of investments;

•	sell stock in our restricted subsidiaries;

•	restrict dividends or other payments from restricted subsidiaries;

•	enter into transactions with affiliates;

•	issue guarantees of debt; and

•	sell assets or merge with other companies.

These covenants could materially and adversely affect our ability to finance our future operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to generate cash flow to make payments on and to refinance our debt, and to comply with these covenants, may be affected by a number of factors and events, including factors and events beyond our control, such as prevailing economic, financial and competitive conditions and changes in regulations, and we cannot be sure that we will be able to comply with our covenants and obligations in all our debt instruments. A breach of our covenants could result in a default under the indentures governing our Senior Subordinated Notes and/or the agreement governing our Senior Credit Facilities. If there were an event of default under the indentures for the notes and/or the agreement governing our Senior Credit Facilities, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facilities when it becomes due, the lenders under the Senior Credit Facilities could proceed against certain of our assets and capital stock which we have pledged to them as security. If the senior lenders caused all amounts borrowed under these instruments to be due and payable immediately, amounts outstanding under both our 8 1/2% Senior Subordinated Notes due 2013 and 7  3/8% Senior Subordinated Notes due 2015 would be subject to acceleration by action of the trustee under the respective indentures governing those notes or the respective holders of at least 25% in principal amount of the respective notes outstanding. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

We cannot assure you that we will be able to comply with our financial covenants and other provisions of our debt instruments in future periods.

On December 12, 2006, we agreed with our senior lenders to amend the minimum consolidated interest coverage ratio and the maximum consolidated leverage ratio covenants under our Senior Credit Facilities for the upcoming first and second fiscal quarters (ending December 31, 2006 and April 1, 2007 respectively). During the quarter ended July 2, 2006, we agreed with our senior lenders to amend the maximum consolidated leverage ratio and minimum consolidated interest coverage ratio covenants under our Senior Credit Facilities effective for the period ended April 2, 2006 and subsequent periods. Under the amendments, the limits imposed by such ratios become more restrictive over time. The more restrictive financial covenants and other provisions of our amended Senior Credit Facilities increase the possibility that we could be unable to comply with such covenants and provisions in the future. Failure to comply with the financial covenants and other provisions could materially and adversely affect our ability to finance our future operations or capital needs and could create a default under such instrument and cause all amounts borrowed to become due and payable immediately. In the event of default under our Senior Credit Facilities, the amounts outstanding under our Senior Subordinated Notes would also be subject to acceleration.

We cannot assure you that we will not violate the minimum consolidated interest coverage ratio and maximum consolidated leverage ratio covenants or other covenants under our Senior Credit Facilities in the future. Failure to comply with the terms of the agreement governing our Senior Credit Facilities could also require us to renegotiate or amend our Senior Credit Facilities on even less favorable terms. Our ability to comply with our future debt covenants will depend on our ability to divest certain assets on favorable contractual terms.

We have engaged a financial advisor to assist us in evaluating sales of certain assets and have engaged in discussions with various parties as to the potential sale of certain assets; however, we cannot assure you that we will be able to successfully consummate any such sale at all, or whether we would be able to do so on a timely basis or on terms acceptable to us.

We have engaged in discussions with potential buyers to divest certain assets to sharpen our focus on strategic growth businesses, maximize long-term shareholder value and reduce our outstanding debt balances. There can be no assurance that we will be able to successfully divest any such assets or that we will be able to do so on terms and conditions and in a timeframe favorable to the Company.

We may not be able to generate sufficient future taxable income to fully utilize our income tax operating loss and credit carryforwards.

As of September 30, 2006, we had federal net operating loss carryforwards of approximately $464 million. These net operating loss carryforwards expire at various times between 2008 and 2025. We expect to utilize certain of our U.S. federal net operating loss carryforwards, which totaled approximately $370 million at September 30, 2006, upon divestiture of certain assets on favorable contractual terms. While we expect to fully utilize the remaining $94 million within the carryforward period to reduce our income tax liabilities, future taxable income may not be sufficient for full utilization of the carryforwards.

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

We and our competitors compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•	We compete against many well established companies that may have substantially greater financial and other resources, including personnel and research and development resources, greater overall market share and fewer regulatory burdens than we do.

•	In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in offering retail discounts and other promotional incentives.

•	Product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.

•	Consumer purchasing behavior may shift to distribution channels where we do not have a strong presence.

•	Consumer preferences may change to lower margin products or products other than those we market.

Our dependence on, and the price of, raw materials may adversely affect our profits.

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply/demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months. These efforts may not be effective and, if we are unable to pass on raw materials price increases to our customers, our future profitability may be materially adversely affected. Specifically with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. There is no guarantee that we will be able to pass these fuel surcharges on to our customers.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our lawn and garden business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. Any renewal of those contracts may not include or reduce the effect of those caps and could even impose above market prices in an attempt by the applicable supplier to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 19% of our net consolidated sales in fiscal 2006. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that we will successfully complete the integration of United and Tetra.

If we cannot successfully complete the integration of the operations of United and Tetra, we may experience material adverse consequences to our business, financial condition and results of operations. The integration of separately-managed companies operating in distinctly different markets involves a number of risks, including, but not limited to, the following:

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

Prior to the acquisitions of United and Tetra, Spectrum, United and Tetra operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that any one of these entities had achieved or might achieve separately. The financial statements included in this report cover periods during which United and Tetra were not under the same management and, therefore, may not be indicative of our future financial condition or operating results. Successfully completing the integration of each company’s operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, eliminate redundant and excess costs. The anticipated savings opportunities are based on projections and assumptions, all of which are subject to change. We may not be able to complete the integration in a timely manner, if at all, and may not realize anticipated benefits or savings to the extent or in the time frame anticipated, if at all, or such benefits and savings may require higher costs than anticipated.

We may face a number of risks related to foreign currencies.

Our foreign sales and certain of our expenses are transacted in foreign currencies. In fiscal 2006 approximately 42% of our net sales and 26% of our operating expenses were denominated in currencies other than U.S. dollars. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

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

Our international operations and exports and imports to and from foreign markets are subject to a number of special risks. These risks include, but are not limited to:

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	economic and political destabilization, governmental corruption and civil unrest;

•	restrictive actions by foreign governments (e.g., duties, quotas and restrictions on transfer of funds);

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	changes in U.S. and foreign laws regarding trade and investment; and

•	difficulty in obtaining distribution and support.

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

There are two particular EU Directives, the Restriction on the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste of Electrical and Electronic Equipment (“WEEE”), that may have a material impact on our business. RoHS, effective July 1, 2006, requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. Complying or failing to comply with the EU directives may harm our business. For example:

•	Although contractually assured with our suppliers, we may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•	We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in fiscal 2007 for which there is reduced demand and we may need to write down.

Sales of certain of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate; adverse business or economic conditions could adversely affect our business.

Sales of our battery, electric shaving and grooming, lawn and garden and household insect control products are seasonal. A large percentage of sales for our battery and electric personal care products occur during the fiscal quarter ending on or about December 31, due to the impact of the December holiday season, and a large percentage of our sales for our lawn and garden and household insect control products occur during the spring and summer. As a result of this seasonality, our inventory and working capital needs relating to these products fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. Furthermore, adverse business or economic conditions during the periods mentioned above could materially adversely affect our business, financial condition and results of operations.

We may not be able to adequately establish and protect our intellectual property rights.

To establish and protect our intellectual property rights, we rely upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants. The measures we take to protect our intellectual property rights may prove inadequate to prevent misappropriation of our technology or other intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also invented by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office or any similar foreign agency. In addition, our intellectual property rights may be challenged by third parties. Even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Furthermore, competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect intellectual property rights to the same extent as do the laws of the U.S. which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If this technology were licensed to a competitor, it could have a material adverse effect on our business, financial condition and results of operations.

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

Our dependence on a few suppliers and one of our U.S. facilities for certain of our products makes us vulnerable to a disruption in the supply of our products.

Although we have long-standing relationships with many of our suppliers, we do not have long-term contracts with them. Any adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

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

We are highly dependent on the continuing efforts of our current executive officers. Our business, financial condition and results of operations could be materially adversely affected by the loss of any of these persons or if we are unable to attract and retain qualified replacements.

Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

Spectrum and certain of its officers and directors have been named in the past, are currently named and may be named in the future, as defendants of class action and derivative action lawsuits. Spectrum has received requests for information from the SEC. Regardless of their subject matter or the merits, class action lawsuits and other investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under CERCLA or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products and facilities are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2006:

Facility	Function
North America
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell & Lithium Coin Cell Battery Manufacturing & Foil Shaver Component Manufacturing
Dixon, Illinois(2)	Packaging & Distribution of Batteries and Lighting Devices & Distribution of Electric Shaver & Personal Care Devices
Vinita Park, Missouri(2)	Household and Contract Production Facility
Vinita Park, Missouri(2)	Warehouse
Bridgeton, Missouri(2)	Lawn and Garden Production and Distribution Facility
Akron, Ohio(2)	Distribution Facility
Orrville, Ohio(1)	Lawn and Garden Production and Distribution Facility
Orrville, Ohio(2)	Lawn and Garden Production and Distribution Facility
Sylacauga, Alabama(2)	Lawn and Garden Production and Distribution Facility
Pendergrass, Georgia(2)	Distribution of Batteries, Lighting Devices, Electric Shaver & Personal Care Devices, Lawn and Garden Products
Edwardsville, Illinois(2)	Distribution of Pet and Lawn and Garden Products
Visalia, California(2)	Packaging & Distribution of Batteries and Lighting Devices & Distribution of Electric Shaver & Personal Care Devices, Lawn and Garden Products
Winterhaven, Florida(2)	Blend, Pack and Warehouse Facility
Los Angeles, California(2)	Blend, Pack and Warehouse Facility
Cave City, Kentucky(1)	Blend, Pack and Warehouse Facility
Livingston, Texas(1)	Blend, Pack and Warehouse Facility
Woodstock, Ontario(1)	Blend, Pack and Warehouse Facility
Crossfield, Alberta (1)	Blend, Pack and Warehouse Facility
Abbortsford, British Colombia(1)	Blend, Pack and Warehouse Facility
Laval, Quebec(1)	Blend, Pack and Warehouse Facility
Brantford, Ontario(2)	Distribution of Batteries, Lighting Devices, Electric Shaver & Personal Care Devices, Lawn and Garden Products

Europe/ROW
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Ninghai, China(1)	Zinc Carbon & Alkaline Battery Manufacturing & Distribution
Ellwangen, Germany(2)	Battery Packaging
Neunheim, Germany(2)	Battery Distribution

Latin America
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Ipojuca, Brazil(1)	Zinc Carbon Battery Component Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing

Facility	Function
Global Pet
Mentor, Ohio(2)	Aquatics Production Facility
Noblesville, Indiana(1)	Aquatics Production Facility
Hauppauge, New York(2)	Specialty Pet Facility
Moorpark, California(2)	Aquatics Production Facility
Blacksburg, Virginia(1)	Pet Supply Manufacturing, Assembly, Warehousing and Shipping
Melle, Germany(1)	Pet Food and Pet Care Manufacturing
Melle, Germany(2)	Pet Food and Pet Care Distribution

(1)	Facility is owned.
(2)	Facility is leased.

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

On November 28, 2005, a motion was filed in the Georgia Action to appoint lead plaintiffs and approve selection of co-lead counsel. On December 30, 2005, the Court entered an Order granting plaintiffs’ motion. Pursuant to the scheduling order entered on November 18, 2005, on February 2, 2006, lead plaintiffs filed a consolidated amended complaint. On March 6, 2006, Defendants filed a motion to dismiss the consolidated amended complaint. On October 27, 2006, the Court granted Defendants’ motion to dismiss the consolidated amended complaint, but the Court granted plaintiffs 30 days to re-plead the complaint. On November 22, 2006, plaintiffs filed a motion seeking an extension of time to file an amended complaint and a partial lift of the stay of discovery. Defendants have opposed this motion. We believe that these actions are without merit and intend to contest them vigorously. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On December 12, 2005, we received a request for information from the Atlanta District Office of the SEC which is investigating our July 28, 2005 disclosure regarding our results for the third quarter ended July 3, 2005 and our revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. We are cooperating fully with the investigation. We are unable to predict the outcome of the investigation or the timing of its resolution.

On November 6, 2006, a purported shareholder derivative action, captioned Errichetti v. Jones, et al., was filed in the Superior Court of Fulton County for the State of Georgia, on our behalf, against us as nominal defendant, our Board of Directors, Chairman and Chief Executive Officer David A. Jones and Executive Vice President and Chief Financial Officer Randall J. Steward. The plaintiff derivatively claims breaches of fiduciary duty, abuse of control, gross mismanagement and waste against all of the individually named defendants. The plaintiff also derivatively claims that our Chief Executive Officer and Chief Financial Officer misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding our financial condition and future business prospects. The plaintiff seeks unspecified damages, profits, the return of all compensation paid by us, costs and attorneys’ fees. This purported derivative action does not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims.

We are involved in a number of legal proceedings with Philips in Europe and Latin America with respect to trademark or other intellectual property rights Philips claims to have in relation to the appearance of the faceplate of the three-headed rotary shaver. In the first such legal proceeding in Europe, we were successful in having the Philips trademark at issue declared invalid by the High Court of Justice in the United Kingdom, a decision that was ultimately upheld by the European Court of Justice (“ECJ”) in 2002. The ECJ held that a shape consisting exclusively of the shape of a product is unregisterable as a trademark (or is subject to being declared invalid if it has been registered as a trademark) if it is established that the essential functional features of the shape are attributable only to the technical result. We (or one of our distributors) and Philips are currently engaged in litigation over the Philips trademark in each of France, Italy, Spain and Germany as follows:

•	In each of France (decision of June 13, 2003), Italy (decision of February 26, 2004) and Spain (decision of May 6, 2004), the respective First Instance Courts ordered that the various Philips trademarks be cancelled. The action in France commenced May 17, 2000, the action in Italy commenced May 15, 2000 and the action in Spain commenced March 12, 2003. In France, Philips unsuccessfully filed an appeal to the Paris Court of Appeal, which affirmed the cancellation of Philips, marks (decision of February 16, 2005). These decisions have been appealed by Philips to the French Supreme Court and the Milan Court of Appeal, respectively. The Spanish Appeal Court has rejected Philips’ appeal.

•	In Germany, the Cologne District Court in August 2002 granted Philips a preliminary injunction that currently prevents us from selling rotary shavers in Germany. Since such time, we have sought to cancel relevant Philips trademarks. In a decision dated April 1, 2004, the German Federal Patent Court issued a ruling canceling three Philips marks and upholding Philips’ right to one mark. The parties appealed this decision to the German Supreme Court. A hearing in those actions took place in the German Supreme Court on November 17, 2005 and the Court referred the matters back to the German Federal Patent Court for further proceedings. A hearing has been scheduled for December 13, 2006.

Additionally, since the beginning of fiscal 2005 we have filed proceedings seeking to cancel relevant Philips trademarks in Argentina, Austria, Brazil, Denmark, Hungary, Israel, the Netherlands, Norway, South Africa and

Switzerland. Philips is opposing these efforts. In Argentina, Philips has filed an infringement action against us and has obtained an ex parte preliminary injunction prohibiting our sale of rotary shavers. We have appealed the injunction order and anticipate a decision in calendar 2006.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock, $0.01 par value per share (the “Common Stock”), is traded on the New York Stock Exchange (the “NYSE”) under the symbol “SPC.” The Common Stock commenced public trading on November 21, 1997. As of December 4, 2006, there were approximately 600 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the New York Stock Exchange Composite Transaction Tape for the fiscal periods indicated:

	High	Low
Fiscal 2006
Quarter ended September 30, 2006	$12.82	$6.00
Quarter ended July 2, 2006	$21.84	$11.85
Quarter ended April 2, 2006	$22.42	$17.34
Quarter ended January 1, 2006	$23.70	$16.00

Fiscal 2005
Quarter ended September 30, 2005	$39.42	$22.60
Quarter ended July 3, 2005	$43.00	$32.30
Quarter ended April 3, 2005	$46.11	$29.50
Quarter ended January 2, 2005	$31.39	$23.34

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

Information regarding our equity compensation plans is set forth in Item 12 hereof under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended September 30, 2006
7/3/06 – 7/31/06	321	$12.63	—	—
8/28/06 – 9/30/06	328	$8.03	—	—

Total	649	$10.31	—	—

(1)	During the fiscal quarter ended September 30, 2006, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only the most recent three fiscal years audited statements are included elsewhere in this Annual Report on Form 10-K. As of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. Therefore, the presentation of all historical continuing operations has been changed to exclude Nu-Gro Pro and Tech. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended September 30,
	2006(1)	2005(2)	2004(3)	2003(4)	2002(5)
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$2,551.8	$2,307.2	$1,417.2	$922.1	$572.7
Gross profit	953.2	869.5	606.1	351.5	237.4
Operating (loss) income(6)	(283.2)	196.1	156.2	59.6	63.0
(Loss) income from continuing operations before income taxes	(456.1)	62.9	90.5	23.0	45.7
(Loss) income from discontinued operations, net of tax	(5.5)	5.5	(0.4)	—	—
Net (loss) income(7)	(434.0)	46.8	55.8	15.5	29.2
Restructuring and related charges—cost of goods sold	$22.5	$10.5	$(0.8)	$21.1	$1.2
Restructuring and related charges—operating expenses	33.6	15.8	12.2	11.5	—
Other (income) expense, net(8)	(4.1)	(0.9)	—	(0.6)	1.3
Interest expense	$177.0	$134.1	$65.7	$37.2	$16.0
Per Share Data:
Net (loss) income per common share:
Basic	$(8.77)	$1.07	$1.67	$0.49	$0.92
Diluted	(8.77)	1.03	1.61	0.48	0.90
Average shares outstanding:
Basic	49.5	43.7	33.4	31.8	31.8
Diluted	49.5	45.6	34.6	32.6	32.4
Cash Flow and Related Data:
Net cash provided by operating activities	$44.5	$216.6	$96.1	$76.2	$66.8
Capital expenditures(9)	60.4	62.8	26.9	26.1	15.6
Depreciation and amortization (excluding amortization of debt issuance costs)(9)	87.5	68.6	40.6	35.0	20.3
Balance Sheet Data (at fiscal year end):
Cash and cash equivalents	$28.4	$29.9	$14.0	$105.6	$7.6
Working capital(10)	397.2	490.6	251.9	269.8	140.5
Total assets	3,549.3	4,022.1	1,634.2	1,543.1	518.6
Total long-term debt, net of current maturities	2,234.5	2,268.0	806.0	870.5	188.5
Total debt	2,277.2	2,307.3	829.9	943.4	201.9
Total shareholders’ equity	452.2	842.7	316.0	202.0	174.8

(1)	Fiscal 2006 includes restructuring and related charges—cost of goods sold of $22.5 million, and restructuring and related charges—operating expenses of $33.6 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(2)

Fiscal 2005 selected financial data was impacted by two significant acquisitions completed during the fiscal year. The United acquisition was completed on February 7, 2005 and the Tetra acquisition was completed on April 29, 2005. See further discussion of these acquisitions in Item 1: Business, and in Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Fiscal 2005 includes restructuring and related charges—cost of goods sold of $10.5 million, and restructuring and related charges—operating expenses of $15.8 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(3)	Fiscal 2004 selected financial data was impacted by two acquisitions completed during the fiscal year. The Ningbo acquisition was completed on March 31, 2004 and the Microlite acquisition was completed on May 28, 2004. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of these acquisitions.

Fiscal 2004 includes restructuring and related charges—cost of goods sold of $(0.8) million, and restructuring and related charges—operating expenses of $12.2 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(4)	Fiscal 2003 selected financial data was impacted by two acquisitions completed during the fiscal year. The VARTA acquisition was completed on October 1, 2002 and the Remington acquisition was completed on September 30, 2003.

Fiscal 2003 includes restructuring and related charges—cost of goods sold of $21.1 million, and restructuring and related charges—operating expenses of $11.5 million. Fiscal 2003 also includes a non-operating expense of $3.1 million discussed in (8) below.

(5)	Fiscal 2002 includes restructuring and related charges—cost of goods sold of $1.2 million.
(6)	During fiscal 2006, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), issued by the Financial Accounting Standards Board (“FASB”), we, with the assistance of independent third party valuation specialists, conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $433.0 million. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details on the impairment charge.
(7)	Fiscal 2006 income tax benefit of $27.6 million includes a non-cash charge of approximately $29 million which increased the valuation allowance against certain net deferred tax assets.
(8)	Fiscal 2006 includes a $7.9 million net gain on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington acquisition and subsequently closed in fiscal 2004, and our Madison, WI packaging facility, which was closed in fiscal 2003.

SFAS No. 145, “Recission of FASB Statement Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” (“SFAS 145”) addresses, among other things, the income statement presentation of gains and losses related to debt extinguishments and requires such expenses to no longer be treated as extraordinary items, unless the items meet the definition of extraordinary per Accounting Principles Board (“APB”) Opinion No. 30. We adopted SFAS 145 on October 1, 2002. As a result, in fiscal 2003 we recorded a non-operating expense of $3.1 million for the write-off of unamortized debt issuance costs associated with the replacement of our previous credit facility in October 2002.

(9)	Amounts reflect the results of continuing operations only.
(10)	Working capital is defined as current assets less current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance. This section should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to 2006, 2005 and 2004 refer to fiscal year periods ended September 30, 2006, 2005 and 2004, respectively.

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. We are a manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and a designer and marketer of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. We are also a North American manufacturer and marketer of lawn fertilizers, herbicides, insecticides and repellents and specialty pet supplies.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. We enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8in1 and various other brands. Our manufacturing and product development facilities are located in the United States, Europe, China and Latin America. We manufacture alkaline and zinc carbon batteries, zinc air hearing aid batteries, lawn fertilizers, herbicides, insecticides and repellents, and specialty pet supplies in our company operated manufacturing facilities. Substantially all of our rechargeable batteries and chargers, electric shaving and grooming products, electric personal care products and portable lighting products are manufactured by third party suppliers, primarily located in Asia.

As mentioned above in Item 1, Business, as of October 1, 2005, we began managing our business in four reportable segments: (i) North America; (ii) Latin America; (iii) Europe/ROW; and (iv) Global Pet. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

We made two significant acquisitions in 2005 designed to diversify our business and leverage our distribution strengths. On February 7, 2005, we completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of specialty pet supplies in the United States. The aggregate purchase price was approximately $1,490 million, net of cash acquired of approximately $14 million. The purchase price consisted of cash consideration of approximately $1,051 million and common stock totaling approximately $439 million. The aggregate purchase price included acquisition related expenditures of approximately $22 million. Subsequent to the acquisition, the financial results of the lawn and garden and household insect control business of United are included in the North America business segment and the financial results of the pet business of United are included in the Global Pet business segment within our consolidated results.

On April 29, 2005, we acquired all of the outstanding equity interests of Tetra for a purchase price of approximately $550 million, net of cash acquired of approximately $13 million and inclusive of a final working capital payment of $2.4 million, paid in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16 million. The acquisition was financed with borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility (each as defined in Note 7, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K). Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition provides us a global brand and distribution network to extend our North American pet supplies business. Subsequent to the acquisition, the financial results of Tetra are included in the Global Pet business segment within our consolidated results.

In the fourth quarter of 2005, we completed a third acquisition, Jungle Labs, which was inconsequential to the period. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the Jungle Labs acquisition.

On January 25, 2006, we sold Nu-Gro Pro and Tech to Agrium Inc. for net proceeds of approximately $83 million. Proceeds from the sale were used to reduce outstanding debt. As part of the transaction, we signed strategic multi-year reciprocal supply agreements with Agrium. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this divestiture. Effective October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented.

As previously disclosed, we have engaged advisors to assist with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, we have entered into discussions to dispose of certain of our assets. The assets which are the subject of such discussions, subject to negotiations of a definitive sales agreement, consist primarily of: inventory; goodwill and intangible assets; and property plant and equipment, as well as, executory contracts related to the assets to be disposed. We currently expect that any such sale would be consummated during the second quarter of fiscal 2007. See Note 18, Subsequent Events, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this divestiture.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, we, with the assistance of independent third party valuation specialists, conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $433 million. The impairments will not result in future cash expenditures. See “Critical Accounting Policies—Valuation of Assets and Asset Impairment” below as well as Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for further details on the impairment charge.

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margins which vary by product line and geographic market; pricing of certain raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies.

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs. We believe that we will continue to drive down our costs with continued focus on cost reduction initiatives.

Fiscal 2006. As a result of our continued concern regarding the European economy and the continued shift by consumers from branded to private label alkaline batteries, we announced a series of initiatives in Europe to reduce operating costs and rationalize our manufacturing structure (“European Initiatives”). These initiatives include the reduction of certain operations at the Ellwangen, Germany packaging center and relocating such operations to the Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring the sales, marketing and support functions. As a result, we will reduce headcount in Europe by approximately 350, or 24%. We incurred approximately $23 million of pretax restructuring and related charges during fiscal 2006 in connection with the European Initiatives. Upon completion of the European Initiatives, which is expected by June 2007, total annualized savings are projected at approximately $30 million. Costs associated with these initiatives, which primarily represent cash costs, relate primarily to severance and are projected at $29 million.

Fiscal 2005. During 2005, we completed the first phase of our integration initiatives related to the United and Tetra acquisitions. As more fully described below, as of October 1, 2005, the United U.S. Home & Garden organization was combined with Spectrum’s North American Legacy Businesses into the North America reporting segment. Also effective October 1, 2005, the Global Pet business unit, which includes both United Pet Group and Tetra, began operating as a separate business segment headquartered in Cincinnati, Ohio. Accordingly, we now manage operations in four reportable business segments: North America, Latin America, Europe/ROW and Global Pet.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s accounting, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate finance functions were combined directly into Spectrum’s global headquarters in Atlanta.

Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, two pet supplies facilities in Brea, California and Hazleton, Pennsylvania were closed in 2005.

Our integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through fiscal 2008. Costs associated with our integration efforts are expected to total approximately $85 million, of which approximately $65 million will be cash costs and $20 million will be non-cash. In connection with our integration of United’s lawn and garden and pet operations, we recorded approximately $17.5 million of pretax restructuring and related charges in 2005. Cash costs of these integration initiatives incurred in 2005 were approximately $5.3 million. The remaining $12.2 million of costs incurred relate primarily to employee retention payment arrangements which were accrued over the retention period and paid primarily in the first half of fiscal 2006. In fiscal 2006, we incurred approximately $33 million of costs associated with the integration. Cash costs of these integration initiatives incurred in 2006 were approximately $31 million, which include approximately $17 million of cash pay downs on previously established accruals for employee retention payment arrangements. In fiscal 2007, we expect to incur $30 million to $35 million of costs associated with the integration, which includes $20 million to $25 million of cash costs. The successful integration of these acquisitions is critical to the achievement of our financial goals, which include increasing our operating margins and improving our operating cash flow.

In 2005, we also announced the closure of a zinc carbon manufacturing facility in France. Costs associated with this initiative totaled approximately $11 million. We incurred approximately $10 million of pretax restructuring and related charges in 2005, with the remainder incurred during fiscal 2006.

Fiscal 2004. In connection with our acquisition of Remington, in January 2004 we announced a series of initiatives to position us for future growth opportunities and to optimize the global resources of the combined Remington and Spectrum companies. As of September 30, 2004, the following global integration initiatives were completed:

•	Remington’s North American operations were integrated into Spectrum’s existing business structure.

•	Remington’s European operations were consolidated into Spectrum’s European business segment.

•	Remington’s and Spectrum’s North American and European distribution facilities were consolidated.

•	Spectrum’s and Remington’s research and development functions were merged into a single corporate research facility in Madison, WI.

•	Remington’s manufacturing operations in Bridgeport, CT were consolidated into Spectrum’s manufacturing facility in Portage, WI.

•	All operations at Remington’s United Kingdom and United States Service Centers were discontinued.

•	Spectrum’s corporate headquarters was moved to Atlanta, GA.

We recorded pretax restructuring and related charges of $11 million in 2004. Cash costs of the integration program, including those recorded as additional acquisition costs, totaled approximately $30 million. Annual savings related to these costs totaled approximately $35 million. As a result of these initiatives we reduced headcount by approximately 500 positions, or approximately 10% of the combined organization at that time.

Meeting Consumer Needs through Technology and Development

We continue to focus our efforts on meeting consumer needs for our products through new product development and technology innovations. Research and development efforts associated with our electric shaving and grooming products allow us to maintain our unique manufacturing process in cutting systems for electric shavers. We are continuously pursuing new innovations for our line of shavers including foil and rotary improvements and new cutting and trimmer configurations.

During fiscal 2006, we introduced a new men’s shaving platform, including such new features as ComfortSelect and improved ComfortFlex, designed to improve the comfort and closeness of the shaving experience. In the lawn and garden category, we introduced Mulch with Weed Stop, the first premium landscape mulch with weed preventer, the Smart Seeder, the first ready-to-use combination grass seed container and spreader, and the only termite killing stakes product for the do-it-yourself market.

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

During fiscal 2004, the Remington Titanium™ line was expanded to include shavers with automatic cleaning systems. We also introduced the “Wet 2 Straight Professional Straightener,” a ceramic hair straightener that dries and straightens hair in one step.

Competitive Landscape

We compete in seven major product categories within the consumer products industry: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; household insect control; electric personal care products; and portable lighting.

The consumer battery product category has two major segments: general and specialty. General batteries consist of non-rechargeable alkaline or zinc carbon batteries in cell sizes of AA, AAA, C, D and 9-volt. Specialty batteries include rechargeable batteries, hearing aid batteries, photo batteries and watch/calculator batteries. Most consumer batteries are marketed under one of the following brands: Rayovac/VARTA, Duracell, Energizer or Panasonic. In addition, some retailers market private label batteries, particularly in Europe.

In North America and Europe, the majority of consumers purchase alkaline batteries. The Latin America market consists primarily of zinc carbon batteries, but is slowly converting to higher-priced alkaline batteries as household disposable income grows.

Within the hearing aid battery category, we believe that we continue to maintain a leading global market position. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations, position us for continued success in this category.

We also operate in the shaving and grooming and personal care product category, consisting of electric shavers and accessories, electric grooming products and hair care appliances. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Electric shavers are marketed primarily under one of the following global brands: Remington, Braun and Norelco. Electric grooming products include beard and mustache trimmers, nose and ear trimmers and haircut kits and related accessories. Hair care appliances include hair dryers, straightening irons, curling irons and hair-setters. Europe and North America account for the majority of our worldwide product category sales. Other major markets include Japan and other Asia/Pacific countries.

Our lawn and garden business is focused in the North American market, where we manufacture and market lawn and garden care products including fertilizers, herbicides, outdoor insect control products, rodenticides, plant foods, potting soil and other growing media and grass seed. We operate in the U.S. market under the brand names Spectracide, Garden Safe and Schultz. We also have exclusive brand arrangements for our Vigoro brand at The Home Depot, Sta-Green brand at Lowe’s and Expert Gardener brand at Wal-Mart. In Canada, we compete using the Wilson, So-Green, Greenleaf and Green Earth brands. Our marketing position is primarily that of a value brand, enhanced and supported by innovative products and packaging to drive sales at the point of purchase. Our primary competitors in the lawn and garden category include The Scotts Miracle-Gro Company and Central Garden & Pet Company.

The household insect control category comprises household insecticides as well as personal insect repellants. Our primary competitors within this category are S.C. Johnson & Son, Inc., The Scotts Miracle-Gro Company and Henkel KGaA. We compete in this category under the Cutter, Hot Shot and Repel brands.

Our pet supplies business comprises aquatics equipment (aquariums, filters, pumps, etc.), aquatics consumables (fish food, water treatments and conditioners, etc.) and specialty pet products for dogs, cats, birds and other small domestic animals. The pet supply market is extremely fragmented, with no competitor holding a market share greater than twenty percent. We believe that our brand positioning, including the leading global aquatics brand in Tetra, our diverse array of innovative and attractive products and our strong retail relationships and global infrastructure will allow us to remain competitive in this fast growing industry.

The following factors will contribute to our ability to succeed in these highly competitive product categories:

•	Strong Diversified Global Brand Portfolio. We have a global portfolio of well-recognized consumer product brands. We believe that the strength of our brands positions us to extend our product lines and provide our retail customers with strong sell-through to consumers.

•	Strong Global Retail Relationships. We have well-established business relationships with many of the top global retailers, distributors and wholesalers, which have assisted us in our efforts to expand our overall market penetration and promote sales.

•	Expansive Distribution Network. We distribute our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs.

•	Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our seven product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•	Experienced Management Team. Our management team has substantial consumer products experience. On average, senior management has more than 20 years of experience at Spectrum, VARTA, United and other branded consumer product companies such as General Electric, Gillette, Braun, Newell Rubbermaid, Heinz and Procter & Gamble.

Seasonal Product Sales

On a consolidated basis our financial results are approximately equally weighted between quarters; however, certain of our products experience seasonal sales fluctuations. The battery, shaving and grooming and personal care businesses, particularly in North America, tend to be seasonal, with purchases of such products by consumers concentrated in the December holiday season. Demand for lawn and garden products typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). Pet supplies sales remain fairly constant throughout the year. The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2006	2005	2004
December	24%	21%	32%
March	25%	23%	20%
June	27%	31%	22%
September	24%	25%	26%

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Highlights of consolidated operating results

Year over year historical comparisons are influenced by our acquisitions of United, Tetra and Jungle Labs acquired on February 7, 2005, April 29, 2005 and September 1, 2005, respectively. The results of these acquisitions are included in our fiscal 2006 Consolidated Statement of Operations for the full fiscal year but only in prior year results for the period subsequent to the respective dates of acquisition. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these acquisitions.

During fiscal 2006, Nu-Gro Pro and Tech were presented as discontinued operations consistent with our decision to sell these businesses. Consequently, the results of these operations are reflected in our Consolidated Statements of Operations as discontinued operations. The results of Nu-Gro Pro and Tech in fiscal 2005 have been reclassified to conform to the fiscal 2006 classification. As a result, and unless specifically stated otherwise, all discussions regarding fiscal 2006 and fiscal 2005 operating results reflect results from our continuing operations. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on the disposition of Nu-Gro Pro and Tech.

Net Sales. Net sales for fiscal 2006 increased to $2,552 million from $2,307 million in fiscal 2005 reflecting an 11% increase. Businesses acquired in fiscal 2005 contributed $330 million to 2006 net sales during the months these businesses were included in fiscal 2006 but not included in fiscal 2005 net sales. The following table details the principal components of the change in net sales from fiscal 2005 to fisca1 2006 (in millions):

Net Sales
Fiscal 2005 Net Sales	$2,307
Impact of United acquisition from October 2005 – January 2006	186
Impact of Tetra acquisition from October 2005 – April 2006	132
Increase in Lawn and garden and Household insect control sales, excluding impact of United acquisition	26
Increase in Pet products sales, excluding impact of Tetra, United and Jungle Labs acquisitions	14
Increase in Latin America Remington branded product sales	14
Impact of Jungle Labs acquisition from October 2005 – August 2006	12
Decline in Europe/ROW battery sales	(89)
Decline North America shaving and grooming sales	(28)
Decline in North America alkaline battery sales	(18)
Foreign currency impact, net	(3)
Other, net	(1)

Fiscal 2006 Net Sales	$2,552

Consolidated net sales by product line for fiscal 2006 and fiscal 2005 are as follows (in millions):

	Fiscal Year
	2006	2005
Product line net sales
Batteries	$861	$968
Lights	88	94
Shaving and grooming	252	273
Personal care	150	141
Lawn and garden	507	402
Household insect control	151	143
Pet products	543	286

Total net sales to external customers	$2,552	$2,307

The decline in consolidated battery sales was due primarily to an $89 million decline in Europe/ROW battery sales and an $18 million decline in North America alkaline battery sales. Europe/ROW battery sales declined in fiscal 2006 as we experienced a product mix shift from branded batteries to lower-priced private label batteries and exited some low margin private label alkaline business. In addition, European consumers continue to shift their purchasing habits from high end electronic specialty stores and photo stores, where we enjoy strong market shares, to deep discount and food retail channels where we do not have as strong a presence. The decline in our North America alkaline battery sales was driven by a number of factors, primarily a reduction of inventory levels at certain retailers in North America, lost distribution and the completion of our transition to a new alkaline marketing strategy in North America, centered around an improved value position, which took longer than anticipated. Our previous alkaline marketing strategy of “50% More” focused on the cost of our product to the customer while our current alkaline marketing strategy, “Same Performance, Better Price,” is designed to highlight the fact that battery performance tests show that our alkaline batteries perform as well as the leading alkaline battery brands and are offered at better prices. We experienced decreased battery sales as a result of the change in packaging and pricing from the “50% More” strategy to the “Same Performance, Better Price” strategy as customers and consumers adjusted to the new message and the related changes in our pricing and package sizes. During this transition, some of the existing inventories of “50% More” alkaline battery products were heavily promoted to sell and sold to discounters at prices lower than the prices we would have typically received in the marketplace. The decline in consolidated shaving and grooming sales is primarily attributable to a $28 million decline in North America sales driven by lower than expected sales of Remington men’s shaving products, primarily during the 2006 Father’s Day holiday and 2005 Christmas holiday. These declines were partly offset by a $14 million increase in sales of Remington branded products in Latin America as we continued the introduction of Remington branded products throughout the region.

During the fourth quarter of fiscal 2006, the North American battery business began to show signs of improvement. Fourth quarter fiscal 2006 battery sales in North America increased by approximately 16% over the prior year’s fourth quarter due primarily to the non-reoccurrence of certain retailer inventory reductions which began in the fourth quarter of 2005. In the fourth quarter of fiscal 2006, we benefited from strong customer acceptance of Rayovac’s new marketing campaign referenced above. We recently announced battery price increases effective January 1, 2007. We expect these price increases, once realized in the second quarter of fiscal 2007, to partially offset continued increases in raw material costs.

Gross Profit. Gross profit margin for fiscal 2006 decreased slightly to 37.4% compared to our fiscal 2005 gross profit margin of 37.7%. Our fiscal 2006 gross profit margin was impacted by approximately $22 million of restructuring and related charges, primarily related to a series of initiatives in Europe to reduce operating costs and rationalize our manufacturing structure as well as the costs associated with our integration of United and Tetra. Our fiscal 2005 gross margin was impacted by charges recognized in cost of goods sold related to inventory acquired as part of the Tetra and United acquisitions. In accordance with generally accepted accounting principles in the United States of America, this inventory was revalued as part of the purchase price allocation. For fiscal 2005, this accounting treatment resulted in an increase in acquired inventory of $8 million and $29 million for Tetra and United, respectively. These inventory valuation adjustments were non-cash charges. We also incurred approximately $10 million of restructuring and related charges during fiscal 2005 related to the closing of a zinc carbon manufacturing facility in Breitenbach, France. See “Restructuring and Related Charges” below for additional information regarding our restructuring and related charges.

In addition to the items discussed above, our gross profit margin in fiscal 2006 included a seven month benefit from higher margin Tetra pet product sales during the comparable months not owned in fiscal 2005. This benefit, however, was more than offset by declines in gross margins on our battery, shaving and grooming and personal care products. The decline in battery gross margins was driven by higher raw material costs, especially zinc—a primary raw material in the manufacturing of batteries, reduced utilization of our manufacturing facilities due to volume declines and the previously mentioned shift in European product mix and distribution channels. Shaving and grooming and personal care margins declined primarily as a result of consumers purchasing lower margin products.

Higher prices of zinc negatively impacted fiscal 2006 gross profit by approximately $18 million. While we have some hedges in place for fiscal 2007, we currently estimate raw material costs to increase significantly above fiscal 2006 levels based on current cost and market trends.

Operating (Loss) Income. An operating loss of approximately $283 million was recognized in fiscal 2006 as compared to operating income in fiscal 2005 of $196 million. The fiscal 2006 operating loss is directly attributable to a non-cash pretax impairment charge of approximately $433 million for certain trade name intangible assets and goodwill written down to fair value in accordance with SFAS 142. See “Goodwill and Intangibles Impairment” below for further details on this impairment charge. Also included in operating expenses in fiscal 2006 were approximately $34 million of restructuring and related charges primarily related to a series of initiatives in Europe to reduce operating costs and rationalize our manufacturing structure as well as the costs associated with our integration of United and Tetra. Included in operating expenses in fiscal 2005 were approximately $16 million of restructuring and related charges primarily incurred in connection with United integration initiatives. See “Restructuring and Related Charges” below for additional information regarding our restructuring and related charges.

In addition to the items discussed above, operating expenses as a percentage of net sales in fiscal 2006 increased due to increased distribution costs which totaled approximately $216 million, or 8.5% of sales, in fiscal 2006 versus $162 million, or 7.0% of sales, in the prior year. Fiscal 2006 distribution costs were well above historical levels as we incurred increased fuel costs and excess costs in our North America and Global Pet segments during the peak selling season to meet customer needs. All other operating expenses as a percentage of net sales in fiscal 2006 were in line with fiscal 2005 percentages.

Segment Results. As discussed above in Item 1, Business as of October 1, 2005, we began managing our business in four reportable segments: (i) North America; (ii) Latin America; (iii) Europe/ROW; and (iv) Global Pet. The presentation of all historical segment reporting herein has been adjusted to conform to our segment reporting.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing the defined strategic initiatives and achieving its financial objectives. Each business segment has a general manager responsible for sales and marketing initiatives for all product lines within the business segment and the financial results of the business segment. We evaluate segment profitability based on income from operations before corporate expense, restructuring and related charges and impairment charges. Corporate expense includes expenses associated with the purchasing department, corporate general and administrative functions and research and development.

North America	2006	2005
	(in millions)
Net sales to external customers	$1,212	$1,156
Segment profit	$146	$165
Segment profit as a % of net sales	12.0%	14.3%
Assets as of September 30,	$1,504	$2,246

Segment net sales to external customers in fiscal 2006 increased to $1,212 million from $1,156 million during fiscal 2005. This 5% increase was due to the inclusion of United’s lawn and garden and household insect control business for the entire fiscal 2006 as compared to only February through September for fiscal 2005. Net sales contributed by United’s lawn and garden and household insect control business from October 2005 through January 2006 totaled $87 million. This increase was tempered by a decline in our Legacy Businesses, specifically an $18 million decline in alkaline battery sales as a result of the reduction of inventory levels at certain retailers in North America, the completion of our transition to a new alkaline battery marketing strategy and lost distribution. During the fourth quarter of fiscal 2006, however, battery sales increased significantly, 16% over the prior year’s fourth quarter, due primarily to the non-reoccurrence of certain retailer inventory reductions which began in the fourth quarter of last year. Our Remington shaving and grooming sales in North America declined by $28 million, driven by lower than expected sales of Remington men’s shaving products, primarily during the 2006 Father’s Day holiday and 2005 Christmas holiday. These sales declines were slightly offset by a $7 million increase in sales of Remington personal care products during fiscal 2006.

Segment profitability in fiscal 2006 decreased to $146 million, or 12.0% of net sales, from $165 million, or 14.3% of net sales in fiscal 2005. The previously discussed inventory purchase accounting charge in fiscal 2005, $23 million of which related to the North America segment, reduced segment profit as a percent of net sales in fiscal 2005 by approximately 2.0 percentage points. During fiscal 2006, we incurred increased raw material costs and experienced reduced utilization of our manufacturing facilities due to sales volume declines which reduced our gross profit and gross profit margins as compared to fiscal 2005. Operating expenses as a percentage of net sales increased to approximately 25.2% of net sales in fiscal 2006 from approximately 22.8% of net sales in fiscal 2005, primarily the result of increased distribution costs. Distribution costs were well above historical levels as we incurred increased fuel costs and other unexpected costs to meet customer needs during the peak selling season. All other operating expenses were in line with fiscal 2005 levels.

Segment assets at September 30, 2006 decreased to $1,504 million from $2,246 million at September 30, 2005. The decrease in assets is attributable to allocations of United Pet Group goodwill to the Global Pet segment, as a result of our new segment reporting structure. Goodwill and intangible assets were approximately $901 million at September 30, 2006 and primarily relate to the United and Remington acquisitions. The purchase price allocation for the United acquisition was finalized in 2006. The purchase price allocation for the Remington acquisition was finalized in September 2004. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the United acquisition.

Europe/ROW	2006	2005
	(in millions)
Net sales to external customers	$560	$658
Segment profit	$55	$95
Segment profit as a % of net sales	9.8%	14.4%
Assets as of September 30,	$551	$557

Segment net sales to external customers in fiscal 2006 decreased to $560 million from $658 million during fiscal 2005, a 15% decrease. Unfavorable foreign currency exchange translation accounted for $19 million of the decline. Battery and lighting sales across Europe declined by approximately 12% excluding the impact of currency. The battery business in continental Europe declined by $89 million from the prior year. This decline was the result of: (i) our decision to exit certain low margin private label alkaline battery businesses; (ii) a shift in European distribution channels from electronic specialty stores and photo stores where we enjoy strong market shares, to deep discount and food retail channels where we have not established as strong a presence; and (iii) a shift in product mix due to consumer preferences for lower-priced private label batteries. Sales of our Remington branded shaving, grooming and personal care products increased by approximately 1%, excluding the impact of currency. Excluding Remington branded sales in the United Kingdom and the impact of currency, net sales of Remington branded products in the remainder of the Europe/ROW segment increased 26% in fiscal 2006 as compared to fiscal 2005 as we continued to expand distribution across continental Europe, driven by our investments in brand development. In the United Kingdom, net sales decreased $22 million during the year, as result of our inability to anniversary the successful launch of a line of personal care products in fiscal 2005.

Segment operating profitability in fiscal 2006 decreased to $55 million from $95 million in fiscal 2005. Segment profitability as a percentage of net sales declined to 9.8% in fiscal 2006 as compared with 14.4% in the comparable period last year. The decline in segment profitability was primarily driven by lost gross profit as a result of the sales decline, unfavorable product mix changes and increased raw material costs. Operating expenses as a percentage of net sales increased slightly to approximately 28.0% of net sales in fiscal 2006 from approximately 27.2% of net sales in fiscal 2005.

As a result of our ongoing concern regarding the European battery market, we announced a series of initiatives in 2006 in Europe to reduce operating costs and rationalize our operating structure. Upon completion of all initiatives, which we expect to complete by June 2007, total annualized savings are projected at approximately $30 million. Costs associated with these initiatives, which primarily represent cash costs, relate primarily to severance and are projected to total approximately $29 million.

Segment assets at September 30, 2006 decreased to $551 million from $557 million at September 30, 2005. The decrease is primarily attributable to the impairment of certain trade name intangible assets in fiscal 2006. See Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the impairment. Goodwill and intangible assets totaled approximately $278 million at September 30, 2006 and primarily relate to the VARTA and Ningbo acquisitions. The purchase price allocation for the Ningbo acquisition was finalized in 2005. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Ningbo acquisition.

Latin America	2006	2005
	(in millions)
Net sales to external customers	$236	$208
Segment profit	$23	$19
Segment profit as a % of net sales	9.8%	9.1%
Assets as of September 30,	$240	$368

Segment net sales to external customers in fiscal 2006 increased to $236 million from $208 million in fiscal 2005, a 13% increase. Favorable foreign currency exchange translation accounted for $10 million of this increase, primarily the result of a strong Brazilian Real. Additionally, the introduction of Remington branded products throughout the region and growth in our general battery business, driven primarily by price increases, contributed to the sales increase for fiscal 2006. Sales of Remington branded products in fiscal 2006 were $17 million as compared to $3 million in fiscal 2005.

Segment profitability increased to $23 million in fiscal 2006 from $19 million in fiscal 2005. Segment profitability was impacted during the year by higher raw material costs, mostly driven by an increase in the cost of zinc. This increase was partially offset by price increases. Operating expenses as a percentage of net sales decreased to approximately 29.4% in fiscal 2006 from 30.3% in fiscal 2005. This decrease in operating expenses was partially due to expiring penalties associated with our provision for presumed credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes.” This IPI benefit offset our increased investment in marketing and selling expenses incurred as a result of our efforts to introduce Remington products into the region.

Segment assets at September 30, 2006 decreased to $240 million from $368 million at September 30, 2005. The decrease in assets is attributable to the impairment of goodwill and certain trade name intangible assets. See Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the impairment. Intangible assets totaled approximately $82 million at September 30, 2006 and primarily relate to the ROV Ltd. acquisition completed in fiscal 1999 and the fiscal 2004 Microlite acquisition. The purchase price allocation for the Microlite acquisition was finalized in fiscal 2005. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Microlite acquisition.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for IPI taxes. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, the legality and constitutionality of the IPI “presumed” credits is currently being revisited by the Brazilian Federal Supreme Court and it is not certain when a final ruling will be issued. At September 30, 2006, these amounts totaled approximately $39.0 million and are included in Other long-term liabilities in the Consolidated Balance Sheets, however, ultimate resolution of this matter by the Brazilian Supreme Court could result in a liability less than or in excess of amounts accrued.

Global Pet	2006	2005
	(in millions)
Net sales to external customers	$543	$286
Segment profit	$84	$29
Segment profit as a % of net sales	15.5%	10.1%
Assets as of September 30,	$1,171	$791

Segment net sales to external customers in fiscal 2006 were $543 million. This represents a $257 increase from fiscal 2005. This increase is due to the inclusion of the acquired businesses of Tetra, United Pet Group and

Jungle Labs for the entire fiscal 2006. These acquired businesses contributed $243 million to net sales in fiscal 2006 for the comparable periods not owned in fiscal 2005. This increase is primarily the result of strong growth in specialty pet products sales of 6%, while aquatic product sales were approximately the same as in fiscal 2005. During fiscal 2006, we experienced growth in sales of pet products in North America and Europe, offset by weakness in Japan. Unfavorable foreign currency exchange translation impacted sales by approximately $3 million.

Segment profitability in fiscal 2006 was $84 million, or 15.5% of net sales. Our profitability in fiscal 2005 was $29 million, or 10.1% of net sales. The aforementioned inventory purchase accounting charge in fiscal 2005, $14 million of which related to the Global Pet segment, reduced fiscal 2005 segment profit as a percent of net sales by approximately 4.9 percentage points. Operating expenses as a percentage of net sales increased to approximately 28.5% in fiscal 2006 from 26.4% in fiscal 2005 due primarily to increased distribution costs. Distribution costs increased as we incurred increased fuel costs and other unexpected costs to meet customer needs during the peak selling season.

Segment assets at September 30, 2006 increased to $1,171 million from $791 million at September 30, 2005. The increase in assets is primarily attributable to allocations of United Pet Group goodwill from the North America segment to the Global Pet segment, as a result of our new segment structure, partly offset by the impairment of goodwill and certain trade name intangible assets in fiscal 2006. See Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the impairment. Goodwill and intangible assets represent $930 million of total assets and arose from our acquisition of United Pet Group as part of the United acquisition on February 7, 2005 and the acquisition of Tetra on April 29, 2005. The purchase price allocations for the United Pet Group and Tetra acquisitions were finalized in 2006. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on these acquisitions.

Corporate Expense. Our corporate expenses in fiscal 2006 increased to $103 million from $85 million in the same period last year. The increase was due to expenses incurred related to our continuing expansion of the global operations support infrastructure in Asia and higher amortization of unearned restricted stock during fiscal 2006. Our corporate expense as a percentage of net sales in fiscal 2006 increased to 4.0% from 3.7% in the previous year.

Restructuring and Related Charges. Our integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through fiscal 2008. We incurred approximately $33 million and $18 million of pretax restructuring and related charges during fiscal 2006 and fiscal 2005, respectively, in connection with these integration activities. Costs associated with our United and Tetra integration efforts are expected to total approximately $85 million, of which approximately $65 million will be cash costs and $20 million will be non-cash. In fiscal 2007, we expect to incur $30 million to $35 million of costs associated with the integration, which includes $20 million to $25 million of cash costs.

As a result of the European Initiatives we incurred approximately $23 million of pretax restructuring and related charges during fiscal 2006. Upon completion of the European Initiatives, which are expected to be completed by June 2007, total annualized savings are projected at $30 million. Costs associated with the European Initiatives, which primarily represent cash costs, relate primarily to severance and are projected to total approximately $29 million.

The following table summarizes restructuring and related charges we incurred in 2006 and 2005 (in millions):

	2006	2005
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$0.3	$8.3
Other associated costs	—	1.9
United & Tetra integration:
Termination benefits	5.4	0.3
Other associated costs	1.8	—
European initiatives:
Termination benefits	15.0	—

Total included in cost of goods sold	$22.5	$10.5

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$23.9	$12.7
Other associated costs	1.8	4.5
European initiatives:
Termination benefits	7.9	—
Other initiatives:
Termination benefits	—	0.2
Other associated costs	—	(1.6)

Total included in operating expenses	$33.6	$15.8

Total restructuring and related charges	$56.1	$26.3

Goodwill and Intangibles Impairment. SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, we, with the assistance of independent third party valuation specialists, conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $433 million in the fourth quarter of fiscal 2006. The impairments will not result in future cash expenditures. See “Critical Accounting Policies—Valuation of Assets and Asset Impairment” below as well as Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on the impairment charge.

Interest Expense. Interest expense in fiscal 2006 increased to $177 million from $134 million in fiscal 2005. This increase was primarily due to the timing of debt incurred in connection with the United and Tetra acquisitions as well as an increase in LIBOR (which affected the interest rate on term loans denominated in Euros under our Senior Credit Facilities) and an increase in the interest rate spread on loans under our Senior Credit Facilities. Interest expense in fiscal 2005 included $12 million of debt issuance costs written off in connection with our acquisitions and related debt financings.

Other Income, net. Other income, net for 2006 includes the benefit of two asset sales which occurred during the fiscal year. We recognized a net gain of approximately $8 million on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington acquisition and subsequently closed in fiscal 2004, and our Madison, WI packaging facility, which was closed in fiscal 2003. Prior to these sales, these assets were included in assets held for sale in our Consolidated Balance Sheets. Fiscal 2005 other income, net of $0.9 million was related primarily to foreign currency exchange rate gains.

Income Tax (Benefit) Expense. Our full-year effective tax rate was approximately 6% in 2006 as compared with approximately 34% in 2005. The reduction in the tax rate as compared with last year is a result of a significant portion of the $433 million impairment charge not being deductible for tax purposes as well as approximately $29 million of increased valuation allowances. We expect our effective tax rate in fiscal 2007 to be consistent with our historical rates.

Discontinued Operations. Our fiscal 2006 loss from discontinued operations of $5.5 million, net of tax, reflects the operating results of Nu-Gro Pro and Tech, as well as the loss on the sale of these businesses. The transaction closed in January 2006. Proceeds from the sale totaled approximately $83 million after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006. The total loss on the sale of these businesses of approximately $3.9 million, net of tax, is included in the total loss from discontinued operations in 2006. Our income from discontinued operations for fiscal 2005 was $5.5 million and reflects the operating results of Nu-Gro Pro and Tech from February 7, 2005, the date of acquisition. Net sales and operating income from these discontinued operations, excluded from reported fiscal 2005 net sales and operating income, were approximately $52 million and $8 million, respectively.

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Highlights of consolidated operating results

Year over year historical comparisons are affected by our acquisitions of United and Tetra, acquired on February 7, 2005 and April 29, 2005, respectively. These acquisitions are included in our current year Consolidated Statement of Operations but not in prior year results. Year over year historical comparisons are also affected by our acquisitions of Microlite, acquired on May 28, 2004, and Ningbo, acquired on March 31, 2004. These acquisitions are reflected in our fiscal 2006 Consolidated Statement of Operations for the full fiscal year but are only included in prior year results after the date of acquisition. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these acquisitions. Unless otherwise indicated, all discussion included herein compare results from continuing operations. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information on the disposition of Nu-Gro Pro and Tech.

Net Sales. Net sales for fiscal 2005 increased to $2,307 million from $1,417 million in fiscal 2004 reflecting a 63% increase. The following table details the principal components of the change in net sales from fiscal 2004 to fiscal 2005 (in millions):

Net Sales
Fiscal 2004 Net Sales	$1,417
Impact of United acquisition from February 2005 – September 2005	735
Impact of Tetra acquisition from May 2005 – September 2005	96
Microlite acquisition from October 2004 – May 2005	39
Ningbo acquisition from October 2004 – March 2005	11
Foreign currency benefit, net	46
Decline in North America alkaline battery sales	(35)
Other, net	(2)

Fiscal 2005 Net Sales	$2,307

Consolidated net sales by product line for fiscal 2005 and fiscal 2004 are as follows (in millions):

	Fiscal Year
	2005	2004
Product line net sales
Batteries	$968	$939
Lights	94	90
Shaving and grooming	273	272
Personal care	141	116
Lawn and garden	402	—
Household insect control	143	—
Pet products	286	—

Total net sales to external customers	$2,307	$1,417

The increase in consolidated battery sales was due to contributions from the Microlite and Ningbo acquisitions and the favorable impact of foreign currency exchange rates, offset by the decline in North America alkaline battery sales. The decline in our North America battery sales was driven by the transition to a new alkaline marketing strategy centered around an improved value position. Our previous alkaline marketing strategy of “50% More” focused on the cost of our product to the customer while our current alkaline marketing strategy, “Same Performance, Better Price,” is designed to highlight the fact that battery performance tests show that our alkaline batteries perform as well as the leading alkaline battery brands and are offered at better prices. We experienced decreased battery sales as a result of the change in packaging and pricing from the “50% More” strategy to the “Same Performance, Better Price” strategy as customers and consumers adjusted to the new message and the related changes in our pricing and package sizes. During this transition, some of the existing inventories of “50% More” alkaline battery products were heavily promoted to sell and were sold to discounters at prices lower than the retail prices we would have typically received in the marketplace. The transition to this new product positioning is taking longer than initially anticipated and remains ongoing. The speed of the transition has been affected by the continued focus by our customers on reducing inventory at retail.

Gross Profit. Our gross profit margin for fiscal 2005 decreased to 37.7% from 42.8% in fiscal 2004. The decline in gross margin is primarily attributable to the impact of unfavorable product mix changes within our Remington brand personal care and shaving and grooming products, particularly in North America, the impact of our transition from Rayovac’s “50% More” battery marketing strategy in the North American battery business and higher raw material and transportation costs. In addition, approximately 1.6 percentage points of the decline was driven by charges recognized as cost of goods sold related to inventory acquired as part of the Tetra and United acquisitions. In accordance with generally accepted accounting principles in the United States of America, we revalued the inventory as part of the purchase price allocation. For fiscal 2005, this resulted in an increase in acquired inventory of $8 million and $29 million for Tetra and United, respectively. These inventory valuation adjustments were non-cash charges. Also, approximately $10 million of the decline represents restructuring and related charges incurred during fiscal 2005 related to the closing of a zinc carbon manufacturing facility in Breitenbach, France.

Operating Income. Our operating income for fiscal 2005 increased to $196 million from $156 million in fiscal 2004. The increase was primarily attributable to the impact of the United and Tetra acquisitions, which contributed approximately $71 million and $10 million, respectively. The benefits of our acquisitions were partially offset by the previously discussed declines in gross margins, and an increase in restructuring and related charges that were included in operating expenses of approximately $16 million during the period primarily related to United integration initiatives. See “Restructuring and Related Charges” below as well as Note 16, Restructuring and Related Charges, of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding these restructuring and related charges.

Segment Results. As of October 1, 2005, we began managing our business in four reportable segments, including: (i) North America; (ii) Latin America; (iii) Europe/ROW; and (iv) Global Pet. The presentation of all historical segment reporting herein has been adjusted to conform to this segment reporting structure.

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing defined strategic initiatives and achieving predetermined financial objectives. Each business segment has a general manager responsible for sales and marketing initiatives for all product lines within the business segment and the financial results of the segment. We evaluate segment profitability based on income from operations before corporate expense, restructuring and related charges and impairment charges. Corporate expense includes expenses associated with purchasing department, corporate general and administrative areas and research and development.

North America	2005	2004
	(in millions)
Net sales to external customers	$1,156	$654
Segment profit	$165	$131
Segment profit as a % of net sales	14.3%	20.0%
Assets as of September 30,	$2,246	$685

Segment net sales to external customers increased by $502 million in 2005. This increase was driven by sales of the acquired lawn and garden and household insect control business of United, which contributed $545 million in net sales. Offsetting this amount was a $35 million decline in our alkaline battery sales, driven by the transition to a new marketing strategy. The new marketing strategy was more costly than anticipated and was completed in fiscal 2006. Markdown dollars were required and shipments were fewer because (i) customers held high retail inventories of the previous product and (ii) retailers focused on reducing their inventory levels. Fiscal 2005 results represent approximately 7% growth in our U.S. Home and Garden business as compared to 2004, assuming the U.S. Home and Garden business was included in the comparable prior fiscal period. Contributing to this growth was a 12% increase in our lawn and garden business, which was partially offset by a 3% decline in our household insect control business.

Segment profitability in fiscal 2005 increased to $165 million from $131 million in the previous year. The inclusion of the acquired lawn and garden and household insect control business of United, subsequent to the acquisition date of February 7, 2005, added approximately $52 million to our profitability in fiscal 2005. Our profitability in the acquired lawn and garden and household insect control business of United was negatively impacted by the aforementioned inventory valuation charges of which approximately $23 million related to the acquired lawn and garden and household insect control business of United. In addition, our profitability was impacted by higher raw material costs, particularly for urea, a major component in fertilizers, and fuel surcharges, passed on to us from our freight carriers. Profitability was also negatively impacted by changes in demand for our product. Customers purchased less household insect controls products, which have higher gross margins and more lawn and garden products, which have lower gross margins. Our profitability in our Legacy Businesses in our North American reporting segment declined $18 million. This decrease in profitability primarily reflects the impact of lost margin as a result of reduced battery sales and lower margins on Remington branded products, partially offset by lower marketing and advertising costs during the year. Our profit margin decreased to 14.3% from 20.0% in 2004, primarily due to the inclusion of the inventory valuation charges, an increased percentage of net sales coming from lower margin lawn and garden products and the negative impact of lower gross margins on Remington branded products, partially offset by reductions to operating expenses. Operating expenses as a percentage of net sales were approximately 23% in both 2004 and 2005, as lower marketing and advertising costs were offset by higher distribution costs.

Segment assets at September 30, 2005 increased to $2,246 million from $685 million at September 30, 2004. Of the increase, $1,557 million was attributable to the assets of the acquired lawn and garden and household insect control business of United. The remaining $4 million increase in assets was primarily attributable to higher debt issue costs associated with the debt issued in connection with the United and Tetra acquisitions as well as an increase in cash on hand at the end of 2005 which allowed us to make an interest payment due in early 2006. Intangible assets were approximately $1,510 million and primarily relate to the

United and Remington acquisitions. The purchase price allocation for the United acquisition was finalized in fiscal 2006. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the United acquisition. The purchase price allocation for the Remington acquisition was finalized in September 2004.

Europe/ROW	2005	2004
	(in millions)
Net sales to external customers	$658	$618
Segment profit	$95	$96
Segment profit as a % of net sales	14.4%	15.5%
Assets as of September 30,	$557	$596

Segment net sales to external customers in fiscal 2005 increased to $658 million from $618 million in fiscal 2004, or 6%. The Ningbo acquisition, completed on March 31, 2004, contributed approximately $11 million to the sales increase for the six months not included in the comparable prior fiscal year, with the remaining increase primarily attributable to the favorable impact from foreign currency exchange rates of approximately $30 million. During fiscal 2004, the battery business in continental Europe, and in our largest European market, Germany, was negatively affected by a stagnant economy and a continuing shift from branded product sales to private label sales. From 2004 to 2005, we estimate that the unit volume in the overall alkaline European market was flat, while sales dollars declined as unit sales shifted to private label batteries. While our overall battery sales were flat, excluding the benefit of currency, the trend towards private label battery purchases negatively impacted our higher margin VARTA branded battery sales, which were down slightly.

Segment profitability in fiscal 2005 decreased to $95 million from $96 million in the previous year. Profitability as a percentage of net sales decreased to 14.4% in fiscal 2005 from 15.5% in fiscal 2004 due to reduced gross profit margins, the result of a sales shift from branded to private label products. Margins on VARTA branded batteries are approximately twice the margin of our private label batteries. We estimated that this sales trend negatively impacted our battery margins by approximately 1.5 percentage points in 2005 versus 2004. Segment profitability was positively impacted by favorable foreign currency movements of approximately $4 million. Operating expenses as a percentage of net sales declined from approximately 28% of net sales in 2004 to approximately 27% of net sales in 2005.

As a result of our continued concern regarding the European economy and the continued shift to private label battery sales, we announced during fiscal 2006 the European Initiatives to reduce operating costs and rationalize our operating structure. When fully realized, we estimate that our annual savings will total $30 million.

Segment assets at September 30, 2005 decreased to $557 million from $596 million at September 30, 2004. The decrease was primarily attributable to changes in receivables and inventories. Intangible assets were approximately $272 million and primarily relate to the VARTA and Ningbo acquisitions. The purchase price allocation for the Ningbo acquisition was finalized in 2005. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the Ningbo acquisition.

Latin America	2005	2004
	(in millions)
Net sales to external customers	$208	$145
Segment profit	$19	$12
Segment profit as a % of net sales	9.1%	8.3%
Assets as of September 30,	$368	$322

Segment net sales to external customers in fiscal 2005 increased to $208 million from $145 million in the previous year, a 43% increase. The Microlite acquisition, completed on May 28, 2004, contributed $39 million in net sales for the eight months not included in the comparable prior fiscal year, while the favorable impact of foreign currency exchange rates was approximately $14 million. In addition, sales in our Andean region, consisting of Colombia and Venezuela, were up approximately $4 million and sales in the Dominican Republic were up approximately $3 million. Sales increases in 2005 reflect the introduction of Remington branded products throughout the region. Sales of Remington products totaled approximately $3 million in 2005.

Segment profitability in fiscal 2005 increased to $19 million from $12 million in the previous year. The increase was driven by Microlite, which contributed approximately $5 million. Our profit margin in fiscal 2005 increased to 9.1% from 8.3% in fiscal 2004 as we realized higher battery gross margins and incremental margins due to the Remington product sales, while, as a percentage of sales, operating expenses remained constant as compared to fiscal 2004.

Segment assets at September 30, 2005 increased to $368 million from $322 million at September 30, 2004. The increase in assets was primarily attributable to additions to goodwill and the impact of foreign currency translation. Intangible assets totaled approximately $225 million and primarily relate to the ROV LTD acquisition completed in 1999 and the 2004 Microlite acquisition. The purchase price allocation for the Microlite acquisition was finalized in 2005.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, the legality and constitutionality of the IPI “presumed” credits is currently being revisited by the Brazilian Federal Supreme Court and it is not certain when a final ruling will be issued. At September 30, 2005, these amounts totaled approximately $41.4 million and are included in Other long-term liabilities in the Consolidated Balance Sheets, however, ultimate resolution of this matter by the Brazilian Supreme Court could result in a liability less than or in excess of amounts accrued.

Global Pet	2005
(in millions)
Net sales to external customers	$286
Segment profit	$29
Segment profit as a % of net sales	10.1%
Assets as of September 30,	$791

Segment net sales to external customers in the eight months following the acquisition of the United Pet Group were $190 million, an increase of approximately 8% from 2004 results assuming the United Pet Group was included in the comparable prior fiscal period. Our net sales to external customers in the five months following the acquisition of Tetra were $96 million, essentially flat versus Tetra’s 2004 results assuming Tetra was included in the comparable prior fiscal period. Economic conditions in Europe and an overall slow down in the aquatics market growth impacted Tetra’s 2005 results.

Segment operating profitability in fiscal 2005 was $29 million and segment profitability as a percentage of sales for fiscal 2005 was 10.1%. Our profitability was negatively impacted by approximately 4.9 percentage points as a result of the previously discussed inventory valuation charges in fiscal 2005, $14 million of which related to the Global Pet segment.

As previously discussed, during 2005, we completed the first phase of our integration initiatives related to the United and Tetra acquisitions. We have reorganized the pet businesses acquired as part of the United and Tetra acquisitions. These businesses now operate as the Global Pet business segment, headquartered in Cincinnati, Ohio.

Segment assets as of September 30, 2005 were $791 million. Of this amount, goodwill and intangible assets totaling $576 million arose from the acquisition of the United Pet Group as part of the United acquisition on February 7, 2005 and the acquisition of Tetra on April 29, 2005. The purchase price allocations for the United Pet Group and Tetra acquisitions were finalized in 2006. See Note 17, Acquisitions, of the Notes to Consolidated

Financial Statements included in this Annual Report on Form 10-K for additional information on these acquisitions.

Corporate Expense. Our corporate expense in fiscal 2005 increased to $85 million from $71 million in fiscal 2004. The increase in expense was primarily due to increased research and development costs of approximately $6 million and increased costs of global operations of approximately $6 million, primarily attributable to the acquisitions of United and Tetra. In addition, we realized a net increase of approximately $3 million in corporate general and administrative expenses primarily related to the costs of Sarbanes-Oxley compliance, increased costs associated with amortization of restricted stock and increased legal expenses. These increases were partially offset by a reduction in incentive compensation costs due to non-achievement of financial goals for 2005. Corporate expense as a percentage of net sales in fiscal 2005 decreased to 3.7% from 5.0% in fiscal 2004.

Restructuring and Related Charges. In April 2005, we announced that we closed our Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative totaled approximately $11 million. We incurred approximately $10 million of pretax restructuring and related charges in 2005.

In connection with the February 7, 2005 acquisitions of United and the April 29, 2005 acquisition of Tetra, we announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives included: integrating all of United’s Home and Garden administrative services, sales and customer service functions into our North America headquarters in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s and Tetra’s administrative, manufacturing and distribution facilities. These restructuring initiatives are ongoing and are expected to continue through fiscal 2008.

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s accounting, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate finance functions were combined directly into Spectrum’s global headquarters in Atlanta. Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as we began to optimize our global pet operations, two pet supplies facilities in Brea, California and Hazleton, Pennsylvania were closed in 2005.

We recorded approximately $18 million of pretax restructuring and related charges in 2005 in connection with our integration of businesses acquired in 2005. Cash costs of these integration initiatives incurred in 2005 were approximately $5 million. The remaining $12 million of costs incurred relate primarily to employee retention payment arrangements which are being accrued over the retention period.

We recorded various other restructuring and related charge accrual reversals in operating expenses including a $1 million reduction of an existing environmental accrual for Remington’s Bridgeport, Connecticut facility, which was sold in fiscal 2006. This accrual was originally established in purchase accounting as an adjustment to goodwill.

The following table summarizes restructuring and related charges we incurred in 2005 (in millions):

Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$8.3
Other associated costs	1.9
United & Tetra integration:
Termination benefits	0.3

Total included in cost of goods sold	$10.5

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$12.7
Other associated costs	4.5
Other initiatives:
Termination benefits	0.2
Other associated costs	(1.6)

Total included in operating expenses	$15.8

Total restructuring and related charges	$26.3

Interest Expense. Interest expense in fiscal 2005 increased to $134 million from $66 million in fiscal 2004. This increase was primarily due to increased debt levels associated with the Tetra and United acquisitions and the $12 million write-off of debt issuance costs related to the refinancing of our credit facility in connection with the United acquisition.

Other Income, net. Other income, net of $0.9 million in fiscal 2005 was related primarily to foreign currency exchange rate gains. Other income, net was not significant in fiscal 2004.

Income Tax Expense. As a result of the implementation of tax reduction strategies related to our recent acquisitions, we were able to reduce our full-year effective tax rate to approximately 34% in 2005. Our effective tax rate was 38% for fiscal 2004.

Discontinued Operations. Our income from discontinued operations of $5.5 million for fiscal 2005 reflects the operating results of Nu-Gro Pro and Tech from the February 7, 2005 date of acquisition. Nu-Gro Pro and Tech were sold by the Company in January 2006. Net sales and operating income from these discontinued operations, excluded from reported fiscal 2005 net sales and operating income, were approximately $52 million and $8 million, respectively. Our loss from discontinued operations of $0.4 million for fiscal 2004 reflects the operating results of our Remington Service Centers. Net sales from discontinued operations were approximately $21 million for fiscal 2004 prior to closing of the Service Centers in the United States and United Kingdom.

Liquidity and Capital Resources

Operating Activities. For fiscal 2006, operating activities provided $45 million in net cash as compared to $217 million provided during the same period last year. This change is primarily due to the timing of the United acquisition in 2005 and the resulting working capital increase after consideration for the seasonality of the United acquisition, driven by an increase in inventory. Cash restructuring costs were approximately $43 million during fiscal 2006 as compared to only $14 million during fiscal 2005.

Investing Activities. Net cash provided by investing activities was $22 million for fiscal 2006 as compared to a $1,694 million use in fiscal 2005. The amount used in fiscal 2005 is directly attributable to the cash investment of approximately $1,600 million associated with the acquisitions of United and Tetra. The amount provided in fiscal 2006 is primarily due to the sale of discontinued operations as well as proceeds from the sale of certain assets during fiscal 2006. We generated approximately $100 million of cash flow from the sale of Nu-Gro Pro and Tech and other surplus assets during fiscal 2006. Capital expenditures during fiscal 2006 were approximately $60 million versus $63 million in fiscal 2005. Capital expenditures for fiscal 2007 are expected to be approximately $40 million.

Debt Financing Activities. We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

On January 25, 2006, we sold Nu-Gro Pro and Tech to Agrium Inc. for net proceeds of approximately $83 million. Proceeds from the sale were used to reduce outstanding debt.

Our Senior Credit Facilities include aggregate facilities of $1,444 million consisting of a $605 million U.S. Dollar Term Loan, a €114 million Term Loan (USD $135 million at September 30, 2006), a Tranche B €261 million Term Loan (USD $332 million at September 30, 2006), a Canadian Dollar 81 million Term Loan (USD $72 million at September 30, 2006) and a revolving credit facility of $300 million (the “Revolving Credit Facility”). Approximately $26 million was outstanding under the Revolving Credit Facility at September 30, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros, the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling and the equivalent of borrowings in Chinese Yuan of $35 million.

Approximately $221 million remains available under our Revolving Credit Facility as of September 30, 2006, net of approximately $53 million of outstanding letters of credit.

In addition to principal payments, we have annual interest payment obligations of approximately $30 million associated with our $350 million principal amount of 8 1/2% Senior Subordinated Notes due in 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of the $700 million principal amount of 7 3/8% Senior Subordinated Notes due in 2015. We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facility if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of September 30, 2006, we estimate annual interest payments of approximately $89 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. In addition, we are required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

The Senior Credit Facilities contain financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Senior Credit Facilities, the limits imposed by such ratios become more restrictive over time. In addition, the Senior Credit Facilities restrict our ability to, among other things, incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of our assets and (ii) is guaranteed by certain of our subsidiaries. (Please see the remainder of this discussion and Item 9B, OTHER INFORMATION, herein for additional information about financial covenants.)

The terms of both the $350 million 8 1/2% and $700 million 7 3/8% Senior Subordinated Notes permit the holders to require us to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit our ability to, among other things: (i) pay dividends or make other restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) create liens; (iv) enter into mergers, consolidations or sales of all or substantially all of our assets; (v) make asset sales; (vi) enter into transactions with affiliates; and (vii) issue or sell capital stock of our wholly owned subsidiaries. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of our domestic subsidiaries.

Due to a downgrade of our credit rating on January 30, 2006 and two credit amendments with our senior lenders which occurred on December 12, 2005 and May 9, 2006, interest costs on our existing U.S. Dollar and Canadian Dollar Term Loans increased 100 basis points from 2.00% to 3.00%. Interest costs on our existing Revolving Credit Facility increased by 75 basis points as a result of the May 9, 2006 amendment.

Interest costs on our existing Euro Term Loan increased by 50 basis points due to a downgrade of our credit rating on January 30, 2006 and the May 9, 2006 amendment. Interest costs on our existing Euro Tranche B Term Loan increased from 2.25% to 3.00% due to a downgrade of our credit rating on January 30, 2006 and the May 9, 2006 amendment. In connection with the December 12, 2005 amendment we incurred approximately $2.1 million of fees and approximately $3.5 million in fees for the May 9, 2006 credit amendment. Fees are being amortized over the remaining term of the Senior Credit Facilities.

Under the terms of an amendment to our credit agreement dated May 9, 2006, interest costs on indebtedness under our Revolving Credit Facility, U.S. Dollar, Canadian Dollar and Euro Term loans would decrease if our leverage ratio improves to certain levels in future periods.

We were in compliance with all covenants associated with our Senior Credit Facilities, as amended, and Senior Subordinated Notes, with the exception of the Fixed Charge Coverage Ratio relating to the Senior Subordinated Notes, that were in effect as of and during the period ended September 30, 2006. Due to significant restructuring charges and reduced business performance, we are not in compliance with the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio under the indentures governing our Subordinated Notes. Until we return to compliance with the ratio, we are limited in our ability to make significant acquisitions or incur significant additional senior debt beyond our existing Senior Credit Facilities. We do not expect this to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

We have engaged advisors to assist with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, we have entered into discussions to dispose of certain of our assets. The assets which are the subject of such discussions, subject to negotiations of a definitive sales agreement, consist primarily of: inventory; goodwill and intangible assets; and property plant and equipment, as well as, executory contracts related to the assets to be disposed. We currently expect that any such sale would be consummated during the second quarter of fiscal 2007. See Note 18, Subsequent Events, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for additional information regarding this divestiture.

On December 12, 2006, we reached agreement with our Senior Lenders to amend the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with our Senior Credit Facilities effective for the periods ended December 31, 2006 and April 1, 2007. The amendment raises the interest rate on all of our debt under our Senior Credit Facilities by 0.25% per annum until we prepay at least $500 million in principal amount of our term loans with proceeds from the sale of certain of our assets. Our ability to comply with future debt covenants beyond the first quarter of fiscal 2007, ending December 31, 2006, will depend on our ability to consummate the disposal of the above mentioned assets on favorable contractual terms. In connection with the amendment, we incurred approximately $1.3 million of fees which are being amortized over the remaining term of our Senior Credit Facilities. Failure to comply with the financial covenants and other provisions could materially adversely affect our ability to finance our future operations or capital needs and could create a default under such instrument and cause all amounts borrowed to become due and payable immediately. In the event of default under the Senior Credit Facilities, the amounts outstanding under our Senior Subordinated Notes would also be subject to acceleration.

Equity Financing Activities. During 2006, we granted approximately 1.0 million shares of restricted stock. Of these grants, approximately 0.4 million shares are time-based and vest on a pro rata basis over either a three or four-year period and 0.4 million shares are performance-based and vest upon achievement of certain performance goals. If the performance targets are not met, the performance component of a restricted stock award will automatically vest one year after the originally scheduled vesting date, effectively making the award time-based. The remaining 0.2 million shares vest at specific dates throughout 2008 and 2009. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $18.9 million which has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

During 2006, we also issued a minimal number of shares of common stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $0.4 million. We recognized a tax benefit of approximately $0.1 million associated with the exercise of these stock options, which was accounted for as an increase in Additional paid-in capital in our Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2006 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Balance Sheet, such as pension obligations (see Note 12, Employee Benefit Obligations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K) (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Debt:
Debt, excluding capital lease obligations	$42	$9	$8	$8	$242	$1,954	$2,263
Capital lease obligations(1)	1	1	1	—	—	11	14

	43	10	9	8	242	1,965	2,277
Operating lease obligations	29	25	21	19	17	58	169
Purchase obligations/other(2)	222	3	—	—	—	—	225

Total Contractual Obligations	$294	$38	$30	$27	$259	$2,023	$2,671

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Balance Sheets.
(2)	Primarily represents obligations to purchase specified quantities of raw materials and finished products.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2006, consisting entirely of standby letters of credit which back the performance of certain of our entities under various credit facilities and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2007	2008	2009	2010	2011	Thereafter	Total
Letters of credit	$52	$6	$—	$—	$—	$—	$58

Total Other Commercial Commitments	$52	$6	$—	$—	$—	$—	$58

Critical Accounting Policies

Our Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management’s judgment and estimates in areas that are inherently uncertain.

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets, such as property, plant and equipment and definite-lived intangible assets for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

Under SFAS 142, we test goodwill and indefinite-lived intangible assets for impairment annually. During 2004, we changed the annual impairment testing date for goodwill and such intangibles from October 1 to August 31 of each year. The August 31 date is preferable as it provides us with more time prior to the fiscal year-end to complete impairment testing and to report the impact of the impairment tests in our annual Form 10-K filing. In 2006, we, with the assistance of independent third party valuation specialists, conducted our annual impairment testing of goodwill and indefinite-lived intangible assets associated with our North America, Europe/ROW, Latin America and Global Pet business segments. The fair values of our reporting units were determined using the discounted cash flow method and also tested for reasonableness by comparison to our market capitalization. As a result of our goodwill analysis, we recorded a non-cash pretax impairment charge of approximately $353 million related to our Latin America and Global Pet reporting units. In addition, our indefinite-lived intangible assets which represent trade names, were valued using a relief from royalty methodology. As a result of our trade names analysis, we recorded a non-cash pretax impairment charge of approximately $80 million equal to the excess of the carrying amounts of certain trade names over the fair value of such assets.

Fair values were determined using discounted cash flow models involving several assumptions. Changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates were: (i) present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. Absent changes to other assumptions, a 1 percentage point increase in the present value factor used to determine the fair value of our North America and Europe/ROW reporting units, which were not deemed impaired based on the testing of goodwill described above, would not cause the carrying value of the respective reporting unit to exceed its fair value. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

We evaluate net deferred tax assets based on future earnings projections. An asset’s value is deemed impaired if the earnings projections do not substantiate the carrying value of the asset. The estimation of such amounts requires significant management judgment with respect to revenue and expense growth rates, changes in working capital, sales of assets and other assumptions, as applicable. The use of different assumptions would increase or decrease future earnings projections and could, therefore, change the determination of whether a deferred tax asset is realizable. As a result of this evaluation, during fiscal 2006 we recorded a non-cash charge of approximately $29 million which increased the valuation allowance against certain net deferred tax assets

See Note 2(h), Significant Accounting Policies—Property, Plant and Equipment, Note 2(i), Significant Accounting Policies—Intangible Assets, Note 4, Property, Plant and Equipment, Note 6, Intangible Assets and Note 10, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our shaving, grooming, personal care, lawn and garden, household and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the estimated costs of the promotional programs. These costs are generally treated as a reduction of net sales.

We also enter into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction of net sales or an increase in cost of sales, based on the type of promotional program. The income statement presentation of our promotional arrangements complies with Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.

For all types of promotional arrangements and programs, we monitor our commitments and use statistical measures and past experience to determine the amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of our customer-related promotional arrangements and programs are tailored to each customer and are generally documented through written contracts, correspondence or other communications with the individual customers.

We also enter into various arrangements, primarily with retail customers, which require us to make an upfront cash, or “slotting” payment, to secure the right to distribute through such customer. We capitalize slotting payments, provided the payments are supported by a time or volume based arrangement with the retailer, and will amortize the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales and a corresponding asset is reported in Deferred charges and other in our Consolidated Balance Sheets.

Our trade receivables subject us to credit risk which is evaluated based on changing economic, political and specific customer conditions. We assess these risks and make provisions for collectibility based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change our estimate of collectibility. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial conditions in order to assess whether the economic conditions have changed and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment or securing credit insurance.

See Note 2(b), Significant Accounting Policies—Revenue Recognition, Note 2(c), Significant Accounting Policies—Use of Estimates and Note 2(e), Significant Accounting Policies—Concentrations of Credit Risk and Major Customers, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, for both 2006 and 2005, we used discount rates of 4.0% to 6.25%. In adjusting the discount rate from 2005 to 2006, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rate used is reflective of the rate at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 4.0% to 8.0% and 4.0% to 9.5% in 2006 and 2005, respectively. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability would increase, ultimately increasing future pension expense.

See Note 12, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring and related charges are recognized and measured according to the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

Liabilities from restructuring and related charges are recorded for estimated costs of facility closures, significant organizational adjustment and measures undertaken by management to exit certain activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. Such liabilities could include amounts for items such as severance costs and related benefits (including settlements of pension plans), impairment of property and equipment and other current or long term assets, lease termination payments and any other items directly related to the exit activities. While the actions are carried out as expeditiously as possible, restructuring and related charges are estimates. Changes in estimates resulting in an increase to or a reversal of a previously recorded liability may be required as management executes a restructuring plan.

We report restructuring and related charges associated with manufacturing and related initiatives in cost of goods sold. Restructuring and related charges reflected in cost of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments relating to manufacturing initiatives and other costs directly related to the restructuring initiatives implemented.

We report restructuring and related charges associated with administrative functions in operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the administrative functions and other costs directly related to the initiatives implemented.

The costs of plans to (a) exit an activity of an acquired company, (b) involuntarily terminate employees of an acquired company or (c) relocate employees of an acquired company are measured and recorded in accordance with the provisions of the EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). Under EITF 95-3, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to terminated activities or employees of the acquired company that do not meet the conditions prescribed in EITF 95-3 are treated as restructuring and related charges and expensed as incurred.

See Note 16, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of recent restructuring initiatives and related costs.

Loss Contingencies

Loss contingencies are recorded as liabilities when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The outcome of existing litigation, the impact of environmental matters and pending or potential examinations by various taxing authorities are examples of situations evaluated as loss contingencies. Estimating the probability and magnitude of losses is often dependent upon management’s judgment of potential actions by third parties and regulators. It is possible that changes in estimates or an increased probability of an unfavorable outcome could materially affect future results of operations.

See further discussion in Item 3, “Legal Proceedings,” and Note 14, Commitments and Contingencies, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of a company’s first fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As of September 30, 2006, our net unfunded benefit obligation was approximately $55 million, accordingly, the adoption of SFAS 158 will have a material impact on our financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact that SFAS 157 will have on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial condition, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than- temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 2(r), Significant Accounting Policies—Derivative Financial Instruments, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR, Euro LIBOR and Canadian LIBOR affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

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

As of September 30, 2006, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $13.6 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $2.9 million. The same hypothetical shift in interest rates as of September 30, 2005 would have resulted in a loss of $7.1 million in the fair value of outstanding interest rate derivative instruments, and the net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the shift in interest rates, would have been a net loss of $0.5 million.

As of September 30, 2006, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $22.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $6.0 million. The same hypothetical shift in exchange rates as of September 30, 2005 would have had no material effect on the fair value of outstanding foreign exchange derivative instruments or reported earnings.

As of September 30, 2006, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $5.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $2.9 million. The same hypothetical shift in commodity prices as of September 30, 2005 would have resulted in a loss of $0.6 million in the fair value of outstanding commodity price derivative instruments, and the net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would have been a net gain of $1.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K on pages 79 through 141, inclusive and is incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of September 30, 2006, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

Entry Into a Material Definitive Agreement—Amendment to Credit Agreement

On December 12, 2006, the Company entered into Amendment No. 4 to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, (as so amended and supplemented, the “Credit Agreement”) (the Credit Agreement governs our Senior Credit Facilities, which are described in “Liquidity and Capital Resources” in MD&A), among Spectrum Brands, Inc., formerly known as Rayovac Corporation, a Wisconsin corporation, Varta Consumer Batteries GmbH & Co. KGaA, a German partnership limited by shares, Rayovac Europe Limited, a limited liability company, each lender from time to time party thereto (collectively, the “Senior Lenders”), Citicorp North America, Inc., as Syndication Agent, Merrill Lynch Capital Corporation, as Co-Documentation Agent and Managing Agent, LaSalle Bank National Association, as Co-Documentation Agent and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

Pursuant to Amendment No. 4 to the Credit Agreement, the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio associated with our Senior Credit Facilities for the fiscal quarters ending nearest December 31, 2006 and March 31, 2007, were, respectively, raised and lowered. Amendment No. 4 to the Credit Agreement raises the interest rate on all of our debt under our Senior Credit Facilities by 0.25% per annum until we prepay at least $500 million in principal amount of our term loans with proceeds from the sale of certain of our assets. Our ability to comply with future debt covenants beyond the first quarter of fiscal 2007, ending December 31, 2006, will depend on our ability to consummate the disposal of the above mentioned assets on favorable contractual terms. In connection with the amendment, we incurred approximately $1.3 million of fees which are being amortized over the remaining term of our Senior Credit Facilities.

The Fourth Amended and Restated Credit Agreement dated as of February 7, 2005 has been filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission (the “Commission”) on February 11, 2005. Amendment No. 1, dated as of April 29, 2005, to the Fourth Amended and Restated Credit Agreement has been filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Commission on May 5, 2005. Amendment No. 2, dated as of December 12, 2005, to the Fourth Amended and Restated Credit Agreement has been filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Commission on December 13, 2005. Amendment No. 3, dated as of May 9, 2005, to the Fourth Amended and Restated Credit Agreement has been filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the Commission on May 10, 2005.

The foregoing description of Amendment No. 4 to the Credit Agreement does not purport to be complete, and is qualified in its entirety by reference to the full text of such amendment, a copy of which is filed as Exhibit 10.12 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age and position with the Company of each of our executive officers and directors as of December 4, 2006:

Name	Age	Position
David A. Jones	57	Chairman of the Board and Chief Executive Officer
Kent J. Hussey	60	President and Chief Operating Officer and Director
Randall J. Steward	52	Executive Vice President and Chief Financial Officer
Kenneth V. Biller	58	President, Global Operations
Remy E. Burel	55	President, Europe/ROW
David R. Lumley	52	President, North America
Hartmut B. Junghahn	44	Executive Vice President, Latin America
John A. Heil	54	President, Global Pet
Thomas R. Shepherd	76	Lead Director
John D. Bowlin	56	Director
Charles A. Brizius	37	Director
William P. Carmichael	63	Director
John S. Lupo	60	Director
Scott A. Schoen	48	Director
Barbara S. Thomas	57	Director

Mr. Jones has served as Chairman of our Board of Directors (the “Board) and our Chief Executive Officer since September 1996. From September 1996 to April 1998, Mr. Jones also served as our President. Between February 1995 and March 1996, Mr. Jones was Chief Operating Officer, Chief Executive Officer and Chairman of the Board of Directors of Thermoscan, Inc., a manufacturer and marketer of infrared ear thermometers for consumer and professional use. From 1989 to September 1994, Mr. Jones served as President and Chief Executive Officer of The Regina Company, a manufacturer of vacuum cleaners and other floor care equipment. In addition, Mr. Jones serves as a director of Pentair, Inc. and Simmons Bedding Company. Mr. Jones has over 30 years of experience working in the consumer products industry.

Mr. Hussey has served as one of our directors since October 1996 and has served as our President and Chief Operating Officer since August 2002 and from April 1998 until November 2001. From December 2001 through July 2002, Mr. Hussey served as our President and Chief Financial Officer. From October 1996 until April 1998, Mr. Hussey served as our Executive Vice President of Finance and Administration and our Chief Financial Officer. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals, and from 1991 to 1994, Mr. Hussey served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation and various privately-held companies.

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

Mr. Biller was appointed President, Global Operations in February 2005. Prior to this appointment, Mr. Biller served as our Executive Vice President of Operations since October 1999, as our Senior Vice President of Operations from August 1998 to October 1999, as our Senior Vice President of Manufacturing/Supply Chain from January 1998 to August 1998, as our Senior Vice President and General Manager of Lighting Products & Industrial from 1996 to January 1998 and as our Vice President and General Manager of Lighting Products & Industrial from 1995 to 1996. Mr. Biller joined us in 1972 and has held numerous other positions with us, including Director of Technology/Battery Products and Vice President of Manufacturing.

Mr. Burel has served as our President, Europe/ROW since January 2004. From October 2002, upon our acquisition of substantially all of the consumer battery division of VARTA AG, until December 2003, Mr. Burel served as our Executive Vice President—Europe. Before the acquisition, Mr. Burel had been Chief Executive Officer of VARTA Gerätebatterie GmbH since January 2, 2000. From May 1990 to December 1999, Mr. Burel held positions of increasing responsibility at VARTA as International Marketing Manager, Geographical Area Manager (France, Spain and Portugal), Profit Center Manager (general purpose batteries) and Divisional Board Member. Mr. Burel started his career at Gillette/Braun and held a number of different positions in controlling and marketing in the United States, France and Germany from 1975 to 1988.

Mr. Lumley was appointed to the position of President, North America effective January 16, 2006. Mr. Lumley joined the Company from his position as President, Rubbermaid Home Products North America, which he held since January 2004. Prior to his position at Rubbermaid, Mr. Lumley had been president and Chief Executive Officer of EAS, a leading sports nutrition company, since 2001. His background includes more than 25 years experience in the consumer products industry, including having served as President of Brunswick Bicycles; President, OMC International; Senior Vice President, Sales and Marketing at Outboard Marine Corporation; and in a variety of leadership positions with Wilson Sporting Goods and other companies.

Mr. Junghahn has served as our Executive Vice President, Latin America since July 1, 2006. Mr. Junghahn joined Spectrum Brands in 2003 as Division Vice President Sales and Marketing. Mr. Junghahn’s prior business experience included key management roles within the Diageo and Swedish Match organizations throughout Europe and South America.

Mr. Heil was appointed our President, United Pet Group in April 2005, shortly after our acquisition of United in February 2005. As of October 1, 2005, in connection with the change in our reportable business segments, Mr. Heil became our President, Global Pet, in which position he continues to serve. He served as President and Chief Executive Officer of United Industries’ United Pet Group since June 2004, when United acquired United Pet Group. Mr. Heil joined United Pet Group as Chairman and CEO in June 2000. Prior to that time, Mr. Heil spent twenty-five years with the H.J. Heinz Company in various executive management positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet and Executive Vice President of StarKist Seafood. Mr. Heil also serves as a director of VCA Antech, Inc.

Mr. Shepherd has served as one of our directors since September 1996. Mr. Shepherd is Chairman of TSG Equity Partners, LLC, a private equity investment firm, and is also a director of various privately-held companies. From 1986 through 1998, Mr. Shepherd served as a Managing Director of Thomas H. Lee Company and from 1983 to 1986 was President of GTE (Sylvania) Lighting Products. Mr. Shepherd is our Lead Director and the Chairperson of our Compensation Committee.

Mr. Bowlin has served as one of our directors since May 2004. Mr. Bowlin served as President and Chief Executive Officer of Miller Brewing Company, a subsidiary of SABMiller plc, from 2002 to 2003. From 1985 to 2002, Mr. Bowlin served in a variety of senior executive positions at Philip Morris Companies, Inc., including Chief Executive Officer of Miller Brewing Company from 1999 to 2002; President and Chief Executive Officer of Kraft Foods International from 1996 to 1999; President and Chief Operating Officer of Kraft Foods North America from 1994 to 1996; President and Chief Operating Officer of Miller Brewing Company from 1993 to

1994; and President of Oscar Mayer Food Corporation from 1991 to 1993. From 1974 to 1991, he held positions of increasing responsibility at General Foods Corporation. Mr. Bowlin is a member of both our Audit Committee and Nominating and Corporate Governance Committee.

Mr. Brizius has served as one of our directors since February 2005. Mr. Brizius is a Managing Director of Thomas H. Lee Partners, L.P., joining the firm in 1993. From 1991 through 1993, Mr. Brizius was with Morgan Stanley & Co. Incorporated where he was a financial analyst in the bank’s Financial Institutions Group, Investment Banking Division. Mr. Brizius serves as a director of numerous public and private companies, including Ariel Holdings, Ltd., Houghton Mifflin Company and Frontline Management Companies, Inc.

Mr. Carmichael has served as one of our directors since August 2002. From 1999 to 2001, Mr. Carmichael served as Senior Managing Director of the Succession Fund, a company that provides strategic financial and tax consulting to closely held private companies. Mr. Carmichael also served as Senior Vice President of Sara Lee Corporation from 1991 to 1993, Vice President from 1985 to 1990 and Chief Financial Officer from 1987 to 1990 of Beatrice Foods Company, Vice President of E-II Holdings from 1987 to 1988 and Vice President of Esmark, Inc. from 1976 to 1984. Mr. Carmichael is a director of Cobra Electronics Corporation, The Finish Line, Inc. and Simmons Company and serves as Chairman and a Trustee of Columbia Funds Series Trust, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I, and Banc of America Funds Trust. Mr. Carmichael is chairperson of our Audit Committee and serves on the Compensation Committee.

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

Mr. Schoen has served as one of our directors since February 2005. He is Co-President of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1986, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of Simmons Company and is a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network. He is also a member of the Board of Advisors of the Yale School of Management and a member of the Yale Development Board.

Ms. Thomas has served as one of our directors since May 2002. Ms. Thomas most recently served as Interim Chief Executive Officer of The Ocean Spray Company from November 2002 to April 2003. Previously, Ms. Thomas was President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until July 2000. From 1993 to 1997, Ms. Thomas was employed by the Pillsbury Company, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, Ms. Thomas served as Senior Vice President of Marketing for Nabisco Brands, Inc. Ms. Thomas serves as a director of the Bank of Nova Scotia and a privately-held company. From 1997 to March 2004, Ms. Thomas served as a director of the Dial Corporation. Ms. Thomas is the Chairperson of our Nominating and Corporate Governance Committee and a member of our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2006, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except for the inadvertent late reporting by Mr. Neil Defeo, former director of the Company, of the forfeiture of his unvested, restricted common stock upon his resignation from service as a member of the Company’s Board of Directors.

Code of Ethics

We have adopted the Code of Ethics for Principal Executive Officer and Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” We intend to disclose substantive amendments to, and, if applicable, waivers of, this code of ethics on that website.

We have also adopted the Spectrum Brands, Inc. Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Spectrum Brands, Inc. Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that website.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the fiscal 2006, fiscal 2005 and fiscal 2004 compensation paid to our Chief Executive Officer and each of the other four most highly compensated executive officers serving as of September 30, 2006 (the “Named Executive Officers”).

Summary Compensation Table

			Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year		Salary($)	Bonus($)(1)		Other Annual Compensation($)		Restricted Stock Awards($)(2)		Securities Underlying Options(#)	All Other Compensation ($)
David A. Jones,	2006		$918,500	$2,200,000	(3)	$352,000	(4)	$4,650,000	(7)	—	$34,800	(10)
Chairman of the Board and	2005		918,500	938,000		272,000	(5)	5,830,000	(8)	—	20,700	(10)
Chief Executive Officer	2004		700,000	784,000		1,444,000	(6)	1,263,000	(9)	—	12,300	(10)

John A. Heil	2006		371,000	176,000		82,000	(11)	336,000	(17)	—	16,100	(10)
President—Global Pet Group	2005	(13)	226,000	—		116,500	(12)	1,966,500	(18)	—	11,600	(10)
	2004		—	—		—		—		—	—

Kent J. Hussey,	2006		525,000	0		241,000	(14)	735,000	(17)	—	30,400	(10)
President and Chief Operating Officer	2005		512,500	462,000		195,000	(15)	3,712,500	(18)	—	19,200	(10)
	2004		460,000	365,000		294,000	(16)	592,000	(9)	—	12,300	(10)

Remy E. Burel,	2006		476,000	0		6,500	(19)	360,000	(17)	—	0	(10)
President—Europe/Rest of World	2005		477,000	358,000		29,000	(20)	2,345,500	(18)	—	0	(10)
	2004		418,000	296,000		8,000	(21)	335,000	(9)	—	0	(10)

Kenneth V. Biller	2006		$450,000	0		221,000	(22)	541,000	(17)	—	25,800	(10)
Executive Vice President	2005		412,500	281,000		136,500	(23)	2,643,000	(18)	—	17,500	(10)
of Operations	2004		344,000	243,000		148,000	(24)	335,000	(9)	—	12,300	(10)

(1)	Bonus payouts based on preceding fiscal year results. See footnote 3 concerning certain bonus payments made to Mr. Jones pursuant to an employment agreement.
(2)	We may, at the discretion of the Board of Directors, pay or defer dividends on our restricted stock awards, if declared with respect to our stock, until the expiration of restrictions.
(3)	Mr. Jones was paid a $2,200,000 retention bonus on October 1, 2005 pursuant to the terms of his employment agreement in effect as of immediately prior to the amendment to his employment agreement dated October 1, 2005.
(4)	Includes approximately $21,000 for use of a company-owned automobile, $76,000 related to personal use of Company aircraft, $10,000 pursuant to a Medical Executive Reimbursement Plan, $39,000 for financial planning services and $206,000 related to a supplemental executive retirement program.
(5)	Includes approximately $37,000 for use of a company-owned automobile, $44,500 related to personal use of Company aircraft and $191,000 related to a supplemental executive retirement program.
(6)	Includes approximately $993,000 related to the waiver of a right to purchase a residence from the Company.
(7)	Represents the value of the restricted stock on the date of grant (October 3, 2005). An aggregate of 199,444 shares was granted on such date pursuant to the terms of Mr. Jones’s employment agreement then in effect, and the aggregate value of such shares at September 30, 2006 was $1,683,307. The restrictions on 16,084 of such shares lapsed on October 1, 2006. The restrictions on 82,351 of such shares lapse on September 30, 2008 and 20,588 of such shares lapse on September 30, 2009. The restrictions on 16,084 of such shares are scheduled to lapse on each of October 1, 2007 and October 1, 2008.

The restrictions on 48,253 of the shares granted on October 3, 2005 are subject to the achievement by the Company of certain performance goals in each of 2006, 2007 and 2008. The restrictions on 16,084 of such shares were scheduled to lapse on October 1, 2006, however the applicable performance goals for 2006 were not attained and the restrictions did not lapse. The restrictions on the 16,084 restricted shares that were scheduled to lapse on October 1, 2006 were converted to time-based restrictions and will lapse on October 1, 2007. The restrictions on the other 32,168 restricted shares, assuming the performance goals are met, are scheduled to lapse, as to 16,084 shares, on each of October 1, 2007 and October 1, 2008. If the specified performance goals are not met in a subsequent fiscal year, the restrictions with respect to such performance based-restricted stock shall lapse the following year.

(8)	Represents the value of the restricted stock on the date of grant (October 1, 2004). An aggregate of 223,539 shares was granted on such date pursuant to the terms of Mr. Jones’s employment agreement then in effect, and the aggregate value of such shares at September 30, 2006 was $1,886,669. The restrictions on 8,598 of such shares lapsed on each of December 1, 2005 and December 1, 2006. The restrictions on 8,597 of such shares are scheduled to lapse on December 1, 2007. The restrictions on 137,562 of such shares are scheduled to lapse on September 30, 2008 and the restrictions on 34,391 of such shares are scheduled to lapse on September 30, 2009.

The lapse of the restrictions on 25,793 of such shares were made subject to the achievement by the Company of certain performance goals in 2005, 2006, and 2007. The applicable performance goals were not met for 2005 and the restrictions on 8,597 shares that were scheduled to lapse on December 1, 2005 did not lapse. The restrictions on those shares were converted to time-based restrictions and lapsed on December 1, 2006. The applicable performance goals were not met for 2006 and the restrictions on 8,597 shares that were scheduled to lapse on December 1, 2006 did not lapse. The restrictions on those shares were converted to time-based restrictions and will lapse on December 1, 2007. The restrictions on the final 8,597 of such shares are scheduled to lapse on December 1, 2007, assuming that the performance goals for 2007 are met. If the specified performance goals are not met in 2007, the restrictions with respect to such performance based-restricted stock shall lapse in 2008.

(9)	Represents the value of the restricted stock on the date of grant (October 10, 2003). The aggregate number of shares of restricted stock awarded on October 1, 2003 and the aggregate value at September 30, 2006 is as follows: Mr. Jones—83,904 shares, $708,150; Mr. Hussey—39,384 shares, $332,401; Mr. Biller—22,260 shares, $187,874; and Mr. Burel—22,260 shares, $187,874. With respect to the restricted stock grants of Messrs. Jones, Hussey, Biller, and Burel, fifty percent of each restricted stock grant is subject to time-based restrictions and the other fifty percent is subject to performance-based restrictions. Restrictions on one-third of the time-based restricted stock lapsed on each of October 1, 2004, October 1, 2005 and October 1, 2006. The restrictions on the performance-based shares were made subject to the achievement of certain company performance goals in 2004, 2005 and 2006. The restrictions on one-third of the performance-based restricted stock grants lapsed on November 10, 2004. The applicable performance goals were not met for 2005 and the restrictions on the one-third of the shares that were scheduled to lapse on October 1, 2005 did not lapse. The restrictions on those shares will no longer be subject to the attainment of performance goals and lapsed on October 1, 2006. The applicable performance goals were not met for 2006 and the restrictions on the one-third of the shares that were scheduled to lapse on October 1, 2006 did not lapse. The restrictions on those shares were converted to time-based restrictions and will lapse on October 1, 2007.
(10)	Includes approximately: (a) for Mr. Jones, $21,600 and $8,100 for payments of annual term life insurance premiums in Fiscal 2006 and 2005, respectively and $13,200, $12,600 and $12,300 in Company matching contributions to the Mr. Jones’ account under the Company’s 401(k) Retirement Savings Plan, in Fiscal 2006, 2005 and 2004, respectively; (b) for Mr. Heil, $6,700 and $2,500 for payments of annual term life insurance premiums in Fiscal 2006 and Fiscal 2005, respectively and $9,400 and $9,100 in Company matching contributions to Mr. Heil’s account under the United Pet Group Profit Sharing Plan, in Fiscal 2006 and 2005, respectively; (c) for Mr. Hussey, $17,200 and $6,600 for payments of annual term life insurance premiums in Fiscal 2006 and 2005, respectively and $13,200, $12,600 and $12,300 in Company matching contributions to the Mr. Hussey’s account under the Company’s 401(k) Retirement Savings Plan, in Fiscal 2006, 2005 and 2004, respectively; and (d) for Mr. Biller, $12,600 and $4,900 for payments of annual term life insurance premiums in Fiscal 2006 and 2005, respectively and $13,200, $12,600 and $12,300 in Company matching contributions to Mr. Biller’s account under the Company’s 401(k) Retirement Savings Plan, in Fiscal 2006, 2005 and 2004, respectively.

Mr. Burel participates in a defined benefit pension plan. Information pertaining to Mr. Burel’s benefits under the pension plan are found below under “Pension Plan.”

In 2005, the company implemented a Split-Dollar Executive Life Insurance Program for all U.S.-based executive officers. The Company provides, at no cost to the executive, a term life insurance benefit equal to three times an executive’s base salary. Following termination, the executive can continue the policy at their own cost.

In prior years, we have reported the amount realized on the exercise of stock options during a fiscal year by our Named Executive Officers in this Summary Compensation Table in the column labeled “All Other Compensation.” This information is presented in the table entitled “Aggregate Option Exercises in Fiscal 2006 and Fiscal Year-End Option Values” of this Annual Report on Form 10-K. To eliminate any confusion on the part of the reader we have removed information relating to amounts realized on the exercise of options by our Named Executive Officers from this table.

(11)	Includes approximately $18,000 for use of a company-owned automobile and approximately $64,000 related to a supplemental executive retirement program described below.
(12)	Includes approximately $14,000 for use of a company-owned automobile and approximately $102,500 related to a supplemental executive retirement program described below.
(13)	Mr. Heil began his employment with the Company on February 7, 2005 as a result of the United acquisition. Salary for Mr. Heil for fiscal 2005 is prorated based on his 2005 annual salary of $350,000.
(14)	Includes approximately $23,000 for use of a company-owned automobile, $27,000 related to personal use of Company aircraft, $10,000 pursuant to a Medical Executive Reimbursement Plan, $20,000 for financial planning services, $36,000 for housing costs incurred due to relocation to the Atlanta area and $124,000 related to a supplemental executive retirement program described below.
(15)	Includes approximately $24,000 for use of a company-owned automobile, $20,000 related to the use of Company aircraft, $36,000 for housing costs incurred due to relocation to the Atlanta area and $115,000 related to a supplemental executive retirement program described below.
(16)	Includes approximately $78,000 related to relocation and approximately $167,000 related to a supplemental executive retirement program described below.
(17)	Represents the value of the restricted stock on the date of grant (February 1, 2006). The aggregate number of shares of restricted stock awarded on February 1, 2006 and the aggregate value at September 30, 2006 was as follows: Mr. Heil—18,000 shares, $151,920; Mr. Hussey—39,400 shares, $332,536; Mr. Biller—29,000 shares, $244,760; and Mr. Burel—19,300 shares, $162,892. With respect to the restricted stock grants of Messrs. Heil, Hussey, Biller and Burel, fifty percent of each restricted stock grant is subject to time-based restrictions and the other fifty percent is subject to performance-based restrictions. Restrictions on one-fourth of the time-based restricted stock lapsed on December 1, 2006 and one-fourth of the restrictions are scheduled to lapse on each of December 1, 2007, December 1, 2008 and December 1, 2009. The restrictions on the performance based-restricted stock will lapse assuming certain performance goals are met or exceeded by the Company in the corresponding fiscal year. The restrictions on one-fourth of the performance based-restricted stock were scheduled to lapse on December 1, 2006, however the corresponding performance goals for 2006 were not met by the Company. The restrictions on those shares were converted to time-based restrictions and will lapse on December 1, 2007. The restrictions on one-fourth of the performance based-restricted stock, assuming corresponding performance goals are met, are scheduled to lapse on each of December 1, 2007, December 1, 2008 and December 1, 2009.
(18)	Represents the value of the restricted stock on (a) October 1, 2004, the date of grant of the shares granted pursuant to the respective employment agreements in effect at such time, and on (b) April 1, 2005, the date of grant of the shares granted based on participation in our equity-based compensation plans and on grants under superior achievement award agreements (the “Superior Achievement Award Agreements”).

The aggregate number of shares of restricted stock awarded on October 1, 2004 pursuant to their respective employment agreements in effect at such time and the aggregate value of such shares at September 30, 2006 was as follows: Mr. Hussey—23,882, $201,564; and each of Messrs. Biller and Burel—14,328, $120,928. Fifty percent of each restricted stock grant made pursuant to the respective employment agreements is subject to time-based restrictions and the other fifty percent is subject to performance-based restrictions. The restrictions on 3,980 of Mr. Hussey’s shares and 2,388 of each of Messrs. Biller’s and Burel’s shares lapsed on each of December 1, 2005 and December 1, 2006 and 3,980 of Mr. Hussey’s shares and 2,388 of each of Messrs. Biller’s and Burel’s shares are scheduled to lapse on December 1, 2007.

The lapse of restrictions on 11,941 of Mr. Hussey’s shares and on 7,164 of each of Messrs. Biller’s and Burel’s shares is subject to the achievement of certain performance goals. The restrictions on 3,980 of Mr. Hussey’s shares and 4,776 of each of Messrs. Biller’s and Burel’s shares were scheduled to lapse on December 1, 2005, however the corresponding performance goals for 2005 were not met by the Company. The restrictions on those shares were converted to time-based restrictions and lapsed on December 1, 2006. The restrictions on 3,980 of Mr. Hussey’s shares and 4,776 of each of Messrs. Biller’s and Burel’s shares were scheduled to lapse on December 1, 2006, however the corresponding performance goals for 2006 were not met by the Company. The restrictions on those shares were converted to time-based restrictions and will lapse on December 1, 2007. The restrictions on the remaining 3,980 of Mr. Hussey’s shares and 4,776 of each of Messrs. Biller’s and Burel’s shares, assuming the corresponding performance goals are met, are scheduled to lapse on December 1, 2007.

The aggregate number of shares of restricted stock awarded on April 1, 2005 based on participation in our equity-based compensation plans and the aggregate value at September 30, 2006 was as follows: Mr. Heil—25,000 shares, $211,000; Mr. Hussey—40,000 shares, $337,600; Mr. Biller—25,000 shares, $211,000; and Mr. Burel—25,000 shares, $211,000. With respect to the shares received by Messrs. Hussey and Biller, the restrictions on 50% of the shares lapsed on October 1, 2006 and 50% are scheduled to lapse on October 1, 2007. With respect to the shares received by Messrs. Heil and Burel, the restrictions on all shares are scheduled to lapse on October 1, 2008.

The aggregate number of shares of restricted stock awarded on April 1, 2005 based on grants under Superior Achievement Award Agreements and the aggregate value at September 30, 2006 was as follows: Mr. Heil— 21,722 shares, $183,334; Mr. Hussey—35,638 shares, $300,785; Mr. Biller—30,547 shares, $257,817; and Mr. Burel—23,274 shares, $196,433. The restrictions on all shares granted under Superior Achievement Award Agreements lapse on February 7, 2008 if we achieve certain performance goals.

(19)	Includes approximately $6,000 for use of a company-owned automobile.
(20)	Includes approximately $21,000 relating to personal travel and $8,000 for use of a company-owned automobile.
(21)	Includes approximately $7,000 for use of a company-owned automobile.
(22)	Includes approximately $30,500 for use of a company-owned automobile, $9,000 in compensation relating to accrued, unused vacation time, $74,000 related to personal use of Company aircraft, $7,000 for financial planning services and $101,500 related to a supplemental executive retirement program described below.
(23)	Includes approximately $7,000 in compensation relating to accrued, unused vacation time, $19,000 for use of a company-owned automobile, $16,500 related to personal use of Company aircraft and $94,000 related to a supplemental executive retirement program described below.
(24)	Includes approximately $124,000 related to a supplemental executive retirement program described below and $24,000 for use of a company-owned automobile.

There were no grants of options or stock appreciation rights during fiscal 2006 to the Named Executive Officers.

The following table sets forth information concerning options to purchase Common Stock held by the Named Executive Officers.

Aggregated Option Exercises In Fiscal 2006 And Fiscal Year-End Option Values

Name	Shares Acquired on Exercise	Value Realized $	Number of Securities Underlying Unexercised Options at Fiscal Year End (#) (Exercisable/Unexercisable)	Value of Unexercised In-the-money Options at Fiscal Year End ($)(1) (Exercisable/Unexercisable)
David A. Jones	0	$0	519,445/29,750	$604,240/$0
John A. Heil	0	$0	0/0	$0/$0
Kent J. Hussey	0	$0	220,006/12,750	$0/$0
Kenneth V. Biller	0	$0	88,213/8,500	$0/$0
Remy E. Burel	0	$0	8,500/8,500	$0/$0

(1)	These values are calculated using the $8.44 per share closing price of the Common Stock as quoted on the NYSE on September 29, 2006, the last trading day of the Company’s fiscal year.

Supplemental Executive Retirement Plan

We provide a supplemental executive retirement plan for eligible employees. The Board of Directors determines which employees are eligible to participate in the plan. Currently, only certain executive officers participate in the plan. Pursuant to the plan, we establish an account for each plan participant. Each October 1, we credit the account of each participant by an amount equal to 15% of the participant’s base salary. In addition, each calendar quarter we credit each account by an amount equal to 2% of the participant’s account value as of the first day of the plan year containing such calendar quarter. Each participant vests 20% per year in his account after becoming a participant in the plan, with immediate full vesting occurring upon death, disability or a change in control of the Company.

Pension Plan

Mr. Burel participates in a defined benefit pension plan through Rayovac Europe GmbH. Pursuant to the plan, Mr Burel is eligible to receive a fixed annual retirement payment. The payment has both a fixed component and a variable component that is calculated based on the number of years of service Mr. Burel provides to the Company. Mr. Burel’s maximum benefit at retirement is approximately $40,300 per year (the “Maximum Amount”).

Pursuant to Mr. Burel’s agreement, he is entitled to a base benefit of 30% of the Maximum Amount. Mr. Burel’s benefit increases based on the number of years of service that he provides. The percentage of the Maximum Amount that Mr. Burel is entitled to received at retirement, above the base amount of 30%, is increased by (i) 5% for each completed year of service beginning with his sixth and continuing until his tenth year of service, (ii) 2.5% for each completed year of service beginning with his eleventh and continuing until his twentieth year of service and (iii) 2% for each completed year of service beginning with his twenty-first and continuing until his thirtieth year of service (or until his retirement benefit is equal to 100% of the Maximum Amount). The normal retirement age for Mr. Burel’s under the plan is 65.

Based on this formula, Mr. Burel is presently entitled to receive a benefit equal to 82% of the Maximum Amount or approximately, $33,100 upon his retirement. At the normal retirement age, Mr. Burel would be entitled to a retirement benefit equal to 100% of the Maximum Amount or, $40,300.

Director Compensation

For fiscal 2007, each of Messrs. Brizius, Schoen, Bowlin, and Lupo shall be paid an annual retainer of $40,000 (four equal installments of $10,000) for their service as directors, Ms. Thomas shall be paid an annual retainer of $45,000 (four equal installments of $11,250) for her service as a director and as Chairperson of the Nominating and Corporate Governance Committee, Mr. Carmichael shall be paid an annual retainer of $50,000 (four equal installments of $12,500) for his service as a director and as Chairman of the Audit Committee, and Mr. Shepherd shall be paid an annual retainer of $55,000 (four equal installments of $13,750) for his service as Chairman of the Compensation Committee and Lead Director. Each director shall also receive $1,500 for each meeting of the Board of Directors that they attend ($750 if participating telephonically) and $1,500 (or $2,500 in the case of committee chairs) for each meeting of a committee of the Board of Directors that they attend ($750 or $1,250, respectively, if participating telephonically). Messrs. Brizius and Schoen serve as members of the Board of Directors on behalf of Thomas H. Lee Partners, L.P. and compensation due Messrs. Brizius and Schoen is paid to Thomas H. Lee Partners L.P. Further, each of Messrs. Bowlin, Brizius, Carmichael, Lupo, Schoen and Ms. Thomas were granted 6,833 shares of restricted stock and Mr. Shepherd was granted 8,297 shares of restricted stock on October 16, 2006. The restrictions on such shares lapse in equal annual installments over a three-year period.

For fiscal 2006, each of Messrs. Bowlin, Carmichael, Shepherd, Brizius, Schoen and Lupo and Ms. Thomas received $10,000 per quarter for their service as directors, Mr. Carmichael received an additional $1,250 per quarter for his service as Chairman of the Audit Committee, Ms. Thomas received an additional $1,250 per quarter for her service as Chairperson of the Nominating and Corporate Governance Committee, and Mr. Shepherd received an additional $2,500 per quarter for his service as Presiding Director. Each director also received $1,500 for each meeting of the Board of Directors that they attended ($750 if they participated telephonically) and $1,500 (or $2,500 in the case of committee chairs) for each meeting of a committee of the Board of Directors that they attended ($750 or $1,250, respectively, if they participated telephonically). Mr. Bowlin received $61,750, Mr. Carmichael received $74,250, Mr. DeFeo received $11,500 (Mr. DeFeo resigned from the Board effective December 31, 2005 and was compensated for one Board meeting only), Mr. Lupo received $60,250, Mr. Brizius received $48,250, Mr. Schoen received $46,760, Mr. Shepherd received $73,250 and Ms. Thomas received $70,750 for their service as our directors and for attending meetings of our Board of Directors and committees in fiscal 2006.

Directors who are also our employees receive no compensation for serving on the Board of Directors, but are reimbursed for their out-of-pocket expenses in attending meetings of the Board of Directors.

Employment Agreements

We entered into amended and restated employment agreements with each of Kent J. Hussey and Kenneth V. Biller effective as of April 1, 2005 and with David A. Jones effective as of October 1, 2005. We entered into an employment agreement with John A. Heil effective as of April 1, 2005. One of our German subsidiaries entered into an amended and restated employment agreement with Remy E. Burel effective as of April 1, 2005, which agreement was further amended on June 30, 2005.

The agreements with Messrs. Heil, Hussey and Biller expire on September 30, 2008 and the agreement with Mr. Jones expires on September 30, 2009. Mr. Burel’s agreement has no specified term, but either party may terminate the agreement at any time upon providing six months’ notice. Each of these agreements provides that the executive officer has the right to resign and terminate his respective agreement at any time upon at least 60 days’ notice (six months’ notice in the case of Mr. Burel). Upon such resignation, the Company must pay any unpaid base salary through the date of termination to the resigning executive officer. Mr. Jones has the option to relinquish the Chief Executive Officer position on October 1, 2008 and remain as an employee through September 30, 2009, subject to a reduction in his salary and bonus.

The agreements with Messrs. Heil, Hussey and Biller provide generally that upon our termination of the executive officer’s employment without cause or for death or disability, we will pay to the terminated executive officer, or such executive officer’s estate, two times the executive officer’s base salary and annual bonus, to be paid out over the following 24 months. Mr. Burel is entitled to three times his base salary and annual bonus, to be paid out over the 36 months following such termination. The agreements with Messrs. Heil, Hussey and Biller also provide that if the executive officer resigns upon the occurrence of specified circumstances that would constitute a “constructive termination” or in the case of Mr. Heil “good reason” (as defined therein), the executive officer’s resignation shall be treated as a termination by us without cause and entitle the executive to the payments specified above.

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

Mr. Jones’ employment agreement provides that if his employment is terminated by the Company without cause he will receive the following: (i) his base salary; (ii) his annual bonus, in an amount equal to the bonus paid in the full fiscal year immediately prior to his termination, shall continue to be paid until the first to occur of the remaining period of the term, twenty-four (24) months following his termination, or his breach of certain provisions of the agreement; (iii) his additional salary of $18,500; and (iv) certain other additional benefits and post-retirement benefits until the first to occur of the remaining period of the term, twenty-four (24) months following his termination, or his breach of certain provisions of the agreement

The agreements with Messrs. Jones, Hussey and Biller provide each executive with the option to elect to terminate his employment within a certain number of days following a “change in control” of the Company (as defined in each of their respective agreements). If either Messrs. Jones, Hussey or Biller elect to terminate their employment within the specified period following a “change in control,” their termination will be deemed to be a termination by the Company without cause and they will receive their respective payments as described above.

Under each agreement, we have the right to terminate the executive officer’s employment for “cause” (as defined therein), in which event we shall be obligated to pay to the terminated executive officer any unpaid base salary accrued through the date of termination. Under each agreement, each executive has the right to terminate his employment upon providing us with sixty (60) days (or six (6) months in the case of Mr. Burel) written notice. A voluntary termination by the executive is treated by each employment agreement as a termination by the Company for “cause” (except for Messrs. Jones, Hussey and Biller following a change in control, Messrs. Jones and Hussey in the case of a constructive termination or Mr. Burel following a voluntary termination for good reason, each as described above) and entitles the executive to the payments stated earlier in this paragraph. Each agreement also provides that, during the term of the agreement or the period of time served as an employee or director, and for one year thereafter, the executive officer shall not provide services of the same or similar kind that he provides to us, have a significant financial interest in any of our competitors, or solicit any of our customers or employees.

Under their respective agreements, beginning April 1, 2005, Mr. Heil became entitled to a base salary of $350,000, Mr. Hussey became entitled to a base salary of $525,000 per annum, Mr. Biller became entitled to a base salary of $450,000 per annum and Mr. Burel became entitled to a base salary of Euro 375,000 and, beginning October 1, 2005, Mr. Jones became entitled to a base salary of $900,000 plus additional salary of $18,500 for miscellaneous expenses. Our Board of Directors will review these base salaries from time to time and may increase them in its discretion. Each executive officer also is entitled to an annual bonus based upon our achieving certain annual performance goals established by the Board of Directors.

Pursuant to their agreements, Messrs. Jones, Heil, Hussey, Biller and Burel are entitled to participate in the Company’s equity-based compensation plans. Messrs. Heil, Hussey, Biller and Burel received restricted stock grants under our 2004 Incentive Plan (the “2004 Plan”) which are described in the Summary Compensation table.

The restrictions lapse on all grants in the event of a change in control, as defined in the Plan. Upon the termination of a recipient’s employment with us for any reason, such recipient shall forfeit to us all shares for which restrictions have not lapsed as of the date of such termination. (For additional, updated information about restricted stock awards made to the Named Executive Offices and related vesting periods, please see the Summary Compensation Table and corresponding footnotes above).

Mr. Jones was awarded, on October 1, 2006 and will be awarded on October 1, 2007 and October 1, 2008, shares of Common Stock with a Fair Market Value, as defined in the 2004 plan, equal to the greater of $2,225,000 or 225% of his base salary then in effect. Fifty percent of the shares granted or scheduled to be granted on each of these days are subject to time-based restrictions which lapse in equal installments over a three year period and fifty percent are subject to lapse in equal installments over a three year period if certain performance objectives are met. Messrs. Heil, Hussey, Biller and Burel were awarded in fiscal 2006, and will be awarded in fiscal 2007 (or, in the case of Mr. Burel, each succeeding fiscal year for as long as his agreement remains in effect), shares of Common Stock with a Fair Market Value equal to 150%, 125%, 125% and 100%, respectively, of their base salaries then in effect, subject to certain vesting requirements. Fifty percent of the shares granted or scheduled to be granted on each of these days are subject to time-based restrictions which lapse in equal installments over a three year period and fifty percent are subject to lapse in equal installments over a three year period if certain performance objectives are met. Restrictions lapse on all grants in the event of a change in control, as defined in the 2004 Plan. Upon the termination of a recipient’s employment with us for any reason, such recipient shall forfeit to us all shares for which restrictions have not lapsed as of the date of such termination.

Mr. Jones was paid a $2,200,000 retention bonus on October 1, 2005 pursuant to the terms of his employment agreement as in effect immediately prior to the October 1, 2005 amendments to his employment agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding beneficial ownership of our Common Stock as of December 4, 2006, by:

•	each person who is known by us to beneficially own more than 5% of the outstanding shares of our Common Stock (each, a “5% Shareholder”);

•	our Chief Executive Officer and each of the other four most highly compensated executive officers serving as of September 30, 2006;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Shareholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 52,474,049 shares of Common Stock issued and outstanding as of the close of business on December 4, 2006. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 4, 2006, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands, Inc., 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328.

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options (1)		Percent
THL Parties c/o Thomas H. Lee Partners, LP 100 Federal Street, 35th Floor Boston, MA 02110	12,760,584	(2)	5,000	(2)	24.33%
Ameriprise Financial Inc. General Counsel’s Office 50591 Ameriprise Financial Center Minneapolis, MN 55474	6,613,405	(3)	0		12.60%
Tremblant Capital Group 712 Fifth Avenue New York, NY 10019	4,402,809	(4)	0		9.31%
Wachovia Corporation One Wachovia Center Charlotte, NC 28288-0317	3,753,051	(5)	0		7.15%
Adage Capital Partners 200 Clarendon Street 52nd Floor Boston, MA 02116	2,985,800	(6)	0		5.69%
David A. Jones	912,289	(7)	519,445		2.73%
Kent J. Hussey	353,909	(8)	220,006		1.09%
John A. Heil	155,386	(9)			*
Kenneth V. Biller	240,605	(10)	88,213		*
Remy E. Burel	171,937	(11)	8,500		*
John D. Bowlin	21,129	(12)	0		*
Charles A. Brizius	12,760,584	(2)(13)	5,000	(2)	24.33%
William P. Carmichael	17,129	(12)	10,000		*
John S. Lupo	14,269	(12)	10,000		*
Scott A. Schoen	12,760,584	(2)(14)	5,000	(2)	24.33%
Thomas R. Shepherd	18,544	(15)	5,000	(2)	*
Barbara S. Thomas	12,129	(12)	10,000		*
All directors and executive officers of the Company as a group (15 persons)	15,015,577	(16)	1,096,611	(17)	30.71%

*	Indicates less than 1% of the total number of outstanding shares of our Common Stock.
(1)	Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of December 4, 2006.
(2)	Based in part on information set forth in a Schedule 13D that was filed with the SEC on February 17, 2005 (“Schedule 13D”).

The THL Parties may be deemed to beneficially own 12,765,584 shares of Common Stock pursuant to Securities Exchange Act Rule 13d-3 and 13d-5(b). The aggregate number of shares beneficially owned by the THL Parties is comprised of (A) 10,593,305 shares directly held by Thomas H. Lee Equity Fund IV, L.P. (“Equity Fund”), (B) 366,192 shares directly held by Thomas H. Lee Foreign Fund IV, L.P. (“Foreign Fund”), (C) 1,031,186 shares directly held by Thomas H. Lee Foreign Fund IV-B, L.P. (“Foreign Fund B”), (D) 2,785 shares directly held by Thomas H. Lee Investors Limited Partnership (“THL Investors”), (E) 68,881 shares directly held by Thomas H. Lee Charitable Investment L.P. (“Charitable Investment”), (F) 6,006 shares directly held by THL Equity Advisors IV, LLC and (G) 670,266 shares directly held by (i) the following managing directors of Thomas H. Lee Advisors, LLC: David V. Harkins; Scott A. Schoen; Scott M. Sperling; Anthony J. DiNovi; Thomas M. Hagerty; Seth W. Lawry; Kent R. Weldon; Todd M. Abbrecht; Charles A. Brizius; Scott Jaeckel; and Soren Oberg, and (ii) the following other parties that are not affiliates of Thomas H. Lee Partners, L.P., but who acquired his/her shares of Common Stock as part of a coinvestment with the other THL Parties: the 1997 Thomas H. Lee Nominee Trust; the 1995 Harkins Gift Trust; the Smith Family Limited Partnership; the Robert Schiff Lee 1988 Irrevocable Trust; Stephen Zachary Lee; Charles W. Robins as Custodian for Jesse Lee; C. Hunter Boll; Warren C. Smith, Jr.; Terence M. Mullen; Thomas R. Shepherd; Wendy L. Masler; Andrew D. Flaster; Charles W. Robins and James Westra ((i) and (ii) are together referred to herein as the “Related Holders”) (the Equity Fund, Foreign Fund, Foreign Fund B, THL Investors, Charitable Investment and the Related Holders are collectively referred to herein as the “THL Parties”). The aggregate number of beneficially owned shares may also be deemed to include 5,000 shares subject to options held by Mr. Shepherd that were exercisable within 60 days of December 4, 2006.

Except to the extent of a pecuniary interest therein, each of the persons and entities comprising the THL Parties expressly disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties, except: (a) THL Equity Advisors IV LLC does not disclaim beneficial ownership of shares held by Equity Fund, Foreign Fund or Foreign Fund B; (b) Management Corp. (as defined below) does not disclaim beneficial ownership of shares held by THL Investors; and (c) Thomas H. Lee, an individual U.S. citizen, does not disclaim beneficial ownership of shares held by the 1997 Thomas H. Lee Nominee Trust.

The THL Parties by virtue of certain relationships, may constitute a “group” within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934, as amended. As a member of a group, each person and entity of the group may be deemed to beneficially own the shares of Common Stock beneficially owned by the entire group.

Thomas H. Lee Advisors, LLC, is the general partner of Thomas H. Lee Partners, L.P., which is, in turn, the sole member of THL Equity Advisors IV, LLC, which is the general partner of each of Equity Fund, Foreign Fund and Foreign Fund B. THL Equity Advisors IV, LLC, as sole general partner of Equity Fund, Foreign Fund and Foreign Fund B (collectively, the “Advisors Funds”), may be deemed to share voting and dispositive power with respect to 11,990,683 shares beneficially owned by the Advisors Funds. The managing directors of Thomas H. Lee Advisors, LLC also own membership interests in Thomas H. Lee Advisors, LLC. The managing directors of Thomas H. Lee Advisors, LLC share voting and investment control over securities held by the Advisors Funds and may be deemed to share beneficial ownership with respect to the 11,990,683 shares held by the Advisors Funds.

THL Investment Management Corp. (“Management Corp.”) is the sole general partner of THL Investors. Seth W. Lawry, Kent R. Weldon, David V. Harkins, Scott A. Schoen, Scott M. Sperling, Anthony J. DiNovi and Thomas M. Hagerty are officers of Management Corp. The officers of Management Corp. exercise voting and investment control over the shares of Company stock held by THL Investors and may be deemed to beneficially own the shares of Company stock held by THL Investors.

Each of the Related Holders has obtained beneficial ownership of less than 1% of the outstanding shares. Each of the Related Holders has sole voting and sole dispositive power with respect to such shares beneficially owned by it, except for the 1997 Thomas H. Lee Nominee Trust, the 1995 Harkins Gift Trust, the Smith Family Limited Partnership, the Robert Schiff Lee 1988 Irrevocable Trust and Charles W. Robins as Custodian for Jesse Lee.

Thomas H. Lee, an individual, may be deemed to share voting and dispositive power with respect to the shares beneficially held by the 1997 Thomas H. Lee Nominee Trust. Mr. Lee does not disclaim beneficial ownership of such shares.

David V. Harkins may be deemed to share voting and dispositive power over shares held by The 1995 Harkins Gift Trust. Charles W. Robins may be deemed to share voting and dispositive power over shares held by him as Custodian for Jesse Lee and shares held by the Robert Schiff Lee 1988 Irrevocable Trust. Warren C. Smith, Jr. may be deemed to share voting and dispositive power over shares held by the Smith Family Limited Partnership. Except to the extent of his pecuniary interest therein, Mr. Harkins, Mr. Robins, Mr. Smith and Mr. Lee each, respectively, disclaims beneficial ownership of such shares. Thomas H. Lee, an individual, may be deemed to share voting and dispositive power over shares held by Charitable Investment.

This amount also reflects a grant of 13,666 shares of restricted stock to Thomas H. Lee Advisors, LLC reported on a Form 4s filed with the SEC on October 18, 2006. These shares are presently held by THL Equity Advisors IV, LLC. THL Equity Advisors IV, LLC is the direct owner of these additional shares and a member of the THL Parties reporting group. As such, each member of the group may be deemed to beneficially own these shares of Common Stock.

This amount also reflects grants of 3,646 and 8,297 shares of restricted stock granted to Mr. Shepherd as reported on Form 4s filed with the SEC on October 5, 2005 and October 18, 2006, respectively. Mr. Shepherd is the direct owner of these additional shares and a member the THL Parties reporting group. As such, each member of the group may be deemed to beneficially own these additional shares of Common Stock.

(3)	Ameriprise Financial, Inc. has shared voting power with respect to 17,642 shares and shares dispositive power with respect to 6,613,405 shares. Information is based on a Schedule 13G filed by Ameriprise Financial, Inc. with the SEC on February 14, 2006.
(4)	Tremblant Capital Group has sole voting power and sole dispositive power over these shares. Information is based on a Schedule 13G filed by Tremblant Capital Group with the SEC on February 14, 2006.
(5)	Wachovia Corporation has sole voting power with respect to 3,688,848 shares, sole dispositive power with respect to 3,730,353 shares and shares dispositive power with respect to 1,540 shares. Information is based on a Schedule 13G filed by Wachovia Corporation with the SEC on February 13, 2006.
(6)	Based on information set forth in a Schedule 13D that was filed with the SEC on November 21, 2006 on behalf of Adage Capital Partners, L.P., (“ACP”), Adage Capital Partners GP, L.L.C., (“ACPGP”), as general partner of ACP with respect to the shares of Common Stock directly owned by ACP, Adage Capital Advisors, L.L.C., (“ACA”), as managing member of ACPGP and general partner of ACP, with respect to the shares of Common Stock directly owned by ACP, Phillip Gross as managing member of ACA, managing member of ACPGP and general partner of ACP with respect to the shares of Common Stock directly owned by ACP, and Robert Atchinson,, as managing member of ACA, managing member of ACPGP and general partner of ACP with respect to the shares of Common Stock directly owned by ACP (collectively the “Adage Reporting Group”). The Adage Reporting Group beneficially owns 2,985,800 shares of Common Stock.

ACP has the power to dispose of and the power to vote the shares of Common Stock beneficially owned by it, which power may be exercised by its general partner, ACPGP. ACA, as managing member of ACPGP, directs ACPGP’s operations. Neither ACPGP nor ACA own directly any shares of Common Stock. By reason of the provisions of Rule 13d-3 of the Securities Exchange Act of 1934 (the “Act”), ACPGP and ACA may be deemed to own beneficially the shares owned by ACP. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the Common Stock beneficially owned by ACP. Neither Mr. Atchinson nor Mr. Gross directly own any shares of Common Stock. By reason of the provisions of Rule 13d-3 of the Act, each may be deemed to beneficially own the shares beneficially owned by ACP. ACPGP, the general partner of ACP, has the power to direct the affairs of ACP, including decisions respecting the disposition of the proceeds from the sale of the shares. Messrs. Atchinson and Gross are the Managing Members of ACA, the managing member of ACPGP, and in that capacity direct ACPGP’s operations.

(7)	Includes 669,234 shares of restricted stock and 8,363 shares held in the Company’s 401(k) plan.
(8)	Includes 207,975 shares of restricted stock and 982 shares held in the Company’s 401(k) plan.
(9)	Includes 124,046 shares of restricted stock.
(10)	Includes 147,835 shares of restricted stock and 5,311 shares held in the Company’s 401(k) plan.
(11)	Includes 124,908 shares of restricted stock.
(12)	Includes 9,600 shares of restricted stock.
(13)	5,127 shares are held directly by Mr. Brizius. As discussed in note (2) above, Mr. Brizius may be deemed to share beneficial ownership of 12,765,584 shares that may be beneficially owned by the THL Parties, which include the 5,127 shares held by him directly. Except for shares held by him directly or to the extent of a pecuniary interest therein, Mr. Brizius disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties.
(14)	30,764 shares are held directly by Mr. Schoen. As discussed in note (2) above, Mr. Schoen may be deemed to share beneficial ownership of 12,765,584 shares that may be beneficially owned by the THL Parties, which include the 30,764 shares held by him directly. Except for shares held by him directly, Mr. Schoen disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties.
(15)	18,544 shares are held by Mr. Shepherd directly, of which 11,620 shares are restricted stock. Also, as discussed in note (2) above, Mr. Shepherd may be deemed to share beneficial ownership of 12,765,584 shares that may be beneficially owned by the THL Parties, which include the 18,544 shares held by him directly and the 5,000 shares of Common Stock subject to options held by Mr. Shepherd that were exercisable within 60 days of December 4, 2006. Except for shares held by him directly (including the shares subject to the options referenced in the prior sentence), Mr. Shepherd disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties.
(16)	Includes 12,765,584 shares that may be deemed to be beneficially owned by the THL Parties for which Messrs. Brizius, Schoen and Shepherd disclaim beneficial ownership except to the extent directly owned by them (and, with respect to Mr. Shepherd, the shares subject to the options listed in the table above) or with respect to which they have a pecuniary interest therein, 1,657,076 shares of restricted stock and 14,656 shares held in the Company’s 401(k) plan. This amount includes 50,000 shares of restricted stock held by David R. Lumley who became an executive officer of the Company in January, 2006.
(17)	As noted above, beneficial ownership of Mr. Shepherd’s 5,000 shares of Common Stock subject to options that were exercisable within 60 days of December 4, 2006 can be attributed to the THL Parties and Messrs. Brizius, Schoen and Shepherd. However, for purposes of this portion of the table the 5,000 shares of Common Stock subject to options are only counted once.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of September 30, 2006:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,910,667	$14.65	1,988,858	(2)
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	1,910,667	$14.65	1,988,858	(2)

(1)

Includes 1,557,163 shares of common stock available for future issuance under the 2004 Rayovac Incentive Plan, 431,695 shares of common stock available for future issuance under the 1997 Rayovac Incentive Plan.

In addition to stock options, awards under the 2004 Rayovac Incentive Plan and 1997 Rayovac Incentive Plan may take the form of restricted stock and other stock-based awards specified in the 1997 Rayovac Incentive Plan. If such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.

(2)	This amount excludes an aggregate of 2,046,114 shares of restricted stock awards outstanding as of September 30, 2006 for which the restrictions have not lapsed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 7, 2005, the Company acquired all of the equity interests of United pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, Lindbergh Corporation and United dated as of January 3, 2005 filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 4, 2005. Pursuant to the terms of the Merger Agreement, Lindbergh Corporation merged with and into United, with United continuing as the surviving corporation (the “Merger”). The purchase price for the acquisition, excluding fees and expenses, consisted of $70 million in cash, 13.75 million shares of the Company’s Common Stock and the assumption of outstanding United indebtedness, which was $911.5 million as of January 21, 2005. The purchase price was determined through negotiations between representatives of the Company, who were operating under supervision and direction of an acquisition committee of the Board of Directors of the Company, and representatives of United. The acquisition committee consisted of Messrs. Lupo, Bowlin and Carmichael and Ms. Thomas and former director Neil P. Defeo.

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

In connection with the acquisition of United, the Company entered into certain agreements with UIC Holdings, L.L.C. (“Holdings”), the majority stockholder of United as of the date we entered into the definitive agreement to acquire United, Thomas Lee Partners, L.P. and certain of its affiliates and certain former stockholders of United. The agreements are described further below.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years (in millions):

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2006	$4.7	$—	$0.1	$—
2005	$4.8	$0.5	$0.1	$—

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees we paid KPMG LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. The majority of Audit-Related Fees in 2005 were attributable to due diligence services related to acquisitions and advice related to the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. “Tax Fees” are fees for tax compliance, tax advice and tax planning, and for both fiscal 2006 and fiscal 2005 such fees were attributable to services for tax-compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditor Services and Fees

The Audit Committee pre-approved the fiscal 2006 audit services engagement performed by KPMG LLP. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $100,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $100,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Spectrum Brands, Inc. and subsidiaries (the Company) as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective October 1, 2005, the beginning of the Company’s fiscal year ended September 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spectrum Brands, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

Atlanta, Georgia

December 14, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting as set forth in Item 9A of Spectrum Brands, Inc. Annual Report on Form 10-K for the year ended September 30, 2006, that Spectrum Brands, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Brands, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2006, and our report dated December 14, 2006 expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” effective October 1, 2005, the beginning of the Company’s fiscal year ended September 30, 2006.

Atlanta, Georgia

December 14, 2006

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2006 and 2005

(In thousands, except per share amounts)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$28,430	$29,852
Receivables:
Trade accounts receivable, net of allowances of $21,394 and $20,262, respectively	329,280	362,399
Other	36,252	10,996
Inventories	460,672	451,553
Deferred income taxes	50,401	39,231
Assets held for sale	3,499	108,174
Prepaid expenses and other	51,281	45,762

Total current assets	959,815	1,047,967
Property, plant and equipment, net	311,839	304,323
Deferred charges and other	49,028	47,375
Goodwill	1,130,184	1,429,017
Intangible assets, net	1,061,087	1,154,397
Debt issuance costs	37,367	39,012

Total assets	$3,549,320	$4,022,091

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$42,713	$39,308
Accounts payable	309,111	281,954
Accrued liabilities:
Wages and benefits	40,951	47,910
Income taxes payable	22,498	40,468
Restructuring and related charges	45,526	16,978
Accrued interest	36,974	31,529
Liabilities held for sale	—	22,294
Other	64,840	76,935

Total current liabilities	562,613	557,376
Long-term debt, net of current maturities	2,234,458	2,268,025
Employee benefit obligations, net of current portion	76,893	78,510
Deferred income taxes	156,578	208,251
Other	66,561	67,199

Total liabilities	3,097,103	3,179,361
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 67,422 and 66,625 shares, respectively; outstanding 51,491 and 50,797 shares, respectively	674	666
Additional paid-in capital	651,644	635,309
(Accumulated deficit) Retained earnings	(166,657)	267,315
Accumulated other comprehensive income	39,639	10,260

	525,300	913,550
Less treasury stock, at cost, 15,931 and 15,828 shares, respectively	(73,083)	(70,820)

Total shareholders’ equity	452,217	842,730

Total liabilities and shareholders’ equity	$3,549,320	$4,022,091

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2006, 2005 and 2004

(In thousands, except per share amounts)

	2006	2005	2004
Net sales	$2,551,752	$2,307,154	$1,417,186
Cost of goods sold	1,576,066	1,427,135	811,894
Restructuring and related charges	22,452	10,496	(781)

Gross profit	953,234	869,523	606,073
Operating expenses:
Selling	557,299	475,640	293,118
General and administrative	181,975	152,651	121,319
Research and development	30,568	29,339	23,192
Restructuring and related charges	33,642	15,820	12,224
Goodwill and intangibles impairment	432,978	—	—

	1,236,462	673,450	449,853

Operating (loss) income	(283,228)	196,073	156,220
Interest expense	176,955	134,053	65,702
Other income, net	(4,097)	(856)	(14)

(Loss) income from continuing operations before income taxes	(456,086)	62,876	90,532
Income tax (benefit) expense	(27,634)	21,513	34,372

(Loss) income from continuing operations	(428,452)	41,363	56,160
(Loss) income from discontinued operations, net of tax	(5,520)	5,469	(380)

Net (loss) income	$(433,972)	$46,832	$55,780

Basic net income per common share:
(Loss) income from continuing operations	$(8.66)	$0.95	$1.68
(Loss) income from discontinued operations	(0.11)	0.12	(0.01)

Net (loss) income	$(8.77)	$1.07	$1.67

Weighted average shares of common stock outstanding	49,459	43,716	33,433

Diluted net income per common share:
(Loss) income from continuing operations	$(8.66)	$0.91	$1.62
(Loss) income from discontinued operations	(0.11)	0.12	(0.01)

Net (loss) income	$(8.77)	$1.03	$1.61

Weighted average shares of common stock and equivalents outstanding	49,459	45,631	34,620

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended September 30, 2006, 2005 and 2004

(In thousands)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss), net of tax	Notes Receivable from Officers/ Shareholders	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balances at September 30, 2003	32,463	620	182,811	164,703	(12,457)	(3,605)	(130,070)	202,002
Net income	—	—	—	55,780	—	—	—	55,780
Adjustment of additional minimum pension liability	—	—	—	—	(2,282)	—	—	(2,282)
Translation adjustment	—	—	—	—	20,634	—	—	20,634
Net gain on derivative instruments	—	—	—	—	4,726	—	—	4,726

Comprehensive income								78,858
Issuance of restricted stock	449	4	(4)	—	—	—	—	—
Forfeiture of restricted stock	(12)	—	—	—	—	—	—	—
Exercise of stock options	1,783	18	29,875	—	—	—	—	29,893
Amortization of unearned compensation	—	—	5,291	—	—	—	—	5,291

Balances at September 30, 2004	34,683	642	217,973	220,483	10,621	(3,605)	(130,070)	316,044
Net income	—	—	—	46,832	—	—	—	46,832
Adjustment of additional minimum pension liability	—	—	—	—	(6,741)	—	—	(6,741)
Translation adjustment	—	—	—	—	4,696	—	—	4,696
Net gain on derivative instruments	—	—	—	—	1,684	—	—	1,684

Comprehensive income								46,471
Issuance of restricted stock	1,242	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(112)	(1)	1	—	—	—	—	—
Exercise of stock options	1,276	13	29,019	—	—	—	—	29,032
Treasury shares issued	13,708	—	378,819	—	—	—	59,250	438,069
Note payments from officers/shareholders	—	—	—	—	—	3,605	—	3,605
Amortization of unearned compensation	—	—	9,509	—	—	—	—	9,509

Balances at September 30, 2005	50,797	$666	$635,309	$267,315	$10,260	$—	$(70,820)	$842,730
Net loss	—	—	—	(433,972)	—	—	—	(433,972)
Adjustment of additional minimum pension liability	—	—	—	—	7,034	—	—	7,034
Translation adjustment	—	—	—	—	14,261	—	—	14,261
Net gain on derivative instruments	—	—	—	—	8,084	—	—	8,084

Comprehensive loss								(404,593)
Issuance of restricted stock	965	10	(10)	—	—	—	—	—
Forfeiture of restricted stock	(196)	(2)	2	—	—	—	—	—
Exercise of stock options	28	—	445	—	—	—	—	445
Stock option expense	—	—	729	—	—	—	—	729
Treasury shares surrendered	(103)	—	—	—	—	—	(2,263)	(2,263)
Amortization of unearned compensation	—	—	15,169	—	—	—	—	15,169

Balances at September 30, 2006	51,491	$674	$651,644	$(166,657)	$39,639	$—	$(73,083)	$452,217

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
(Loss) income from continuing operations	$(428,452)	$41,363	$56,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,880	45,115	34,337
Amortization of intangibles	23,473	13,927	955
Amortization of debt issuance costs	6,872	6,023	4,162
Amortization of unearned restricted stock compensation	15,169	9,509	5,291
Impairment of goodwill and intangibles	432,978	—	—
Gain on sale of assets	(8,876)	—	—
Loss on debt extinguishment	—	12,033	—
Inventory valuation purchase accounting charges	204	37,533	—
Deferred income taxes	(52,581)	(12,265)	6,725
Non-cash restructuring and related charges	41,235	10,426	8,461
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,734	52,810	978
Inventories	(11,682)	47,503	(30,933)
Prepaid expenses and other current assets	(2,767)	7,490	(8,361)
Accounts payable and accrued liabilities	(72,207)	(46,716)	25,541
Other assets and liabilities	46,549	(9,256)	(6,875)

Net cash provided by operating activities of continuing operations	44,529	215,495	96,441
Net cash provided (used) by operating activities of discontinued operations	—	1,100	(336)

Net cash provided by operating activities	44,529	216,595	96,105
Cash flows from investing activities:
Purchases of property, plant and equipment	(60,368)	(62,750)	(26,892)
Proceeds from sale of property, plant and equipment plant	5,439	177	30
Proceeds from sale of assets held for sale	10,641	—	—
Payments for acquisitions, net of cash acquired	(18,501)	(1,630,155)	(41,714)

Net cash used by investing activities of continuing operations	(62,789)	(1,692,728)	(68,576)
Net cash provided (used) by investing activities of discontinued operations	83,430	(1,100)	—

Net cash provided (used) by investing activities	20,641	(1,693,828)	(68,576)
Cash flows from financing activities:
Reduction of debt	(956,068)	(1,080,951)	(391,848)
Proceeds from debt financing	898,520	2,581,378	241,500
Debt issuance costs	(5,236)	(31,713)	(1,350)
Payments on capital lease obligations	(4,131)	(8,874)	(110)
Proceeds from exercise of stock options	365	18,413	21,127
Stock option income tax benefit	80	10,732	8,766
Payments from officers/shareholders	—	3,605	—

Net cash (used) provided by financing activities	(66,470)	1,492,590	(121,915)
Effect of exchange rate changes on cash and cash equivalents	(122)	524	2,750

Net (decrease) increase in cash and cash equivalents	(1,422)	15,881	(91,636)
Cash and cash equivalents, beginning of period	29,852	13,971	105,607

Cash and cash equivalents, end of period	$28,430	$29,852	$13,971

Supplemental disclosure of cash flow information:
Cash paid for interest	$164,639	$100,770	$49,415
Cash paid for income taxes, net	43,231	21,973	28,326
Issuance of Treasury shares for the United acquisition	—	439,175	—

Sale of Mexican manufacturing facility:
Reduction in deferred proceeds	—	9,440	—
Reduction in assets held for sale	—	7,874	—

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; lawn and garden; pet supplies; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. The Company is a worldwide manufacturer and marketer of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies, a designer and marketer of rechargeable batteries and battery-powered lighting products and a designer and marketer of electric shavers and accessories, grooming products and hair care appliances. The Company is also a North American manufacturer and marketer of lawn fertilizers, herbicides, insecticides and repellents, and specialty pet supplies.

During 2005, the Company made two significant acquisitions designed to diversify the Company’s business and leverage the Company’s distribution strengths. On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired of approximately $13,000 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16,100. The acquisition was financed with borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility (each as defined in Note 7, Debt). Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. Subsequent to the acquisition, the financial results of Tetra are included in the Global Pet business segment within the Company’s consolidated results. (See also Note 17, Acquisitions, for additional information on the Tetra acquisition).

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of specialty pet supplies in the United States. The aggregate purchase price was approximately $1,490,000, net of cash acquired of approximately $14,000. The purchase price consisted of cash consideration of approximately $1,051,000 and common stock totaling approximately $439,000. The aggregate purchase price included acquisition related expenditures of approximately $22,000. Subsequent to the acquisition, the financial results of the lawn and garden and household insect control business of United are included in the North America business segment and the financial results of the pet business of United are included in the Global Pet business segment within the Company’s consolidated results. (See also Note 17, Acquisitions, for additional information on the United acquisition).

The Company also completed the acquisition of Jungle Laboratories Corporation (“Jungle Labs”) during the fourth quarter of 2005. The Jungle Labs acquisition was inconsequential to 2005 results. During 2004, the Company completed the acquisitions of Microlite and Ningbo. (See also Note 17, Acquisitions, for additional information on these acquisitions).

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Spectracide, Cutter, Tetra, 8in1 and various other brands. The Company has manufacturing and product development facilities located in the United States, Europe, China and Latin America.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(2) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2006, 2005 and 2004 refer to the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

The Company’s Consolidated Financial Statements presented herein include the results of Jungle Labs subsequent to the September 1, 2005 date of acquisition, the results of operations for Tetra subsequent to the April 29, 2005 date of acquisition, the results of operations for United subsequent to the February 7, 2005 date of acquisition, the results of operations for Microlite subsequent to the May 28, 2004 date of acquisition, and the results of operations for Ningbo subsequent to the March 31, 2004 date of acquisition. (See also Note 17, Acquisitions, for additional information on the Jungle Labs, Tetra, United, Microlite and Ningbo acquisitions).

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, lawn and garden, household and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.

The Company also enters into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with the Emerging Issues Task Force (EITF) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures including past experience to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, to secure the right to distribute through such customers. The Company capitalizes slotting payments, provided the payments are supported by a time or volume based

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in Net sales and a corresponding asset is reported in Deferred charges and other in the accompanying Consolidated Balance Sheets.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 19% across all segments of its net sales during 2006, 2005 and 2004. This major customer also represented approximately 11% and 12%, respectively, of Trade account receivables, net as of September 30, 2006 and 2005.

Approximately 42% of the Company’s sales occur outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Approximately 17% of the total labor force is covered by collective bargaining agreements. Bargaining agreements that expire by the end of fiscal 2007 represent approximately 6% of the total labor force. The Company believes its relationship with its employees is good.

(f) Displays and Fixtures

Temporary displays are generally disposable cardboard displays shipped to customers to facilitate display of the Company’s products. Temporary displays are generally disposed of after a single use by the customer.

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

Intangibles with Indefinite Lives

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets are tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The fair values of the Company’s goodwill and trade name intangibles were tested as of August 31, 2006, the date of testing for the Company.

In accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, conducted impairment testing on the Company’s goodwill. The Company used the discounted

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

estimated future cash flows methodology to determine the fair value of its reporting units. Assumptions critical to the Company’s fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the market capitalization of the Company. The Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. This first step indicated that the fair value of the Global Pet and Latin America reporting units were less than their carrying amounts and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142.

Management then compared the carrying amount of the Global Pet and Latin America reporting units’ goodwill against their respective implied fair values of goodwill. The carrying amounts of the reporting units’ goodwill were determined to exceed their implied fair values and, therefore, management recorded an impairment charge equal to the excess of the carrying amounts of the reporting units’ goodwill over the implied fair values of such goodwill. As a result of this goodwill impairment analysis, the Company recorded a non-cash pretax goodwill impairment charge of approximately $352,878. There were no impairment losses related to goodwill recognized in fiscal 2005 or 2004.

In addition, in accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, also compared the carrying amount of trade name intangible assets with fair value. Fair value was determined using a relief from royalty methodology. Management concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, the Company recorded a non-cash pretax impairment charge of approximately $80,100, equal to the excess of the carrying amounts of these intangible assets over the fair value of such assets. There were no impairment losses related to trade names recognized in fiscal 2005 or 2004.

The recognition of the total $432,978 non-cash impairment of certain goodwill and indefinite-lived intangible assets, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the fiscal year ended September 30, 2006. The impairments will not result in future cash expenditures.

Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. The above impairment of goodwill and indefinite-lived intangibles is primarily attributed to lower current and forecasted profits versus those assumed by the Company at the time of acquisition.

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

Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses, or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. The Company’s initial impairment review to determine if an impairment test is required is based on an undiscounted cash flow analysis for asset groups at the lowest level for which identifiable cash flows exist. The analysis requires management judgment with respect to changes in technology, the continued success of product lines and future volume, revenue and expense growth rates, and discount rates. There were no impairment charges for definite-lived intangible assets recorded during 2006, 2005 or 2004. (See also Note 6, Intangible Assets).

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

As of September 30, 2006 and 2005, foreign currency translation adjustment balances of $39,031 and $24,769, respectively, were reflected in the Consolidated Balance Sheets in Accumulated other comprehensive income.

Exchange losses on foreign currency transactions aggregating $3,898, $95, and $949 for 2006, 2005 and 2004, respectively, are included in Other (income) expense, net, in the Consolidated Statements of Operations.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $216,153, $162,135 and $71,296 in 2006, 2005 and 2004, respectively, which are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred expenses for advertising of $53,564, $59,504 and $51,321 in 2006, 2005 and 2004, respectively, which are included in Selling expenses.

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

Net income per common share is calculated based upon the following shares:

	2006	2005	2004
Basic	49,459	43,716	33,433
Effect of restricted stock and assumed conversion of stock options	—	1,915	1,187

Diluted	49,459	45,631	34,620

In 2006, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive. In 2004, approximately 57 stock options were excluded from the calculation of diluted earnings per share because their effect was antidilutive.

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2006 and 2005, $1,914 of pretax derivative gains and $2,166 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Interest expense. During 2006 and 2005, $431 of pretax derivative gains and $140 of pretax derivative losses, respectively, were recorded as adjustments to interest expense for ineffectiveness from such hedges and included in the amounts above. At September 30, 2006 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.81% for a notional principal amount of $100,000 through April 2007, 4.15% for a notional principal amount of $175,000 through September 2007 and 4.46% for a notional principal amount of $170,000 through October 2008. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €60,000 through September 2007 and 2.68% for a notional principal amount of €220,000 through September 2008. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $6,385, net of tax expense of $3,913. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $1,671, net of tax expense of $940. At September 30, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3,451, net of tax.

The Company’s interest rate swap derivative financial instruments are summarized as follows:

	2006		2005
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$100,000	0.58 years	$70,000	0.03 years
Interest rate swaps-fixed	$251,200	1.00 years	$100,000	0.13 years
Interest rate swaps-fixed	$279,400	2.00 years	$175,000	2.03 years
Interest rate swaps-fixed	$170,000	2.08 years	$100,000	3.04 years

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During 2006 and 2005, $51 and $0, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to Net sales. During 2006 and 2005, $334 of pretax derivative losses and $445 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Cost of good sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

value of the related asset or liability recorded in the Consolidated Balance Sheet. During 2006 and 2005, $258 of pretax derivative losses and $149 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for 2006 and 2005 was $0. At September 30, 2006 and 2005, respectively, the Company had $97,932 and $0 of such foreign exchange derivative contracts outstanding. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $647, net of tax expense of $326. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $0. At September 30, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $647, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Consolidated Balance Sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During 2006 and 2005, $2,128 of pretax derivative gains and $1,331 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for 2006 and 2005 was $0. At September 30, 2006 and 2005, $129,663 and $0, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During 2006 and 2005, $2,290 and $4,215, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during 2006 and 2005, $24 of pretax derivative losses and $162 of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At September 30, 2006 the Company had a series of such swap contracts outstanding through September 2007 with a contract value of $43,614. At September 30, 2005 $5,591 of such commodity contracts were outstanding. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $3,495, net of tax expense of $1,852. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $299, net of tax expense of $179. At September 30, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3,495, net of tax.

(s) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted market prices.

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for $350,000 of Senior Subordinated Notes due September 30, 2013 with interest payable semiannually at 8.5% and $700,000 of Senior Subordinated

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Notes due February 1, 2015 with interest payable semiannually at 7.375%. The total fair value of these Notes at

September 30, 2006 was approximately $894,283. (See also Note 2(r), Significant Accounting Policies—Derivative Financial Instruments, and Note 7, Debt).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(2,277,171)	$(2,121,454)	$(2,307,333)	$(2,226,833)
Interest rate swap agreements	11,584	11,584	2,180	2,180
Commodity swap and option agreements	5,347	5,347	478	478
Foreign exchange forward agreements	963	963	—	—

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

(u) Reclassifications

As of October 1, 2005, the Company began managing its business in four reportable segments: (i) North America, which consists of its legacy battery, shaving and grooming, personal care and portable lighting business (the “Legacy Businesses”) in the United States and Canada and the acquired United lawn and garden and household insect control business (“North America”); (ii) Latin America, which consists of the Legacy Businesses in Mexico, Central America, South America and the Caribbean (“Latin America”); (iii) Europe/ROW, which consists of the Legacy Businesses in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts Legacy Businesses (“Europe/ROW”); and (iv) Global Pet, which consists of the acquired United Pet Group, Tetra and Jungle Labs businesses (together, “Global Pet”). The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

In addition, as of October 1, 2005, the Company began reporting the results of operations of its fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro (“Nu-Gro Pro and Tech”) as discontinued operations. The presentation of continuing operations has been reclassified to exclude Nu-Gro Pro and Tech.

On October 1, 2005 the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

October 1, 2005, the Company changed its cash flow presentation in accordance with SFAS 123(R) and FASB Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”) which require the cash flows resulting from the tax benefits for these options to be classified as financing cash flows. The Company has reclassified the benefit of deductions resulting from the exercise of stock options from operating cash flows to financing cash flows to conform to this presentation.

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

Amounts recorded in Accumulated other comprehensive income on the Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended September 30, 2006, 2005 and 2004 are net of the following tax expense (benefit) amounts:

	Pension Adjustment	Cash Flow Hedges	Translation Adjustment	Total
2006	$2,791	$4,971	$266	$8,028
2005	(5,968)	692	(559)	(5,835)
2004	1,356	3,009	(2,378)	1,987

(w) Stock Compensation

On October 1, 2005 the Company adopted SFAS 123(R) requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during 2006 was $15,896, or $10,650, net of taxes. The amounts before tax are included in General and administrative expenses in the Consolidated Statements of Operations. The Company expects that total stock compensation expense for 2007 will be approximately $14,500 before the effect of income taxes. As of September 30, 2006, there was $32,966 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted through fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are time-based and vest on a pro rata basis over either a three or four year vesting period and the remaining 50% are performance-based. Vesting of such performance based restricted stock will occur only upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of EPS (“Earnings Per Share”), segment EBIT (“Earnings Before Interest and Taxes”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

The Company currently has two active incentive plans under which additional shares may be issued. In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Up to 5,000 shares of Common stock may be issued under the 1997 Plan, which expires in August 2007. As of September 30, 2006, there were options with respect to 1,531 shares of common stock outstanding under the 1997 Plan. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, which expires in July 2014. As of September 30, 2006, 2,207 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested restricted stock as of September 30, 2006, and changes during the year ended September 30, 2006, is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2005	1,783	$26.87	$47,910
Granted	965	19.56	18,875
Vested	(506)	16.57	(8,386)
Forfeited	(196)	27.44	(5,378)

Restricted stock at September 30, 2006	2,046	$25.91	$53,021

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to that date, as all stock options granted under those plans had an exercise price equal to the market

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income from continuing operations before income taxes and net income during 2006 was $729 and $488 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

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

The Company estimated the fair value of its previously granted option awards using the Black-Scholes option-pricing formula. The Black-Scholes option pricing model was used with the following weighted-average assumptions for grants made in the following years:

Black-Scholes Option Valuation Assumptions	2006	2005	2004
Fair value of options granted during the period	$—	$—	$7.79
Expected term (in years)	—	—	6
Expected volatility	—	—	41.4%
Expected dividend yield	—	—	—
Risk free rate	—	—	3.79%

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) during 2005 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for 2005 and 2004:

	2005	2004
Net income, as reported	$46,832	$55,780
Add: Stock-based compensation expense included in reported net income, net of tax	5,801	3,228
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(7,562)	(6,522)

Pro forma net income	$45,071	$52,486

Basic earnings per share as reported	$1.07	$1.67
Basic earnings per share pro forma	$1.03	$1.57
Diluted earnings per share as reported	$1.03	$1.61
Diluted earnings per share pro forma	$0.99	$1.50

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the stock option transactions:

	2006			2005		2004
	Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	1,988	$14.64	$16,938	3,300	$14.56	4,923	$13.55
Granted	—	—	—	—	—	294	16.16
Exercised	(28)	13.08	4	(1,276)	14.44	(1,783)	11.85
Forfeited	(49)	15.46	—	(36)	14.03	(134)	17.04

Outstanding, end of period	1,911	$14.65	$—	1,988	$14.64	3,300	$14.56

Options exercisable, end of period	1,659	$14.74	$—	1,467	$14.97	1,995	$15.09

The following table summarizes information about options outstanding and options outstanding and exercisable as of September 30, 2006:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	1.00 years	$4.39	149	$4.39
$11.32 – $15.00	1,276	5.66	13.49	1,045	13.49
$16.19 – $21.50	210	2.00	18.69	201	18.69
$21.63 – $28.70	276	2.80	22.52	264	22.52

	1,911	4.48	$14.65	1,659	$14.74

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

Restructuring and related charges are recognized and measured according to the provisions of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Under SFAS 146, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. See Note 16, Restructuring and Related Charges, for a more complete discussion of recent restructuring initiatives and related costs.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(y) Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of a company’s first fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As of September 30, 2006, the Company’s net unfunded benefit obligation was approximately $55,000, accordingly, the adoption of SFAS 158 will have a material impact on its financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. The Company does not believe the adoption of SAB 108 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition, results of operations or cash flows.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently evaluating the impact that FIN 48 will have on its financial condition, results of operations or cash flows.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). FSP FAS 115-1 and FAS 124-1 address the determination as to when an impairment in equity securities (including cost method investments) and debt securities that can contractually be prepaid or otherwise settled in such a way that the investor would not recover substantially all of its cost should be deemed other-than-temporary. FSP FAS 115-1 and FAS 124-1 nullifies certain requirements under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that required the investor to make an evidence-based judgment as to whether it has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment in determining whether the impairment was other than temporary, and the measurement of the impairment loss. The guidance in FSP FAS 115-1 and FAS 124-1 is effective for reporting periods beginning after December 15, 2005. The Company does not believe the adoption of FSP FAS 115-1 and FAS 124-1 will have a material impact on its financial position, results of operations or cash flows.

(3) Inventories

Inventories consist of the following:

	September 30,
	2006	2005
Raw materials	$121,793	$117,175
Work-in-process	36,205	37,931
Finished goods	302,674	296,447

	$460,672	$451,553

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2006	2005
Land, buildings and improvements	$102,147	$73,649
Machinery, equipment and other	423,862	394,148
Construction in progress	24,046	37,948

	550,055	505,745
Less accumulated depreciation	238,216	201,422

	$311,839	$304,323

(5) Assets Held for Sale

At September 30, 2006, assets held for sale totaling $3,499 were included in Assets held for sale in the Consolidated Balance Sheets consisting primarily of a distribution facility in the Dominican Republic and a manufacturing facility in France. During 2006, an $8,876 gain on sale of assets is included in the Consolidated Statements of Cash Flows. This gain includes an $8,260 gain on the sale of a Bridgeport, CT facility, previously included in Assets held for sale.

At September 30, 2005, assets held for sale totaling $108,174 were included in Assets held for sale in the Consolidated Balance Sheets. As of September 30, 2005, the Company had $101,485 included in Assets held for sale and $22,294 included in Liabilities held for sale in its Consolidated Balance Sheets related to the certain assets of the Nu-Gro Corporation being solicited for sale. (See Note 11, Discontinued Operations, where the subsequent sale of the assets is further discussed.) All relevant criteria of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, allowing for assets held for sale classification have been met. The following table details the components of the Nu-Gro assets held for sale at September 30, 2005:

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

The remaining balance in Assets held for sale as of September 30, 2005 consisted primarily of the former Madison, Wisconsin manufacturing facility, the former Remington facility in Bridgeport, Connecticut and a distribution facility in the Dominican Republic.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(6) Intangible Assets

Intangible assets consist of the following:

	North America	Europe/ROW	Latin America	Global Pet	Total
Goodwill:
Balance as of September 30, 2004	$130,173	$105,414	$84,990	$—	$320,577
Goodwill recognized during period	982,993	1,610	38,247	128,616	1,151,466
Purchase price allocation during period	—	—	(21,685)	—	(21,685)
Effect of translation	231	(2,700)	10,020	(28,892)	(21,341)

Balance as of September 30, 2005	1,113,397	104,324	111,572	99,724	1,429,017
Goodwill recognized during period	2,719	5,722	4,971	14,880	28,292
Purchase price allocation during period	(600,649)	—	—	600,649	—
Impairment charge(A)	—	—	(117,489)	(235,389)	(352,878)
Effect of translation	(2,051)	4,333	946	22,525	25,753

Balance as of September 30, 2006	$513,416	$114,379	$—	$502,389	$1,130,184

Intangible Assets:
Trade Names Not Subject to Amortization
Balance as of September 30, 2004, net	$159,000	$161,753	$85,125	$—	$405,878
Additions	146,100	—	—	332,696	478,796
Purchase price allocation during period	—	—	21,685	—	21,685
Effect of translation	—	(5,363)	6,332	—	969

Balance as of September 30, 2005, net	$305,100	$156,390	$113,142	$332,696	$907,328
Additions	—	—	—	—	—
Purchase price allocation during period	—	—	—	—	—
Impairment charge(A)	—	(13,400)	(31,300)	(35,400)	(80,100)
Effect of translation	534	8,738	541	(97)	9,716

Balance as of September 30, 2006, net	$305,634	$151,728	$82,383	$297,199	$836,944

Intangible Assets Subject to Amortization
Balance as of September 30, 2004, gross	$1,385	$14,061	$—	$—	$15,446
Less: Accumulated amortization	(434)	(1,071)	—	—	(1,505)

Balance as of September 30, 2004, net	951	12,990	—	—	13,941
Additions	94,168	—	—	150,173	244,341
Amortization during period	(6,454)	(870)	—	(6,702)	(14,026)
Effect of translation	—	(379)	—	—	(379)

Balance as of September 30, 2005, net	88,665	11,741	—	143,471	243,877
Additions	(227)	—	—	292	65
Amortization during period	(9,679)	(837)	—	(12,957)	(23,473)
Effect of translation	180	630	—	91	901

Balance as of September 30, 2006, net	$78,939	$11,534	$—	$130,897	$221,370

Pension Intangible Assets
Balance as of September 30, 2005	$3,191	$—	$—	$—	$3,191
Balance as of September 30, 2006	$2,773	$—	$—	$—	$2,773

Total Intangible Assets, net	$387,346	$163,262	$82,383	$428,096	$1,061,087

(A)	See Note 2(i), Significant Accounting Policies—Intangible Assets.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company completed the acquisitions of United, Tetra and Jungle during 2005 and the acquisitions of Ningbo and Microlite during 2004. (See also Note 17, Acquisitions, for additional information on the Ningbo, Microlite, United, Tetra and Jungle acquisitions).

The carrying value of technology assets was $37,305, net of accumulated amortization of $7,126 at September 30, 2006 and $40,082, net of accumulated amortization of $3,524 at September 30, 2005. The trade names subject to amortization relate to United. The carrying value of these trade names was $5,359, net of accumulated amortization of $5,338 at September 30, 2006 and $9,064, net of accumulated amortization of $1,886 at September 30, 2005. Remaining intangible assets subject to amortization include customer relationship intangibles. Of the intangible assets acquired in the United and Jungle acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

The additional goodwill recognized in the Latin America segment during fiscal 2006 principally related to incremental earn-out payments associated with the Microlite acquisition in Brazil. The additional goodwill recognized in the Global Pet segment during fiscal 2006 principally related to the finalization of accruals for shutdown reserve costs at certain facilities, acquired as part of the United acquisition offset by deferred tax liability adjustments. The additional goodwill recognized in the Europe/ROW segment during fiscal 2006 related to deferred tax liability adjustments.

During 2005, the Company allocated a portion of the Microlite, United, Tetra and Jungle purchase price to unamortizable intangible assets. The allocation consisted of $21,685 to the trade name in Brazil, $271,196 to United trade names, $175,500 to Tetra trade names, $26,100 to United license agreements and $6,000 to Jungle trade names. The purchase price allocations for United, Tetra, Jungle and Microlite have been finalized.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, conducted its annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses the Company recorded a non-cash pretax impairment charge of approximately $432,978 in the fourth quarter of fiscal 2006. Approximately $352,878 of the charge related to impaired goodwill and approximately $80,100 related to impaired trade name intangible assets. See Note 2(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charge.

The amortization expense related to intangibles subject to amortization for 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Proprietary technology amortization	$3,600	$2,449	$736
Customer list amortization	16,421	9,693	219
Trade names amortization	3,452	1,886	—

	$23,473	$14,028	$955

The Company estimates annual amortization expense for the next five fiscal years will approximate $21,300 per year.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(7) Debt

Debt consists of the following:

	September 30,
	2006		2005
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, US Dollar, expiring February 6, 2012	604,827	8.6%	651,725	5.8%
Term Loan, Canadian Dollar, expiring February 6, 2012	72,488	7.4%	74,081	4.9%
Term Loan, Euro, expiring February 6, 2012	134,721	6.3%	137,142	4.7%
Term Loan, Euro Tranche B, expiring February 6, 2012	332,315	6.2%	338,288	4.4%
Term C Loan, expiring September 30, 2009	—	—	—	—
Euro Term C Loan, expiring September 30, 2009	—	—	—	—
Revolving Credit Facility, expiring February 6, 2011	26,200	10.3%	—	—
Revolving Credit Facility, expiring September 30, 2008	—	—	—	—
Euro Revolving Credit Facility, expiring February 6, 2011	—	—	—	—
Other notes and obligations	42,698	5.7%	38,701	—
Capitalized lease obligations	13,922	5.0%	17,396	—

	2,277,171		2,307,333
Less current maturities	42,713		39,308

Long-term debt	$2,234,458		$2,268,025

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

On January 25, 2006, the Company sold its fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro Pro and Tech to Agrium Inc. Proceeds from the sale totaled approximately $83,000 after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006. Proceeds from the sale were used to reduce outstanding debt. (See Note 11, Discontinued Operations, for further discussion).

As previously disclosed, the Company has engaged advisors to assist with a sale of various assets in order for the Company to sharpen its focus on strategic growth businesses, reduce its outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, the Company has entered into discussions to dispose of certain of its assets. The Company currently expects that any such sale would be consummated during the second quarter of fiscal 2007. Proceeds from the sale will be used to reduce the Company’s outstanding debt. See Note 18, Subsequent Events, for additional information regarding this divestiture.

The Company’s senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of $1,444,351 consisting of a $604,827 U.S. Dollar Term Loan, a €106,063 Term Loan (USD $134,721 at September 30, 2006), a Tranche B €261,624 Term Loan (USD $332,315 at September 30, 2006), a Canadian

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Dollar 80,548 Term Loan (USD $72,488 at September 30, 2006) and a revolving credit facility of $300,000 (the “Revolving Credit Facility”). Approximately $26,200 was outstanding under the Revolving Credit Facility at September 30, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros, the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling and the equivalent of borrowings in Chinese Yuan of $35,000.

Approximately $221,224 remains available under the Revolving Credit Facility as of September 30, 2006, net of approximately $52,576 of outstanding letters of credit.

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

The aggregate scheduled maturities of debt as of September 30, 2006 are as follows:

2007	$42,713
2008	9,575
2009	8,939
2010	8,711
2011	242,172
Thereafter	1,965,061

$2,277,171

Aggregate capitalized lease obligations included in the amounts above are payable in installments of $958 in 2007, $891 in 2008, $665 in 2009, $437 in 2010, $380 in 2011, and $10,591 thereafter.

The Senior Credit Facilities contain financial covenants with respect to borrowings, which include maintaining minimum interest coverage and maximum leverage ratios. In accordance with the Senior Credit Facilities, the limits imposed by such ratios become more restrictive over time. In addition, the Senior Credit Facilities restrict the Company’s ability to, among other things, incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and enter into a merger or acquisition or sell assets. Indebtedness under these facilities (i) is secured by substantially all of the Company’s assets, and (ii) is guaranteed by certain of the Company’s subsidiaries.

The terms of both the $350 million 8 1/2% and $700 million 7 3/8% Senior Subordinated Notes permit the holders to require us to repurchase all or a portion of the notes in the event of a change of control. In addition, the terms of the notes restrict or limit the Company’s ability to, among other things: (i) pay dividends or make other restricted payments; (ii) incur additional indebtedness and issue preferred stock; (iii) create liens; (iv) enter into mergers, consolidations, or sales of all or substantially all of the Company assets; (v) make asset sales; (vi) enter into transactions with affiliates; and (vii) issue or sell capital stock of the Company’s wholly owned subsidiaries. Payment obligations of the notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

On December 12, 2005, the Company reached agreement with its creditors to amend its leverage and interest charge covenants associated with the Senior Credit Facilities for subsequent periods. In connection with this amendment, interest costs on the Company’s existing U.S. Dollar and Canadian Dollar term loans increased by 25 basis points as the spread between the base rate and the rate paid by the Company increased from 2.00% to 2.25%. In connection with the amendment, the Company incurred approximately $2,100 of fees which are being amortized over the remaining term of the Senior Credit Facilities.

On May 9, 2006, the Company reached agreement with its senior lenders to amend the consolidated leverage ratio and consolidated interest coverage ratio covenants effective for the period ended April 2, 2006 and subsequent periods. Under the amendment, the limits imposed by such ratios become more restrictive over time. As a result of this amendment, interest costs on the Company’s existing Euro term loan increased by 25 basis points as the spread between the market rate and the Company’s rate increased from 2.75% to 3.00%. Interest costs on the Company’s existing U.S. Dollar, Canadian Dollar and Euro Tranche B term loans increased by 50 basis points as the spread between the market rate and the Company’s rate increased from 2.50% to 3.00%. Interest costs on the Company’s existing Revolver increased by 75 basis points as the spread between the market rate and the Company’s rate increased from 2.25% to 3.00%. In connection with the amendment, the Company incurred $3,494 of fees which are being amortized over the remaining term of the Senior Credit Facilities.

The Company was in compliance with all covenants associated with its Senior Credit Facilities, as amended, and Senior Subordinated Notes, with the exception of the Fixed Charge Coverage Ratio relating to the Senior Subordinated Notes, that were in effect as of and during the period ended September 30, 2006. Due to significant Restructuring Charges and reduced business performance, the Company is not in compliance with the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio under the indentures governing the Company’s Subordinated Notes. Until the Company returns to compliance with the ratio, the Company is limited in its ability to make significant acquisitions or incur significant additional senior debt beyond its existing Senior Credit Facilities. The Company does not expect this to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing business, although no assurance can be given in this regard.

On December 12, 2006, the Company reached agreement with its Senior Lenders to amend the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with its Senior Credit Facilities effective for the periods ended December 31, 2006 and April 1, 2007. The amendment raises the interest rate on all of the Company’s debt under its Senior Credit Facilities by 0.25% per annum until the Company prepays at least $500,000 in principal amount of its term loans with proceeds from the sale of certain of its assets. The Company’s ability to comply with future debt covenants beyond the first quarter of fiscal 2007, ending December 31, 2006, will depend on its ability to consummate the disposal of certain assets on favorable contractual terms. In connection with the amendment, the Company incurred approximately $1,285 of fees which are being amortized over the remaining term of its Senior Credit Facilities. Failure to comply with the financial covenants and other provisions could materially and adversely affect the Company’s ability to finance its future operations or capital needs and could create a default under such instrument and cause all amounts borrowed to become due and payable immediately. In the event of default under the Senior Credit Facilities, the amounts outstanding under its Senior Subordinated Notes would also be subject to acceleration.

(8) Shareholders’ Equity

The Company granted approximately 965 shares of restricted stock during 2006. Of these grants, approximately 414 shares are time-based and vest on a pro rata basis over either a three or four-year period and 389 shares are

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

performance-based and vest upon achievement of certain performance goals. If the performance targets are not met, the performance component of a restricted stock award will automatically vest one year after the originally scheduled vesting date, effectively making the award time-based. The remaining 160 shares vest at specific dates throughout 2008 and 2009. All vesting dates are subject to the recipient’s continued employment with the Company. The total market value of the restricted shares on the date of grant was approximately $18,875 which has been recorded as unearned restricted stock compensation, a separate component of Shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period.

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

In addition, in 2005 the Company issued 13,750 shares of common stock from treasury as partial consideration for the United acquisition (see Note 17, Acquisitions, where the United acquisition is further described). The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

During 2004, the Company granted approximately 449 shares of restricted stock to certain members of management. The total market value of the restricted shares granted was approximately $9,746 which was recorded as a separate component of shareholders’ equity. Unearned compensation is being amortized to expense over the appropriate vesting period of up to three years.

See Note 2(w), Significant Accounting Policies—Stock Compensation for additional information on grants and forfeitures of restricted shares during 2006, 2005 and 2004.

(9) Stock Option Plans

In 1996, the Company’s Board of Directors (“Board”) approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The time-vesting options become exercisable primarily in equal 20% increments over a five-year period. The performance-vesting options become exercisable at the end of ten years with accelerated vesting over each of the first five years if the Company achieves certain performance goals. Accelerated vesting may occur upon sale of the Company, as defined in the 1996 Plan. As of September 30, 2006, there were options with respect to 380 shares of common stock outstanding under the 1996 Plan.

In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). The Incentive Plan replaces the 1996 Plan and no further awards will be granted under the 1996 Plan other than awards of options for shares up

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

to an amount equal to the number of shares covered by options that terminate or expire prior to being exercised. Under the 1997 Plan, the Company may grant to employees and non-employee directors stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of Common stock may be issued under the 1997 Plan. The 1997 Plan expires in August 2007. As of September 30, 2006, there were options with respect to 1,531 shares of common stock outstanding under the 1997 Plan.

In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Under the 2004 Plan, the Company may grant to employees and non-employee directors stock options, SARs, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan. At September 30, 2006, 2,207 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan. The 2004 Plan expires on July 31, 2014.

See Note 2(w), Significant Accounting Policies—Stock Compensation and Note 8, Shareholders’ Equity, for information on grants and forfeitures of restricted shares during 2006, 2005 and 2004.

(10) Income Taxes

Income tax expense was calculated based upon the following components of income from continuing operations before income tax:

	2006	2005	2004
Pretax (loss) income:
United States	$(241,030)	$(9,275)	$(10,365)
Outside the United States	(215,056)	72,151	100,897

Total pretax (loss) income	$(456,086)	$62,876	$90,532

The components of income tax expense (benefit) are as follows:

	2006	2005	2004
Current:
Federal	$819	$—	$(2,827)
Foreign	23,678	32,152	30,300
State	450	1,700	174

Total current	24,947	33,852	27,647
Deferred:
Federal	(48,514)	(6,330)	8,522
Foreign	3,374	(3,775)	1,106
State	(7,441)	(2,234)	(2,903)

Total deferred	(52,581)	(12,339)	6,725

Income tax (benefit) expense	$(27,634)	$21,513	$34,372

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Foreign Sales Corporation/Extraterritorial Income Exclusion benefit	0.1	(0.4)	(0.2)
Non U.S. permanent items	(1.2)	3.0	1.7
Foreign statutory rate vs. U.S. statutory rate	0.5	(1.4)	(0.9)
State income taxes and other	1.5	(1.8)	(3.3)
R&D credit, current and prior years	—	(1.2)	(0.6)
Net nondeductible (deductible) interest expense	1.5	(4.3)	1.2
Adjustment of prior year taxes	—	(0.2)	3.0
SFAS 142 Impairment	(23.7)	—	—
Valuation allowance	(6.5)	2.3	2.0
Other	(1.3)	3.2	0.1

	5.9%	34.2%	38.0%

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	September 30,
	2006	2005
Current deferred tax assets:
Employee benefits	$4,270	$6,487
Restructuring	18,606	6,750
Inventories and receivables	17,503	12,085
Marketing and promotional accruals	3,192	6,280
Net operating loss and capital loss carry forwards	1,710	5,081
Other	9,455	3,823
Valuation allowance	(1,163)	—

Total current deferred tax assets	53,573	40,506

Current deferred tax liabilities:
Property, plant and equipment		(680)
Inventory	(1,839)	—
Other	(1,333)	(595)

Total current deferred tax liabilities	(3,172)	(1,275)

Net current deferred tax assets	$50,401	$39,231

Noncurrent deferred tax assets:
Employee benefits	$21,533	$22,803
Net operating loss and credit carry forwards	237,922	162,547
Marketing and promotional accruals	1,993	552
Other	29,489	16,930
Valuation allowance	(65,692)	(37,673)

Total noncurrent deferred tax assets	225,245	165,159

Noncurrent deferred tax liabilities:
Property, plant, and equipment	(20,809)	(109,340)
Currency hedges	(7,966)	—
Intangibles	(299,428)	(257,239)
Other	(53,620)	(6,831)

Total noncurrent deferred tax liabilities	(381,823)	(373,410)

Net noncurrent deferred tax liabilities	$(156,578)	$(208,251)

Net current and noncurrent deferred tax (liabilities) assets	$(106,177)	$(169,020)

Undistributed earnings of the Company’s foreign operations amounting to approximately $272,072 and $189,329 at September 30, 2006 and 2005, respectively, are intended to remain permanently invested to finance future growth and expansion. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2006 and 2005.

The Company, as of September 30, 2006 and 2005, respectively, has U.S. federal and state net operating loss carryforwards of approximately $463,644 and $339,084 which will expire between 2008 and 2025. Annual limitations apply to a portion of these net operating loss carryforwards. The Company has foreign net operating

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

loss carryforwards of approximately $110,220 which will expire between 2007 and 2013. At September 30, 2006, the Company has recorded a deferred tax asset for the benefit of these losses.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2006, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled $66,855. Of this amount, approximately $38,560 related to U.S. domestic net operating losses, and $28,295 related to foreign deferred tax assets. Changes in the allowance during 2006 were primarily due to the inclusion of $29,182, of which $1,527 related to the tax benefit of net operating loss carryforwards of Rayovac Argentina, Microlite and Rayovac Chile, $18,876 related to the state tax benefit of net operating loss carryforwards of Spectrum, and $8,779 related to the SFAS 142 impairment charge in Brazil. It is the Company’s expectation that its ability to utilize certain of its U.S. federal net operating loss carryforwards, which totaled approximately $370,000 at September 30, 2006, will be realized upon its divestiture of certain assets on favorable contractual terms. The Company expects such sale to be consummated during the second quarter of fiscal 2007.

The Company is continuously undergoing examination by the Internal Revenue Service (“IRS”), as well as various state and foreign jurisdictions. The IRS and other taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. During 2005, the Company accrued $849 in connection with the settlement of tax examinations in Germany and the Netherlands. In addition, in accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. As of September 30, 2006 and 2005, the Company has recorded tax contingency reserves of approximately $7,733 and $5,600, respectively. The increase of $2,133 was due to additional years remaining open under statute as the IRS examination for the periods ending September 30, 2001 through September 30, 2004 remain open at year-end. In addition, the Company recorded an additional $1,314 related to tax contingencies associated with certain foreign entities.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During 2006, the Company recorded a SFAS 142 impairment of $432,978. The tax impact of the impairment charge was limited to a deferred tax benefit of $43,424 as a result of a significant portion of the impaired assets not being deductible for tax purposes.

(11) Discontinued Operations

On January 25, 2006, the Company sold its fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro Pro and Tech to Agrium Inc. Proceeds from the sale were used to reduce outstanding debt. The sale included two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. As part of the transaction, the Company signed strategic multi-year reciprocal supply agreements with Agrium. Proceeds from the sale totaled approximately $83,000 after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006.

Effective October 1, 2005, the Company reflected the operations of Nu-Gro Pro and Tech as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented. The Company discontinued these operations as part of the United integration initiatives. See Note 16, Restructuring and Related Charges, for additional discussion of United

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended September 30, 2006 and 2005, respectively:

	2006(A)	2005
Net sales	$16,314	$52,293

(Loss) income from discontinued operations before income taxes	$(6,388)	$8,407
Provision for income taxes	868	(2,938)

(Loss) income from discontinued operations (including loss on disposal of $3,901 in 2006), net of tax	$(5,520)	$5,469

(A)	Represents results for the discontinued operations for October 2005 through January 2006.

The Company has reflected Remington’s United States and United Kingdom Service Centers as discontinued operations. The Company discontinued operations at these Service Centers during 2004 as part of the Remington integration initiatives. See Note 16, Restructuring and Related Charges, for additional discussion of Remington integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the year ended September 30, 2004:

2004
Net sales	$21,470

Loss from discontinued operations before income taxes	$(778)
Provision for income tax benefits	398

Loss from discontinued operations, net of tax	$(380)

(12) Employee Benefit Plans

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2006, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 90 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred Compensation Benefits		Other Benefits
	2006	2005	2006	2005
Change in benefit obligation
Benefit obligation, beginning of year	$124,405	$81,446	$5,823	$3,102
Liabilities assumed with acquisitions	—	5,868	—	—
Service cost	4,686	2,319	614	293
Interest cost	5,215	4,695	299	186
Other events	1,050	832	—	—
Actuarial loss (gain)	(11,855)	14,390	(1,204)	(155)
Gain on curtailment	—	(92)	—	—
Participant contributions	115	113	—	—
Benefits paid	(4,410)	(3,237)	(234)	(186)
Foreign currency exchange rate changes	4,071	(2,394)	—	—

Benefit obligation, end of year	$123,277	$103,940	$5,298	$3,240

Change in plan assets
Fair value of plan assets, beginning of year	$60,825	$36,598	$—	$—
Assets acquired with acquisitions	—	4,650	—	—
Actual return on plan assets	3,974	2,510	—	—
Employer contributions	5,471	1,816	11,292	201
Employee contributions	115	184	1,270	—
Benefits paid	(2,995)	(1,766)	(12,562)	(201)
Assets transferred out	(156)	(96)	—	—
Plan expenses paid	(75)	(110)	—	—
Foreign currency exchange rate changes	1,915	(793)	—	—

Fair value of plan assets, end of year	$69,074	$42,993	$—	$—

Funded status	$(54,203)	$(60,947)	$(5,298)	$(3,240)
Unrecognized net transition obligation	—	34	161	190
Unrecognized prior service cost	2,773	3,158	—	—
Unrecognized net actuarial loss (gain)	15,999	21,020	(1,320)	(400)
Adjustment for minimum liability	(19,409)	(24,215)	—	—

Accrued benefit cost	$(54,840)	$(60,950)	$(6,457)	$(3,450)

Weighted-average assumptions:
Discount rate	4.00%-6.25%	4.00%-6.25%	6.25%	6.25%
Expected return on plan assets	4.0%-8.0%	4.0%-9.5%	N/A	N/A
Rate of compensation increase	0%-4.1%	0%-4.5%	N/A	N/A

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At September 30, 2006, the Company’s total pension and deferred compensation benefit obligation of $123,277 consisted of $37,224 associated with U.S. plans and $86,053 associated with international plans. The fair value of the Company’s assets of $69,074 consisted of $25,197 associated with U.S. plans and $43,877 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 6.3% and approximately 4.6% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 8.0% and approximately 5.5% for its international plans.

At September 30, 2005, the Company’s total pension and deferred compensation benefit obligation of $103,940 consisted of $41,651 associated with U.S. plans and $62,289 associated with international plans. The fair value of the Company’s assets of $42,993 consisted of $21,195 associated with U.S. plans and $21,798 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 5.9% and approximately 4.5% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 8.7% and approximately 6.1% for its international plans.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Components of net periodic benefit cost
Service cost	$4,366	$2,319	$1,733	$614	$293	$269
Interest cost	5,535	4,695	3,973	299	186	175
Expected return on assets	(3,838)	(2,724)	(2,153)	—	—	—
Amortization of prior service cost	404	319	404	22	28	28
Amortization of transition obligation	34	—	—	—	—	—
(Gain) loss on curtailments	—	(92)	(110)	—	—	—
Recognized net actuarial loss (gain)	1,607	501	762	—	—	—

Net periodic benefit cost	$8,108	$5,018	$4,609	$935	$507	$472

Pension plan assets and obligations are measured at June 30 each year for the Company’s domestic plans and September 30 each year for its foreign plans. The contributions to the pension plans between July 1 and September 30 were $3,778 in 2006 and $2,448 in 2005. All of the Company’s plans individually have accrued benefit costs.

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds of the respective countries as well as current market conditions.

Below is a summary allocation of all pension plan assets along with expected long-term rates of return by asset category as of the measurement date.

	Weighted Average Allocation			Weighted Average Expected Long-Term Rate of Return
	Target	Actual
Asset Category	2007	2006	2005
Equity Securities	24%	27%	41%	9.0%
Fixed Income Securities	16%	15%	22%	6.4%
Other	60%	58%	37%	5.5%

Total	100%	100%	100%	6.5%

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a fiscal 2006 review of such rates. The plan assets currently do not include holdings of Spectrum common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of all pension assets in the United Kingdom, Germany and the Netherlands.

The Company expects to make minimal contributions to its pension plans in 2007. The Company’s expected future pension benefit payments for fiscal 2007—fiscal 2016 are as follows:

2007	$3.434
2008	3,505
2009	3,666
2010	3,790
2011	4,012
2012 to 2016	23,961

The Company has recorded an additional minimum pension liability of $19,409 and $24,215 at September 30, 2006 and 2005, respectively, to recognize the underfunded position of its benefit plans. An intangible asset of $2,773 and $3,191 at September 30, 2006 and 2005, respectively, equal to the unrecognized prior service cost and net transition obligation of these plans, has also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost, net of tax, $9,668 and $16,702 at September 30, 2006 and 2005, respectively, has been recorded as a component of Accumulated other comprehensive income.

The Company sponsors a supplemental executive retirement plan for eligible employees. Each October 1, the account of each participant is credited by an amount equal to 15% of the participant’s salary. In addition, each quarter each account is credited by an amount equal to 2% of the participant’s account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of the Company. As of September 30, 2006 and 2005, the Company had recorded an obligation of $3,848 and $3,329, respectively, related to the plan.

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for 2006, 2005 and 2004 were $5,900, $4,193 and $1,896, respectively.

For measurement purposes, annual rates of increase of 10.0% in the per capita costs of covered health care benefits were assumed for 2006, 2005 and 2004. The projected annual rates of increase decline incrementally in future years from 11.0% to 4.0%, 10.0% to 3.5% and 10.0% to 4.0%, respectively, for 2006, 2005 and 2004. The health care cost trend rate assumption has a moderate effect on the amounts reported. For example, increasing the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of September 30, 2006 by $563, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2006 by $139. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated postretirement benefit obligation as of September 30, 2006 by $365 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended September 30, 2006, by $92.

(13) Segment Information

As of October 1, 2005, the Company began managing its business in four reportable segments, including: (i) North America, which consists of our legacy battery, shaving and grooming, personal care and portable lighting business (the “Legacy Businesses”) in the United States and Canada and the acquired United lawn and garden and household insect control business (“North America”); (ii) Latin America, which consists of the Legacy Businesses in Mexico, Central America, South America and the Caribbean (“Latin America”); (iii) Europe/ROW, which consists of the Legacy Businesses in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts Legacy Businesses (“Europe/ROW”); and (iv) Global Pet, which consists of the acquired United Pet Group, Tetra and Jungle Labs businesses (together, “Global Pet”). The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

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

The reportable segment profits do not include interest expense, interest income and income tax expense. Also not included in the reportable segments are corporate expenses including purchasing department, corporate general and administrative expense, certain research and development expense, restructuring and related charges and impairment charges. All depreciation and amortization included in Operating income is related to reportable segments or corporate. Costs are identified to reportable segments or corporate, according to the function of each cost center.

All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

Segment information for 2006, 2005 and 2004 is as follows:

Net sales to external customers

	2006	2005	2004
North America	$1,212,447	$1,155,783	$653,963
Europe/ROW	559,893	657,651	617,967
Latin America	236,189	208,077	145,256
Global Pet	543,223	285,643	—

Total segments	$2,551,752	$2,307,154	$1,417,186

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Intersegment net sales

	2006	2005	2004
North America	$59,845	$44,318	$77,835
Europe/ROW	17,490	18,019	15,713
Latin America	1,959	2,904	227
Global Pet	203	—	—

Total segments	$79,497	$65,241	$93,775

Depreciation and amortization

	2006	2005	2004
North America	$50,798	$36,265	$20,485
Europe/ROW	10,561	15,716	16,243
Latin America	4,454	4,981	3,855
Global Pet	21,709	11,589	—

Total segments	$87,522	$68,551	$40,583

Segment profit

	2006	2005	2004
North America(A)	$146,424	$164,769	$130,749
Europe/ROW	55,190	94,552	96,202
Latin America	23,379	19,002	11,717
Global Pet(B)	83,611	28,710	—

Total segments	308,604	307,033	238,668
Corporate expenses	102,760	84,644	71,005
Restructuring and related charges	56,094	26,316	11,443
Goodwill and intangibles impairment	432,978	—	—
Interest expense(C)	176,955	134,053	65,702
Other income, net	(4,097)	(856)	(14)

(Loss) income from continuing operations before income taxes	$(456,086)	$62,876	$90,532

(A)	Fiscal 2005 includes a non-cash charge to Cost of goods sold of $23,135 related to the fair value adjustment, required under generally accepted accounting principles in the United States of America, that was applied to acquired inventory.
(B)	Fiscal 2006 and 2005 include a non-cash charge to Cost of goods sold of $204 and $14,398, respectively, related to the fair value adjustment that was applied to acquired inventory.
(C)	Fiscal 2005 includes $12,033 in debt issuance costs written off in connection with the debt refinancing that occurred at the time of the United acquisition.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Segment total assets

	September 30,
	2006	2005
North America	$1,503,598	$2,246,381
Europe/ROW	551,327	556,534
Latin America	239,635	368,499
Global Pet	1,170,841	790,902

Total segments	3,465,401	3,962,316
Corporate	83,919	59,775

Total assets at year end	$3,549,320	$4,022,091

Segment long-lived assets

	September 30,
	2006	2005
North America	$1,077,125	$1,703,157
Europe/ROW	310,040	343,195
Latin America	134,051	269,015
Global Pet	1,000,897	639,925

Total segments	2,552,113	2,955,292
Corporate	67,392	18,832

Long-lived assets at year end	$2,589,505	$2,974,124

Capital expenditures for segment

	2006	2005	2004
North America	$23,510	$22,802	$14,607
Europe/ROW	18,614	23,200	9,142
Latin America	5,063	8,503	3,143
Global Pet	13,181	8,245	—

Total segments	$60,368	$62,750	$26,892

Geographic Disclosures—Net sales to external customers

	2006	2005	2004
United States	$1,490,853	$1,285,055	$617,359
Outside the United States	1,060,899	1,022,099	799,827

Total net sales to external customers	$2,551,752	$2,307,154	$1,417,186

Geographic Disclosures—Long-lived assets

	September 30,
	2006	2005
United States	$1,938,330	$1,960,936
Outside the United States	651,175	1,013,188

Long-lived assets at year end	$2,589,505	$2,974,124

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(14) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,001, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flow of the Company.

On December 12, 2005, the Company received a request for information from the Atlanta District Office of the SEC which is investigating the Company’s July 28, 2005 disclosure regarding its results for the third quarter ended July 3, 2005 and the Company’s revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. Spectrum Brands continues to cooperate with the Atlanta District Office of the SEC’s investigation into such matters. The Company is unable to predict the outcome of the SEC’s investigation or the timing of its resolution at this time.

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

On October 27, 2006, the Court granted Defendants’ motion to dismiss the consolidated amended complaint, but the Court granted plaintiffs 30 days to re-plead the complaint. On November 22, 2006, plaintiffs filed a motion seeking an extension of time to file an amended complaint and a partial lift of the stay of discovery. Defendants have opposed this motion. The Company believes that this action is without merit and is contesting it vigorously. At this stage of the litigation, the Company cannot make any estimate of a potential loss or range of loss.

On November 6, 2006, a purported shareholder derivative action was filed in the Superior Court of Fulton County for the State of Georgia, on the Company’s behalf, against the Company as nominal defendant, our Board of Directors, Chairman and Chief Executive Officer David A. Jones and Executive Vice President and Chief Financial Officer Randall J. Steward. The plaintiff derivatively claims breaches of fiduciary duty, abuse of control, gross mismanagement and waste against all of the individually named defendants. The plaintiff also derivatively claims that the Company’s Chief Executive Officer and Chief Financial Officer misappropriated confidential company information for personal profit by selling the Company’s stock while in possession of material, non-public information regarding the Company’s financial condition and future business prospects. The plaintiff seeks unspecified damages, profits, the return of all compensation paid by us, costs and attorneys’ fees. This purported derivative action does not seek affirmative relief from the Company. The Company believes that there are substantial legal and factual defenses to the claims and intend to defend them vigorously.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Such litigation includes legal proceedings with Philips in Europe with respect to trademark or other intellectual property rights. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2007	$29,141
2008	25,171
2009	21,415
2010	19,237
2011	16,659
Thereafter	57,601

Total minimum lease payments	$169,224

All of the leases expire during the years 2007 through 2018. Total rental expenses were $29,468, $17,267 and $16,344 for 2006, 2005 and 2004, respectively.

(15) Related Party Transactions

The Company’s previous employment agreement with its Chief Executive Officer (“CEO”), granted him the right to purchase his Spectrum-owned home for one dollar. In April 2004, the CEO waived such right in exchange for the Company paying him the fair market value of the property, $993, plus an amount equal to 50% of leasehold improvements to the property of $38.

On February 7, 2005, the Company acquired all of the equity interests of United pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among the Company, Lindbergh Corporation and United dated as of January 3, 2005 filed as an exhibit to the Current Report on Form 8-K filed by the Company on January 4, 2005. Pursuant to the terms of the Merger Agreement, Lindbergh Corporation merged with and into United, with United continuing as the surviving corporation (the “Merger”). The purchase price for the acquisition, excluding fees and expenses, consisted of $70,000 in cash, 13,750 shares of the Company’s Common Stock and the assumption of outstanding United indebtedness, which was $911,500 as of January 21, 2005. The purchase price was determined through negotiations between representatives of the Company, who were operating under supervision and direction of an acquisition committee of the Board of Directors of the Company, and representatives of United.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In connection with the acquisition of United, the Company entered into certain agreements with UIC Holdings, L.L.C. (“Holdings”), the majority stockholder of United as of the date the Company entered into the definitive agreement to acquire United, Thomas H. Lee Partners, L.P. and certain of its affiliates and certain former stockholders of United. The agreements are described further below.

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

The Company is the lessee of several operating facilities from Rex Realty, Inc., a company owned by certain of the Company’s stockholders and operated by a former United executive and past member of United’s Board of Directors. These affiliate leases expire at various dates through December 31, 2010. The Company has options to terminate the leases by giving advance notice of at least one year. The Company also leases a portion of its operating facilities from the same company under a sublease agreement expiring on December 31 each year with minimum annual rentals of $700. The term of the sublease agreement shall automatically be extended on a year-to-year basis from January 1 through December 31 of each year through and until December 31, 2010, unless either party elects to terminate such year-to-year extension by giving termination notice in which case, the term shall terminate at the end of the year following the year during which such termination notice is given.

(16) Restructuring and Related Charges

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

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to,

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

termination and related costs, any asset impairments relating to the functional areas described above and other costs directly related to the initiatives implemented. Restructuring and related charges are not reflected in the segment disclosures included in Note 13, Segment Information.

The following table summarizes restructuring and related charges incurred by segment:

	2006	2005	2004
Cost of goods sold:
North America	$1,385	$—	$(781)
Europe/ROW	15,212	10,241	—
Latin America	—	—	—
Global Pet	5,855	255	—

Total restructuring and related charges in cost of goods sold	22,452	10,496	(781)

Operating expense:
North America	22,940	15,652	9,621
Europe/ROW	7,936	(30)	2,603
Latin America	—	—	—
Global Pet	2,766	198	—

Total restructuring and related charges in operating expense	33,642	15,820	12,224

Total restructuring and related charges	$56,094	$26,316	$11,443

The following table summarizes restructuring and related charges incurred by type of charge:

	2006	2005	2004
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$259	$8,276	$—
Other associated costs	—	1,965	—
United & Tetra integration:
Termination benefits	5,430	255	—
Other associated costs	1,810	—	—
European initiatives:
Termination benefits	14,953	—	—
Other initiatives:
Other associated costs	—	—	(781)

Total included in cost of goods sold	$22,452	$10,496	$(781)

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$23,915	$12,742	$—
Other associated costs	1,791	4,495	—
European initiatives:
Termination benefits	7,936	—	—
Other initiatives:
Termination benefits	—	194	8,297
Other associated costs	—	(1,611)	3,927

Total included in operating expenses	$33,642	$15,820	$12,224

Total restructuring and related charges	$56,094	$26,316	$11,443

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2006 Restructuring Initiatives

The Company has implemented a series of initiatives in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (“European Initiatives”). These initiatives include the reduction of certain operations at the Ellwangen, Germany packaging center and relocating such operations to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring the sales, marketing and support functions. As a result, the Company will reduce headcount in Europe by approximately 350, or 24%. The Company incurred $22,889 of pretax restructuring and related charges in 2006 in connection with the European Initiatives. Costs associated with these initiatives, expected to be incurred through June 2007, relate primarily to severance and are projected at $29,000, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during fiscal 2006:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$—	$—	$—
Provisions	19,463	—	19,463
Cash expenditures	(6,542)	—	(6,542)

Accrual balance at September 30, 2006	$12,921	$—	$12,921

Expensed as incurred(A)	$3,426	$—	$3,426

(A)	Consists of amounts not impacting accrual for restructuring and related charges.

2005 Restructuring Initiatives

In April 2005, the Company announced the closure of its Breitenbach, France zinc carbon manufacturing facility. Costs associated with this initiative total approximately $11,000. The Company incurred $259 and $10,241 of pretax restructuring and related charges in 2006 and 2005, respectively, in connection with this closure.

In connection with the acquisitions of United and Tetra in 2005, the Company announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives include: integrating all of United’s Home & Garden administrative services, sales and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United Pet Group’s and Tetra’s administrative, manufacturing and distribution facilities.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as the Company begins to optimize its pet operations, two pet supplies facilities in Brea, California and Hazleton, Pennsylvania were closed in 2005.

The Company recorded $32,946 and $17,492 of pretax restructuring and related charges in 2006 and 2005, respectively, in connection with its integration of businesses acquired in 2005. Cash costs of these integration initiatives incurred in 2006 were approximately $31,000, which include approximately $17,000 of cash pay downs on previously established accruals for employee retention payment arrangements.

The Company’s integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through fiscal 2008. Costs associated with integration efforts are expected to total approximately $85,000, of which approximately $65,000 will be cash costs and $20,000 will be non-cash. In fiscal 2007, the Company expects to incur $30,000 to $35,000 of costs associated with the integration, which includes $20,000 to $25,000 of cash costs.

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that occurred during fiscal 2006:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$15,345	$—	$15,345
Provisions	13,577	—	13,577
Cash expenditures	(17,334)	(13)	(17,347)
Non-cash expenditures	(474)	—	(474)

Accrual balance at September 30, 2006	$11,114	$(13)	$11,101

Expensed as incurred(A)	$8,809	$10,819	$19,628

(A)	Consists of amounts not impacting accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions (A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2005	$3,336	$—	$3,336
Liability recognized	8,128	25,036	33,164
Cash expenditures	(2,755)	(903)	(3,658)
Non-cash expenditures	—	(12,810)	(12,810)

Accrual balance at September 30, 2006	$8,709	$11,323	$20,032

(A)	Provisions for costs to exit activities of the acquired United and Tetra businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Pet and Lawn & Garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of EITF 95-3 “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination.”

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2004 Restructuring Initiatives

In 2004, in connection with the September 2003 acquisition of Remington, the Company committed to and announced a series of initiatives to position itself for future growth opportunities and to optimize the global resources of the combined companies. These initiatives include: integrating all of Remington’s North America administrative services, marketing, sales, and customer service functions into the Company’s North America headquarters in Madison, Wisconsin; moving Remington’s Bridgeport, Connecticut manufacturing operations to the Company’s Portage, Wisconsin manufacturing location; creation of a global product development group in the Company’s technology center in Madison, Wisconsin; closing Remington’s Service Centers in the United States and the United Kingdom; consolidating distribution centers; and moving the Company’s corporate headquarters to Atlanta, Georgia. The Company also announced the integration of its sales and marketing organizations throughout continental Europe. All activities associated with the 2004 restructuring initiatives have been completed, and the remaining cash payments of approximately $340, which primarily relate to termination benefits, will be made in fiscal 2007.

(17) Acquisitions

Acquisition of Jungle Labs

On September 1, 2005, the Company acquired Jungle Labs for approximately $29,000, which included $26,000 cash consideration at closing, $1,000 paid after closing and $2,000 of non-compete arrangements to be earned and paid through August 31, 2007. The aggregate purchase price included acquisition related expenditures of approximately $200. Cash acquired totaled approximately $600. The purchase agreement also contains a provision for contingent earnout payments not to exceed $3,500. The total earnout calculation is based upon net sales of Jungle Labs products through August 31, 2007. Such amounts to be paid, if any, will be recorded as additional acquisition consideration. Based in San Antonio, Texas, Jungle Labs is a leading manufacturer and marketer of premium water and fish care products, including water conditioners, plant and fish foods, fish medications and other products designed to maintain an optimal environment in aquariums or ponds. Jungle Labs generates annual revenues of approximately $14,000. The financial results of Jungle Labs are included in the Global Pet business segment within the Company’s condensed consolidated results.

As of September 1, 2005
Current assets	$3,000
Property, plant, and equipment	1,000
Intangible assets	10,000
Goodwill	19,000

Total assets acquired	33,000
Current liabilities	3,000
Short-term debt	—
Long-term liabilities	3,000

Total liabilities assumed	6,000

Net assets acquired	$27,000
Less: Cash acquired	(600)

Payments for acquisitions	$26,400

None of the goodwill acquired in this transaction is deductible for tax purposes. See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the Jungle Labs acquisition.

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

As of April 29, 2005
Current assets	$89,000
Property, plant, and equipment	35,000
Intangible assets	234,000
Goodwill	326,000
Other assets	9,000

Total assets acquired	693,000
Current liabilities	34,000
Short-term debt	—
Long-term liabilities	96,000

Total liabilities assumed	130,000

Net assets acquired	$563,000
Less: Cash acquired	(13,000)

Payments for acquisitions	$550,000

None of the goodwill acquired in this transaction is deductible in the determination of income taxes. See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the Tetra acquisition

Acquisition of United

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden care and household insect control markets in North America and a leading supplier of specialty pet products to the pet supply industry in the United States. The acquisition of United allows the Company to gain significant presence in several new consumer products markets, including categories that will significantly diversify the Company’s revenue base. Subsequent to the acquisition, the financial results of the lawn and garden and household insect control business of United are included in the North America business segment and the financial results of the pet business of United are included in the Global Pet business segment within the Company’s consolidated results.

The aggregate purchase price was approximately $1,490,000, net of cash acquired of approximately $14,000. The purchase price consisted of cash consideration of approximately $1,051,000 and common stock totaling approximately $439,000. The aggregate purchase price included acquisition related expenditures of approximately $22,000. The value of common stock was determined based on 13,750 shares at $31.94 per share.

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

As of February 7, 2005
Current assets	$401,000
Property, plant, and equipment	91,000
Intangible assets	500,000
Goodwill	780,000
Other assets	61,000

Total assets acquired	1,833,000
Current liabilities	149,000
Short-term debt	14,000
Long-term liabilities	166,000

Total liabilities assumed	329,000

Net assets acquired	$1,504,000
Less: Cash acquired	(14,000)

Payments for acquisitions	$1,490,000

Approximately $433,000 of the total goodwill acquired in this transaction is expected to be deductible in the determination of income taxes. See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the United acquisition

Acquisition of Microlite

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The total cash paid at closing for Microlite was approximately $30,000, including approximately $21,100 in purchase price, approximately $7,000 of contingent consideration paid in advance, and approximately $1,900 of acquisition related expenditures, plus approximately $8,000 of assumed debt. Tabriza earned the contingent consideration paid in advance plus additional contingent consideration of approximately $9,000 based upon Microlite’s attainment of certain earnings targets through June 30, 2005. Tabriza is obligated to transfer Microlite’s remaining outstanding capital stock to the Company after receipt of the contingent consideration. During 2005, the Company completed the valuation of the Microlite trade name. As a result, approximately $21,685 (using exchange rates in effect as of September 30, 2004) was assigned to the value of this trade name in Brazil with a corresponding reduction to goodwill. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition using the exchange rates in effect as of that date.

As of May 28, 2004
Current assets	$8,000
Property, plant, and equipment	18,000
Intangible assets	—
Goodwill	54,000
Other assets	21,000

Total assets acquired	101,000
Current liabilities	18,000
Short-term debt	9,000
Long-term liabilities	44,000

Total liabilities assumed	71,000

Net assets acquired	$30,000
Less: Cash acquired	(200)

Payments for acquisitions	$29,800

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, the legality and constitutionality of the IPI “presumed” credits is currently being revisited by the Brazilian Federal Supreme Court. It is not certain when a final and definitive ruling will be issued. At September 30, 2006, these amounts totaled approximately $39,017 and are included in Other long-term liabilities in the Consolidated Balance Sheets, however, ultimate resolution of this matter by the Brazilian Supreme Court could result in a liability less than or in excess of amounts accrued.

None of the goodwill acquired in this transaction is deductible for tax purposes. See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the Microlite acquisition

Acquisition of Ningbo

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

None of the goodwill acquired in this transaction is deductible for tax purposes. See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the Ningbo acquisition.

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

	2006	2005		2004
Net sales
Reported net sales	$2,551,751	$2,307,154		$1,417,186
United pro forma adjustments	—	217,551		937,543
Tetra pro forma adjustments	—	137,003		231,804
Microlite pro forma adjustments	—	—		37,618

Pro forma net sales	$2,551,751	$2,661,708		$2,624,151

Income from continuing operations
Reported (loss) income from continuing operations	$(428,452)	$41,363	(A)	$56,160
United pro forma adjustments	—	(23,773	)(B)	111,812	(C)
Tetra pro forma adjustments	—	6,460		12,024
Microlite pro forma adjustments	—	—		(10,687	)(D)

Pro forma (loss) income from continuing operations	$(428,452)	$24,050		$169,309

Pro forma basic earnings per share
(Loss) income from continuing operations	$(8.66)	$0.85		$1.19
United pro forma adjustments	—	(0.48)		2.37
Tetra pro forma adjustments	—	0.13		0.25
Microlite pro forma adjustments	—	—		(0.23)

Pro forma (loss) income from continuing operations	$(8.66)	$0.50		$3.58

Pro forma diluted earnings per share
(Loss) income from continuing operations	$(8.66)	$0.82		$1.16
United pro forma adjustments	—	(0.48)		2.31
Tetra pro forma adjustments	—	0.13		0.25
Microlite pro forma adjustments	—	—		(0.22)

Pro forma (loss) income from continuing operations	$(8.66)	$0.47		$3.50

(A)	Reported income from continuing operations includes certain charges and other items related to the Tetra and United acquisitions that are not expected to recur. For 2005, these charges include approximately $38,000 charged to Cost of goods sold related to the fair value adjustment applied to acquired inventory for United and Tetra and the write-off of approximately $12,000 of debt issuance costs charged to interest expense related to the debt refinancing that occurred in connection with the acquisition.
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

(18) Subsequent Events

As previously disclosed, the Company has engaged advisors to assist with a sale of various assets in order for the Company to sharpen its focus on strategic growth businesses, reduce its outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, the Company has entered into discussions to dispose of certain of its assets. The assets which are the subject of such discussions, subject to negotiations of a definitive sales agreement, consist primarily of: inventory of approximately $120,000; goodwill and intangible assets of approximately $600,000; and property plant and equipment of approximately $40,000, as well as, executory contracts related to the assets to be disposed. The Company currently expects that any such sale would be consummated during the second quarter of fiscal 2007.

On December 12, 2006, the Company reached agreement with its Senior Lenders to amend the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with its Senior Credit Facilities effective for the periods ended December 31, 2006 and April 1, 2007. The amendment raises the interest rate on all of the Company’s debt under its Senior Credit Facilities by 0.25% per annum until the Company prepays at least $500,000 in principal amount of its term loans with proceeds from the sale of certain of its assets. The Company’s ability to comply with future debt covenants beyond the first quarter of fiscal 2007, ending December 31, 2006, will depend on its ability to consummate the disposal of the above mentioned assets on favorable contractual terms. In connection with the amendment, the Company incurred approximately $1,285 of fees which are being amortized over the remaining term of its Senior Credit Facilities. Failure to comply with the financial covenants and other provisions could materially and adversely affect the Company’s ability to finance its future operations or capital needs and could create a default under such instrument and cause all amounts borrowed to become due and payable immediately. In the event of default under the Senior Credit Facilities, the amounts outstanding under its Senior Subordinated Notes would also be subject to acceleration.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(19) Quarterly Results (unaudited)

	Quarter Ended
	September 30, 2006	July 2, 2006	April 2, 2006	January 1, 2006
Net sales	$608,402	$698,269	$625,121	$619,960
Gross profit	210,835	265,475	233,695	243,229
Net (loss) income	(439,397)	2,545	563	2,317
Basic net (loss) income per common share	$(8.88)	$0.05	$0.01	$0.05
Diluted net (loss) income per common share	$(8.88)	$0.05	$0.01	$0.05

	Quarter Ended
	September 30, 2005(A)	July 3, 2005	April 3, 2005	January 2, 2005
Net sales(B)	$587,629	$707,791	$520,965	$490,769
Gross profit(B)	215,471	270,153	185,542	198,357
Net (loss) income	(2,877)	23,711	(1,931)	27,929
Basic net (loss) income per common share(C)	$(0.06)	$0.48	$(0.04)	$0.82
Diluted net (loss) income per common share(C)	$(0.06)	$0.46	$(0.04)	$0.79

(A)	Net sales, gross margin and net income in the fourth quarter of 2005 excluded the benefit of approximately $4,867, $1,867 and $1,042, respectively, related to net sales which were not recorded pursuant to contractual revenue recognition terms. The Company believes that this adjustment, if applied retroactively, would not have had a material effect on the quarterly results for previous periods as reported.
(B)	Amounts adjusted to exclude the effect of the Nu-Gro Pro and Tech discontinued operations. See Note 11, Discontinued Operations, for additional information.
(C)	Due to rounding and the method required by SFAS 128, “Earnings Per Share,” to calculate per share data, the quarterly per share data does not total the full year per share data shown on the Consolidated Statements of Operations.

(20) Consolidating Financial Statements

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

On March 29, 2004, Remington Products Company, L.L.C. (previously a guarantor subsidiary) merged with Spectrum Brands, Inc. (the parent company). As a result of the merger, the results of operations and cash flows of Remington Products Company, L.L.C. are included with Spectrum Brands, Inc. for fiscal 2004.

Consolidating Balance Sheet

September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,676	$1,376	$24,378	$—	$28,430
Receivables:
Trade accounts receivables, net of allowances	99,605	42,360	187,315	—	329,280
Other	40,203	201,810	23,847	(229,608)	36,252
Inventories	221,545	53,633	192,688	(7,194)	460,672
Deferred income taxes	33,787	10,565	4,294	1,755	50,401
Assets held for sale	337	—	3,162	—	3,499
Prepaid expenses and other	25,601	3,288	22,392	—	51,281

Total current assets	423,754	313,032	458,076	(235,047)	959,815
Property, plant and equipment, net	80,809	63,506	167,524	—	311,839
Deferred charges and other	782,811	(307,735)	(115,389)	(310,659)	49,028
Goodwill	306,639	452,526	368,695	2,324	1,130,184
Intangible assets, net	167,755	676,236	217,284	(188)	1,061,087
Debt issuance costs	37,367	—	—	—	37,367
Investments in subsidiaries	5,170,220	4,399,464	3,763,656	(13,333,340)	—

Total assets	$6,969,355	$5,597,029	$4,859,846	$(13,876,910)	$3,549,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$29,715	$—	$36,082	$(23,084)	$42,713
Accounts payable	401,385	186,406	173,280	(451,960)	309,111
Accrued liabilities:
Wages and benefits	7,641	7,028	26,282	—	40,951
Income taxes payable	10,797	2,753	8,948	—	22,498
Restructuring and related charges	17,258	14,435	13,833	—	45,526
Accrued interest	36,333	—	641	—	36,974
Liabilities held for sale	—	—	—	—	—
Other	18,241	4,882	41,717	—	64,840

Total current liabilities	521,370	215,504	300,783	(475,044)	562,613
Long-term debt, net of current maturities	2,214,332	(13,215)	70,232	(36,891)	2,234,458
Employee benefit obligations, net of current portion	26,556	5,386	44,951	—	76,893
Deferred income taxes	(41,143)	219,134	(21,413)	—	156,578
Other	732	—	65,829	—	66,561

Total liabilities	2,721,847	426,809	460,382	(511,935)	3,097,103
Shareholders’ equity:
Common stock	674	547	537,237	(537,784)	674
Additional paid-in capital	651,526	1,488,337	4,413,930	(5,902,149)	651,644
(Accumulated deficit) Retained earnings	(126,084)	35,527	(115,942)	39,842	(166,657)
Accumulated other comprehensive income (loss)	3,794,475	3,645,809	(435,761)	(6,964,884)	39,639

	4,320,591	5,170,220	4,399,464	(13,364,975)	525,300
Less treasury stock, at cost	(73,083)	—	—	—	(73,083)

Total shareholders’ equity	4,247,508	5,170,220	4,399,464	(13,364,975)	452,217

Total liabilities and shareholders’ equity	$6,969,355	$5,597,029	$4,859,846	$(13,876,910)	$3,549,320

Consolidating Statement of Operations

Year Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$1,067,708	$522,960	$1,106,467	$(145,383)	$2,551,752
Cost of goods sold	662,993	372,198	685,413	(144,538)	1,576,066
Restructuring and related charges	—	4,682	17,770	—	22,452

Gross profit	404,715	146,080	403,284	(845)	953,234
Operating expenses:
Selling	240,462	70,444	246,505	(112)	557,299
General and administrative	183,836	(62,378)	60,517	—	181,975
Research and development	20,969	5,252	4,347	—	30,568
Restructuring and related charges	22,793	2,766	8,083	—	33,642
Goodwill and intangibles impairment	—	142,919	290,059	—	432,978

	468,060	159,003	609,511	(112)	1,236,462

Operating (loss) income	(63,345)	(12,923)	(206,227)	(733)	(283,228)

Interest expense	112,850	40,028	23,409	688	176,955
Other expense (income), net	329,890	246,844	(1,274)	(579,557)	(4,097)

(Loss) income from continuing operations before income taxes	(506,085)	(299,795)	(228,362)	578,136	(456,086)
Income tax (benefit) expense	(44,179)	22,032	(6,068)	581	(27,634)

(Loss) income from continuing operations	(461,906)	(321,827)	(222,294)	577,575	(428,452)
Income (loss) from discontinued operations, net of tax	29,195	11,100	(45,815)	—	(5,520)

Net (loss) income	$(432,711)	$(310,727)	$(268,109)	$577,575	$(433,972)

Consolidating Statement of Cash Flows

Year Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(514,341)	$198,632	$291,172	$69,066	$44,529
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,888)	(5,427)	(32,053)	—	(60,368)
Proceeds from sale of property, plant, and equipment	4,831	—	608	—	5,439
Proceeds from sale of assets held for sale	10,641	—	—	—	10,641
Payments for acquisitions, net of cash acquired	(7,363)	(1,728)	(9,410)	—	(18,501)
Intercompany investments	(337,386)	178,635	158,751	—	—

Net cash (used) provided by investing activities of continuing operations	(352,165)	171,480	117,896	—	(62,789)
Net cash provided by investing activities of discontinued operations	—	—	83,430	—	83,430

Net cash (used) provided by investing activities	(352,165)	171,480	201,326	—	20,641
Cash flows from financing activities:
Reduction of debt	(817,498)	—	(138,570)	—	(956,068)
Proceeds from debt financing	817,719	—	80,801	—	898,520
Debt issuance costs	(5,236)	—	—	—	(5,236)
Payments of capital lease obligations	—	—	(4,131)	—	(4,131)
Proceeds from exercise of stock options	365	—	—	—	365
Stock option income tax benefit	80	—	—	—	80
Proceeds from (advances related to) intercompany transactions	857,996	(371,393)	(417,537)	(69,066)	—

Net cash provided (used) by financing activities	853,426	(371,393)	(479,437)	—	(66,470)
Effect of exchange rate changes on cash and cash equivalents	—	—	(122)	—	(122)

Net (decrease) increase in cash and cash equivalents	(13,080)	(1,281)	12,939	—	(1,422)
Cash and cash equivalents, beginning of period	15,756	2,657	11,439	—	29,852

Cash and cash equivalents, end of period	$2,676	$1,376	$24,378	$—	$28,430

Consolidating Balance Sheet

September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$15,756	$2,657	$11,439	$—	$29,852
Receivables:
Trade accounts receivables, net of allowances	68,532	95,614	198,253	—	362,399
Other	219,245	343,593	97,524	(649,366)	10,996
Inventories	129,684	121,166	203,892	(3,189)	451,553
Deferred income taxes	8,177	17,072	12,227	1,755	39,231
Assets held for sale	3,846	101,485	2,843	—	108,174
Prepaid expenses and other	16,620	7,353	21,789	—	45,762

Total current assets	461,860	688,940	547,967	(650,800)	1,047,967
Property, plant and equipment, net	77,436	56,138	170,749	—	304,323
Deferred charges and other	1,036,345	506,348	205,725	(1,701,043)	47,375
Goodwill	690,923	115,823	622,271	—	1,429,017
Intangible assets, net	248,365	710,066	196,154	(188)	1,154,397
Debt issuance costs	39,012	—	—	—	39,012
Investments in subsidiaries	5,122,715	4,537,653	3,737,107	(13,397,475)	—

Total assets	$7,676,656	$6,614,968	$5,479,973	$(15,749,506)	$4,022,091

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$242,725	$351	$31,420	$(235,188)	$39,308
Accounts payable	488,829	186,486	58,798	(452,159)	281,954
Accrued liabilities:
Wages and benefits	8,861	7,449	31,600	—	47,910
Income taxes payable	4,193	2,208	34,067	—	40,468
Restructuring and related charges	4,041	8,687	4,250	—	16,978
Accrued interest	31,242	—	287	—	31,529
Liabilities held for sale	—	22,294	—	—	22,294
Other	16,340	19,298	41,297	—	76,935

Total current liabilities	796,231	246,773	201,719	(687,347)	557,376
Long-term debt, net of current maturities	2,244,349	1,029,652	612,811	(1,618,787)	2,268,025
Employee benefit obligations, net of current portion	29,784	4,277	44,449	—	78,510
Deferred income taxes	(20,265)	211,131	17,385	—	208,251
Other	823	420	65,956	—	67,199

Total liabilities	3,050,922	1,492,253	942,320	(2,306,134)	3,179,361
Shareholders’ equity:
Common stock	666	451	536,269	(536,720)	666
Additional paid-in capital	635,190	997,248	4,309,209	(5,306,338)	635,309
Retained earnings	309,674	358,419	156,094	(556,872)	267,315
Accumulated other comprehensive income	3,751,024	3,766,597	(463,919)	(7,043,442)	10,260

	4,696,544	5,122,715	4,537,653	(13,443,372)	913,550
Less treasury stock, at cost	(70,820)	—	—	—	(70,820)

Total shareholders’ equity	4,625,734	5,122,715	4,537,653	(13,443,372)	842,730

Total liabilities and shareholders’ equity	$7,676,656	$6,614,968	$5,479,973	$(15,749,506)	$4,022,091

Consolidating Statement of Operations

Year Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$565,707	$821,406	$1,031,320	$(111,279)	$2,307,154
Cost of goods sold	339,367	569,903	628,210	(110,345)	1,427,135
Restructuring and related charges	—	255	10,241	—	10,496

Gross profit	226,340	251,248	392,869	(934)	869,523
Operating expenses:
Selling	114,850	139,296	221,924	(430)	475,640
General and administrative	57,224	33,286	62,141	—	152,651
Research and development	22,760	3,507	3,072	—	29,339
Restructuring and related charges	6,074	9,240	506	—	15,820

	200,908	185,329	287,643	(430)	673,450

Operating income	25,432	65,919	105,226	(504)	196,073
Interest expense	129,448	177	4,428	—	134,053
Other (income) expense, net	(143,484)	17,910	24,172	100,546	(856)

Income from continuing operations before income taxes	39,468	47,832	76,626	(101,050)	62,876
Income tax expense	(8,442)	(1,132)	31,175	(88)	21,513

Income from continuing operations	47,910	48,964	45,451	(100,962)	41,363
Income from discontinued operations, net of tax	—	—	5,469	—	5,469

Net income	$47,910	$48,964	$50,920	$(100,962)	$46,832

Consolidating Statement of Cash Flows

Year Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities	$167,732	$(21,391)	$70,254	$—	$216,595
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,795)	(9,653)	(36,302)	—	(62,750)
Proceeds from sale of property, plant, and equipment	15	9	153	—	177
Payments for acquisitions, net of cash acquired	(1,152,283)	(26,000)	(451,872)	—	(1,630,155)
Intercompany investments	(523,789)	332,358	191,431	—	—

Net cash used by investing activities of continuing operations	(1,692,852)	296,714	(296,590)	—	(1,692,728)
Net cash used by investing activities of discontinued operations	—	—	(1,100)	—	(1,100)

Net cash used by investing activities	(1,692,852)	296,714	(297,690)	—	(1,693,828)
Cash flows from financing activities:
Reduction of debt	(1,080,951)	—	—	—	(1,080,951)
Proceeds from debt financing	2,563,132	—	18,246	—	2,581,378
Debt issuance costs	(31,713)	—	—	—	(31,713)
Payments of capital lease obligations	(1,174)	—	(7,700)	—	(8,874)
Proceeds from exercise of stock options	18,413	—	—	—	18,413
Stock option income tax benefit	10,732	—	—	—	10,732
Payments from officers/shareholders	3,605	—	—	—	3,605
Proceeds from (advances related to) intercompany transactions	58,656	(272,719)	214,063	—	—

Net cash provided (used) by financing activities	1,540,700	(272,719)	224,609	—	1,492,590
Net used by discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	524	—	524

Net increase (decrease) in cash and cash equivalents	15,580	2,604	(2,303)	—	15,881
Cash and cash equivalents, beginning of period	176	53	13,742	—	13,971

Cash and cash equivalents, end of period	$15,756	$2,657	$11,439	$—	$29,852

Consolidating Statement of Operations

Year Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$661,832	$56,384	$809,006	$(110,036)	$1,417,186
Cost of goods sold	386,914	54,692	481,099	(110,811)	811,894
Restructuring and related charges	(891)	—	110	—	(781)

Gross profit	275,809	1,692	327,797	775	606,073

Operating expenses:
Selling	123,837	954	168,653	(326)	293,118
General and administrative	77,270	(16,429)	60,478	—	121,319
Research and development	20,332	—	2,860	—	23,192
Restructuring and related charges	9,621	—	2,603	—	12,224

	231,060	(15,475)	234,594	(326)	449,853

Operating income	44,749	17,167	93,203	1,101	156,220

Interest expense	62,411	—	3,291	—	65,702
Other income, net	(77,166)	(72,707)	(9,882)	159,741	(14)

Income from continuing operations before income taxes	59,504	89,874	99,794	(158,640)	90,532
Income tax expense	3,369	722	29,862	419	34,372

Income from continuing operations	56,135	89,152	69,932	(159,059)	56,160
(Loss) income from discontinued operations, net of tax	(1,037)	—	657	—	(380)

Net income	$55,098	$89,152	$70,589	$(159,059)	$55,780

Consolidating Statement of Cash Flows

Year Ended September 30, 2004

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided by operating activities	$5,747	$2,881	$88,785	$(1,308)	$96,105
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,607)	—	(12,285)	—	(26,892)
Proceeds from sale of property, plant, and equipment	30	—	—	—	30
Payments for acquisitions, net of cash acquired	(3,430)	—	(38,284)	—	(41,714)
Intercompany investments	(56,325)	(56,225)	56,225	56,325	—

Net cash used by investing activities	(74,332)	(56,225)	5,656	56,325	(68,576)
Cash flows from financing activities:
Reduction of debt	(380,341)	—	(11,507)	—	(391,848)
Proceeds from debt financing	241,500	—	—	—	241,500
Debt issuance costs	(1,350)	—	—	—	(1,350)
Payments of capital lease obligations	(110)	—	—	—	(110)
Proceeds from exercise of stock options	21,127		—	—	21,127
Stock option income tax benefit	8,766	—	—	—	8,766
Proceeds from (advances related to) intercompany transactions	83,414	53,350	(80,439)	(56,325)	—

Net cash (used) provided by financing activities	(26,994)	53,350	(91,946)	(56,325)	(121,915)
Effect of exchange rate changes on cash and cash equivalents	11,914	—	(10,472)	1,308	2,750

Net (decrease) increase in cash and cash equivalents	(83,665)	6	(7,977)	—	(91,636)
Cash and cash equivalents, beginning of period	83,841	47	21,719	—	105,607

Cash and cash equivalents, end of period	$176	$53	$13,742	$—	$13,971

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2006, 2005 and 2004 (In thousands)

Column A	Column B	Column C Additions		Column D	Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Related to Acquisitions Completed	Deductions	Balance at End of Period
September 30, 2006:
Accounts receivable allowances	$20,262	$7,838	$—	$6,706	$21,394
September 30, 2005:
Accounts receivable allowances	$23,071	$5,529	$3,250	$11,588	$20,262
September 30, 2004:
Accounts receivable allowances	$22,911	$2,206	$3,879	$5,925	$23,071

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

DATE: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ David A. Jones David A. Jones	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Randall J. Steward Randall J. Steward	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Anthony L. Genito Anthony L. Genito	Senior Vice President Finance (Principal Accounting Officer)

/s/ Kent J. Hussey Kent J. Hussey	Chief Operating Officer and Director

/s/ Thomas R. Shepherd Thomas R. Shepherd	Lead Director

/s/ John D. Bowlin John D. Bowlin	Director

/s/ Charles A. Brizius Charles A. Brizius	Director

/s/ William P. Carmichael William P. Carmichael	Director

/s/ John S. Lupo John S. Lupo	Director

/s/ Scott A. Schoen Scott A. Schoen	Director

/s/ Barbara S. Thomas Barbara S. Thomas	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.6	Amended and Restated Employment Agreement dated as of the 22nd day of December, 2005, by and between the Company and David R Lumley (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2006).

Exhibit 10.7	Employment Agreement, dated as of April 1, 2005, by and between the Company and John A. Heil.*

Exhibit 10.8	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.9	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.10	Amendment No. 2, dated December 12, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit 10.11	Amendment No. 3, dated May 9, 2006, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2006).

Exhibit 10.12	Amendment No. 4, dated December 12, 2006, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A.*

Exhibit 10.13	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.14	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.16	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.17	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.18	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.19	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.20	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.21	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.22	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.23	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.24	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.25	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.26	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.27	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.28	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.29	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 21.1	Subsidiaries of the Registrant*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith