Form 10-Q
period 2006-12-31
Spectrum Brands, Inc.
filed 2007-02-09
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 7, 2007, was 52,458,956.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED December 31, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

December 31, 2006 and September 30, 2006

(Unaudited)

(Amounts in thousands, except per share figures)

	December 31, 2006	September 30, 2006
-ASSETS-
Current assets:
Cash and cash equivalents	$37,980	$28,430
Receivables, less allowance for doubtful accounts of $24,056 and $21,394, respectively	337,363	365,532
Inventories	337,125	460,672
Assets held for sale	763,399	3,499
Deferred income taxes	47,520	50,401
Prepaid expenses and other	41,164	51,281

Total current assets	1,564,551	959,815
Property, plant and equipment, net	268,125	311,839
Goodwill	846,360	1,130,184
Intangible assets, net	843,162	1,061,087
Deferred charges and other	48,129	49,028
Debt issuance costs	36,771	37,367

Total assets	$3,607,098	$3,549,320

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$52,333	$42,713
Accounts payable	223,647	309,111
Liabilities held for sale	67,860	—
Accrued liabilities	212,436	210,789

Total current liabilities	556,276	562,613
Long-term debt, net of current maturities	2,328,191	2,234,458
Employee benefit obligations, net of current portion	78,376	76,893
Deferred income taxes	129,814	156,578
Other	63,826	66,561

Total liabilities	3,156,483	3,097,103
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 68,424 and 67,422 shares, respectively; outstanding 52,416 and 51,491 shares, respectively	683	674
Additional paid-in capital	655,442	651,644
Accumulated deficit	(185,465)	(166,657)
Accumulated other comprehensive income	53,703	39,639

	524,363	525,300
Less treasury stock, at cost, 16,008 and 15,931 shares, respectively	(73,748)	(73,083)

Total shareholders’ equity	450,615	452,217

Total liabilities and shareholders’ equity	$3,607,098	$3,549,320

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended December 31, 2006 and January 1, 2006

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS
	2007	2006
Net sales	$564,552	$566,252
Cost of goods sold	349,677	341,017
Restructuring and related charges	5,951	1,296

Gross profit	208,924	223,939
Selling	125,971	108,300
General and administrative	37,068	39,777
Research and development	6,933	7,119
Restructuring and related charges	1,390	1,171

Total operating expenses	171,362	156,368

Operating income	37,562	67,572
Interest expense	31,743	29,782
Other expense, net	951	1,487

Income from continuing operations before income taxes	4,868	36,303
Income tax expense	1,448	13,378

Income from continuing operations	3,420	22,925
Loss from discontinued operations, net of tax	(22,228)	(20,608)

Net (loss) income	$(18,808)	$2,317

Basic earnings per share:
Weighted average shares of common stock outstanding	49,842	49,440
Income from continuing operations	$0.07	$0.46
Loss from discontinued operations	(0.45)	(0.41)

Net (loss) income	$(0.38)	$0.05

Diluted earnings per share:
Weighted average shares and equivalents outstanding	49,842	50,610
Income from continuing operations	$0.07	$0.45
Loss from discontinued operations	(0.45)	(0.40)

Net (loss) income	$(0.38)	$0.05

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 31, 2006 and January 1, 2006

(Unaudited)

(Amounts in thousands)

	THREE MONTHS
	2007	2006
Cash flows from operating activities:
Income from continuing operations	$3,420	$22,925
Non-cash adjustments to income from continuing operations:
Depreciation	10,454	9,907
Amortization	7,179	6,952
Amortization of debt issuance costs	1,881	1,546
Other non-cash adjustments	(7,364)	4,932
Net changes in assets and liabilities, net of acquisitions and discontinued operations	(56,370)	(30,135)

Net cash (used) provided by operating activities of continuing operations	(40,800)	16,127
Net cash used by operating activities of discontinued operations	(31,121)	(12,871)

Net cash (used) provided by operating activities	(71,921)	3,256

Cash flows from investing activities:
Purchases of property, plant and equipment	(6,472)	(9,967)
Proceeds from sale of equipment	97	—
Payment for acquisitions, net of cash acquired	—	(7,363)

Net cash used by investing activities of continuing operations	(6,375)	(17,730)
Net cash used by investing activities of discontinued operations	—	(1,159)

Net cash used by investing activities	(6,375)	(18,489)

Cash flows from financing activities:
Reduction of debt	(191,572)	(147,924)
Proceeds from debt financing	280,726	159,757
Debt issuance costs	(1,285)	(1,639)
Proceeds from exercise of stock options	—	283
Stock option income tax benefit	—	65

Net cash provided by financing activities	87,869	10,035
Effect of exchange rate changes on cash and cash equivalents	(23)	(235)

Net increase (decrease) in cash and cash equivalents	9,550	(5,433)
Cash and cash equivalents, beginning of period	28,430	29,852

Cash and cash equivalents, end of period	$37,980	$24,419

See accompanying notes which are an integral part of these condensed consolidated financial statements (unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1     DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it with a sale of various assets in order to focus on strategic growth businesses, reduce its outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, the Company has engaged in discussions to sell the assets related to its lawn and garden and household insect control product offerings (the “Home and Garden Business”). The Company currently expects that the sale would be consummated during the third quarter of fiscal 2007. In view of these discussions, the Company has designated certain assets and liabilities related to its Home and Garden Business as held for sale and has designated the Home and Garden Business as a discontinued operation (for additional information please see footnote 2, Significant Accounting Policies—Discontinued Operations and footnote 2, Significant Accounting Policies—Assets Held for Sale).

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies in North America. Through the Company’s Home and Garden Business, it manufactures and markets lawn fertilizers, herbicides, insecticides and repellants in North America.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1 and various other brands. The Company’s Home and Garden Business enjoys strong name recognition under the Spectracide and Cutter brands, among others. The Company’s operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Due to business seasonality, the Company’s operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year ended September 30, 2007.

2     SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 31, 2006, and the results of operations and cash flows for the three month periods ended December 31, 2006 and January 1, 2006. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation. The financial statements included in this Form 10-Q have been adjusted to reflect the planned disposition of certain assets as discontinued operations for all periods presented.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2007 and 2006 refer to the fiscal years ended September 30, 2007 and 2006, respectively.

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

Discontinued Operations: In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it with a sale of various assets in order for the Company to focus on strategic growth businesses, reduce its outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, the Company has engaged in discussions to sell the assets related to its Home and Garden Business. (See the Assets Held for Sale section below where the specific assets and liabilities to be sold are further discussed.) The Company currently expects that the sale would be consummated during the third quarter of fiscal 2007.

In view of these discussions, effective October 1, 2006, the Company reflected the operations of its Home and Garden Business as discontinued operations. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three month periods ended December 31, 2006 and January 1, 2006, respectively:

	Three Months 2007	Three Months 2006
Net sales	$55,648	$53,708

Loss from discontinued operations before income taxes	$(35,561)	$(26,965)
Provision for income tax benefit	13,333	10,109

Loss from discontinued operations, net of tax	$(22,228)	$(16,856)

On January 25, 2006, the Company sold its fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro (“Nu-Gro Pro and Tech”) to Agrium Inc. Proceeds from the sale were used to reduce outstanding debt. The sale included two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. As part of the transaction, the Company signed strategic multi-year reciprocal supply agreements with Agrium. Proceeds from the sale totaled approximately $83,000 after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Effective October 1, 2005, the Company reflected the operations of Nu-Gro Pro and Tech as discontinued operations. The Company discontinued these operations as part of the United integration initiatives. See footnote 10, Restructuring and Related Charges, for additional discussion of United integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three month period ended January 1, 2006:

Three Months 2006
Net sales	$12,072

Loss from discontinued operations before income taxes	$(4,520)
Provision for income tax benefit	768

Loss from discontinued operations (including estimated loss on disposal of $2,448), net of tax(A)	$(3,752)

(A)

After selling expenses and contractual working capital adjustments were finalized on October 30, 2006, the loss on disposal was adjusted to $3,901. The adjustment to the loss on disposal was recognized in the fourth quarter of fiscal 2006.

Assets Held for Sale: At December 31, 2006, assets totaling $763,399 were included in Assets held for sale in the Condensed Consolidated Balance Sheets (unaudited). As of December 31, 2006, the Company had $760,175 and $67,860 included in Assets held for sale in its Condensed Consolidated Balance Sheets (unaudited) related to certain assets and liabilities, respectively, of the Company’s Home and Garden Business. (See the Discontinued Operations section above where these discontinued operations are further discussed.) All relevant criteria of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, allowing for assets held for sale classification have been met. The following table details the components of the assets and liabilities related to the Company’s Home and Garden Business held for sale at December 31, 2006:

Amount
Trade receivables, net of allowance for doubtful accounts	$27,076
Inventories	161,422
Other current assets	6,051
Property, plant and equipment, net	42,832
Goodwill	297,427
Intangible assets, net	224,302
Other assets	1,065

Total assets held for sale	760,175
Accounts payable	58,636
Other current liabilities	9,224

Total liabilities held for sale	67,860

Total Home & Garden net assets held for sale	$692,315

The remaining balance in Assets held for sale in the Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2006 and the balance as of September 30, 2006 consist primarily of a distribution facility in the Dominican Republic and a manufacturing facility in France.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Shipping and Handling Costs: The Company incurred shipping and handling costs of $35,622 and $32,177 for the three month periods ended December 31, 2006 and January 1, 2006, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 26% of the Company’s Net sales during the three month periods ended December 31, 2006 and January 1, 2006, respectively. This major customer also represented approximately 12% and 11% of its trade accounts receivable, net as of December 31, 2006 and September 30, 2006, respectively.

Approximately 55% of the Company’s sales during the three month period ended December 31, 2006 occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: On October 1, 2005 the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three month period ended December 31, 2006 was $3,808, or $2,551, net of taxes. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (unaudited). The Company expects that total stock compensation expense for 2007 will be approximately $13,500 before the effect of income taxes. As of December 31, 2006, there was $37,303 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Stock options previously awarded generally vest under a combination of time-based and performance-based vesting criteria. Under the time-based vesting, the stock options become exercisable primarily in equal increments over a three year period, while under the performance-based vesting such options become exercisable over the same time period or one day prior to the end of the exercise period, if certain performance criteria are not met. The exercise period for all stock options is no greater than ten years from the date of grant.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Restricted stock shares granted through fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a three or four year vesting period and the remaining 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur only upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of EPS (“Earnings Per Share”), segment EBIT (“Earnings Before Interest and Taxes”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

During the three month period ended December 31, 2006, the Company granted approximately 1,018 shares of restricted stock. Of these grants, 49 shares are time-based and vest on a pro rata basis over a three year period and 969 shares are purely performance-based and vest upon achievement of certain performance goals, with none of these performance goals probable as of December 31, 2006.

The Company currently has two active incentive plans under which additional shares may be issued to employees as equity compensation. In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Up to 5,000 shares of Common stock may be issued under the 1997 Plan, which expires in August 2007. As of December 31, 2006, there were options with respect to 1,484 shares of common stock outstanding under the 1997 Plan. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, which expires in July 2014. As of December 31, 2006, 3,225 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s nonvested restricted stock as of December 31, 2006, and changes during the three month period ended December 31, 2006, is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2006	2,046	$25.91	$53,021
Granted	1,018	8.31	8,458
Vested	(429)	23.18	(9,945)
Forfeited	(16)	22.31	(357)

Restricted stock at December 31, 2006	2,619	$19.54	$51,177

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the stock option transactions for the three month period ended December 31, 2006:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,911	$14.65	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(53)	13.84	—

Outstanding at December 31, 2006	1,858	$14.67	$—

Exercisable at December 31, 2006	1,653	$14.76	$—

The following table summarizes information about options outstanding and options outstanding and exercisable as of December 31, 2006:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	0.75 years	$4.39	149	$4.39
$11.32 – $14.60	1,225	5.38	13.43	1,039	13.53
$16.19 – $21.50	210	1.75	18.75	201	18.69
$21.63 – $28.70	274	2.50	22.71	264	22.51

	1,858	4.18	$14.67	1,653	$14.76

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended December 31, 2006 and January 1, 2006, $1,805 of pretax derivative gains and $87 of pretax derivative losses, respectively, from such hedges were recorded as an

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

adjustment to Interest expense. During the three month periods ended December 31, 2006 and January 1, 2006, $0 and $431 of pretax derivative gains, respectively, were recorded as adjustments to interest expense for ineffectiveness from such hedges and included in the amounts above. At December 31, 2006 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.81% for a notional principal amount of $100,000 through April 2007, 4.15% for a notional principal amount of $175,000 through September 2007 and 4.46% for a notional principal amount of $170,000 through October 2008. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €60,000 through September 2007 and 2.68% for a notional principal amount of €220,000 through September 2008. The derivative net gain on these contracts recorded in AOCI at December 31, 2006 was $6,777, net of tax expense of $4,153. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $6,385, net of tax expense of $3,913. At December 31, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3,963, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended December 31, 2006 and January 1, 2006, $179 and $0, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to Net sales. During the three month periods ended December 31, 2006 and January 1, 2006, $141 of pretax derivative losses and $43 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Cost of good sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Condensed Consolidated Balance Sheet (unaudited). During the three month periods ended December 31, 2006 and January 1, 2006, $405 of pretax derivative losses and $40 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the three month periods ended December 31, 2006 and January 1, 2006 was $0. At December 31, 2006 and September 31, 2006, respectively, the Company had $117,574 and $97,932 of such foreign exchange derivative contracts outstanding. The derivative net loss on these contracts recorded in AOCI at December 31, 2006 was $319, net of tax benefit of $72. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $647, net of tax expense of $326. At December 31, 2006, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $316, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During the three month periods ended December 31, 2006 and January 1, 2006, $3,808 and $258 of pretax derivative losses, respectively,

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the three month periods ended December 31, 2006 and January 1, 2006 was $0. At December 31, 2006 and September 30, 2006, $108,230 and $129,663, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended December 31, 2006 and January 1, 2006, $4,594 and $472, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the three month periods ended December 31, 2006 and January 1, 2006, $65 of pretax derivative gains and $24 of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At December 31, 2006 the Company had a series of such swap contracts outstanding through September 2007 with a contract value of $47,647. At September 30, 2006, $43,614 of such commodity contracts were outstanding. The derivative net gain on these contracts recorded in AOCI at December 31, 2006 was $8,636, net of tax expense of $5,149. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $3,495, net of tax expense of $1,852. At December 31, 2006, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $8,354, net of tax.

3     OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three month periods ended December 31, 2006 and January 1, 2006, respectively, are as follows:

	Three Months
	2007	2006
Net (loss) income	$(18,808)	$2,317
Other comprehensive income:
Foreign currency translation	11,083	(8,774)
Adjustment of additional minimum pension liability	(1,562)	163
Net unrealized gain on derivative instruments	4,541	2,356

Net change to derive comprehensive income for the period	14,062	(6,255)

Comprehensive loss	$(4,746)	$(3,938)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three month periods ended December 31, 2006 and January 1, 2006 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

4     NET INCOME PER COMMON SHARE

Net income per common share for the three month periods ended December 31, 2006 and January 1, 2006, respectively, is calculated based upon the following number of shares:

	Three Months
	2007	2006
Basic	49,842	49,440
Effect of restricted stock and assumed conversion of stock options	—	1,170

Diluted	49,842	50,610

For the three month period ended December 31, 2006, the Company has not assumed the exercise of common stock equivalents as the impact would be antidultive.

5     INVENTORIES

Inventories, which are stated at lower of cost or market, consist of the following:

	December 31, 2006	September 30, 2006
Raw materials	$132,968	$121,793
Work-in-process	35,492	36,205
Finished goods	168,665	302,674

	$337,125	$460,672

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6     GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	North America	Europe/ROW	Latin America	Global Pet	Total
Goodwill:
Balance as of September 30, 2006	$513,416	$114,379	$—	$502,389	$1,130,184
Asset held for sale	(297,427)	—	—	—	(297,427)
Effect of translation	(1,863)	6,035	—	9,431	13,603

Balance as of December 31, 2006	$214,126	$120,414	$—	$511,820	$846,360

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2006	$305,634	$151,728	$82,383	$297,199	$836,944
Additions	—	—	—	655	655
Asset held for sale	(146,285)	—	—	—	(146,285)
Effect of translation	(350)	5,586	368	3,340	8,944

Balance as of December 31, 2006	$158,999	$157,314	$82,751	$301,194	$700,258

Intangible Assets Subject to Amortization
Balance as of September 30, 2006, gross	$95,506	$14,311	$—	$150,559	$260,376
Less: Accumulated amortization	(16,567)	(2,777)	—	(19,662)	(39,006)

Balance as of September 30, 2006, net	$78,939	$11,534	$—	$130,897	$221,370
Asset held for sale	(78,017)	—	—	—	(78,017)
Amortization during period	(23)	(223)	—	(3,169)	(3,415)
Effect of translation	(150)	405	—	—	255

Balance as of December 31, 2006, net	$749	$11,716	$—	$127,728	$140,193

Pension Intangibles
Balance as of December 31, 2006	$2,711	$—	$—	$—	$2,711

Total Intangible Assets, net	$162,459	$169,030	$82,751	$428,922	$843,162

The carrying value of technology assets was $36,753, net of accumulated amortization of $8,036 at December 31, 2006 and $37,305, net of accumulated amortization of $7,126 at September 30, 2006. Remaining intangible assets subject to amortization include mostly customer relationship intangibles. Of the intangible assets acquired in the United and Jungle acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

Amortization expense for the three month periods ended December 31, 2006 and January 1, 2006 is as follows:

	Three Months
	2007	2006
Proprietary technology amortization	$910	$898
Customer list amortization	2,338	4,072
Trade names amortization	167	883

	$3,415	$5,853

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company estimates annual amortization expense for the next five fiscal years will approximate $13,500 per year.

7    DEBT

Debt consists of the following:

	December 31, 2006		September 30, 2006
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	350,000	8.5%	350,000	8.5%
Term Loan, U.S. Dollar, expiring February 6, 2012	604,827	8.7%	604,827	8.6%
Term Loan, Canadian Dollar, expiring February 6, 2012	69,420	7.6%	72,488	7.4%
Term Loan, Euro, expiring February 6, 2012	139,452	6.9%	134,721	6.3%
Term Loan, Euro Tranche B, expiring February 6, 2012	343,983	6.9%	332,315	6.2%
Revolving Credit Facility, expiring February 6, 2011	108,400	9.3%	26,200	10.3%
Euro Revolving Credit Facility, expiring February 6, 2011	—	—	—	—
GBP Revolving Credit Facility, expiring February 6, 2011	—	—	—	—
Other notes and obligations	50,443	6.3%	42,698	5.7%
Capitalized lease obligations	13,999	5.0%	13,922	5.0%

	2,380,524		2,277,171
Less current maturities	52,333		42,713

Long-term debt	$2,328,191		$2,234,458

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

The Company’s senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of $1,457,682 consisting of a $604,827 U.S. Dollar Term Loan, a €106,063 Term Loan (USD $139,452 at December 31, 2006), a Tranche B €261,624 Term Loan (USD $343,983 at December 31, 2006), a Canadian Dollar 80,548 Term Loan (USD $69,420 at December 31, 2006) and a revolving credit facility of $300,000 (the “Revolving Credit Facility”). Approximately $108,400 was outstanding under the Revolving Credit Facility at December 31, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25,000 for borrowings in Euros, the U.S. Dollar equivalent of £10,000 for borrowings in Pounds Sterling and the equivalent of borrowings in Chinese Yuan of $35,000.

Approximately $137,490 remains available under the Revolving Credit Facility as of December 31, 2006, net of approximately $54,110 of outstanding letters of credit.

The Company was in compliance with all covenants associated with its Senior Credit Facilities, as amended, and Senior Subordinated Notes, with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the period ended December 31, 2006. Due to significant restructuring charges and reduced business performance, the Company does not meet the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing its Senior Subordinated Notes. Until the Company satisfies such test, it is limited in its ability to make significant acquisitions or incur significant additional senior debt beyond its existing Senior Credit Facilities. The

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Company does not expect this to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing business, although no assurance can be given in this regard.

On December 12, 2006, the Company reached agreement with its lenders under its Senior Credit Facilities (the “Senior Lenders”) to amend the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with its Senior Credit Facilities effective for the periods ended December 31, 2006 and April 1, 2007. The amendment raises the interest rate on all of the Company’s debt under its Senior Credit Facilities by 0.25% per annum until the Company prepays at least $500,000 in principal amount of its term loans with proceeds from the sale of certain of its assets. In connection with the amendment, the Company incurred approximately $1,285 of fees which are being amortized over the remaining term of its Senior Credit Facilities. As noted above, at December 31, 2006, the Company was in compliance with all covenants under the Senior Credit Facilities. The Company’s ability to comply with applicable debt covenants beyond the first quarter of fiscal 2007 will depend on its ability to consummate the disposal of its Home and Garden Business on favorable contractual terms and its ability to secure further amendments or waivers with its Senior Lenders. Furthermore, to address this issue, the Company may also consider opportunities to refinance all or a portion of its outstanding indebtedness. Unless the Company is able to obtain future amendments or waivers to the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with its Senior Credit Facilities for the remaining quarters of fiscal 2007 and beyond, the Company currently anticipates that it will be out of compliance with such covenants, which could materially adversely affect its ability to finance its operations or capital needs and could create a default under the Senior Credit Facilities. This could lead to an event of default which could cause all amounts borrowed under the Senior Credit Facilities to become due and payable immediately. In the event of default under the Senior Credit Facilities, the amounts outstanding under the Company’s Senior Subordinated Notes would also be subject to acceleration.

8    EMPLOYEE BENEFIT PLANS

The Company has several defined benefit pension plans covering certain employees in the United States and other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2006, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 90 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s results of operations for the three month periods ended December 31, 2006 and January 1, 2006, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months
Components of net periodic pension and deferred compensation benefit cost	2007	2006
Service cost	$782	$1,066
Interest cost	1,393	1,367
Expected return on assets	(1,017)	(959)
Settlement and curtailment	173	—
Amortization of prior service cost	64	96
Amortization of transition obligation	—	8
Recognized net actuarial loss	156	328

Net periodic benefit cost	$1,551	$1,906

	Three Months
Pension and deferred compensation contributions	2007	2006
Contributions made during period	$581	$1,003

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month period ended December 31, 2006 were $1,217.

9     SEGMENT RESULTS

The Company manages its business in four reportable segments: (i) North America, which consists of the Company’s battery, shaving and grooming, personal care and portable lighting business (the “Legacy Businesses”) in the United States and Canada and the Home and Garden Business (“North America”); (ii) Latin America, which consists of the Legacy Businesses in Mexico, Central America, South America and the Caribbean (“Latin America”); (iii) Europe/ROW, which consists of the Legacy Businesses in the United Kingdom, continental Europe, China, Australia and all other countries in which the Company conducts Legacy Businesses (“Europe/ROW”); and (iv) Global Pet, which consists of the acquired United Pet Group, Tetra and Jungle Labs businesses (together, “Global Pet”).

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

The reportable segment profits do not include interest expense, interest income and income tax expense. Also not included in the reportable segments are corporate expenses including purchasing department expense, corporate general and administrative expense, certain research and development expense and restructuring and related charges. All depreciation and amortization included in Operating income is related to reportable segments or corporate. Costs are identified to reportable segments or corporate, according to the function of each cost center.

All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three month periods ended December 31, 2006 and January 1, 2006, respectively, and at December 31, 2006 and September 30, 2006 is as follows:

	Three Months
	2007	2006
Net sales to external customers
North America	$172,200	$190,890
Europe/ROW	186,838	182,673
Latin America	67,832	59,987
Global Pet	137,682	132,702

Total segments	$564,552	$566,252

	Three Months
	2007	2006
Intersegment net sales
North America	$33,512	$10,958
Europe/ROW	6,953	3,640
Latin America	6	675
Global Pet	2,544	—

Total segments	$43,015	$15,273

	Three Months
	2007	2006
Segment profit
North America	$18,923	$35,466
Europe/ROW	21,441	30,568
Latin America	10,168	6,651
Global Pet	20,992	20,200

Total segments	71,524	92,885
Corporate expense	26,621	22,846
Restructuring and related charges	7,341	2,467
Interest expense	31,743	29,782
Other expense, net	951	1,487

Income from continuing operations before income taxes	$4,868	$36,303

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

	December 31, 2006	September 30, 2006
Segment total assets
North America	$1,463,614	$1,503,598
Europe/ROW	584,143	551,327
Latin America	252,262	239,635
Global Pet	1,182,091	1,170,841

Total segments	3,482,110	3,465,401
Corporate	124,988	83,919

Total assets at period end	$3,607,098	$3,549,320

10    RESTRUCTURING AND RELATED CHARGES

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

The following table summarizes restructuring and related charges incurred by segment for the three month periods ended December 31, 2006 and January 1, 2006, respectively:

	Three Months
	2007	2006
Cost of goods sold:
North America	$5	$—
Europe/ROW	976	782
Latin America	1,893	—
Global Pet	3,077	514

Total restructuring and related charges in cost of goods sold	5,951	1,296

Operating expenses:
North America	(227)	—
Europe/ROW	225	514
Latin America	—	—
Global Pet	1,392	657

Total restructuring and related charges in operating expenses	1,390	1,171

Total restructuring and related charges	$7,341	$2,467

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2007 Restructuring Initiatives

The Company has implemented a series of initiatives in Latin America to reduce operating costs (“Latin American Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. As a result, the Company expects to reduce headcount in Latin America by approximately 100 persons. The Company incurred $1,893 of pretax restructuring and related charges during the three month period ended December 31, 2006. Costs associated with these initiatives are expected to be incurred through September 2007 and are projected at approximately $4,300.

2007 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$—	$—	$—
Provisions	655	1,238	1,893
Cash expenditures	(115)	(164)	(279)
Non-cash expenditures	(318)	(969)	(1,287)

Accrual balance at December 31, 2006	$222	$105	$327

2006 Restructuring Initiatives

The Company has implemented a series of initiatives in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (“European Initiatives”). These initiatives include the reduction of certain operations at the Ellwangen, Germany packaging center and relocating such operations to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring the sales, marketing and support functions. As a result, the Company will reduce headcount in Europe by approximately 350, or 24%. The Company incurred $1,201 of pretax restructuring and related charges during the three month period ended December 31, 2006 in connection with the European Initiatives. Costs associated with these initiatives, expected to be incurred through June 2007, relate primarily to severance and are projected at approximately $27,000, the majority of which will be cash costs.

The following table summarizes the accrual balance and activity that occurred during the three month period ended December 31, 2006 associated with the 2006 Restructuring Initiatives:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$12,922	$—	$12,922
Cash expenditures	(5,297)	—	(5,297)

Accrual balance at December 31, 2006	$7,625	$—	$7,625

Expensed as incurred(A)	$1,201	$—	$1,201

(A)	Consists of amounts not impacting accrual for restructuring and related charges.

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

As part of this reorganization, Spectrum’s and United’s sales management, field sales operations and marketing teams (including customer teams located in Atlanta, Bentonville, and Charlotte) were merged into a single North American sales and marketing organization reporting to Spectrum’s North American management team located in Madison, Wisconsin. United’s accounting, information services, customer service and other administrative functions were combined with existing counterpart organizations in Madison. Legal and certain corporate finance functions were combined directly into Spectrum’s global headquarters in Atlanta. Canadian Consumer Product sales and marketing teams have been merged as well and report to a single country manager. Purchasing and sourcing have been completely integrated on a global basis, with an expanded product sourcing office in Asia serving all parts of the Company. In addition, as the Company optimizes its pet operations, two pet supplies facilities in Brea, California and Hazleton, Pennsylvania were closed in 2005.

The Company recorded $4,247 of pretax restructuring and related charges during the three month period ended December 31, 2006 in connection with its integration of businesses acquired in 2005. The Company’s integration activities related to the United and Tetra acquisitions are ongoing and are expected to continue through fiscal 2007.

The following table summarizes the remaining accrual balance and activity that occurred during the three month period ended December 31, 2006 associated with the 2005 Restructuring Initiatives:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$11,354	$(13)	$11,341
Provisions	121	350	471
Cash expenditures	(3,490)	(109)	(3,599)
Non-cash expenditures	—	(485)	(485)

Accrual balance at December 31, 2006	$7,985	$(257)	$7,728

Expensed as incurred(A)	$(15)	$3,791	$3,776

(A)	Consists of amounts not impacting accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary – Pursuant to Acquisitions (A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$8,709	$11,083	$19,793
Cash expenditures	(407)	(1,542)	(1,949)
Non-cash expenditures	—	(217)	(217)

Accrual balance at December 31, 2006	$8,303	$9,324	$17,627

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

11    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,200, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

The Company’s acquisition of Jungle Labs on September 1, 2005 included non-compete arrangements to be earned and paid through August 31, 2007. The purchase agreement also contains a provision for total contingent earnout payments not to exceed $3,500. The earnout calculation is based upon net sales of Jungle Labs products through August 31, 2007. Such amounts to be paid, if any, will be recorded as additional acquisition consideration.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, the legality and constitutionality of the IPI “presumed” credits is currently being revisited by the Brazilian Federal Supreme Court. It is not certain when a final and definitive ruling will be issued. At December 31, 2006, these amounts totaled approximately $36,341 and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (unaudited), however, ultimate resolution of this matter by the Brazilian Supreme Court could result in a liability less than or in excess of amounts accrued.

The Company has received a purported notice of default with respect to its 8 1/2% Senior Subordinated Notes due 2013. The notice asserted that the Company’s incurrence of indebtedness under the Company’s Fourth Amended and Restated Credit Agreement dated as of February 7, 2005 (the “Credit Agreement”) gave rise to certain defaults relating to the incurrence of indebtedness, incurrence of liens and delivery of proper notice under the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee (the “Trustee”), governing the 8 1/2% Senior Subordinated Notes due 2013. The Company believes that all existing indebtedness was incurred in compliance with the provisions of the Indenture and that no default has occurred under the Indenture. However, the default provisions of the Indenture provide that if the Company had incurred indebtedness other than in compliance with the Indenture and thereafter received written notice of a default from either the Trustee or holders representing 25% or more of the aggregate principal amount of the 8 1/2% Senior Subordinated Notes due 2013 then outstanding, the failure by the Company for 60 days after such written notice to comply with the agreements set forth in the Indenture would constitute an “Event of Default” under the Indenture. If an “Event of Default” were found to have occurred, the Trustee or holders of at least 25% in aggregate principal amount of the 8 1/2% Senior Subordinated Notes due 2013 then outstanding would have the contractual right to declare all unpaid principal, and any accrued, default or additional interest, on the 8 1/2 Senior Subordinated Notes due 2013 then outstanding to be due and payable. Such an “Event of Default” could also result in the acceleration of indebtedness under (i) our 7 3/8% Senior Subordinated Notes due 2015 by action of the trustee under the indenture governing those notes or the respective holders of at least 25% in principal amount of those notes outstanding and (ii) the Credit Agreement by action of the requisite lenders under the Credit Agreement.

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

On November 6, 2006, a purported shareholder derivative action was filed in the Superior Court of Fulton County for the State of Georgia, on the Company’s behalf, against the Company as nominal defendant, the Company’s Board of Directors, Chairman and Chief Executive Officer David A. Jones and Executive Vice President and Chief Financial Officer Randall J. Steward. The plaintiff derivatively claims breaches of fiduciary duty, abuse of control, gross mismanagement and waste against all of the individually named defendants. The plaintiff also derivatively claims that the Company’s Chief Executive Officer and Chief Financial Officer misappropriated confidential company information for personal profit by selling the Company’s stock while in possession of material, non-public information regarding the Company’s financial condition and future business prospects. The plaintiff seeks unspecified damages, profits, the return of all compensation paid by us, costs and attorneys’ fees. This purported derivative action does not seek affirmative relief from the Company. The Company believes that there are substantial legal and factual defenses to the claims and intend to defend them vigorously.

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

12     SUBSEQUENT EVENTS

On January 10, 2007, the Company announced its plans to realign the Company’s four operating segments into three vertically integrated, product-focused operating units. The consolidation of the Company’s four geography-based segments (North America, Latin America, Europe/ROW, and Global Pet) into three operating segments (Global Batteries & Personal Care, Home & Garden and Global Pet Supplies) coincided with this announcement. The Company’s Global Operations organization will be consolidated within the new business segments. Commencing in the second quarter of fiscal 2007, Spectrum’s financial reporting will reflect segment results under the new operational structure. As discussed above, the Company has engaged in discussions to sell the assets related to its Home and Garden Business. The Company currently expects that the sale would be consummated during the third quarter of fiscal 2007. In connection with the expected sale, certain transitional service agreements could be executed related to limited administrative and distribution activities. In view of these

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

discussions, the Company has designated certain assets and liabilities related to its Home and Garden Business as held for sale and has designated the Home and Garden Business as a discontinued operation. Thus, commencing in the second quarter of fiscal 2007, Spectrum’s financial reporting will reflect segment results under two reportable segments (Global Batteries & Personal Care and Global Pet Supplies). In conjunction with these changes, the Company will undertake a number of cost reduction actions at the corporate and operating levels.

13     NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently evaluating the impact that FIN 48 will have on its financial condition, results of operations and cash flows.

14    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the acquisitions of Remington, United, Tetra and Jungle Labs, the Company completed debt offerings of Senior Subordinated Notes. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

The following consolidating financial data illustrates the components of the condensed consolidated financial statements. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate condensed consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

December 31, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$5,944	$2,579	$29,457	$—	$37,980
Receivables, net	205,893	226,269	246,963	(341,762)	337,363
Inventories	248,971	(104,689)	199,363	(6,520)	337,125
Assets held for sale	21	760,175	3,203	—	763,399
Prepaid expenses and other	53,411	6,041	27,314	1,918	88,684

Total current assets	514,240	890,375	506,300	(346,364)	1,564,551
Property, plant and equipment, net	78,740	20,494	167,808	1,083	268,125
Goodwill	221,730	55,086	567,216	2,328	846,360
Intangible assets, net	227,635	414,033	201,681	(187)	843,162
Deferred charges and other	776,755	(295,404)	(5,908)	(427,314)	48,129
Debt issuance costs	1,285	—	—	35,486	36,771
Investments in subsidiaries	5,368,597	4,694,588	3,771,485	(13,834,670)	—

Total assets	$7,188,982	$5,779,172	$5,208,582	$(14,569,638)	$3,607,098

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$32,814	$—	$43,846	$(24,327)	$52,333
Accounts payable	410,592	128,041	185,518	(500,504)	223,647
Accrued liabilities	94,490	85,918	93,740	6,148	280,296

Total current liabilities	537,896	213,959	323,104	(518,683)	556,276
Long-term debt, net of current maturities	2,307,904	(13,999)	67,903	(33,617)	2,328,191
Employee benefit obligations, net of current portion	17,544	1,448	49,668	9,716	78,376
Deferred income taxes	(89,614)	209,167	10,261	—	129,814
Other	768	—	63,058	—	63,826

Total liabilities	2,774,498	410,575	513,994	(542,584)	3,156,483
Shareholders’ equity:
Common stock	683	547	537,492	(538,039)	683
Additional paid-in capital	652,063	1,488,337	4,537,565	(6,022,523)	655,442
Accumulated deficit	(96,942)	91,539	37,366	(217,428)	(185,465)
Accumulated other comprehensive income (loss)	3,932,428	3,788,174	(417,835)	(7,249,064)	53,703

	4,488,232	5,368,597	4,694,588	(14,027,054)	524,363
Less treasury stock, at cost	(73,748)	—	—	—	(73,748)

Total shareholders’ equity	4,414,484	5,368,597	4,694,588	(14,027,054)	450,615

Total liabilities and shareholders’ equity	$7,188,982	$5,779,172	$5,208,582	$(14,569,638)	$3,607,098

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended December 31, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$236,617	$63,880	$323,416	$(59,361)	$564,552
Cost of goods sold	177,053	37,480	195,210	(60,066)	349,677
Restructuring and related charges	5	2,801	3,145	—	5,951

Gross profit	59,559	23,599	125,061	705	208,924
Operating expenses:
Selling	56,831	(5,954)	74,653	441	125,971
General and administrative	(10,785)	124,650	(118,148)	41,351	37,068
Research and development	5,116	698	1,119	—	6,933
Restructuring and related charges	(227)	1,392	225	—	1,390

	50,935	120,786	(42,151)	41,792	171,362
Operating income	8,624	(97,187)	167,212	(41,087)	37,562
Interest expense	43,797	(20,010)	6,010	1,946	31,743
Other income, net	(54,896)	(174,639)	(2,082)	232,568	951

(Loss) income from continuing operations before income taxes	19,723	97,462	163,284	(275,601)	4,868
Income tax expense (benefit)	7,948	(5,481)	(1,132)	113	1,448

(Loss) income from continuing operations	11,775	102,943	164,416	(275,714)	$3,420
Income (loss) from discontinued operations, net of tax	12,417	(34,645)	—	—	(22,228)

Net income	$24,192	$68,298	$164,416	$(275,714)	$(18,808)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended December 31, 2006

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by continuing operating activities	$(136,021)	$(100,781)	$147,234	$17,647	$(71,921)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,467)	118	(3,123)	—	(6,472)
Proceeds from sale of property, plant and equipment and investments	—	—	97	—	97
Intercompany investments	(600,689)	449,914	150,775	—	—

Net cash (used) provided by investing activities	(604,156)	450,032	147,749	—	(6,375)
Cash flows from financing activities:
Reduction of debt	(136,000)	—	(55,572)	—	(191,572)
Proceeds from debt financing	218,200	—	62,526	—	280,726
Debt issuance costs	(1,285)	—	—	—	(1,285)
Proceeds from (advances related to) intercompany transactions	662,530	(348,048)	(296,835)	(17,647)	—

Net cash provided (used) by financing activities	743,445	(348,048)	(289,881)	(17,647)	87,869
Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)

Net (decrease) increase in cash and cash equivalents	3,268	1,203	5,079	—	9,550
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$5,944	$2,579	$29,457	$—	$37,980

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. In the third quarter of our fiscal year ended September 30, 2006, we engaged advisors to assist us with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, we have engaged in discussions to sell the assets related to our lawn and garden and household insect control product offerings (our “Home and Garden Business”). We currently expect that the sale would be consummated during the third quarter of fiscal 2007. In view of these discussions, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as a discontinued operation (for additional information please see footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” and “Significant Accounting Policies—Assets Held for Sale”).

Our operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our operations also include the manufacturing and marketing of specialty pet supplies in North America. Through our Home and Garden Business, we manufacture and market lawn fertilizers, herbicides, insecticides and repellants in North America.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1 and various other brands. Our Home and Garden Business enjoys strong name recognition under the Spectracide and Cutter brands, among others. Our operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Due to business seasonality, our operating results for the three month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year ended September 30, 2007.

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

Results of Operations

Fiscal Quarter Ended December 31, 2006 Compared to Fiscal Quarter Ended January 1, 2006

During the three months ended December 31, 2006 (the “Fiscal 2007 Quarter”), we have presented our Home and Garden Business as discontinued operations because of our strategic decision to engage in discussions for its disposition. Consequently, the results of our Home and Garden Business for the Fiscal 2007 Quarter are reflected in our Condensed Consolidated Statements of Operations (unaudited) as discontinued operations. We have reclassified our overall results for the three months ended January 1, 2006 (the “Fiscal 2006 Quarter”) to conform to the results from continuing operations presented in the Fiscal 2007 Quarter by eliminating the results of our Home and Garden Business from the Fiscal 2006 Quarter results. As a result, and unless specifically stated, all discussions regarding the Fiscal 2007 Quarter and the Fiscal 2006 Quarter results reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2007 Quarter decreased to $565 million from $566 million during the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted Fiscal 2007 Quarter net sales by approximately $16 million. Consolidated net sales by product line for the Fiscal 2007 Quarter and Fiscal 2006 Quarter, respectively, are as follows (in millions):

	Fiscal Quarter
	2007	2006
Product line net sales
Batteries	$243	$258
Pet products	138	133
Shaving and grooming	100	102
Personal care	60	48
Lights	24	25

Total Net sales to external customers	$565	$566

The decline in battery sales was due to weakness in Europe/ROW and North America. Europe/ROW battery sales declined due to the continued product mix shift in the continental European market from branded batteries to lower-priced private label batteries and our resulting strategic decision to reduce our presence in the private label market because of the lower margins achieved on private label sales. In addition, European consumer preferences continue to migrate from high end electronic specialty stores and photo stores, where we enjoy strong market shares, to deep discount and food retail channels where we do not have as strong a presence. North America battery sales decreased as a result of the timing of holiday shipments. With the launch of our new marketing campaign sales occurred earlier in the season as compared with the prior year. However, retail sales saw improvement as Rayovac alkaline battery sales at retail in North America were up approximately 6%, largely due to the successful launch of Rayovac’s new marketing and advertising campaigns. Also, Latin America battery and lighting sales increased approximately 7%, driven primarily by battery pricing increases throughout the region.

Net sales of pet products increased $5 million, or 4%, primarily driven by growth in companion animal products and Tetra branded products. Shaving & grooming sales declined $2 million, or 2%, primarily due to declines in North America. The decline in North American shaving and grooming sales was attributable to lower sales of Remington men’s shaving products during the holiday season, but was partially offset by growth in sales of grooming products. Personal care sales showed strong worldwide growth of $12 million, or 25% from the same period last year, driven by increases in all geographic regions.

Gross Profit. Our gross profit margin for the Fiscal 2007 Quarter declined to 37.0% from 39.6% in the Fiscal 2006 Quarter. Cost of goods sold during the Fiscal 2007 Quarter included approximately $6 million in restructuring and related charges associated with the ongoing integration activities within the Global Pet business and rationalization of our European and Latin American manufacturing organizations. Cost of goods sold during the Fiscal 2006 Quarter included approximately $1 million in restructuring and related charges associated with the United integration and rationalization of our European manufacturing organization. See the Restructuring and Related Charges section below as well as footnote 10 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges. The decline in gross margin percentage resulted primarily from lower battery sales and increased raw material costs, primarily zinc. Higher prices of zinc negatively impacted Fiscal 2007 Quarter gross profit by approximately $7 million.

We recently announced battery price increases effective January 1, 2007. We expect these price increases, once realized in the second quarter of fiscal 2007, to partially offset continued increases in raw material costs.

Operating Income. Our operating income for the Fiscal 2007 Quarter decreased to $38 million, or 6.7% of net sales, from $68 million, or 12.0% of net sales in the Fiscal 2006 Quarter. Operating expenses in both the Fiscal 2007 Quarter and Fiscal 2006 Quarter included restructuring and related charges of $1 million primarily attributable to the ongoing integration of our Global Pet business and rationalization of our European sales and marketing organization. See the Restructuring and Related Charges section below as well as footnote 10 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges. The majority of the decline in operating income as a percentage of net sales was the result of the previously discussed declines in gross margin. In addition, advertising and marketing expenses were approximately $14 million higher in the Fiscal 2007 Quarter as compared to the same period last year as a result of our new Remington, Rayovac and VARTA marketing campaigns.

Segment Results. We manage our business in four reportable segments: (i) North America, which consists of our legacy battery, shaving and grooming, personal care and portable lighting business (the “Legacy Businesses”) in the United States and Canada and the Home and Garden Business (“North America”); (ii) Latin America, which consists of the Legacy Businesses in Mexico, Central America, South America and the Caribbean (“Latin America”); (iii) Europe/ROW, which consists of the Legacy Businesses in the United Kingdom, continental Europe, China, Australia and all other countries in which we conduct Legacy Businesses (“Europe/ROW”); and (iv) Global Pet, which consists of the acquired United Pet Group, Tetra and Jungle Labs businesses (together, “Global Pet”).

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

We evaluate segment profitability based on income from operations before corporate expense and restructuring and related charges. Corporate expense includes expenses associated with our purchasing department, corporate general and administrative areas and research and development.

North America

	Fiscal Quarter
	2007	2006
	(in millions)
Net sales to external customers	$172	$191
Segment profit	$19	$35
Segment profit as a % of net sales	11.0%	18.3%
Assets as of December 31, 2006 and September 30, 2006	$1,464	$1,504

Segment net sales to external customers in the Fiscal 2007 Quarter decreased to $172 million from $191 million during the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted net sales by approximately $0.6 million. The primary contributors to this decline were a $10 million decrease in battery sales and an $8 million decrease in shaving and grooming products. Battery sales declined largely due to the timing of holiday shipments. With the launch of our new marketing campaign sales occurred earlier in the season as compared with the prior year. However, Rayovac alkaline battery sales at retail were up approximately 6%, largely due to the successful launch of Rayovac’s new marketing and advertising campaigns. The decline in sales of shaving and grooming products was led by lower sales of Remington men’s shaving products during the holiday season, but partially offset by growth from grooming products. Sales of personal care products increased approximately 6% from the same period last year.

Segment profitability in the Fiscal 2007 Quarter decreased to $19 million from $35 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of net sales declined to 11.0% in the Fiscal 2007 Quarter as compared with 18.3% in the comparable period last year. This decrease was primarily due to increased raw material costs. Operating expenses as a percentage of net sales increased to approximately 22.9% of net sales in the Fiscal 2007 Quarter from approximately 20.4% of net sales in the Fiscal 2006 Quarter. This increase was partly due to increased advertising expense during the Fiscal 2007 Quarter associated with our new Rayovac and Remington marketing campaigns. The increase in advertising expense was tempered however by declines in selling, marketing and administrative expenses resulting from ongoing cost cutting efforts.

Segment assets as of December 31, 2006 decreased to $1,464 million from $1,504 million at September 30, 2006. The decrease is primarily attributable to seasonably higher accounts receivable and inventory balances at September 30, 2006. Included in segment assets is approximately $760 of Assets held for sale related to the Home and Garden Business. Goodwill and intangible assets at December 31, 2006 total approximately $395 million and primarily relate to the Remington acquisition.

Europe/ROW

	Fiscal Quarter
	2007	2006
	(in millions)
Net sales to external customers	$187	$183
Segment profit	$21	$31
Segment profit as a % of net sales	11.2%	16.9%
Assets as of December 31, 2006 and September 30, 2006	$584	$551

Segment net sales to external customers in the Fiscal 2007 Quarter increased to $187 million from $183 million during the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted net sales by approximately $13 million. Battery and lighting sales across Europe declined by approximately 14%, excluding the impact of currency. This decline was the result of: (i) our strategic decision to exit certain low margin private label alkaline battery businesses; (ii) a shift in European consumer preferences from electronic specialty stores and photo stores where we enjoy strong market shares, to deep discount and food retail channels where we have not established as strong a presence; and (iii) a shift in product mix due to consumer preferences for lower-priced private label batteries. Sales of our Remington branded shaving, grooming and personal care products, however, increased by approximately 14%, excluding the impact of currency. Remington branded products accounted for approximately 37% of segment net sales in the Fiscal 2007 Quarter.

Segment operating profitability in the Fiscal 2007 Quarter decreased to $21 million from $31 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of net sales declined to 11.2% in the Fiscal 2007 Quarter as compared with 16.9% in the comparable period last year. The decline in segment profitability was primarily driven by increased raw material costs and negative product mix changes. Operating expenses as a percentage of net sales increased to approximately 27.2% of net sales in the Fiscal 2007 Quarter from approximately 23.4% of net sales in the Fiscal 2006 Quarter. This increase was primarily due to increased advertising and marketing expense during the Fiscal 2007 Quarter as we continue to invest in the VARTA and Remington brands.

We announced a series of initiatives in 2006 in Europe to reduce operating costs and rationalize our operating structure (“European Initiatives”). Upon completion of the European Initiatives, which we expect to complete by June 2007, total annualized savings are projected at approximately $31 million. Costs associated with these initiatives, which primarily represent cash costs, relate primarily to severance and are projected to total approximately $27 million.

Our assets as of December 31, 2006 increased to $584 million from $551 million at September 30, 2006. The increase is primarily attributable to the impact of foreign currency translation. Goodwill and intangible assets at December 31, 2006 total approximately $289 million and primarily relate to the VARTA and Ningbo acquisitions.

Latin America

	Fiscal Quarter
	2007	2006
	(in millions)
Net sales to external customers	$68	$60
Segment profit	$10	$7
Segment profit as a % of net sales	14.7%	11.7%
Assets as of December 31, 2006 and September 30, 2006	$252	$240

Segment net sales to external customers in the Fiscal 2007 Quarter increased to $68 million from $60 million in the Fiscal 2006 Quarter, reflecting a 13% increase. Favorable foreign currency exchange translation impacted net sales by approximately $0.5 million. We experienced strong performance from Remington branded products in the region. Sales of Remington branded products are expected to continue to grow in fiscal 2007, the result of geographic expansion. Additionally, growth in battery and lighting sales of approximately 7% added to the sales increase for the Fiscal 2007 Quarter, driven primarily by battery pricing increases throughout the region.

Segment profitability in the Fiscal 2007 Quarter increased to $10 million from $7 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of sales in the Fiscal 2006 Quarter increased to 14.7% from 11.7% in the same period last year. This increase is primarily due to the growing gross profit contribution from the sale of Remington branded products. Operating expenses as a percentage of net sales decreased to approximately 28.2% of net sales in the Fiscal 2007 Quarter from approximately 30.0% of net sales in the Fiscal 2006 Quarter. This decrease was partially due to a $2 million benefit for expiring penalties associated with our provision for presumed credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes.” This IPI benefit was partially offset by an increased investment in marketing and selling expenses incurred as a result of our continued efforts to introduce Remington products throughout the region.

We announced a series of initiatives in 2007 in Latin America to reduce operating costs (“Latin American Initiatives”). Costs associated with these initiatives are expected to be incurred through September 2007 and are projected at approximately $4.3 million with annualized savings of $3.3 million.

Segment assets as of December 31, 2006 were $252 million compared to $240 million at September 30, 2006. The increase in assets is primarily attributable to the impact of foreign currency translation. Goodwill and intangible assets total approximately $83 million and primarily relate to the ROV Ltd. acquisition completed in fiscal 1999 and the fiscal 2004 Microlite acquisition.

Global Pet

	Fiscal Quarter
	2007	2006
	(in millions)
Net sales to external customers	$138	$133
Segment profit	$21	$20
Segment profit as a % of net sales	15.2%	15.0%
Assets as of December 31, 2006 and September 30, 2006	$1,182	$1,171

Segment net sales to external customers in the Fiscal 2007 Quarter increased to $138 million from $133 million in the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted net sales by approximately $2 million. The increase in net sales was primarily driven by growth from companion animal products and Tetra branded products.

Segment profitability in the Fiscal 2007 Quarter increased to $21 million from $20 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of sales in the Fiscal 2007 Quarter increased to 15.2% from 15.0% in the same period last year. Operating expenses as a percentage of net sales were essentially flat at approximately 27.6% of net sales in the Fiscal 2007 Quarter versus approximately 27.7% of net sales in the Fiscal 2006 Quarter. Increases in distribution costs, resulting from the recent consolidation of distribution and manufacturing facilities, were offset by a $2.7 million curtailment gain related to the termination of a post-retirement benefit plan. Segment profitability also benefited from cost savings from certain integration projects completed in fiscal 2006. We expect to see improvement in segment profitability through the completion of all integration initiatives in fiscal 2007.

Segment assets as of December 31, 2006 increased to $1,182 million from $1,171 million at September 30, 2006. The increase is primarily attributable to the impact of foreign currency translation. Goodwill and intangible assets total approximately $941 million and relate to the acquisitions of Tetra and United Pet Group.

Corporate Expense. Our corporate expenses in the Fiscal 2007 Quarter increased to $27 million from $23 million in the same period last year. The increase in expense is primarily due to the reversal of certain management incentive bonuses in the Fiscal 2006 Quarter as fiscal 2006 performance measures were not anticipated to be met. Our corporate expense as a percentage of net sales in the Fiscal 2007 Quarter increased to 4.8% from 4.0% in the previous year.

Restructuring and Related Charges. The following table summarizes all restructuring and related charges we incurred in the Fiscal 2007 Quarter and Fiscal 2006 Quarter, respectively (in millions):

	Fiscal Quarter
	2007	2006
Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	$—	$0.5
United & Tetra integration:
Termination benefits	0.1	0.5
Other associated costs	2.9	—
European initiatives:
Other associated costs	1.0	—
Other initiatives:
Termination benefits	0.7	—
Other associated costs	1.2	0.3

Total restructuring and related charges in cost of sales	5.9	1.3
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	0.2	3.6
Other associated costs	1.0	0.7
European initiatives:
Termination benefits	0.2	—
Other initiatives:
Termination benefits	—	0.5
Other associated costs	—	0.3

Total restructuring and related charges in operating expenses	1.4	5.1

Total restructuring and related charges	$7.3	$6.4

See footnote 10 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Our integration activities within the Global Pet business are ongoing and are expected to continue through fiscal 2007. We incurred approximately $4.2 million of pretax restructuring and related charges during the Fiscal 2007 Quarter in connection with these integration activities. Costs associated with these integration efforts are expected to total approximately $42 million.

As a result of the European Initiatives, we incurred approximately $1.2 million of pretax restructuring and related charges during the Fiscal 2007 Quarter. Upon completion of the European Initiatives, which are expected to be completed by June 2007, total annualized savings are projected at $31 million. Costs associated with the European Initiatives, which primarily represent cash costs, relate primarily to severance and are projected to total approximately $27 million.

As a result of the Latin American Initiatives, we incurred approximately $1.9 million of pretax restructuring and related charges during the Fiscal 2007 Quarter. Costs associated with these initiatives are expected to be incurred through September 2007 and are projected at approximately $4.3 million with annualized savings of $3.3 million.

Interest Expense. Interest expense in the Fiscal 2007 Quarter increased to $32 million from $30 million in the Fiscal 2006 Quarter is due primarily to higher interest rates.

Income Tax Expense. As a result of the implementation of tax reduction strategies implemented with prior acquisitions, coupled with changes in our book income, we were able to reduce our effective tax rate from continuing operations to approximately 30% for the Fiscal 2007 Quarter. Our effective tax rate on income from continuing operations was approximately 35% for the Fiscal 2006 Quarter.

As of December 31, 2006 and September 30, 2006, respectively, we have U.S. federal and state net operating loss carryforwards of approximately $495 million and $464 million which will expire between 2008 and 2026. Annual limitations apply to a portion of these net operating loss carryforwards. We have foreign net operating loss carryforwards of approximately $110 million, which will expire between 2007 and 2013. At December 31, 2006, we have recorded a deferred tax asset for the benefit of these losses.

The ultimate realization of the deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of December 31, 2006, our valuation allowance, established for the tax benefit that may not be realized, totaled $67 million. Of this amount, approximately $39 million related to U.S. domestic net operating losses, and $29 million related to foreign deferred tax assets. It is our expectation that our ability to utilize our U.S. federal net operating loss carryforwards, as well as other net deferred tax assets which total approximately $112 million at December 31,2006, will be realized upon the sale of the Home and Garden Business as well as the divestiture of other assets, on favorable contract terms, that will generate adequate U.S. federal tax gains.

Discontinued Operations. In the third quarter of our fiscal year ended September 30, 2006, we engaged advisors to assist us with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, we have engaged in discussions to sell the assets related to our Home and Garden Business. Accordingly, we have designated our Home and Garden Business as a discontinued operation. Our loss from discontinued operations of $22.2 million, net of tax, for the Fiscal 2007 Quarter reflects the operating results of our Home and Garden Business.

Our loss from discontinued operations of $20.6 million, net of tax, for the Fiscal 2006 Quarter reflects (i) the $3.7 million operating loss resulting from the sale of Nu-Gro Pro and Tech, which includes an estimated loss on sale, and (ii) the $16.9 million operating loss of the Home and Garden Business.

The sale of Nu-Gro Pro and Tech closed in January 2006. The total estimated loss on the sale of Nu-Gro Pro and Tech of approximately $2.4 million, net of tax, was included in the total loss for the Fiscal 2006 Quarter. After selling expenses and contractual working capital adjustments were finalized on October 30, 2006, the loss on disposal was adjusted to $3.9 million. The adjustment to the loss on disposal was recognized in the fourth quarter of fiscal 2006. See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” for additional information regarding these discontinued operations.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2007 Quarter, operating activities used $72 million in net cash as compared to providing $3 million in net cash during the same period last year. This change is partly due to a $20 million decline in income from continuing operations (a $31 million decline in income from continuing operations when adjusted for non-cash items). In addition, unfavorable changes in operating assets and liabilities reduced operating cash flow by an additional $26 million as compared to the Fiscal 2006 Quarter. This is primarily due to the Fiscal 2007 Quarter change in accounts payable and accrued expenses, which was a use of approximately $38 million in cash as compared to a use of only $20 million of cash during the Fiscal 2006 Quarter. Lastly, cash used by discontinued operations was approximately $18 million higher for the Fiscal 2007 Quarter as compared to the same period last year.

Investing Activities

Net cash used by investing activities was $6 million for the Fiscal 2007 Quarter as compared to $18 million for the Fiscal 2006 Quarter. The $12 million decline was primarily due to there being no payments for acquisitions during the Fiscal 2007 Quarter. In addition, capital expenditures during the Fiscal 2007 Quarter declined to approximately $6 million versus $10 million in the Fiscal 2006 Quarter. Capital expenditures for fiscal 2007 are expected to be approximately $38 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard as addressed further below.

Our senior credit facilities (the “Senior Credit Facilities”) include aggregate facilities of $1,458 million consisting of, approximately, a $605 million U.S. Dollar Term Loan, a €106 million Term Loan (USD $140 million at December 31, 2006), a Tranche B €262 million Term Loan (USD $344 million at December 31, 2006), a Canadian Dollar 81 million Term Loan (USD $69 million at December 31, 2006) and a Revolving Credit Facility of $300 million. There was approximately $108 million outstanding under the Revolving Credit Facility at December 31, 2006. The Revolving Credit Facility includes foreign currency sublimits equal to the U.S. Dollar equivalent of €25 million for borrowings in Euros and the U.S. Dollar equivalent of £10 million for borrowings in Pounds Sterling, and the equivalent of borrowings in Chinese Yuan of $35 million.

Approximately $138 million remains available under the Revolving Credit Facility as of December 31, 2006, net of approximately $54 million of outstanding letters of credit.

In addition to principal payments under the Senior Credit Facilities, we have annual interest payment obligations of approximately $30 million associated with our $350 million principal amount of 8 1/2% Senior Subordinated Notes due 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of the $700 million principal amount of 7 3/8% Senior Subordinated Notes due 2015 (together, the “Senior Subordinated Notes”). We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the Revolving Credit Facility if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of December 31, 2006, we estimate annual interest payments of approximately $101 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. In addition, we are required to pay a quarterly commitment fee of 0.50% on the unused portion of the Revolving Credit Facility.

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

In the third quarter of our fiscal year ending September 30, 2006, we engaged advisors to assist us with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, we have engaged in discussions to sell the assets related to our Home and Garden Business. We currently expect that the sale would be consummated during the third quarter of fiscal 2007. See footnote 2 to our Condensed Consolidated Financial Statements (unaudited) filed with this report, “Significant Accounting Policies—Assets Held For Sale” for additional information.

We were in compliance with all covenants associated with our Senior Credit Facilities, as amended, and Senior Subordinated Notes, with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the period ended December 31, 2006. Due to significant restructuring charges and reduced business performance, we do not meet the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing our Senior Subordinated Notes. Until we satisfy the test, we are limited in our ability to make significant acquisitions or incur significant additional senior debt beyond our existing Senior Credit Facilities. We do not expect this to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

On December 12, 2006, we reached agreement with our lenders under our Senior Credit Facilities (our “Senior Lenders”) to amend the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with our Senior Credit Facilities effective for the periods ended December 31, 2006 and April 1, 2007. The amendment raises the interest rate on all of our debt under our Senior Credit Facilities by 0.25% per annum until we prepay at least $500 million in principal amount of our term loans with proceeds from the sale of certain of our assets. In connection with the amendment, we incurred approximately $1.3 million of fees which are being amortized over the remaining term of our Senior Credit Facilities. As noted above, at December 31, 2006, we were in compliance with all covenants under our Senior Credit Facilities. Our ability to comply with applicable debt covenants beyond the first quarter of fiscal 2007 will depend on our ability to consummate the disposal of our Home and Garden Business on favorable contractual terms and our ability to secure further amendments or waivers with our Senior Lenders. Furthermore, to address this issue, we may also consider opportunities to refinance all or a portion of our outstanding indebtedness. Unless we are able to obtain future amendments or waivers to the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with our Senior Credit Facilities for the remaining quarters of fiscal 2007 and beyond, we currently anticipate that we will be out of compliance with such covenants, which could materially adversely affect our ability to finance our operations or capital needs and could create a default under our Senior Credit Facilities. This could lead to an event of default which could cause all amounts borrowed under our Senior Credit Facilities to become due and payable immediately. In the event of default under our Senior Credit Facilities, the amounts outstanding under our Senior Subordinated Notes would also be subject to acceleration.

We have received a purported notice of default with respect to our 8 1/2% Senior Subordinated Notes due 2013. The notice asserted that our incurrence of indebtedness under the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005 (the “Credit Agreement”) gave rise to certain defaults relating to the incurrence of indebtedness, incurrence of liens and delivery of proper notice under the Indenture, dated as of September 30, 2003 (the “Indenture”), between us and U.S. Bank National Association, as trustee (the “Trustee”), governing our 8 1/2% Senior Subordinated Notes due 2013. We believe that all existing indebtedness was incurred in compliance with the provisions of the Indenture and that no default has occurred under the Indenture. However, the default provisions of the Indenture provide that if we had incurred indebtedness other than in compliance with the Indenture and thereafter received written notice of a default from either the Trustee or holders representing 25% or more of the aggregate principal amount of our 8 1/2% Senior Subordinated Notes due 2013 then outstanding, the failure by us for 60 days after such written notice to comply with the agreements set forth in the Indenture would constitute an “Event of Default” under the Indenture. If an “Event of Default” were found to have occurred, the Trustee or holders of at least 25% in aggregate principal amount of our 8 1/2% Senior Subordinated Notes due 2013 then outstanding would have the contractual right to declare all unpaid principal, and any accrued, default or additional interest, on our 8 1/2% Senior Subordinated Notes due 2013 then outstanding to be due and payable. Such an “Event of Default” could also result in the acceleration of indebtedness under (i) our 7 3/8% Senior Subordinated Notes due 2015 by action of the trustee under the indenture governing those notes or the respective holders of at least 25% in principal amount of those notes outstanding and (ii) the Credit Agreement by action of the requisite lenders under the Credit Agreement. For additional information concerning this purported notice of default and our response thereto, please see our Current Report on Form 8-K filed with the SEC on January 16, 2007.

Equity Financing Activities

During the Fiscal 2007 Quarter we granted approximately 1.0 million shares of restricted stock. Of these grants, approximately 0.1 million shares are time-based and vest on a pro rata basis over a three year period and 0.9 million shares are performance-based and vest upon achievement of certain performance goals. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $8.5 million which has been recorded as unearned restricted stock compensation. Unearned compensation is being amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2006.

Critical Accounting Policies and Critical Accounting Estimates

Our condensed consolidated financial statements (unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2006.

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

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact that SFAS 157 will have on our financial condition, results of operations and cash flows.

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

As of December 31, 2006, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $11.9 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $0.3 million.

As of December 31, 2006, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $24.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $5.2 million.

As of December 31, 2006, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $6.2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities, would be a net gain of $4.1 million.

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

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the status of our legal proceedings since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Item 1A. Risk Factors

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or current and proposed restructuring activities;

•	difficulties or delays in the integration of operations of acquired businesses and our ability to achieve anticipated synergies and efficiencies with respect to those acquisitions;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	the impact of fluctuations in the cost of raw materials;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer preferences and demand for our products;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of our products;

•	weather conditions, primarily during the peak lawn and garden season; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of December 31, 2006 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of December 31, 2006, we had total indebtedness of approximately $2.4 billion.

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

These covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to generate cash flow to make payments on our debt, and to comply with these covenants, may be affected by a number of factors and events, including factors and events beyond our control, such as prevailing economic, financial and competitive conditions and changes in regulations, and we cannot be sure that we will be able to comply with our covenants and obligations in all our debt instruments. A breach of our covenants could result in a default under the indentures governing our Senior Subordinated Notes and/or the agreement governing our Senior Credit Facilities. If there were an event of default under the indentures for the notes and/or the agreement governing our Senior Credit Facilities, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facilities when it becomes due, the lenders under the Senior Credit Facilities could proceed against certain of our assets and capital stock which we have pledged to them as security. If the lenders under the Senior Credit Facilities caused all amounts borrowed under these instruments to be due and payable immediately, amounts outstanding under both our 8 1/2% Senior Subordinated Notes due 2013 and 7 3/8% Senior Subordinated Notes due 2015 would be subject to acceleration by action of the trustee under the respective indentures governing those notes or the respective holders of at least 25% in principal amount of the respective notes outstanding. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

We cannot assure you that we will be able to comply with our financial covenants and other provisions of our debt instruments in the second quarter of fiscal 2007 or in future periods.

On December 12, 2006, we agreed with our Senior Lenders to amend the minimum consolidated interest coverage ratio and the maximum consolidated leverage ratio covenants under our Senior Credit Facilities for the periods ended December 31, 2006 and April 1, 2007. Under the amendment, the limits imposed by such ratios become more restrictive over time. The more restrictive financial covenants and other provisions of our amended Senior Credit Facilities increase the possibility that we could be unable to comply with such covenants and provisions. Unless we are able to obtain future amendments or waivers to the maximum consolidated leverage ratio and the minimum consolidated interest coverage ratio covenants associated with our Senior Credit Facilities for the second quarter of fiscal 2007 ending April 1, 2007, we currently anticipate that we will be out of compliance with such covenants, which could materially and adversely affect our ability to finance our operations or capital needs and could create a default under our Senior Credit Facilities which, absent a waiver, could lead to an event of default and cause all amounts borrowed under our Senior Credit Facilities to become due and payable immediately, which could trigger crossdefaults under the indentures governing our Senior Subordinated Notes.

Our ability to comply with applicable debt covenants beyond the first quarter of fiscal 2007 will depend on our ability to consummate the disposal of our Home and Garden Business on favorable contractual terms and to secure further amendments or waivers with our Senior Lenders. We may also consider opportunities to refinance all or a portion of our outstanding indebtedness.

We cannot assure you that we will reach agreement on any amendments or waivers with our Senior Lenders with respect to the second fiscal quarter of 2007 or any future periods. In addition, there can be no assurance that we will be able to consummate the sales of our Home and Garden Business or that appropriate opportunities for refinancing will be available or that we will be able to successfully complete any refinancing. We cannot assure you that we will not violate the minimum consolidated interest coverage ratio and maximum consolidated leverage ratio covenants or other covenants under our Senior Credit Facilities for the second quarter of fiscal 2007, ending April 1, 2007, or in the future. Failure to comply with the terms of the agreement governing our Senior Credit Facilities could also require us to renegotiate or amend our Senior Credit Facilities on even less favorable terms and may include further restrictions on our operations.

We have received a purported notice of default under the indenture governing our 8 1/2% Senior Subordinated Notes due 2013. While we believe that no default has occurred under the Indenture, we cannot assure you that an event of default will not be found to have occurred.

We have received a purported notice of default from entities claiming to be the holders of or to have discretionary authority with respect to our 8 1/2% Senior Subordinated Notes due 2013. The notice asserted that the Company’s incurrence of indebtedness under the Credit Agreement gave rise to certain defaults relating to the incurrence of indebtedness, incurrence of liens and delivery of proper notice under the Indenture, dated as of September 30, 2003 (the “Indenture”), between the Company and the U.S. Bank National Association, as trustee (the “Trustee”), governing the 8 1/2 Senior Subordinated Notes due 2013.

We believe that all existing indebtedness was incurred in compliance with the provisions of the Indenture and that no default has occurred under the Indenture. However, the default provisions of the Indenture provide that if we had incurred indebtedness other than in compliance with the Indenture and thereafter received written notice of a default from either the Trustee or holders representing 25% or more of the aggregate principal amount of the 8 1/2 Senior Subordinated Notes due 2013 then outstanding, the failure by us for 60 days after such written notice to comply with the agreements set forth in the Indenture would constitute an “Event of Default” under the Indenture. If an “Event of Default” were found to have occurred, the Trustee or holders of at least 25% in aggregate principal amount of the 8 1/2 Senior Subordinated Notes due 2013 then outstanding would have the contractual right to declare all unpaid principal, and any accrued, default or additional interest, on the 8 1/2 Senior Subordinated Notes due 2013 then outstanding to be due and payable. Such an “Event of Default” could also result in the acceleration of indebtedness under (i) our 7 3/8% Senior Subordinated Notes due 2015 by action of the trustee under the indenture governing those notes or the respective holders of at least 25% in principal amount of those notes outstanding and (ii) the Credit Agreement by action of the requisite lenders under the Credit Agreement.

While we have concluded that there is no default under the Indenture, we cannot assure you that an Event of Default will not be found to have occurred. If an Event of Default were to be found to have occurred and the repayment of any or all amounts owed under our outstanding debt instruments were to be accelerated and become due and payable immediately, we cannot assure you that our current or future assets or cash flow would be sufficient to repay the borrowings under our outstanding debt instruments.

We have retained a financial advisor to assist us in evaluating all strategic options available to the Company, including the possibility of sales of various assets; however, we cannot assure you that we will be able to successfully consummate any such sale at all, or whether we would be able to do so on a timely basis or on terms acceptable to us.

We continue to explore all possible strategic options, including divesting certain of our assets to help us sharpen our focus on strategic growth businesses, maximize long-term shareholder value and reduce our outstanding debt balances. There can be no assurance that we will be able to successfully divest any such assets or that we will be able to do so on terms and conditions and in a timeframe favorable to the Company.

We may not be able to generate sufficient future taxable income to fully utilize our income tax operating loss and credit carryforwards.

As of December 31, 2006, we had federal net operating loss carryforwards of approximately $495 million. These net operating loss carryforwards expire at various times between 2008 and 2026. We expect to utilize certain of our U.S. federal net operating loss carryforwards, which totaled approximately $260 million at December 31, 2006, upon divestiture of certain assets on favorable contractual terms. While we expect to fully utilize the remaining $235 million within the carryforward period to reduce our income tax liabilities, future taxable income may not be sufficient for full utilization of the carryforwards.

We participate in very competitive markets and we may not be able to compete successfully.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble and its Gillette subsidiary), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), Vidal Sassoon, Revlon and Helen of Troy. In the pet supplies market, our primary competitors are The Hartz Mountain Corporation and Central Garden & Pet Company. In our Home and Garden Business, which we have designated as a discontinued operation, our principal national competitors are The Scotts Company, Central Garden & Pet Company and S.C. Johnson. In each of our markets, we also face competition from numerous other companies.

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

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply/demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months. These efforts may not be effective and, if we are unable to pass raw materials price increases on to our customers, our future profitability may be materially adversely affected. Specifically with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. There is no guarantee that we will be able to pass these fuel surcharges on to our customers.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our Home and Garden Business, which we have designated as a discontinued operation, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. Any renewal of those contracts may not include or reduce the effect of those caps and could even impose above market prices in an attempt by the applicable supplier to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Sales to Wal-Mart, The Home Depot, Lowes and Target are attributable in part to our Home and Garden Business, which we have designated as a discontinued operation. Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 19% of our net consolidated sales in fiscal 2006. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

We cannot assure you that we will successfully complete the integration of Tetra and those portions of United which are part of our continuing operations.

If we cannot successfully complete the integration of the operations of Tetra and those portions of United which are part of our continuing operations, we may experience material adverse consequences to our business, financial condition and results of operations. The integration of separately-managed companies operating in distinctly different markets involves a number of risks, including, but not limited to, the following:

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

Prior to the acquisitions of United and Tetra, Spectrum, United and Tetra operated as separate entities. We may not be able to maintain the levels of revenue, earnings or operating efficiency that any one of these entities had achieved or might achieve separately. Successfully completing the integration of Tetra and those portions of United which are part of our continuing operations will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, eliminate redundant and excess costs. The anticipated savings opportunities are based on projections and assumptions, all of which are subject to change. We may not be able to complete the integration in a timely manner, if at all, and may not realize anticipated benefits or savings to the extent or in the time frame anticipated, if at all, or such benefits and savings may require higher costs than anticipated.

We may face a number of risks related to foreign currencies.

Our foreign sales and certain of our expenses are transacted in foreign currencies. During the first three months of fiscal 2007 approximately 55% of our net sales and 39% of our operating expenses were denominated in currencies other than U.S. dollars. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

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

Sales of our battery and electric shaving and grooming products are seasonal. A large percentage of sales for our battery and electric personal care products occur during the fiscal quarter ending on or about December 31, due to the impact of the December holiday season. Sales of products relating to our Home and Garden Business, which we have designated as a discontinued operation, are also seasonal. A large percentage of our sales for our lawn and garden and household insect control products occur during the spring and summer. As a result of this seasonality, our inventory and working capital needs relating to these products fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. Furthermore, adverse business or economic conditions during the periods mentioned above could materially adversely affect our business, financial condition and results of operations.

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

Certain of our products sold through and facilities operated under our Home and Garden Business, which we have designated as a discontinued operation, are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products which are sold through our Home and Garden Business, which we have designated as a discontinued operation, continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide and fertilizer products which are sold through our Home and Garden Business, which we have designated as a discontinued operation, may be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), or that users post notices on properties to which products have been or will be applied, notification to individuals in the vicinity that products will be applied in the future, may provide that the product cannot be applied for aesthetic purposes, or may ban the use of certain ingredients. Compliance with public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to our Home and Garden Business, which we have designated as a discontinued operation, such as fertilizers, growing media, herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. Public perception that our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended December 31, 2006
10/1/06 – 10/29/06	29,069	$8.20	—	—
10/30/06 – 11/26/06	—	—	—	—
11/27/06 – 12/31/06	47,897	$8.91	—	—

Total	76,966	$8.64	—	—

(1)	During the three months ended December 31, 2006, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2007	SPECTRUM BRANDS, INC.

	By:	/S/ RANDALL J. STEWARD
Randall J. Steward Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.6	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and John A. Heil. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 17, 2006).

Exhibit 10.7	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and David R. Lumley. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 17, 2006).

Exhibit 10.8	Fourth Amended and Restated Credit Agreement dated February 7, 2005 between Rayovac Corporation, the Subsidiary Borrowers named therein, Bank of America, N.A., Citicorp North America, Inc., Merrill Lynch Capital Corporation, the other lenders party thereto, Banc of America Securities LLC, Citigroup Global Markets Inc., and Merrill Lynch, Pierce, Fenner & Smith (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.9	Amendment No. 1, dated April 29, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 10.10	Amendment No. 2, dated December 12, 2005, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on December 13, 2005).

Exhibit 10.11	Amendment No. 3, dated May 9, 2006, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2006).

Exhibit 10.12	Amendment No. 4, dated December 12, 2006, to the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005, among Rayovac Corporation, Varta Consumer Batteries GmbH & Co. KGaA, Rayovac Europe Limited, each lender from time to time party thereto, Citicorp North America, Inc., Merrill Lynch Capital Corporation, LaSalle Bank National Association and Bank of America, N.A. (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended September 30, 2006, filed with the SEC on December 14, 2006)

Exhibit 10.13	Security Agreement, dated February 7, 2005, between the Grantors referred to therein and Bank Of America, N.A. (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.14	ROV Guarantee, dated as of February 7, 2005 from the ROV Guarantors named therein and the Additional ROV Guarantors named therein in favor of the Secured Parties referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.15	KGaA Guarantee dated as of February 7, 2005 from the KGaA Guarantors named therein and the Additional KGaA Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.16	UK Guarantee dated as of February 7, 2005 from the UK Guarantors named therein and the Additional UK Guarantors referred to therein in favor of the Lenders referred to in the Credit Agreement referred to therein (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.17	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.18	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.19	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.20	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.21	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.22	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.23	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.24	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.25	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.26	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.27	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.28	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.29	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith