Form 10-Q
period 2007-04-01
Spectrum Brands, Inc.
filed 2007-05-11
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 4, 2007, was 52,459,466.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED April 1, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

April 1, 2007 and September 30, 2006

(Unaudited)

(Amounts in thousands, except per share figures)

	April 1, 2007	September 30, 2006
-ASSETS-
Current assets:
Cash and cash equivalents	$118,241	$28,430
Receivables, less allowance for doubtful accounts of $19,213 and $21,394, respectively	287,124	365,532
Inventories	348,789	460,672
Assets held for sale	903,511	3,499
Deferred income taxes	52,329	50,401
Prepaid expenses and other	43,675	51,281

Total current assets	1,753,669	959,815
Property, plant and equipment, net	261,677	311,839
Goodwill	637,146	1,130,184
Intangible assets, net	843,604	1,061,087
Deferred charges and other	43,522	49,028
Debt issuance costs	49,940	37,367

Total assets	$3,589,558	$3,549,320

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$51,307	$42,713
Accounts payable	198,728	309,111
Liabilities held for sale	124,478	—
Accrued liabilities	169,976	210,789

Total current liabilities	544,489	562,613
Long-term debt, net of current maturities	2,608,477	2,234,458
Employee benefit obligations, net of current portion	78,059	76,893
Deferred income taxes	86,248	156,578
Other	63,711	66,561

Total liabilities	3,380,984	3,097,103
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 68,469 and 67,422 shares, respectively; outstanding 52,461 and 51,491 shares, respectively	683	674
Additional paid-in capital	660,260	651,644
Accumulated deficit	(422,982)	(166,657)
Accumulated other comprehensive income	44,361	39,639

	282,322	525,300
Less treasury stock, at cost, 16,008 and 15,931 shares, respectively	(73,748)	(73,083)

Total shareholders’ equity	208,574	452,217

Total liabilities and shareholders’ equity	$3,589,558	$3,549,320

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended April 1, 2007 and April 2, 2006

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		SIX MONTHS
	2007	2006	2007	2006
Net sales	$439,734	$414,690	$1,004,285	$980,942
Cost of goods sold	268,454	255,364	618,131	596,380
Restructuring and related charges	6,664	431	12,615	1,727

Gross profit	164,616	158,895	373,539	382,835
Selling	98,914	89,886	224,885	198,185
General and administrative	45,063	39,865	82,131	79,643
Research and development	6,677	7,248	13,610	14,368
Goodwill impairment	214,039	—	214,039	—
Restructuring and related charges	9,815	3,812	11,206	4,983

Total operating expenses	374,508	140,811	545,871	297,179

Operating (loss) income	(209,892)	18,084	(172,332)	85,656
Interest expense	69,228	29,903	100,971	59,685
Other expense (income), net	2,649	(6,586)	3,599	(5,099)

(Loss) income from continuing operations before income taxes	(281,769)	(5,233)	(276,902)	31,070
Income tax (benefit) expense	(50,604)	(3,880)	(49,156)	9,497

(Loss) income from continuing operations	(231,165)	(1,353)	(227,746)	21,573
(Loss) income from discontinued operations, net of tax	(6,350)	1,916	(28,579)	(18,692)

Net (loss) income	$(237,515)	$563	$(256,325)	$2,881

Basic earnings per share:
Weighted average shares of common stock outstanding	49,811	49,453	49,828	49,458
(Loss) income from continuing operations	$(4.64)	$(0.03)	$(4.57)	$0.44
(Loss) income from discontinued operations	(0.13)	0.04	(0.57)	(0.38)

Net (loss) income	$(4.77)	$0.01	$(5.14)	$0.06

Diluted earnings per share:
Weighted average shares and equivalents outstanding	49,811	50,974	49,828	50,811
(Loss) income from continuing operations	$(4.64)	$(0.03)	$(4.57)	$0.43
(Loss) income from discontinued operations	(0.13)	0.04	(0.57)	(0.37)

Net (loss) income	$(4.77)	$0.01	$(5.14)	$0.06

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended April 1, 2007 and April 2, 2006

(Unaudited)

(Amounts in thousands)

	SIX MONTHS
	2007	2006
Cash flows from operating activities:
(Loss) income from continuing operations	$(227,746)	$21,573
Non-cash adjustments to income from continuing operations:
Gain on sale of assets	—	(8,876)
Depreciation	21,087	20,352
Amortization	15,386	14,576
Amortization of debt issuance costs	3,822	3,260
Impairment of goodwill	214,039	—
Other non-cash adjustments	(20,428)	13,958
Net changes in assets and liabilities, net of acquisitions and discontinued operations	(107,158)	(37,825)

Net cash used by operating activities of continuing operations	(100,998)	27,018
Net cash used by operating activities of discontinued operations	(116,522)	(71,469)

Net cash used by operating activities	(217,520)	(44,451)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,836)	(27,550)
Proceeds from sale of equipment	231	5,343
Proceeds from sale of assets held for sale	—	10,641
Payment for acquisitions, net of cash acquired	—	(7,363)

Net cash used by investing activities of continuing operations	(12,605)	(18,929)
Net cash provided by investing activities of discontinued operations	—	81,692

Net cash (used) provided by investing activities	(12,605)	62,763

Cash flows from financing activities:
Reduction of debt	(1,715,780)	(466,315)
Proceeds from debt financing	2,076,623	434,027
Debt issuance costs	(40,969)	(1,703)
Proceeds from exercise of stock options	—	326
Stock option income tax benefit	—	73

Net cash provided (used) by financing activities	319,874	(33,592)
Effect of exchange rate changes on cash and cash equivalents	62	34

Net increase (decrease) in cash and cash equivalents	89,811	(15,246)
Cash and cash equivalents, beginning of period	28,430	29,852

Cash and cash equivalents, end of period	$118,241	$14,606

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it with a sale of various assets in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of fiscal 2007 the Company approved and initiated a plan to sell the assets related to its lawn and garden and household insect control product offerings (the “Home and Garden Business”). As a result, the Company has designated certain assets and liabilities related to its Home and Garden Business as held for sale and has designated the Home and Garden Business as a discontinued operation (for additional information please see footnote 2, Significant Accounting Policies—Discontinued Operations and footnote 2, Significant Accounting Policies—Assets Held for Sale).

As of January 1, 2007, the Company began managing its business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden, which consists of the discontinued Home and Garden Business (“Home and Garden”). The presentation of all historical segment reporting herein has been changed to conform to the new segment structure.

The Company’s continuing operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. Through the Company’s Home and Garden Business, presented as discontinued operations, it manufactures and markets lawn fertilizers, herbicides, insecticides and repellants in North America. The Company’s continuing operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys strong name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1 and various other brands. The Company’s Home and Garden Business enjoys strong name recognition under the Spectracide and Cutter brands, among others. Due to business seasonality, the Company’s operating results for the three and six month periods ended April 1, 2007 are not necessarily indicative of the results that may be expected for the full year ended September 30, 2007.

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at April 1, 2007, and the results of operations and cash flows for the three and six month periods ended April 1, 2007 and April 2, 2006. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation. The condensed consolidated financial statements included in this Form 10-Q have been adjusted to reflect the planned disposition of certain assets as discontinued operations for all periods presented.

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

Discontinued Operations: In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it with a sale of various assets in order for the Company to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of fiscal 2007, the Company approved and initiated a plan to sell the assets related to its Home and Garden Business. (See Assets Held for Sale in Note 2 below where the specific assets and liabilities to be sold are further discussed.)

As a result, effective October 1, 2006, the Company reflected the operations of its Home and Garden Business as discontinued operations. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six month periods ended April 1, 2007 and April 2, 2006, respectively:

	Three Months		Six Months
	2007	2006	2007	2006
Net sales	$220,226	$210,431	$275,874	$264,138

(Loss) income from discontinued operations before income taxes	$(1,332)	$8,461	$(36,893)	$(18,504)
Provision for income tax expense (benefit)	5,018	5,017	$(8,314)	(5,092)

(Loss) income from discontinued operations, net of tax	$(6,350)	$3,444	$(28,579)	$(13,412)

On January 25, 2006, the Company sold its “Nu-Gro” fertilizer technology and Canadian professional fertilizer products businesses (“Nu-Gro Pro and Tech”) to Agrium Inc. Proceeds from the sale were used to reduce outstanding debt. The sale included two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. As part of the transaction, the Company signed strategic multi-year reciprocal supply agreements with Agrium. Proceeds from the sale totaled approximately $83,000 after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Effective October 1, 2005, the Company reflected the operations of Nu-Gro Pro and Tech as discontinued operations. The Company discontinued these operations as part of its integration initiatives related to the Company’s acquisition of United Industries Corporation (“United”). See footnote 10, Restructuring and Related Charges, for additional discussion of United integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and six month periods ended April 2, 2006:

	Three Months 2006(A)	Six Months 2006(A)
Net sales	$4,242	$16,314

Loss from discontinued operations before income taxes	$(1,586)	$(6,106)
Provision for income tax benefit	58	826

Loss from discontinued operations (including estimated loss on disposal of $1,340 and $3,788, respectively, in 2006), net of tax(B)	$(1,528)	$(5,280)

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

Assets Held for Sale: At April 1, 2007, assets totaling $903,511 were included in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited). As of April 1, 2007, the Company had $895,842 and $124,478 related to certain assets and liabilities, respectively, of the Company’s Home and Garden Business included in Assets held for sale and Liabilities held for sale, respectively, in its Condensed Consolidated Balance Sheets (Unaudited). (See—Discontinued Operations in this Note 2 above for additional information). All relevant criteria of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, allowing for the classification of assets held for sale have been met for the Home and Garden Business. The following table details the components of the assets and liabilities related to the Company’s Home and Garden Business held for sale at April 1, 2007:

Amount
Receivables, net of allowance for doubtful accounts	$163,553
Inventories	161,149
Other current assets	5,280
Property, plant and equipment, net	43,077
Goodwill	297,426
Intangible assets, net	224,290
Other assets	1,067

Total assets held for sale	895,842
Accounts payable	99,141
Other current liabilities	25,337

Total liabilities held for sale	124,478

Total Home and Garden net assets held for sale	$771,364

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The remaining balance in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited) as of April 1, 2007 and the balance as of September 30, 2006 consist primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 5 to 19 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The fair values of the Company’s goodwill and trade name intangibles were tested as of April 1, 2007.

In accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, conducted impairment testing on the Company’s goodwill. The Company used the discounted estimated future cash flows methodology to determine the fair value of its reporting units. Assumptions critical to the Company’s fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the market capitalization of the Company. The Company first compared the fair value of its reportable units with their carrying amounts, including goodwill. This first step indicated that the fair value of the Company’s North America reporting unit, which is included in the Global Batteries & Personal Care reportable segment, was less than the Company’s North America reporting unit’s carrying amount and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142.

Management then compared the carrying amount of the North America reporting unit’s goodwill against the respective implied fair value of goodwill. The carrying amount of the North America reporting unit’s goodwill was determined to exceed implied fair value and, therefore, management recorded an impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill. As a result of this goodwill impairment analysis, the Company recorded a non-cash pretax goodwill impairment charge of approximately $214,039.

In addition, in accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, also compared the carrying amounts of trade name intangible assets with their respective fair values. Fair value was determined using a relief from royalty methodology. Management concluded that the fair values of the trade name intangible assets were in excess of their respective carrying amounts and, hence, such assets were not impaired.

The recognition of the $214,039 non-cash impairment of goodwill, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the three and six month periods ended April 1, 2007. The impairment will not result in future cash expenditures.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. The impairment of goodwill discussed above is primarily attributed to lower forecasted profits of the North America reporting unit, reflecting more conservative future growth rates, coupled with an increase in its carrying value during the six months ended April 1, 2007.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $33,135 and $68,757 for the three and six month periods ended April 1, 2007, respectively, and $27,357 and $59,535 for the three and six month periods ended April 2, 2006, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 20% of the Company’s Net sales during both the three and six month periods ended April 1, 2007, and 18% and 21% of the Company’s Net sales during the three and six month periods ended April 2, 2006, respectively. This major customer also represented approximately 19% and 11% of its trade accounts receivable, net as of April 1, 2007 and September 30, 2006, respectively.

Approximately 56% of the Company’s sales during the six month period ended April 1, 2007 occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: On October 1, 2005 the Company adopted Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and six month periods ended April 1, 2007 was $4,818 and $8,626, or $3,228 and $5,779, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). The Company expects that total stock compensation expense for 2007 will be approximately $17,285 before the effect of income taxes. As of April 1, 2007, there was $32,411 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted through fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a three or four year vesting period and the remaining 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur only upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of Earnings Per Share (“EPS”), segment Earnings Before Interest and Taxes (“EBIT”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

During the six month period ended April 1, 2007, the Company granted approximately 1,128 shares of restricted stock. Of these grants, 159 shares are time-based and vest on a pro rata basis over a three year period and 969 shares are purely performance-based and vest upon achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components. During the three month period ended April 1, 2007 achievement of the performance goals related to the performance-based shares was deemed probable and, accordingly, $1,864 of amortization related to those shares has been included in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2007.

The Company currently has two active incentive plans under which additional shares may be issued to employees as equity compensation. In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Up to 5,000 shares of Common stock may be issued under the 1997 Plan, which expires in August 2007. As of April 1, 2007, there were options with respect to 1,463 shares of common stock outstanding under the 1997 Plan. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, which expires in July 2014. As of April 1, 2007, 3,334 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of April 1, 2007, and changes during the six month period ended April 1, 2007, is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2006	2,046	$25.91	$53,021
Granted	1,128	8.68	9,790
Vested	(431)	23.12	(9,966)
Forfeited	(81)	22.11	(1,791)

Restricted stock at April 1, 2007	2,662	$19.18	$51,054

The following table summarizes the stock option transactions for the six month period ended April 1, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,911	$14.65	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(80)	14.57	—

Outstanding at April 1, 2007	1,831	$14.65	$—

Exercisable at April 1, 2007	1,644	$14.76	$—

The following table summarizes information about options outstanding and options outstanding and exercisable as of April 1, 2007:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	0.50 years	$4.39	149	$4.39
$11.32 – $14.60	1,208	5.13	13.43	1,033	13.53
$16.19 – $21.50	205	1.42	18.75	202	18.73
$21.63 – $28.70	269	2.24	22.72	260	22.54

	1,831	3.91	$14.65	1,644	$14.76

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended April 1, 2007 and April 2, 2006, $1,940 of pretax derivative gains and $78 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Interest expense. During the three month periods ended April 1, 2007 and April 2, 2006, no adjustments were recorded to Interest expense for ineffectiveness from such hedges. During the six month periods ended April 1, 2007 and April 2, 2006, $3,745 and $165 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Interest expense. During the six month periods ended April 1, 2007 and April 2, 2006, $0 and $431 of pretax derivative gains, respectively, were recorded as adjustments to Interest expense for ineffectiveness from such hedges and included in the amounts above. At April 1, 2007, the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.81% for a notional principal amount of $80,000 through April 2007, 4.15% for a notional principal amount of $175,000 through September 2007 and 4.46% for a notional principal amount of $170,000 through October 2008. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €60,000 through September 2007 and 2.68% for a notional principal amount of €220,000 through September 2008. The derivative net gain on these contracts recorded in AOCI at April 1, 2007 was $5,831, net of tax expense of $3,574. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $6,385, net of tax expense of $3,913. At April 1, 2007, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $3,663, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended April 1, 2007 and April 2, 2006, $359 and $0, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to Net sales. During the six month periods ended April 1, 2007 and April 2, 2006, $538 and $0, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to Net sales. During the three month periods ended April 1, 2007 and April 2, 2006, $408 of pretax derivative losses and $120 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Cost of good sold. During the six month periods ended April 1, 2007 and April 2, 2006, $549 of pretax derivative losses and $163 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Cost of good sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Condensed

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Consolidated Balance Sheet (Unaudited). During the three month periods ended April 1, 2007 and April 2, 2006, $351 of pretax derivative losses and $34 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the six month periods ended April 1, 2007 and April 2, 2006, $756 of pretax derivative losses and $74 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the three month periods ended April 1, 2007 and April 2, 2006 was $0. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the six month periods ended April 1, 2007 and April 2, 2006 was $0. At April 1, 2007 and September 30, 2006, respectively, the Company had $108,157 and $97,932 of such foreign exchange derivative contracts outstanding. The derivative net loss on these contracts recorded in AOCI at April 1, 2007 was $938, net of tax benefit of $413. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $647, net of tax expense of $326. At April 1, 2007, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $832, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During the three month periods ended April 1, 2007 and April 2, 2006, $215 and $353 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the six month periods ended April 1, 2007 and April 2, 2006, $4,032 and $611 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At April 1, 2007 and September 30, 2006, $101,595 and $129,663, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended April 1, 2007 and April 2, 2006, $7,719 and $393, of pretax derivative gains and losses, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. During the six month periods ended April 1, 2007 and April 2, 2006, $12,313 and $79, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the three month periods ended April 1, 2007 and April 2, 2006, $453 and $0 respectively, of pretax derivative losses, were recorded as an adjustment to Cost of goods sold for ineffectiveness and $388 and $24 of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness during the six month periods ended April 1, 2007 and April 2, 2006. At April 1, 2007, the Company had a series of such swap contracts outstanding through September 2007 with a contract value of $36,207. At September 30, 2006, $43,614 of such commodity contracts was outstanding. The derivative net gain on these contracts recorded in AOCI at April 1, 2007 was $13, net of tax expense of $79. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $3,495, net of tax expense of $1,852. At April 1, 2007, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $175, net of tax.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

3    OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three and six month periods ended April 1, 2007 and April 2, 2006, respectively, are as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Net (loss) income	$(237,515)	$563	$(256,325)	$2,881
Other comprehensive income:
Foreign currency translation	907	10,978	11,990	2,204
Adjustment of additional minimum pension liability	(52)	(174)	(1,614)	(11)
Net unrealized gain on derivative instruments	(10,197)	3,863	(5,656)	6,219

Net change to derive comprehensive income for the period	(9,342)	14,667	4,720	8,412

Comprehensive (loss) income	$(246,857)	$15,230	$(251,605)	$11,293

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and six month periods ended April 1, 2007 and April 2, 2006 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4    NET INCOME PER COMMON SHARE

Net income per common share for the three and six month periods ended April 1, 2007 and April 2, 2006, respectively, is calculated based upon the following number of shares:

	Three Months		Six Months
	2007	2006	2007	2006
Basic	49,811	49,453	49,828	49,458
Effect of restricted stock and assumed conversion of options	—	1,521	—	1,353

Diluted	49,811	50,974	49,828	50,811

For the three and six month periods ended April 1, 2007, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5    INVENTORIES

Inventories, which are stated at lower of cost or market, consist of the following:

	April 1, 2007	September 30, 2006
Raw materials	$84,908	$121,793
Work-in-process	36,324	36,205
Finished goods	227,557	302,674

	$348,789	$460,672

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2006	$330,465	$297,330	$502,389	$1,130,184
Asset held for sale	—	(297,426)	—	(297,426)
Goodwill impairment	(214,039)			(214,039)
Effect of translation	5,843	96	12,488	18,427

Balance as of April 1, 2007	$122,269	$—	$514,877	$637,146

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2006	$393,110	$146,634	$297,200	$836,944
Additions	—	—	680	680
Asset held for sale	—	(146,297)	—	(146,297)
Purchase price allocation(A)	(2,218)	—	—	(2,218)
Effect of translation	9,125	(350)	6,113	14,888

Balance as of April 1, 2007	$400,017	$(13)	$303,993	$703,997

Intangible Assets Subject to Amortization
Balance as of September 30, 2006, gross	$15,695	$94,121	$150,560	$260,376
Less: Accumulated amortization	(3,391)	(15,953)	(19,662)	(39,006)

Balance as of September 30, 2006, net	$12,304	$78,168	$130,898	$221,370
Asset held for sale	—	(77,993)	—	(77,993)
Amortization during period	(495)	—	(6,336)	(6,831)
Effect of translation	562	(150)	—	412

Balance as of April 1, 2007, net	$12,371	$25	$124,562	$136,958

Pension Intangibles
Balance as of April 1, 2007	$2,648	$—	$—	$2,648

Total Intangible Assets, net	$415,036	$12	$428,555	$843,603

(A)

During the three month period ended April 1, 2007, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company reduced Global Batteries & Personal Care intangible assets as a result of the reversal of a portion of a deferred tax valuation allowance established in connection with the acquisition of Microlite, as all prior goodwill had been previously written off.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, tested its goodwill and indefinite-lived intangible assets for impairment as of April 1, 2007. As a result of these analyses the Company recorded a non-cash pretax impairment charge related to goodwill of approximately $214,039 in the three month period ended April 1, 2007. See Note 2, Significant Accounting Policies—Intangible Assets, for further details on the impairment charge.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The carrying value of technology assets was $35,986, net of accumulated amortization of $8,947 at April 1, 2007 and $37,305, net of accumulated amortization of $7,126 at September 30, 2006. Remaining intangible assets subject to amortization include mostly customer relationship intangibles. Of the intangible assets acquired in the United acquisition and the Company’s acquisition of Jungle Labs, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Company’s acquisition of Tetra Holding GmbH (“Tetra”), customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

Amortization expense for the three and six month periods ended April 1, 2007 and April 2, 2006, respectively, is as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Proprietary technology amortization	$910	$545	$1,821	$1,148
Customer relationships amortization	2,338	2,392	4,676	4,722
Trade names amortization	167	481	334	963

	$3,415	$3,418	$6,831	$6,833

The Company estimates annual amortization expense for the next five fiscal years will approximate $13,500 per year.

7    DEBT

Debt consists of the following:

	April 1, 2007		September 30, 2006
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 2, 2013	344,851	11.0%	—	—
Term Loan B, U.S. Dollar, expiring March 30, 2013	900,000	9.5%	—	—
Term Loan B II, U.S. Dollar, expiring March 30, 2013	200,000	9.5%	—	—
Term Loan, Euro, expiring March 30, 2013	450,000	8.5%	—	—
Senior Subordinated Notes, due October 1, 2013	5,149	8.5%	350,000	8.5%
Term Loan, U.S. Dollar, expiring February 6, 2012	—	—	604,827	8.6%
Term Loan, Canadian Dollar, expiring February 6, 2012	—	—	72,488	7.4%
Term Loan, Euro, expiring February 6, 2012	—	—	134,721	6.3%
Term Loan, Euro Tranche B, expiring February 6, 2012	—	—	332,315	6.2%
Revolving Credit Facility, expiring February 6, 2011	—	—	26,200	10.3%
Other notes and obligations	38,073	5.5%	42,698	5.7%
Capitalized lease obligations	21,711	5.1%	13,922	5.0%

	2,659,784		2,277,171
Less current maturities	51,307		42,713

Long-term debt	$2,608,477		$2,234,458

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

On March 30, 2007, the Company refinanced its outstanding senior credit facilities with new senior credit facilities (the “Senior Credit Facilities”) pursuant to a new senior credit agreement (“The Senior Credit Agreement”). Also on March 30, 2007, the Company exchanged $344,851 in aggregate principal amount of its 8 1/2% Senior Subordinated Notes due 2013 (the “Existing Notes”) for the same aggregate principal amount of Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”) pursuant to the terms of an exchange offer (the “Exchange Offer”). The proceeds of borrowings under the Senior Credit Facilities were used to repay all outstanding obligations under the Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, pay fees and expenses in connection with the refinancing and Exchange Offer, with remaining proceeds retained for general corporate purposes. Approximately $11,649 of prepayment premiums in connection with repayment of the previously outstanding senior credit facilities were charged to interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2007.

The Senior Credit Facilities aggregated to a U.S. Dollar equivalent of $1,600,000 at closing and consisted of a $900,000 U.S. Dollar Term B Loan, a $200,000 U.S. Dollar Term B II Loan, a €337,584 Term Loan (USD $450,000 at April 1, 2007) (collectively referred to as the “Term Loan Facilities”), and a $50,000 Synthetic letter of credit facility. The Senior Credit Facilities also provide for a U.S. Dollar Asset Backed Loan of up to $300,000 at the Company’s option that would replace an equivalent amount of the U.S. Dollar Term Loan Facilities. Following the end of the quarter ended April 1, 2007 and upon conclusion of syndication, the U.S. Dollar Term B Loan was increased, with effect as of March 30, 2007, by $100,000 to $1,000,000 and the Euro term loan was decreased by €75,584 to €262,000 (USD $350,000 at April 4, 2007).

Letters of credit of approximately $46,800 were outstanding at April 1, 2007.

Approximately $35,812 of fees and expenses incurred in association with the Senior Credit Facilities were capitalized and will be amortized over the term of the facilities. In addition, in connection with the refinancing approximately $15,651 of debt issuance costs associated with the previously outstanding senior credit facilities were written off and charged to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2007.

The Term Loan Facilities are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued interest, due on March 30, 2013. Beginning with the fiscal year ending September 30, 2007, the Senior Credit Agreement provides for annual mandatory prepayments, over and above the normal amortization as a result of excess cash flow, as defined in the Senior Credit Agreement. The Senior Credit Agreement also provides for other mandatory prepayments, subject to certain exceptions and reinvestment provisions, of net proceeds as a result of the issuance of debt, sales of certain assets above a specified threshold, receipt of proceeds from certain casualty events and the issuance of equity interests by the Company or any of its subsidiaries.

The Senior Credit Agreement contains financial covenants with respect to debt which include a maximum senior secured leverage ratio. In accordance with the agreement, the limits imposed by such ratio become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.

The Senior Credit Agreement also contains customary events of default and is secured by substantially all of the Company’s domestic assets pursuant to a Guarantee and Collateral Agreement entered into on March 30, 2007.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company was in compliance with all covenants associated with its Senior Credit Facilities.

In connection with the Exchange Offer, on March 30, 2007 the Company and certain of its domestic subsidiaries, as guarantors, entered into an indenture (the “Indenture”) with Wells Fargo Bank, N.A., as trustee (the “Trustee”), governing the New Notes.

Approximately $3,874 of fees and expenses incurred in association with the Exchange Offer were capitalized and will be amortized over the term of the New Notes. In addition, in connection with the Exchange Offer approximately $8,925 of debt issuance costs associated with the Existing Notes were written off and charged to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2007.

Subject to certain conditions, the Company has the option to pay interest on the New Notes entirely in cash or by increasing the principal amount of the New Notes. The New Notes bore interest at an initial rate of 11%, which increased to 11.25% on April 2, 2007 and thereafter increases semi-annually, varying depending on whether interest is paid in cash or increased principal. Interest will be payable semi-annually in arrears on October 2 and April 2, beginning on October 2, 2007. At such time as the Fixed Charge Coverage Ratio test under the indentures governing the New Notes is above 2:1, the Company is required to pay interest of 1% over the scheduled rates referred to above. The Company will make each interest payment to the holders of record of the New Notes as of the immediately preceding March 15 and September 15, respectively. The New Notes are general unsecured obligations of the Company. They are subordinated in right of payment to all existing and future senior debt of the Company, including the indebtedness of the Company pursuant to the Senior Credit Agreement. The New Notes are pari passu in right of payment with all existing and any future senior subordinated indebtedness of the Company, including, without limitation, the Company’s 7 3/8% Senior Subordinated Notes due 2015 and its Existing Notes which remain outstanding following the closing of the Exchange Offer, and are senior in right of payment to any future subordinated indebtedness of the Company.

The terms of the New Notes are governed by the Indenture. The Indenture contains customary covenants that limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase the Company’s equity interests, make certain investments, expand into unrelated businesses, create liens on assets, merge or consolidate with another company, transfer or sell all or substantially all of the Company’s assets, and enter into transactions with affiliates. Upon the occurrence of a “change of control,” as defined in the Indenture, the Company is required to make an offer to repurchase the outstanding New Notes for a redemption price, which redemption price begins at 110% of the principal amount being repurchased and declines to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

The Company may redeem all or a part of the New Notes upon not less than 30 nor more than 60 days notice, at redemption prices beginning at 110% of the principal amount thereof and declining to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

In addition, the Indenture is subject to customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the New Notes. If any other event of default under the Indenture occurs and is continuing, the Trustee, or the registered holders of at least 25% in aggregate principal amount of the then outstanding New Notes, may declare the acceleration of the amounts due under the New Notes.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company was in compliance with all covenants associated with its $344,851 principal amount of New Notes, its $5,149 principal amount of Existing Notes that remain outstanding following the closing of the Exchange Offer and its $700,000 principal amount of 7 3/8% Senior Subordinated Notes due 2015 (collectively referred to as the “Senior Subordinated Notes”), with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the period ended April 1, 2007. Due to significant restructuring charges and reduced business performance, the Company has not met the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing its Senior Subordinated Notes. Until the Company satisfies such test, it is limited in its ability to make significant acquisitions or incur significant additional senior debt beyond its Senior Credit Facilities. The Company does not expect its inability to meet the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing business, although no assurance can be given in this regard.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company’s results of operations for the three and six month periods ended April 1, 2007 and April 2, 2006, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation benefit cost	2007	2006	2007	2006
Service cost	$782	$1,076	$1,565	$2,142
Interest cost	1,393	1,382	2,786	2,749
Expected return on assets	(1,017)	(968)	(2,035)	(1,927)
Settlement and Curtailment	173	—	347	—
Amortization of prior service cost	64	96	127	192
Amortization of transition obligation	—	9	—	17
Recognized net actuarial loss	156	327	312	655

Net periodic benefit cost	$1,551	$1,922	$3,102	$3,828

	Three Months		Six Months
Pension and deferred compensation contributions	2007	2006	2007	2006
Contributions made during period	$198	$993	$779	$1,996

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended April 1, 2007 were $793 and $2,009, respectively.

9    SEGMENT RESULTS

As of January 1, 2007, the Company began managing its business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden, which consists of the discontinued Home and Garden Business (“Home and Garden”). The presentation of all historical segment reporting herein has been changed to conform to the new segment structure.

Global strategic initiatives and financial objectives for each segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each reportable segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that segment plus the financial results of that segment.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The reportable segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of reportable segments discussed above, as of January 1, 2007 expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in Corporate expenses, are now included in the determination of reportable segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as Corporate expenses, have been included in the determination of reportable segment profits. Accordingly, Corporate expenses include primarily general and administrative expenses associated with corporate overhead and long-term incentive compensation plans. The changes described above are reflected in the Company’s segment reporting commencing with the three month period ended April 1, 2007, with prior periods restated accordingly. All depreciation and amortization included in income from operations is related to reportable segments or corporate. Costs are identified to reportable segments or corporate according to the function of each cost center.

All capital expenditures are related to reportable segments. Variable allocations of assets are not made for segment reporting.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three and six month periods ended April 1, 2007 and April 2, 2006, respectively, and at April 1, 2007 and September 30, 2006 is as follows:

	Three Months		Six Months
	2007	2006	2007	2006
Net sales from external customers
Global Batteries & Personal Care	$297,189	$276,827	$724,059	$710,377
Global Pet Supplies	142,545	137,863	280,226	270,565

Total segments	$439,734	$414,690	$1,004,285	$980,942

	Three Months		Six Months
	2007	2006	2007	2006
Intersegment net sales
Global Pet Supplies	$1,107	$—	$3,651	$—

Total segments	$1,107	$—	$3,651	$—

	Three Months		Six Months
	2007	2006	2007	2006
Segment profit
Global Batteries & Personal Care	$22,144	$13,413	$61,952	$75,758
Global Pet Supplies	16,357	19,024	34,697	36,786

Total segments	38,501	32,437	96,649	112,544
Corporate expense	17,875	10,110	31,121	20,178
Restructuring and related charges	16,479	4,243	23,821	6,710
Goodwill impairment	214,039	—	214,039	—
Interest expense	69,228	29,903	100,971	59,685
Other expense (income), net	2,649	(6,586)	3,599	(5,099)

Income (loss) from continuing operations before income taxes	$(281,769)	$(5,233)	$(276,902)	$31,070

	April 1, 2007	September 30, 2006
Segment total assets
Global Batteries & Personal Care	$1,355,948	$1,549,197
Global Pet Supplies	1,195,784	1,170,841
Home and Garden(A)	895,842	745,363

Total segments	3,447,574	3,465,401
Corporate	141,984	83,919

Total assets at period end	$3,589,558	$3,549,320

(A)

Represents assets related to the discontinued Home and Garden Business. Such assets as of April 1, 2007 are included in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited). See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the discontinued Home and Garden Business.

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

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended April 1, 2007 and April 2, 2006, respectively:

	Three Months		Six Months
	2007	2006	2007	2006
Cost of goods sold:
Global Batteries & Personal Care	$2,703	$12	$5,577	$794
Global Pet Supplies	3,961	419	7,038	933

Total restructuring and related charges in cost of goods sold	6,664	431	12,615	1,727

Operating expenses:
Global Batteries & Personal Care	7,309	3,510	7,307	4,025
Global Pet Supplies	2,506	302	3,899	958

Total restructuring and related charges in operating expenses	9,815	3,812	11,206	4,983

Total restructuring and related charges	$16,479	$4,243	$23,821	$6,710

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. As a result, the Company expects to reduce headcount in Latin America by approximately 100 employees. The Company incurred $3,344 of pretax restructuring and related charges during the six month period ended April 1, 2007. Costs associated with the Latin America initiatives are expected to be incurred through September 2007 and are projected at approximately $4,300.

As of January 1, 2007 the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and Home and Garden. As part of this realignment, the Company’s Global Operations organization, previously included in corporate, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives at the corporate and operating segment levels (the “Global Realignment Initiatives”), including a headcount reduction of approximately 100 employees. The Company

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

incurred $5,663 of pretax restructuring and related charges in connection with these initiatives during the six month period ended April 1, 2007. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $15,000, the majority of which will be cash costs.

The following table summarizes the accrual balance and activity that occurred during the six month period ended April 1, 2007 associated with the 2007 restructuring initiatives:

2007 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$—	$—	$—
Provisions	5,415	1,550	6,965
Cash expenditures	(452)	(286)	(738)
Non-cash expenditures	(334)	(975)	(1,309)

Accrual balance at April 1, 2007	$4,629	$289	$4,918

Expensed as incurred(A)	$2,042	$—	$2,042

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2006 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives include the reduction of certain operations at the Ellwangen, Germany packaging center and relocating such operations to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring the sales, marketing and support functions. As a result, the Company has reduced headcount in Europe by approximately 350, or 24%. The Company incurred $3,598 of pretax restructuring and related charges during the six month period ended April 1, 2007 in connection with the European Initiatives. Costs associated with these initiatives, expected to be incurred through June 2007, relate primarily to severance and are projected at approximately $26,000, the majority of which will be cash costs.

The following table summarizes the accrual balance and activity that occurred during the six month period ended April 1, 2007 associated with the 2006 restructuring initiatives:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$12,922	$—	$12,922
Cash expenditures	(7,911)	—	(7,911)

Accrual balance at April 1, 2007	$5,011	$—	$5,011

Expensed as incurred(A)	$3,598	$—	$3,598

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2005 Restructuring Initiatives

In connection with the acquisitions of United and Tetra in 2005, the Company announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives included: integrating all of United’s Home and Garden administrative services, sales and customer service functions into the Company’s operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s Home and Garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities of the Company’s Global Pet Supplies business. In addition, certain corporate finance functions were combined directly into Spectrum’s global headquarters in Atlanta.

Effective October 1, 2006 the Company reflected the operations of its Home and Garden Business as a discontinued operation. See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the discontinued Home and Garden Business. As a result, as of October 1, 2006 no new initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison Wisconsin have been pursued. Instead, inasmuch as the Company has initiated a plan to sell the asset of the Home and Garden Business, the Company’s efforts have been focused on separating this discontinued business from its continuing operations.

Integration activities within the Global Pet Supplies business continue, primarily with the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of the Company’s integration initiatives associated with the Global Pet Supplies business, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, and the Hauppauge, New York pet supplies facility was closed in 2006. In addition the Company expects to close the Moorpark, California pet supplies facility during fiscal 2007.

The Company recorded $11,216 of pretax restructuring and related charges during the six month period ended April 1, 2007 primarily in connection with its integration activities within the Global Pet Supplies business. The Company’s integration activities related to the Global Pet Supplies business are ongoing and are expected to continue through fiscal 2007.

The following tables summarize the remaining accrual balance and activity that occurred during the six month period ended April 1, 2007 associated with the 2005 restructuring initiatives:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$11,354	$(13)	$11,341
Provisions	350	350	700
Cash expenditures	(4,767)	(594)	(5,361)
Non-cash expenditures	(485)	(110)	(595)

Accrual balance at April 1, 2007	$6,452	$(367)	$6,085

Expensed as incurred(A)	$1,199	$9,317	$10,516

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions (A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$8,710	$11,083	$19,793
Cash expenditures	(1,445)	(2,969)	(4,414)
Non-cash expenditures	—	(185)	(185)

Accrual balance at April 1, 2007	$7,265	$7,929	$15,194

(A)

Provisions for costs to exit activities of the acquired United and Tetra businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Global Pet Supplies and Home and Garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of EITF 95-3 “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination.”

11    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,010, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

The Company’s acquisition of Jungle Labs on September 1, 2005 included non-compete arrangements to be earned and paid through August 31, 2007. The purchase agreement for this transaction also contains a provision for total contingent earnout payments not to exceed $3,500. The earnout calculation is based upon net sales of Jungle Labs products through August 31, 2007. The first portion of this earnout, based upon net sales of Jungle Labs products through August 31, 2006, resulted in the Company making earnout payments of approximately $280. Such amounts, and any additional amounts to be paid, will be recorded as additional acquisition consideration.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is expected to be applicable to all similarly-situated taxpayers. The effectiveness of this decision has been suspended while the Court determines whether the decision should apply retroactively or just prospectively. It is not certain when a final and definitive ruling will be issued. At April 1, 2007, these amounts totaled approximately $35,536 and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited), however, ultimate resolution of this matter by the Brazilian Supreme Court could result in a liability less than or in excess of amounts accrued.

On December 12, 2005, the Company received a request for information from the Atlanta District Office of the SEC which is investigating the Company’s July 28, 2005 disclosure regarding its results for the third quarter ended July 3, 2005 and the Company’s revised guidance issued September 7, 2005 as to earnings for the fourth quarter of fiscal year 2005 and fiscal year 2006. Spectrum Brands continues to cooperate with the Atlanta District Office of the SEC in its investigation into such matters. The Company is unable to predict the outcome of the SEC’s investigation or the timing of its resolution at this time.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company, along with certain Executive Officers, are defendants in a purported class action lawsuit, filed on February 2, 2006 in the U.S. District Court for the Northern District of Georgia. The lawsuit generally alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. On March 6, 2006 defendants filed a motion to dismiss. On October 27, 2006, the Court granted defendants’ motion to dismiss without prejudice, and also ordered plaintiffs to file a further amended complaint within 30 days. On November 22, 2006, plaintiffs filed a motion seeking an extension of time to file an amended complaint and a partial lift of the stay of discovery. Defendants opposed this motion, which remains pending with the Court. The Company believes that this action is without merit and is contesting it vigorously. At this stage of the litigation, the Company cannot make any estimate of a potential loss or range of loss.

On November 6, 2006, a purported shareholder derivative action was filed in the Superior Court of Fulton County for the State of Georgia, on the Company’s behalf, against the Company as nominal defendant, the Company’s Board of Directors, Chairman and Chief Executive Officer David A. Jones and Executive Vice President and Chief Financial Officer Randall J. Steward. The plaintiff derivatively claims breaches of fiduciary duty, abuse of control, gross mismanagement and waste against all of the individually named defendants. The plaintiff also derivatively claims that the Company’s Chief Executive Officer and Chief Financial Officer misappropriated confidential company information for personal profit by selling the Company’s stock while in possession of material, non-public information regarding the Company’s financial condition and future business prospects. The plaintiff seeks unspecified damages, profits, the return of all compensation paid by the Company to the individual defendants, costs and attorneys’ fees. On February 5, 2007, all defendants filed a verified answer and defenses, and also moved to dismiss the complaint. On March 9, 2007, plaintiff filed an opposition to the motion to dismiss, and defendants filed reply papers on April 2, 2007. On May 7, 2007, after oral argument, the court took defendants’ motion under advisement. This purported derivative action does not seek affirmative relief from the Company. The Company believes that there are substantial legal and factual defenses to the claims.

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

12    NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

December 15, 2008. As of September 30, 2006, the Company’s net unfunded benefit obligation was approximately $55,000, accordingly, the adoption of SFAS 158 will have a material impact on its financial condition, however, the Company does not believe the adoption of SFAS 158 will have a material impact on its cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is currently evaluating the impact that FIN 48 will have on its financial condition, results of operations and cash flows.

13    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

April 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$81,077	$1,972	$35,192	$—	$118,241
Receivables, net	270,665	278,135	217,376	(479,052)	287,124
Inventories	63,444	83,331	208,686	(6,672)	348,789
Assets held for sale	771,701	124,478	7,332	—	903,511
Prepaid expenses and other	53,934	11,052	29,262	1,755	96,003

Total current assets	1,240,821	498,968	497,848	(483,969)	1,753,669
Property, plant and equipment, net	33,261	64,669	163,747	—	261,677
Goodwill	(307,566)	354,284	588,104	2,324	637,146
Intangible assets, net	(2,298)	641,285	204,804	(187)	843,604
Deferred charges and other	774,928	(284,190)	(13,592)	(433,624)	43,522
Debt issuance costs	49,940	—	—	—	49,940
Investments in subsidiaries	5,337,720	4,644,244	3,700,872	(13,682,836)	—

Total assets	$7,126,806	$5,919,260	$5,141,783	$(14,598,292)	$3,589,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$50,279	$—	$39,520	$(38,492)	$51,307
Accounts payable	495,293	207,434	176,253	(680,252)	198,728
Liabilities held for sale	—	124,478	—	—	124,478
Accrued liabilities	53,445	27,102	89,429	—	169,976

Total current liabilities	599,017	359,014	305,202	(718,744)	544,489
Long-term debt, net of current maturities	2,588,406	5,006	69,128	(54,063)	2,608,477
Employee benefit obligations, net of current portion	26,512	1,432	50,115	—	78,059
Deferred income taxes	(140,087)	216,088	11,663	(1,417)	86,248
Other	863	—	61,431	1,417	63,711

Total liabilities	3,074,711	581,540	497,539	(772,807)	3,380,984
Shareholders’ equity:
Common stock	684	547	537,506	(538,054)	683
Additional paid-in capital	660,141	1,498,602	4,425,785	(5,924,268)	660,260
Accumulated deficit	(378,639)	155,777	(417,421)	217,301	(422,982)
Accumulated other comprehensive income (loss)	3,843,657	3,682,794	98,374	(7,580,464)	44,361

	4,125,843	5,337,720	4,644,244	(13,825,485)	282,322
Less treasury stock, at cost	(73,748)	—	—	—	(73,748)

Total shareholders’ equity	4,052,098	5,337,720	4,644,244	(13,825,485)	208,574

Total liabilities and shareholders’ equity	$7,126,806	$5,919,260	$5,141,783	$(14,598,292)	$3,589,558

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended April 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$75,498	$142,716	$270,130	$(48,610)	$439,734
Cost of goods sold	47,225	103,721	165,744	(48,236)	268,454
Restructuring and related charges	375	3,931	2,358	—	6,664

Gross profit	27,898	35,064	102,028	(374)	164,616
Operating expenses:
Selling	13,884	21,311	64,028	(309)	98,914
General and administrative	30,222	1,145	13,696	—	45,063
Goodwill impairment	214,039	—	—	—	214,039
Research and development	4,452	1,178	1,047	—	6,677
Restructuring and related charges	4,445	1,563	3,807	—	9,815

	267,042	25,197	82,578	(309)	374,508
Operating (loss) income	(239,144)	9,867	19,450	(65)	(209,892)
Interest expense	67,664	(4,570)	6,202	(68)	69,228
Other income, net	(19,478)	(15,525)	(74)	37,726	2,649

(Loss) income from continuing operations before income taxes	(287,330)	29,962	13,322	(37,723)	(281,769)
Income tax expense (benefit)	(56,339)	2,804	2,822	109	(50,604)

(Loss) income from continuing operations	(230,991)	27,158	10,500	(37,832)	$(231,165)
Income (loss) from discontinued operations, net of tax	(6,350)	—	—	—	(6,350)

Net income	$(237,341)	$27,158	$10,500	$(37,832)	$(237,515)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Six Month Period Ended April 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$256,467	$262,245	$593,543	$(107,970)	$1,004,285
Cost of goods sold	179,874	185,605	360,846	(108,194)	618,131
Restructuring and related charges	380	6,732	5,503	—	12,615

Gross profit	76,213	69,908	227,194	224	373,539
Operating expenses:
Selling	45,296	41,336	138,612	(359)	224,885
General and administrative	(351,428)	271,427	162,132	—	82,131
Goodwill impairment	214,039	—	—	—	214,039
Research and development	9,114	2,330	2,166	—	13,610
Restructuring and related charges	4,373	2,624	4,209	—	11,206

	(78,606)	317,717	307,119	(359)	545,871
Operating income	154,819	(247,809)	(79,925)	583	(172,332)
Interest expense	97,903	(9,139)	12,140	67	100,971
Other income, net	333,615	76,633	(1,993)	(404,656)	3,599

(Loss) income from continuing operations before income taxes	(276,699)	(315,303)	(90,072)	405,172	(276,902)
Income tax expense (benefit)	(50,984)	(2,677)	1,809	2,696	(49,156)

(Loss) income from continuing operations	(225,715)	(312,626)	(91,881)	402,476	$(227,746)
Income (loss) from discontinued operations, net of tax	(28,579)	—	—	—	(28,579)

Net income	$(254,294)	$(312,626)	$(91,881)	$402,476	$(256,325)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended April 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by continuing operating activities	$193,350	$(275,673)	$(88,520)	$(46,677)	$(217,520)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,144)	(831)	(6,861)	—	(12,836)
Proceeds from sale of property, plant and equipment and investments	—	—	231	—	231
Intercompany investments	(22,438)	22,438	—	—	—

Net cash (used) provided by investing activities	(27,582)	21,607	(6,630)	—	(12,605)
Cash flows from financing activities:
Reduction of debt	(373,700)	—	(1,342,080)	—	(1,715,780)
Proceeds from debt financing	1,447,500	—	629,123	—	2,076,623
Debt issuance costs	(40,969)	—	—	—	(40,969)
Proceeds from (advances related to) intercompany transactions	(1,120,197)	254,662	818,859	46,676	—

Net cash provided (used) by financing activities	(87,366)	254,662	105,902	46,677	319,874
Effect of exchange rate changes on cash and cash equivalents	—	—	62	—	62

Net (decrease) increase in cash and cash equivalents	78,401	596	10,814	—	89,811
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$81,077	$1,972	$35,192	$—	$118,241

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; household insect control; electric personal care products; and portable lighting. In the third quarter of our fiscal year ended September 30, 2006, we engaged advisors to assist us with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of fiscal 2007 we approved and initiated a plan to sell the assets related to our lawn and garden and household insect control product offerings (our “Home and Garden Business”). As a result, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as a discontinued operation (for additional information please see footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” and “Significant Accounting Policies—Assets Held for Sale”).

As of January 1, 2007, we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden, which consists of the discontinued Home and Garden Business (“Home and Garden”). The presentation of all historical segment reporting herein has been changed to conform to the new segment structure.

Our operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our operations also include the manufacturing and marketing of specialty pet supplies in North America. Through our Home and Garden Business, we manufacture and market lawn fertilizers, herbicides, insecticides and repellants in North America. Our operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America.

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

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margins which vary by product line and geographic market; pricing of certain raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three and six months ended April 1, 2007 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2007.

Results of Operations

Fiscal Quarter and Fiscal Six Months Ended April 1, 2007 Compared to Fiscal Quarter and Fiscal Six Months Ended April 2, 2006

For the three months ended April 1, 2007 (the “Fiscal 2007 Quarter”) and six months ended April 1, 2007 (the “Fiscal 2007 Six Months”), we have presented our Home and Garden Business as a discontinued operation because of our strategic decision to dispose of this business. Consequently, the results of our Home and Garden Business for the Fiscal 2007 Quarter and Fiscal 2007 Six Months are reflected in our Condensed Consolidated Statements of Operations (Unaudited) as discontinued operations. We have reclassified our overall results for the three months ended April 2, 2006 (the “Fiscal 2006 Quarter”) and the six months ended April 2, 2006 (the “Fiscal 2006 Six Months”) to conform to this presentation. As a result, and unless specifically stated, all discussions regarding the Fiscal 2007 Quarter, Fiscal 2007 Six Months, Fiscal 2006 Quarter and Fiscal 2006 Six Months results, respectively, reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2007 Quarter increased to $440 million from $415 million during the Fiscal 2006 Quarter, representing a 6% increase. Favorable foreign currency exchange translation impacted Fiscal 2007 Quarter net sales by approximately $13 million. Net sales for the Fiscal 2007 Six Months increased to $1,004 million from $981 million during the Fiscal 2006 Six Months, reflecting a 2% increase. Favorable foreign currency exchange translation impacted Fiscal 2007 Six Month sales by approximately $29 million. Consolidated net sales by product line for the Fiscal 2007 Quarter, Fiscal 2006 Quarter, Fiscal 2007 Six Months and Fiscal 2006 Six Months, respectively, are as follows:

	Fiscal Quarter		Fiscal Six Months
	2007	2006	2007	2006
	(in millions)
Product line net sales
Batteries	$198	$184	$441	$443
Pet products	143	138	280	271
Shaving and grooming	43	46	142	147
Personal care	34	29	94	77
Lights	22	18	47	43

Total net sales to external customers	$440	$415	$1,004	$981

Battery sales for the Fiscal 2007 Quarter increased to $198 million from $184 million during the Fiscal 2006 Quarter, an increase of 8%, with improvement in all geographic regions. Battery sales for the Fiscal 2007 Six Months were slightly down when compared to the Fiscal 2006 Six Months, as sales increases in Latin America of $8 million, driven by favorable pricing, were more than offset by sales declines of $7 million and $3 million in Europe and North America, respectively. Battery sales in Europe for the Fiscal 2007 Six Months declined due to the continued product mix shifts in the continental European market, which is discussed more fully in Segment Results below, while North America battery sales for the period declined primarily due to the timing of alkaline shipments and lower sales of rechargeable batteries. Net sales of pet products for the Fiscal 2007 Quarter increased $5 million, or 4%, when compared to the same period last year primarily driven by growth in companion animal products. Sales of our aquatic products were virtually flat. For the Fiscal 2007 Six Months pet product net sales increased $9 million, reflecting a 3% increase from the Fiscal 2006 Six Months, driven by growth in companion animal products. Fiscal 2007 Quarter and Fiscal 2007 Six Months shaving & grooming net sales, when compared to the same periods last year, declined $3 million and $5 million, respectively, as year over year growth in Europe and Latin America could not offset the weakness in North America. Fiscal 2007 Quarter and Fiscal 2007 Six Months personal care net sales showed strong worldwide growth of $5 million, or 17% and $17 million, or 22%, respectively, from the same periods last year, driven by increases in all geographic regions. Net sales of lights for the Fiscal 2007 Quarter and Fiscal 2007 Six Months when compared to the same periods last year increased $4 million, or 22%, and $4 million, or 9%, respectively, driven by gains across all geographic regions as a result of new product launches.

Gross Profit

Gross profit for the Fiscal 2007 Quarter was $165 million versus $159 million for the Fiscal 2006 Quarter. Gross profit for the Fiscal 2007 Six Months was $374 million versus $383 million for the Fiscal 2006 Six

Months. Higher zinc prices, a key raw material in the production of our batteries, negatively impacted the Fiscal 2007 Quarter and Fiscal 2007 Six Months gross profit by approximately $2 million and $9 million, respectively, when compared to the comparable periods last year. Our gross profit margin for the Fiscal 2007 Quarter declined to 37.4% from 38.3% in the Fiscal 2006 Quarter and decreased to 37.2% in the Fiscal 2007 Six Months from 39.0% in the Fiscal 2006 Six Months. Included in cost of goods sold during the Fiscal 2007 Quarter, the Fiscal 2006 Quarter, the Fiscal 2007 Six Months and the Fiscal 2006 Six Months were restructuring and related charges of approximately $7 million, $0.4 million, $13 million and $2 million, respectively. These restructuring and related charges are associated with the ongoing integration activities within our Global Pet Supplies business and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See Restructuring and Related Charges section below as well as footnote 10 to our Condensed Consolidated Financial Statements (Unaudited) filed with this Quarterly Report on Form 10-Q, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges. While higher battery pricing in North America and Latin America contributed positively to gross profit margin, the overall decrease in gross profit margin between the Fiscal 2007 Quarter and the Fiscal 2006 Quarter primarily resulted from restructuring and related charges which reduced gross profit margin by approximately 160 basis points in the Fiscal 2007 Quarter while restructuring and related charges reduced gross profit margin in the Fiscal 2006 Quarter by approximately 10 basis points. Similarly, while higher battery pricing in North America and Latin America had a positive effect on gross profit margin, the overall decrease in gross profit margin between the Fiscal 2007 Six Months and the Fiscal 2006 Six Months resulted primarily from restructuring and related charges, where such charges reduced gross profit margin by approximately 130 basis points in the Fiscal 2007 Six Months and by approximately 20 basis points in the Fiscal 2006 Six Months.

Operating Expense. Operating expenses for the Fiscal 2007 Quarter totaled $374 million versus $141 million for the Fiscal 2006 Quarter. Operating expenses for the Fiscal 2007 Six Months totaled $545 million versus $297 million for the Fiscal 2006 Six Months. The increase in operating expenses for the Fiscal 2007 Quarter and Fiscal 2007 Six Months versus the comparable periods last year was driven by: (i) a non-cash impairment charge reflected in the Fiscal 2007 Quarter and the Fiscal 2007 Six Months of approximately $214 million for the write down of goodwill to fair value in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). See “Goodwill Impairment” section below, as well as footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Intangible Assets” for additional information regarding this impairment charge; (ii) restructuring and related charges of approximately $10 million in the Fiscal 2007 Quarter, $4 million in the Fiscal 2006 Quarter, $11 million in the Fiscal 2007 Six Months and $5 million in the Fiscal 2006 Six Months, respectively. The restructuring and related charges incurred in the Fiscal 2007 Quarter and the Fiscal 2007 Six Months are primarily attributable to the ongoing integration of our Global Pet Supplies business, rationalization of our Global Batteries & Personal Care European and Latin America sales and marketing organizations and various cost reduction initiatives in connection with our global realignment announced in January 2007 to reduce general and administrative expenses. The restructuring and related charges incurred in the Fiscal 2006 Quarter and the Fiscal 2006 Six Months are primarily attributable to the ongoing integration of our Global Pet Supplies business and rationalization of our Global Batteries & Personal Care European sales and marketing organization. See the Restructuring and Related Charges section below as well as footnote 10 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges; (iii) the write off of professional fees during the Fiscal 2007 Quarter and the Fiscal 2007 Six Months, which totaled approximately $4 million and are included in general and administrative expense, in connection with our strategic decision to dispose of our Home and Garden Business; and (iv) increased advertising and marketing expenses of approximately $3 million in the Fiscal 2007 Quarter and $18 million in the Fiscal 2007 Six Months when compared to the same periods in the prior year, to support our new Remington, Rayovac and VARTA marketing campaigns.

Operating (Loss) Income. We recognized an operating loss of approximately $210 million and $172 million for the Fiscal 2007 Quarter and the Fiscal 2007 Six Months, respectively, as compared to operating income of approximately $18 million and $86 million in the Fiscal 2006 Quarter and the Fiscal 2006 Six Months, respectively. The Fiscal 2007 Quarter and the Fiscal 2007 Six Months operating loss is directly attributable to the increase in operating expenses discussed above. The impact of the impairment charge, restructuring and related charges and the write off of professional fees incurred in connection with our strategic decision to dispose of the Home and Garden business on operating income for the Fiscal 2007 Quarter totaled $234 million and for the Fiscal 2007 Six Months totaled $242 million. The impact of restructuring and related charges on operating income for the Fiscal 2006 Quarter and the Fiscal 2006 Six Months totaled $4 million and $7 million, respectively.

Segment Results. As noted above, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) Home and Garden. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting.

Global strategic initiatives and financial objectives for each segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each reportable segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that segment plus the financial results of that segment. Financial information pertaining to our reportable segments is contained in footnote 9 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Segment Results.”

We will not present results of Home and Garden in “Segment Results” because it has been designated as a discontinued operation. For additional information about the results of operations for Home and Garden for the Fiscal 2007 Quarter and the Fiscal 2007 Six Months, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations”.

We evaluate segment profitability based on income from operations before corporate expense, restructuring and related charges and impairment charges. Corporate expense primarily includes expenses associated with corporate general and administrative areas and long-term compensation plans.

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Six Months
	2007	2006	2007	2006
	(in millions)
Net sales to external customers	$297	$277	$724	$710
Segment profit	$22	$13	$62	$76
Segment profit as a % of net sales	7.4%	4.7%	8.6%	10.7%
Assets as of April 1, 2007 and September 30, 2006	$1,356	$1,549	$1,356	$1,549

Segment net sales to external customers in the Fiscal 2007 Quarter increased to $297 million from $277 million during the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Quarter by approximately $10 million. The Fiscal 2007 Quarter net sales increase was driven by sales gains in batteries, portable lighting and personal care products but, was tempered by a decrease in shaving and grooming sales. Battery sales increased to $198 million from $184 million, an increase of 8%, with improvement in all geographic regions. In North America, Rayovac alkaline battery sales at retail increased 11%, largely due to the successful implementation of price increases effective January 1, 2007. In Europe, while battery industry conditions remain challenging, the positive impact of the strong Euro more than offset the negative impact from product mix shifts. These product mix shifts, which are continuing at a slower rate than in previous quarters, reflect the shift of continental European consumer preferences from branded batteries to lower-priced private label batteries. This shift in market dynamics has resulted in our strategic decision to reduce our presence in the private label market because of the lower margins achieved on private label sales. Further pressuring battery sales growth in Europe is the continued migration of European consumers from high end electronic specialty stores and photo stores, where we enjoy strong market shares, and which generally provide us with higher margin sales, to deep discount and food retail channels where we do not have as strong a presence and where we achieve lower margins on sales. Latin America battery sales trends continued to reflect growth, benefiting from favorable pricing and product mix. Net sales of portable lighting products for the Fiscal 2007 Quarter increased across all geographic regions to $22 million from $18 million in the same period last year, reflecting growth of 22%, driven by new product launches. Personal care net sales for the Fiscal 2007 Quarter of $34 million reflected growth of $5 million, or 17%, from the same period last year driven by increases in all geographic regions. Fiscal 2007 Quarter versus Fiscal 2006 Quarter shaving & grooming net sales declined $3 million, from $46 million to $43 million, respectively, due to declines in sales in North America in the Fiscal 2007 Six Months attributable to weak acceptance of our newly designed Remington men’s shavers.

Segment net sales to external customers in the Fiscal 2007 Six Months increased to $724 million from $710 million during the Fiscal 2006 Six Months. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Six Months by approximately $24 million. Battery sales for the Fiscal 2007 Six Months were slightly down to $441 million when compared to the Fiscal 2006 Six Months sales of $443 million as increases in Latin America of $8 million, driven by favorable pricing, were more than offset by sales declines in Europe and North America of $7 million and $3 million, respectively. Battery sales in Europe declined due to the continued product mix shift in the continental European market discussed above. North America battery sales declined primarily due to timing of alkaline shipments and lower sales of rechargeable batteries. Fiscal 2007 Six Months shaving & grooming net sales declined to $142 million from $147 million in the same period last year, primarily due to sales declines in North America. The decline in North America shaving and grooming sales was attributable to weak acceptance of our newly designed Remington men’s shavers. Fiscal 2007 Six Months personal care net sales reflected strong worldwide growth of $94 million in sales, an increase of 22% over the same period last year, driven by increases in all geographic regions. Net sales of portable lighting products for the Fiscal 2007 Six Months increased to $47 million as compared to sales of $43 million for the Fiscal 2006 Six Months. This sales increase, which was across all geographic regions, was driven by new product launches.

Segment profitability in the Fiscal 2007 Quarter increased to $22 million from $13 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of net sales increased to 7.4% in the Fiscal 2007 Quarter as compared with 4.7% in the comparable period last year. This increase in segment profitability for the Fiscal 2007 Quarter was the result of higher gross profit, driven by sales increases, which more than offset increases in raw material commodity costs. This favorable gross profit was tempered by higher distribution costs, primarily to address higher sales volumes, and increased marketing and advertising expenses. Segment profitability in the Fiscal 2007 Six Months decreased to $62 million from $76 million in the Fiscal 2006 Six Months. Segment profitability as a percentage of net sales decreased to 8.6% in the Fiscal 2007 Six Months as compared with 10.7% in the comparable period last year. This decrease in segment profitability was primarily due to a decline in gross profit as the net impact of sales increases for the period were more than offset by higher year over year increases in raw material commodity costs, specifically zinc, a key raw material in the production of batteries. Higher prices of zinc negatively impacted the Fiscal 2007 Six Months segment profitability by approximately $9 million. Further contributing to the decline in segment profitability was a $14 million increase in marketing and advertising expenses associated with our new Rayovac, VARTA and Remington marketing campaigns coupled with higher distribution costs to support higher sales volumes.

Segment assets as of April 1, 2007 decreased to $1,356 million from $1,549 million at September 30, 2006. The decrease is primarily attributable to the impairment of goodwill incurred during the Fiscal 2007 Quarter. See “Goodwill Impairment” section below as well as footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Intangible Assets” for additional information regarding this impairment charge. Goodwill and intangible assets at April 1, 2007 total approximately $537 million and primarily relate to the ROV Ltd., VARTA, Remington and Microlite acquisitions.

Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2007	2006	2007	2006
	(in millions)
Net sales to external customers	$143	$138	$280	$271
Segment profit	$16	$19	$35	$37
Segment profit as a % of net sales	11.2%	13.7%	12.5%	13.7%
Assets as of April 1, 2007 and September 30, 2006	$1,196	$1,171	$1,196	$1,171

Segment net sales to external customers in the Fiscal 2007 Quarter increased to $143 million from $138 million in the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Quarter by approximately $3 million. The Fiscal 2007 Quarter increase in net sales was primarily driven by continued strong growth, 13% for the period, of our companion animal products. Fiscal 2007 Quarter net sales growth of our aquatic products was flat as sales gains in international markets were offset by softness in the domestic market. Segment net sales to external customers in the Fiscal 2007 Six Months increased to $280 million from $271 million in the comparable period last year. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Six Months by approximately $5 million. The increase in net sales was primarily driven by growth of 11% from our companion animal products coupled with growth of 1% from our aquatic products as international aquatic sales were mostly offset by shortfalls in the domestic market.

Segment profitability in the Fiscal 2007 Quarter decreased to $16 million from $19 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of sales in the Fiscal 2007 Quarter decreased to 11.2% from 13.7% in the same period last year. This decrease in segment profitability was due to increased spending on marketing and advertising coupled with increases in distribution costs, resulting from our initiative to consolidate distribution and manufacturing facilities. Segment profitability in the Fiscal 2007 Six Months decreased to $35 million, or 12.5% of sales, from $37 million, or 13.7% of sales, in the Fiscal 2006 Six Months. This decrease in segment profitability was due to increased spending in marketing and advertising coupled with increases in distribution costs as mentioned above. These costs were somewhat tempered by a curtailment gain of approximately $3 million related to the termination of a post-retirement benefit plan.

Segment assets as of April 1, 2007 increased to $1,196 million from $1,171 million at September 30, 2006. The increase is attributable to slightly higher accounts receivable and inventories, due to timing, coupled with the impact of foreign currency translation. Goodwill and intangible assets as of April 1, 2007 total approximately $944 million and primarily relate to the acquisitions of Tetra and United Pet Group.

Corporate Expense. Our corporate expenses in the Fiscal 2007 Quarter increased to $18 million from $10 million in the Fiscal 2006 Quarter. For the Fiscal 2007 Six Months corporate expenses increased to $31 million from $20 million in the same period last year. The increase in expense for the Fiscal 2007 Quarter and the Fiscal 2007 Six Months is primarily due to the write off of professional fees incurred in connection with our strategic decision to dispose of the Home and Garden business and increased global management compensation expense accruals related to the achievement of current year bonus targets and certain long-term incentive plans. No such accruals for management compensation expense were included in corporate expense in the Fiscal 2006 Quarter and Fiscal 2006 Six Months as Fiscal 2006 performance measures were not anticipated to be met and ultimately were not achieved.

Restructuring and Related Charges. The following table summarizes all restructuring and related charges we incurred in the Fiscal 2007 Quarter, Fiscal 2006 Quarter, Fiscal 2007 Six Months and Fiscal 2006 Six Months, respectively:

	Fiscal Quarter		Fiscal Six Months
	2007	2006	2007	2006
	(in millions)
Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	—	—	0	0.2
Other associated costs	0.2	—	0.2	—
United & Tetra integration:
Termination benefits	1.0	0.4	1.1	0.9
Other associated costs	3.3	—	6.3	—
European Initiatives:
Termination benefits	1.9	—	2.8	0.6
Other associated costs	—	—	0	—
Latin America Initiatives:
Termination benefits	—	—	0.7	—
Other associated costs	.3	—	1.5	—

Total restructuring and related charges in cost of sales	6.7	0.4	12.6	1.7

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	(0.2)	0.3	(0.1)	0.7
Other associated costs	2.7	0.4	3.7	0.7
European Initiatives:
Termination benefits	1.7	3.1	2.0	3.6
Other associated costs	—	—	0	—
Latin America Initiatives:
Termination benefits	1.0	—	1.0	—
Other associated costs	0.1	—	0.1	—
Global Realignment Initiatives:
Termination benefits	4.5	—	4.5	—
Other associated costs	—	—	0	—

Total restructuring and related charges in operating expenses	9.8	3.8	11.2	5.0

Total restructuring and related charges	$16.5	$4.2	$23.8	$6.7

See footnote 10 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Our integration activities within Global Pet Supplies are ongoing and are expected to continue through fiscal 2007. We incurred approximately $10.9 million of pretax restructuring and related charges during the Fiscal 2007 Six Months in connection with these integration activities. Costs associated with these integration efforts are expected to total approximately $51 million.

We have implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). These initiatives include the reduction of certain operations at the Ellwangen, Germany packaging center and relocating such operations to the Dischingen, Germany battery plant, transferring private label battery production at the Dischingen, Germany battery plant to our manufacturing facility in China and restructuring the sales, marketing and support functions. As a result, we have reduced headcount in Europe by approximately 350, or 24%. As a result of the European Initiatives, we incurred approximately $3.6 million of pretax restructuring and related charges during the Fiscal 2007 Six Months. Upon completion of the European Initiatives, which is expected by June 2007, total annualized savings are projected at $32 million. Costs associated with the European Initiatives, which primarily represent cash costs, relate primarily to severance and are projected to total approximately $26 million.

We also have implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin America Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. As a result, we expect to reduce headcount in Latin America by approximately 100 employees. In connection with the Latin America Initiatives, we incurred approximately $3.3 million of pretax restructuring and related charges during the Fiscal 2007 Quarter. Costs associated with these initiatives are expected to be incurred through September 2007 and are projected at approximately $4.3 million with annualized savings of $3.3 million.

In connection with our announcement that we would manage our business in three vertically integrated, product-focused reporting segments our Global Operations organization, previously included in our corporate reporting segment, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in the operating segments on a direct as incurred basis. In connection with these changes we undertook a number of cost reduction initiatives at the corporate and operating segment levels (the “Global Realignment Initiatives”), including a headcount reduction of approximately 100 employees. As a result of the Global Realignment Initiatives, we incurred approximately $5.7 million of pretax restructuring and related charges during the Fiscal 2007 Six Months. Upon completion of the Global Realignment Initiatives, which is expected by December 31, 2008, total annualized savings are projected at approximately $50 million. Costs associated with the Global Realignment Initiatives, which for the most part represent cash costs, relate primarily to severance and are projected to total approximately $15 million.

Goodwill Impairment. SFAS 142 requires that goodwill and indefinite-lived intangible assets are tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142 we, with the assistance of independent third party valuation specialists, tested our goodwill and trade name intangibles for impairment as of April 1, 2007. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $214 million reflecting impaired goodwill associated with our North America reporting unit, which is included as part of our Global Batteries & Personal Care reportable segment. The impairment will not result in future cash expenditures. See footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Intangible Assets” for additional information regarding this impairment charge.

Interest Expense. Interest expense in the Fiscal 2007 Quarter increased to $69 million from $30 million in the Fiscal 2006 Quarter. Interest expense in the Fiscal 2007 Six Months increased to $101 million from $60 million in the Fiscal 2006 Six Months. The increase in both periods was due to the refinancing of our previously existing senior credit facilities and the exchange of our $345 million in aggregate principal amount of our 8 1/2% Senior Subordinated Notes due 2013 (the “Existing Notes”) for the same aggregate principal amount of Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”) pursuant to the terms of an exchange offer (the “Exchange Offer”) both of which occurred on March 30, 2007. In connection with the refinancing of our senior credit facility we wrote off debt issuance costs and incurred a prepayment premium of approximately $16 million and $12 million, respectively. In connection with the Exchange Offer we wrote off approximately $9 million of debt issuance costs. See footnote 7 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Debt” for additional information regarding the refinancing and the Exchange Offer. Also contributing to the increase in interest expense for the Fiscal 2007 Quarter and the Fiscal 2007 Six Months were higher interest rates and higher average debt balances.

Income Tax Expense. Our effective tax rate from continuing operations is approximately 18% for the Fiscal 2007 quarter and the Fiscal 2007 Six Months. Our effective tax rate on income from continuing operations was approximately 35% for the Fiscal 2006 Quarter and the Fiscal 2006 Six Months. We continue to benefit from the implementation of tax reduction strategies associated with prior acquisitions. These benefits, coupled with changes in our book income, are the primary drivers in the reduction of our effective tax rate.

As of April 1, 2007, we are projecting that at September 30, 2007, we will have U.S. federal and state net operating loss carryforwards of approximately $656 million, which will expire between 2008 and 2027, and we will have foreign net operating loss carryforwards of approximately $71 million, which will expire between 2007 and 2013. As of September 30, 2006 we had U.S. federal, foreign and state net operating loss carryforwards of $464 million which at that time were scheduled to expire between 2008 and 2026. Annual limitations apply to a portion of these net operating loss carryforwards. At April 1, 2007, we have recorded a net deferred tax asset for the benefit of net operating losses incurred through that date.

The ultimate realization of the deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We currently project that our valuation allowance, established for the tax benefit that may not be realized, will total approximately $71 million at September 30, 2007. Of this amount, approximately $46 million relates to U.S. net operating losses, and $25 million relates to foreign deferred tax assets. It is our expectation that our ability to utilize our U.S. federal net operating loss carryforwards, as well as other net deferred tax assets which total approximately $192 million at April 1, 2007, will be realized upon the sale of the Home and Garden Business as well as the divestiture of other assets, on favorable contract terms, that will generate adequate U.S. federal taxable income.

Discontinued Operations. In the third quarter of our fiscal year ended September 30, 2006, we engaged advisors to assist us with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of fiscal 2007 we approved and initiated a plan to sell the assets related to our Home and Garden Business. Accordingly, we have designated our Home and Garden Business as a discontinued operation. Our loss from discontinued operations of $6.4 million, net of tax, for the Fiscal 2007 Quarter and the loss of $28.6 million, net of tax, for the Fiscal 2007 Six Months reflects the operating results of our Home and Garden Business.

Our income from discontinued operations of $1.9 million, net of tax, for the Fiscal 2006 Quarter reflects (i) an operating loss of $1.5 million, net of tax, resulting from the January 25, 2006 sale of our Nu-Gro fertilizer technology and Canadian professional fertilizers products businesses (“Nu-Gro Pro and Tech”), to Agrium Inc. which includes an estimated loss on sale, and (ii) operating income of $3.4 million, net of tax, of the Home and Garden Business. Our loss from discontinued operations of $18.7 million, net of tax, for the Fiscal 2006 Six Months reflects (i) an operating loss of $5.3 million, net of tax, resulting from the sale of Nu-Gro Pro and Tech, which includes an estimated loss on sale, and (ii) an operating loss of $13.4 million, net of tax, of the Home and Garden Business.

The sale of Nu-Gro Pro and Tech closed in January 2006. Included in the total operating loss of Nu-Gro Pro and Tech for the Fiscal 2006 Quarter and the Fiscal 2006 Six Months was an estimated loss on sale, net of tax, of approximately $1.3 million and $3.8 million, respectively. After selling expenses and contractual working capital adjustments were finalized on October 30, 2006, the loss on disposal was adjusted to $3.9 million. The adjustment to the loss on disposal was recognized in the fourth quarter of fiscal 2006. See footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” for additional information regarding these discontinued operations.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2007 Six Months, operating activities used $218 million in net cash as compared to using $45 million in net cash during the same period last year. This change is partly due to a $59 million decline in income from continuing operations when adjusted for non-cash items. This decline in profitability is primarily due to a year over year increase in restructuring and related charges, the prepayment premium associated with the refinancing of our previously existing senior credit facilities, increased year over year spending on marketing and advertising and the write off of professional fees incurred in connection with the sale of the Home and Garden business. In addition, unfavorable changes in operating assets and liabilities reduced operating cash flow by an additional $69 million as compared to the Fiscal 2006 Six Months. This is primarily due to an increase during the Fiscal 2007 Six Months in accounts receivable and inventory coupled with a decrease in accrued liabilities due to timing of interest payments associated with our refinancing. Lastly, cash used by discontinued operations was approximately $45 million higher for the Fiscal 2007 Six Months as compared to the same period last year driven by the Home and Garden operating loss for the period coupled with higher accounts receivable as a result of seasonality and lower accounts payable due to the timing of payments somewhat off set by lower inventories.

Investing Activities

Net cash used by investing activities was $13 million for the Fiscal 2007 Six Months. For the Fiscal 2006 Six Months investing activities provided net cash of $63 million. The $76 million decline was primarily due to the non-recurrence in the Fiscal 2007 Six Months of proceeds received in connection with the January 2006 sale of Nu-Gro Pro and Tech of $84 million and the sale of certain assets held for sale of $11 million. Tempering this decline was a reduction of capital expenditures in the Fiscal 2007 Six Months as capital expenditures for the period totaled $13 million versus $28 million in the Fiscal 2006 Six Months. Capital expenditures for fiscal 2007 are expected to be approximately $38 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard as addressed further below.

On March 30, 2007, we refinanced our outstanding senior credit facilities with new senior credit facilities (the “Senior Credit Facilities”) pursuant to a new senior credit agreement (the “Senior Credit Agreement”). Also on March 30, 2007, we exchanged $345 million in aggregate principal amount of our 8 1/2% Senior Subordinated Notes due 2013 (the “Existing Notes”) for the same aggregate principal amount of Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”) pursuant to the terms of an exchange offer (the “Exchange Offer”). The proceeds of borrowings under the Senior Credit Facilities were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, pay fees and expenses in connection with the refinancing and Exchange Offer, with remaining proceeds retained for general corporate purposes. Approximately $11.6 million of prepayment premiums in connection with repayment of the previously outstanding senior credit facilities were charged to interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2007.

The Senior Credit Facilities aggregated to a U.S. Dollar equivalent of $1,600 million at closing and consisted of a $900 million U.S. Dollar Term B Loan, a $200 million U.S. Dollar Term B II Loan, a €338 million Term Loan (USD $450 million at April 1, 2007) (collectively referred to as the “Term Loan Facilities”), and a $50 million Synthetic letter of credit facility. The Senior Credit Facilities also provide for a U.S. Dollar Asset Backed Loan of up to $300 million at our option that would replace an equivalent amount of the U.S. Dollar Term Loan Facilities. Following the end of the quarter ended April 1, 2007 and upon conclusion of syndication, the U.S. Dollar Term B Loan was increased, with effect as of March 30, 2007, by $100 million to $1,000 million and the Euro term loan was decreased by €76 million to €262 million (USD $350 million at April 4, 2007).

Letters of credit of approximately $46 million were outstanding at April 1, 2007.

Approximately $35.8 million of fees and expenses incurred in association with the Senior Credit Facilities were capitalized and will be amortized over the term of the facilities. In addition, in connection with the refinancing approximately $15.7 million of debt issuance costs associated with the previously outstanding senior credit facilities were written off and charged to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2007.

In addition to principal payments under the Senior Credit Facilities, we have annual interest payment obligations of approximately $39 million associated with our $345 million principal amount of New Notes, $0.4 million associated with our $5 million principal amount of Existing Notes that remain outstanding following the closing of the Exchange Offer and annual interest payment obligations of approximately $52 million associated with our debt offering of $700 million principal amount of 7 3/8% Senior Subordinated Notes due 2015 (collectively referred to as the “Senior Subordinated Notes”). We also incur interest on our borrowings associated with the Senior Credit Facilities. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of April 1, 2007, we estimate annual interest payments of approximately $143 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

The Term Loan Facilities are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued interest, due on March 30, 2013. Beginning with the fiscal year ending September 30, 2007, the Senior Credit Agreement provides for annual mandatory prepayments, over and above the normal amortization as a result of excess cash flow, as defined in the Senior Credit Agreement. The Senior Credit Agreement also provide for other mandatory prepayments, subject to certain exceptions and reinvestment provisions, of net proceeds as a result of the issuance of debt, sales of certain assets above a specified threshold, receipt of proceeds from certain casualty events and our or any of our subsidiaries issuance of equity interests.

The Senior Credit Agreement contains financial covenants with respect to debt which include a maximum senior secured leverage ratio. In accordance with the agreement, the limits imposed by such ratio become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.

The Senior Credit Agreement also contains customary events of default and is secured by substantially all of our domestic assets pursuant to a Guarantee and Collateral Agreement entered into on March 30, 2007.

We were in compliance with all covenants associated with our Senior Credit Facilities.

In connection with the Exchange Offer, on March 30, 2007 we and certain of our domestic subsidiaries, as guarantors, entered into an indenture (the “Indenture”) with Wells Fargo Bank, N.A., as trustee (the “Trustee”), governing the New Notes.

Approximately $3.9 million of fees and expenses incurred in association with the Exchange Offer were capitalized and will be amortized over the term of the New Notes. In addition, in connection with the Exchange Offer approximately $8.9 million of debt issuance costs associated with the Existing Notes were written off and charged to Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended April 1, 2007.

Subject to certain conditions, we have the option to pay interest on the New Notes entirely in cash or by increasing the principal amount of the New Notes. The New Notes bore interest at an initial rate of 11%, which increased to 11.25% on April 2, 2007 and thereafter increases semi-annually, varying depending on whether interest is paid in cash or increased principal. Interest will be payable semi-annually in arrears on October 2 and April 2, beginning on October 2, 2007. At such time as the Fixed Charge Coverage Ratio test under the indentures governing the New Notes is above 2:1, we are required to pay interest of 1% over the scheduled rates referred to above. We will make each interest payment to the holders of record of the New Notes as of the immediately preceding March 15 and September 15, respectively. The New Notes are general unsecured obligations. They are subordinated in right of payment to all of our existing and future senior debt, including our indebtedness pursuant to the Senior Credit Agreement. The New Notes are pari passu in right of payment with all of our existing and any of our future senior subordinated indebtedness, including, without limitation, our 7 3/8% Senior Subordinated Notes due 2015 and our Existing Notes which remain outstanding following the closing of the Exchange Offer, and are senior in right of payment to any future subordinated indebtedness we may incur.

The terms of the New Notes are governed by the Indenture. The Indenture contains customary covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase our equity interests, make certain investments, expand into unrelated businesses, create liens on assets, merge or consolidate with another company, transfer or sell all or substantially all of our assets, and enter into transactions with affiliates. Upon the occurrence of a “change of control,” as defined in the Indenture, we are required to make an offer to repurchase the outstanding New Notes for a redemption price, which redemption price begins at 110% of the principal amount being repurchased and declines to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

We may redeem all or a part of the New Notes upon not less than 30 nor more than 60 days notice, at redemption prices beginning at 110% of the principal amount thereof and declining to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

In addition, the Indenture is subject to customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the Indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the New Notes. If any other event of default under the Indenture occurs and is continuing, the Trustee, or the registered holders of at least 25% in aggregate principal amount of the then outstanding New Notes, may declare the acceleration of the amounts due under the New Notes.

We were in compliance with all covenants associated with our Senior Subordinated Notes, with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the period ended April 1, 2007. Due to significant restructuring charges and reduced business performance, we have not met the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing our Senior Subordinated Notes. Until we satisfy such test, we are limited in our ability to make significant acquisitions or incur significant additional senior debt beyond our Senior Credit Facilities. We do not expect our inability to meet the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

On January 10, 2007, we received a purported notice of default with respect to our Existing Notes. The notice asserted that our incurrence of indebtedness under the Fourth Amended and Restated Credit Agreement dated as of February 7, 2005 gave rise to certain defaults relating to the incurrence of indebtedness, incurrence of liens and delivery of proper notice under the indenture, dated as of September 30, 2003 (the “2003 Indenture”), between us and U.S. Bank National Association, as trustee, governing our Existing Notes. We believe that all existing indebtedness was incurred in compliance with the provisions of the Indenture and that no default has occurred under the Indenture. Notwithstanding this, in order to come to closure and avoid unnecessary distraction, we entered into an exchange and forbearance agreement (the “Exchange and Forbearance Agreement”) with certain of the Purported Noteholders who represented at that time to own a majority in principal amount of the then outstanding Existing Notes. Under the terms of the Exchange and Forbearance Agreement, these Purported Noteholders agreed (i) not to exercise any rights or remedies which may be available to them under the 2003 Indenture in respect of certain alleged defaults, (ii) to tender their Notes in an exchange offer and (iii) to consent to (A) amendments to the 2003 Indenture to remove substantially all of the restrictive covenants and certain events of default, (B) waive the alleged defaults and (C) to not take certain actions under any other of our debt agreements or instruments. As described above, we completed the Exchange Offer on April 13, 2007, pursuant to which $345 million in aggregate principal amount of Existing Notes were exchanged for an aggregate of $345 million principal amount of New Notes.

Equity Financing Activities

During the Fiscal 2007 Six Months we granted approximately 1.1 million shares of restricted stock. Of these grants, approximately 0.1 million shares are time-based and vest on a pro rata basis over a three year period and 1.0 million shares are performance-based and vest upon achievement of certain performance goals. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $9.8 million which has been recorded as unearned restricted stock compensation. Unearned compensation is being amortized to expense over the appropriate vesting period.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of a company’s first fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As of September 30, 2006, our net unfunded benefit obligation was approximately $55 million, accordingly, the adoption of SFAS 158 will have a material impact on our financial condition, however, we do not believe the adoption of SFAS 158 will have a material impact on our cash flows.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact that SFAS 157 will have on our financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. We are currently evaluating the impact that FIN 48 will have on our financial condition, results of operations and cash flows.

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

As of April 1, 2007, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $9.9 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $5.6 million.

As of April 1, 2007, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $21.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $5.9 million.

As of April 1, 2007, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $3.6 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities, would be a net gain of $4.9 million.

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

Part II. Other Information

Item 1. Legal Proceedings

Aside from the information provided below, there have been no material developments in the status of our legal proceedings since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The Company, along with certain Executive Officers, are defendants in a purported class action lawsuit, filed on February 2, 2006 in the U.S. District Court for the Northern District of Georgia. The lawsuit generally alleges that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. On March 6, 3006 defendants filed a motion to dismiss. On October 27, 2006, the Court granted defendants’ motion to dismiss without prejudice, and also ordered plaintiffs to file a further amended complaint within 30 days. On November 22, 2006, plaintiffs filed a motion seeking an extension of time to file an amended complaint and a partial lift of the stay of discovery. Defendants opposed this motion, which remains pending with the Court. The Company believes that this action is without merit and is contesting it vigorously. At this stage of the litigation, the Company cannot make any estimate of a potential loss or range of loss.

On November 6, 2006, a purported shareholder derivative action was filed in the Superior Court of Fulton County for the State of Georgia, on the Company’s behalf, against the Company as nominal defendant, the Company’s Board of Directors, Chairman and Chief Executive Officer David A. Jones and Executive Vice President and Chief Financial Officer Randall J. Steward. The plaintiff derivatively claims breaches of fiduciary duty, abuse of control, gross mismanagement and waste against all of the individually named defendants. The plaintiff also derivatively claims that the Company’s Chief Executive Officer and Chief Financial Officer misappropriated confidential company information for personal profit by selling the Company’s stock while in possession of material, non-public information regarding the Company’s financial condition and future business prospects. The plaintiff seeks unspecified damages, profits, the return of all compensation paid by us, costs and attorneys’ fees. On February 5, 2007, all defendants filed a verified answer and defenses, and also moved to dismiss the complaint. On March 9, 2007, plaintiff filed an opposition to the motion to dismiss, and defendants filed reply papers on April 2, 2007. On May 7, 2007, after oral argument, the court took defendants’ motion under advisement. This purported derivative action does not seek affirmative relief from the Company. The Company believes that there are substantial legal and factual defenses to the claims.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•	the impact of unusual items resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	difficulties or delays in the integration of operations of acquired businesses and our ability to achieve anticipated synergies and efficiencies with respect to those acquisitions;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	the impact of fluctuations in the cost of raw materials;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•	the effects of general economic conditions, including inflation, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer preferences and demand for our products;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of our products;

•	weather conditions, primarily during the peak lawn and garden season; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of April 1, 2007 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of April 1, 2007, we had total indebtedness of approximately $2.7 billion.

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

Our Senior Credit Agreement and the indentures governing our outstanding Senior Subordinated Notes each contain covenants that, among other things, limit our ability to:

•	incur additional indebtedness;

•	borrow money or sell preferred stock;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make certain types of investments;

•	issue or sell stock in our restricted subsidiaries;

•	restrict dividends or other payments from restricted subsidiaries;

•	enter into transactions with affiliates;

•	issue guarantees of debt;

•	transfer or sell assets and utilize proceeds of any such sales;

•	enter into agreements that restrict our restricted subsidiaries from paying dividends, making loans or otherwise transferring assets to us or to any of our other restricted subsidiaries;

•	engage in transactions with affiliates; or

•	merge, consolidate or sell all or substantially all of our assets.

In addition, pursuant to the Senior Credit Agreement we will be required to meet a number of financial ratios and tests. These covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to generate cash flow to make payments on our debt, and to comply with these covenants, may be affected by a number of factors and events, including factors and events beyond our control, such as prevailing economic, financial and competitive conditions and changes in regulations, and we cannot be sure that we will be able to comply with our covenants and obligations in all our debt instruments. A breach of our covenants could result in a default under the indentures governing our Senior Subordinated Notes and/or our Senior Credit Agreement. If there were an event of default under the indentures for the notes and/or our Senior Credit Agreement, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of our assets and capital stock which we have pledged to them as security. If the lenders under the Senior Credit Facility caused all amounts borrowed under these instruments to be due and payable immediately, amounts outstanding under all would be subject to acceleration by action of the trustee under the respective indentures governing those notes or the respective holders of at least 25% in principal amount of the respective notes outstanding. We cannot assure you that our assets or cash flow will be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

Our ability to comply with such agreements may be affected by events beyond our control, including prevailing economic, financial and industry conditions. The breach of any such covenants or restrictions in such agreements could result in a default under the indentures governing our Senior Subordinated Notes or the Senior Credit Agreement. Such an event of default under our debt agreements would permit lenders or noteholders, as the case may be, to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. If we were unable to repay debt to our senior lenders, such lenders could proceed against the collateral securing such debt.

The Variable Rate Notes permit the Company to increase the principal amount of its outstanding Variable Rate Notes in lieu of making cash interest payments.

On any interest payment date prior to October 2, 2010, the Company may, at its option and subject to certain conditions related to the trading price of its common stock pay interest due on any semi-annual interest payment date by increasing the principal amount of its outstanding Variable Rate Notes pro-rata by the amount of interest then payable. Any increase in the aggregate outstanding principal amount of the Variable Rate Notes will subject the Company to higher interest payments and increased indebtedness exposure in future periods and could have a material adverse effect on our financial condition and results of operations.

We have retained a financial advisor to assist us in evaluating strategic options which may be available to the Company, including the possibility of sales of various assets; however, we cannot assure you that we will be able to successfully consummate any such sale at all, or whether we would be able to do so on a timely basis or on terms acceptable to us.

We continue to explore possible strategic options, including divesting certain of our assets to help us sharpen our focus on strategic growth businesses, maximize long-term shareholder value and reduce our outstanding debt balances. There can be no assurance that we will be able to successfully divest any such assets or that we will be able to do so on terms and conditions and in a timeframe favorable to the Company.

We may not be able to generate sufficient future taxable income to fully utilize our net operating loss and credit carryforwards.

We currently project that at September 30, 2007, we will have U.S. net operating loss carryforwards of approximately $656 million. These net operating loss carryforwards expire at various times between 2008 and 2027. We expect to utilize certain of our U.S. net operating loss carryforwards, which totaled approximately $558 million at April 1, 2007, upon divestiture of certain assets on favorable contractual terms. While we expect to fully utilize the remaining $98 million within the carryforward period to reduce our income tax liabilities, future taxable income may not be sufficient for full utilization of the carryforwards.

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

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot,

Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Sales to Wal-Mart, The Home Depot, Lowes and Target are attributable in part to our Home and Garden Business, which we have designated as a discontinued operation. Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 19% of net consolidated sales in both the first six months of Fiscal 2007 and the full year fiscal 2006. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

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

Our foreign sales and certain of our expenses are transacted in foreign currencies. During the first six months of fiscal 2007 approximately 56% of our net sales and 32% of our operating expenses were denominated in currencies other than U.S. dollars. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly.

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

To establish and protect our intellectual property rights, we rely upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants. The measures we take to protect our intellectual property rights may prove inadequate to prevent misappropriation of our technology or other intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also invented by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office or any similar foreign agency. In addition, our intellectual property rights may be challenged by third parties. Even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Furthermore, competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect intellectual property rights to the same extent as do the laws of the U.S., which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If this technology were licensed to a competitor, it could have a material adverse effect on our business, financial condition and results of operations.

Third-party intellectual property infringement claims against us could adversely affect our business.

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. For example, we are involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. Our business will be harmed if we cannot obtain a necessary or desirable license, can obtain such a license only on terms we consider to be unattractive or unacceptable or if we are unable to redesign or re-brand our products or redesign our processes to avoid actual or potential intellectual property infringement. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. There can be no assurance that we would prevail in any intellectual property infringement action, be able to obtain a license to any third party intellectual property on commercially reasonable terms, successfully develop non-infringing alternative technology, trademarks or trade dress on a timely basis or license non-infringing alternatives, if any exist, on commercially reasonable terms. Any significant intellectual property impediment to our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling and molds used by such supplier in the manufacture of our products.

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

Spectrum and certain of its officers and directors have been named in the past, are currently named and may be named in the future, as defendants of class action and derivative action lawsuits. Spectrum has also received requests for information from the SEC. Regardless of their subject matter or the merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

We may be exposed to significant product liability claims which our insurance may not cover and which could harm our reputation.

In the ordinary course of our business, we may be named as defendants in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, we cannot assure you that our insurance policies will provide coverage for any claim against us or will be sufficient to cover all possible liabilities. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products.

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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through and facilities operated under our Home and Garden Business, which we have designated as a discontinued operation, are regulated by the United States Environmental Protection Agency (the “EPA”), the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

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

In addition, the use of certain pesticide and fertilizer products which are sold through our Home and Garden Business, which we have designated as a discontinued operation, may be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), or that users post notices on properties to which products have been or will be applied, or notify individuals in the vicinity that products will be applied in the future, may provide that the product cannot be applied for aesthetic purposes, or may ban the use of certain ingredients. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to our Home and Garden Business, which we have designated as a discontinued operation, such as fertilizers, growing media, herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. In March and April 2007, certain pet food manufactured in China which was tainted with a mildly toxic chemical known as melamine and sold in the United States was linked to numerous companion animal fatalities and triggered a widespread recall of pet food by many major pet food suppliers. While to date melamine has not been found in any of our pet food or pet treat products and we do not source any of the implicated ingredients from China for our pet products, we do use Chinese suppliers with respect to certain of our pet food and pet treats and certain other of our suppliers use Chinese suppliers for their products. While we take precautions to ensure that the manufacturers we use are complying with all applicable food health regulations, we cannot assure you that all of our manufacturers will adhere to these regulations at all times. Further, sales of our pet food and pet treat products may be adversely affected because of general consumer distrust of pet food suppliers who manufacture pet food or pet treats in China or distribute pet food or pet treats manufactured in China or negative public perceptions resulting from enhanced scrutiny by the FDA or other governmental authorities of pet food and pet treats and related animal food products. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended April 1, 2007
1/1/07 – 1/28/07	29,069	$8.20	—	—
1/29/07 – 2/25/07	—	—	—	—
2/26/07 – 4/1/07	47,897	$8.91	—	—

Total	76,966	$8.64	—	—

(1)	During the three months ended April 1, 2007, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2007	SPECTRUM BRANDS, INC.

	By:	/S/ RANDALL J. STEWARD
Randall J. Steward
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture dated as of March 29, 2007, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture dated as of March 30, 2007, among Spectrum Brands, Inc. (the “Company”), certain subsidiaries of the Company, as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.6	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.7	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.8	Credit Agreement dated as of March 30, 2007, among the Company, Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.9	Guarantee and Collateral Agreement dated as of March 30, 2007, among the Company, certain subsidiaries of the Company and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.10	Exchange and Forbearance Agreement dated as of March 12, 2007. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.11	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.12	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.13	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.14	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.15	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.16	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.17	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.18	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.19	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.20	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.21	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.22	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.23	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith