Form 10-Q
period 2007-07-01
Spectrum Brands, Inc.
filed 2007-08-10
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

N/A

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of August 4, 2007, was 53,011,521.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED July 1, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

July 1, 2007 and September 30, 2006

(Unaudited)

(Amounts in thousands, except per share figures)

	July 1, 2007	September 30, 2006
-ASSETS-
Current assets:
Cash and cash equivalents	$176,200	$28,430
Receivables, less allowance for doubtful accounts of $18,826 and $21,394, respectively	293,891	365,532
Inventories	333,072	460,672
Assets held for sale	849,676	3,499
Deferred income taxes	42,370	50,401
Prepaid expenses and other	46,988	51,281

Total current assets	1,742,197	959,815
Property, plant and equipment, net	260,540	311,839
Goodwill	641,034	1,130,184
Intangible assets, net	843,659	1,061,087
Deferred charges and other	43,299	49,028
Debt issuance costs	47,765	37,367

Total assets	$3,578,494	$3,549,320

-LIABILITIES AND SHAREHOLDERS’ EQUITY-
Current liabilities:
Current maturities of long-term debt	$48,498	$42,713
Accounts payable	186,234	309,111
Liabilities held for sale	84,691	—
Accrued liabilities	224,575	210,789

Total current liabilities	543,998	562,613
Long-term debt, net of current maturities	2,606,096	2,234,458
Employee benefit obligations, net of current portion	73,257	76,893
Deferred income taxes	64,703	156,578
Other	67,588	66,561

Total liabilities	3,355,642	3,097,103
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 68,464 and 67,422 shares, respectively; outstanding 52,168 and 51,491 shares, respectively	682	674
Additional paid-in capital	670,290	651,644
Accumulated deficit	(430,370)	(166,657)
Accumulated other comprehensive income	58,333	39,639

	298,935	525,300
Less treasury stock, at cost, 16,296 and 15,931 shares, respectively	(76,083)	(73,083)

Total shareholders’ equity	222,852	452,217

Total liabilities and shareholders’ equity	$3,578,494	$3,549,320

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended July 1, 2007 and July 2, 2006

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		NINE MONTHS
	2007	2006	2007	2006
Net sales	$442,000	$427,517	$1,446,286	$1,408,459
Cost of goods sold	273,718	268,452	891,849	864,833
Restructuring and related charges	4,116	2,708	16,731	4,435

Gross profit	164,166	156,357	537,706	539,191
Selling	94,896	94,263	319,781	292,449
General and administrative	33,034	40,282	115,165	119,925
Research and development	6,052	7,150	19,662	21,517
Goodwill impairment	—	—	214,039	—
Restructuring and related charges	26,532	4,144	37,738	9,127

Total operating expenses	160,514	145,839	706,385	443,018

Operating income (loss)	3,652	10,518	(168,679)	96,173
Interest expense	41,149	31,364	142,120	91,049
Other expense (income), net	914	(131)	4,513	(5,230)

(Loss) income from continuing operations before income taxes	(38,411)	(20,715)	(315,312)	10,354
Income tax (benefit) expense	(8,249)	(5,751)	(57,404)	3,746

(Loss) income from continuing operations	(30,162)	(14,964)	(257,908)	6,608
Income (loss) from discontinued operations, net of tax	22,774	17,509	(5,805)	(1,183)

Net (loss) income	$(7,388)	$2,545	$(263,713)	$5,425

Basic earnings per share:
Weighted average shares of common stock outstanding	50,753	49,456	50,827	49,458
(Loss) income from continuing operations	$(0.60)	$(0.30)	$(5.08)	$0.13
Income (loss) from discontinued operations	0.45	0.35	(0.11)	(0.02)

Net (loss) income	$(0.15)	$0.05	$(5.19)	$0.11

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,753	51,854	50,827	50,959
(Loss) income from continuing operations	$(0.60)	$(0.29)	$(5.08)	$0.13
Income (loss) from discontinued operations	0.45	0.34	(0.11)	(0.02)

Net (loss) income	$(0.15)	$0.05	$(5.19)	$0.11

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended July 1, 2007 and July 2, 2006

(Unaudited)

(Amounts in thousands)

	NINE MONTHS
	2007	2006
Cash flows from operating activities:
(Loss) income from continuing operations	$(257,908)	$6,608
Non-cash adjustments to income from continuing operations:
Gain on sale of assets	—	(8,876)
Depreciation	31,819	30,929
Amortization	28,868	22,405
Amortization of debt issuance costs	5,816	4,976
Impairment of goodwill	214,039	—
Other non-cash adjustments	(4,329)	29,030
Net changes in assets and liabilities, net of acquisitions and discontinued operations	(87,183)	(52,474)

Net cash (used) provided by operating activities of continuing operations	(68,878)	32,598
Net cash used by operating activities of discontinued operations	(79,504)	(24,293)

Net cash (used) provided by operating activities	(148,382)	8,305
Cash flows from investing activities:
Purchases of property, plant and equipment	(18,422)	(46,897)
Proceeds from sale of equipment	486	5,379
Proceeds from sale of assets held for sale	—	10,641
Payment for acquisitions, net of cash acquired	—	(14,856)

Net cash used by investing activities of continuing operations	(17,936)	(45,733)
Net cash provided by investing activities of discontinued operations	—	80,171

Net cash (used) provided by investing activities	(17,936)	34,438
Cash flows from financing activities:
Reduction of debt	(1,826,363)	(741,643)
Proceeds from debt financing	2,178,729	686,996
Debt issuance costs	(40,790)	(5,236)
Proceeds from exercise of stock options	—	365
Stock option income tax benefit	—	80

Net cash provided (used) by financing activities	311,576	(59,438)
Effect of exchange rate changes on cash and cash equivalents	2,512	(22)

Net increase (decrease) in cash and cash equivalents	147,770	(16,717)
Cash and cash equivalents, beginning of period	28,430	29,852

Cash and cash equivalents, end of period	$176,200	$13,135

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1	DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden care; electric shaving and grooming; household insect control; electric personal care; and portable lighting. In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it with a potential sale of various assets in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of fiscal 2007 the Company approved and initiated a plan to sell the assets related to its lawn and garden and household insect control product offerings (the “Home and Garden Business”). As a result, the Company has designated certain assets and liabilities related to its Home and Garden Business as held for sale and has designated the Home and Garden Business as a discontinued operation (for additional information see footnote 2, Significant Accounting Policies—Discontinued Operations and footnote 2, Significant Accounting Policies—Assets Held for Sale).

As of January 1, 2007, the Company began managing its business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden, which consists of the discontinued Home and Garden Business (“Home and Garden”). The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

The Company’s continuing operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s continuing operations also include the manufacturing and marketing of specialty pet supplies. The Company’s continuing operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Through the Company’s Home and Garden Business, presented here as discontinued operations, it manufactures and markets lawn fertilizers, herbicides, insecticides and repellants in North America.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1 and various other brands. The Company’s Home and Garden Business enjoys name recognition under the Spectracide and Cutter brands, among others. Due to business seasonality, the Company’s operating results for the three and nine month periods ended July 1, 2007 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2007.

2	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at July 1, 2007, and the results of operations and cash flows for the three and nine month periods ended July 1, 2007 and July 2, 2006. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006. Certain prior period amounts have been reclassified to conform to the current period presentation. The condensed consolidated financial statements included in this Form 10-Q have been adjusted to reflect the planned disposition of certain assets as discontinued operations for all periods presented.

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

As a result, effective October 1, 2006, the Company reflected the operations of its Home and Garden Business as discontinued operations. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three and nine month periods ended July 1, 2007 and July 2, 2006, respectively:

	Three Months		Nine Months
	2007	2006	2007	2006
Net sales	$258,395	$270,752	$534,269	$534,890

Income (loss) from discontinued operations before income taxes	$24,495	$24,156	$(12,398)	$5,653
Provision for income tax expense (benefit)	1,721	6,647	$(6,593)	1,556

Income (loss) from discontinued operations, net of tax	$22,774	$17,509	$(5,805)	$4,097

On January 25, 2006, the Company sold its “Nu-Gro” fertilizer technology and Canadian professional fertilizer products businesses (“Nu-Gro Pro and Tech”) to Agrium Inc. Proceeds from the sale were used to reduce outstanding debt. The sale included two divisions of Spectrum Brands’ Nu-Gro subsidiary, representing fiscal 2005 revenue of approximately $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. As part of the transaction, the Company signed multi-year reciprocal supply agreements with Agrium. Proceeds from the sale totaled approximately $83,000 after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006.

Effective October 1, 2005, the Company reflected the operations of Nu-Gro Pro and Tech as discontinued operations. The Company discontinued these operations as part of its integration initiatives related to the Company’s acquisition of United Industries Corporation (“United”). See footnote 10, Restructuring and Related

Charges, for additional discussion of United integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the nine month period ended July 2, 2006:

Nine Months 2006(A)
Net sales	$16,314

Loss from discontinued operations before income taxes	$(6,106)
Provision for income tax benefit	826

Loss from discontinued operations (including estimated loss on disposal of $3,788), net of tax(B)	$(5,280)

(A)	The nine month period ended July 2, 2006 represents results for the discontinued operations for October 2005 through January 2006.
(B)

After selling expenses and contractual working capital adjustments were finalized on October 30, 2006, the loss on disposal was adjusted to $3,901. The adjustment to the loss on disposal was recognized in the fourth quarter of fiscal 2006.

Assets Held for Sale: At July 1, 2007, assets totaling $849,676 were included in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited). At July 1, 2007, the Company had $841,812 and $84,691 related to certain assets and liabilities, respectively, of the Company’s Home and Garden Business included in Assets held for sale and Liabilities held for sale, respectively, in its Condensed Consolidated Balance Sheets (Unaudited). (See—Discontinued Operations in this Note 2 above for additional information). All relevant criteria of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, allowing for the classification of assets held for sale have been met for the assets and liabilities of the Home and Garden Business. The following table details the components of the assets and liabilities related to the Company’s Home and Garden Business held for sale at July 1, 2007:

Amount
Receivables, net of allowance for doubtful accounts	$135,504
Inventories	130,894
Other current assets	5,397
Property, plant and equipment, net	43,258
Goodwill	298,576
Intangible assets, net	225,405
Other assets	2,778

Total assets held for sale	841,812
Accounts payable	59,585
Other current liabilities	25,106

Total liabilities held for sale	84,691

Total Home and Garden net assets held for sale	$757,121

The remaining balance in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited) as of July 1, 2007 and the balance as of September 30, 2006 consist primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

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

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The fair values of the Company’s goodwill and indefinite-lived intangible assets were tested as of April 1, 2007.

In accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, conducted impairment testing on the Company’s goodwill. The Company used the discounted estimated future cash flows methodology to determine the fair value of its reporting units. Assumptions critical to the Company’s fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the market capitalization of the Company. The Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. This first step indicated that the fair value of the Company’s North America reporting unit, which is included in the Global Batteries & Personal Care operating segment, was less than the Company’s North America reporting unit’s carrying amount and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142.

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

The recognition of the $214,039 non-cash impairment of goodwill, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the nine month period ended July 1, 2007. The impairment will not result in future cash expenditures.

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

Shipping and Handling Costs: The Company incurred shipping and handling costs of $30,865 and $99,623 for the three and nine month periods ended July 1, 2007, respectively, and $27,819 and $87,353 for the three and nine month periods ended July 2, 2006, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 19% and 20% of the Company’s Net sales during the three and nine month periods ended July 1, 2007, respectively, and 21% and 22% of the Company’s Net sales during the three and nine month periods ended July 2, 2006, respectively. This major customer also represented approximately 16% and 11% of its trade accounts receivable, net as of July 1, 2007 and September 30, 2006, respectively.

Approximately 58% of the Company’s sales during the nine month period ended July 1, 2007 occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: On October 1, 2005 the Company adopted Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. The Company recognizes the cost of all share-based awards on a straight-line basis over the vesting period of the award. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and nine month periods ended July 1, 2007 was $10,030 and $18,656, or $6,720 and $12,500, net of taxes, respectively. The amounts before tax are included in Total operating expenses within General and administrative expenses and Restructuring and related charges in the Condensed Consolidated Statements of Operations (Unaudited). See footnote 10, Restructuring and related charges, for further detail regarding our restructuring and related charges. The Company expects that total stock compensation expense for 2007 will be approximately $21,000 before the effect of income taxes. As of July 1, 2007, there was $21,756 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted through fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a three or four year vesting period and the remaining 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of Earnings Per Share (“EPS”), segment Earnings Before Interest and Taxes (“EBIT”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

During the nine month period ended July 1, 2007, the Company granted approximately 1,163 shares of restricted stock. Of these grants, 194 shares are time-based and vest on a pro rata basis over a three year period and 969 shares are purely performance-based and vest only upon achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components. During the three month period ended April 1, 2007 achievement of the performance goals related to the performance-based shares was deemed probable and, accordingly, amortization related to those shares is included in stock compensation expense for the three and nine month periods ended July 1, 2007 disclosed above.

The Company currently has two active incentive plans under which additional shares may be issued to employees as equity compensation. In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Up to 5,000 shares of Common stock may be issued under the 1997 Plan, which expires on August 31, 2007. As of July 1, 2007, there were options with respect to 1,455 shares of common stock outstanding under the 1997 Plan. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Up to 3,500 shares of common stock may be issued under the 2004 Plan, which expires in July 2014. As of July 1, 2007, 3,369 restricted shares had been granted under the 2004 Plan. No options have been granted under the 2004 Plan. The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of July 1, 2007, and changes during the nine month period ended July 1, 2007, is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2006	2,046	$25.91	$53,021
Granted	1,163	8.61	10,014
Vested	(1,270)	19.37	(24,599)
Forfeited	(121)	24.43	(2,966)

Restricted stock at July 1, 2007	1,818	$19.51	$35,470

The following table summarizes the stock option transactions for the nine month period ended July 1, 2007:

Stock Options	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at September 30, 2006	1,911	$14.65	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(85)	14.36	—

Outstanding at July 1, 2007	1,826	$14.66	$—

Exercisable at July 1, 2007	1,642	$14.78	$—

The following table summarizes information about options outstanding and options outstanding and exercisable as of July 1, 2007:

		Options Outstanding		Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$4.39	149	0.25 years	$4.39	149	$4.39
$11.32 – $14.60	1,203	4.87	13.43	1,030	13.53
$16.19 – $21.50	205	1.17	18.75	202	18.73
$21.63 – $28.70	269	1.99	22.72	261	22.57

	1,826	3.66	$14.66	1,642	$14.78

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated other comprehensive income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended July 1, 2007 and July 2, 2006, $2,047 and $667 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the three month periods ended July 1, 2007 and July 2, 2006, ineffectiveness from such hedges was $0. During the three month period ended July 1, 2007, $1,150 of pretax derivative gains were recorded as an adjustment to Interest expense from early termination of a Euro-denominated interest rate swap. The hedge was terminated in connection with a reduction in Euro-denominated debt that also occurred in the quarter. During the nine month periods ended July 1, 2007 and July 2, 2006, $5,792 and $502 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the nine month periods ended July 1, 2007 and July 2, 2006, $0 and $431 of pretax derivative gains, respectively, were recorded as adjustments to Interest expense for ineffectiveness from such hedges and included in the amounts listed above.

At July 1, 2007, the Company had a portfolio of United States Dollar (“USD”) denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.15% for a notional principal amount of $175,000 through September 2007, 4.46% for a notional principal amount of $170,000 through October 2008 and 5.49% for a notional principal amount of $225,000 through March 2010. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €50,000 through September 2007 and 2.68% for a notional principal amount of €185,000 through September 2008. The derivative net gain on these contracts recorded in AOCI at July 1, 2007 was $5,124, net of tax expense of $3,141. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $6,385, net of tax expense of $3,913. At July 1, 2007, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2,394, net of tax.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedges is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended July 1, 2007 and July 2, 2006, $106 and $4, respectively, of pretax derivative gains and losses, from such hedges were recorded as an adjustment to Net sales. During the nine month periods ended July 1, 2007 and July 2, 2006, $644 and $4, respectively, of pretax derivative gains and losses from such hedges were recorded as an adjustment to Net sales. During the three month periods ended July 1, 2007 and July 2, 2006, $1,294 and $384 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of good sold. During the nine month periods ended July 1, 2007 and July 2, 2006, $1,843 and $221 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of good sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Condensed Consolidated Balance Sheet (Unaudited). During the three month periods ended July 1, 2007 and July 2, 2006, $390 and $133 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the nine month periods ended July 1, 2007 and July 2, 2006, $1,146 and $59 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the three month periods ended July 1, 2007 and July 2, 2006 was $0. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for the nine month periods ended July 1, 2007 and July 2, 2006 was $0. At July 1, 2007 and September 30, 2006, respectively, the Company had $142,449 and $97,932 of such foreign exchange derivative contracts outstanding. The derivative net loss on these contracts recorded in AOCI at July 1, 2007 was $2,541, net of tax benefit of $1,310. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $647, net of tax expense of $326. At July 1, 2007, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1,978, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheet (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset. During the three month periods ended July 1, 2007 and July 2, 2006, $3,544 and $3,409 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the nine month periods ended July 1, 2007 and July 2, 2006, $7,576 and $2,798 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At July 1, 2007 and September 30, 2006, $196,892 and $129,663, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended July 1, 2007 and July 2, 2006, $1,788 and $512, of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. During the nine month periods ended July 1, 2007 and July 2, 2006, $14,101 and $238, of pretax derivative gains and losses, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the three month periods ended July 1, 2007 and July 2, 2006, $160 and $0 respectively, of pretax derivative gains, were recorded as an adjustment to Cost of goods sold for ineffectiveness and $228 and $24 of pretax derivative losses were recorded as an adjustment to Cost of goods sold for ineffectiveness during the nine month periods ended July 1, 2007 and July 2, 2006, respectively. At July 1, 2007, the Company had a series of such swap contracts outstanding through February 2009 with a contract value of $43,244. At September 30, 2006, $43,614 of such commodity contracts was outstanding. The derivative net loss on these contracts recorded in AOCI at July 1, 2007 was $417, net of tax benefit of $212. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $3,495, net of tax expense of $1,852. At July 1, 2007, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $294, net of tax.

3	OTHER COMPREHENSIVE INCOME

Comprehensive income and the components of other comprehensive income, net of tax, for the three and nine month periods ended July 1, 2007 and July 2, 2006, respectively, are as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Net (loss) income	$(7,388)	$2,545	$(263,713)	$5,425
Other comprehensive income:
Foreign currency translation	16,853	8,521	28,843	10,725
Adjustment of additional minimum pension liability	(114)	(392)	(1,728)	(403)
Net unrealized (loss) gain on derivative instruments	(2,765)	4,560	(8,421)	10,779

Net change to derive comprehensive income for the period	13,974	12,689	18,694	21,101

Comprehensive income (loss)	$6,586	$15,234	$(245,019)	$26,526

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ equity. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine month periods ended July 1, 2007 and July 2, 2006 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4	NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share for the three and nine month periods ended July 1, 2007 and July 2, 2006, respectively, is calculated based upon the following number of shares:

	Three Months		Nine Months
	2007	2006	2007	2006
Basic	50,753	49,456	50,827	49,458
Effect of restricted stock and assumed conversion of options	—	2,128	—	1,501

Diluted	50,753	51,584	50,827	50,959

For the three and nine month periods ended July 1, 2007, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5	INVENTORIES

Inventories, which are stated at the lower of cost or market, consist of the following:

	July 1, 2007	September 30, 2006
Raw materials	$78,120	$121,793
Work-in-process	34,316	36,205
Finished goods	220,636	302,674

	$333,072	$460,672

6	GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2006	$330,465	$297,330	$502,389	$1,130,184
Asset held for sale	—	(298,576)	—	(298,576)
Purchase price allocation	834	—	(8,103)	(7,269)
Goodwill impairment	(214,039)	—	—	(214,039)
Effect of translation	5,981	1,246	23,507	30,734

Balance as of July 1, 2007	$123,241	$—	$517,793	$641,034

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2006	$393,110	$146,634	$297,200	$836,944
Additions	—	—	656	656
Asset held for sale	—	(147,041)	—	(147,041)
Purchase price allocation(A)	(3,750)	—	—	(3,750)
Effect of translation	11,856	407	6,384	18,647

Balance as of July 1, 2007	$401,216	$—	$304,240	$705,456
Intangible Assets Subject to Amortization
Balance as of September 30, 2006, gross	$15,695	$94,121	$150,560	$260,376
Less: Accumulated amortization	(3,391)	(15,953)	(19,662)	(39,006)

Balance as of September 30, 2006, net	$12,304	$78,168	$130,898	$221,370
Asset held for sale	—	(78,364)	—	(78,364)
Amortization during period	(749)	—	(9,560)	(10,309)
Effect of translation	672	196	2,052	2,920

Balance as of July 1, 2007, net	$12,227	$—	$123,390	$135,617
Pension Intangibles
Balance as of July 1, 2007	$2,586	$—	$—	$2,586

Total Intangible Assets, net	$416,029	$—	$427,630	$843,659

(A)

During the nine month period ended July 1, 2007, in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company reduced Global Batteries & Personal Care intangible assets as a result of the reversal of a portion of a deferred tax valuation allowance established in connection with the acquisition of Microlite, as all prior goodwill had been previously written off.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, tested its goodwill and indefinite-lived intangible assets for impairment as of April 1, 2007. As a result the Company recorded a non-cash pretax impairment charge related to goodwill of approximately $214,039 in the three month period ended April 1, 2007. See Note 2, Significant Accounting Policies—Intangible Assets, for further details on the impairment charge.

The carrying value of technology assets was $35,153, net of accumulated amortization of $9,870 at July 1, 2007 and $37,305, net of accumulated amortization of $7,126 at September 30, 2006. Remaining intangible assets subject to amortization include mostly customer relationship intangibles. Of the intangible assets acquired in the United acquisition and the Company’s acquisition of Jungle Laboratories Corporation (“Jungle Labs”), customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Company’s acquisition of Tetra Holding GmbH (“Tetra”), customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

Amortization expense for the three and nine month periods ended July 1, 2007 and July 2, 2006, respectively, is as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Proprietary technology amortization	$923	$643	$2,754	$1,790
Customer relationships amortization	2,388	2,431	7,054	7,153
Trade names amortization	167	482	501	1,445

	$3,478	$3,556	$10,309	$10,388

The Company estimates annual amortization expense for the next five fiscal years will approximate $13,500 per year.

7	DEBT

Debt consists of the following:

	July 1, 2007		September 30, 2006
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 2, 2013	347,012	11.3%	—	—
Term Loan B, U.S. Dollar, expiring March 30, 2013	1,000,000	9.5%	—	—
Term Loan B II, U.S. Dollar, expiring March 30, 2013	200,000	9.4%	—	—
Term Loan, Euro, expiring March 30, 2013	352,337	8.6%	—	—
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	350,000	8.5%
Term Loan, U.S. Dollar, expiring February 6, 2012	—	—	604,827	8.6%
Term Loan, Canadian Dollar, expiring February 6, 2012	—	—	72,488	7.4%
Term Loan, Euro, expiring February 6, 2012	—	—	134,721	6.3%
Term Loan, Euro Tranche B, expiring February 6, 2012	—	—	332,315	6.2%
Revolving Credit Facility, expiring February 6, 2011	—	—	26,200	10.3%
Other notes and obligations	31,279	6.2%	42,698	5.7%
Capitalized lease obligations	21,093	5.1%	13,922	5.0%

	2,654,594		2,277,171
Less current maturities	48,498		42,713

Long-term debt	$2,606,096		$2,234,458

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

Senior Credit Facilities

On March 30, 2007, the Company refinanced its outstanding senior credit facilities with new senior credit facilities (the “Senior Credit Facilities”) pursuant to a new senior credit agreement (“The Senior Credit Agreement”). The proceeds of borrowings under the Senior Credit Facilities were used to repay all outstanding obligations under the Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, pay fees and expenses in connection with the refinancing and the Exchange Offer, described below, and for general corporate purposes. Approximately $11,649 of prepayment premiums in connection with repayment of the previously outstanding senior credit facilities are included in interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2007.

The Senior Credit Facility permits a portion of the term loan facilities it provides for, in an aggregate principal amount of up to $300,000, to be replaced with an asset based loan facility. During the quarter ended July 1, 2007, the company executed a commitment agreement with certain lenders to enter into a $225,000 U.S. Dollar Asset based loan facility. The Company currently expects to close on the asset based loan facility during the fourth quarter of fiscal 2007.

As of July 1, 2007, the Senior Credit Facilities aggregated to a U.S. Dollar equivalent of $1,602,337 and consisted of a $1,000,000 U.S. Dollar Term B Loan, a $200,000 U.S. Dollar Term B II Loan, a €262,000 Term Loan (USD $352,337 at July 1, 2007) (collectively referred to as the “Term Loan Facilities”), and a $50,000 synthetic letter of credit facility.

$46,869 of Letters of credit were outstanding under the synthetic letter of credit facility at July 1, 2007.

Approximately $35,626 of fees and expenses incurred in association with the Senior Credit Facilities have been capitalized and will be amortized over the term of the facilities. In addition, in connection with the refinancing approximately $15,651 of debt issuance costs associated with the previously outstanding senior credit facilities were written off and are included in Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2007.

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

As of July 1, 2007, the Company was in compliance with all covenants associated with its Senior Credit Facilities.

Senior Subordinated Notes

Beginning on March 16, 2007, the Company conducted an offer to exchange the entire $350,000 of outstanding principal amount of its 8 1/2% Senior Subordinated Notes due 2013 (the “Existing Notes”) for the same aggregate principal amount of Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”) pursuant to the terms of an exchange offer (the “Exchange Offer”). The terms of the Exchange Offer further provided that holders of Existing Notes who tendered their Existing Notes for exchange following the expiration of a consent solicitation period, which ended on March 29, 2007, would receive a reduced principal amount of New Notes in exchange for tendered Existing Notes. As of the expiration of the Exchange Offer on April 13, 2007, holders of Existing Notes had tendered $347,127 of Existing Notes, which were accepted by the Company, and exchanged, pursuant to the terms of the Exchange Offer, for $347,012 of New Notes. As a result of the terms of the Exchange Offer, during the three month period ended July 1, 2007 the Company recorded a gain from early extinguishment of debt of $75 net of tax expense of $40. At July 1, 2007, $2,873 principal amount of Existing Notes remain outstanding.

In connection with the Exchange Offer, on March 30, 2007 the Company and certain of its domestic subsidiaries, as guarantors, entered into an indenture (the “Indenture”) with Wells Fargo Bank, N.A., as trustee (the “Trustee”), governing the New Notes.

Approximately $3,879 of fees and expenses incurred in association with the Exchange Offer have been capitalized and will be amortized over the term of the New Notes. In addition, in connection with the Exchange Offer approximately $8,925 of debt issuance costs associated with the Existing Notes were written off and included in Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2007.

Subject to certain conditions, the Company has the option to pay interest on the New Notes entirely in cash or by increasing the principal amount of the New Notes. The New Notes are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. The New Notes currently bear interest at 11.25%. Interest will be payable semi-annually in arrears on October 2 and April 2, beginning on October 2, 2007. At such time as the Fixed Charge Coverage Ratio test under the indentures governing the New Notes is above 2:1, the Company is required to pay interest of 1% over the scheduled rates referred to above. The Company will make each interest payment to the holders of record of the New Notes as of the immediately preceding March 15 and September 15, respectively. The New Notes are general unsecured obligations of the Company. The New Notes are subordinated in right of payment to all existing and future senior debt of the Company, including the indebtedness of the Company pursuant to the Senior Credit Agreement. The New Notes are pari passu in right of payment with all existing and any future senior subordinated indebtedness of the Company, including, without limitation, the Company’s 7 3/8% Senior Subordinated Notes due 2015 and its Existing Notes which remain outstanding following the closing of the Exchange Offer, and are senior in right of payment to any future subordinated indebtedness of the Company.

The terms of the New Notes are governed by the Indenture. The Indenture contains customary covenants that limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase the Company’s equity interests, make certain investments, expand into unrelated businesses, create liens on assets, merge or consolidate with another company, transfer or sell all or substantially all of the Company’s assets, and enter into transactions with affiliates. Upon the occurrence of a “change of control,” as defined in the Indenture, the Company is required to make an offer to repurchase the outstanding New Notes for a specified redemption price, beginning at 110% of the principal amount being repurchased and declining to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

The Company may redeem all or a part of the New Notes upon not less than 30 nor more than 60 days notice, at specified redemption prices beginning at 110% of the principal amount being redeemed and declining to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

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

The Company was in compliance with all covenants associated with its $347,012 principal amount of New Notes, its $2,873 principal amount of Existing Notes that remain outstanding and its $700,000 principal amount of 7 3/8% Senior Subordinated Notes due 2015 (collectively referred to as the “Senior Subordinated Notes”), with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the period ended July 1, 2007. Due to significant restructuring charges and reduced business performance, the Company has not met the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing its Senior Subordinated Notes. Until the Company satisfies such test, it is limited in its ability to make significant acquisitions or incur significant additional senior debt beyond its Senior Credit Facilities. The Company does not expect its inability to meet the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

8	EMPLOYEE BENEFIT PLANS

The Company has several defined benefit pension plans covering certain employees in the United States and other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 90 percent current liability funded status. At January 1, 2007, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 90 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

The Company’s results of operations for the three and nine month periods ended July 1, 2007 and July 2, 2006, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation benefit cost	2007	2006	2007	2006
Service cost	$782	$1,141	$2,347	$3,283
Interest cost	1,393	1,482	4,179	4,231
Expected return on assets	(1,017)	(1,026)	(3,052)	(2,953)
Settlement and Curtailment	173	—	520	—
Amortization of prior service cost	64	96	191	288
Amortization of transition obligation	—	8	—	25
Recognized net actuarial loss	156	344	468	999

Net periodic benefit cost	$1,551	$2,045	$4,653	$5,873

	Three Months		Nine Months
Pension and deferred compensation contributions	2007	2006	2007	2006
Contributions made during period	$1,782	$942	$2,561	$2,938

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended July 1, 2007 were $1,648 and $3,658, respectively.

9	SEGMENT RESULTS

As of January 1, 2007, the Company began managing its business in three operating segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) Home and Garden. The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

Global strategic initiatives and financial objectives for each segment are determined at the corporate level. Each operating segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives. Each operating segment has a general manager responsible for all the sales and marketing initiatives for all product lines within that segment plus the financial results of that segment.

Net sales and Cost of goods sold to other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

The operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of operating segments discussed above, as of January 1, 2007 expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expenses, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and long-term incentive compensation plans. Segment reporting results prior to January 1, 2007 have been reclassified to conform to the changes described above. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the three and nine month periods ended July 1, 2007 and July 2, 2006, respectively, and at July 1, 2007 and September 30, 2006 is as follows:

	Three Months		Nine Months
	2007	2006	2007	2006
Net sales from external customers
Global Batteries & Personal Care	$307,024	$295,172	$1,031,083	$1,005,549
Global Pet Supplies	134,976	132,345	415,203	402,910

Total segments	$442,000	$427,517	$1,446,286	$1,408,459

	Three Months		Nine Months
	2007	2006	2007	2006
Intersegment net sales
Global Pet Supplies	$297	$—	$3,948	$—

Total segments	$297	$—	$3,948	$—

	Three Months		Nine Months
	2007	2006	2007	2006
Segment profit
Global Batteries & Personal Care	$27,421	$10,033	$89,373	$85,792
Global Pet Supplies	14,422	17,662	49,120	54,447

Total segments	41,843	27,695	138,493	140,239
Corporate expense	7,543	10,325	38,664	30,504
Restructuring and related charges	30,648	6,852	54,469	13,562
Goodwill impairment	—	—	214,039	—
Interest expense	41,149	31,364	142,120	91,049
Other expense (income), net	914	(131)	4,513	(5,230)

(Loss) income from continuing operations before income taxes	$(38,411)	$(20,715)	$(315,312)	$10,354

	July 1, 2007	September 30, 2006
Segment total assets
Global Batteries & Personal Care	$1,410,935	$1,549,197
Global Pet Supplies	1,190,441	1,170,841
Home and Garden(A)	841,812	745,363

Total segments	3,443,188	3,465,401
Corporate	135,306	83,919

Total assets at period end	$3,578,494	$3,549,320

(A)

Represents assets related to the discontinued Home and Garden Business. Such assets at July 1, 2007 are included in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited). See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the discontinued Home and Garden Business.

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

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended July 1, 2007 and July 2, 2006, respectively:

	Three Months		Nine Months
	2007	2006	2007	2006
Cost of goods sold:
Global Batteries & Personal Care	$945	$447	$6,522	$1,241
Global Pet Supplies	3,143	2,261	10,181	3,194
Corporate	28	—	28	—

Total restructuring and related charges in cost of goods sold	4,116	2,708	16,731	4,435

Operating expenses:
Global Batteries & Personal Care	6,618	3,300	13,926	7,325
Global Pet Supplies	2,542	844	6,440	1,802
Corporate	17,372	—	17,372	—

Total restructuring and related charges in operating expenses	26,532	4,144	37,738	9,127

Total restructuring and related charges	$30,648	$6,852	$54,469	$13,562

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company incurred $2,543 of pretax restructuring and related charges during the nine month period ended July 1, 2007. Costs associated with the Latin America Initiatives are expected to be incurred through September 2007 and are projected at approximately $3,000.

As of January 1, 2007 the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and Home and Garden. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company incurred $31,369 of pretax restructuring and related charges in connection with these initiatives during the nine month period ended July 1, 2007. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $48,000, the majority of which will be cash costs.

The following table summarizes the accrual balance and activity that occurred during the nine month period ended July 1, 2007 associated with the 2007 restructuring initiatives:

2007 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$—	$—	$—
Provisions	18,967	814	19,781
Cash expenditures	(3,058)	(401)	(3,459)
Non-cash expenditures	13	—	13

Accrual balance at July 1, 2007	$15,922	$413	$16,335

Expensed as incurred(A)	$13,266	$865	$14,131

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company incurred $4,088 of pretax restructuring and related charges during the nine month period ended July 1, 2007 in connection with the European Initiatives. Costs associated with these initiatives, expected to be incurred through September 2007, relate primarily to severance and are projected at approximately $26,000, the majority of which will be cash costs.

The following table summarizes the accrual balance and activity that occurred during the nine month period ended July 1, 2007 associated with the 2006 restructuring initiatives:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$12,922	$—	$12,922
Provisions	3,580	—	3,580
Cash expenditures	(11,678)	—	(11,678)
Non-cash expenditures	313	—	313

Accrual balance at July 1, 2007	$5,137	$—	$5,137

Expensed as incurred(A)	$508	$—	$508

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives

In connection with the acquisitions of United and Tetra in 2005, the Company announced a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s Home and Garden administrative services, sales and customer service functions into the Company’s operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s Home and Garden manufacturing and distribution locations in North America; rationalizing the combined companies supply chain; and consolidating administrative, manufacturing and distribution facilities of the Company’s Global Pet Supplies business. In addition, certain corporate finance functions were shifted to the Company’s global headquarters in Atlanta.

Effective October 1, 2006 the Company reflected the operations of its Home and Garden Business as a discontinued operation. See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the discontinued Home and Garden Business. As a result, as of October 1, 2006 initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin have been suspended.

Integration activities within Global Pet Supplies continue as the Company works to integrate the Tetra and the United Pet Businesses. Global Pet Supplies integration activities consist primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and the Company expects to close one pet supply facility in fiscal 2007, in Moorpark, California.

The Company recorded $16,585 of pretax restructuring and related charges during the nine month period ended July 1, 2007 primarily in connection with its integration activities within the Global Pet Supplies business. The Company’s integration activities related to the Global Pet Supplies business are ongoing and are expected to continue through fiscal 2007.

The following tables summarize the remaining accrual balance and activity that occurred during the nine month period ended July 1, 2007 associated with the 2005 restructuring initiatives:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$8,684	$2,657	$11,341
Provisions	(141)	452	311
Cash expenditures	(5,578)	(683)	(6,261)
Non-cash expenditures	(1,175)	(5)	(1,180)

Accrual balance at July 1, 2007	$1,790	$2,421	$4,211

Expensed as incurred(A)	$1,034	$15,240	$16,274

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$4,515	$15,278	$19,793
Cash expenditures	(2,321)	(3,678)	(5,999)
Non-cash expenditures	(568)	80	(488)

Accrual balance at July 1, 2007	$1,626	$11,680	$13,306

(A)

Represents costs to exit activities of the acquired United and Tetra businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Global Pet Supplies and Home and Garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of EITF 95-3 “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination.”

11	COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $2,916, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

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

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is expected to be applicable to all similarly-situated taxpayers. At July 1, 2007, these amounts totaled approximately $35,168 and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

The Company, along with certain former Executive Officers, were defendants in a purported class action lawsuit, filed on February 2, 2006 in the U.S. District Court for the Northern District of Georgia. The lawsuit generally alleged that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff sought unspecified damages, as well as interest, costs and attorneys’ fees. On March 6, 2006 defendants filed a motion to dismiss. On October 27, 2006, the Court granted defendants’ motion to dismiss without prejudice, and also ordered plaintiffs to file a further amended complaint within 30 days. On November 22, 2006, plaintiffs filed a motion seeking an extension of time to file an amended complaint and a partial lift of the stay of discovery. On May 18, 2007, the Court entered an opinion and order denying that request. Plaintiffs did not file an appeal and, accordingly, this case is now closed.

On November 6, 2006, a purported shareholder derivative action was filed in the Superior Court of Fulton County for the State of Georgia, on the Company’s behalf, against the Company as nominal defendant, the Company’s Board of Directors, Chairman and former Chief Executive Officer David A. Jones and former Executive Vice President and Chief Financial Officer Randall J. Steward. The plaintiff derivatively claimed breaches of fiduciary duty, abuse of control, gross mismanagement and waste against all of the individually named defendants. The plaintiff also derivatively claimed that the Company’s then Chief Executive Officer and then Chief Financial Officer misappropriated confidential company information for personal profit by selling the Company’s stock while in possession of material, non-public information regarding the Company’s financial condition and future business prospects. The plaintiff sought unspecified damages, profits, the return of all compensation paid by us, costs and attorneys’ fees. On February 5, 2007, all defendants filed their answer and defenses, and also moved to dismiss the complaint. By Order dated May 30, 2007, the Court granted defendants’ motion and dismissed the complaint. The time for filing an appeal of the dismissal has expired and no such appeal was taken. Accordingly, this case is now closed.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ended after December 15, 2006, for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As of September 30, 2006, the Company’s net unfunded benefit obligation was approximately $55,000, accordingly, the adoption of SFAS 158 will have a material impact on its financial condition, however, the Company does not believe the adoption of SFAS 158 will have a material impact on its results of operations or cash flows.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

July 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$111,156	$1,679	$63,365	$—	$176,200
Receivables, net	131,278	262,744	127,598	(227,729)	293,891
Inventories	60,585	84,588	(421,189)	609,088	333,072
Assets held for sale	757,457	84,691	7,528	—	849,676
Prepaid expenses and other	45,634	10,583	31,386	1,755	89,358

Total current assets	1,106,110	444,285	(191,312)	383,114	1,742,197
Property, plant and equipment, net	28,695	65,727	166,118	—	260,540
Goodwill	(290,278)	559,846	369,140	2,326	641,034
Intangible assets, net	(1,281)	436,814	408,314	(188)	843,659
Deferred charges and other	765,574	(274,598)	580,878	(1,028,555)	43,299
Debt issuance costs	47,765	—	—	—	47,765
Investments in subsidiaries	5,318,872	4,501,874	3,698,060	(13,518,806)	—

Total assets	$6,975,457	$5,733,948	$5,031,198	$(14,162,109)	$3,578,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$41,100	$—	$32,738	$(25,340)	$48,498
Accounts payable	368,577	194,773	97,877	(474,993)	186,234
Liabilities held for sale	—	84,691	—	—	84,691
Accrued liabilities	98,297	24,481	101,797	—	224,575

Total current liabilities	507,974	303,945	232,412	(500,333)	543,998
Long-term debt, net of current maturities	2,586,678	(32,476)	97,460	(45,566)	2,606,096
Employee benefit obligations, net of current portion	21,176	1,417	50,664	—	73,257
Deferred income taxes	(160,380)	142,190	82,893	—	64,703
Other	1,693	—	65,895	—	67,588

Total liabilities	2,957,141	415,076	529,324	(545,899)	3,355,642
Shareholders’ equity:
Common stock	684	547	538,382	(538,931)	682
Additional paid-in capital	670,171	1,493,980	4,440,857	(5,934,718)	670,290
Accumulated deficit	(386,977)	162,004	(540,438)	335,041	(430,370)
Accumulated other comprehensive income (loss)	3,810,521	3,662,341	63,073	(7,477,602)	58,333

	4,094,399	5,318,872	4,501,874	(13,616,210)	298,935
Less treasury stock, at cost	(76,083)	—	—	—	(76,083)

Total shareholders’ equity	4,018,316	5,318,872	4,501,874	(13,616,210)	222,852

Total liabilities and shareholders’ equity	$6,975,457	$5,733,948	$5,031,198	$(14,162,109)	$3,578,494

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended July 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$45,876	$144,016	$292,911	$(40,803)	$442,000
Cost of goods sold	21,172	108,815	184,750	(41,019)	273,718
Restructuring and related charges	83	3,240	793	—	4,116

Gross profit	24,621	31,961	107,368	216	164,166
Operating expenses:
Selling	10,192	19,083	65,904	(283)	94,896
General and administrative	(1,434)	(130,622)	146,894	18,196	33,034
Research and development	3,729	1,214	1,109	—	6,052
Restructuring and related charges	19,240	2,541	4,751	—	26,532

	31,727	(107,784)	218,658	17,913	160,514
Operating (loss) income	(7,106)	139,745	(111,290)	(17,697)	3,652
Interest expense	39,279	(4,741)	6,618	(7)	41,149
Other income, net	(17,775)	105,633	1,410	(88,354)	914

(Loss) income from continuing operations before income taxes	(28,610)	38,853	(119,318)	70,664	(38,411)
Income tax expense (benefit)	(16,222)	13,976	(6,075)	72	(8,249)

(Loss) income from continuing operations	(12,388)	24,877	(113,243)	70,592	$(30,162)
Income from discontinued operations, net of tax	22,774	—	—	—	22,774

Net income (loss)	$10,386	$24,877	$(113,243)	$70,592	$(7,388)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended July 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$302,343	$406,261	$886,457	$(148,775)	$1,446,286
Cost of goods sold	201,046	294,421	545,797	(149,415)	891,849
Restructuring and related charges	463	9,972	6,296	—	16,731

Gross profit	100,834	101,868	334,364	640	537,706
Operating expenses:
Selling	55,488	60,419	204,280	(406)	319,781
General and administrative	(334,666)	140,805	309,026	—	115,165
Research and development	12,843	3,545	3,274	—	19,662
Goodwill impairment	214,039	—	—	—	214,039
Restructuring and related charges	23,613	5,165	8,960	—	37,738

	(28,683)	209,934	525,540	(406)	706,385
Operating income (loss)	129,517	(108,066)	(191,176)	1,046	(168,679)
Interest expense	137,181	(13,880)	18,705	114	142,120
Other income, net	315,803	182,225	(513)	(493,002)	4,513

(Loss) income from continuing operations before income taxes	(323,467)	(276,411)	(209,368)	493,934	(315,312)
Income tax expense (benefit)	(64,283)	11,299	(4,285)	(135)	(57,404)

(Loss) income from continuing operations	(259,184)	(287,710)	(205,083)	494,069	$(257,908)
(Loss) from discontinued operations, net of tax	(5,805)	—	—	—	(5,805)

Net (loss) income	$(264,989)	$(287,710)	$(205,083)	$494,069	$(263,713)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended July 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by continuing operating activities	$238,597	$(121,757)	$479,915	$(745,137)	$(148,382)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,784)	(2,365)	(9,273)	—	(18,422)
Proceeds from sale of property, plant and equipment and investments	—	—	486	—	486
Intercompany investments	(27,758)	22,758	5,000	—	—

Net cash (used) provided by investing activities	(34,542)	20,393	(3,787)	—	(17,936)
Cash flows from financing activities:
Reduction of debt	(978,527)	—	(847,836)	—	(1,826,363)
Proceeds from debt financing	1,547,500	—	631,229	—	2,178,729
Debt issuance costs	(40,790)	—	—	—	(40,790)
Proceeds from (advances related to) intercompany transactions	(623,758)	101,667	(223,046)	745,137	—

Net cash provided (used) by financing activities	(95,575)	101,667	(439,653)	745,137	311,576
Effect of exchange rate changes on cash and cash equivalents	—	—	2,512	—	2,512

Net increase in cash and cash equivalents	108,480	303	38,987	—	147,770
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$111,156	$1,679	$63,365	$—	$176,200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden care; electric shaving and grooming; household insect control; electric personal care; and portable lighting. In the third quarter of our fiscal year ended September 30, 2006, we engaged advisors to assist us with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of fiscal 2007 we approved and initiated a plan to sell the assets related to our lawn and garden and household insect control product offerings (our “Home and Garden Business”). As a result, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as a discontinued operation (for additional information see footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” and “Significant Accounting Policies—Assets Held for Sale”). We continue to explore possible strategic options, including divesting certain of our assets to help us sharpen our focus on strategic growth businesses, maximize long-term shareholder value and reduce our outstanding debt balances.

As of January 1, 2007, we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden, which consists of the discontinued Home and Garden Business (“Home and Garden”). The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

Our continuing operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our continuing operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Our continuing operations also include the manufacturing and marketing of specialty pet supplies in North America. Through our Home and Garden Business, which we have designated as discontinued operations, we manufacture and market lawn fertilizers, herbicides, insecticides and repellants in North America.

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

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin which vary by product line and geographic market; pricing of certain raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three and nine months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2007.

Results of Operations

Fiscal Quarter and Fiscal Nine Months Ended July 1, 2007 Compared to Fiscal Quarter and Fiscal Nine Months Ended July 2, 2006

For the three months ended July 1, 2007 (the “Fiscal 2007 Quarter”) and nine months ended July 1, 2007 (the “Fiscal 2007 Nine Months”), we have presented our Home and Garden Business as a discontinued operation because of our strategic decision to dispose of this business. Consequently, the results of our Home and Garden Business for the Fiscal 2007 Quarter and Fiscal 2007 Nine Months are reflected in our Condensed Consolidated Statements of Operations (Unaudited) as discontinued operations. We have reclassified our overall results for the three months ended July 2, 2006 (the “Fiscal 2006 Quarter”) and the nine months ended July 2, 2006 (the “Fiscal 2006 Nine Months”) to conform to this presentation. As a result, and unless specifically stated, all discussions regarding the Fiscal 2007 Quarter, Fiscal 2007 Nine Months, Fiscal 2006 Quarter and Fiscal 2006 Nine Months results, respectively, reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2007 Quarter increased to $442 million from $428 million during the Fiscal 2006 Quarter, representing a 3% increase. Favorable foreign currency exchange translation impacted Fiscal 2007 Quarter net sales by approximately $16 million. Net sales for the Fiscal 2007 Nine Months increased to $1,446 million from $1,408 million during the Fiscal 2006 Nine Months, reflecting a 3% increase. Favorable foreign currency exchange translation impacted Fiscal 2007 Nine Month sales by approximately $45 million. Consolidated net sales by product line for the Fiscal 2007 Quarter, Fiscal 2006 Quarter, Fiscal 2007 Nine Months and Fiscal 2006 Nine Months, respectively, are as follows:

	Fiscal Quarter		Fiscal Nine Months
	2007	2006	2007	2006
	(in millions)
Product line net sales
Batteries	$193	$190	$634	$633
Pet products	135	132	415	403
Shaving and grooming	52	51	194	197
Personal care	39	33	133	110
Lights	23	22	70	65

Total net sales to external customers	$442	$428	$1,446	$1,408

Battery sales for the Fiscal 2007 Quarter increased to $193 million from $190 million during the Fiscal 2006 Quarter, an increase of 2%, with improvement in Europe and Latin America offset by shortfalls in North America. Battery sales for the Fiscal 2007 Nine Months were virtually flat when compared to the Fiscal 2006 Nine Months as sales increases in Latin America of $17 million, driven by favorable pricing and foreign exchange, were more than offset by sales declines of $6 million and $11 million in Europe and North America, respectively. Battery sales in Europe for the Fiscal 2007 Nine Months declined due to the continued product mix shift toward private label sales in the continental European market, which is discussed more fully in Segment Results below, while North America battery sales for the period declined primarily due to lower sales of alkaline and rechargeable batteries due to timing of shipments. Net sales of pet products for the Fiscal 2007 Quarter increased $3 million, or 2%, when compared to the same period last year primarily driven by growth in companion animal products. Sales of our aquatic products were virtually flat from the Fiscal 2006 Quarter to the Fiscal 2007 Quarter. For the Fiscal 2007 Nine Months pet product net sales increased $12 million, reflecting a 3% increase from the Fiscal 2006 Nine Months, driven by growth in companion animal products. Shaving & grooming sales for the Fiscal 2007 Quarter were flat. For the Fiscal 2007 Nine Months shaving & grooming net sales decreased $3 million when compared to the same period last year as year over year growth in Europe and Latin America could not offset the weakness in North America associated with men’s shaving. Fiscal 2007 Quarter and Fiscal 2007 Nine Months personal care net sales showed strong worldwide growth of $6 million, or 18% and $23 million, or 21%, respectively, from the same periods last year, driven by increases in all geographic regions. Net sales of lights for the Fiscal 2007 Quarter and Fiscal 2007 Nine Months when compared to the same periods last year increased $1 million, or 5%, and $5 million, or 7%, respectively, driven by gains across all geographic regions as a result of new product launches.

Gross Profit

Gross profit for the Fiscal 2007 Quarter was $164 million versus $156 million for the Fiscal 2006 Quarter. Gross profit for the Fiscal 2007 Nine Months was $538 million versus $539 million for the Fiscal 2006 Nine Months. Higher zinc prices, a key raw material in the production of our batteries, reduced the Fiscal 2007 Quarter and Fiscal 2007 Nine Months gross profit by approximately $1 million and $11 million, respectively, when compared to the comparable periods last year. Our gross profit margin for the Fiscal 2007 Quarter increased to 37.1% from 36.6% in the Fiscal 2006 Quarter and decreased to 37.2% in the Fiscal 2007 Nine Months from 38.3% in the Fiscal 2006 Nine Months. Included in cost of goods sold during the Fiscal 2007 Quarter, the Fiscal 2006 Quarter, the Fiscal 2007 Nine Months and the Fiscal 2006 Nine Months were restructuring and related charges of approximately $4 million, $3 million, $17 million and $4 million, respectively. These restructuring and related charges are associated with the ongoing integration activities within our Global Pet Supplies business and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See Restructuring and Related Charges section below as well as footnote 10 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges. Higher battery pricing in North America and Latin America contributed positively to gross profit margin. Furthermore, the gross profit margin in the Fiscal 2007 Quarter and the Fiscal 2006 Quarter is negatively impacted by restructuring and related charges which reduced gross profit margin by approximately 100 basis points in the Fiscal 2007 Quarter and by approximately 60 basis points in the Fiscal 2006 Quarter. Similarly, while higher battery pricing in North America and Latin America had a positive effect on gross profit margin for the Fiscal 2007 Nine Months, the overall decrease in gross profit margin between the Fiscal 2007 Nine Months and the Fiscal 2006 Nine Months resulted primarily from restructuring and related charges, where such charges reduced gross profit margin by approximately 110 basis points in the Fiscal 2007 Nine Months and by approximately 30 basis points in the Fiscal 2006 Nine Months.

Operating Expense. Operating expenses for the Fiscal 2007 Quarter totaled $161 million versus $146 million for the Fiscal 2006 Quarter. Operating expenses for the Fiscal 2007 Nine Months totaled $706 million versus $443 million for the Fiscal 2006 Nine Months. The increase in operating expenses for the Fiscal 2007 Quarter versus the comparable period last year was driven by (i) an increase in restructuring and related charges, as we incurred of approximately $27 million in the Fiscal 2007 Quarter versus $4 million in the Fiscal 2006 Quarter. The restructuring and related charges incurred in the Fiscal 2007 Quarter are primarily attributable to the ongoing integration of our Global Pet Supplies business, rationalization of our Global Batteries & Personal Care European and Latin America manufacturing, support, sales and marketing organizations and various cost reduction initiatives in connection with our global realignment announced in January 2007 to reduce general and administrative expenses. The restructuring and related charges incurred in the Fiscal 2006 Quarter are primarily attributable to the ongoing integration of our Global Pet Supplies business and rationalization of our Global Batteries & Personal Care European manufacturing, support, sales and marketing organization See the Restructuring and Related Charges section below as well as footnote 10 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges; and, (ii) decreased general & administrative expenses of approximately $7 million related to employee terminations savings associated with our global realignment announced in January 2007, (ii) The increase in operating expense for the Fiscal 2007 Nine Months versus the comparable period last year was driven by: (i) a non-cash impairment charge reflected in the Fiscal 2007 Nine Months of approximately $214 million for the write down of goodwill to fair value in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”). See “Goodwill Impairment” section below, as well as footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Intangible Assets” for

additional information regarding this impairment charge; (ii) restructuring and related charges of approximately $38 million in the Fiscal 2007 Nine Months versus $9 million in the Fiscal 2006 Nine Months. The restructuring and related charges incurred in the Fiscal 2007 Nine Months are attributable to the same integration initiatives undertaken during the Fiscal 2007 Quarter while the restructuring and related charges incurred in the Fiscal 2006 Nine Months are attributable to the same integration initiatives undertaken during the Fiscal 2006 Quarter.; (iii) the write off of professional fees during the Fiscal 2007 Nine Months, which totaled approximately $4 million and are included in general and administrative expense, in connection with our strategic decision to dispose of our Home and Garden Business; and (iv) increased advertising and marketing expenses of approximately $14 million in the Fiscal 2007 Nine Months when compared to the same period in the prior year, to support our new Remington, Rayovac and VARTA marketing campaigns.

Operating (Loss) Income. We recognized operating income of approximately $4 million for the Fiscal 2007 Quarter as compared to operating income of $11 million for the Fiscal 2006 Quarter. For the Fiscal 2007 Nine Months we recognized an operating loss of approximately $169 million as compared to operating income of approximately $96 million for the Fiscal 2006 Nine Months. The decrease in operating income from the Fiscal 2006 Quarter to the Fiscal 2007 Quarter was driven by the increase in restructuring and related charges, as restructuring and related charges totaled approximately $31 million in the Fiscal 2007 Quarter versus approximately $7 million in the Fiscal 2006 Quarter. The Fiscal 2007 Nine Months operating loss is directly attributable to the increase in operating expenses discussed in the section above. The impact of the previously discussed impairment charge, restructuring and related charges and the write off of professional fees incurred in connection with our strategic decision to dispose of the Home and Garden business reduced operating income for the Fiscal 2007 Nine Months by approximately $269 million. Operating income for the Fiscal 2006 Nine Months includes restructuring and related charges of approximately $14 million.

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

We will not present results of Home and Garden in “Segment Results” because it has been designated as a discontinued operation. For additional information about the results of operations for Home and Garden for the Fiscal 2007 Quarter and the Fiscal 2007 Nine Months, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations”.

We evaluate segment profitability based on income from operations before corporate expense, restructuring and related charges and impairment charges. Corporate expense primarily includes expenses associated with corporate general and administrative areas and long-term compensation plans.

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Nine Months
	2007	2006	2007	2006
	(in millions)
Net sales to external customers	$307	$295	$1,031	$1,006
Segment profit	$27	$10	$89	$86
Segment profit as a % of net sales	8.9%	3.4%	8.7%	8.5%
Assets as of July 1, 2007 and September 30, 2006	$1,411	$1,549	$1,411	$1,549

Segment net sales to external customers in the Fiscal 2007 Quarter increased to $307 million from $295 million during the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Quarter by approximately $14 million. The Fiscal 2007 Quarter net sales increase was driven by sales gains in all categories. Battery sales increased to $193 million from $190 million, an increase of 2%, with improvement in all geographic regions. In North America, Rayovac alkaline battery sales at retail increased 9%, largely due to the successful implementation of price increases effective January 1, 2007. In Europe, while battery industry conditions remain challenging, the positive impact of the strong Euro more than offset the negative impact from product mix shifts. These product mix shifts reflect the shift of continental European consumer preferences from branded batteries to lower-priced private label batteries. This shift in market dynamics has resulted in our strategic decision to reduce our presence in the private label market because of the lower margins achieved on private label sales. Further pressuring battery sales growth in Europe is the continued migration of European consumers from high end electronic specialty stores and photo stores, where we enjoy strong market shares, and which generally provide us with higher margin sales, to deep discount and food retail channels where we do not have as strong a presence and where we achieve lower margins on sales. Latin America battery sales trends continued to reflect growth, benefiting from favorable pricing and product mix. Net sales of portable lighting products for the Fiscal 2007 Quarter increased across all geographic regions to $23 million from $22 million in the same period last year, reflecting growth of 5%, driven by new product launches. Personal care net sales for the Fiscal 2007 Quarter of $39 million reflected growth of $6 million, or 18%, from the same period last year driven by increases in all geographic regions. Shaving & grooming net sales increased to $51 million from $50 million in the same period last year, reflecting growth of 2%. Increased shaving & grooming sales in Europe and Latin America were offset by sales declines in North America in the Fiscal 2007 Quarter attributable to weak acceptance of our newly designed Remington men’s shavers.

Segment net sales to external customers in the Fiscal 2007 Nine Months increased to $1,031 million from $1,006 million during the Fiscal 2006 Nine Months. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Nine Months by approximately $39 million. Battery sales for the Fiscal 2007 Nine Months were slightly up to $634 million when compared to the Fiscal 2006 Nine Months sales of $633 million as increases in Latin America of $18 million, driven by favorable pricing, were offset by sales declines in Europe and North America of $6 million and $11 million, respectively. Battery sales in Europe declined due to the continued product mix shift in the continental European market discussed above. North America battery sales declined primarily due to timing of alkaline shipments and lower sales of rechargeable batteries. Fiscal 2007 Nine Months shaving & grooming net sales declined to $194 million from $197 million in the same period last year, primarily due to sales declines in North America. The decline in North America shaving and grooming sales was attributable to weak acceptance of our newly designed Remington men’s shavers. Fiscal 2007 Nine Months personal care net sales reflected strong worldwide growth of $133 million, an increase of 23% over the same period last year, driven by increases in all geographic regions. Net sales of portable lighting products for the Fiscal 2007 Nine Months increased to $70 million as compared to sales of $66 million for the Fiscal 2006 Nine Months. This sales increase, which was across all geographic regions, was driven by new product launches.

Segment profitability in the Fiscal 2007 Quarter increased to $27 million from $10 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of net sales increased to 8.9% in the Fiscal 2007 Quarter as compared with 3.4% in the comparable period last year. The increase in segment profitability for the Fiscal 2007

Quarter was the result of higher gross profit, driven by sales increases, which more than offset increases in raw material commodity costs coupled with savings from our Fiscal 2006 Global Batteries and Personal Care Restructuring initiatives. See the Restructuring and Related Charges section below as well as footnote 10 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Restructuring and related charges” for additional information regarding our restructuring and related charges. The favorable gross profit was tempered by higher distribution costs, primarily to address higher sales volumes, and increased marketing and advertising expenses. Segment profitability in the Fiscal 2007 Nine Months increased to $89 million from $86 million in the Fiscal 2006 Nine Months. Segment profitability as a percentage of net sales increased to 8.7% in the Fiscal 2007 Nine Months as compared with 8.5% in the comparable period last year. This increase in segment profitability was primarily due to higher gross profit, driven by sales increases, which more than offset increases in raw material commodity costs. Segment profitability in the Fiscal 2007 Nine Months was positively affected by general and administrative cost savings associated with the global realignment announced in January. However, the positive impact was offset by the negative impact in the Fiscal 2007 Nine Months of approximately $11 million related to higher prices of zinc, $10 million as a result of increased marketing and advertising expenses associated with our new Rayovac, VARTA and Remington marketing campaigns and higher distribution costs associated with higher sales volumes.

Segment assets as of July 1, 2007 decreased to $1,411 million from $1,549 million at September 30, 2006. The decrease is primarily attributable to the impairment of goodwill incurred during our quarter ended April 1, 2007. See “Goodwill Impairment” section below as well as footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Intangible Assets” for additional information regarding this impairment charge. Goodwill and intangible assets at July 1, 2007 total approximately $537 million and primarily relate to the ROV Ltd., VARTA, Remington and Microlite acquisitions.

Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2007	2006	2007	2006
	(in millions)
Net sales to external customers	$135	$132	$415	$403
Segment profit	$14	$18	$49	$54
Segment profit as a % of net sales	10.7%	13.3%	11.8%	13.5%
Assets as of July 1, 2007 and September 30, 2006	$1,190	$1,171	$1,190	$1,171

Segment net sales to external customers in the Fiscal 2007 Quarter increased to $135 million from $132 million in the Fiscal 2006 Quarter. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Quarter by approximately $2 million. The Fiscal 2007 Quarter increase in net sales was primarily driven by continued strong growth, 9% for the period, of our companion animal products. Fiscal 2007 Quarter net sales growth of our aquatic products was flat as sales gains in international markets were offset by softness in the domestic market. Segment net sales to external customers in the Fiscal 2007 Nine Months increased to $415 million from $403 million in the comparable period last year. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Nine Months by approximately $6 million. The increase in net sales was primarily driven by growth of 10% from our companion animal products coupled with growth of 1% from our aquatic products as gains in our international aquatic sales were mostly offset by shortfalls in the domestic market.

Segment profitability in the Fiscal 2007 Quarter decreased to $14 million from $18 million in the Fiscal 2006 Quarter. Segment profitability as a percentage of sales in the Fiscal 2007 Quarter decreased to 10.7% from 13.3% in the same period last year. This decrease in segment profitability was due to increased spending on marketing and advertising coupled with increases in manufacturing and distribution costs, primarily resulting from challenges encountered in our initiative to consolidate distribution and manufacturing facilities. Segment profitability in the Fiscal 2007 Nine Months decreased to $49 million, or 11.8% of sales, from $54 million, or 13.5% of sales, in the Fiscal 2006 Nine Months. This decrease in segment profitability was due to increased spending in marketing and advertising coupled with increases in manufacturing and distribution costs as mentioned above. These costs were somewhat tempered by a curtailment gain of approximately $3 million related to the termination of a post-retirement benefit plan.

Segment assets as of July 1, 2007 increased to $1,190 million from $1,171 million at September 30, 2006. The increase is attributable to slightly higher inventories, due to timing, coupled with the impact of foreign currency translation. Goodwill and intangible assets as of July 1, 2007 total approximately $945 million and primarily relate to the acquisitions of Tetra and United Pet Group.

Corporate Expense. Our corporate expenses in the Fiscal 2007 Quarter decreased to $8 million from $10 million in the Fiscal 2006 Quarter. The decrease in expense for the Fiscal 2007 Quarter is primarily due to lower restricted stock compensation associated with the global realignment announced in January 2007. For the Fiscal 2007 Nine Months corporate expenses increased to $39 million from $31 million in the same period last year. The increase in expense for the Fiscal 2007 Nine Months is due to the write off of professional fees incurred in connection with our strategic decision to dispose of the Home and Garden business, increased global management compensation expense accruals related to the achievement of current year bonus targets and certain long-term incentive plans. No such accruals for management compensation expense were included in corporate expense in the Fiscal 2006 Quarter and Fiscal 2006 Nine Months as Fiscal 2006 performance measures were not anticipated to be met and ultimately were not achieved. These increases in the Fiscal 2007 Nine Months are somewhat offset by savings associated with the global realignment announced in January 2007.

Restructuring and Related Charges. The following table summarizes all restructuring and related charges we incurred in the Fiscal 2007 Quarter, Fiscal 2006 Quarter, Fiscal 2007 Nine Months and Fiscal 2006 Nine Months, respectively:

	Fiscal Quarter		Fiscal Nine Months
	2007	2006	2007	2006
	(in millions)
Costs included in cost of sales:
Breitenbach, France facility closure:
Termination benefits	—	—	—	—
Other associated costs	—	0.1	0.2	0.3
United & Tetra integration:
Termination benefits	0.1	0.6	0.8	1.1
Other associated costs	3.0	1.6	9.4	2.0
European Initiatives:
Termination benefits	0.5	0.4	3.3	1.0
Other associated costs	—	—	—	—
Latin America Initiatives:
Termination benefits	—	—	0.7	—
Other associated costs	0.1	—	1.6	—
Global Realignment Initiatives:
Termination benefits	0.4	—	0.7	—
Other associated costs	—	—	—	—

Total restructuring and related charges in cost of sales	4.1	2.7	16.7	4.4

	Fiscal Quarter		Fiscal Nine Months
	2007	2006	2007	2006
	(in millions)
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	—	1.9	(0.1)	1.5
Other associated costs	2.5	0.7	6.3	2.5
European Initiatives:
Termination benefits	—	1.6	0.8	5.2
Other associated costs	—	—	—	—
Latin America Initiatives:
Termination benefits	0.2	—	0.2	—
Other associated costs	—	—	—	—
Global Realignment Initiatives:
Termination benefits	23.8	—	30.5	—
Other associated costs	—	—	0.1	—

Total restructuring and related charges in operating expenses	26.5	4.2	37.8	9.2

Total restructuring and related charges	$30.6	$6.9	$54.5	$13.6

See footnote 10 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Restructuring and Related Charges” for additional information regarding our restructuring and related charges.

Our integration activities within Global Pet Supplies are ongoing and are expected to continue through fiscal 2007. Global Pet Supplies integration activities consist primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and the Company expects to close one pet supply facility in fiscal 2007, in Moorpark, California. We incurred approximately $16.6 million of pretax restructuring and related charges during the Fiscal 2007 Nine Months in connection with these integration activities. Costs associated with these integration efforts are expected to total approximately $52 million.

We have implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to our Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring our European sales, marketing and support functions. As a result, we have reduced headcount in Europe by approximately 350, or 24%. As a result of the European Initiatives, we incurred approximately $4.1 million of pretax restructuring and related charges during the Fiscal 2007 Nine Months. Upon completion of the European Initiatives, which is expected by September 2007, total annualized savings are projected at $32 million. Costs associated with the European Initiatives, which primarily represent cash costs, relate primarily to severance and are projected to total approximately $26 million.

We also have implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin America Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. As a result, we expect to reduce headcount in Latin America by approximately 100 employees. In connection with the Latin America Initiatives, we incurred approximately $2.5 million of pretax restructuring and related charges during the Fiscal 2007 Quarter. Costs associated with these initiatives are expected to be incurred through September 2007 and are projected to total approximately $3.0 million with annualized savings of $3.5 million.

In connection with our announcement that we would manage our business in three vertically integrated, product-focused reporting segments our Global Operations organization, previously included in our corporate reporting segment, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in the operating segments on a direct as incurred basis. In connection with these changes we undertook a number of cost reduction initiatives at the corporate and operating segment levels (the “Global Realignment Initiatives”), including a headcount reduction of approximately 100 employees. As a result of the Global Realignment Initiatives, we incurred approximately $31.4 million of pretax restructuring and related charges during the Fiscal 2007 Nine Months. Upon completion of the Global Realignment Initiatives, which is expected by December 31, 2008, total annualized savings are projected at approximately $50 million. Costs associated with the Global Realignment Initiatives, which for the most part represent cash costs, relate primarily to severance and are projected to total approximately $48 million.

Goodwill Impairment. SFAS 142 requires that goodwill and indefinite-lived intangible assets are tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142 we, with the assistance of independent third party valuation specialists, tested our goodwill and trade name intangibles for impairment as of April 1, 2007. As a result of our analyses we recorded a non-cash pretax impairment charge of approximately $214 million reflecting impaired goodwill associated with our North America reportable unit, which is included as part of our Global Batteries & Personal Care reportable segment. The impairment will not result in future cash expenditures. See footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Intangible Assets” for additional information regarding this impairment charge.

Interest Expense. Interest expense in the Fiscal 2007 Quarter increased to $41 million from $31 million in the Fiscal 2006 Quarter. The increase was due to higher interest rates and higher average debt balances. Interest expense in the Fiscal 2007 Nine Months increased to $142 million from $91 million in the Fiscal 2006 Nine Months. The increase was primarily due to the write-off of debt issuance costs of $25 million and prepayment penalties of $12 million incurred in connection with the refinancing of our previously existing senior credit facilities and the exchange of our 8 1/2% Senior Subordinated Notes due 2013 for Variable Rate Toggle Senior Subordinated Notes due 2013 pursuant to the terms of an exchange offer, both of which occurred on March 30, 2007. In addition, interest expense in the Fiscal 2007 Nine Months was higher due to higher interest rates and higher average debt balances. See footnote 7 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Debt” for additional information regarding the refinancing and the Exchange Offer. Also contributing to the increase in interest expense for the Fiscal 2007 Nine Months were higher interest rates and higher average debt balances.

Income Tax Expense. Our effective tax rate on losses from continuing operations is approximately 21% for the Fiscal 2007 quarter and 18% for the Fiscal 2007 Nine Months. Our effective tax rate on income from continuing operations was approximately 26% for the Fiscal 2006 Quarter and 33% for the Fiscal 2006 Nine Months. We continue to benefit from the implementation of tax reduction strategies associated with prior acquisitions. These benefits, coupled with changes in our book income, including impairment charges, are the primary drivers of the change in our effective tax rate.

As of July 1, 2007, we are projecting that at September 30, 2007, we will have U.S. federal and state net operating loss carryforwards of approximately $718 million, which will expire between 2008 and 2027, and we will have foreign net operating loss carryforwards of approximately $94 million, which will expire between 2007 and 2013. As of September 30, 2006 we had U.S. federal, foreign and state net operating loss carryforwards of $464 million which at that time were scheduled to expire between 2008 and 2026. Annual limitations apply to a portion of these net operating loss carryforwards. At July 1, 2007, we have recorded a net deferred tax asset for the benefit of net operating losses incurred through that date.

The ultimate realization of the deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We currently project that our valuation allowance, established for the tax benefit that may not be realized, will total approximately $71 million at September 30, 2007. Of this amount, approximately $45 million relates to U.S. state net operating losses, and $26 million relates to foreign deferred tax assets. It is our expectation that our ability to utilize our U.S. federal net operating loss carryforwards, as well as other net deferred tax assets which total approximately $203 million at July 1, 2007, will be realized upon the sale of the Home and Garden Business as well as the divestiture of other assets, on favorable contract terms, that will generate adequate U.S. federal taxable income.

Discontinued Operations. In the third quarter of our fiscal year ended September 30, 2006, we engaged advisors to assist us with a sale of various assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of fiscal 2007 we approved and initiated a plan to sell the assets related to our Home and Garden Business. Accordingly, we have designated our Home and Garden Business as a discontinued operation. Our income from discontinued operations of $22.8 million, net of tax, for the Fiscal 2007 Quarter and the loss of $5.8 million, net of tax, for the Fiscal 2007 Nine Months reflects the operating results of our Home and Garden Business.

Our income from discontinued operations of $17.5 million, net of tax, for the Fiscal 2006 Quarter reflects operating income of the Home and Garden Business. Our loss from discontinued operations of $1.2 million, net of tax, for the Fiscal 2006 Nine Months reflects (i) an operating loss of $5.3 million, net of tax, resulting from the sale of Nu-Gro Pro and Tech, which includes an estimated loss on sale, and (ii) operating income of $4.1 million, net of tax, of the Home and Garden Business.

The sale of Nu-Gro Pro and Tech closed in January 2006. Included in the total operating loss of Nu-Gro Pro and Tech for the Fiscal 2006 Nine Months was an estimated loss on sale, net of tax, of approximately $3.8 million. After selling expenses and contractual working capital adjustments were finalized on October 30, 2006, the loss on disposal was adjusted to $3.9 million. The adjustment to the loss on disposal was recognized in the fourth quarter of fiscal 2006. See footnote 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Discontinued Operations” for additional information regarding these discontinued operations.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2007 Nine Months, operating activities used $148 million in net cash as compared to providing $8 million in net cash during the same period last year. This change is partly due to a $67 million decline in income from continuing operations when adjusted for non-cash items. This decline in profitability is primarily due to a year over year increase in restructuring and related charges, the prepayment premium associated with the refinancing of our previously existing senior credit facilities, increased year over year spending on marketing and advertising and the write off of professional fees incurred in connection with the sale of the Home and Garden business. In addition, unfavorable changes in operating assets and liabilities reduced operating cash flow by an additional $35 million as compared to the Fiscal 2006 Nine Months. This is primarily due to an increase during the Fiscal 2007 Nine Months in accounts receivable, other accrued liabilities, and inventory coupled with a decrease in accounts payable. Lastly, cash used by discontinued operations was approximately $55 million higher for the Fiscal 2007 Nine Months as compared to the same period last year driven by the Home and Garden operating loss for the period coupled with higher accounts receivable as a result of seasonality and lower accounts payable due to the timing of payments somewhat offset by lower inventories.

Investing Activities

Net cash used by investing activities was $18 million for the Fiscal 2007 Nine Months. For the Fiscal 2006 Nine Months investing activities provided net cash of $34 million. The $52 million decline was primarily due to the non-recurrence in the Fiscal 2007 Nine Months of proceeds received in connection with the January 2006 sale of Nu-Gro Pro and Tech of $84 million and the sale of certain assets held for sale of $11 million. Tempering this decline was a reduction of capital expenditures in the Fiscal 2007 Nine Months to $18 million versus $47 million in the Fiscal 2006 Nine Months. Capital expenditures for fiscal 2007 are expected to be approximately $30 million.

Debt Financing Activities

Senior Credit Facilities

On March 30, 2007, we refinanced our outstanding senior credit facilities with new senior credit facilities (the “Senior Credit Facilities”) pursuant to a new senior credit agreement (“The Senior Credit Agreement”). The proceeds of borrowings under the Senior Credit Facilities were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, pay fees and expenses in connection with the refinancing and the Exchange Offer, described below, and for general corporate purposes. Approximately $11.6 million of prepayment premiums in connection with repayment of the previously outstanding senior credit facilities are included in interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2007.

The Senior Credit Facility permits a portion of the term loan facilities it provides for, in an aggregate principal amount of up to $300 million, to be replaced with an asset based loan facility. During the quarter ended July 1, 2007, we executed a commitment agreement with certain lenders to enter into a $225 million U.S. Dollar Asset based loan facility. The Company currently expects to close on the asset based loan facility during the fourth quarter of fiscal 2007.

As of July 1, 2007, the Senior Credit Facilities aggregated to a U.S. Dollar equivalent of $1,602 million and consisted of a $1,000 million U.S. Dollar Term B Loan, a $200 million U.S. Dollar Term B II Loan, a €262 million Term Loan (USD $352 million at July 1, 2007) (collectively referred to as the “Term Loan Facilities”), and a $50 million synthetic letter of credit facility. Approximately $47 million of Letters of credit were outstanding under the synthetic letter of credit facility at July 1, 2007.

Approximately $35.6 million of fees and expenses incurred in association with the Senior Credit Facilities have been capitalized and will be amortized over the term of the facilities. In addition, in connection with the refinancing approximately $15.7 million of debt issuance costs associated with the previously outstanding senior credit facilities were written off and are included in Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2007.

The Term Loan Facilities are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued interest, due on March 30, 2013. Beginning with the fiscal year ending September 30, 2007, the Senior Credit Agreement provides for annual mandatory prepayments, over and above the normal amortization as a result of excess cash flow, as defined in the Senior Credit Agreement. The Senior Credit Agreement also provides for other mandatory prepayments, subject to certain exceptions and reinvestment provisions, of net proceeds as a result of the issuance of debt, sales of certain assets above a specified threshold, receipt of proceeds from certain casualty events and the issuance of equity interests by us or any of our subsidiaries.

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

As of July 1, 2007, we were in compliance with all covenants associated with our Senior Credit Facilities.

Senior Subordinated Notes

Beginning on March 16, 2007, we conducted an offer to exchange the entire $350 million of outstanding principal amount of our 8 1/2% Senior Subordinated Notes due 2013 (the “Existing Notes”) for the same aggregate principal amount of Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”) pursuant to the terms of an exchange offer (the “Exchange Offer”). The terms of the Exchange Offer further provided that holders of Existing Notes who tendered their Existing Notes for exchange following the expiration of a consent solicitation period, which ended on March 29, 2007, would receive a reduced principal amount of New Notes in exchange for tendered Existing Notes. As of the expiration of the Exchange Offer on April 13, 2007, holders of Existing Notes had tendered $347.1 million of Existing Notes, which we accepted, and exchanged, pursuant to the terms of the Exchange Offer, for $347.0 million of New Notes. As a result of the terms of the Exchange Offer, during the three month period ended July 1, 2007 we recorded a gain from early extinguishment of debt of $.1 million net of tax. At July 1, 2007, $2.9 million principal amount of Existing Notes remain outstanding.

In connection with the Exchange Offer, on March 30, 2007 we and certain of our domestic subsidiaries, as guarantors, entered into an indenture (the “Indenture”) with Wells Fargo Bank, N.A., as trustee (the “Trustee”), governing the New Notes.

Approximately $3.9 million of fees and expenses incurred in association with the Exchange Offer have been capitalized and will be amortized over the term of the New Notes. In addition, in connection with the Exchange Offer approximately $8.9 million of debt issuance costs associated with the Existing Notes were written off and included in Interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the nine month period ended July 1, 2007.

Subject to certain conditions, we have the option to pay interest on the New Notes entirely in cash or by increasing the principal amount of the New Notes. The New Notes are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. The New Notes currently bear interest at 11.25%. Interest will be payable semi-annually in arrears on October 2 and April 2, beginning on October 2, 2007. At such time as the Fixed Charge Coverage Ratio test under the indentures governing the New Notes is above 2:1, we are required to pay interest of 1% over the scheduled rates referred to above. We will make each interest payment to the holders of record of the New Notes as of the immediately preceding March 15 and September 15, respectively. The New Notes are our general unsecured obligations. The New Notes are subordinated in right of payment to all of our existing and future senior debt, including the indebtedness pursuant to the Senior Credit Agreement. The New Notes are pari passu in right of payment with all of our existing and any future senior subordinated indebtedness, including, without limitation, our 7 3/8% Senior Subordinated Notes due 2015 and our Existing Notes which remain outstanding following the closing of the Exchange Offer, and are senior in right of payment to any of our future subordinated indebtedness.

The terms of the New Notes are governed by the Indenture. The Indenture contains customary covenants that limit our ability to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase our equity interests, make certain investments, expand into unrelated businesses, create liens on assets, merge or consolidate with another company, transfer or sell all or substantially all of our assets, and enter into transactions with affiliates. Upon the occurrence of a “change of control,” as defined in the Indenture, we are required to make an offer to repurchase the outstanding New Notes for a specified redemption price, beginning at 110% of the principal amount being repurchased and declining to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

We may redeem all or a part of the New Notes upon not less than 30 nor more than 60 days notice, at specified redemption prices beginning at 110% of the principal amount being redeemed and declining to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

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

We were in compliance with all covenants associated with our $347 million principal amount of New Notes, our $2.9 million principal amount of Existing Notes that remain outstanding and our $700 million principal amount of 7 3/8% Senior Subordinated Notes due 2015 (collectively referred to as the “Senior Subordinated Notes”), with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the period ended July 1, 2007. Due to significant restructuring charges and reduced business performance, we have not met the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing our Senior Subordinated Notes. Until we satisfy such test, we are limited in our ability to make significant acquisitions or incur significant additional senior debt beyond our Senior Credit Facilities. We do not expect our inability to meet the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing businesses, although no assurance can be given in this regard.

Equity Financing Activities

During the Fiscal 2007 Nine Months we granted approximately 1.2 million shares of restricted stock. Of these grants, approximately 0.2 million shares are time-based and vest on a pro rata basis over a three year period and 1.0 million shares are performance-based and vest upon achievement of certain performance goals. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $10.0 million which has been recorded as unearned restricted stock compensation. Unearned compensation is being amortized to expense over the appropriate vesting period.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” (“SFAS 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. SFAS 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of a company’s first fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. As of September 30, 2006, our net unfunded benefit obligation was approximately $55 million, accordingly, the adoption of SFAS 158 will have a material impact on our financial condition, however, we do not believe the adoption of SFAS 158 will have a material impact on our results of operations or cash flows.

In September 2006, the United States Securities and Exchange Commission (the “SEC”) staff issued Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements—Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment of prior year financial statements, but such corrections would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for corrections of prior period misstatements required under this statement. SAB 108 is effective for fiscal years beginning after November 15, 2006. We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)”, to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records its sales net of any value added or sales tax and the adoption of EITF 06-3 will not have a material impact on our financial position, results of operations or cash flows.

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

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and Euro LIBOR affects interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

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

As of July 1, 2007, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $10.0 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $5.5 million.

As of July 1, 2007, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $35.5 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $4.2 million.

As of July 1, 2007, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $4.2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities, would be a net gain of $3.7 million.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting on a timely basis that information required to be disclosed by us in reports that we file or submit under the Exchange Act, and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Limitations on the Effectiveness of Controls. The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Aside from the information provided below, there have been no material developments in the status of our legal proceedings since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

The Company, along with certain former Executive Officers, were defendants in a purported class action lawsuit, filed on February 2, 2006 in the U.S. District Court for the Northern District of Georgia. The lawsuit generally alleged that the Company and the individually named defendants made materially false and misleading public statements concerning the Company’s operational and financial condition, thereby allegedly causing plaintiff to purchase Company securities at artificially inflated prices. The plaintiff sought unspecified damages, as well as interest, costs and attorneys’ fees. On March 6, 2006 defendants filed a motion to dismiss. On October 27, 2006, the Court granted defendants’ motion to dismiss without prejudice, and also ordered plaintiffs to file a further amended complaint within 30 days. On November 22, 2006, plaintiffs filed a motion seeking an extension of time to file an amended complaint and a partial lift of the stay of discovery. On May 18, 2007, the Court entered an opinion and order denying that request. Plaintiffs did not file an appeal and, accordingly, this case is now closed.

On November 6, 2006, a purported shareholder derivative action was filed in the Superior Court of Fulton County for the State of Georgia, on the Company’s behalf, against the Company as nominal defendant, the Company’s Board of Directors, Chairman and former Chief Executive Officer David A. Jones and former Executive Vice President and Chief Financial Officer Randall J. Steward. The plaintiff derivatively claimed breaches of fiduciary duty, abuse of control, gross mismanagement and waste against all of the individually named defendants. The plaintiff also derivatively claimed that the Company’s then Chief Executive Officer and then Chief Financial Officer misappropriated confidential company information for personal profit by selling the Company’s stock while in possession of material, non-public information regarding the Company’s financial condition and future business prospects. The plaintiff sought unspecified damages, profits, the return of all compensation paid by us, costs and attorneys’ fees. On February 5, 2007, all defendants filed their answer and defenses, and also moved to dismiss the complaint. By Order dated May 30, 2007, the Court granted defendants’ motion and dismissed the complaint. The time for filing an appeal of the dismissal has expired and no such appeal was taken. Accordingly, this case is now closed.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of July 1, 2007 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of July 1, 2007, we had total indebtedness of approximately $2.7 billion.

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

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from making strategic acquisitions, dispositions or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

In addition, a portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable-rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

Our Senior Credit Agreement and the indentures governing our outstanding Senior Subordinated Notes each contain covenants that, among other things, limit our ability to:

•	incur additional indebtedness;

•	borrow money or sell preferred stock;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make certain types of investments;

•	issue or sell stock in our restricted subsidiaries;

•	restrict dividends or other payments from restricted subsidiaries;

•	issue guarantees of debt;

•	transfer or sell assets and utilize proceeds of any such sales;

•	enter into agreements that restrict our restricted subsidiaries from paying dividends, making loans or otherwise transferring assets to us or to any of our other restricted subsidiaries;

•	enter into or engage in transactions with affiliates; or

•	merge, consolidate or sell all or substantially all of our assets.

In addition, pursuant to the Senior Credit Agreement we are be required to meet a number of financial ratios and tests. These covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest. These covenants may also restrict our ability to expand or pursue our business strategies. Our ability to generate cash flow to make payments on our debt, and to comply with these covenants, may be affected by a number of factors and events, including factors and events beyond our control, such as prevailing economic, financial and competitive conditions and changes in regulations, and we cannot be sure that we will be able to comply with our covenants and obligations in all our debt instruments. A breach of our covenants could result in a default under the indentures governing our Senior Subordinated Notes and/or our Senior Credit Agreement. If there were an event of default under the indentures for the notes and/or our Senior Credit Agreement, holders of such defaulted debt could cause all amounts borrowed under these instruments to be due and payable immediately. Additionally, if we fail to repay the debt under the Senior Credit Facility when it becomes due, the lenders under the Senior Credit Facility could proceed against certain of our assets and capital stock which we have pledged to them as security. If the lenders under the Senior Credit Facility caused all amounts borrowed under these instruments to be due and payable immediately, all amounts outstanding under our Senior Subordinated Notes would also be subject to acceleration by action of the trustee under the respective indentures governing those notes or the respective holders of at least 25% in principal amount of the respective notes outstanding. Our assets and cash flow may not be sufficient to repay borrowings under our outstanding debt instruments in the event of a default thereunder.

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

The New Notes permit the Company to increase the principal amount of its outstanding New Notes in lieu of making cash interest payments.

On any interest payment date prior to October 2, 2010, the Company may, at its option and subject to certain conditions related to the trading price of its common stock, pay interest due on any semi-annual interest payment date by increasing the principal amount of such outstanding New Notes pro-rata by the amount of interest then payable. Any increase in the aggregate outstanding principal amount of the New Notes will subject the Company to higher interest payments and increased indebtedness exposure in future periods and could have the adverse effects described above in “Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.”

We have retained a financial advisor to assist us in evaluating strategic options which may be available to us, including the possibility of sales of various assets; however, we may not be able to successfully consummate any such asset sale on a timely basis, on terms acceptable to us or at all.

We continue to explore possible strategic options, including divesting certain of our assets, to help us sharpen our focus on strategic growth businesses, maximize long-term shareholder value and reduce our outstanding debt balances. Even if we are able to identify a suitable disposition opportunity, we may not be able to successfully divest any such assets on terms and conditions and in a timeframe favorable to the Company, or at all.

We may not be able to generate sufficient future taxable income to fully utilize our net operating loss and credit carryforwards.

We currently project that at September 30, 2007, we will have U.S. net operating loss carryforwards of approximately $718 million. These net operating loss carryforwards expire at various times between 2008 and 2027. We expect to utilize certain of our U.S. net operating loss carryforwards, which totaled approximately $558 million at July 1, 2007, upon divestiture of certain assets on favorable contractual terms. While we expect to fully utilize the remaining $160 million within the carryforward period to reduce our income tax liabilities, future taxable income may not be sufficient for full utilization of the carryforwards. If we are unable to fully utilize our net operating losses and credit carryforwards, our effective tax rate may increase and our results of operations could be materially and negatively impacted.

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

If our product offerings are unable to compete successfully in these product markets, our sales, results of operations and financial condition could be materially and adversely affected.

Our dependence on, and the price of, raw materials may adversely affect our profits.

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply/demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months. These efforts may not be effective and, if we are unable to pass raw materials price increases on to our customers, our future profitability may be materially adversely affected. Specifically with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers.

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

During the past decade, retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers and warehouse clubs. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Sales to Wal-Mart, The Home Depot, Lowes and Target are attributable in part to our Home and Garden Business, which we have designated as a discontinued operation. Wal-Mart Stores, Inc., our largest retailer customer, accounted for approximately 20% and 22% of net consolidated sales in the first nine months of fiscal 2007 and fiscal 2006, respectively. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories and increase our working capital and related financing requirements. Furthermore, we primarily sell branded products and a move by one of our customers to sell significant quantities of private label products which directly compete with our products could have a material adverse effect on our business, financial condition and results of operations.

Our on-going efforts to integrate Tetra may be unsuccessful.

If we cannot successfully complete the integration of Tetra, our business, financial condition and results of operations may be materially and adversely affected. The integration of separately-managed companies operating in different markets involves a number of risks, including, but not limited to, the following:

•	entering markets in which we have limited prior experience;

•	the diversion of management’s attention from daily operations to the integration of operations;

•	demands on management related to the increase in our size after the acquisitions Tetra;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different corporate cultures and practices, and of broad and geographically dispersed personnel and operations;

•

difficulties in the integration of departments, information technology systems, accounting systems, technologies, books and records and procedures, as well as in maintaining uniform standards and controls, including internal accounting controls, procedures and policies; and

•	expenses of any undisclosed or potential legal liabilities.

Prior to the acquisition of Tetra, Spectrum and Tetra operated as separate entities. To date we have not been able to maintain the levels of revenue, earnings or operating efficiency that Tetra had achieved or might achieve separately. Successfully completing our on-going efforts to integrate Tetra will depend on our ability to manage those operations, realize opportunities for revenue growth presented by strengthened product offerings and expanded geographic market coverage and, to some degree, eliminate redundant and excess costs. The anticipated savings opportunities discussed elsewhere in this report are based on projections and assumptions, all of which are subject to change. Our continuing efforts to complete the integration may not be successful and may not result in the expected benefits or savings to the extent or in the time frame anticipated, or at all, or such benefits and savings may require higher costs than anticipated.

We may face a number of risks related to foreign currencies.

Our foreign sales and certain of our expenses are transacted in foreign currencies. During the fiscal 2007 nine months approximately 56% of our net sales and 32% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

Our international operations and exports and imports to and from foreign markets are subject to a number of special risks which could have a material adverse effect on our businesses, financial condition and results of operations. These risks include, but are not limited to:

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	economic and political destabilization, governmental corruption and civil unrest;

•	restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof (e.g., duties, quotas and restrictions on transfer of funds);

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	changes in U.S. and foreign laws regarding trade and investment; and

•	difficulty in obtaining distribution and support for our products.

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

Many of the developing countries in which we operate do not have significant governmental regulation relating to the environment, occupational safety, employment practices or other business matters routinely regulated in the United States or do not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and with closing manufacturing facilities. Increases in our costs as a result of increased regulation or enforcement could materially and adversely affect our business, results of operations and financial condition.

Sales of certain of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate.

Sales of our battery and electric shaving and grooming products are seasonal. A large percentage of sales for our battery and electric personal care products occur during our first fiscal quarter that ends on or about December 31, due to the impact of the December holiday season. Sales of products relating to our Home and Garden Business, which we have designated as a discontinued operation, are also seasonal. A large percentage of our sales for our lawn and garden and household insect control products occur during the spring and summer, typically our second and third fiscal quarters. As a result of this seasonality, our inventory and working capital needs relating to these products fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to adequately establish and protect our intellectual property rights.

To establish and protect our intellectual property rights, we rely upon a combination of national foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants. The measures we take to protect our intellectual property rights may prove inadequate to prevent misappropriation of our technology or other intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also invented by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office or any similar foreign agency. In addition, our intellectual property rights may be challenged by third parties. Even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Furthermore, competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect intellectual property rights to the same extent as do the laws of the U.S., which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If we are unable to adequately protect our intellectual property rights, our business, financial condition and results of operations could be materially and adversely affected.

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

Although we have long-standing relationships with many of our suppliers, we do not have long-term contracts with them. Any adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	relationships with our suppliers

•	the financial condition of our suppliers;

•	the ability to import outsourced products; or

•	our suppliers’ ability to manufacture and deliver outsourced products on a timely basis.

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of our products.

In addition, we manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at one of our facilities. Damage to this facility, or prolonged interruption in the operations of this facility for repairs or other reasons, would have a material adverse effect on our ability to manufacture and sell our shaving products which would in turn harm our business, financial condition and results of operations.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team, which recently changed substantially. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.

Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

Spectrum and certain of its officers and directors have been named in the past and may be named in the future as defendants of class action and derivative action lawsuits. In the past, Spectrum has also received requests for information from the SEC. Regardless of their subject matter or the merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

We may be exposed to significant product liability claims which our insurance may not cover and which could harm our reputation.

In the ordinary course of our business, we may be named as defendants in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain or any claims against us or may not be sufficient to cover all possible liabilities. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products.

We may incur material capital and other costs due to environmental liabilities.

Because of the nature of our operations, our facilities are subject to a broad range of federal, state, local, foreign and multi-national laws and regulations relating to the environment. These include laws and regulations that govern:

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

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all our facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in investigative or remedial projects at a few of our facilities and any liabilities arising from such investigative or remedial projects at such facilities may be material.

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

Certain of our products sold through and facilities operated under our Global Pet Business and under our Home and Garden Business, which we have designated as a discontinued operation, are regulated by the United States Environmental Protection Agency (the “EPA”), the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as similar state, foreign and multinational agencies and regulations. For example, in the

United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. The inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

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

In addition, the use of certain pesticide and fertilizer products which are sold through our Global Pet Business and through our Home and Garden Business, which we have designated as a discontinued operation, may be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that only certified or professional users apply the product or that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), or that users post notices on properties to which products have been or will be applied, or notify individuals in the vicinity that products will be applied in the future, may provide that the product cannot be applied for aesthetic purposes, or may ban the use of certain ingredients. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to our Home and Garden Business, which we have designated as a discontinued operation, such as fertilizers, growing media, herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property. In 2007, certain pet food manufactured in China which was tainted with a mildly toxic chemical known as melamine and sold in the United States was linked to numerous companion animal fatalities and triggered a widespread recall of pet food by many major pet food suppliers. While we take precautions to ensure that the manufacturers we use are complying with all applicable food health regulations, all of our manufacturers may not adhere to these regulations at all times. Further, sales of our pet food and pet treat products may be adversely affected because of general consumer distrust of pet food suppliers who manufacture pet food or pet treats in China or distribute pet food or pet treats manufactured in China or negative public perceptions resulting from enhanced scrutiny by the FDA or other governmental authorities of pet food and pet treats and related animal food products. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended July 1, 2007
4/2/07 – 4/29/07	270	$6.42	—	—
4/30/07 – 5/27//07	232,091	8.45	—	—
5/28/07 – 7/1/07	55,410	6.73	—	—

Total	287,771	$8.11	—	—

(1)

During the three months ended July 1, 2007, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

(2)

Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 9, 2007. At our Annual Meeting, in an uncontested election, our shareholders elected Thomas R. Shepherd, Charles A. Brizius and Scott A. Schoen to our Board of Directors to serve a three year term. Mr. Shepherd received 37,529,180 votes in favor of his election and 7,622,744 votes were withheld. Mr. Brizius received 43,865,826 votes in favor of his election and 1,286,098 votes were withheld. Mr. Schoen received 43,348,815 votes in favor of his election and 1,803,109 votes were withheld. The terms of office as a director of the following current directors continued after the meeting: Kent J. Hussey, William P. Carmichael, John D. Bowlin, John S. Lupo, David A. Jones and Barbara S. Thomas.

Also, at our Annual Meeting of Shareholders our shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2007. Votes cast were 44,394,938 in favor, 586,720 against and 170,269 abstained.

Further, at our Annual Meeting of Shareholders our shareholders rejected a shareholder proposal regarding declassification of our Board of Directors. Votes cast were 12,924,328 in favor, 25,905,875 against and 211,721 abstained. In addition, there were 6,110,000 broker non-votes.

Item 5.	Other Information

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007, on May 23, 2007, David A. Jones resigned from his position as the Company’s Chief Executive Officer effective as of May 23, 2007. Mr. Jones will continue to serve as a director and Chairman of the Board until September 30, 2007. In connection with Mr. Jones’ resignation, the Company and Mr. Jones entered into a separation agreement, dated May 25, 2007 (the “Jones separation agreement”). The Jones separation agreement is described in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007 which is incorporated herein by reference. A copy of the Jones separation agreement is filed as exhibit 10.10 to this Quarterly Report on Form 10-Q.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on May 25, 2007, effective May 23, 2007, Kent J. Hussey was appointed as Chief Executive Officer of the Company. Further, as

previously reported in the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007, the Company and Mr. Hussey entered into an amendment of Mr. Hussey’s Amended and Restated Employment Agreement, dated as of April 1, 2005 (the “Hussey employment agreement”). The Hussey employment agreement is described in the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007 which is incorporated herein by reference. A copy of the Hussey employment agreement is filed as exhibit 10.1 to this Quarterly Report on Form 10-Q.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on June 6, 2007, Randall J. Steward resigned from his position as the Company’s Executive Vice President and Chief Financial Officer effective June 6, 2007. Effective, June 6, 2007, Anthony L. Genito was appointed as the Company’s Senior Vice President and Chief Financial Officer. Further, as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007, in connection with Mr. Steward’s resignation, the Company and Mr. Steward entered into a separation agreement, dated August 1, 2007 (the “Steward separation agreement”). The Steward separation agreement is described in the Company’s Current Report on Form 8-K filed with the SEC on August 3, 2007 which is incorporated herein by reference. A copy of the Steward separation agreement is filed as exhibit 10.11 to this Quarterly Report on Form 10-Q.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2007, Kenneth V. Biller retired from his position as the Company’s President of Global Operations effective September 30, 2007. Mr. Biller’s responsibilities will be assumed by other members of the Company’s senior management team. In connection with Mr. Biller’s retirement, the Company and Mr. Biller entered into a separation agreement dated July 20, 2007, which was amended July 24, 2007 (as so amended, the “Biller separation agreement”). The Biller separation agreement is described in the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2007 which is incorporated herein by reference. A copy of the Biller separation agreement and the amendment thereto are filed as exhibit 10.12 and exhibit 10.13, respectively, to this Quarterly Report on Form 10-Q.

As previously reported in the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2007, on June 25, 2007, Rémy E. Burel resigned from his position as the Company’s President, Europe & Rest of World. Mr. Burel will continue as an employee of Spectrum Brands GmbH until January 31, 2007, pursuant to the terms of the Amended and Restated Registered Director’s Agreement with Spectrum Brands Europe GmbH, dated April 1, 2005, as amended by Amendment No. 1 dated June 30, 2005 (as amended, the “Burel employment agreement”). Andreas Rouve has been appointed Managing Director, Europe, and will assume Mr. Burel’s responsibilities.

In connection with Mr. Burel’s resignation, the Company and Mr. Burel entered into a separation agreement dated August 6, 2007 (the “Burel separation agreement”). Mr. Burel will be entitled to receive substantially the same compensation and other benefits to which he would be entitled under the Burel Employment Agreement, upon the termination by Spectrum Brands Europe GmbH of his employment “without Cause.” In addition, the Burel separation agreement provides that Mr. Burel will be entitled to a pro-rated cash bonus in an amount equal to one-third of the annual bonus amount Mr. Burel would have otherwise earned for the fiscal year ending September 30, 2008, subject to the Company’s satisfaction of performance measures, and payable at the time bonuses, if any, are paid to Company employees under the Company’s management incentive plan, but in any event, no later than December 31, 2008. All restricted stock awards and stock options previously granted to Mr. Burel will continue to be governed by the terms of the underlying award agreements. In addition to other customary provisions, the Separation Agreement provides for mutual general releases, subject to certain customary-carve-outs. As a result of the Separation Agreement, only the noncompetition, nonsolicitation, confidentiality and liquidated damages provisions of the Burel employment agreement remain in effect. A copy of the Burel separation agreement is filed as exhibit 10.14 to this Quarterly Report on Form 10-Q.

Effective June 6, 2007, Amy J. Yoder was designated as a member of the Company’s “Spectrum Leadership Team,” the senior management team responsible for overall corporate strategy and guidance, and began reporting directly to the Company’s Chief Executive Officer. Ms. Yoder has served as the Company’s Executive Vice President, Home and Garden since joining the Company on April 2, 2007.

In connection with her hiring, the Company entered into an employment agreement with Ms. Yoder dated March 27, 2007. The following description of the terms of the employment agreement with Ms. Yoder is qualified in its entirety by reference to her agreement, which is filed as Exhibit 10.8 to this Quarterly Report on form 10-Q.

The term of Ms. Yoder’s employment agreement runs through September 30, 2010 and is subject to automatic one year renewals thereafter. Ms. Yoder’s employment agreement provides that she has the right to resign and terminate her employment agreement at any time upon providing at least 60 days’ notice. Upon such resignation, the Company must pay any unpaid base salary or other compensation earned through the date of termination to Ms. Yoder.

Ms. Yoder’s employment agreement provides generally that upon the Company’s termination of her employment without cause or for death or disability, the Company will pay to Ms. Yoder, or her estate, two times her base salary and annual bonus, to be paid out over the following 24 months, plus a pro rata bonus for the year of termination. Ms. Yoder’s employment agreement also provides that if she resigns upon the occurrence of specified circumstances that would constitute “Good Reason” (as defined therein), then her resignation would be treated as a termination by the Company without cause.

Under Ms. Yoder’s employment agreement, the Company has the right to terminate her employment for “Cause” (as defined therein), in which event the Company shall be obligated to pay to her any unpaid base salary accrued through the date of termination. Ms. Yoder’s employment agreement also provides that, during the term of her employment agreement and for one year thereafter, she shall not provide services of the same or similar kind that she provides to the Company, have a significant financial interest in any competitor of the Company or solicit any of the Company’s customers or employees.

Under her employment agreement, beginning April 2, 2007, Ms. Yoder became entitled to a base salary of $400,000 per annum. The Company’s Board of Directors will review Ms. Yoder’s base salary from time to time and may increase it in its discretion. Ms. Yoder is also entitled to an annual bonus equal to 75% of her annual salary, subject to the Company achieving certain annual performance goals established by the Board of Directors. The board may, in its discretion increase the annual bonus amount.

Pursuant her employment agreement, Ms. Yoder is entitled to participate in the Company’s equity-based compensation plans. Ms. Yoder received a restricted stock grant of 35,000 shares of the Company’s common stock under the 2004 Rayovac Incentive Plan (the “Plan”) on April 2, 2007. All of the shares granted to her are subject to time-based restrictions. In addition, restrictions will lapse on all shares in the event of a change in control of the Company, as defined in the Plan, or the sale of certain Company assets. Upon the termination of a recipient’s employment with the Company for any reason other than a termination by the Company without cause, a termination by the executive for “Good Reason” or death or disability, such recipient shall forfeit to the Company all shares for which restrictions have not lapsed as of the date of such termination.

The form of Restricted Stock Award Agreement pursuant to which the preceding restricted stock grants was made has been previously filed by the Company as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 7, 2005, and the preceding description of the terms of the restricted stock grant is qualified in its entirety by reference to the terms of such agreement. The Restricted Stock Award Agreement incorporate the terms of the Plan, which was filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended June 27, 2004.

Commencing with fiscal year 2008 and subject to approval by the Board of Directors, Ms. Yoder is eligible to receive each fiscal year a Company-stock based award or other consideration, valued at 125% of her base salary, with such award containing vesting conditions to be based on Company performance objectives established by the Board of Directors.

Mr. Genito is party to a severance agreement with the Company dated October 1, 2005. The following description of the terms of the severance agreement with Mr. Genito is qualified in its entirety by reference to his severance agreement, which is filed as Exhibit 10.9 to this Quarterly Report on form 10-Q.

The current term of Mr. Genito’s severance agreement runs through October 1, 2007 and is subject to automatic one year renewals thereafter. Mr. Genito’s severance agreement provides that either he or the Company may terminate his employment at any time for any reason or no reason at all. In the event that the Company terminates his employment without cause or for death or disability, generally, Mr. Genito’s severance agreement provides that the Company will pay to Mr. Genito, or his estate, two times his base salary and two times his annual bonus. The base salary payable in the event of a termination would be paid semi-monthly over the 24 month period following termination. The annual bonus amount payable is determined as if the Company had achieved 100% of the applicable performance goals set by the Board of Directors of the company for the fiscal year in which the termination occurs. The annual bonus amount payable pursuant to the severance agreement would be paid to the executive in two installments, the first on or before December 31 of the year in which the termination occurs and the second on or before December 31 of the following year. However, Mr. Genito’s severance agreement also provides that the Company has the right to terminate his employment for “Cause” (as defined therein), in which event he would not receive the benefits described above.

Mr. Genito’s severance agreement also provides that for the two years following the date of his termination, he will not provide services of the same or similar kind that he provides to the Company, have a significant financial interest in any competitor of the Company or solicit any of the Company’s customers or employees.

Item 6.	Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2007	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture dated as of March 29, 2007, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture dated as of March 30, 2007, among Spectrum Brands, Inc. (the “Company”), certain subsidiaries of the Company, as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between the Company and Kent J. Hussey.*

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.4	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.5	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2005).

Exhibit 10.6	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.7	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.8	Employment Agreement dated March 27, 2007, by and between the Company and Amy J. Yoder.*

Exhibit 10.9	Severance Agreement, effective as of October 1, 2005 by and between the Company and Anthony L. Genito.*

Exhibit 10.10	Separation Agreement and Release, dated as of May 25, 2007, by and between the Company and David A. Jones.*

Exhibit 10.11	Separation Agreement and Release, dated as of August 1, 2007, by and between the Company and Randall J. Steward.*

Exhibit 10.12	Separation Agreement and Release, dated as of July 20, 2007, by and between the Company and Kenneth V. Biller.*

Exhibit 10.13	First Amendment to the Separation Agreement and Release, dated as of July 24, 2007, by and between the Company and Kenneth V. Biller.*

Exhibit 10.14	Separation Agreement and Release, dated as of [August 6, 2007], by and between the Company and Remy Burel.*

Exhibit 10.15	Credit Agreement dated as of March 30, 2007, among the Company, Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.16	Guarantee and Collateral Agreement dated as of March 30, 2007, among the Company, certain subsidiaries of the Company and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.17	Exchange and Forbearance Agreement dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.18	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.19	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.20	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.21	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.22	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.23	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.24	Form of Award Agreements under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.25	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.26	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.27	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.28	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.29	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.30	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith