Form 10-K
period 2007-09-30
Spectrum Brands, Inc.
filed 2007-12-14
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2007.

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒

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

Large accelerated filer  ☐ Accelerated filer  ☒ Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $251,651,220 based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (April 1, 2007).* As of December 4, 2007, there were outstanding 52,927,968 shares of the registrant’s Common Stock, $0.01 par value.

*	For purposes of this calculation only, shares of Spectrum Brands, Inc. common stock held by directors, executive officers and the Thomas H. Lee Funds have been treated as owned by affiliates.

PART I

ITEM 1. BUSINESS

General

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden; and household insect control. Unless the context indicates otherwise, the terms the “Company”, “Spectrum,” “Spectrum Brands,” “we,” “our” or “us” as used herein refer to Spectrum Brands, Inc. and its subsidiaries. In the third quarter of our fiscal year ended September 30, 2006 (“Fiscal 2006”), we engaged advisors to assist us in exploring possible strategic options, including divesting certain of our assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of our fiscal year ended September 30, 2007 (“Fiscal 2007”) we approved and initiated a plan to sell the assets related to our lawn and garden and household insect control product offerings (our “Home and Garden Business”). As a result, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude the Home and Garden Business for all periods presented. See Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our assets held for sale and discontinued operations. We remain committed to selling our Home and Garden Business.

In August 2007, we announced plans to pursue the potential sale of another strategic asset, however, we subsequently determined to postpone the sale process due to recent challenging conditions in the credit markets.

In Fiscal 2007 we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) our Home and Garden Business, which consists of the discontinued lawn and garden and household insect control business. The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

Our continuing operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic supplies, and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our continuing operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Our continuing operations also include the manufacturing and marketing of specialty pet supplies in North America. Through our Home and Garden Business, which we have designated as discontinued operations, we manufacture and market lawn fertilizers, herbicides, insecticides and repellants in North America.

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

Global and geographic strategic initiatives and financial objectives are determined at the corporate level. Each business segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for sales and marketing initiatives and the financial results for all product lines within that business segment.

In recent years, we have diversified our business and leveraged our distribution strengths through acquisitions. On February 7, 2005, we completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of specialty pet supplies in the United States. To increase our exposure to and to capitalize on the growth potential of the pet supply product category, on April 29, 2005, we acquired all of the outstanding equity interests of Tetra Holding GmbH and its affiliates and subsidiaries in the consumer and commercial aquatics business (“Tetra”). Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. This acquisition provides us with a global brand and distribution network to extend our North American pet supplies business. The financial results of Tetra from the date of its acquisition are included in the Global Pet Supplies business segment within our consolidated results. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the Tetra acquisition.

In the fourth quarter of 2005, to further expand our entry into the pet supply product category, we completed a third acquisition, Jungle Laboratories Corporation (“Jungle Labs”), a leading manufacturer and marketer of premium water and fish care products, including water conditioners, plant and fish foods, fish medications and other aquatics products. The financial results of Jungle Labs from the date of its acquisition are included in the Global Pet Supplies business segment within our consolidated results. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the Jungle Labs acquisition.

On January 25, 2006, we sold the fertilizer technology and professional fertilizer products businesses of Nu-Gro, which was included in the Canadian division of our Home and Garden Business, (“Nu-Gro Pro and Tech”), to Agrium Inc. for net proceeds of approximately $83 million. Proceeds from the sale were used to reduce outstanding debt. As of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. The presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this divestiture.

On September 27, 2007, we signed a definitive agreement to sell the remainder of Nu-Gro to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. The transaction closed on November 1, 2007. We estimate that our fiscal year ended September 30, 2008 (“Fiscal 2008”) peak seasonal borrowing needs will be reduced by approximately $45 million as a result of cash proceeds from the transaction and the elimination of the working capital requirement for Nu-Gro in the 2008 lawn and garden selling season.

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; consumer confidence and preferences; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of certain raw materials and commodities; energy and fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies.

Our Products

We compete in seven major product categories. Our continuing operations include the following five major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care products; and portable lighting. Our discontinued operations include the lawn and garden and household insect control product categories that are sold through our Home and Garden Business.

Products offered by our continuing operations include:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries and other specialty batteries;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	electric shaving and grooming devices;

•	electric personal care and styling devices; and

•	portable lighting.

Products offered by our discontinued operations include:

•	lawn and garden materials such as fertilizer, growing media, herbicides and landscape enhancing and beautifying agents; and

•	household insect controls and insect repellants.

Net sales of each product category sold by our continuing and discontinued operations as a percentage of net sales from continuing and discontinued operations is set forth below.

	Percentage of Total Company Net Sales Fiscal Year Ended September 30,
	2007	2006	2005
Consumer batteries	33%	34%	42%
Pet supplies	21	21	12
Lawn and garden	19	20	18
Electric shaving and grooming	10	10	12
Electric personal care products	7	6	6
Household insect control	6	6	6
Portable lighting	4	3	4

	100%	100%	100%

Consumer Batteries

We market and sell a full line of alkaline batteries (AA, AAA, C, D and 9-volt sizes) to both retail and industrial customers. Our alkaline batteries are marketed and sold primarily under the Rayovac and VARTA brands. We also manufacture alkaline batteries for third parties who sell the batteries under their own private labels. Our zinc carbon batteries are also marketed and sold primarily under the Rayovac and VARTA brands and are designed for low- and medium-drain battery-powered devices.

We believe that we are currently the largest worldwide marketer and distributor of hearing aid batteries. We sell our hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and private labels, including Beltone, Miracle Ear, Siemens and Starkey.

We also sell Nickel Metal Hydride (NiMH) rechargeable batteries and a variety of battery chargers under the Rayovac and VARTA brands.

Our other specialty battery products include camera batteries, lithium batteries, silver oxide batteries, keyless entry batteries and coin cells for use in watches, cameras, calculators, communications equipment and medical instruments.

Pet Supplies

In the pet supplies product category we market and sell a variety of leading branded pet supplies for fish, dogs, cats, birds and other small domestic animals. We have a broad line of consumer and commercial aquatics products, including integrated aquarium kits, standalone tanks and stands, filtration systems, heaters, pumps, and other equipment, fish food and water treatment products. Our largest aquatics brands are Tetra, Marineland, Whisper, Jungle and Instant Ocean. We also sell a variety of specialty pet products, including dog and cat treats, small animal food and treats, clean up and training aid products, health and grooming aids, and bedding products. Our largest specialty pet brands include 8in1, Dingo, Firstrax, Nature’s Miracle and Wild Harvest.

Electric Shaving and Grooming

We market and sell a broad line of electric shaving and grooming products under the Remington brand name, including men’s rotary and foil shavers, beard and mustache trimmers, body trimmers and nose and ear trimmers, women’s shavers and haircut kits. Our electric shaving and grooming products are positioned as premium products.

Electric Personal Care and Styling Products

Our personal care products, marketed and sold under the Remington brand name, include hair dryers, straightening irons, styling irons and hair setters. Our products are positioned as premium products.

Portable Lighting

We offer a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.

Lawn and Garden

In the lawn and garden product category, which is included in our Home and Garden Business that we have designated as discontinued operations, we sell and market several leading lawn and garden care products, including lawn fertilizers, lawn controls and herbicides, garden and indoor plant foods, plant care treatments, potting soils and other growing media products and grass seed. Our largest brands are Spectracide, Schultz, Real-Kill and Garden Safe. We have exclusive brand arrangements for our Vigoro brand at The Home Depot, for our Sta-Green brand at Lowe’s and for our Expert Gardener brand at Wal-Mart. We position ourselves as the value alternative for consumers who want products that are comparable to, but sold at lower prices than, premium-priced brands.

Household Insect Control

In the household insect control product category, which is part of our Home and Garden Business that we have designated as discontinued operations, we sell and market a number of leading products that enable consumers to maintain a pest-free household and repel insects. We offer a broad array of household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. We also manufacture and market a complete line of insect repellent products that provide protection from insects, especially mosquitoes. These products include both personal repellents, such as aerosols, pump sprays and wipes as well as area repellents, such as yard sprays, citronella candles and torches. Our largest brands in the insect control product category include Hot Shot, Cutter and Repel.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales to Wal-Mart Stores, Inc. represented approximately 19% of our consolidated net sales for Fiscal 2007. No other customer accounted for more than 10% of our consolidated net sales in Fiscal 2007.

Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location for the last three fiscal years is set forth in Note 13, Segment Information in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Sales and distribution practices in each of our reportable segments are as set forth below.

Global Batteries & Personal Care

We manage our Global Batteries & Personal Care sales force by geographic region and product group. Our sales team is divided into three major geographic territories, North America, Latin America and Europe and the rest of the world (“Europe/ROW”). Within each major geographic territory, we have additional subdivisions designed to meet our customers’ needs.

We manage our sales force in North America by distribution channel. We maintain separate sales groups to service (i) our retail sales and distribution channel, (ii) our hearing aid professionals channel and (iii) our industrial distributors and OEM sales and distribution channel. In addition, we utilize a network of independent brokers to service participants in selected distribution channels.

We manage our sales force in Latin America by distribution channel and geographic territory. We sell primarily to large retailers, wholesalers, distributors, food and drug chains and retail outlets. In countries where we do not maintain a sales force, we sell to distributors who market our products through all channels in the market.

The sales force serving our customers in Europe/ROW is supplemented by an international network of distributors to promote the sale of our products. Our sales operations throughout Europe/ROW are organized by geographic territory and the following sales channels: (i) food/retail, which includes mass merchandisers, discounters and drug and food stores; (ii) specialty trade, which includes clubs, consumer electronics stores, department stores, photography stores and wholesalers/distributors; and (iii) industrial, government, hearing aid professionals and OEMs.

Global Pet Supplies

Our Global Pet Supplies sales force is aligned by customer, geographic region and product group. We sell pet supply products to mass merchandisers, grocery and drug chains, pet superstores, independent pet stores and other retailers.

Home and Garden

The sales force of our Home and Garden Business is aligned by customer. We sell primarily to home improvement centers, mass merchandisers, hardware stores, lawn and garden distributors, and food and drug retailers.

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing our products—zinc powder, granular urea, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months. We expect to have access to adequate quantities of these materials in the future.

Substantially all of our rechargeable batteries and chargers, portable lighting products, hair care and other personal care products and our electric shaving and grooming products are manufactured by third party suppliers that are primarily located in the Asia/Pacific region. We maintain ownership of the tooling and molds used by most of our suppliers.

We continually evaluate our manufacturing facilities’ capacity and related utilization. As a result of such analyses, we have closed a number of manufacturing facilities during the past five years. In general, we believe our existing facilities are adequate for our present and foreseeable needs.

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

In Fiscal 2007, 2006 and our fiscal year ended September 30, 2005 (“Fiscal 2005”), we invested $25.1 million, $29.2 million and $29.3 million, respectively, in product research and development. We expect that 2008 product research and development investment levels will be similar to our investment levels in Fiscal 2007.

Patents and Trademarks

We own or license from third parties a significant number of patents and patent applications throughout the world relating to products we sell and manufacturing equipment we use. We hold a license that expires in March 2022 for certain alkaline battery designs, technology and manufacturing equipment from Matsushita Electrical Industrial Co., Ltd. (“Matsushita”), to whom we pay a royalty.

We also use and maintain a number of trademarks in our continuing operations, including DINGO, JUNGLETALK, MARINELAND, RAYOVAC, REMINGTON, TETRA, VARTA and 8IN1. Our Home and Garden Business, which we have designated as discontinued operations uses and maintains the following trademarks: CUTTER, GARDEN SAFE, NATURE’S MIRACLE, REPEL, SCHULTZ, SPECTRACIDE, SPECTRACIDE TERMINATE, STA-GREEN and VIGORO. We seek trademark protection in the U.S. and in foreign countries by all available means, including registration.

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

As a result of the common origins of the Remington Products, L.L.C., (“Remington Products”) business we acquired in September 2003 and the Remington Arms Company, Inc. (“Remington Arms”), the Remington trademark is owned by us and by the Remington Arms each with respect to its principal products as well as associated products. Accordingly, we own the Remington trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. The terms of a 1986 agreement between Remington Products, L.L.C. and Remington Arms provides for the shared rights to use the Remington trademark on products which are not considered “principal products of interest” for either company. We retain the Remington trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

On February 12, 2004, United executed a licensing, manufacturing and supply agreement with its largest customer at the time. Under the agreement, United licensed its VIGORO and related trademarks (associated with the Home and Garden Business, classified as discontinued operations) and became the exclusive manufacturer and supplier for certain products branded with such trademarks through December 31, 2008. If the customer achieves certain required minimum purchase volumes and other conditions during the initial four-year period, and the manufacturing and supply portion of the agreement is extended for an additional three-year period as specified in the agreement, we (as successor in interest to United) will assign the trademarks to the customer not earlier than May 1, 2009, but otherwise within thirty days after the date upon which such required minimum purchase volumes are achieved. In light of that customer’s historic and projected purchase volumes, we believe that these minimum purchase volumes will be met and United will assign the trademarks to that customer.

Competition

In our retail markets, we compete for limited shelf space and consumer acceptance. Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies.

Continuing Operations

The battery product category is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (manufacturer/seller of the Energizer brand); The Procter & Gamble Company (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure in the consumer battery market. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at prices below competing name-brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

In the U.S. alkaline battery category, the Rayovac brand is positioned as a value brand, typically defined as a product that offers comparable performance at a lower price. In Europe, the VARTA brand is competitively priced with other premium brands. In Latin America, where zinc carbon batteries outsell alkaline batteries, the Rayovac brand is competitively priced.

The pet supply product category is highly fragmented with over 500 manufacturers in the U.S. alone, consisting primarily of small companies with limited product lines. Our largest competitors in this product category are The Hartz Mountain Corporation and Central Garden & Pet Company. Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products we offer.

Our primary competitors in the electric shaving and grooming product category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of The Procter & Gamble Company, which sells and markets foil shavers. Remington sells both foil and rotary shavers.

Our major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited.

Our primary competitors in the portable lighting product category are Energizer Holdings, Inc. and Mag Instrument, Inc.

Discontinued Operations

Products we sell in the lawn and garden product category through our Home and Garden Business face competition from The Scotts Miracle-Gro Company, which markets lawn and garden products under the Scotts, Ortho,

Roundup and Miracle-Gro brand names; Central Garden & Pet Company, which markets garden products under the AMDRO, Sevin and Pennington Seed brand names; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced brand name.

Products we sell in the household insect control product category through our Home and Garden Business, face competition from S.C. Johnson & Son, Inc., which markets insecticide and repellent products under the Raid and OFF! brands; The Scotts Miracle-Gro Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

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

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for our lawn and garden and household insect control products sold though the Home and Garden Business, which we have designated as discontinued operations, typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). For a more detailed discussion of the seasonality of our product sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales.”

Governmental Regulations and Environmental Matters

Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with the releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign laws and regulations to which we are subject will not have a material effect upon our capital expenditures, financial position, earnings or competitive position.

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties. We have not conducted invasive testing at all facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, it is possible that material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could incur material unforeseen expenses, which could have a material adverse effect on our financial condition, capital expenditures, earnings and competitive position. Although we are currently engaged in investigative or remedial projects at some of our facilities, we do not expect that such projects, taking into account established accruals, will cause us to incur expenditures that are material to our business or financial condition; however, it is possible that our future liability could be material.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $3.5 million for estimated liabilities at September 30, 2007, should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS will not have a material effect on our capital expenditures, financial position, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As additional EU member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation as EU member states implement guidance and as our market share changes, and actual costs to our company could differ from our current estimates. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and goes into effect in September 2008 (the “Battery Directive”). The Battery Directive bans certain chemicals and metals in batteries, establishes maximum quantities of various other chemicals and metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive will not have a material effect on our capital expenditures, financial position, earnings or competitive position, however until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

Certain of our products and facilities in each of our business segments are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

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

Employees

We had approximately 7,100 full-time employees worldwide as of September 30, 2007. Approximately 17% of our total labor force is covered by collective bargaining agreements. There are no collective bargaining agreements that will expire in Fiscal 2008. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any shareholder upon written request to the Vice President, Investor Relations, Spectrum Brands, Inc., 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328, via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Vice President, Investor Relations by telephone at 770-829-6200.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•	the impact of unusual expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer;

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•

the effects of general economic conditions, including inflation, recession or fears of a recession, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of certain of our products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2007 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 30, 2007, we had total indebtedness of approximately $2.5 billion.

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

In addition, a portion of our debt bears interest at variable rates. If market interest rates increase, the interest rate on our variable-rate debt will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

The terms of our indebtedness impose restrictions on us that may affect our ability to successfully operate our business.

Our Senior Credit Facilities, as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Debt Financing Activities,” and the indentures governing our outstanding Senior Subordinated Notes each contain covenants that, among other things, limit our ability to:

•	incur additional indebtedness;

•	borrow money or sell preferred stock;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make certain types of investments;

•	issue or sell stock in our subsidiaries;

•	restrict dividends or other payments from our subsidiaries;

•	issue guarantees of debt;

•	transfer or sell assets and utilize proceeds of any such sales;

•	enter into agreements that restrict our restricted subsidiaries from paying dividends, making loans or otherwise transferring assets to us or to any of our other restricted subsidiaries;

•	enter into or engage in transactions with affiliates; or

•	merge, consolidate or sell all or substantially all of our assets.

In addition, both the Senior Credit Agreement, as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Financing Activities,” and the indentures governing the Senior Subordinated Notes contain covenants which require us to meet a number of financial ratios and tests. Noncompliance with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest and may also restrict our ability to expand or pursue our business strategies. We may not be able to comply with all of our covenants and obligations in all our debt instruments.

Our inability to generate sufficient cash flow to make payments on our debt or to comply with any of the covenants under our debt instruments could result in a default under the indentures governing our Senior Subordinated Notes and/or our Senior Credit Facilities. Such an event of default under our debt agreements would permit lenders or noteholders, as the case may be, to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

Additionally, if we fail to repay the debt under the Senior Credit Facilities when it becomes due, the lenders under the Senior Credit Facilities could proceed against certain of our assets and capital stock which we have pledged to them as security. If the lenders under the Senior Credit Facilities caused all amounts borrowed under these instruments to be due and payable immediately, all amounts outstanding under our Senior Subordinated Notes would also be subject to acceleration by action of either the trustee under the respective indentures governing those notes or the respective holders of at least 25% in principal amount of the respective notes outstanding. In the event of a default and acceleration, our assets and cash flow may not be sufficient to repay borrowings under our outstanding debt instruments.

We may increase the principal amount of our outstanding Variable Rate Toggle Senior Subordinated Notes due 2013 in lieu of making cash interest payments.

With respect to our $347 million aggregate principal amount Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”), on any interest payment date prior to October 2, 2010, the Company may, at its option and subject to certain conditions related to the trading price of its common stock, pay interest due on any semi-annual interest payment date by increasing the principal amount of such outstanding New Notes pro-rata by the amount of interest then payable. Any increase in the aggregate outstanding principal amount of the New Notes will subject the Company to higher interest payments and increased indebtedness exposure in future periods and could have the adverse effects described above in “Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.”

We have retained a financial advisor to assist us in evaluating strategic options which may be available to us, including the possibility of sales of various assets; however, we may not be able to successfully consummate any such asset sale on a timely basis, on terms acceptable to us or at all.

We continue to explore possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell our Home and Garden Business. As a result, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as discontinued operations. Also in connection with this process, during the fourth quarter of Fiscal 2007, we announced plans to pursue the potential sale of another strategic asset, however, we subsequently determined to postpone the strategic asset sale process due to the recent challenging conditions in the credit markets. Even if we are able to identify a suitable disposition opportunity, we may not be able to successfully divest any assets on terms and conditions and in a timeframe favorable to the Company, or at all.

We may not be able to fully utilize our US net operating loss carryforwards.

As of September 30, 2007, we had U.S. federal and state net operating loss carryforwards of approximately $763 and $1,141 million, respectively. These net operating loss carryforwards expire at various times between 2008 and 2027. As of September 30, 2007, management determined that it was more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. It is the Company’s intention to utilize certain of our U.S. net operating loss carryforwards upon divestiture of certain assets on favorable contractual terms. However, future taxable income may not be sufficient for full utilization of the carryforwards. In addition, the Company has had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects the Company’s U.S. net operating losses and other tax attributes to certain limitations. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

We participate in very competitive markets and we may not be able to compete successfully.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are The Hartz Mountain Corporation and Central Garden & Pet Company. In our Home and Garden Business, which we have designated as discontinued operations, our principal national competitors are The Scotts Company, Central Garden & Pet Company and S.C. Johnson. In each of our markets, we also face competition from numerous other companies.

We and our competitors compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•

We compete against many well established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than we do.

•

In some key product lines, our competitors may have lower production costs and higher profit margins than we do, which may enable them to compete more aggressively in offering retail discounts, rebates and other promotional incentives.

•	Product improvements or effective advertising campaigns by competitors may weaken consumer demand for our products.

•	Consumer purchasing behavior may shift to distribution channels where we do not have a strong presence.

•	Consumer preferences may change to lower margin products or products other than those we market.

If our product offerings are unable to compete successfully, our sales, results of operations and financial condition could be materially and adversely affected.

Adverse weather conditions during our peak selling season for our lawn and garden and household insecticide and repellent products could have a material adverse effect on the Home and Garden Business.

Weather conditions in North America have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides and fertilizers. In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and insecticide sales and therefore have a material adverse effect on the Home and Garden Business, which we have designated as discontinued operations. Any such effect on the Home and Garden Business could negatively impact our ability to sell, and the price we are able to obtain in a sale of the Home and Garden Business.

Our products utilize certain key raw materials; any increase in the price of these raw materials could have a material and adverse effect on our financial condition and profits.

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months, however, our hedging positions may not be effective or may not anticipate beneficial trends in a particular raw material market. If these efforts are not effective or expose us to above average costs for an extended period of time and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Further, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers which may have an adverse effect on our profitability and results of operations.

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our Home and Garden Business, which we have designated as discontinued operations, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. When we attempt to renew those contracts the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. A portion of our sales to Wal-Mart and Target and a significant amount of our sales to The Home Depot, and Lowe’s are attributable in part to our Home and Garden Business, which we have designated as discontinued operations. Wal-Mart, our largest retailer customer, accounted for approximately 19% and 20% of net consolidated sales in Fiscal 2007 and 2006, respectively. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate their demand, which could in the future require us to carry additional inventories, increase our working capital and related financing requirements or result in excess inventory becoming unusable or obsolete. Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to improve existing products and develop new, innovative products, or if our competitors introduce new or enhanced products, our sales and market share may suffer.

Both we and our competitors make significant investments in research and development. If our competitors successfully introduce new or enhanced products that present technological advantages over or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in market segments affected by these changes. In addition, we may be unable to compete if our competitors develop or apply technology which permits them to manufacture products at a lower relative cost. The fact that many of our principal competitors have substantially greater resources than we do increases this risk. The patent rights or other intellectual property rights of third parties, restrictions on our ability to expand or modify manufacturing capacity or financial and other constraints on our research and development activity may also limit our ability to introduce products that are competitive on a performance basis.

Our future success will depend, in part, upon our ability to improve our existing products and to develop, manufacture and market new, innovative products. If we fail to successfully develop, manufacture and market new or enhanced products or develop product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could materially adversely affect our business, financial condition and results of operations.

As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.

Our international sales and certain of our expenses are transacted in foreign currencies. During Fiscal 2007 approximately 57% of our net sales and 43% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

Our international operations may expose us to a number of risks related to conducting business in foreign countries.

Our international operations and exports and imports to and from international markets are subject to a number of special risks which could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to:

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	economic and political destabilization, governmental corruption and civil and labor unrest;

•	restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof (e.g., duties, quotas and restrictions on transfer of funds);

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	changes in U.S. and foreign laws regarding trade and investment;

•	noncompliance by our business partners with, or a failure by our business partners to enforce, rules and regulations targeting fraudulent conduct; and

•	difficulty in obtaining distribution and support for our products.

There are three particular EU Directives, RoHS, WEEE and the Battery Directive, that may have a material impact on our business. RoHS requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense The Battery Directive bans certain chemicals and metals in batteries, establishes maximum quantities of various other chemicals and metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as the Company. Complying or failing to comply with the EU directives may harm our business. For example:

•

Although contractually assured with our suppliers, we may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in Fiscal 2008 for which there is reduced demand and we may need to write down the carrying value of such inventories.

•

We may be unable to sell certain of our batteries in Europe or we may have to adjust the design and production processes of certain types of our batteries to limit the quantities of certain chemicals or metals.

Many of the developing countries in which we operate do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the United States or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in our costs as a result of increased regulation, legislation or enforcement could materially and adversely affect our business, results of operations and financial condition.

Sales of certain of our products are seasonal and may cause our quarterly operating results and working capital requirements to fluctuate.

Sales of our battery and electric shaving and grooming and personal care products are seasonal. A large percentage of sales for these products generally occur during our first fiscal quarter that ends on or about December 31, due to the impact of the December holiday season. Sales of our lawn and garden and household insect control products that are offered through our Home and Garden Business, which we have designated as discontinued operations, are also seasonal. A large percentage of our sales of these products occur during the spring and summer, typically our second and third fiscal quarters. As a result of this seasonality, our inventory and working capital needs relating to these products fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to adequately establish and protect our intellectual property rights.

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures we take to protect our intellectual property rights may prove inadequate to prevent third parties from misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also invented by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office or a similar foreign agency. In addition, our intellectual property rights may be challenged by third parties. Even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Furthermore, competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the U.S., which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If we are unable to establish and then adequately protect our intellectual property rights, then our business, financial condition and results of operations could be materially and adversely affected.

Claims by third parties that we are infringing on their intellectual property could adversely affect our business.

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. For example, we are involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations will be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a few suppliers and one of our U.S. facilities for certain of our products makes us vulnerable to a disruption in the supply of our products.

Although we have long-standing relationships with many of our suppliers, we do not have long-term contracts with them. An adverse change in any of the following could have a material adverse effect on our business, financial condition and results of operations:

•	our relationships with our suppliers;

•	the terms and conditions upon which we purchase products from our suppliers;

•	the financial condition of our suppliers;

•	the ability to import outsourced products; or

•	our suppliers’ ability to manufacture and deliver outsourced products on a timely basis.

If our relationship with one of our key suppliers is adversely affected, we may not be able to quickly or effectively replace such supplier and may not be able to retrieve tooling, molds or other specialized production equipment or processes used by such supplier in the manufacture of our products.

In addition, we manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at one of our facilities. Damage to this facility, or prolonged interruption in the operations of this facility for repairs or other reasons, would have a material adverse effect on our ability to manufacture and sell our foil shaving products which would in turn harm our business, financial condition and results of operations.

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

Spectrum and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, Spectrum has also received requests for information from the SEC. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

We may be exposed to significant product liability claims which our insurance may not cover and which could harm our reputation.

In the ordinary course of our business, we may be named as defendants in lawsuits involving product liability claims. In any such proceeding, plaintiffs may seek to recover large and sometimes unspecified amounts of damages and the matters may remain unresolved for several years. Any such matters could have a material adverse effect on our business, results of operations and financial condition if we are unable to successfully defend against or settle these matters or if our insurance coverage is insufficient to satisfy any judgments against us or settlements relating to these matters. Although we have product liability insurance coverage and an excess umbrella policy, our insurance policies may not provide coverage for certain, or any, claims against us or may not be sufficient to cover all possible liabilities. Moreover, any adverse publicity arising from claims made against us, even if the claims were not successful, could adversely affect the reputation and sales of our products.

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

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the EU directives, RoHS, WEEE and the Battery Directive, discussed above. Although we believe that we are substantially in compliance with applicable environmental regulations at our facilities, we may not be in compliance with such regulations in the future, which could have a material adverse effect upon our business, financial condition and results of operations.

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

Certain of our products sold through and facilities operated under each of our business segments are regulated by the EPA, the FDA or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products which are sold through our Home and Garden Business, which we have designated as discontinued operations, continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide and fertilizer products which are sold through Global Pet Supplies and through our Home and Garden Business, which we have designated as discontinued operations, may be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that: only certified or professional users apply the product, that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), that users post notices on properties where products have been or will be applied, that users notify individuals in the vicinity that products will be applied in the future, that the product not be applied for aesthetic purposes, or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to our Home and Garden Business, which we have designated as discontinued operations, such as fertilizers, growing media, herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property.

In 2007, certain pet food manufactured in China, which was tainted with a mildly toxic chemical known as melamine, and sold in the United States was linked to numerous companion animal fatalities and triggered a widespread recall of pet food by many major pet food suppliers. While we take precautions to ensure that the manufacturers we use are complying with all applicable food health regulations, all of our manufacturers may not adhere to these regulations at all times. Further, sales of our pet food and pet treat products may be adversely affected because of general consumer distrust of pet food suppliers who manufacture pet food or pet treats in China or distribute pet food or pet treats manufactured in China or negative public perceptions resulting from enhanced scrutiny by the FDA or other governmental authorities of pet food and pet treats and related animal food products. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2007:

Facility	Function
Global Batteries & Personal Care
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Ninghai, China(1)	Zinc Carbon & Alkaline Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2)	Battery & Lighting Device Packaging & Distribution, Electric Shaver & Personal Care Device Distribution
Visalia, California(2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Brantford, Ontario(2)	Battery & Lighting Device, Electric Shaver & Personal Care Device, Product Distribution (shared with Lawn & Garden)
Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device Distribution

Global Pet Supplies
Mentor, Ohio(2)	Aquatics Manufacturing
Noblesville, Indiana(1)	Aquatics Manufacturing
Moorpark, California(2)	Aquatics Manufacturing
Bridgeton, Missouri(2)	Pet Supply Manufacturing (shared with Lawn & Garden)
Blacksburg, Virginia(1)	Pet Supply Manufacturing, Assembly & Distribution
Melle, Germany(1)	Pet Food & Pet Care Manufacturing
Edwardsville, Illinois(2)	Pet Supply Product Distribution (shared with Lawn & Garden)
Melle, Germany(2)	Pet Food & Pet Care Distribution

Home and Garden Business—U.S.
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Bridgeton, Missouri(2)	Household & Controls Manufacturing (shared with Global Pet)
Orrville, Ohio(1)	Lawn & Garden Product Blending, Packing & Distribution
Winterhaven, Florida(2)	Lawn & Garden Product Blending, Packing & Distribution
Los Angeles, California(2)	Lawn & Garden Product Blending, Packing & Distribution
Cave City, Kentucky(1)	Lawn & Garden Product Blending, Packing & Distribution
Livingston, Texas(1)	Lawn & Garden Product Blending, Packing & Distribution
Sylacauga, Alabama(2)	Lawn & Garden Product Blending, Packing & Distribution
Edwardsville, Illinois(2)	Household & Controls Product Distribution (shared with Global Pet)
San Bernardino, California(2)	Household & Controls Product Distribution
Vinita Park, Missouri(2)	Household Controls Product Distribution
Orrville, Ohio(2)	Lawn & Garden and Household & Controls Product Distribution
Pendergrass, Georgia(2)	Household Controls Product Distribution

Home and Garden Business—Canada
Woodstock, Ontario(1)(3)	Lawn & Garden Product Blending, Packing & Distribution
Crossfield, Alberta (1)(3)	Lawn & Garden Product Blending, Packing & Distribution
Abbotsford, British Colombia(1)(3)	Lawn & Garden Product Blending, Packing & Distribution

Facility	Function
Laval, Quebec(1)(3)	Lawn & Garden Product Blending, Packing & Distribution
Brantford, Ontario(2)	Lawn & Garden Product Distribution (shared with Batteries & Personal Care)

(1)	Facility is owned.
(2)	Facility is leased.
(3)	Facilities that were transferred on November 1, 2007 as a result of the sale of Nu-Gro.

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

We are involved in a number of legal proceedings with Philips in Europe and Latin America with respect to trademark or other intellectual property rights Philips claims to have in relation to the appearance of the faceplate of the three-headed rotary shaver. In the first such legal proceeding in Europe, we were successful in having the Philips trademark at issue declared invalid by the High Court of Justice in the United Kingdom, a decision that was ultimately upheld by the European Court of Justice (“ECJ”) in 2002. The ECJ held that a shape consisting exclusively of the shape of a product is unregisterable as a trademark (or is subject to being declared invalid if it has been registered as a trademark) if it is established that the essential functional features of the shape are attributable only to the technical result. We (or one of our distributors) and Philips are currently engaged in litigation over the Philips trademark in each of France, Italy, Spain and Germany as follows:

•

In France, the respective First Instance Court ordered that various Philips trademarks be cancelled. The French action commenced May 17, 2000. Philips unsuccessfully filed an appeal to the Paris Court of Appeal, which affirmed the cancellation of Philips’ marks (decision of February 16, 2005). This decision was appealed by Philips to the French Supreme Court. The French Supreme Court subsequently dismissed the appeal of Philips, thus affirming the cancellation of Philips’ marks (decision of May 30, 2007).

•

In each of Italy (decision of February 26, 2004) and Spain (decision of May 6, 2004), the respective First Instance Courts ordered that the various Philips trademarks be cancelled. The Italian action commenced May 15, 2000. Philips’ appeal in Italy is currently pending before the Milan Court of Appeal. The Spanish action commenced on March 12, 2003. Philips unsuccessfully filed an appeal to the Spanish Appeal Court, which affirmed the cancellation of Philips’ marks. This decision has been appealed by Philips to the Spanish Supreme Court.

•

In Germany, the Cologne District Court in August 2002 granted Philips a preliminary injunction that initially prevented us from selling rotary shavers in Germany. Since such time, we have sought to cancel relevant Philips trademarks. In a decision dated April 1, 2004, the German Federal Patent Court issued a ruling canceling three Philips marks and upholding Philips’ right to one mark. The parties appealed this decision to the German Supreme Court. A hearing in those actions took place in the German Supreme Court on November 17, 2005 and the Court referred the matters back to the German Federal Patent Court for further proceedings. The hearing before the German Federal Patent Court was December 13, 2006. In a decision issued February 22, 2007, the German Federal Patent Court canceled all four Philips marks at issue and we are currently selling rotary shavers in Germany. Philips has appealed this decision to the German Supreme Court.

Additionally, since the beginning of Fiscal 2005 we have filed proceedings seeking to cancel relevant Philips trademarks in Argentina, Austria, Brazil, the Czech Republic, Denmark, Finland, Hungary, Israel, Mexico, the Netherlands, Norway, the Slovak Republic, South Africa and Switzerland. Philips is opposing these efforts. In Argentina, Philips has filed an infringement action against us and has obtained an ex parte preliminary injunction prohibiting our sale of rotary shavers. We appealed the injunction order. In early 2007, the Argentinean Supreme Court issued a decision rejecting our appeal and maintaining the preliminary injunction. The decision to maintain the preliminary injunction does not impact the underlying cases (nullity of a trademark registration and non-use of a trademark), both of which continue to be pursued.

We also are involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda. (“Tabriza”), Interelectrica Administração e Participações Ltda. and VARTA AG, the former owners of our subsidiary Microlite S.A. (“Microlite”), with respect to a number of matters arising out of our acquisition of Microlite in our fiscal year ended September 30, 2004 (“Fiscal 2004”), including our right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and our obligation to pay additional amounts to Tabriza pursuant to its earn-out rights under the acquisition agreement. We acquired Microlite in Fiscal 2004. The arbitration on this matter is scheduled to be heard in February 2008. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage, including finding in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from us interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from us an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. We currently estimate that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which have been reflected as additional acquisition consideration, will be at least $5 million. Such additional amounts due Tabriza are included in Accrued liabilities: Other in our Consolidated Balance Sheets as of September 30, 2007 included in this Annual Report on Form 10-K. Determination of the total net amount owed by or payable to the Company arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision following the February 2008 hearing. All other disputed matters remain open pending the February 2008 hearing and the decision thereafter by the arbitration panel.

On August 27, 2007, the Company was notified that the SEC had completed its investigation of the Company with respect to our disclosure regarding our results for the third quarter ended July 3, 2005 and our guidance for the fourth quarter of Fiscal 2005 and for 2006 and did not intend to recommend any enforcement action.

Environmental

We are subject to various federal, state and local environmental laws and regulations. We believe we are in substantial compliance with all such environmental laws that are applicable to our operations. See also the discussion captioned “Governmental Regulation and Environmental Matters” under Item 1 above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Our common stock, par value $0.01 per share (the “Common Stock”), is traded on the New York Stock Exchange (the “NYSE”) under the symbol “SPC.” The Common Stock commenced public trading on November 21, 1997. As of December 4, 2007, there were approximately 470 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the NYSE Composite Transaction Tape for the fiscal periods indicated:

	High	Low
Fiscal 2007
Quarter ended September 30, 2007	$6.93	$3.77
Quarter ended July 1, 2007	$8.64	$6.26
Quarter ended April 1, 2007	$12.50	$4.62
Quarter ended December 31, 2006	$11.33	$7.59

Fiscal 2006
Quarter ended September 30, 2006	$12.82	$6.00
Quarter ended July 2, 2006	$21.84	$11.85
Quarter ended April 2, 2006	$22.42	$17.34
Quarter ended January 1, 2006	$23.70	$16.00

We have not declared or paid any cash dividends on our Common Stock since it commenced public trading in 1997 and we do not anticipate paying cash dividends in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the terms of our Senior Credit Facilities and the indentures governing our outstanding senior subordinated notes restrict our ability to pay dividends to our shareholders. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the Board of Directors deems relevant.

Information regarding our equity compensation plans is set forth in Item 12 hereof under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended September 30, 2007
7/2/07 – 7/29/07	270	$4.33	—	—
7/30/07 – 8/26/07	—	$—	—	—
8/27/07 – 9/30/07	276	$5.48	—	—

Total	546	$4.91	—	—

(1)	During the fiscal quarter ended September 30, 2007, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of the Company’s shares on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.
(2)	Average price paid per share of shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares is calculated based on the amount credited to employees and used to satisfy tax withholding obligations.

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Balance Sheets as of September 30, 2007 and 2006 and our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2006 and 2005 are included elsewhere in this Annual Report on Form 10-K. As of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. Additionally, we began reporting the results of operations of our Home and Garden Business as discontinued operations as of October 1, 2006. Therefore, the presentation of all historical continuing operations has been changed to exclude Nu-Gro Pro and Tech and our Home and Garden Business. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended September 30,
	2007(1)	2006(2)	2005(3)	2004(4)	2003(5)
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$1,994.5	$1,894.7	$1,762.2	$1,417.2	$922.1
Gross profit	736.3	707.2	675.3	606.1	351.5
Operating (loss) income(6)	(161.5)	(319.1)	154.1	156.2	59.6
(Loss) income from continuing operations before income taxes	(356.4)	(438.1)	45.1	90.5	23.0
(Loss) income from discontinued operations, net of tax(7)	(184.6)	(18.5)	17.2	(0.4)	—
Net (loss) income(8)(9)	(596.7)	(434.0)	46.8	55.8	15.5
Restructuring and related charges—cost of goods sold	$31.3	$22.5	$10.5	$(0.8)	$21.1
Restructuring and related charges—operating expenses	59.7	12.2	6.2	12.2	11.5
Other (income) expense, net(10)	(0.3)	(3.9)	1.4	—	(0.6)
Interest expense	$195.2	$123.0	$107.6	$65.7	$37.2
Per Share Data:
Net (loss) income per common share:
Basic	$(11.72)	$(8.77)	$1.07	$1.67	$0.49
Diluted	(11.72)	(8.77)	1.03	1.61	0.48
Average shares outstanding:
Basic	50.9	49.5	43.7	33.4	31.8
Diluted	50.9	49.5	45.6	34.6	32.6
Cash Flow and Related Data:
Net cash (used) provided by operating activities	$(36.0)	$44.5	$216.6	$96.1	$76.2
Capital expenditures(11)	22.1	54.9	56.7	26.9	26.1
Depreciation and amortization (excluding amortization of debt issuance costs)(11)	77.4	70.5	57.3	40.6	35.0
Balance Sheet Data (at fiscal year end):
Cash and cash equivalents	$69.9	$28.4	$29.9	$14.0	$105.6
Working capital(12)	779.4	397.2	490.6	251.9	269.8
Total assets	3,211.4	3,549.3	4,022.1	1,634.2	1,543.1
Total long-term debt, net of current maturities	2,416.9	2,234.5	2,268.0	806.0	870.5
Total debt	2,460.4	2,277.2	2,307.3	829.9	943.4
Total shareholders’ equity	(103.8)	452.2	842.7	316.0	202.0

(1)	Fiscal 2007 includes restructuring and related charges—cost of goods sold of $31.3 million, and restructuring and related charges—operating expenses of $59.7 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(2)	Fiscal 2006 includes restructuring and related charges—cost of goods sold of $22.5 million, and restructuring and related charges—operating expenses of $12.2 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(3)	Fiscal 2005 selected financial data was impacted by two significant acquisitions completed during the fiscal year. The United acquisition was completed on February 7, 2005 and the Tetra acquisition was completed on April 29, 2005. See further discussion of these acquisitions in Item 1: Business, and in Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Fiscal 2005 includes restructuring and related charges—cost of goods sold of $10.5 million, and restructuring and related charges—operating expenses of $6.2 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(4)	Fiscal 2004 selected financial data was impacted by two acquisitions completed during the fiscal year. The Ningbo Baowang Battery Company, Ltd. acquisition was completed on March 31, 2004 and the Microlite acquisition was completed on May 28, 2004.

Fiscal 2004 includes restructuring and related charges—cost of goods sold of $(0.8) million, and restructuring and related charges—operating expenses of $12.2 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.

(5)	Fiscal 2003 selected financial data was impacted by two acquisitions completed during the fiscal year. The VARTA acquisition was completed on October 1, 2002 and the Remington acquisition was completed on September 30, 2003.

Fiscal 2003 includes restructuring and related charges—cost of goods sold of $21.1 million, and restructuring and related charges—operating expenses of $11.5 million. Fiscal 2003 also includes a non-operating expense of $3.1 million discussed in (9) below.

(6)	During Fiscal 2007 and Fiscal 2006, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), issued by the Financial Accounting Standards Board (“FASB”), we, with the assistance of independent third party valuation specialists, conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $238 million and $433.0 million in Fiscal 2007 and Fiscal 2006, respectively. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.
(7)	Fiscal 2007 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $169 million to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, relating to our Home and Garden Business in order to reflect the estimated fair value of this business. See Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information relating to this impairment charge.
(8)	Fiscal 2007 income tax expense of $55.7 million includes a non-cash charge of approximately $180.1 million which increased the valuation allowance against certain net deferred tax assets.
(9)	Fiscal 2006 income tax benefit of $22.7 million includes a non-cash charge of approximately $29.3 million which increased the valuation allowance against certain net deferred tax assets.
(10)	Fiscal 2006 includes a $7.9 million net gain on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington acquisition and subsequently closed in Fiscal 2004, and our Madison, WI packaging facility, which was closed in our fiscal year ended September 30, 2003 (“Fiscal 2003”).

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

(11)	Amounts reflect the results of continuing operations only.
(12)	Working capital is defined as current assets less current liabilities. Fiscal 2007 working capital includes assets held for sale of $564.2 million related to our Home and Garden Business which has been designated as discontinued operations. See Note 5, Assets Held for Sale, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information relating to assets held for sale.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance. This section should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to 2007, 2006 and 2005 refer to fiscal year periods ended September 30, 2007, 2006 and 2005, respectively.

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden and household insect control. In the third quarter of Fiscal 2006, we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell our Home and Garden Business. As a result, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude the Home and Garden Business for all periods presented. See Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our assets held for sale and discontinued operations. We remain committed to selling our Home and Garden Business.

In August 2007, we announced plans to pursue the potential sale of another strategic asset; however, we subsequently determined to postpone the sale process due to recent challenging conditions in the credit markets.

In Fiscal 2007, we began managing our business in three reportable segments: (i) Global Batteries & Personal Care; (ii) Global Pet Supplies; and (iii) our Home and Garden Business. The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

Our continuing operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic supplies, and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our continuing operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Our continuing operations also include the manufacturing and marketing of specialty pet supplies in North America. Through our Home and Garden Business, which we have designated as discontinued operations, we manufacture and market lawn fertilizers, herbicides, insecticides and repellents in North America.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8 in 1 and various other brands. Our Home and Garden Business enjoys strong name recognition under the Spectracide and Cutter brands, among others.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, we recorded a non-cash pretax charge of $169 million in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Home and Garden Business in order to reflect the estimated net proceeds to be realized from selling this business. Such estimated net proceeds were based on a range of estimated sales values, taking into account current market conditions, provided by independent third party advisors. Actual proceeds received, if and when a sale is consummated, may vary from the estimated net proceeds.

On January 25, 2006, we sold the fertilizer technology and professional fertilizer products businesses of Nu-Gro, the Canadian division of our Home and Garden Business (“Nu-Gro Pro and Tech”), to Agrium Inc. for net proceeds of approximately $83 million. Proceeds from the sale were used to reduce outstanding debt. As a result of the sale, effective as of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. The presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this divestiture.

On September 27, 2007 we signed a definitive agreement to sell the remainder of Nu-Gro to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. The transaction closed on November 1, 2007. We estimate that our Fiscal 2008 peak seasonal borrowing needs will be reduced by approximately $45 million as a result of cash proceeds from the transaction and the elimination of the working capital requirement for Nu-Gro in the 2008 lawn and garden selling season.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2007 and 2006, we, with the assistance of independent third party valuation specialists, tested our goodwill and indefinite-lived intangible assets and, as a result of this testing, we recorded non-cash pretax impairment charges of approximately $238 million and $433 million in Fiscal 2007 and 2006, respectively. Future cash expenditures will not result from these impairment charges. There were no impairment charges recognized in Fiscal 2005 as a result of our testing. See “Critical Accounting Policies—Valuation of Assets and Asset Impairment” below as well as Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies.

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs.

Fiscal 2007. In connection with our announcement that we would manage our business in three vertically integrated, product-focused reporting segments our costs related to research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which had previously been included in our corporate reporting segment are now included in each of the operating segments on a direct as incurred basis. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”), including a headcount reduction of approximately 150 employees.

We have also implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin America Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. As a result, we reduced headcount in Latin America by approximately 100 employees.

Fiscal 2006. As a result of our continued concern regarding the European economy and the continued shift by consumers from branded to private label alkaline batteries, we announced a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). These initiatives include the reduction of certain operations at our Ellwangen, Germany packaging center and relocating those operations to our Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring the sales, marketing and support functions. As a result, we have reduced headcount in Europe by approximately 350 employees or 24%.

Fiscal 2005. In connection with the acquisitions of United and Tetra in 2005, we announced a series of initiatives to optimize the global resources of the combined United and Spectrum companies. These initiatives included: integrating all of United’s home and garden business’ administrative services, sales and customer service functions into our North America headquarters in Madison, Wisconsin; converting all of our information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United’s pet supply business’ and Tetra’s administrative, manufacturing and distribution facilities. In addition, certain corporate finance functions were shifted to our global headquarters in Atlanta, Georgia.

As previously disclosed, effective October 1, 2006, we reflected the operations of our Home and Garden Business as discontinued operations. See Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our assets held for sale and discontinued operations. As a result, as of October 1, 2006, initiatives to integrate the activities of our Home and Garden Business into our operations in Madison, Wisconsin have been suspended as we focus on separating this discontinued business from our continuing operations.

Our integration activities within Global Pet Supplies are substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania; one pet supply facility was closed in 2006 in Hauppauge, New York; and one pet supply facility was closed in Fiscal 2007 in Moorpark, California.

In 2005, we also announced the closure of a zinc carbon manufacturing facility in France.

Meeting Consumer Needs through Technology and Development

We continue to focus our efforts on meeting consumer needs for our products through new product development and technology innovations. Research and development efforts associated with our electric shaving and grooming products allow us to deliver to the market unique cutting systems. Research and development efforts associated with our electric personal care products allow us to deliver to our customers products that save them time, provide salon alternatives and enhance their in-home personal care options. We are continuously pursuing new innovations for our shaving, grooming and hair care products including foil and rotary shaver improvements, trimmer enhancements and technologies that deliver skin and hair care benefits.

During Fiscal 2007, we introduced a new men’s shaving system designed for young men, called “Code,” which is specifically targeted to the transitional skin of teenagers and young adults. We also introduced the world’s first electric shaver with a disposable head, called “CleanExchange” that we believe provides a closer and more comfortable male shaving experience and will also establish a consistent recurring revenue stream on a per-customer basis, atypical for the electric razor market. Advancements in shaver blade coatings continued to be significant with further introductions of Titanium, Nano-Diamond, Nano-Silver and Tourmaline on a variety of products, which allow us to continue to launch new products or product enhancements into the market place.

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

Competitive Landscape

We compete in seven major product categories. Our continuing operations include the following five major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care products; and portable lighting. Our discontinued operations include the lawn and garden and household insect control product categories that are sold through our Home and Garden Business.

The consumer battery product category consists of non-rechargeable alkaline or zinc carbon batteries in cell sizes of AA, AAA, C, D and 9-volt, and specialty batteries, which include rechargeable batteries, hearing aid batteries, photo batteries and watch/calculator batteries. Most consumer batteries are marketed under one of the following brands: Rayovac/VARTA, Duracell, Energizer or Panasonic. In addition, some retailers market private label batteries, particularly in Europe. The majority of consumers in North America and Europe purchase alkaline batteries. The Latin America market consists primarily of zinc carbon batteries but is gradually converting to higher-priced alkaline batteries as household disposable income grows.

We believe that we are the largest worldwide marketer of hearing aid batteries and that we continue to maintain a leading global market position. We believe that our close relationship with hearing aid manufacturers and other customers, as well as our product performance improvements and packaging innovations, position us for continued success in this category.

Our global pet supplies business comprises aquatics equipment (aquariums, filters, pumps, etc.), aquatics consumables (fish food, water treatments and conditioners, etc.) and specialty pet products for dogs, cats, birds and other small domestic animals. The pet supply market is extremely fragmented, with no competitor holding a market share greater than twenty percent. We believe that our brand positioning, including the leading global aquatics brand in Tetra, our diverse array of innovative and attractive products and our strong retail relationships and global infrastructure will allow us to remain competitive in this fast growing industry.

We also operate in the shaving and grooming and personal care product category, consisting of electric shavers and accessories, electric grooming products and hair care appliances. Electric shavers include men’s and women’s shavers (both rotary and foil design) and electric shaver accessories consisting of shaver replacement parts (primarily foils and cutters), pre-shave products and cleaning agents. Electric shavers are marketed primarily under one of the following global brands: Remington, Braun and Norelco. Electric grooming products include beard and mustache trimmers, nose and ear trimmers, body groomers and haircut kits and related accessories. Hair care appliances include hair dryers, straightening irons, styling irons and hair-setters. Europe and North America account for the majority of our worldwide product category sales.

Products in our lawn and garden category are sold through our Home and Garden Business, which we have classified as discontinued operations. The Home and Garden Business manufactures and markets lawn and garden care products including fertilizers, herbicides, outdoor and indoor insect control products, rodenticides, plant foods, potting soil and other growing media and grass seed. The Home and Garden Business operates in the U.S. market under the brand names Spectracide, Cutter, Garden Safe and Schultz. The Home and Garden Business also has exclusive brand arrangements for our Vigoro brand at The Home Depot, for our Sta-Green brand at Lowe’s and for our Expert Gardener brand at Wal-Mart. The Home and Garden Business’ marketing position is primarily that of a value brand, enhanced and supported by innovative products and packaging to drive sales at the point of purchase. The Home and Garden Business’ primary competitors in the lawn and garden category include The Scotts Miracle-Gro Company and Central Garden & Pet Company. Our primary competitor in the outdoor and indoor insect control products category is S.C. Johnson & Son, Inc.

The following factors contribute to our ability to succeed in these highly competitive product categories:

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

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior manager has more than 20 years of experience at Spectrum, VARTA, Remington or other branded consumer product companies such as Regina, Newell Rubbermaid, H.J. Heinz, Schering-Plough and Chemtura.

Seasonal Product Sales

On a consolidated basis our financial results are approximately equally weighted between quarters; however, certain of our products experience seasonal sales fluctuations. Sales in the battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be seasonal, with purchases of such products by consumers concentrated in the December holiday season. Pet supplies and personal care sales remain fairly constant throughout the year. Demand for our lawn and garden and household insect control products sold through the Home and Garden Business, which we have designated as discontinued operations, typically peaks during the first six months at the calendar year (Spectrum’s second and third fiscal quarters). The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2007	2006	2005
December	28%	30%	28%
March	22%	22%	20%
June	22%	22%	25%
September	28%	26%	27%

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Highlights of consolidated operating results

During Fiscal 2007, we approved and initiated a plan to sell our Home and Garden Business and as a result, we have designated our Home and Garden Business as discontinued operations. Consequently, the results of our Home and Garden Business for Fiscal 2007 are presented in our Consolidated Statements of Operations as discontinued operations. The results of our Home and Garden Business in Fiscal 2006 and 2005 have been reclassified to conform to the Fiscal 2007 classification. In addition, during Fiscal 2006, we designated Nu-Gro Pro and Tech as discontinued operations consistent with our decision to sell these businesses. Consequently, the results of Nu-Gro Pro and Tech for Fiscal 2006 are reflected in our Consolidated Statements of Operations as discontinued operations. The results of Nu-Gro Pro and Tech in Fiscal 2005 have been reclassified to conform to the Fiscal 2006 classification. Unless specifically stated otherwise, all discussions in this section regarding Fiscal 2007, 2006 and 2005 operating results reflect results only from our continuing operations. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our discontinued Home and Garden Business and Nu-Gro Pro and Tech businesses.

Net Sales. Net sales for Fiscal 2007 increased to $1,995 million from $1,895 million in Fiscal 2006, a 5% increase. The following table details the principal components of the change in net sales from Fiscal 2006 to Fisca1 2007 (in millions):

Net Sales
Fiscal 2006 Net Sales	$1,895
Increase in Pet supplies sales	11
Increase in Global Batteries & Personal Care Remington branded product sales	37
Decrease in Global Batteries & Personal Care alkaline battery sales	(17)
Foreign currency impact, net	66
Other, net	3

Fiscal 2007 Net Sales	$1,995

Consolidated net sales by product line for Fiscal 2007 and 2006 are as follows (in millions):

	Fiscal Year
	2007	2006
Product line net sales
Consumer batteries	$882	$861
Pet supplies	563	543
Electric shaving and grooming	268	252
Electric personal care	187	151
Portable lighting	95	88

Total net sales to external customers	$1,995	$1,895

Global consumer battery sales increased $21 million, or 2%, primarily driven by a favorable foreign exchange impact of $37 million coupled with growth in Latin America due to favorable pricing, volume growth and product mix. This increase was tempered by declines in alkaline battery sales in North America, as a result of lost distribution, coupled with declines in alkaline battery sales in Europe which were driven by (i) the continued shift in distribution channels from electronic specialty and photo stores to deep discount and food retail channels and (ii) the continued shift in product mix due to consumer preferences for lower-priced private label batteries. Both issues are more fully discussed in “Segment Results” below. Sales of portable lighting products in Fiscal 2007 increased $7 million, or 8%, driven by new product launches. The increase in electric shaving and grooming sales of $16 million, or 6%, is primarily attributable to distribution expansion in our Latin America and European markets. The strong increase in electric personal care sales of $37 million, or 25%, was due to our increased market share. We experienced double digit percentage growth in electric personal care sales in all geographic regions. The $20 million, or 4%, increase in pet supplies sales was primarily due to growth in companion animal sales, driven by our Dingo brand, coupled with the introduction of companion animal products to the European market.

Gross Profit. Gross profit for Fiscal 2007 was $736 million versus $707 million for Fiscal 2006. Our gross profit margin for Fiscal 2007 decreased to 36.9% from 37.3% in Fiscal 2006. Higher zinc prices, a key raw material in the production of our batteries, reduced Fiscal 2007 gross profit by approximately $13 million, net of our hedges, when compared to Fiscal 2006. Included in Fiscal 2007 and Fiscal 2006 were restructuring and related charges of approximately $31 million, and $23 million, respectively. These restructuring and related charges were associated with the various cost cutting initiatives in connection with our global realignment announced in January 2007, ongoing integration activities of our Global Pet Supplies, which are substantially complete, and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges. Higher battery pricing in North America and Latin America contributed positively to gross profit margin but was off-set by higher commodity costs. We do not currently anticipate additional restructuring charges.

Operating Expense. Operating expenses for Fiscal 2007 totaled $898 million versus $1,026 million for Fiscal 2006. This $128 million decrease in operating expenses for Fiscal 2007 versus Fiscal 2006 was primarily driven by a decrease of $195 million in impairment charges. Impairment charges in Fiscal 2007 were $238 million versus $433 million in Fiscal 2006. In both Fiscal 2007 and Fiscal 2006 the impairment charges were non-cash charges and related to the write down of the carrying value of goodwill and indefinite-lived intangible assets to fair value in accordance with SFAS 142. See “Goodwill and Intangibles Impairment” below, as well as Note 2(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges. Off-setting the decrease in impairment charges were (i) increases in advertising and marketing expenses in Fiscal 2007 of approximately $8 million to support our new Remington, Rayovac and VARTA marketing campaigns, (ii) increases in restructuring and related charges of approximately $48 million, rising to $60 million in Fiscal 2007 from $12 million in Fiscal 2006 and (iii) increases resulting from the write off of professional fees during Fiscal 2007, which totaled approximately $4 million and are included in general and administrative expense, in connection with our strategic decision to dispose of our Home and Garden Business. The restructuring and related charges incurred in Fiscal 2007 were primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007, ongoing integration of our Global Pet Supplies and rationalization of our Global Batteries & Personal Care European and Latin America manufacturing support, sales and marketing organizations. The restructuring and related charges incurred in Fiscal 2006 were primarily attributable to the ongoing integration of our Global Pet Supplies and rationalization of our Global Batteries & Personal Care European manufacturing, support, sales and marketing organization. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Loss. An operating loss of approximately $162 million was recognized in Fiscal 2007 as compared to an operating loss in Fiscal 2006 of $319 million. The Fiscal 2007 operating loss is directly attributable to the impact of the previously discussed non-cash impairment charge of $238 million, coupled with restructuring and related charges of $91 million. The Fiscal 2006 operating loss is directly attributable to the previously discussed non-cash impairment charge of approximately $433 million coupled with restructuring and related charges of $35 million.

Segment Results. As discussed above in Item 1, Business, in Fiscal 2007, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) Home and Garden Business. The presentation of all historical segment reporting herein has been reclassified to conform to this segment reporting.

However, we do not present results of our Home and Garden Business in “Segment Results” because we have designated it as discontinued operations. For additional information about the results of operations for our Home and Garden Business in Fiscal 2007, Fiscal 2006 and Fiscal 2005, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K .

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of our operating segments discussed above, in Fiscal 2007 expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expenses, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for Fiscal 2006 and 2005 have been reclassified to conform to the changes described above.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 13, Segment Information, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Batteries & Personal Care

	2007	2006
	(in millions)
Net sales to external customers	$1,431	$1,352
Segment profit	$144	$117
Segment profit as a % of net sales	10.0%	8.7%
Assets as of September 30,	$1,329	$1,549

Segment net sales to external customers in Fiscal 2007 increased $79 million to $1,431 million from $1,352 million during Fiscal 2006, representing a 6% increase. Favorable foreign currency exchange translation impacted net sales in Fiscal 2007 by approximately $58 million. Battery sales for Fiscal 2007 were slightly up to $881 million when compared to Fiscal 2006 sales of $861 million, principally due to increases in Latin America of $24 million, which were driven by favorable pricing, volume growth and product mix. These increases were tempered by declines in North America sales of $8 million associated with lost distribution as well as in Europe of $25 million driven by (i) our continued exit from the low margin private label battery businesses, (ii) the continued shift in European distribution channels from electronic specialty stores and photo stores to discount channels and (iii) the continued shift in product mix due to consumer preferences for lower-priced private label batteries. Net sales of electric shaving and grooming products in Fiscal 2007 increased by $16 million, or 6%, as the result of the growth in our Latin America and European markets. Electric personal care sales increased by $37 million, an increase of 26% over Fiscal 2006, driven by our expanded global distribution in conjunction with our investments in brand development. Net sales of portable lighting products for Fiscal 2007 increased to $95 million as compared to sales of $88 million for Fiscal 2006. The sales increase was driven by new product launches and occurred in all geographic regions.

Segment profitability in Fiscal 2007 increased to $144 million from $117 million in Fiscal 2006. Segment profitability as a percentage of net sales increased to 10.0% in Fiscal 2007 as compared with 8.7% in Fiscal 2006. The increase in segment profitability for Fiscal 2007 was the result of higher gross profit, driven by sales increases, which more than offset increases in raw material commodity costs, coupled with savings from our Fiscal 2006 Global Batteries & Personal Care restructuring initiatives and our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges. The cost reductions noted above were slightly offset by our increased investment in marketing and advertising expenses of $8 million associated with our new Rayovac, VARTA and Remington marketing campaigns.

Segment assets at September 30, 2007 decreased to $1,329 million from $1,549 million at September 30, 2006. The decrease is primarily attributable to the non-cash impairment of goodwill and certain trade name intangible assets in Fiscal 2007. See “Goodwill and Intangibles Impairment” below as well Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Batteries & Personal Care. Goodwill and intangible assets at September 30, 2007 total approximately $525 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products and Microlite acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2007, these amounts totaled approximately $33 million and are included in Other long-term liabilities in the Consolidated Balance Sheets included in this Annual Report on Form 10-K.

Global Pet Supplies

	2007	2006
	(in millions)
Net sales to external customers	$563	$543
Segment profit	$71	$72
Segment profit as a % of net sales	12.6%	13.3%
Assets as of September 30,	$1,202	$1,171

Segment net sales to external customers in Fiscal 2007 increased to $563 million from $543 million in Fiscal 2006, representing an increase of $20 million or 4%. Favorable foreign currency exchange translation impacted net sales in Fiscal 2007 by approximately $8 million. The increase in net sales in Fiscal 2007 was primarily driven by growth of 10% in our companion animal products, principally due to sales increases of our Dingo brand, coupled with the introduction of companion animal products in Europe. Worldwide aquatic sales increased approximately $3 million, or 1%, as 17% growth in European aquatic sales was tempered by sales declines in the North American aquatic market.

Segment profitability in Fiscal 2007 decreased to $71 million from $72 million in Fiscal 2006. Segment profitability as a percentage of sales in Fiscal 2007 decreased to 12.6% from 13.3% in the same period last year. This decrease in segment profitability was due to increased spending on marketing and advertising coupled with increases in manufacturing and distribution costs, primarily resulting from challenges encountered in our initiative to consolidate distribution and manufacturing facilities. These costs were somewhat tempered by a curtailment gain of approximately $3 million related to the termination of a post-retirement benefit plan.

Segment assets as of September 30, 2007 increased to $1,202 million from $1,171 million at September 30, 2006. The increase is primarily due to the impact of foreign currency translation. Goodwill and intangible assets as of September 30, 2007 total approximately $964 million and primarily relate to the acquisitions of Tetra and the United Pet Group division of United.

Corporate Expense. Our corporate expenses in Fiscal 2007 increased to $47 million from $41 million in Fiscal 2006. The increase in expense for Fiscal 2007 is due to professional fees incurred in connection with our strategic decision to dispose of the Home and Garden Business, increased management incentive compensation expense accruals related to the achievement of current year bonus targets and increased compensation expense related to certain global long-term incentive plans. No such accruals for management incentive compensation expense were included in corporate expense in Fiscal 2006 as performance measures were not achieved. These increases in Fiscal 2007 were somewhat offset by savings associated with the global realignment announced in January 2007 and a curtailment gain of approximately $2 million related to the termination of a U.S. post-retirement benefit plan. Our corporate expense as a percentage of net sales in Fiscal 2007 increased to 2.4% from 2.2% in Fiscal 2006.

Restructuring and Related Charges. See Note 16, Restructuring and Related Charges of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in 2007 and 2006 (in millions):

	2007	2006
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$—	$0.3
Other associated costs	0.5	—
United & Tetra integration:
Termination benefits	0.2	5.4
Other associated costs	13.0	1.8
European initiatives:
Termination benefits	7.5	15.0
Other associated costs	0.3	—
Latin America initiatives:
Termination benefits	0.7	—
Other associated costs	9.8	—
Global Realignment initiatives:
Termination benefits	(0.7)	—

Total included in cost of goods sold	$31.3	$22.5

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$1.0	$2.5
Other associated costs	8.4	1.8
European initiatives:
Termination benefits	—	7.9
Other associated costs	(1.3)	—
Latin America initiatives:
Termination benefits	0.4	—
Other associated costs	—	—
Global Realignment:
Termination benefits	47.6	—
Other associated costs	3.6	—

Total included in operating expenses	$59.7	$12.2

Total restructuring and related charges	$91.0	$34.7

As discussed above, our integration activities within Global Pet Supplies are substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. One pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in Fiscal 2007 in Moorpark, California. We incurred approximately $22 million and $9 million of pretax restructuring and related charges during Fiscal 2007 and 2006, respectively in connection with these integration activities. Costs associated with these integration initiatives totaled approximately $32 million.

In connection with the European Initiatives, we incurred approximately $7 million and $21 million of pretax restructuring and related charges during Fiscal 2007 and 2006, respectively. Costs associated with these initiatives, primarily cash severance, totaled approximately $28 million, and have been fully accrued.

In connection with the Latin America Initiatives, we incurred approximately $11 million of pretax restructuring and related charges during Fiscal 2007. Costs associated with these initiatives are fully accrued.

As a result of the Global Realignment Initiatives, we incurred approximately $51 million of pretax restructuring and related charges during Fiscal 2007. Costs associated with the Global Realignment Initiatives, which for the most part represent cash costs, relate primarily to severance and are projected to total approximately $59 million.

Goodwill and Intangibles Impairment. SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2007 and 2006, we, with the assistance of independent third party valuation specialists, tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $238 million and $433 million in Fiscal 2007 and 2006, respectively. The $238 million impairment charge incurred in Fiscal 2007 reflects goodwill associated with our North America reporting unit, which is included as part of our Global Batteries & Personal Care reportable segment, coupled with an impairment of trade name intangible assets primarily associated with our Global Batteries & Personal Care business segment. The $433 million non-cash pretax impairment charge incurred in Fiscal 2006 reflects impaired goodwill of $353 million of which $235 million relates to our Global Pet Supplies business segment and $118 million relates to our Latin America reporting unit, which is included as part of our Global Batteries & Personal Care reportable segment. The remaining charge of $80 million relates to impaired trade name intangible assets of which $35 million is associated with our Global Pet Supplies business segment and $45 million is associated with our Latin America and Europe/ROW reporting units, both of which are included as part of our Global Batteries & Personal Care reportable segment. Future cash expenditures will not result from these impairment charges. See Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

Interest Expense. Interest expense in Fiscal 2007 increased to $195 million from $123 million in Fiscal 2006. The increase was partly due to the write-off of debt issuance costs of $25 million and prepayment penalties of $12 million. These charges were incurred in connection with the refinancing of our previously existing senior credit facilities and the exchange of our 8 1/2% Senior Subordinated Notes due 2013 for the New Notes, pursuant to the terms of an exchange offer, both of which occurred on March 30, 2007 described below in “Liquidity and Capital Resources.” In addition, interest expense in Fiscal 2007 was higher due to higher interest rates and higher average debt balances. See Note 7, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the refinancing and the Exchange Offer.

Other Income, net. Other income, net for Fiscal 2007 includes foreign exchange loss of $5 million off-set by interest income of $3 million and other miscellaneous income. Fiscal 2006 other income, net includes the benefit of two asset sales. We recognized a net gain of approximately $8 million on the sale of our Bridgeport, CT manufacturing facility, which was acquired as part of the Remington Products acquisition, and subsequently closed in our fiscal year ended September 30, 2004, and our Madison, WI packaging facility, which was closed in our fiscal year ended September 30, 2003. Prior to these sales, these assets were included in assets held for sale in our Consolidated Balance Sheets included in this Annual Report on Form 10-K.

Income Taxes. Our effective tax rate on losses from continuing operations is approximately (15.7%) for Fiscal 2007. Our effective tax rate on income from continuing operations was approximately 5% for Fiscal 2006. The primary drivers of the change in our effective tax rate consist of additional tax expense recorded related to an increase in the valuation allowance associated with our U.S. deferred tax assets and the tax impact of the impairment charges recorded in Fiscal 2007 for certain non-deductible goodwill.

As of September 30, 2007, we have U.S. federal and state net operating loss carryforwards of approximately $763 and $1,141 million, respectively, which will expire between 2008 and 2027, and we have foreign net operating loss carryforwards of approximately $117 million, which will expire beginning in 2008. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2006 we had U.S. federal, foreign and state net operating loss carryforwards of approximately $464, $110 and $852 million, respectively, which, at that time, were scheduled to expire between 2008 and 2026. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a portion of these net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we recorded an approximately $157 million non-cash deferred income tax charge related to a valuation allowance against U.S. net deferred tax assets during the fourth quarter of Fiscal 2007. In addition, we recorded a non-cash deferred income tax charge of approximately $7 million in the fourth quarter of Fiscal 2007 related to an increase in the valuation allowance against our net deferred tax assets in Mexico. In addition to these valuation allowances, we have also recorded valuation allowances, primarily related to net operating loss carryforwards, in Brazil, Argentina, Chile and Canada. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, is approximately $307 million at September 30, 2007. Of this amount, approximately $235 million relates to U.S. net deferred tax assets and approximately $72 million relates to foreign net deferred tax assets.

SFAS 142 requires companies to test goodwill and indefinite-lived assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2007 and 2006, the Company recorded non-cash pretax impairment charges of approximately $238 million and $433 million, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was limited to a deferred tax benefit of approximately $30 million and $43 million respectively, because a significant portion of the impaired assets are not deductible for tax purposes.

Discontinued Operations. In the third quarter of Fiscal 2007, we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell our Home and Garden Business. Accordingly, we have designated our Home and Garden Business as discontinued operations. Fiscal 2007 reflects a loss from discontinued operations of approximately $185 million, net of tax, which includes a non-cash pretax charge of $169 million to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Home and Garden Business in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values, taking into account current market conditions provided by independent third party advisors. If and when a sale is consummated the actual fair value at that time may vary from the estimated fair value reflected herein. Net sales related to discontinued operations totaled $659 million in Fiscal 2007.

Our Fiscal 2007 loss from discontinued operations includes an income tax benefit of $6 million, which includes a $54 million non-cash deferred income tax charge related to increasing the valuation allowance against U.S. deferred tax assets related to our Home and Garden Business, coupled with an income tax benefit of $53 million, which was recorded in connection with the non-cash impairment charge to reduce the carrying value of certain assets, principally goodwill and intangible assets related to the Home and Garden Business. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report of Form 10-K for additional information regarding the income tax benefit.

Our loss from discontinued operations of approximately $19 million, net of tax, for Fiscal 2006 reflects (i) a loss from discontinued operations of $6 million, net of tax, relating to the sale of Nu-Gro Pro and Tech, which closed in January 2006, and includes a loss on sale of $4 million, and (ii) a loss from discontinued operations of $13 million, net of tax, relating to our Home and Garden Business. Net sales related to discontinued operations totaled $673 million in Fiscal 2006. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these discontinued operations.

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Highlights of consolidated operating results

Year- over- year historical comparisons are influenced by our acquisitions of United, Tetra and Jungle Labs acquired on February 7, 2005, April 29, 2005 and September 1, 2005, respectively. The results of these acquisitions are included in our Fiscal 2006 Consolidated Statement of Operations for the full fiscal year but only in prior year results for the period subsequent to their respective dates of acquisition. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these acquisitions.

During Fiscal 2007, we designated our Home and Garden Business as discontinued operations consistent with our plan to sell the business. Consequently, the results of operations of our Home and Garden Business are reflected in our Consolidated Statements of Operations as discontinued operations. The results of our Home and Garden Business in Fiscal 2006 and Fiscal 2005 have been reclassified to conform to the Fiscal 2007 classification. In addition, during Fiscal 2006, Nu-Gro Pro and Tech was presented as discontinued operations consistent with our decision to sell this business. Consequently, the results of these operations are reflected in our Consolidated Statements of Operations as discontinued operations. The results of Nu-Gro Pro and Tech in Fiscal 2005 have been reclassified to conform to the Fiscal 2006 classification. As a result, and unless specifically stated otherwise, all discussions regarding Fiscal 2006 and Fiscal 2005 operating results reflect results from our continuing operations. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on our discontinued Home and Garden Business and Nu-Gro Pro and Tech.

Net Sales. Net sales for Fiscal 2006 increased to $1,895 million from $1,762 million in Fiscal 2005 reflecting an 8% increase. Businesses acquired in Fiscal 2005 contributed $244 million to 2006 net sales during the months these businesses were included in Fiscal 2006 but not included in Fiscal 2005 net sales. The following table details the principal components of the change in net sales from Fiscal 2005 to Fisca1 2006 (in millions):

Net Sales
Fiscal 2005 Net Sales	$1,762
Impact of United acquisition from October 2005—January 2006	100
Impact of Tetra acquisition from October 2005—April 2006	132
Impact of Jungle Labs acquisition from October 2005—August 2006	12
Increase in Pet products sales, excluding impact of Tetra, United and Jungle Labs acquisitions	14
Decline in Global Batteries & Personal Care Remington branded product sales	(14)
Decline in Global Batteries & Personal Care battery sales	(107)
Foreign currency impact, net	(3)
Other, net	(1)

Fiscal 2006 Net Sales	$1,895

Consolidated net sales by product line for Fiscal 2006 and Fiscal 2005 are as follows (in millions):

	Fiscal Year
	2006	2005
Product line net sales
Consumer batteries	$861	$968
Pet supplies	543	286
Electric shaving and grooming	252	273
Electric personal care	151	141
Portable lighting	88	94

Total net sales to external customers	$1,895	$1,762

Segment net sales to external customers in Fiscal 2006 increased to $1,895 million from $1,762 million during Fiscal 2005. Consumer battery sales for Fiscal 2006 were down to $861 million when compared to Fiscal 2005 sales of $968 million. The decline in consolidated consumer battery sales was due primarily to an $89 million decline in Europe/ROW battery sales and an $18 million decline in North America alkaline battery sales. Europe/ROW battery sales declined in Fiscal 2006 as we experienced a product mix shift from branded batteries to lower-priced private label batteries and exited some low margin private label alkaline business. In addition, in Fiscal 2006 European consumers began to shift their purchasing habits from high end electronic specialty stores and photo stores, where we enjoy strong market shares, to deep discount and food retail channels where we do not have as strong a presence. The decline in our North America alkaline battery sales was driven by a number of factors, but primarily due to a reduction of inventory levels at certain retailers in North America, lost distribution and the completion of our transition to a new alkaline marketing strategy in North America, centered around an improved value position, which took longer than anticipated. Our previous alkaline marketing strategy of “50% More” focused on the cost of our product to the customer while our current alkaline marketing strategy, which was introduced in Fiscal 2006, “Same Performance, Better Price,” was designed to highlight the fact that battery performance tests show that our alkaline batteries perform as well as the leading alkaline battery brands and are offered at better prices. We experienced decreased battery sales as a result of the change in packaging and pricing from the “50% More” strategy to the “Same Performance, Better Price” strategy as customers and consumers adjusted to the new message and the related changes in our pricing and package sizes. During this transition, some of the existing inventories of “50% More” alkaline battery products were heavily promoted to sell and others were sold to discounters at prices lower than the prices we would have typically received in the marketplace. The decline in consolidated electric shaving and grooming sales was primarily attributable to a $28 million decline in North America sales driven by lower than expected sales of Remington men’s shaving products, primarily during the 2006 Father’s Day holiday and 2005 Christmas holiday. These declines were partly offset by a $14 million increase in sales of Remington branded products in Latin America as we continued the introduction of Remington branded products throughout that region.

During the fourth quarter of Fiscal 2006, the North American consumer battery business showed some signs of improvement. Fourth quarter Fiscal 2006 battery sales in North America increased by approximately 16% over the prior year’s fourth quarter due primarily to the non-reoccurrence of certain retailer inventory reductions which began in the fourth quarter of 2005. In the fourth quarter of Fiscal 2006, we benefited from strong customer acceptance of our new Rayovac marketing campaign referenced above.

Gross Profit. Gross profit margin for Fiscal 2006 decreased slightly to 37.3% compared to our Fiscal 2005 gross profit margin of 38.3%. Our Fiscal 2006 gross profit margin was impacted by approximately $22 million of restructuring and related charges, primarily related to a series of initiatives in Europe to reduce operating costs and rationalize our manufacturing structure as well as the costs associated with our integration of United and Tetra. Our Fiscal 2005 gross margin was impacted by charges recognized in cost of goods sold related to inventory acquired as part of the Tetra and United acquisitions. In accordance with generally accepted accounting principles in the United States of America, this inventory was revalued as part of the purchase price allocation.

For Fiscal 2005, this accounting treatment resulted in an increase in acquired inventory of $8 million and $29 million for Tetra and United, respectively. These inventory valuation adjustments were non-cash charges. We also incurred approximately $10 million of restructuring and related charges during Fiscal 2005 related to the closing of a zinc carbon manufacturing facility in Breitenbach, France. See “Restructuring and Related Charges” below as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

In addition to the items discussed above, our gross profit margin in Fiscal 2006 included a seven month benefit from higher margin Tetra pet product sales during the comparable months not owned in Fiscal 2005. This benefit, however, was more than offset by declines in gross margins on our consumer battery, electric shaving and grooming and electric personal care products. The decline in consumer battery gross margins was driven by higher raw material costs, primarily zinc, reduced utilization of our manufacturing facilities due to volume declines and the previously mentioned shift in European product mix and distribution channels. Higher prices of zinc negatively impacted Fiscal 2006 gross profit by approximately $18 million. Electric shaving and grooming and electric personal care margins declined primarily as a result of consumers purchasing lower margin products.

Operating (Loss) Income. An operating loss of approximately $319 million was recognized in Fiscal 2006 as compared to operating income in Fiscal 2005 of $154 million. The Fiscal 2006 operating loss is directly attributable to a non-cash pretax impairment charge of approximately $433 million for certain trade name intangible assets and goodwill written down to fair value in accordance with SFAS 142. See “Goodwill and Intangibles Impairment” below for further details on this impairment charge. Also included in operating expenses in Fiscal 2006 were approximately $12 million of restructuring and related charges primarily related to a series of initiatives in Europe to reduce operating costs and rationalize our manufacturing structure as well as the costs associated with our integration of United and Tetra. Included in operating expenses in Fiscal 2005 were approximately $6 million of restructuring and related charges primarily incurred in connection with United integration initiatives. See “Restructuring and Related Charges” below as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on form 10-K for additional information regarding our restructuring and related charges. In addition to the items discussed above, operating expenses as a percentage of net sales in Fiscal 2006 increased due to increased distribution costs which totaled approximately $216 million, or 8.5% of sales, in Fiscal 2006 versus $162 million, or 7.0% of sales, in the prior year. Fiscal 2006 distribution costs were well above historical levels as we incurred increased fuel costs and above normal shipping and delivery costs in North America in our Global Batteries & Personal Care and Global Pet Supplies segment during the peak selling season to meet customer needs. All other operating expenses as a percentage of net sales in Fiscal 2006 were in line with Fiscal 2005 percentages.

Segment Results. As discussed above in Item 1, Business, as of January 1, 2007, we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) the Home and Garden Business. The presentation of all historical segment reporting herein has been changed to conform to this segment reporting. However, we will not present results of our Home and Garden Business in “Segment Results” because it has been designated as discontinued operations. For additional information about the results of operations for our Home and Garden Business please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. See Note 13, Segment Information, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information relating to our business segments.

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of our operating segments discussed above, in Fiscal 2007 expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expenses, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for Fiscal 2006 and 2005 have been reclassified to conform to the changes described above.

Global Batteries & Personal Care

	2006	2005
	(in millions)
Net sales to external customers	$1,352	$1,477
Segment profit	$117	$176
Segment profit as a % of net sales	8.7%	11.9%
Assets as of September 30,	$1,549	$1,504

Segment net sales to external customers in Fiscal 2006 decreased to $1,352 million from $1,477 million during Fiscal 2005. Unfavorable foreign currency exchange translation impacted net sales in Fiscal 2006 by approximately $9 million. Consumer battery sales for Fiscal 2006 were down to $861 million when compared to Fiscal 2005 sales of $968 million. The decline in consolidated consumer battery sales was due primarily to an $89 million decline in Europe/ROW battery sales and an $18 million decline in North America alkaline battery sales. The entire $89 million decline in Europe/ROW battery sales occurred in continental Europe as a result of: (i) our decision to exit certain low margin private label alkaline battery businesses; (ii) a shift in European distribution channels from electronic specialty stores and photo stores, where we enjoy strong market shares, to deep discount and food retail channels where we have not established as strong a presence; and (iii) a shift in product mix due to consumer preferences for lower-priced private label batteries. The decline in our North America alkaline battery sales was driven by a number of factors, primarily a reduction of inventory levels at certain retailers in North America, lost distribution and the completion of our transition to a new alkaline marketing strategy in North America centered around an improved value position, as described above, which took longer than anticipated.

Consolidated electric shaving and grooming sales were also down in Fiscal 2006 as compared to Fiscal 2005. The sales decline was primarily attributable to a $28 million decline in North America sales, which was driven by lower than expected sales of Remington men’s shaving products, primarily during the 2006 Father’s Day holiday and 2005 Christmas holiday. European sales of our Remington branded shaving, grooming and personal care products increased by approximately 1%, excluding the impact of currency. Excluding Remington branded sales in the United Kingdom and the impact of currency, net sales of Remington branded products in the remainder of the Europe/ROW segment increased 26% in Fiscal 2006 as compared to Fiscal 2005 as we continued to expand distribution across continental Europe, driven by our investments in brand development. In the United Kingdom, net sales decreased $22 million during the year, as result of our inability to sustain increased sales levels which resulted from the successful launch of a line of personal care products in Fiscal 2005. In Latin America, sales of Remington branded products increased by approximately $14 million as we continued the introduction of Remington branded products throughout that region.

Segment profitability in Fiscal 2006 decreased to $117 million from $176 million in Fiscal 2005. Segment profitability as a percentage of net sales decreased to 8.7% in Fiscal 2006 as compared with 11.9% in Fiscal 2005. The decrease in segment profitability for Fiscal 2006 was the result of increased commodity costs and reduced utilization of our manufacturing facilities due to sales volume declines, which reduced our gross profit and gross profit margins as compared to Fiscal 2005. As a result of our ongoing concern regarding the European battery market, we announced a series of initiatives in 2006 to reduce operating costs and rationalize our operating structure in Europe.

Segment assets at September 30, 2006 increased to $1,549 million from $1,504 million at September 30, 2005. The increase is primarily attributable to the impairment of goodwill and certain trade name intangible assets in Fiscal 2006. See “Goodwill and Intangibles Impairment” below as well as Note 6, Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge. Goodwill and intangible assets at September 30, 2006 total approximately $668 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products and Microlite acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” tax credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2006, these amounts totaled approximately $39 million and are included in Other long-term liabilities in the Consolidated Balance Sheets included in this Annual Report on Form 10-K.

Global Pet Supplies

	2006	2005
	(in millions)
Net sales to external customers	$543	$286
Segment profit	$72	$23
Segment profit as a % of net sales	13.3%	7.9%
Assets as of September 30,	$1,171	$791

Segment net sales to external customers in Fiscal 2006 were $543 million. This represents a $257 million increase from Fiscal 2005. This increase is due to the inclusion of the acquired businesses of Tetra, the United Pet Group division of United and Jungle Labs for all of Fiscal 2006 versus only a portion of Fiscal 2005. These acquired businesses contributed $243 million to net sales in Fiscal 2006 in the comparable periods during which they were not owned in Fiscal 2005. Comparing the period during Fiscal 2005 when these acquired businesses were owned to the same time period in Fiscal 2006, net sales increased $13 million. This increase is primarily the result of strong growth in specialty pet products sales of 6%, while aquatic product sales were approximately the same as in Fiscal 2005. During Fiscal 2006, we experienced growth in sales of pet supplies products in North America and Europe, offset by weakness in Japan. Unfavorable foreign currency exchange translation impacted sales by approximately $3 million.

Segment profitability in Fiscal 2006 was $72 million, or 13.3% of net sales. Our profitability in Fiscal 2005 was $23 million, or 7.9% of net sales. The aforementioned inventory purchase accounting charge in Fiscal 2005, $14 million of which related to Global Pet Supplies, reduced Fiscal 2005 segment profit as a percent of net sales by approximately 4.9%. Operating expenses as a percentage of net sales increased to approximately 30.7% in Fiscal 2006 from 28.4% in Fiscal 2005 due primarily to increased distribution costs. Distribution costs increased as we incurred increased fuel costs and other unexpected costs to meet customer needs.

Segment assets at September 30, 2006 increased to $1,171 million from $791 million at September 30, 2005. The increase in assets is primarily attributable to allocations of goodwill resulting from the acquisition of United, partly offset by the impairment of goodwill and certain trade name intangible assets in Fiscal 2006. See Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the impairment. Goodwill and intangible assets represent $930 million of total assets and arose from our acquisition of the United Pet Group division of United as part of the United acquisition on February 7, 2005 and the acquisition of Tetra on April 29, 2005. The purchase price allocations for the United and Tetra acquisitions were finalized in Fiscal 2006. See Note 17, Acquisitions, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on these acquisitions.

Corporate Expense. Our corporate expenses in Fiscal 2006 increased to $41 million from $28 million in the prior fiscal year. The increase was primarily due to higher amortization of unearned restricted stock during Fiscal 2006. Our corporate expense as a percentage of net sales in Fiscal 2006 increased to 2.0% from 1.6% in Fiscal 2005.

Restructuring and Related Charges. We incurred approximately $12 million and $7 million of pretax restructuring and related charges during Fiscal 2006 and Fiscal 2005, respectively, in connection with the integration of United and Tetra. In Fiscal 2005 we also announced the closure of a zinc carbon manufacturing facility in France. In connection with this initiative we incurred $10 million of pretax restructuring and related charges in Fiscal 2005.

As a result of the European Initiatives we incurred approximately $21 million of pretax restructuring and related charges during Fiscal 2006.

The following table summarizes all pretax restructuring and related charges we incurred in 2006 and 2005 (in millions):

	2006	2005
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$0.3	$8.3
Other associated costs	—	1.9
United & Tetra integration:
Termination benefits	5.4	0.3
Other associated costs	1.8	—
European initiatives:
Termination benefits	15.0	—

Total included in cost of goods sold	$22.5	$10.5
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$2.5	$3.1
Other associated costs	1.8	4.5
European initiatives:
Termination benefits	7.9	—
Other initiatives:
Termination benefits	—	0.2
Other associated costs	—	(1.6)

Total included in operating expenses	$12.2	$6.2

Total restructuring and related charges	$34.7	$16.7

Goodwill and Intangibles Impairment. SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, we, with the assistance of independent third party valuation specialists, conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $433 million in the fourth quarter of Fiscal 2006. The impairments will not result in future cash expenditures. See “Critical Accounting Policies—Valuation of Assets and Asset Impairment” below as well as Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the impairment charge.

Interest Expense. Interest expense in Fiscal 2006 increased to $123 million from $108 million in Fiscal 2005. This increase was primarily due to the timing of debt incurred in connection with the United and Tetra acquisitions, as an increase in LIBOR (which affected the interest rate on term loans denominated in Euros under our then existing senior credit facilities) and an increase in the interest rate spread on loans under our then existing senior credit facilities. Interest expense in Fiscal 2005 included $12 million of debt issuance costs written off in connection with our acquisitions and related debt financings.

Other Income, net. Other income, net for Fiscal 2006 includes the benefit of two asset sales which occurred during the fiscal year. We recognized a net gain of approximately $8 million on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington Products acquisition and subsequently closed in Fiscal 2004, and our Madison, WI packaging facility, which was closed in Fiscal 2003. Prior to these sales, these assets were included in assets held for sale in our Consolidated Balance Sheets included in this Annual Report on Form 10-K. Fiscal 2005 other income, net of $1 million was related primarily to foreign currency exchange gains.

Income Tax (Benefit) Expense. Our full-year effective tax rate was a tax benefit of approximately 5% in 2006 as compared with a tax expense of approximately 34% in 2005. The change in tax rate for Fiscal 2005 to 2006 was primarily a result of a significant portion of the $433 million impairment charge not being deductible for tax purposes as well as approximately $29 million of increased valuation allowances.

Discontinued Operations. Our loss from discontinued operations of approximately $19 million, net of tax, for Fiscal 2006 reflects (i) a loss from discontinued operations of $6 million, net of tax, relating to the sale of Nu-Gro Pro and Tech, which closed in January 2006 and includes a loss on sale of $4 million, and (ii) a loss from discontinued operations of $13 million, net of tax, relating to our Home and Garden Business. Net sales related to discontinued operations totaled $673 million in Fiscal 2006.

Our income from discontinued operations of approximately $17 million, net of tax, for Fiscal 2005 reflects (i) income from discontinued operations of $5 million, net of tax, related to Nu-Gro Pro and Tech from February 7, 2005, the date of acquisition, and (ii) income from discontinued operations of $12 million, net of tax, relating to our Home and Garden Business. Net sales related to discontinued operations totaled $597 million in Fiscal 2005. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these discontinued operations.

Liquidity and Capital Resources

Operating Activities. For Fiscal 2007, operating activities used cash of $36 million as compared to $45 million provided in Fiscal 2006. This change is partly due to a $15 million decrease in income from continuing operations when adjusted for non-cash items and a year-over-year increase in cash restructuring and related charges. In addition, unfavorable changes in operating assets and liabilities reduced operating cash flow by an additional $9 million as compared to Fiscal 2006. This is primarily due to an increase during Fiscal 2007 in accounts receivable and other assets and decreases in other liabilities tempered by a decrease in inventory, accounts payable and accrued liabilities. Net cash used by operating activities of discontinued operations was $17 million in Fiscal 2007 as compared to $40 million provided in Fiscal 2006. This change is due to an increase during Fiscal 2007 in accounts receivable coupled with a decrease in accounts payable.

Investing Activities. Net cash used by investing activities was $23 million for Fiscal 2007. For Fiscal 2006 investing activities provided cash of $21 million. The $43 million decline was primarily due to the non-recurrence in Fiscal 2007 of proceeds received in connection with the January 2006 sale of Nu-Gro Pro and Tech of $83 million and the sale of certain assets held for sale of $11 million. Tempering this decline was the non-

recurrence in Fiscal 2007 of payments for acquisitions of $19 million and a reduction of capital expenditures related to continuing operations. In Fiscal 2007 continuing operations capital expenditures totaled $22 million versus $55 million in Fiscal 2006. Capital expenditures associated with discontinued operations in Fiscal 2007 and Fiscal 2006 were $2 million and $5 million, respectively. Capital expenditures for Fiscal 2008 are expected to be approximately $32 million.

Debt Financing Activities

Senior Credit Facilities

During Fiscal 2007, we refinanced our outstanding senior credit facilities with new senior credit facilities pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000 million U.S. Dollar Term B Loan, a $200 million U.S. Dollar Term B II Loan (the “U.S. Dollar Term B II Loan”), a €262 million Term Loan (collectively referred to as the “Term Loan Facilities”), and a $50 million synthetic letter of credit facility. The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, pay fees and expenses in connection with the refinancing and the Exchange Offer, described below, and for general corporate purposes.

On September 28, 2007, pursuant to the terms of the Senior Credit Agreement, we entered into a $225 million U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility” and together with the credit facilities pursuant to the Senior Credit Agreement, the “Senior Credit Facilities”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan under the new senior credit facilities, which was simultaneously prepaid using cash from operations coupled with a portion of the cash on hand resulting from the refinancing in Fiscal 2007. References to our “Senior Credit Facilities” in this Annual Report on Form 10-K, refer to the new senior credit facilities discussed above as modified by the replacement of the U.S. Dollar Term B II Loan with the ABL Facility. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement, as of September 30, 2007 the Company has aggregate borrowing availability of approximately $171 million under the ABL Facility. We may increase the existing $225 million ABL Facility up to $300 million at our option upon request to our lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement.

As of September 30, 2007, the Senior Credit Facilities aggregated to a U.S. Dollar equivalent of $1,642 million and consisted of a $998 million U.S. Dollar Term B Loan, a €261 million Term Loan (USD $370 million at September 30, 2007), a $225 million U.S. Dollar ABL Facility and a $50 million synthetic letter of credit facility.

As of September 30, 2007, the Company had not made any borrowings under the ABL Credit Facility. Approximately $47 million of letters of credit were outstanding under the synthetic letter of credit facility at September 30, 2007.

In addition to principal payments, we have annual interest payment obligations of approximately $41 million associated with our debt offering of the $347 million Variable Rate Toggle Senior Subordinated Notes due 2013 and annual interest payment obligations of approximately $52 million associated with our debt offering of the $700 million 7 3/8% Senior Subordinated Notes due in 2015 (together, the “Senior Subordinated Notes”). We also incur interest on our borrowings associated with the Senior Credit Facilities, and such interest would increase borrowings under the ABL Facility if cash were not otherwise available for such payments. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of September 30, 2007, we estimate annual interest payments of approximately $128 million would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. In addition, we are required to pay a quarterly commitment fee of 0.375% on the unused portion of the ABL Facility and a quarterly fee on the lender’s commitments to the $50 million synthetic letter of credit facility of 4.15%.

Approximately $39 million of fees and expenses incurred in association with the Senior Credit Facilities have been capitalized and will be amortized over the term of the facilities. In addition, in connection with the

March 30, 2007 refinancing, approximately $16 million of debt issuance costs associated with the previously outstanding senior credit facilities were written off and are included in Interest expense in the Consolidated Statements of Operations for Fiscal 2007. Approximately $12 million of prepayment premiums in connection with repayment of the previously outstanding senior credit facilities were included in interest expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2007. In addition, approximately $1 million of fees and expenses were incurred in connection with the fourth amendment to our senior credit facilities outstanding prior to the refinancing undertaken in Fiscal 2007. As a result of the refinancing in Fiscal 2007, these fees and expenses were included in interest expense in the Consolidated Statements of Operations for Fiscal 2007.

The Term Loan Facilities are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued interest, due on March 30, 2013. Beginning with the fiscal year ended September 30, 2007, the Senior Credit Agreement provides for annual mandatory prepayments, over and above the normal amortization as a result of excess cash flow, as defined in the Senior Credit Agreement. The Senior Credit Agreement also provides for other mandatory prepayments, subject to certain exceptions and reinvestment provisions, of net proceeds as a result of certain events, including, the issuance of debt, sales of certain assets above a specified threshold, receipt of proceeds from certain casualty events and the issuance of equity interests by us or any of our subsidiaries.

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

The ABL Credit Facility includes a $60 million U.S. Dollar Letter of Credit sub-facility and a $30 million U.S. Dollar swingline loan sub-facility within the $225 million overall facility amount. The ABL Facility is subject to repayment with the final payment of all amounts outstanding, plus accrued interest, due on September 28, 2011. The ABL Facility provides for mandatory prepayments of net proceeds to the extent the borrowing base is reduced or in connection with sales of business assets.

The ABL Agreement is secured by certain of our liquid assets, including, among other things, deposit accounts and substantially all of our domestic trade receivables and inventory and contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.

As of September 30, 2007, we were in compliance with all covenants associated with the Senior Credit Facilities.

Senior Subordinated Notes

Beginning on March 16, 2007, we conducted an offer to exchange the entire $350 million of outstanding principal amount of our 8 1/2% Senior Subordinated Notes due 2013 (the “Existing Notes”) for the same aggregate principal amount of Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”) pursuant to the terms of an exchange offer (the “Exchange Offer”). The terms of the Exchange Offer further provided that holders of Existing Notes who tendered their Existing Notes for exchange following the expiration of a consent solicitation period, which ended on March 29, 2007, would receive a reduced principal amount of New Notes in exchange for tendered Existing Notes. As of the expiration of the Exchange Offer on April 13, 2007, holders of Existing Notes had tendered $347 million of Existing Notes, which were accepted by us, and exchanged, pursuant to the terms of the Exchange Offer, for $347 million of New Notes. At September 30, 2007, $3 million principal amount of Existing Notes remain outstanding.

In connection with the Exchange Offer, on March 30, 2007 we and certain of our domestic subsidiaries, as guarantors, entered into an indenture (the “Indenture”) with Wells Fargo Bank, N.A., as trustee (the “Trustee”), governing the New Notes.

Approximately $4 million of fees and expenses incurred in association with the Exchange Offer have been capitalized and will be amortized over the term of the New Notes. In addition, in connection with the Exchange Offer approximately $9 million of debt issuance costs associated with the Existing Notes were written off and included in Interest expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2007.

Subject to certain conditions, we have the option to pay interest on the New Notes entirely in cash or by increasing the principal amount of the New Notes. The New Notes are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of September 30, 2007, the New Notes bore interest at 11.25%. Interest will be payable semi-annually in arrears on October 2 and April 2. We made the first interest payment in cash on October 2, 2007. At such time as the Fixed Charge Coverage Ratio test under the Indenture governing the New Notes is above 2:1, we are required to pay interest of 1% over the scheduled rates referred to above. We will make each interest payment to the holders of record of the New Notes as of the immediately preceding March 15 and September 15, respectively. The New Notes are general unsecured obligations of us. The New Notes are subordinated in right of payment to all existing and future senior debt by us, including our indebtedness pursuant to the Senior Credit Facilities. The New Notes are equal in right of payment with all existing and any future senior subordinated indebtedness of ours, including, without limitation, our 7 3/8% Senior Subordinated Notes due 2015 and our Existing Notes, which remain outstanding following the closing of the Exchange Offer. The New Notes are also senior in right of payment to any future subordinated indebtedness of ours.

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

We were in compliance with all covenants associated with our $347 million principal amount of New Notes, our $3 million principal amount of Existing Notes that remain outstanding and our $700 million principal amount of 7 3/8% Senior Subordinated Notes due 2015 (collectively referred to as the “Senior Subordinated Notes”), with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the fiscal year ended September 30, 2007. Due to significant restructuring charges and reduced business performance, we have not met the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing our Senior Subordinated Notes. Until we satisfy such test, we are limited in our ability to make significant acquisitions or incur significant additional senior debt beyond our Senior Credit Facilities. We do not expect our inability to meet the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing businesses, although no assurance can be given in this regard.

Equity Financing Activities. During Fiscal 2007, we granted approximately 1.7 million shares of restricted stock. Of these grants, approximately 0.2 million shares are time-based and vest on a pro rata basis over a three year period and 1.5 million shares are performance-based and vest upon achievement of certain performance goals. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $12.8 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

During Fiscal 2007, we also issued a minimal number of shares of Common Stock associated with the exercise of stock options with an aggregate cash exercise value of approximately $0.7 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Balance Sheets included in this Annual Report on Form 10-K, such as pension obligations. See Note 12, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans. (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Debt:
Debt, excluding capital lease obligations	$42	$14	$14	$14	$14	$2,348	$2,446
Capital lease obligations(1)	2	2	1	1	1	14	21

	44	16	15	15	15	2,362	2,467
Operating lease obligations	22	20	17	15	15	54	143
Purchase obligations/other(2)	198	—	—	—	—	—	198

Total Contractual Obligations	$264	$36	$32	$30	$30	$2,416	$2,808

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Balance Sheets included in this Annual Report on Form 10-K.
(2)	Primarily represents obligations to purchase specified quantities of raw materials and finished products.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2007, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
Letters of credit	$40	$7	$—	$—	$—	$—	$47

Total Other Commercial Commitments	$40	$7	$—	$—	$—	$—	$47

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

Valuation of Assets and Asset Impairment

We evaluate certain long-lived assets to be held and used, such as property, plant and equipment and definite-lived intangible assets for impairment based on the expected future cash flows or earnings projections associated with such assets. Impairment reviews are conducted at the judgment of management when it believes that a change in circumstances in the business or external factors warrants a review. Circumstances such as the discontinuation of a product or product line, a sudden or consistent decline in the sales forecast for a product, changes in technology or in the way an asset is being used, a history of operating or cash flow losses or an adverse change in legal factors or in the business climate, among others, may trigger an impairment review. An asset’s value is deemed impaired if the discounted cash flows or earnings projections generated do not substantiate the carrying value of the asset. The estimation of such amounts requires management’s judgment with respect to revenue and expense growth rates, changes in working capital and selection of an appropriate discount rate, as applicable. The use of different assumptions would increase or decrease discounted future operating cash flows or earnings projections and could, therefore, change impairment determinations.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2007 and 2006, we, with the assistance of independent third party valuation specialists, tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $238 million and $433 million in Fiscal 2007 and 2006, respectively. The $238 million impairment charge incurred in Fiscal 2007 reflects goodwill associated with our North America reporting unit, which is part of our Global Batteries & Personal Care reportable segment, coupled with an impairment of trade name intangible assets primarily associated with our Global Batteries & Personal Care reportable segment. The $433 million non-cash pretax impairment charge incurred in Fiscal 2006 reflects impaired goodwill of $353 million of which $235 million relates to our Global Pet Supplies reportable segment and $118 million relates to our Latin America reporting unit, which is included as part of our Global Batteries & Personal Care reportable segment. The remaining charge of $80 million relates to impaired trade name intangible assets of which $35 million is associated with our Global Pet Supplies business segment and $45 million is associated with our Latin America and Europe/ROW reporting units, both of which are part of our Global Batteries & Personal Care reportable segment. Future cash expenditures will not result from these impairment charges. There were no impairment charges recognized in Fiscal 2005 as a result of our testing.

We used a discounted estimated future cash flows methodology to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested fair value for reasonableness by comparison to the market capitalization of the Company. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances.

As previously discussed, we have designated our Home and Garden Business as discontinued operations. In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, we recorded a non-cash pretax charge of $169 million in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Home and Garden Business in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values, taking into account current market conditions, provided by independent third party advisors. If and when a sale is consummated the actual fair value at that time may vary from the estimated fair value reflected herein.

In accordance with SFAS 109, we establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, by individual tax jurisdictions. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with SFAS 109, during each reporting period we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, during Fiscal 2007 and Fiscal 2006 we recorded a non-cash deferred income tax charge of approximately $180 million and $29 million, respectively, related to increasing the valuation allowance against our net deferred tax assets.

See Note 2(h), Significant Accounting Policies and Practices—Property, Plant and Equipment, Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, Note 4, Property, Plant and Equipment, Note 5, Assets Held for Sale, Note 6, Intangible Assets, Note 10, Income Taxes, and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

Revenue Recognition and Concentration of Credit Risk

We recognize revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. We are generally not obligated to allow for, and our general policy is not to accept, product returns for battery sales. We do accept returns in specific instances related to our electric shaving and grooming, electric personal care, lawn and garden, household insect control and pet supply products. The provision for customer returns is based on historical sales and returns and other relevant information. We estimate and accrue the cost of returns, which are treated as a reduction of net sales.

We enter into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from us based on the level of their purchases, which require us to estimate and accrue the costs of the promotional programs. These costs are generally treated as a reduction of net sales.

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

We also enter into various arrangements, primarily with retail customers, which require us to make an upfront cash, or “slotting” payment, to secure the right to distribute through such customer. We capitalize slotting payments, provided the payments are supported by a time or volume based arrangement with the retailer, and amortize the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales and a corresponding asset is reported in Deferred charges and other in our Consolidated Balance Sheets included in this Annual Report on Form 10-K.

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

See Note 2(b), Significant Accounting Policies and Practices—Revenue Recognition, Note 2(c), Significant Accounting Policies and Practices—Use of Estimates and Note 2(e), Significant Accounting Policies and Practices—Concentrations of Credit Risk and Major Customers and Employees, of Notes to Consolidated Financial Statements of this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, for both Fiscal 2007 and 2006, we used discount rates of 4.50% to 6.25% in Fiscal 2007 and 4.55% to 6.25% in Fiscal 2006. In adjusting the discount rates from Fiscal 2006 to 2007, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used is reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 4.5% to 8.0% in Fiscal 2007 and 4.0% to 8.0% in Fiscal 2006. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability will increase, ultimately increasing future pension expense.

Effective September 30, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“SFAS 158”). The recognition and disclosure provisions of this statement require recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and recognition of changes in that funded status in Accumulated Other Comprehensive Income in the year in which the adoption occurs. We measure plan assets and obligations of our domestic pension plans as of June 30 each year and September 30 each year for our foreign pension plans and our other domestic postretirement plans. The measurement date provisions of SFAS 158, which will become effective for us in our fiscal year ended September 30, 2009 (“Fiscal 2009”), will require us to measure all of our defined benefit pension and postretirement plan assets and obligations as of September 30 which is our fiscal year end.

See Note 12, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Under SFAS 146, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by us after evaluating detailed analyses of the cost to be incurred. We present restructuring and related charges on a combined basis.

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

The costs of plans to (i) exit an activity of an acquired company, (ii) involuntarily terminate employees of an acquired company or (iii) relocate employees of an acquired company are measured and recorded in accordance with the provisions of the EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). Under EITF 95-3, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to terminated activities or employees of the acquired company that do not meet the conditions prescribed in EITF 95-3 are treated as restructuring and related charges and expensed as incurred.

See Note 16, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our restructuring initiatives and related costs.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB did, however, provide a one year deferral for the implementation of SFAS 157 for other non-financial assets. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating the impact that SFAS 157 will have on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company is required to adopt FIN 48 in the first quarter of Fiscal 2008 and does not believe such adoption will have a material effect on its financial condition, results of operation or cash flows.

In June 2006, the EITF issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) ,” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for interim and annual reporting periods beginning after December 15, 2006. We currently record our sales net of any value added or sales tax. Accordingly; the adoption of EITF 06-3 will not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 2(r), Significant Accounting Policies and Practices-Derivative Financial Instruments, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and Euro LIBOR affect interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Brazilian Reals and Canadian Dollars. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

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

As of September 30, 2007, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $8.3 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $5.3 million. The same hypothetical shift in interest rates as of September 30, 2006 would have resulted in a loss of $13.6 million in the fair value of outstanding interest rate derivative instruments, and the net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the shift in interest rates, would have been a net loss of $2.9 million.

As of September 30, 2007, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $30.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $0.8 million. The same hypothetical shift in exchange rates as of September 30, 2006 would have resulted in a loss of $22.8 million in the fair value of outstanding foreign exchange derivative instruments, and the net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would have been a net gain of $6.0 million.

As of September 30, 2007, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $6.2 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $2.7 million. The same hypothetical shift in commodity prices as of September 30, 2006 would have resulted in a loss of $5.0 million in the fair value of outstanding commodity price derivative instruments, and the net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would have been a net gain of $2.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K on pages 120 through 183, inclusive and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of September 30, 2007, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

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

ITEM 9B. OTHER INFORMATION

In our Current Report on Form 8-K, filed with the SEC on October 1, 2007, we disclosed that we made a filing with the State of Wisconsin on September 27, 2007 to effect a change in our registered agent and that the filing amended our amended and restated articles of incorporation (our “Articles of Incorporation”). We were subsequently informed by the Wisconsin Department of Financial Institutions (“WDFI”) that an amendment to our Articles of Incorporation was not necessary to effect a change in our registered agent in Wisconsin since another form, which we had previously filed, was sufficient to effect such change.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position with the Company of each of our executive officers and directors as of December 4, 2007:

Name	Age	Position
Kent J. Hussey	61	Chief Executive Officer and Director
Anthony L. Genito	51	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
David R. Lumley	53	Co-Chief Operating Officer and President, Global Batteries and Personal Care
John A. Heil	55	Co-Chief Operating Officer and President, Global Pet Supplies
Amy J. Yoder	40	President, United Industries
John D. Bowlin	57	Chairman of the Board
Charles A. Brizius	38	Director
William P. Carmichael	64	Director
John S. Lupo	61	Director
Scott A. Schoen	49	Director
Thomas R. Shepherd	77	Director
Barbara S. Thomas	58	Director

Mr. Hussey was appointed Chief Executive Officer in May 2007 and has served as one of our directors since October 1996. He served as our Vice Chairman of the Board of Directors from January, 2007 until May 2007. Mr. Hussey served as our President and Chief Operating Officer from August 2002 until January 2007 and from April 1998 until November 2001. From December 2001 through July 2002, he served as our President and Chief Financial Officer. From October 1996 until April 1998, he served as our Executive Vice President of Finance and Administration and our Chief Financial Officer. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals. From 1991 to 1994, he served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation and various privately-held companies.

Mr. Genito was appointed Executive Vice President, Chief Financial Officer and Chief Accounting Officer in October 2007. He previously had served as Senior Vice President, Chief Financial Officer and Chief Accounting Officer since June 2007. From October 2005 until June 2007, Mr. Genito served as Senior Vice President and Chief Accounting Officer and from June 2004, when he joined the Company, until October 2005 he served as Vice President, Finance and Chief Accounting Officer. Before joining the Company, Mr. Genito was employed for twelve years at Schering-Plough Corporation in various financial management positions, including serving as Vice President Global Supply Chain from July 2002 to June 2004. He began his career at Deloitte & Touche.

Mr. Lumley was appointed our Co-Chief Operating Officer and President, Global Batteries and Personal Care in January 2007. Prior to that time, he had served as our President, North America from the time he joined the Company in January 2006. Mr. Lumley joined the Company from his position as President, Rubbermaid Home Products North America, which he had held since January 2004. Prior to his position at Rubbermaid, Mr. Lumley had been president and Chief Executive Officer of EAS, a leading sports nutrition company, since 2001. His background includes more than 25 years experience in the consumer products industry, including having served as President of Brunswick Bicycles, President of OMC International, Senior Vice President, Sales and Marketing at Outboard Marine Corporation, and in a variety of leadership positions with Wilson Sporting Goods and other companies.

Mr. Heil was appointed our Co-Chief Operating Officer and President, Global Pet Supplies in January 2007. He served as our President, Global Pet, from October 1, 2005 until January 2007. Prior to that time he had served as our President, United Pet Group division of United, since April 2005, shortly after our acquisition of United in February 2005. Mr. Heil served as President and Chief Executive Officer of United Pet Group division of United since United acquired United Pet Group in June 2004. Mr. Heil joined United Pet Group as Chairman and CEO in June 2000. Prior to that time, he spent twenty-five years with the H.J. Heinz Company in various executive management positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet and Executive Vice President of StarKist Seafood. Mr. Heil also serves as a director and member of the audit committee of VCA Antech, Inc.

Ms. Yoder was appointed our President, United Industries in October 2007. Prior to that, since joining the Company in April 2007, she served as Executive Vice President, Home & Garden. From 2005 to 2007, Ms. Yoder was Vice President and General Manager, Consumer Products Division of Chemtura Corporation, a global manufacturer and marketer of specialty chemicals, crop protection, and pool, spa and home care products. From 2003 to 2005, she served as Vice President Turf and Specialty of Nufarm Americas Inc. From 2002 to 2003, she served in various management positions at United Agri Products. Prior to that, Ms. Yoder worked for Monsanto and E.I. DuPont de Nemours Inc., where she held a number of management positions in sales and marketing.

Mr. Bowlin became the Chairman of our Board of Directors in August 2007 and has served as one of our directors since May 2004. He served as President and Chief Executive Officer of Miller Brewing Company, a subsidiary of SABMiller plc, from 2002 to 2003. From 1985 to 2002, he served in a variety of senior executive positions at Philip Morris Companies, Inc., including as Chief Executive Officer of Miller Brewing Company from 1999 to 2002; President and Chief Executive Officer of Kraft Foods International from 1996 to 1999; President and Chief Operating Officer of Kraft Foods North America from 1994 to 1996; President and Chief Operating Officer of Miller Brewing Company from 1993 to 1994; and President of Oscar Mayer Food Corporation from 1991 to 1993. From 1974 to 1991, he held positions of increasing responsibility at General Foods Corporation. Mr. Bowlin also serves as a director of various privately-held companies. Mr. Bowlin is a member of both our Audit Committee and Nominating and Corporate Governance Committee.

Mr. Brizius has served as one of our directors since February 2005. He is a Managing Director of Thomas H. Lee Partners, L.P., joining the firm in 1993. From 1991 through 1993, he was with Morgan Stanley & Co. Incorporated where he was a financial analyst in the bank’s Financial Institutions Group, Investment Banking Division. Mr. Brizius serves as a director of numerous public and private companies, including Ariel Holdings, Ltd., Houghton Mifflin Company, Frontline Management Companies, Inc. and Warner Music Group.

Mr. Carmichael has served as one of our directors since August 2002. From 1999 to 2001, he served as Senior Managing Director of the Succession Fund, a company that provides strategic financial and tax consulting to closely held private companies. He also served as Senior Vice President of Sara Lee Corporation from 1991 to 1993. He served as a Vice President of Beatrice Foods Company from 1985 to 1990 and as Beatrice Foods Company’s Chief Financial Officer from 1987 to 1990. Prior to that time, he served as Vice President of E-II Holdings from 1987 to 1988 and Vice President of Esmark, Inc. from 1976 to 1984. Mr. Carmichael is a director of Cobra Electronics Corporation, The Finish Line, Inc. and Simmons Bedding Company. He also serves as Chairman and a Trustee of Columbia Funds Series Trust, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I and Banc of America Funds Trust. He is the chairperson of our Audit Committee and serves on our Compensation Committee.

Mr. Lupo has served as one of our directors since July 1998 and is a principal in the consulting firm Renaissance Partners, LLC, which Mr. Lupo joined in February 2000. From October 1998 until November 1999, he served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From April 1998 to October 1998, he served as a consultant in the consumer products industry. From August 1996 to April 1998, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, he served as Senior Vice President—General Merchandise Manager of Wal-Mart Stores, Inc. He also serves as a director of CitiTrends, Inc., AB Electrolux and Cobra Electronics Corporation. Mr. Lupo is a member of both our Compensation Committee and our Nominating and Corporate Governance Committee.

Mr. Schoen has served as one of our directors since February 2005. He is Co-President of Thomas H. Lee Partners, L.P. Prior to joining Thomas H. Lee Partners, L.P. in 1986, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. He is a director of Simmons Bedding Company and The Nielsen Company and is a member of the Board of Trustees of Spaulding Rehabilitation Hospital Network. He is also a member of the Board of Advisors of the Yale School of Management and a member of the Yale Development Board.

Mr. Shepherd has served as one of our directors since September 1996. He is Chairman of TSG Equity Partners, LLC, a private equity investment firm that he co-founded in 1998, and is also a director of various privately-held companies. From 1986 through 1998, he served as a Managing Director of Thomas H. Lee Company and from 1983 to 1986 was President of GTE (Sylvania) Lighting Products. Mr. Shepherd served as our Lead Director until August 2007. He is the Chairperson of our Compensation Committee and is a member of our Audit Committee.

Ms. Thomas has served as one of our directors since May 2002. She most recently served as Interim Chief Executive Officer of The Ocean Spray Company from November 2002 to April 2003. Previously, she was President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until July 2000. From 1993 to 1997, Ms. Thomas was employed by the Pillsbury Company, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, she served as Senior Vice President of Marketing for Nabisco Brands, Inc. From 1997 to March 2004, she served as a director of the Dial Corporation. She serves as a director of the Bank of Nova Scotia and a privately-held company. Ms. Thomas is the Chairperson of our Nominating and Corporate Governance Committee and a member of our Audit Committee.

Except for Thomas H. Lee Partners, L.P., none of the corporations or other organizations referred to above with which a director or executive officer has been employed or otherwise associated is a parent, subsidiary or affiliate of the Company.

Audit Committee Financial Expert and Audit Committee

Audit Committee. We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act for the overall purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The current members of our Audit Committee are John D. Bowlin, William P. Carmichael, Thomas R. Shepherd and Barbara S. Thomas.

Audit Committee Financial Expert. Our Board of Directors has determined that William P. Carmichael, Director, is our Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Mr. Carmichael is independent as defined in the listing standards of the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2007, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except for the inadvertent late reporting by Mr. Genito of the disposition of 15 shares of common stock of the Company.

Code of Ethics

We have adopted the Code of Ethics for Principal Executive Officer and Senior Financial Officers, a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior finance organization employees. The Code of Ethics for Principal Executive Officer and Senior Financial Officers is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” We intend to disclose amendments to, and, if applicable, waivers of, this code of ethics on that section of our website.

We have also adopted the Spectrum Brands, Inc. Code of Business Conduct and Ethics, a code of ethics that applies to all of our directors, officers and employees. The Spectrum Brands, Inc. Code of Business Conduct and Ethics is publicly available on our website at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Any amendments to this code of ethics or any waiver of this code of ethics for executive officers or directors may be made only by our Board of Directors as a whole or our Audit Committee and will be promptly disclosed to our shareholders via that section of our website.

ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors has reviewed and discussed the following section of this report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Compensation Committee

Thomas R. Shepherd (Chairman)

William P. Carmichael

John S. Lupo

Compensation Discussion and Analysis

The Company’s named executive officers for Fiscal 2007 consist of the following persons:

Named Executive	Position
Kent J. Hussey	Chief Executive Officer
David A. Jones	Former Chairman and Chief Executive Officer
Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
Randall J. Steward	Former Executive Vice President and Chief Financial Officer
David R. Lumley	Co-Chief Operating Officer and President - Global Batteries and Personal Care
John A. Heil	Co-Chief Operating Officer and President - Global Pet Supplies
Amy J. Yoder	President United Industries
Kenneth V. Biller	Former President, Global Operations
Remy E. Burel	Former President - Europe/ROW Batteries and Personal Care

Mr. Jones, Mr. Biller and Mr. Steward are no longer employed by the Company and were not executive officers of the Company as of the end of Fiscal 2007. Mr. Burel remains employed by the Company through January 31, 2008, however he relinquished all his management responsibilities as of July 26, 2007 and was not an executive officer of the Company as of the end of Fiscal 2007. Hereinafter, when we refer to named executive officers who continue to be employed by the Company, we are referring to Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder.

The Company pursues several objectives in determining its executive compensation programs. It seeks to attract and retain highly qualified executives and ensure continuity of senior management for the Company as a whole and for each of the Company’s three business segments to the extent consistent with the overall objectives of the Company. It seeks to align the compensation paid to our executives with the overall business strategies of the Company while leaving the flexibility necessary to respond to changing business priorities. It also seeks to align the interests of our executives with those of our shareholders and seeks to reward our executives when they perform in a manner that creates value for those shareholders. The Compensation Committee of our Board of Directors (which we will refer to as the “Compensation Committee”) is responsible for developing, adopting, reviewing and maintaining the Company’s executive compensation programs in order to ensure they continue to benefit the Company. In order to carry out this function, the Compensation Committee:

•

Considers the advice of compensation consultants engaged to advise on executive compensation issues and program design, including advising on the Company’s compensation program as it compares to similar companies;

•

Reviews compensation summaries for each named executive officer periodically, including the compensation and benefit values offered to each executive, accumulated value of equity and other past compensation awards, and other contributors to compensation;

•

Consults with our Chief Executive Officer and other management personnel, including our Vice President of Corporate Human Resources with and without the presence of the Chief Executive Officer, in connection with compensation matters and periodically meets in executive session without management to evaluate management’s input;

•	Solicits comments and concurrence from other board members regarding its recommendations and actions at the Company’s regularly scheduled board meetings.

The Compensation Committee has designed the Company’s executive compensation programs so that, at target levels of performance and absent guarantees of minimum payout levels given as retention devices to Mr. Genito with respect to the 2008 Management Incentive Plan and for Mr. Hussey, Mr. Genito, Mr. Heil, Mr. Lumley and Ms. Yoder with respect to the 2008 Long Term Incentive Plan (described below under the headings “Management Inventive Plan” and “Long Term Incentive Plan”), a significant portion of the value of each executive’s annual compensation (consisting of salary and incentive plans) is represented by compensation based on the Company’s achievement of performance objectives set by the Compensation Committee. However, in applying these compensation programs to individual circumstances, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee varies by individual and the Compensation Committee is free to design compensation programs that provide for target-level performance based compensation to be an amount equal to or less than 50% of total annual compensation. For example, for Fiscal 2008, after taking into account certain incentive plan guarantees made for retention purposes as described below under the headings “Management Incentive Plan” and “Long Term Incentive Plan”, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee is as set forth below for each named executive officer who continues to be employed by the Company:

Named Executive	% Performance Based
Kent J. Hussey	50.0%
Anthony L. Genito	31.8%
David R. Lumley	50.0%
John A. Heil	50.0%
Amy J. Yoder	45.8%

The remainder of each executive’s compensation is made up of amounts that do not vary based on performance. For all named executive officers other than Mr. Genito, these non-performance based amounts are set forth in such executive’s employment agreement, as described below, subject to review and potential increase by the Compensation Committee. With respect to Mr. Genito, his annual base salary is determined from time to time by the Compensation Committee, but is not set forth in an employment agreement. In all cases these amounts are determined by the Compensation Committee taking into account current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position, including with respect to Mr. Lumley, Mr. Heil and Ms. Yoder the relative sizes of the business segments they manage.

Employment Agreements

The Compensation Committee evaluates from time to time the appropriateness of entering into employment agreements or other written agreements with members of the Company’s management to govern compensation and other aspects of the employment relationship and has generally favored entering into employment agreements with its executive officers. With respect to the named executive officers who continue to be employed by the Company, other than Mr. Genito, at the direction of the Compensation Committee, the Company during the prior fiscal year entered into Amended and Restated Employment Agreements with Mr. Heil and Mr. Lumley on January 16, 2007, entered into an Employment Agreement with Ms. Yoder as of March 27, 2007 and entered into an Amendment on June 29, 2007 to the Amended and Restated Employment Agreement with Mr. Hussey dated as of April 1, 2005. At the time Mr. Genito became Chief Financial Officer of the Company, the Compensation Committee elected not to direct the Company to enter into an employment agreement with Mr. Genito. However, the Company and Mr. Genito had previously entered into a Severance Agreement dated as of October 1, 2005 that governs any termination of Mr. Genito’s employment with the Company and the Compensation Committee continues to evaluate whether any amendments to this agreement, or the entry by the Company into any other written employment agreement with Mr. Genito, would be appropriate. As described below under the heading “Termination and Change in Control Provisions”, during Fiscal 2007 the Company entered into separation agreements with respect to each of Mr. Jones, Mr. Steward, Mr. Biller and Mr. Burel terminating their then-existing employment agreements in connection with the termination of the employment relationship with each such executive.

The initial term for the agreement for Mr. Hussey expires on May 22, 2008 and the initial terms of the employment agreements for each of Mr. Lumley, Mr. Heil and Ms. Yoder expire on September 30, 2010. Each of these agreements provides that upon expiration of the initial term (and any subsequent renewal term), unless earlier terminated in accordance with such agreement, the agreement will automatically renew for an additional one-year period.

Each employment agreement permits the Company to terminate the executive’s employment upon notice in the event of “cause” (as defined in each such agreement), or to terminate such executive’s employment without cause for any reason upon 60 days prior written notice, or upon 30 days notice in the event that the executive is unable to perform his or her duties for a period of at least 6 months by reason of any mental, physical or other disability. Each employment agreement allows the executive to voluntarily terminate his or her employment for any reason upon 60 days prior written notice. Each agreement also terminates immediately upon the death of the executive. In addition, each agreement includes a provision allowing the executive to terminate his or her employment voluntarily in certain circumstances and have such termination be deemed a termination without cause. The agreements with Messrs. Hussey, Lumley and Heil and Ms. Yoder also provide that if the executive officer resigns upon the occurrence of specified circumstances that would constitute “good reason”, or in the case of Mr. Hussey a “constructive termination” (as defined in each such agreement), the executive’s resignation will be treated as a termination by us without cause and entitle the executive to the payments and benefits due with respect to a termination without cause. The amounts and benefits payable to each such executive upon the termination for his or her employment in accordance with their employment agreements, as well as those applicable upon termination of Mr. Genito’s employment pursuant to his severance agreement, are described under the heading “Termination and Change in Control Provisions” beginning on p.90.

Compensation Components

Base Salary

Annual base salary for each of the named executive officers other than Mr. Genito is set forth in the employment agreement with the named executive officer. In determining the annual base salary reflected in each named executive officer’s employment agreement, the Compensation Committee considered current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position, including with respect to Mr. Lumley, Mr. Heil and Ms. Yoder the relative sizes of the business segments they manage. This base salary level is subject to evaluation from time to time by the Compensation Committee to determine whether any increase in the contractual base salary is appropriate. With respect to Mr. Genito, his annual base salary is determined from time to time by the Compensation Committee based on the same considerations used for the other named executive officers. As of the end of Fiscal 2007 (or in the case of those named executive officers terminated during such year, as of such termination date), the annual base salaries were as set forth below for the named executive officers. Compensation amounts with respect to Mr. Burel are set forth in his employment agreement in Euros and paid in Euros. For purposes of the amounts reflected below, such Euro-denominated amounts are converted to U.S. dollar-denominated amounts using the exchange rate of €1 to $1.42, the exchange rate in effect as of September 30, 2007.

Named Executive	Annual Base Salary at FYE or earlier Termination
Kent J. Hussey	$750,000
David A. Jones	$900,000
Anthony L. Genito	$325,000
Randall J. Steward	$425,000
David R. Lumley	$525,000
John A. Heil	$450,000
Amy J. Yoder	$400,000
Kenneth V. Biller	$450,000
Remy E. Burel	$532,500

Following the completion of Fiscal 2007, the Compensation Committee evaluated Mr. Genito’s annual base salary in light of his performance to date in the Chief Financial Officer role and his salary level in comparison to other similarly situated Chief Financial Officers of publicly traded companies and, determined to increase his annual base salary to $350,000. In addition to the base salary reflected above for Mr. Jones, prior to his termination he also received additional salary of $18,500 per annum pursuant to his employment agreement.

Management Incentive Plan

Each of our named executive officers, as well as other management personnel of the Company, participate in the Company’s annual performance-based bonus program referred to as the Management Incentive Plan (“MIP”), which is designed to compensate executives and other managers based on achievement of annual corporate, business segment and/or divisional goals. Under the MIP, each participant has the opportunity to earn a threshold, target or maximum bonus amount that is contingent upon achieving the performance goals set by the Compensation Committee and reviewed by the Board of Directors. The particular performance goals are typically established during the first quarter of the relevant fiscal year and reflect the Compensation Committee’s then-current views of the critical indicators of success of the Company in light of the Company’s then-current primary business priorities. For Fiscal 2007, the Compensation Committee, focusing on the need to service the interest on the Company’s outstanding indebtedness and improve overall profitability in light of declining results during the prior fiscal year, established the performance measurements as adjusted EBITDA and cash flow, with each of these two goals weighted at 50%. For purposes of the 2007 MIP, adjusted EBITDA was measured as earnings (defined as operating income (loss) plus other income less other expenses) before interest, taxes, depreciation and amortization and excluding restructuring and other one-time charges. Cash flow was measured as adjusted EBITDA (as described above) plus or minus changes in current and long term assets and liabilities, less payments for interest and taxes, but excluding payments for cash restructuring and financing fees. For Fiscal

2008, the Compensation Committee, after considering the annual operating plan, the cash requirements imposed by the interest due with respect to the Company’s outstanding indebtedness, the financial condition of the Company and the Company’s publicly stated commitment intention to explore possible strategic alternatives, including divesting of assets, has again established adjusted EBITDA and cash flow as the performance goals of the Company, again weighted at 50% each. Adjusted EBITDA for the 2008 MIP is measured in the same manner as for the 2007 MIP. In order to emphasize management’s and the Board of Directors’ intention to minimize restructuring expenditures going forward and ensure that senior management is fully focused on the total cash costs of such expenditures, the Compensation Committee elected to adjust how cash flow is measured for the 2008 MIP. For the 2008 MIP, cash flow will be measured as adjusted EBITDA (as described above) plus or minus changes in current and long term assets and liabilities, less payments for taxes, cash, restructuring and interest (defined as the variance between actual and planned interest payments), but excluding proceeds from dispositions and payments for financing fees (if incurred).

The specific performance targets with respect to each of these performance goals are tied to the Company’s annual operating plan, as approved by our Board of Directors. Consistent with the Company’s operation of each of its three business segments, Global Batteries and Personal Care, our Home and Garden Business and Global Pet Supplies, as stand alone business segments, the annual operating plan includes performance targets for the Company as a whole as well as for each business segments. In the case of divisional managers within those business segments, divisional level performance targets have also been established.

Among the named executive officers, for Fiscal 2007 the performance targets for each of Mr. Hussey, Mr. Jones, Mr. Genito, Mr. Steward and Mr. Biller were those established for the Company as a whole. With respect to Mr. Lumley and Mr. Heil, the Fiscal 2007 MIP performance targets were based 80% on the performance targets established for their respective business segments and 20% on the performance targets established for the Company as a whole. With respect to Ms. Yoder, the Fiscal 2007 MIP performance targets were based 100% on the performance targets established for the Home and Garden Business, with the target award value prorated at 50% because of Ms. Yoder’s April 2, 2007 hire date. With respect to Mr. Burel, the Fiscal 2007 MIP performance targets were based 80% on the performance targets established for the European division of Global Batteries and Personal Care and 20% on the performance targets established for the Company as a whole.

The target MIP award levels achievable by each of the named executive officers other than Mr. Genito (that is to say, the amount achievable if 100% of the applicable performance targets are met) are as set forth in each such named executive officer’s employment agreements, expressed as a percentage of annual base salary. Mr. Genito’s target MIP award level for Fiscal 2007 was set by the Compensation Committee, also as a percentage of annual base salary. For purposes of the 2007 MIP, the target award percentages for the named executive officers were as follows:

Named Executive	Target as % of Annual Base
Kent J. Hussey	100%
David A. Jones	125%
Anthony L. Genito	75%
Randall J. Steward	75%
David R. Lumley	100%
John A. Heil	100%
Amy J. Yoder	75%
Kenneth V. Biller	75%
Remy E. Burel	60%

It is possible to receive an award amount under the MIP program above or below the target award percentage. For the 2007 MIP, the potential award levels, expressed as a percentage of the target award, range from 50% for achievement of threshold performance levels established by the Compensation Committee, 100%

for performance at the target performance levels, increasing from there up to a maximum payout of 200% of the target award if actual performance rises to 133.3% of the target performance levels.

In addition, the Compensation Committee retains the flexibility to increase the MIP award amount for individual management personnel on a case by case basis to the extent it deems appropriate in light of specific performance circumstances. With respect to the 2007 MIP Award, the Compensation Committee elected to exercise this ability and adjust the award for Ms. Yoder. After taking into account the restructuring of the Home and Garden Business led by Ms. Yoder since her hiring in April 2007, which is expected to benefit the Company as a whole going forward together with the extremely unusual weather conditions, which included unusually cold weather around the Easter sales period, followed by extreme drought conditions in most of the southern part of the United States which adversely affected the demand for home and garden products industry-wide and thus the performance of the Home and Garden Business in the 2007 season, the Compensation Committee determined to increase the MIP award payable to Ms. Yoder for Fiscal 2007 by increasing the proration level applicable to her award from 50% to 75%.

The chart below reflects the 2007 MIP award amounts earned by each of the named executive officers, expressed as a percentage of target award amount, based on the Company’s performance in light of the performance goals established by the Compensation Committee, taking into account the adjustment for Ms. Yoder described above. The dollar amount of the awards for each named executive are set forth in the “Summary Compensation Table” beginning on page 80. These award amounts were paid in November 2007.

Named Executive	MIP Award as % of Target
Kent J. Hussey	153.1%
David A. Jones	153.1%
Anthony L. Genito	153.1%
Randall J. Steward	153.1%
David R. Lumley	168.8%
John A. Heil	95.5%
Amy J. Yoder	100.0%
Kenneth V. Biller	153.1%
Remy E. Burel	114.3%

Among the named executive officers, only Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil, Mr. Burel and Ms. Yoder are eligible to participate in the 2008 MIP. Mr. Jones, Mr. Steward and Mr. Biller will not participate in the 2008 MIP. Mr. Burel will participate on a pro-rated basis based on his January 31, 2008 employment end date. As of the date of this report, for purposes of the 2008 MIP, the target award percentages for each participating named executive officers are as follows:

Named Executive	Target as % of Annual Base
Kent J. Hussey	100%
Anthony L. Genito	75%
David R. Lumley	100%
John A. Heil	100%
Amy J. Yoder	75%
Remy E. Burel	60%

The Fiscal 2008 MIP performance targets for each of Mr. Hussey and Mr. Genito will continue to be those established for the Company as a whole and the performance targets for each of Mr. Lumley, Mr. Heil and Ms. Yoder will be based 80% on the performance targets established for their respective business segments and 20% on the performance targets for the Company as a whole. With respect to Mr. Burel, the Fiscal 2008 MIP performance targets were based 80% on the performance targets established for the European division of Global Batteries and Personal Care and 20% on the performance targets established for the Company as a whole. The potential 2008 MIP awards for each of our named executive officers who continue to be employed by the Company under the 2008 MIP program, expressed as a percentage of the target award, range from 50% for achievement of threshold performance levels established by the Compensation Committee, 100% for performance at the target performance levels, increasing from there up to a maximum payout of 200% of the target award if actual performance rises to 120% of the target performance levels. As a retention device, the Compensation Committee has guaranteed to Mr. Genito that he will receive a 2008 MIP award at least equal to 50% of his target award amount.

Long Term Incentive Plan

In order to focus our management on the long-term performance of the Company as well as to enhance an ownership culture within the ranks of our senior management, the Company has established a long-term incentive plan (“LTIP”) based on a combination of equity and non-equity compensation. Such awards are earned based on the performance of the Company over time. With respect to our named executive officers other than Mr. Genito, the target LTIP award level, expressed as a percentage of annual base salary, is specified in their respective employment agreements with the Company. In determining the target LTIP award levels, the Compensation Committee considers each executive’s total compensation relative to other similarly situated executives within the Company, long term incentive compensation paid to similarly situated executives in other companies, experience level and the duties and responsibilities of such executive’s position. With respect to Mr. Genito, who does not have an employment agreement, the target LTIP award level was established pursuant to the level approved by the Compensation Committee for members of management with Mr. Genito’s title based on the same considerations used for the other named executive officers. All of the named executive officers other than Ms. Yoder, who did not join the Company until March 2007, after the time such awards were granted, received restricted stock LTIP awards in Fiscal 2007. Among our named executive officers, Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder are eligible to receive LTIP awards for Fiscal 2008.

The equity-based component of the Company is implemented through the granting of restricted stock awards at the beginning of the fiscal year for which such award is made that then vests based on continued employment and the achievement by the Company of performance goals established by the Compensation Committee that is tied to the Company’s annual operating plan, based on the Compensation Committee’s then-current view of the goal or goals the Compensation Committee determines to be most important in measuring achievement of the Company’s then-current long-term goals. For LTIP awards for Fiscal 2007, only members of the Company’s executive committee and other senior vice presidents of the Company were entitled to receive equity-based awards. For purposes of the 2008 LTIP awards and beyond, the Compensation Committee has established a Company policy of awarding equity-based compensation under the LTIP only to members of the Company’s Spectrum Leadership Team, which serves as the Company’s executive committee. The current members of the Spectrum Leadership Team are Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder. All other participants in the LTIP will receive only cash-based awards.

The 2007 LTIP award granted to each of the named executive officers was an award of shares of restricted stock on October 2, 2006, with the number of shares equal to that executive’s LTIP target divided by the average of the high and low share prices on the date of grant. The target LTIP award level for each named executive officer, other than Ms. Yoder, at the time the 2007 LTIP awards were granted was:

Named Executive	LTIP Target Level as % of Annual Base
Kent J. Hussey	125%
David A. Jones	225%
Anthony L. Genito	75%
Randall J. Steward	125%
David R. Lumley	125%
John A. Heil	150%
Kenneth V. Biller	125%
Remy E. Burel	100%

The award agreements governing the restricted stock awards provided that the restrictions would lapse based on continued employment and the achievement of the Company-wide performance objectives for Fiscal 2007, which was established as an adjusted EBITDA target tied to the Company’s annual operating plan. Adjusted EBITDA is measured in the same manner as was done for the 2007 MIP, however the adjusted EBITDA performance target for the 2007 LTIP was higher than the adjusted EBITDA target for the 2007 MIP. Once the performance target is achieved, the restrictions for continued employment lapse in equal annual installments over four years. The award agreements for Fiscal 2007 provided that if 100% of the established performance goals for Fiscal 2007 were met, then 100% of the restricted shares awarded would be eligible for the four-year continued employment vesting. If the Company achieved less than 80% of the Fiscal 2007 LTIP performance goals, then the entire award amount would be forfeited to the Company. If the Company achieved at least 80%, but less than 90% of the Fiscal 2007 LTIP performance goals, then the entire award would not be forfeited, but instead the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2008 performance. If the Company achieved at least 90%, but less than 100% of the Fiscal 2007 LTIP performance goals, then a certain percentage of the restricted shares awarded, based on the terms of the restricted stock award agreement, would be eligible for the four-year continued employment vesting and the remaining shares of the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2008 performance. For any restricted shares for which the only remaining restriction, after taking into account Fiscal 2007 performance, is continued employment, the restrictions on 25% of such restricted shares would lapse on each of December 1, 2007, December 1, 2008, December 1, 2009 and December 1, 2010, provided that the recipient’s employment with the Company has not been terminated with cause by the Company or voluntarily by the recipient prior to such date. Where the recipient earned less than 100% of the restricted shares based on Fiscal 2007 performance but retained the opportunity to earn the remainder of such shares based on Fiscal 2008 performance, if the Company achieves 102.5% of the Fiscal 2008 LTIP performance goal established by the Compensation Committee, then the restrictions on 25% of the award would lapse annually on each of December 1, 2008, December 1, 2009, December 1, 2010 and December 1, 2011, provided that the recipient’s employment with the Company has not been terminated with cause by the Company or voluntarily by the recipient prior to such vesting date. If Fiscal 2008 performance goals are not met, any remaining restricted stock would be forfeited to the Company. Based on actual Fiscal 2007 performance, recipients of the Fiscal 2007 LTIP restricted stock awards earned 90% of the total restricted stock awarded and the remaining 10% will be rolled into the ability to earn such shares based on Fiscal 2008 performance.

For Fiscal 2008, the Compensation Committee, taking into account the remaining number of shares authorized to be issued under the 2004 Rayovac Incentive Plan and the current market value of the Company’s stock, has modified its LTIP program applicable to those named executive officers who continue to be employed by the Company such that 50% of such award is an equity-based award and 50% of such award is a cash-based award. As in 2007, for each named executive officer who continues as an employee of the Company (other than Mr. Genito), the target value of such award is established pursuant to the employment agreement for such named executive officer, which in each case provides for a target LTIP award equal in value to a defined percentage of such executive’s annual base salary. With respect to Mr. Genito, who does not have an employment agreement, the target value of such award has been established by the Compensation Committee as 100% of Mr. Genito’s annual base salary. As of the date of this report, the target LTIP award levels for each named executive officer eligible to receive an LTIP award for Fiscal 2008 is:

Named Executive	LTIP Target Level as % of Annual Base
Kent J. Hussey	150%
Anthony L. Genito	100%
David R. Lumley	150%
John A. Heil	150%
Amy J. Yoder	125%

For Fiscal 2008, the lapsing of the restrictions on the equity-based portion of such LTIP award is based on continued employment and the achievement of the Company-wide performance goal for Fiscal 2008, which is entirely based on achievement of an adjusted EBITDA target tied to the annual operating plan. Adjusted EBITDA will be measured in the same manner as with the 2008 MIP. The Compensation Committee feels that adjusted EBITDA is an appropriate measure for a long term award in light of the Company’s ongoing consideration of strategic alternatives for the Company, including the intended sale of Home & Garden and the consideration of other assets sales, and the common usage of multiples of EBITDA as a valuation tool in a sale of business context. In light of these considerations, the Compensation Committee has also reduced the period over which, once the performance goals are met, the restrictions for continued employment will lapse to two years, rather than the four-year period used for the 2007 LTIP awards. The award agreements for Fiscal 2008 provided that if 100% of the established performance goals for Fiscal 2008 are met, then 100% of the restricted shares awarded would be eligible for the two-year continued employment vesting. If the Company achieves less than 80% of the Fiscal 2008 LTIP performance goal, then the entire award amount would be forfeited to the Company. If the Company achieves at least 80%, but less than 90% of the Fiscal 2008 LTIP performance goal, then the entire award would not be forfeited, but instead the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2009 performance. If the Company achieves at least 90%, but less than 100% of the Fiscal 2008 LTIP performance goal, then a certain percentage of the restricted shares awarded, based on the terms of the restricted stock award agreement, would be eligible for the two-year continued employment vesting and the remaining shares of the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2009 performance. For any restricted shares for which the only remaining restriction, after taking into account Fiscal 2008 performance, is continued employment, the restrictions on 50% of such earned shares would lapse on December 1, 2008 and the restrictions on the other 50% of such earned shares would lapse on December 1, 2009, provided that the recipient’s employment with the Company has not been terminated with cause by the Company or voluntarily by the recipient prior to such date. Where the recipient earns less than 100% of the restricted shares based on Fiscal 2008 performance but retains the opportunity to earn the remainder of such shares based on Fiscal 2009 performance, if the Company achieves 102.5% of the Fiscal 2009 LTIP performance goal or goals established by the Compensation Committee, then the restrictions on 50% of such earned shares would lapse on December 1, 2009 and then the restrictions on 50% of such earned shares would lapse on December 1, 2010. If such Fiscal 2009 performance goals are not met, such remaining restricted stock would be forfeited to the Company.

In order to utilize the remaining available shares under the 1997 Rayovac Incentive Plan prior to its expiration on August 31, 2007, a part of the equity-based portion of the 2008 LTIP award for each of Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder was made on August 27, 2007 in the form of restricted stock awards. The remainder of the equity-based portion of the 2008 LTIP award has been made in Fiscal 2008.

For Fiscal 2008, the cash-based portion of the 2008 LTIP award would be earned based on continued employment and on the achievement of the Company-wide performance goal for Fiscal 2008, which is entirely based on achievement of an adjusted EBITDA target tied to the Company’s annual operating plan. If the Company achieves 100% of the Fiscal 2008 LTIP performance goal established by the Compensation Committee, then the executive would be eligible to earn 100% of the target cash-based award amount, payable as described below. If the Company achieves less than 80% of the Fiscal 2008 LTIP performance goal, then the executive would receive no cash-based award under the 2008 LTIP. If the Company achieves at least 80%, but less than 90% of the Fiscal 2008 LTIP performance goal, then the recipient would not earn any of the target cash-based award for Fiscal 2008, but would remain eligible to earn such award, as described below, based on Fiscal 2009 performance. If the Company achieves at least 90%, but less than 100% of the Fiscal 2008 LTIP performance goal, then the recipient would be eligible to earn a stated percentage of the target cash-based award, payable as described below, and would remain eligible to earn any remaining unearned portion of the award, as described below, based on Fiscal 2009 performance. For performance in excess of the Fiscal 2008 LTIP performance goal, such executive would receive an award in excess of the target cash-based award amount, up to 200% of such target cash-based award amount for achieving 140% of the Fiscal 2008

LTIP performance goal. For any cash-based LTIP award so earned based on Fiscal 2008 performance, 50% of such earned amount would be payable on or before December 31, 2008 and the remaining 50% of such cash award would be payable on or before December 31, 2009, provided that the recipient’s employment with the Company has not been terminated with cause by the Company or voluntarily by the recipient prior to such date. Where the recipient earns less than 100% of the target award amount based on Fiscal 2008 performance but retains the opportunity to earn the remainder of such cash-based award amount based on Fiscal 2009 performance, if the Company achieves 102.5% of the Fiscal 2009 LTIP performance goal or goals established by the Compensation Committee, then the executive would be eligible to earn the remainder of such cash-based award which would then be payable in equal amounts on December 1, 2009 and December 1, 20010. If such Fiscal 2009 performance goals were not met, the executive would lose the ability to earn such remaining cash-based award.

As a retention mechanism, the Compensation Committee has guaranteed that each of Mr. Hussey, Mr. Genito, Mr. Heil, Mr. Lumley and Ms. Yoder, so long as they continue to be employed by the Company, will receive a 2008 LTIP cash-based award equal to 100% of the target cash-based award amount.

One-Time Performance-Based Restricted Stock Incentive Grant

As described above, the Compensation Committee continually evaluates the compensation of the Company’s senior executives to determine if they are properly attuned to the strategic plan of the business as a whole. In August 2007, the Compensation Committee reviewed the equity ownership of the current senior management team of the Company in light of the following factors (1) the significant equity interest held by former members of the Company’s management team, (2) the announcement of the Company’s business strategy to pursue one or more strategic asset sales and (3) the desire to increase the tie between the interests of the Company’s shareholders generally and that of its current senior management team. As a result of this review, the Compensation Committee determined that it would be in the best interests of the Company to more closely align the interests of senior management with the interests of the Company and its shareholders by increasing such senior management’s equity stake in the Company. To this end, the Compensation Committee authorized an additional one-time restricted stock award to each of Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder with a value at the time of grant on August 27, 2007 equal to 100% of each such executive’s annual base salary. This restricted stock will be earned based on continued employment and Company performance in excess of the stated adjusted EBITDA goal in the Company’s Fiscal 2008 annual operating plan for, in the case of Mr. Hussey and Mr. Genito, the Company as a whole and, in the case of Mr. Lumley, Mr. Heil and Ms. Yoder, their respective business segments (for each, the “2008 AOP Goal”). If the Company achieves a certain percentage of the 2008 AOP Goal, then the restrictions on a percentage of such restricted shares would lapse. To the extent 100% of the restricted shares do not lapse, the executive retains the ability to earn the remaining restricted shares, as described below, based on Fiscal 2009 performance and/or Fiscal 2010 performance. The following chart sets forth the applicable percentages for the 2008 AOP Goals:

% for Achievement of 2008 AOP Goal	Restricted Shares Lapse
less than 104%	0%
at least 104%, but less than 105%	50%
at least 105%, but less than 106%	75%
at least 106%	100%

Pursuant to these awards, any restricted stock not earned based on Fiscal 2008 performance could be earned based on continued employment and the Company performance in excess of the stated adjusted EBITDA goal in the Company’s Fiscal 2009 annual operating plan for, in the case of Mr. Hussey and Mr. Genito, the Company as a whole and, in the case of Mr. Lumley, Mr. Heil and Ms. Yoder, their respective business segments (for each, the “2009 AOP Goal”). If the Company achieves a certain percentage of the 2009 AOP Goal, then the restrictions on a percentage of such restricted shares would lapse. To the extent 100% of the restricted shares do not lapse, the executive retains the ability to earn the remaining restricted shares, as described below, based on Fiscal 2010 performance. The following chart sets forth the applicable percentages for the 2009 AOP Goals:

% for Achievement of 2009 AOP Goal	Restricted Shares Lapse
less than 104%	0%
at least 104%, but less than 105%	50%
at least 105%, but less than 106%	75%
at least 106%	100%

For any remaining restricted stock with respect to which the restrictions have not lapsed pursuant to the provisions set forth above, the executive would have the opportunity to earn such restricted stock based on continued employment and the Company performance in excess of the stated adjusted EBITDA goal in the Company’s Fiscal 2010 annual operating plan, for, in the case of Mr. Hussey and Mr. Genito, the Company as a whole and, in the case of Mr. Lumley, Mr. Heil and Ms. Yoder, their respective business segments (for each, the “2010 AOP Goal”). If the Company achieves a certain percentage of the 2010 AOP Goal, then the restrictions on a percentage of such restricted shares would lapse and remaining restricted shares would be forfeited to the Company. The following chart sets forth the applicable percentages for the 2010 AOP Goals:

% for Achievement of 2010 AOP Goal	Restricted Shares Lapse
less than 102%	0%
at least 102%, but less than 104%	50%
at least 104%	100%

Restricted Stock Grants Upon Execution of Employment Agreements

Each of Mr. Lumley, Mr. Heil and Ms. Yoder executed new employment agreements during Fiscal 2007 (as described previously under the heading “Employment Agreements”) that provided for initial grants of restricted stock. Each of Mr. Lumley and Mr. Heil were granted 50,000 shares of restricted stock and Ms. Yoder was granted 35,000 shares of restricted stock. All such restricted stock is contingent only upon continued employment and will cliff vest on the third anniversary of the grant date, which for Mr. Lumley and Mr. Heil would be February 1, 2010 and for Ms. Yoder would be April 2, 2010.

2005 Superior Achievement Program Restricted Stock Grants

In April 2005, each of Mr. Hussey, Mr. Genito, Mr. Heil, Mr. Steward, Mr. Biller and Mr. Burel received a grant of restricted stock under the 2004 Rayovac Incentive Plan as part of the Company’s Superior Achievement Program. At the time these grants were made, the Compensation Committee believed that key measures of the ongoing success of the Company would be its ability to achieve synergy savings associated with the acquisition of United and the pending acquisition of Tetra, growth in the Company’s earnings per share and growth in free cash flow. In order to focus senior management on these goals, the Compensation Committee granted restricted shares the restrictions on which would lapse on the earlier (i) achievement by the Company of synergy savings, earnings per share growth and free cash flow growth performance goals between the time of grant and September 30, 2007 or (ii) February 7, 2012, but only if such executive’s employment with the Company is not terminated for any reason prior to such date. The restricted shares granted to Mr. Steward and Mr. Biller pursuant to the Superior Achievement Program were forfeited to the Company in connection with the termination of their employment relationships with the Company. The restricted shares granted to Mr. Burel pursuant to this Superior Achievement Program will be forfeited to the Company on January 31, 2008 in connection with the termination of Mr. Burel’s employment relationship with the Company. Based on the Company’s performance through September 30, 2007, the performance goals described above were not achieved and as a result none of the shares of restricted stock awarded pursuant to the Superior Achievement Program will be earned as a result of the performance of the Company.

Deferral and Post-Termination Rights

Retirement Benefits. The Company has in effect or previously had in effect various retirement and other post-employment programs available to certain executives, including the named executive officers. These consist of the Rayovac Deferred Compensation Plan (the “Deferred Compensation Plan”), the Spectrum Brands, Inc. Supplemental Executive Retirement Plan (the “SERP”), the Company’s 401(k) plan, and, in the case of Mr. Burel, a pension plan through the Company’s wholly-owned subsidiary Rayovac Europe GmbH.

The SERP is a supplemental executive retirement plan for eligible employees of the Company. The Board of Directors determines which employees are eligible to participate. Pursuant to the SERP, the Company establishes an account for each participant. Each October 1, the Company credits the account of each participant with an amount equal to 15% of the participant’s base salary. In addition, each calendar quarter the Company credits each account by an amount equal to 2% of the participant’s account value as of the first day of the plan year containing such calendar quarter. Each participant vests 20% per year in his account after becoming a participant in the plan, with immediate full vesting occurring upon death, disability or a change in control of the Company. Among the named executive officers only Mr. Hussey, Mr. Jones, Mr. Steward, Mr. Biller, Mr. Lumley and Mr. Heil are active participants in the SERP. The current account balances for each such active participant are set forth in the table entitled “Non-Qualified Deferred Compensation” starting on page 89.

None of the named executive officers were participants in Deferred Compensation Plan at the end of Fiscal 2007 and in fact the Company had no active participants in the Plan at such time. Each of Mr. Hussey, Mr. Biller, Mr. Genito and Mr. Steward had positive balances in the Deferred Compensation Plan as of the beginning of Fiscal 2007, but the entire balance for each such executive was paid to such executive prior to the end of Fiscal 2007. These amounts so paid to each of Mr. Hussey, Mr. Biller, Mr. Genito and Mr. Steward are included in the Table entitled “Non-Qualified Deferred Compensation” starting on page 89. No contributions to the Deferred Compensation Plan were made by or on behalf of any named executive officer in Fiscal 2007.

Mr. Burel participates in a defined benefit pension plan through Rayovac our subsidiary, Europe GmbH. Mr Burel is eligible to receive a fixed annual retirement payment. The payment has both a fixed component and a variable component that is calculated based on the number of years of service Mr. Burel provides to the Company. Mr. Burel’s maximum benefit at retirement is approximately $45,600 per year (the “Maximum Amount”). Pursuant to the terms of that pension plan, Mr. Burel is entitled to a base benefit of 30% of the Maximum Amount. Mr. Burel’s base benefit increases based on the number of years of service that he provides. The percentage of the Maximum Amount that Mr. Burel is entitled to received at retirement, above the base amount of 30%, is increased by (i) 5% for each completed year of service beginning with his sixth and continuing until his tenth year of service, (ii) 2.5% for each completed year of service beginning with his eleventh and continuing until his twentieth year of service and (iii) 2% for each completed year of service beginning with his twenty-first and continuing until his thirtieth year of service (or until his retirement benefit is equal to 100% of the Maximum Amount). The normal retirement age for Mr. Burel’s under the plan is 65. Mr. Burel is presently entitled to receive a benefit equal to 84% of the Maximum Amount or approximately, $38,600 upon his retirement. At the normal retirement age, Mr. Burel would be entitled to a retirement benefit equal to 100% of the Maximum Amount or, $45,600.

Post-Termination Benefits. As described above, the Company has entered into employment agreements with all its currently employed named executive officers other than Mr. Genito which govern, among other things, post-termination benefits payable to such named executive officers should his or her employment with the Company terminate. As described previously, the Company and Mr. Genito have entered into a severance agreement to govern, among other things, post-termination benefits payable to Mr. Genito should his employment with the Company terminate. In connection with the termination of their employment with the Company, each of Mr. Jones, Mr. Steward and Mr. Biller have entered into Separation Agreement and Releases with the Company to govern the parties relative rights and obligations arising out of such termination of employment. A detailed description of the post-termination rights and benefits pursuant to each of the agreements described in this paragraph is set forth under the heading “Termination and Change in Control Provisions” on page 90.

Perquisites and Benefits

The Company provides certain limited perquisites and other special benefits to certain executives, including the named executive officers. Among these benefits are financial planning services, tax planning services, car allowance or leased car program, executive medical exams and executive life and disability insurance. In addition, Mr. Hussey, Mr. Steward and Mr. Jones participate in the Company’s Medical Expense Reimbursement Plan, which provides for reimbursement for certain annual medical expenses not covered by the Company’s health insurance plan, up to a maximum of $10,000 per year (plus a tax gross-up as described below under “Tax Gross-Ups”). In addition, the Company has permitted Mr. Jones and Mr. Biller, prior to the termination of their employment with the Company, and Mr. Hussey to have personal use of the Company’s aircraft when it is not being used for business purposes. In addition, in certain circumstances, Mr. Jones, prior to the termination of his employment, was and Mr. Hussey continues to be permitted to travel to outside board meetings on the Company’s aircraft, in which case the Company receives some reimbursement from the companies on whose boards such executives serve.

Timing and Pricing of Stock-Based Grants

Annual grants of restricted stock to our named executive officers are made on the first business day in October each year, following approval by the Compensation Committee. In connection with the one-time performance-based grants to Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder described above under the heading “ One-Time Performance-Based Restricted Stock Incentive Grant” and in order to take advantage of remaining shares available under the Company’s 1997 Rayovac Incentive Plan, in Fiscal 2007 the Company made certain restricted share grants on August 27, 2007, the same date that such awards were approved by the Compensation Committee. In connection with the restricted stock grants made to Mr. Lumley, Mr. Heil and Ms. Yoder upon the execution of their respective employment agreements, the grant date of February 1, 2007, February 1, 2007 or April 2, 2007, respectively, was set forth in each such executive’s employment agreement. For purposes of valuing all grant awards, the grant price is the average of the high and low price of a share on the grant date.

Tax Treatment of Certain Compensation

Pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, the Company may not be able to deduct certain forms of compensation paid to its executives who remain employed at the end of a fiscal year to the extent such compensation exceeds $1,000,000. This section also includes an exception for certain performance-based compensation awards. While the Compensation Committee believes that it is generally in the Company’s best interests to satisfy these deductibility requirements, it retains the right to authorize payments in excess of the deductibility limits if it believes it to be in the interests of the Company and its shareholders. The Company has in the past, and may in the future, have instances where it has paid compensation to its executives that exceed the deductibility limits. For example, for Fiscal 2007, the compensation paid to Mr. Hussey by the Company included $3,756,090 in compensation that is not deductible pursuant to Section 162(m).

Tax Gross-Ups

The Company provides increases in payments to named executive officers and other management personnel to cover personal income tax due as a result of imputed income in connection with the provision of the following perquisites: Car allowance or company leased car, financial planning and tax planning and executive life and disability insurance. To the extent the use of the Company’s plane for permitted personal travel results in imputed income to Mr. Jones, Mr. Biller or Mr. Hussey, the Company provides gross-up payments to cover personal income tax due on such imputed income. In addition, pursuant to Mr. Jones’ employment agreement and the separation agreement and release executed with Mr. Jones at the time of his departure as Chief Executive Officer of the Company, the Company agreed that to the extent any payment or distribution to Mr. Jones would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties with respect thereto, then the Company would increase the payments to Mr. Jones in an amount to cover such excise tax and interest and penalties, if any. Beyond these tax gross-up payments, the Company does not make any other payment to the named executive officers to cover personal income taxes.

Recoupment Policy

The Company does not currently have a “recoupment” policy relating to unearned incentive compensation of executive officers in the event that the Company has to restate all or a portion of its financial statements.

Governing Plans

All outstanding grants of stock options and restricted stock were made pursuant to the 2004 Rayovac Incentive Plan, the 1997 Rayovac Incentive Plan or the Rayovac Corporation 1996 Stock Option Plan. The Rayovac Corporation 1996 Stock Option Plan expired in 2006 and no additional grants may be made pursuant to it. The 1997 Rayovac Incentive Plan expired on August 31, 2007 and no additional grants may be made pursuant to it.

Summary Compensation Table

The following table and footnotes show the compensation earned for service in all capacities during Fiscal 2007 for the Company for the named executive officers.

Summary Compensation Table

Name(1)	Year	Salary	Bonus(2)		Stock Awards(4)	Option Awards(5)	Non-Equity Incentive Plan Compensation(6)		Change in Pension Value and Nonqualified Deferred Comp Earnings(8)		All Other Compensation(10)	Total
Kent J. Hussey Chief Executive Officer	2007	$604,688	$—		$2,845,210	$159	$1,148,250		$12,967	(8)	$246,679	$4,857,953

Anthony L. Genito Executive Vice President, Chief Financial Officer and Chief Accounting Officer	2007	$280,833	$7,401	(3)	$306,617	$—	$373,181		$—		$46,379	$1,014,411

David R. Lumley Co-Chief Operating Officer and President—Global Batteries and Personal Care	2007	$518,056	$—		$762,844	$—	$886,515		$1,403	(8)	$384,434	$2,553,252

John A. Heil Co-Chief Operating Officer and President—Global Pet Supplies	2007	$436,113	$—		$918,384	$—	$429,570	(7)	$2,182	(8)	$116,505	$1,902,754

Amy J. Yoder President, United Industries	2007	$200,000	$—		$39,293	$—	$225,000		$—		$10,000	$474,293

David A. Jones Former Chairman and Chief Executive Officer	2007	$581,250	$—		$9,074,312	$370	$1,722,375		$20,459	(8)	$740,256	$12,139,022

Randall J. Steward Former Executive Vice President and Chief Financial Officer	2007	$354,167	$—		$126,358	$106	$488,006		$9,743	(8)	$254,292	$1,232,672

Kenneth V. Biller Former President, Global Operations	2007	$450,000	$—		$—	$106	$516,712		$9,862	(8)	$195,902	$1,172,582

Remy E. Burel Former President—Europe/ROW Batteries and Personal Care	2007	$532,500	$—		$—	$106	$365,189		$22,024	(9)	$8,660	$928,479

(1)

Titles included in this column are as of September 30, 2007, except that (i) the title for Mr. Genito was Senior Vice President, Chief Financial Officer and Chief Accounting Officer on September 30, 2007, (ii) the title for Ms. Yoder was Executive Vice President, Home and Garden and (iii) the titles for Mr. Jones, Mr. Steward, Mr. Biller and Mr. Burel reflect their titles at the time they ceased being executive officers. Mr. Jones, Mr. Steward and Mr. Biller are no longer employed by the Company and were not executive officers as of the end of the fiscal year. Mr. Burel will remain employed with the Company through January 31, 2008, however he relinquished all his management responsibilities as of July 26, 2007 and was not an executive officer as of the end of the fiscal year.

(2)	Performance-based incentive compensation bonuses are disclosed in this table under “Non-Equity Plan Incentive Compensation”.
(3)	Mr. Genito received a cash payment in December 2006 under the Company’s spot award program, prior to the time Mr. Genito became a member of the Spectrum Leadership Team, the Company’s executive committee. As a member of the Spectrum Leadership Team, Mr. Genito is no longer eligible for such awards.
(4)	Restricted stock awards were granted under the 1997 Rayovac Incentive Plan and the 2004 Rayovac Incentive Plan with the majority of the awards being strictly performance-based. For a detailed description of the grants made and the performance vesting provisions of those grants during the last fiscal year please see the sections entitled “Long Term Incentive Plan” and “One Time Performance-Based Restricted Stock Incentive Grant” beginning on pages 73 and 76, respectively. In addition, Mr. Lumley, Mr. Heil and Ms. Yoder each received a grant of time-based restricted stock based upon the execution of their respective employment agreements, as described under the heading “Restricted Stock Grants upon Execution of Employment Agreements” beginning on page 77. This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2007 in accordance with SFAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.
(5)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2007 in accordance with SFAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards. Amount reflected for Mr. Hussey includes acceleration of expense relating to the vesting of 168,941 restricted shares in connection with Mr. Hussey’s replacement as President and Chief Operating Officer, prior to the time he was appointed Chief Executive Officer. Amount reflected for Mr. Jones includes acceleration of expense related to vesting of 669,234 restricted shares in connection with the termination of Mr. Jones’ employment with the Company. Amount reflected for Mr. Steward reflects the reversal of previously recognized expenses with respect to 42,498 shares of restricted stock forfeit in connection with the termination of Mr. Steward’s employment with the Company. Amount reflected for Mr. Biller reflects the reversal of previously recognized expenses with respect to 45,047 shares of restricted stock forfeit in connection with the termination of Mr. Biller’s employment with the Company. Amount reflected for Mr. Burel reflects the reversal of previously recognized expenses with respect to 57,922 shares of restricted stock forfeit in connection with the termination of Mr. Burel’s employment with the Company.
(6)	Represents actual cash payments under the Company’s Management Incentive Plan earned in Fiscal 2007. For additional detail on the plan and the determination of the cash awards thereunder please refer to the discussion under the heading “Management Incentive Plan” beginning on page 70 and the table entitled “Grants of Plan-Based Awards” and its accompanying footnotes beginning on page 83.
(7)	In addition to the amounts reflected in this column, in November 2006, Mr. Heil received a Management Incentive Plan award for Fiscal 2006 in the amount of $78,103. Mr. Heil was the only named executive officer to receive an award for Fiscal 2006.
(8)	Amounts reflected represent the aggregate above-market increase of the actuarial value of the named executive’s benefit under the Company’s Supplemental Executive Retirement Plan. See Note 12, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of this plan.
(9)	Mr. Burel participates in the Varta Germany Executive Pension Plan and the amount reflected represents the actuarial increase of his benefit under this plan. See Note 12, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of this plan.
(10)	Please see the following table for the details of the amounts that comprise the All Other Compensation column:

All Other Compensation Table

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Reimburse- ment of Medical Expenses Not Paid By Company's Health Plan(2)	Personal Use of Company Jet(3)	Car Allowance/ Personal Use of Company Car(4)	Tax Equalization Payments(5)	Company Contributions to Executive's Qualified Retirement Plan(6)	Company Contributions to Executive's Nonqualified Retirement Plan(7)	Other Compen- sation		Cost of Living Differential Allowance(10)	Earned Severance Pay(11)	Relocation Expenses Provided to Executive(12)	Total
Mr. Hussey	$31,000	$11,198	$10,000	$21,775	$9,846	$39,110	$9,000	$78,750	$—		$36,000	$—	$—	$246,679
Mr. Genito	$11,200	$1,150	$—	$—	$11,797	$9,462	$12,770	$—	$—		$—	$—	$—	$46,379
Mr. Lumley	$30,000	$3,603	$—	$—	$6,750	$100,194	$15,250	$75,000	$—		$—	$—	$153,637	$384,434
Mr. Heil	$11,273	$4,358	$—	$—	$18,000	$2,356	$20,518	$60,000	$—		$—	$—	$—	$116,505
Ms. Yoder	$1,000	$—	$—	$—	$9,000	$—	$—	$—	$—		$—	$—	$—	$10,000
Mr. Jones	$93,000	$14,040	$6,470	$32,900	$13,249	$71,347	$9,000	$135,000	$18,500	(8)	$—	$346,750	$—	$740,256
Mr. Steward	$20,000	$4,080	$10,000	$—	$12,395	$27,999	$8,187	$63,750	$—		$25,000	$82,882	$—	$254,293
Mr. Biller	$33,500	$8,181	$—	$—	$21,694	$51,383	$9,000	$67,500	$—		$—	$4,644	$—	$195,902
Mr. Burel	$—	$—	$—	$—	$8,009	$—	$—	$—	$459	(9)	$—	$—	$—	$8,468

(1)	The amount represents the life insurance premium paid for the fiscal year. The company provides life insurance coverage equal to three times base salary for each executive officer, with the exception of Mr. Burel. Ms. Yoder’s coverage becomes effective in Fiscal 2008.
(2)	Amounts represent reimbursements under the Medical Expenses Reimbursement Plan described under the heading “Perquisites and Benefits” beginning on page 78.
(3)	Amounts represent the aggregate incremental usage costs associated with the personal use of the Company aircraft by Mr. Jones and Mr. Hussey. Prior to his termination, Mr. Biller was also entitled in certain circumstances to make personal use of Company aircraft, however, he did not exercise this right during Fiscal 2007. This benefit is described under the heading “Perquisites and Benefits” beginning on page 78.
(4)	The Company sponsors a leased car and car allowance program. Under the leased car program, costs associated with using the vehicle are also provided. These include, fuel costs, maintenance, insurance, and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. Going forward, the Company’s expects to utilize only a car allowance program. All of the named executive officers other than Mr. Heil and Ms. Yoder, participate in the leased car program. Mr. Jones’ participation in our automobile programs ended on his termination date, at which time he was allowed to purchase his leased automobile for the then-current residual value of the automobile. Mr. Heil and Ms. Yoder each receive a $1,500 per month car allowance.
(5)	Includes tax gross-up payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, executive leased car program, relocation and personal use of the company jet, as described under the heading “Tax Gross-Ups” beginning on page 79.
(6)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan. For Mr. Heil, the total includes Company profit sharing-based contribution based on 2006 results. None of the other named executive officers are eligible for such a profit sharing-based contribution.
(7)	Represents the Company’s contribution to each participating named executive officers’ SERP account, consisting of annual contribution and 8.0% annual interest credit.
(8)	Represents additional salary for Mr. Jones per the terms of his employment agreement.
(9)	Represents amounts received by Mr. Burel for entertainment and accident insurance pursuant to his employment agreement.
(10)	In connection with the relocation of the Company’s corporate headquarters from Madison, Wisconsin to Atlanta, Georgia, Mr. Hussey and Mr. Steward were provided cost of living differential allowances in the amounts of $3,000 and $2,500 respectively. Mr. Steward’s cost of living differential ceased upon the termination of his employment.
(11)	For Mr. Jones, the amount reflected represents accrued amounts owed as post-termination severance during Fiscal 2007 but unpaid to Mr. Jones pursuant to his Separation Agreement, which provides that Mr. Jones is subject to a six-month deferral of any severance pay. For Mr. Jones the amount also includes $27,599.50 in legal fees incurred by Mr. Jones in connection with the negotiation of his separation agreement and paid by the Company. The reflected amount was paid to Mr. Jones on December 1, 2007. For Mr. Steward, the amount reflected represents amounts paid to Mr. Steward as post-termination severance payments during Fiscal 2007 pursuant to his Separation Agreement. For Mr. Steward, the amount also includes $12,048.58 in legal fees incurred by Mr. Steward in connection with the negotiation of his separation agreement and paid by the Company. For Mr. Biller the amount reflects $4643.50 in legal fees incurred by Mr. Biller in connection with the negotiation of his separation agreement and paid by the Company. Mr. Burel did not earn any severance pay during Fiscal 2007.
(12)	Represents the expenses incurred for the relocation of Mr. Lumley to Madison, Wisconsin. The amount includes a $75,000 cash payment related to the sale price for Mr. Lumley’s prior residence.

Grants of Plan-Based Awards

The following table and footnotes provide information with respect to equity grants made to the named executive officers during Fiscal 2007 as well as the range of future payouts under non-equity incentive plans for the named executive officers.

Grants of Plan-Based Awards Table

	Grant Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares	Fair Value on Grant Date(6)
Name			Threshold $	Target $	Maximum $	Threshold #	Target #	Maximum #
Kent J. Hussey	10/2/2006	(2)				47,960	95,920	95,920		$787,503
	8/24/2007	(3)				72,116	144,231	144,231		$750,001
	8/24/2007	(4)				8,500	17,000	17,000		$88,400
			$187,500	$750,000	$1,500,000

Anthony L. Genito	10/2/2006	(2)				11,419	22,838	22,838		$187,500
	8/24/2007	(3)				31,250	62,500	62,500		$325,000
	8/24/2007	(4)				3,500	7,000	7,000		$36,400
			$48,750	$195,000	$390,000

David R. Lumley	10/2/2006	(2)				38,064	76,127	76,127		$625,003
	2/1/2007	(5)							50,000	$605,250
	8/24/2007	(3)				50,481	100,962	100,962		$525,002
	8/24/2007	(4)				6,000	12,000	12,000		$62,400
			$131,250	$525,000	$1,050,000

John A. Heil	10/2/2006	(2)				30,451	60,901	60,901		$499,997
	2/1/2007	(5)							50,000	$605,250
	8/24/2007	(3)				43,269	86,538	86,538		$449,998
	8/24/2007	(4)				5,000	10,000	10,000		$52,000
			$112,500	$450,000	$900,000

Amy J. Yoder	4/2/2007	(5)							35,000	$224,525
	8/24/2007	(3)				38,462	76,923	76,923		$400,000
	8/24/2007	(4)				4,500	9,000	9,000		$46,800
			$75,000	$300,000	$600,000

David A. Jones	10/2/2006	(2)				137,029	274,057	274,057		$2,250,008
			$281,250	$1,125,000	$2,250,000

Randall J. Steward	10/2/2006	(2)				32,354	64,708	64,708		$531,253
			$79,688	$318,750	$637,500

Kenneth V. Biller	10/2/2006	(2)				34,257	68,514	68,514		$562,500
			$84,375	$337,500	$675,000

Remy E. Burel	10/2/2006	(2)				22,838	45,676	45,676		$375,000
			$79,875	$319,500	$639,000

(1)	Non-Equity Incentive Plan Awards represents the threshold, target and maximum payments under the Company’s management Incentive Plan for Fiscal 2007. The actual amount earned under this plan for Fiscal 2007 is disclosed in the “Summary Compensation Table” beginning on page 80 in the column entitled “Non-Equity Incentive Plan Compensation”.
(2)	Represents performance-based restricted stock granted to executives pursuant to the Company’s 2007 LTIP, granted under the 2004 Rayovac Incentive Plan. The 2007 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 73 and in footnote 2 to the “Outstanding Equity Awards at Fiscal Year-End” table beginning on page .
(3)	Represents performance-based restricted stock granted to executives under the 1997 Rayovac Incentive Plan. The terms and details of these restricted stock grants are described under the heading “One Time Performance-Based Restricted Stock Incentive Grant” beginning on page 76 and in footnote 3 to the “Outstanding Equity Awards at Fiscal Year-End” table beginning on page .
(4)	Represents performance-based restricted stock granted to executives during Fiscal 2007 pursuant to the Company’s 2008 LTIP, granted under the 1997 Rayovac Incentive Plan. The terms and details of the 2008 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 73 and in footnote 4 to the “Outstanding Equity Awards at Fiscal Year-End” table beginning on page .
(5)	Represents time-based restricted stock granted to executives under the 2004 Rayovac Incentive Plan. 100% of the shares cliff vest on the third anniversary of the date of the grant.
(6)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2007 in accordance with SFAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.

We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report, found beginning on pages 67 and 90, respectively, as well as the corresponding footnotes to the tables, for material factors necessary for an understanding of the compensation detailed in the above two tables.

Outstanding Equity Awards at Fiscal Year End

The following table and footnotes set forth information regarding unexercised stock options and unvested restricted stock as of September 30, 2007 for the named executive officers. The market value of shares or options that have not vested was determined by multiplying $5.80, the closing market price of the Company’s stock on September 28, 2007 (the last day the market was open prior to the end of Fiscal 2007) by the number of shares.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Grant Date	Unexercised Options Exercisable	Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Grant Date	Unvested Stock Awards		Market Value Unvested
Kent J. Hussey	4/28/1998	36,053			$22.88	4/28/2008
	4/28/1998	36,053			$22.88	4/28/2008
	10/1/1999	10,000			$21.63	10/1/2009
	10/1/1999	10,000			$21.63	10/1/2009
	10/1/1999	10,000			$21.63	10/1/2009
	10/1/1999	10,000			$21.63	10/1/2009
	11/7/2000	25,000			$14.50	11/7/2010
	11/7/2000	25,000			$14.50	11/7/2010
	10/1/2001	37,500			$14.50	10/1/2011
	10/1/2001	7,650			$14.50	10/1/2011
	10/1/2002		12,750	(1)	$12.20	10/1/2012
	10/1/2002	12,750			$12.20	10/1/2012
							4/1/2005	35,638	(2)	$206,700
							10/2/2006	95,920	(3)	$550,101
							8/24/2007	144,231	(4)	$827,165
							8/24/2007	17,000	(5)	$97,495

Anthony L. Genito							7/1/2004	1,666	(6)	$9,555
							10/1/2004	1,440	(7)	$8,258
							10/1/2004	717	(7)	$4,112
							4/1/2005	7,331	(2)	$42,043
							12/1/2005	4,021	(8)	$23,060
							12/1/2005	3,015	(9)	$17,291
							10/2/2006	22,838	(3)	$130,976
							8/24/2007	62,500	(4)	$358,438
							8/24/2007	7,000	(5)	$40,145

David R. Lumley							1/17/2006	50,000	(10)	$286,750
							10/2/2006	76,127	(3)	$436,588
							2/1/2007	50,000	(11)	$286,750
							8/24/2007	100,962	(4)	$579,017
							8/24/2007	12,000	(5)	$68,820

	Option Awards						Stock Awards
Name	Grant Date	Unexercised Options Exercisable	Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date		Grant Date	Unvested Stock Awards		Market Value Unvested
John A. Heil							4/1/2005	25,000	(12)	$143,375
							4/1/2005	21,722	(2)	$124,576
							2/1/2006	9,000	(8)	$51,615
							2/1/2006	6,750	(9)	$38,711
							10/2/2006	60,901	(3)	$349,267
							2/1/2007	50,000	(11)	$286,750
							8/24/2007	86,538	(4)	$496,295
							8/24/2007	10,000	(5)	$57,350

Amy J. Yoder							4/2/2007	35,000	(13)	$200,725
							8/24/2007	76,923	(4)	$441,153
							8/24/2007	9,000	(5)	$51,615

David A. Jones	11/7/2000	25,000		$14.5000	5/23/2008	(14)
	11/7/2000	25,000		$14.5000	5/23/2008	(14)
	10/1/2001	87,500		$14.5000	5/23/2008	(14)
	10/1/2001	87,500		$14.5000	5/23/2008	(14)
	10/1/2002	57,750		$12.2000	5/23/2008	(14)
	10/1/2002	87,500		$12.2000	5/23/2008	(14)

Randall J. Steward	3/16/1998	35,609		$18.19	3/16/2008
	3/16/1998	56,973		$18.19	3/16/2008
	10/1/1998	2,500		$16.1900	7/31/2008	(14)
	10/1/1999	1,875		$21.6300	7/31/2008	(14)
	10/1/1999	3,750		$21.6300	7/31/2008	(14)
	10/1/1999	2,000		$21.6300	7/31/2008	(14)
	10/1/1999	4,000		$21.6300	7/31/2008	(14)
	11/7/2000	8,250		$14.5000	7/31/2008	(14)
	8/16/2002	49,495		$14.5000	7/31/2008	(14)
	8/16/2002	49,495		$14.5000	7/31/2008	(14)
	10/1/2002	11,500		$12.2000	7/31/2008	(14)
							10/1/2003	3,995	(15)	$22,911
							10/1/2004	4,800	(7)	$27,528
							10/1/2004	2,389	(7)	$13,701
							4/1/2005	25,000	(12)	$143,375
							2/1/2006	13,650	(16)	$78,283
							2/1/2006	10,237	(17)	$58,709
							10/2/2006	64,708	(3)	$371,100

	Option Awards						Stock Awards
Name	Grant Date	Unexercised Options Exercisable	Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date		Grant Date	Unvested Stock Awards		Market Value Unvested
Kenneth V. Biller	10/1/1998	12,500		$16.1900	9/30/2008	(14)
	10/1/1998	12,500		$16.1900	9/30/2008	(14)
	10/1/1999	7,500		$21.6300	9/30/2008	(14)
	10/1/1999	7,500		$21.6300	9/30/2008	(14)
	10/1/1999	10,000		$21.6300	9/30/2008	(14)
	10/1/1999	10,000		$21.6300	9/30/2008	(14)
	11/7/2000	11,213		$14.5000	9/30/2008	(14)
	10/1/2001	8,500		$14.5000	9/30/2008	(14)
	10/1/2002	8,500		$12.2000	9/30/2008	(14)
							10/1/2003	3,710	(15)	$21,277
							10/1/2004	4,800	(7)	$27,528
							10/1/2004	2,389	(7)	$13,701
							4/1/2005	12,500	(15)	$71,688
							2/1/2006	14,500	(16)	$83,158
							2/1/2006	10,875	(17)	$62,368
							10/2/2006	68,514	(3)	$392,928

Remy E. Burel	10/1/2002		8,500	$12.2000	1/31/2008	(18)
	10/1/2002	8,500		$12.2000	1/31/2009	(14)
							10/1/2003	3,710	(15)	$21,277
							10/1/2004	4,800	(7)	$27,528
							10/1/2004	2,389	(7)	$13,701
							4/1/2005	25,000	(19)	$143,375
							4/1/2005	23,274	(2)	$133,476
							2/1/2006	9,650	(20)	$55,343
							2/1/2006	7,237	(21)	$41,504
							10/2/2006	45,676	(3)	$261,952

(1)	Options vest on September 30, 2012, if executive remains employed by the Company.
(2)	Shares granted under Superior Achievement Program to provide incentives for senior management to integrate the acquired United Industries business. Shares would vest on February 7, 2008 if certain performance measures were met. It was determined these were not met; therefore shares will vest on February 7, 2012 unless executive’s employment terminates for any reason prior to that date.
(3)	Represents performance-based restricted stock granted to executives pursuant to the Company’s 2007 LTIP, granted under the 2004 Rayovac Incentive Plan. The 2007 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 73.
(4)	Represents performance-based restricted stock granted to executives under the 1997 Rayovac Incentive Plan. The terms and details of these restricted stock grants are described under the heading “One Time Performance-Based Restricted Stock Incentive Grant” beginning on page 76.
(5)	Represents performance-based restricted stock granted to executives during Fiscal 2007 pursuant to the Company’s 2008 LTIP, granted under the 1997 Rayovac Incentive Plan. The terms and details of the 2008 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 73.
(6)	Shares vested 50% on October 1, 2007 and 50% on December 1, 2007.
(7)	Shares vested on December 1, 2007.

(8)	Shares vested 50% on December 1, 2007. 25% of the shares will vest on December 1, 2008 if it is deemed performance measures are met and, if not, they vest on December 1, 2009. 25% of the shares will vest on December 1, 2009 if it is deemed performance measures are met and, if not, they vest on December 1, 2010 unless executive’s employment terminates for any reason prior to these date.
(9)	Shares vested 1/3 on December 1, 2007, and vest 1/3 on December 1, 2008 and 1/3 on December 1, 2009 unless executive’s employment terminates for any reason prior to that date.
(10)	Shares vest on January 17, 2009 unless executive’s employment terminates for any reason prior to that date.
(11)	Shares vest on January 10, 2010 unless executives voluntarily terminates his employment for any reason other than good reason (as described under the heading “Termination in the event Mr. Heil, Mr. Lumley or Ms. Yoder elects to invoke his right to terminate his or her employment for good reason” beginning on page 94) or employment is terminated for cause prior to that date.
(12)	Shares vest on October 1, 2008 unless executive’s employment terminates for any reason prior to that date.
(13)	Shares vest on March 31, 2010 unless executives voluntarily terminates her employment for any reason other than good reason (as described under the heading “Termination in the event Mr. Heil, Mr. Lumley or Ms. Yoder elects to invoke her right to terminate his or her employment for good reason” beginning on page 94) or employment is terminated for cause prior to that date.
(14)	Pursuant to terms of grant, options expire one year from termination of executive’s employment.
(15)	Shares vested on October 1, 2007.
(16)	Shares vested 50% on December 1, 2007. The remaining 50% are forfeited on December 31, 2007 pursuant to such executives’ separation agreement.
(17)	Shares vested 1/3 on December 1, 2007. The remaining 2/3 are forfeited on December 31, 2007 pursuant to such executives’ separation agreement.
(18)	Shares will forfeit on January 31, 2008 upon such executive’s termination pursuant to the executive’s separation agreement.
(19)	Shares vested 1/3 on December 1, 2007. The remaining 2/3 are forfeited on January 31, 2008 pursuant to such executive’s separation agreement.
(20)	Shares are forfeited on January 31, 2008 pursuant to such executive’s separation agreement.
(21)	Shares vested 50% on December 1, 2007. The remaining 50% are forfeited on January 31, 2008 pursuant to such executive’s separation agreement.

Option Exercises and Stock Vested

The following table and footnotes provide information regarding stock option exercises and stock vesting during Fiscal 2007 for the named executive officers. Mr. Lumley and Ms. Yoder did not exercise any stock options and no stock awards have vested during Fiscal 2007.

Option Exercises and Stock Vested Information

	Option Awards			Stock Awards
Name	Number Of Shares Exercised		Market Value Realized	Shares Acquired on Vesting		Market Value Realized
Kent J. Hussey	—		$—	235,713	(2)	$1,694,612
Anthony L. Genito	—		$—	4,099		$34,276
John A. Heil	—		$—	2,250		$20,126
David A. Jones	149,195	(1)	$96,419	730,395	(3)	$6,166,388
Randall J. Steward	—		$—	16,158		$138,634
Kenneth V. Biller	—		$—	28,297		$238,475
Remy E. Burel	—		$—	14,585		$125,009

(1)	Shares underlying options exercised by Mr. Jones were immediately sold pursuant to a 10b5-1 plan executed in June 2007.
(2)	The vesting of 168,941 of the shares reflected in this column was triggered pursuant to Mr. Hussey’s employment agreement as then in effect upon his replacement as President and Chief Operating Officer of the Company, prior to the time he was named Chief Executive Officer.
(3)	Figure includes vesting of all 669,234 shares of unvested restricted stock held by Mr. Jones upon his termination from the Company on May 23, 2007, pursuant to his employment agreement.

Pension Benefits Table

The following table and footnotes provide information regarding the Company’s pension plans for each named executive officer as of the end of Fiscal 2007. Of the named executive officers, only Mr. Burel participates in a Company pension plan. The defined benefit plan in which Mr. Burel participates is described under the heading “Deferral and Post-Termination Rights” beginning on page 77.

Pension Benefits Table

Name	Plan Name	Number of Years of Service	Present Value of Acc Benefits	Payments During FY 2007
Remy E. Burel	Varta Germany Executive Pension Plan	17	$264,917	$—

Non-Qualified Deferred Compensation

The following table and footnotes provide information regarding the Company’s non tax-qualified defined contribution and deferred compensation plans for each of the named executive officers who participate in any such plans. Ms. Yoder did not participate these plans. The plans are described under the heading “Deferral and Post-Termination Rights” beginning on page 77.

Nonqualified Deferred Compensation Table(1)

Name	Executive Contributions in FY 2007(2)	Company Contributions in FY 2007(3)	Aggregate Earnings in FY 2007(4)	Aggregate Withdrawals in FY 2007(5)	Aggregate Balance at 9/30/2007(5)(6)
Kent J. Hussey	$—	$78,750	$65,714	$582,150	$748,919
Anthony L. Genito	$—	$—	$5,547	$106,489	$—
David R. Lumley	$—	$75,000	$6,000	$—	$81,000
John A. Heil	$—	$60,000	$9,336	$—	$126,036
David A. Jones	$—	$135,000	$87,525	$—	$1,181,583
Randall J. Steward	$—	$63,750	$53,898	$241,279	$562,686
Kenneth V. Biller	$—	$67,500	$60,386	$1,305,121	$569,579
Remy E. Burel	$—	$—	$—	$—	$—

(1)	The Company offers a supplemental executive retirement plan (“SERP”) to certain executives and a deferred compensation plan to all executives. The participants in the SERP are Mr. Hussey, Mr. Lumley, Mr. Heil, Mr. Jones, Mr. Steward and Mr. Biller. On October 1 of every year, an amount equal to 15% of a participant’s annual base salary is credited to the participant’s account. In addition, each participant’s account receives an annual interest credit of 8%. There are currently no participants in the deferred compensation plan. Each of Mr. Hussey, Mr. Biller, Mr. Genito and Mr. Steward had positive balances in the deferred compensation plan as of the beginning of Fiscal 2007, but the entire balance for each such executive was paid to such executive prior to the end of Fiscal 2007.
(2)	The SERP does not require employee contributions and the deferred compensation plan has no executives actively deferring any compensation.
(3)	Represents the 15% of annual base salary credit each participant in the SERP receives on October 1 of each year.
(4)	Represents the 8% interest credit each participant in the SERP receives per year and the earnings received on participants deferred compensation balance.
(5)	Each of Mr. Hussey, Mr. Biller, Mr. Genito and Mr. Steward had positive balances in the deferred compensation plan as of the beginning of Fiscal 2007, but the entire balance for each such executive was paid to such executive prior to the end of Fiscal 2007.
(6)	Represents balance for the SERP only as of September 30, 2007.

Termination and Change in Control Provisions

Awards under the Company’s Incentive Plans

Each named executive officer has received and currently holds stock options and/or restricted stock awards under the 1997 Rayovac Incentive Plan and the 2004 Rayovac Incentive Plan, including those made under the Company’s LTIP incentive program. As described above, Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder are also participants in the cash-based portion of the Company’s 2008 LTIP and Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Mr. Burel are participants in the 2008 MIP. Each of these incentive plans contain provisions triggered by a change in control of the Company. For purposes of these incentive plans, change in control generally means the occurrence of any of the following events:

(i)	the acquisition, by any individual, entity or group of beneficial ownership of 20% or more of either the then outstanding shares of Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors;

(ii)	individuals who constituted the Board of Directors at the effective time of either of the plans and directors who are nominated and elected as their successors from time to time, cease for any reason to constitute at least a majority of the Board;

(iii)	approval by the stockholders of the Company of a reorganization, merger, share exchange or consolidation; or

(iv)	approval by the stockholders of the Company of either a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company.

In the event of a change in control:

(i)	all stock options and stock appreciation rights outstanding as of the date the change in control occurs will become fully vested and exercisable;

(ii)	the restrictions and other conditions applicable to any restricted stock or other stock-based awards, including vesting requirements, will lapse, and the awards will become free of all restrictions and fully vested;

(iii)	the value of all outstanding stock options, stock appreciation rights, restricted stock and other stock-based awards will, unless otherwise determined by the Compensation Committee at or after grant, will be cashed out on the basis of the change in control price (as described below) as of the date such change in control occurs or such other date as the Compensation Committee may determine prior to the change in control; and

(iv)	any incentive awards related to performance cycles prior to the performance cycle in which the change in control occurs that have been earned but not paid will become immediately payable in cash. In addition, each participant who has been awarded an incentive award will be deemed to have earned a pro rata incentive award.

For these purposes, the change in control price is the highest price per share paid in any transaction reported on the New York Stock Exchange-Composite Transactions or paid or offered in any bona fide transaction related to a potential or actual change in control of the Company at any time during the preceding 60-day period as determined by the Compensation Committee, except that, in the case of incentive stock options, unless the Compensation Committee otherwise provides, such price will be based only on transactions reported for the date on which the incentive stock options are cashed out.

Spectrum Brands, Inc. Supplemental Executive Retirement Plan

As discussed under the heading “Deferral and Post-Termination Rights” beginning on page 77, Mr. Hussey, Mr. Jones, Mr. Steward, Mr. Biller, Mr. Lumley and Mr. Heil are continuing participants in the Company’s SERP. A participant earns a fully vested and nonforfeitable interest in his or her SERP account after five years of service to the Company, becoming 20% vested in each year. However, upon a change of control as defined under the SERP, or the death or disability of such participant, a participant immediately becomes fully-vested. Among the named executive officers that are participants in the SERP, only Mr. Heil and Mr. Lumley are not fully vested. As a result, only Mr. Heil and Mr. Lumley would be affected by this change in control provision. As of September 30, 2007, Mr. Heil was 20% vested and Mr. Lumley was 0% vested. These vesting percentages increased to 40% and 20%, respectively, on October 1, 2007.

Participants in the SERP make irrevocable elections as to when they wish to begin receiving distributions under the SERP. Each of the following NEOs have elected to receive distributions under the SERP following any termination of their employment with the Company: Mr. Jones, Mr. Steward and Mr. Biller.

Executive-Specific Provisions

As discussed under the heading “Employment Agreements” beginning on page 69, (i) each of Mr. Hussey, Mr. Lumley, Mr. Heil and Ms. Yoder are parties to continuing employment agreements with the Company that govern various aspects of the employment relationship, including the rights and obligations of the parties upon termination of that employment relationship, (ii) the Company and Mr. Genito have entered into a severance agreement governing the rights and obligations of the parties in the event the employment relationship with Mr. Genito ends; and (iii) in connection with the end of the employment relationships with each of Mr. Jones, Mr. Steward, Mr. Biller and Mr. Burel, the Company and these named executive officers have entered into separation agreements governing the rights and obligations of the parties attending the end of their employment relationships. Set forth below is a brief description of the provisions of those agreements with respect to a termination of employment and/or in the event of a change in control.

Kent J. Hussey

The Company and Mr. Hussey, who was appointed Chief Executive Officer of the Company on May 23, 2007, are parties to an amended and restated employment agreement dated as of April 1, 2005, which was amended on June 29, 2007 (as amended “Mr. Hussey’s employment agreement”). Mr. Hussey’s employment agreement contains the following provisions applicable upon the termination of Mr. Hussey’s employment with the Company or in the event of a change in control of the Company.

Employment relationship ends for any reason. Following the end of Mr. Hussey’s employment with the Company for any reason, Mr. Hussey is entitled to receive the following benefits: (i) the Company will reimburse Mr. Hussey for the reasonable expenses associated with Mr. Hussey’s tax preparation and financial planning services for a period of ten (10) years from the end of the his employment and (ii) for a period of ten (10) years from the end of his employment, the Company will arrange to provide Mr. Hussey and his spouse with continuing medical, dental and life insurance benefits substantially similar to those provided to Mr. Hussey and his spouse by the Company immediately prior to the end of the his employment with the Company, at no greater cost to Mr. Hussey than the cost to Mr. Hussey immediately prior to such date. The right to receive these benefits was triggered pursuant to Mr. Hussey’s employment agreement as then in effect upon his replacement as President and Chief Operating Officer of the Company, prior to the time he was named Chief Executive Officer.

Termination of Mr. Hussey for Cause or voluntarily by Mr. Hussey. In the event that Mr. Hussey’s employment with the Company is terminated for cause (as defined in Mr. Hussey’s employment agreement), or Mr. Hussey voluntarily terminates his employment (except pursuant to a constructive discharge, described below) then Mr. Hussey’s right to receive salary and benefits will cease as of the date of such termination, except that Mr. Hussey will be entitled to any of his rights and accrued benefits.

Termination of Mr. Hussey without Cause or as a result of Death or Disability. If Mr. Hussey’s employment with the Company ends as a result of a termination of his employment by the Company without cause, or as a result of Mr. Hussey’s death or disability, and Mr. Hussey executes a separation agreement with a release of claims agreeable to the Company, Mr. Hussey would be entitled to receive the payments and benefits set forth below.

•	The Company will pay to Mr. Hussey, as severance, an amount in cash equal to two times the sum of (i) Mr. Hussey’s base salary then in effect, and (ii) the annual bonus (if any) earned by Mr. Hussey pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which the termination occurs (the “Hussey Cash Severance”). Additionally, the Company will pay to Mr. Hussey an amount equal to the pro rata portion of the annual bonus Mr. Hussey actually would have earned for the fiscal year in which termination occurs. These amounts are to be paid to Mr. Hussey in a lump sum payment.

•

For the greater of the 24-month period immediately following such termination or the period ending on September 30, 2008, the Company will arrange to provide insurance, pension and all other benefits as are generally made available by the Company to its executive officers from time to time, including, without limitation, any SERP and/or medical expenses reimbursement plans, including the MERP, to Mr. Hussey and his dependents on a basis substantially similar to those provided to the Executive and his dependents by the Company immediately prior to the date of termination, at no greater cost to the

Executive than the cost to the Executive immediately prior to such date. These benefits cease immediately upon the discovery by the Company of Mr. Hussey’s breach of the agreements not to compete, not to solicit customers or employees and to maintain the confidentiality of secret processes and confidential information provisions included in Mr. Hussey’s employment agreement, which extend for a period of two years after his termination. In addition, these benefits will be reduced to the extent benefits of the same type are received by or made available to Mr. Hussey during the 24-month period following the termination of Mr. Hussey’s employment; provided, however, that the Company will reimburse Mr. Hussey for the excess, if any, of the cost of such benefits to Mr. Hussey over such cost immediately prior to the date of termination.

•	Any outstanding awards made pursuant to the Company’s Long Term Incentive Plan will become vested immediately.

Constructive Termination. Mr. Hussey’s employment agreement permits Mr. Hussey, under certain circumstances, to terminate his employment relationship upon the occurrence of a constructive termination (as defined below). The election by Mr. Hussey to terminate his employment as a result of the occurrence of an event of constructive termination is, for the purposes of Mr. Hussey’s employment agreement as well as any stock option agreements or restricted stock award agreements between the Company and Mr. Hussey, treated as a termination by the Company without cause. As such, it would entitle Mr. Hussey, contingent upon his execution of a separation agreement with a release of claims agreeable to the Company, to receive those benefits described above under “Termination of Mr. Hussey without Cause or as a result of Death or Disability”. Constructive termination under Mr. Hussey’s employment agreement is defined as the occurrence of any of the following events without Mr. Hussey’s consent:

(i)	any reduction in Mr. Hussey’s annual base salary;

(ii)	the required relocation of Mr. Hussey’s place of principal employment to an office more than 50 miles from his current office, or the requirement by the Company that Mr. Hussey be based at an office other than the Company’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Hussey’s responsibilities, authorities, powers, functions or duties; or

(iv)	a breach by the Company of any of its other material obligations under Mr. Hussey’s employment agreement, if not cured within 30 days after written notice of such breach.

Change in Control. Under Mr. Hussey’s employment agreement, Mr. Hussey may elect to terminate his employment within 60 days following a change in control (as generally defined under the incentive plans), and, if Mr. Hussey executes a separation agreement with a release of claims agreeable to the Company, then such termination by Mr. Hussey will be treated as a termination by the Company without cause, and Mr. Hussey would be entitled to the benefits described above under “Termination of Mr. Hussey without Cause or as a result of Death or Disability”, except that instead of the Hussey Cash Severance, the Company will pay to Mr. Hussey as cash severance, an amount in cash equal to double the sum of (i) Mr. Hussey’s base salary then in effect, and (ii) the annual bonus (if any) earned pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs, which will be the full amount of such bonus even if Mr. Hussey terminates his employment before the end of such fiscal year. The Company may require that Mr. Hussey remain employed by the Company for up to a maximum of 3 months following the change in control.

Anthony L. Genito

Mr. Genito and the Company have not entered into an employment agreement. However, Mr. Genito and the Company have entered into a severance agreement dated October 1, 2005 that, together with the Company’s policies and procedures, govern Mr. Genito’s rights in connection with the termination or other end of his employment. Pursuant to Mr. Genito’s severance agreement, if his employment is terminated (i) by the Company without cause (as defined in the severance agreement) or (ii) by reason of death or disability, and Mr. Genito executes a separation agreement with a release of claims agreeable to the Company, then the Company will pay Mr. Genito the amounts, and provide Mr. Genito the benefits, described below:

•

The Company will pay to Mr. Genito an amount in cash equal to the sum of (i) two times his base salary in effect at the time of such termination, to be paid in equal semi-monthly installments over the two-year period beginning on the date of the termination of Mr. Genito’s employment and (ii) two times the annual bonus to which Mr. Genito is entitled with respect to the fiscal year in which the termination occurs under any annual bonus or incentive plan maintained by the Company in an amount determined as if the Company had achieved 100% of the applicable performance goals set by the Board of Directors for such fiscal year, one-half of which will be paid to Mr. Genito on or before the December 31st following the end of such fiscal year and the remaining one-half of which will be paid on or before the following December 31st.

•

For the 24-month period immediately following such termination, the Company will arrange to provide Mr. Genito and his dependents with insurance benefits substantially similar to those provided to Mr. Genito and his dependents by the Company immediately prior to the date of termination, at no greater cost to Mr. Genito than the cost to Mr. Genito immediately prior to such date. These benefits will cease immediately upon the discovery by the Company of Mr. Genito’s breach of the covenants not to compete, not to solicit customers or employees and to maintain the confidentiality of the Company’s secret processes, confidential information and trade secrets contained in his severance agreement that extend for a period of two years following his termination. In addition, the benefits will be reduced to the extent benefits of the same type are received by or made available to Mr. Genito from another source during the period, provided that the Company will reimburse Mr. Genito for any amount by which the cost of those benefits exceed the cost of such benefits to Mr. Genito immediately prior to the date of termination.

Retention/Change in Control. Mr. Genito is a participant in a Company retention program put in place for certain members of management. No other named executive officers are participants in this retention program. Pursuant to this retention plan, in the event of a change in control (as defined in the incentive plans) prior to September 30, 2008, Mr. Genito would be entitled to receive the following payments and benefits set forth below.

•

A cash payment in an amount equal to the pro-rata share of Mr. Genito’s target MIP award amount, based on the number of whole months completed in the then-current fiscal year prior to the date of such change in control.

•	A cash payment equal to 100% of Mr. Genito’s target 2008 LTIP award, to be paid in two equal installments in November 2008 and November 2009.

•

An amount in cash equal to 33 1/3% of Mr. Genito’s annual base salary plus target MIP award, assuming that Mr. Genito continues his employment with the surviving corporation through December 31, 2008. Should Mr. Genito be terminated without cause prior to such date by the surviving corporation, he would receive this amount at the time of such termination.

David R. Lumley, John A. Heil and Amy J. Yoder

Each of Mr. Lumley and Mr. Heil is party to an amended and restated employment agreement between such executive and the Company each dated as of January 16, 2007. Ms. Yoder and the Company are parties to an employment agreement dated as of March 27, 2007. The employment agreements for Mr. Lumley, Mr. Heil and Ms. Yoder contain substantially similar provisions with respect to amounts and benefits payable on a termination of employment and/or in the event of a change in control.

Termination for Cause or voluntary termination by the executive (other than for good reason). In the event that the Mr. Lumley, Mr. Heil or Ms. Yoder is terminated for cause (as defined in the applicable employment agreement) or terminates his or her employment voluntarily, other than for good reason (as defined below), the executive’s salary and other benefits provided under his or her employment agreement cease at the time of such termination and such executive is entitled to no further compensation under his or her employment agreement. Notwithstanding this, the executive would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to the executive accrued pay and benefits.

Termination without cause or for death or disability. If the employment of Mr. Lumley, Mr. Heil or Ms. Yoder with the Company is terminated by the Company without cause or due to the executive’s death or disability, the terminated executive is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

•

pay the executive two times the sum of (i) the executive’s base salary in effect immediately prior to the executive’s termination and (ii) the annual bonus (if any) earned by the executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which the executive was terminated ratably over the 24-month period immediately following the executive’s termination (the “LHY cash severance”);

•	pay the executive the pro rata portion of the target annual bonus for the fiscal year in which the termination occurs promptly following the executive’s termination; and

•

for the greater of (i) the 24-month period immediately following such termination or (ii) the time remaining until September 30, 2010, arrange to provide the executive and his dependents with the insurance and other benefits generally made available from time to time by the Company to its executive officers who report to the Chief Executive Officer, on a basis substantially similar to those provided to the executive and his or her dependents by the Company immediately prior to the date of termination at no greater cost to the executive or the Company than the cost to the executive and the Company immediately prior to such date. These benefits will cease immediately upon the discovery by the Company of the executive’s breach of the agreement not to compete and secret processes and confidentiality provisions included in his or her employment agreement. Each of the executive’s employment agreements includes non-competition and non-solicitation that extend for one year following the executive’s termination and confidentiality provisions that extend for two years following the executive’s termination.

Termination in the event that Mr. Heil, Mr. Lumley or Ms. Yoder elects to invoke his or her right to terminate his or her employment for good reason. The employment agreements for Mr. Lumley, Mr. Heil and Ms. Yoder permit each executive, under certain circumstances, to terminate his or her employment relationship upon the occurrence of an event of good reason. Except as modified by the next paragraph, the election by such executive to terminate his or her employment as a result of the occurrence of an event of good reason is, for the purposes of such executive’s employment agreement as well as any stock option agreements or restricted stock award agreements with the Company, treated as a termination by the Company without cause. As such, it would entitle the executive, contingent upon such executive’s execution of a separation agreement with a release of claims agreeable to the Company, to receive the pay and benefits described above under “Termination without cause or for death or disability”. For Mr. Lumley, Mr. Heil and Ms. Yoder, good reason is defined as the occurrence of any of the following events without such executive’s consent:

(i)	any reduction in the applicable executive’s annual base salary or MIP target level;

(ii)	other than for Ms. Yoder the required relocation of such executive’s place of principal employment to an office more than 75 miles, in the case of Mr. Lumley, or 40 miles, in the case of Mr. Heil from that executive’s current office, or the requirement by the Company that the executive be based at an office other than the such executive’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of the executive’s responsibilities, authorities, powers, functions or duties, provided that in the case of Ms. Yoder, a reduction in the size or scope of the Home and Garden Business due to divestitures or transfers of assets to third parties does not constitute such a substantial diminution; or

(iv)	a breach by the Company of any of its other material obligations under the executive’s employment agreement, if not cured within thirty (30) days after written notice of such breach;

(v)	other than for Mr. Lumley, the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform such executive’s employment agreement; or

(vi)	As more fully described below, for Mr. Lumley, Mr. Heil or Ms. Yoder, respectively, the sale of Global Batteries and Personal Care, Global Pet Supplies, or the Home and Garden Business, respectively, such executive currently leads.

As described above, one event of “good reason” for Mr. Lumley, Mr. Heil and Ms. Yoder, respectively, is deemed to occur upon the sale of Global Batteries and Personal Care, Global Pet Supplies, or the Home and Garden Business, respectively. However, the right of the affected executive to terminate his or her employment as a result of such a sale is contingent upon the executive electing to exercise that right during the 60 day period preceding the one year anniversary of the closing of the sale or the applicable business segment with the termination of employment to be effective on the one year anniversary date of such closing and that as a further condition executive will have remained employed by the acquirer of the business segment during the full one year period following such closing date. During such one-year period, the executive would be guaranteed an annual bonus of 100% of his or her target bonus amount. Unless the executive is terminated at the time of such sale, the Company is obligated to deposit in escrow on the closing date of the sale an amount equal to double the sum of (i) such executive’s annual base salary and (ii) the target MIP award amount such executive would be eligible to receive if the Company met 100% of the applicable performance goals established by the Board of Directors or, if higher, the amount of the MIP award made to such executive for the fiscal year ending immediately prior to the closing of such sale. If such executive’s employment is terminated without cause or by reason of death or disability following the closing date of the sale but before the first anniversary of the closing date of the sale or upon the executive’s proper election to terminate his or her employment for good reason, then the escrow agent will pay out the escrowed amount to the executive over 24 months in lieu of the LHY Cash Severance. The executive would then also be entitled to receive those benefits described above under “Termination of Mr. Lumley, Mr. Heil, or Ms. Yoder, respectively, without cause, for death or disability” other than the LHY Cash Severance.

David A. Jones

Mr. Jones was the Chairman and Chief Executive Officer of the Company until May 23, 2007. On May 23, 2007 Mr. Jones resigned as Chief Executive Officer. From May 23, 2007 until August 17, 2007, Mr. Jones served as the non-executive Chairman of the Company. Mr. Jones resigned as Chairman and from his position as a director of the Company on August 17, 2007. In connection with his resignation as Chief Executive Officer, the Company and Mr. Jones entered into a separation agreement and release dated as of May 25, 2007.

Pursuant to Mr. Jones’ separation agreement, he received or is entitled to receive the following cash amounts:

•

$2,118,750, of which $468,500 was paid on December 1, 2007, and the remainder of which will be paid in monthly installments of $75,000 beginning on December 30, 2007 and continuing on the 30th day of each succeeding month (and the last day of each February) until and including September 30, 2009;

•	$37,000, of which $18,500 was paid on December 1, 2007 and $18,500 will be paid on September 30, 2008; and

•

$1,722,375, which was paid on November 9, 2007 and represented the MIP award Mr. Jones would have received under his prior employment agreement for Fiscal Year 2007, based on the actual performance of the Company for Fiscal 2007, had Mr. Jones’ employment not been terminated before the date on which such payment was made.

In addition, Mr. Jones received or is receiving the non-cash benefits set forth below:

•

For the 24-month period that began on May 24, 2007, Mr. Jones has been permitted and will continue to be permitted to participate in the following plans at the same levels as those provided to Mr. Jones and his dependents immediately prior to his termination, with the cost of each such benefit to be borne by Mr. Jones and the Company in the same proportions as immediately prior to his termination: (i) medical and dental insurance; (ii) life insurance; (iii) supplemental executive life insurance; (iv) long-term disability insurance; and (v) supplemental long-term disability insurance. In addition, through May 22, 2009, Mr. Jones will be provided with the benefits currently provided under the Company’s MERP.

•

During the period beginning June 1, 2009 and ending on the last day of the month in which Mr. Jones attains age 65, Mr. Jones will be entitled to participate in the above mentioned benefit plans maintained by the Company (other than the Company’s MERP) to the extent that Mr. Jones pays the full cost of coverage under the plan or plans, except that Mr. Jones may continue coverage under the life insurance plans beyond age 65 for so long as he pays the applicable premiums and the underlying insurance contracts allow.

•

Mr. Jones will continue to receive the value of the benefits provided under the Company’s SERP, throughout the period ending on May 22, 2009. As a result, the balance credited to Mr. Jones’s account under the SERP on January 1, 2008 will be paid to Mr. Jones on that date, and the annual credit of $135,000 that would otherwise have been credited to Mr. Jones’s account under the SERP on October 1, 2008 will be paid directly to Mr. Jones on that date.

•	All restrictions on any shares of restricted stock awarded to Mr. Jones lapsed on May 23, 2007.

•

Any unvested stock options issued to Mr. Jones outstanding as of May 23, 2007 were forfeited to the Company on May 23, 2007. All vested stock options issued to Mr. Jones remain exercisable by Jones until May 22, 2008 in accordance with the terms of the agreements evidencing those awards.

•	The Company agreed to permit Mr. Jones to purchase his company-provided car for its residual value on May 25, 2007 per the applicable lease contract.

•	Financial planning and tax preparation assistance through May 22, 2009.

•	Through May 22, 2009, the same cell phone and blackberry service as he had prior to his termination.

•	The personal computer equipment owned by the Company located in Mr. Jones’ Atlanta, Georgia and Naples, Florida residences.

Mr. Jones’ separation agreement includes a covenant not to sue and incorporates the covenant not to compete, which extends for a period of one year following his termination, and the covenant to maintain the confidentiality of secret processes and confidential information, which generally extends for a period of three years following his termination, included in his employment agreement. Were Mr. Jones to violate any of these provisions, the Company may, in addition to any other remedies it may have, (i) suspend the ongoing provision to Mr. Jones of all of the cash payments discussed above (other than the payment of balances credited to Mr. Jones’ SERP account prior to such suspension), provided that all such payments will instead be placed in escrow pending a final resolution of any damages with respect to any claimed violation and (ii) seek to recover damages.

Randall J. Steward

Mr. Steward was the Executive Vice President and Chief Financial Officer of the Company until he relinquished those duties on June 8, 2007. However, Mr. Steward remained an employee of the Company until July 31, 2007. In connection with his departure, the Company and Mr. Steward entered into a separation agreement and release dated as of August 1, 2007.

In connection with Mr. Steward’s separation agreement he received or is entitled to receive the following cash amounts:

•

$850,000, in 24 monthly installments of $35,416.67 which began on August 30, 2007 and have continued and will continue thereafter on the 15th day of each succeeding month until and including July 15, 2009; and

•

$488,006, on November 8, 2007, representing the 2007 MIP award Mr. Steward would have received under his prior employment agreement for Fiscal 2007, based on the actual performance of the Company for Fiscal 2007, had Mr. Steward’s employment not been terminated before the date on which such bonus payment was made.

In addition, Mr. Steward received or is receiving the non-cash benefits set forth below:

•

For the 24-month period which began on August 1, 2007, Mr. Steward has been and will be permitted to continue participating in the following plans at the same levels as those provided to Mr. Steward and his dependents by the Company prior to his termination, with the cost of each such benefit for any plan year to be borne by Mr. Steward and the Company in the same proportions as they are borne by then-current Executive Committee members and the Company for such plan year: (i) medical and dental insurance; (ii) life insurance; (iii) supplemental executive life insurance; (iv) long-term disability insurance; and (v) supplemental long-term disability insurance.

•

During the period beginning August 1, 2009 and ending on the last day of the month in which Mr. Steward attains age 65, Mr. Steward will be entitled to participate in the plans mentioned above maintained by the Company to the extent that Mr. Steward pays the full cost of coverage under the plan or plans, except that Mr. Steward may continue coverage under the life insurance plans beyond age 65 for so long as he pays the applicable premiums and the underlying insurance contracts allow continued coverage.

•

Mr. Steward will continue to receive the value of the benefits provided under the Company’s SERP until July 31, 2009. Mr. Steward elected prior to his termination to receive payout of his SERP balance on the next January 1 after his termination date. As a result, the balance credited to Mr. Steward’s account under the SERP on January 1, 2008 (approximately $638,964) will be paid to Mr. Steward on that date, and the annual credit of $63,750 that would otherwise have been credited to Mr. Steward’s account under the SERP on October 1, 2008 will be paid directly to Mr. Steward on that date.

•

Any restrictions still in effect with respect to any outstanding shares of restricted stock previously awarded to Mr. Steward will lapse in accordance with the provisions of the restricted stock award agreements evidencing the awards of such restricted stock. Notwithstanding the foregoing: (i) solely for the purpose of the restricted stock award agreement dated February 1, 2006, Mr. Steward will be treated as remaining actively employed by the Company until December 31, 2007; and (ii) the restrictions on the 25,000 shares awarded to Mr. Steward pursuant to a restricted stock award agreement dated April 1, 2005 with respect to the award of 25,000 shares will lapse on October 1, 2008. The 28,850 restricted shares awarded to Mr. Steward under the Company’s Superior Achievement Program pursuant to a restricted stock award agreement also dated April 1, 2005 under the Company’s were forfeited as of July 31, 2007.

•

Any outstanding stock options issued to Mr. Steward that were unvested as of July 31, 2007 were forfeited to the Company on that date. All vested stock options will remain exercisable by Mr. Steward until July 31, 2008 in accordance with the terms of the stock option award agreements.

•	Use of his company-provided car through July 31, 2008, at which time Mr. Steward will be entitled to purchase the car for its book value on that date.

•	Financial planning and tax preparation assistance through July 31, 2009.

•	Outplacement services through February 1, 2008, up to a maximum cost to the Company of $12,000.

•	Reimbursement for his legal fees in connection with the negotiation and preparation of his separation agreement.

Mr. Steward’s separation agreement includes a covenant not to sue and incorporates the covenant not to compete, which extends for a period of one year following his termination, and the covenant to maintain the confidentiality of secret processes and confidential information, which extends generally for a period of two years following his termination, included in this employment agreement. Were Mr. Steward to violate any of these provisions, the Company may discontinue or seek to recover all of the payments, benefits and other rights provided in exchange for acceptance of Mr. Steward’s separation agreement.

Kenneth V. Biller

Mr. Biller was the President, Global Operations of the Company through September 30, 2007, at which time he retired from the Company. In connection with his departure, the Company and Mr. Biller entered into a separation agreement and release dated as of July 20, 2007, which was amended on July 24, 2007 (as amended, “Mr. Biller’s separation agreement”).

In connection with Mr. Biller’s separation agreement he received or is entitled to receive the following cash amounts:

•

$900,000, of which 225,000 will be paid on April 1, 2008 and the remainder of which will be paid in installments of $37,500 beginning on April 30, 2008 and continuing on the 30th day of each succeeding month (and the last day of each February) until and including September 30, 2009, $37,500;

•

$516,712, representing the amount Mr. Biller would have received under his prior employment agreement for Fiscal 2007, based on the actual performance of the Company for Fiscal 2007, had Mr. Biller’s employment not been terminated before the date on which such bonus payment was made; and

•

$1,033,424, of which $258,356 will be paid on April 1, 2008 and the remainder of which will be paid in installments of $43,059 beginning on April 30, 2008 and continuing on the 30th day of each succeeding month (and the last day of each remaining February) until and including September 30, 2009.

In addition, Mr. Biller received or is receiving the non-cash benefits set forth below:

•

For the 24-month period which began on October 1, 2007, Mr. Biller has been permitted and will continue to be permitted to participate in the following plans at the same levels as those provided to Mr. Biller and his dependents by the Company prior to, with the cost of each such benefit to be borne by then-current Executive Committee members and the Company for such plan year: (i) medical and dental insurance; (ii) life insurance; (iii) supplemental executive life insurance; (iv) long-term disability insurance; and (v) supplemental long-term disability insurance.

•

During the period beginning October 1, 2009 and ending on the last day of the month in which Mr. Biller attains age 65, Mr. Biller will be entitled to participate in the aforementioned plans maintained by the Company to the extent that Mr. Biller pays 100% of the COBRA cost of coverage under the plan or plans, except that Mr. Biller may continue coverage under the life insurance plans beyond age 65 for so long as he pays the applicable premiums and the underlying insurance contracts allow.

•

Mr. Biller will continue to receive the value of the benefits provided under the Company’s SERP, until September 30, 2009. Mr. Biller elected prior to his termination to receive payout of his SERP balance on the next January 1 after his termination date. The balance credited to Mr. Biller’s account under the SERP on January 1, 2008 (approximately $649,820.12) will be paid to Mr. Biller on April 1, 2008, and the annual credit of $67,500 that would otherwise have been credited to Mr. Biller’s account under the SERP on October 1, 2008 will be paid directly to Mr. Biller on that date.

•

Any restrictions still in effect with respect to any outstanding shares of restricted stock previously awarded to Mr. Biller will lapse in accordance with the provisions of the restricted stock award agreements evidencing the awards of such restricted stock, provided, however, that solely for the purpose of the restricted stock award agreement dated February 1, 2006 and the restricted stock award agreement dated April 1, 2005 for 25,000 shares, Mr. Biller will be treated as remaining actively employed by the Company until December 31, 2007.

•

Any outstanding stock options issued to Mr. Biller that were unvested as of September 30, 2007 were forfeited to the Company on that date. All vested stock options will remain exercisable by Mr. Biller until September 30, 2008 in accordance with the terms of the agreements evidencing the awards of the stock options.

•

Mr. Biller’s participation in the Company’s leased car program will continue through the current lease term ending on March 23, 2009 at which time Mr. Biller will be entitled to purchase that company-provided car for $100.

•	Financial planning and tax preparation assistance through September 30, 2009.

•	Reimbursement for legal fees in connection with the negotiation and preparation of his separation agreement.

•	The personal computer equipment owned by the Company previously provided to Mr. Biller to enable Mr. Biller to perform his employment duties from outside the office.

Mr. Biller’s separation agreement includes a covenant not to sue and incorporates the covenant not to compete, which extends for a period of one year following his termination, and the covenant to maintain the confidentiality of secret processes and confidential information, which extends generally for a period of two years following his termination, included in his employment agreement. Were Mr. Biller to violate any of these provisions, the Company may discontinue or seek to recover all of the payments, benefits and other rights provided in exchange for acceptance of Mr. Biller’s separation agreement.

Remy E. Burel

Mr. Burel was the President—Europe/ROW Batteries and Personal Care of the Company until June 25, 2007 at which time he relinquished those duties. However, Mr. Burel will remain an employee of the Company until January 31, 2008 although he does not have any duties as such and is free to use his remaining employment time as he chooses. In connection with his termination and upcoming departure, the Company and Mr. Burel entered into a separation agreement dated as of August 6, 2007.

In connection with Mr. Burel’s separation agreement he received or is entitled to receive the following cash amounts:

•	$44,375 per month through January 31, 2008, as salary arising out of his continued employment until that date.

•	On or before December 31, 2007, the Company will pay Mr. Burel an award under the 2007 MIP in the amount of $733,731.

•	Mr. Burel will be entitled to a bonus for Fiscal 2008 in an amount equal to one-third of the actual bonus amount Mr. Burel earned based on the performance of the Company for Fiscal 2008 as

•	$3,798,693, subject to all deductions required under German law, to be paid out in 12 equal installments, with the first such installment due on or before February 29, 2008.

•	$31,240, to be paid to Mr. Burel in a lump sum in lieu of certain contractually mandated social security contributions, to be paid on or before January 31, 2008.

In addition, Mr. Burel received or is receiving the non-cash benefits set forth below:

•

Through January 31, 2008, the Company will continue to provide Mr. Burel, as an active employee, and his dependents insurance benefits substantially similar to those provided to Mr. Burel and his dependents immediately prior to the date of termination.

•

For the 24 month period following January 31, 2008, the Company will continue to provide Mr. Burel and his dependents insurance benefits substantially similar to those provided to Mr. Burel and his dependents immediately prior to the date of termination, at no greater cost to Mr. Burel than the cost to Mr. Burel immediately prior to January 31, 2008.

•

All unvested restricted stock will be forfeited on January 31, 2008, with the exception of the restricted shares granted to Mr. Burel on October 2, 2006, which will continue to vest in accordance with the provisions of Mr. Burel’s restricted stock award agreement. If a change in control occurs prior to January 31, 2008, all restricted stock awards would be governed by the provisions of the governing incentive plan with respect to change in control events.

•	All unvested stock options will be cancelled on January 31, 2008, and all vested options will be exercisable for a period of one year from January 31, 2008.

•	Mr. Burel will continue to have use of his Company-provided car through January 31, 2008.

In addition, Mr. Burel remains subject to the covenants in his employment agreement with respect to confidentiality, which lasts indefinitely following his termination and post-contractual non-competition obligations and non-solicitation obligations which extend for a period of one year following his termination. Mr. Burel’s severance benefits would cease immediately upon the discovery by the Company that he has breached any of these covenants.

Table of Amounts payable upon Termination or Change in Control

The following tables set forth the amounts (i) that would have been payable at September 30, 2007 to each of Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder under the various scenarios for termination of employment or a change-in-control of the Company had such scenarios occurred on September 30, 2007 and (ii) the actual amounts payable to Mr. Jones, Mr. Steward, Mr. Biller and Mr. Burel as a result of the termination of their employment relationships with the Company.

Kent J. Hussey

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement		Good Reason		Without Cause		Death		Disability		Change In Control (CIC & Exec Term)
Cash Severance(1)	$—		$1,500,000		$1,500,000		$1,500,000		$1,500,000		$3,796,500
Equity
Time-Lapse Restricted Stock(2)	$—		$206,700		$206,700		$206,700		$206,700		$206,700
Performance-accelerated Restricted Stock	$—		$—		$—		$—		$—		$—
Performance Shares(3)	$—		$935,140		$935,140		$935,140		$935,140		$935,140
Stock Options(4)
—Vested Options not Exercised	$—		$—		$—		$—		$—		$—
—Unvested Options not Exercised	$—		$—		$—		$—		$—		$—
Total	$—		$1,141,840		$1,141,840		$1,141,840		$1,141,840		$1,141,840
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(5)	$742,699	(5a)	$960,607	(5a)	$960,607	(5a)	$967,762	(5b)	$960,607	(5c)	$960,607	(5c)
Other Benefits
Health and Welfare(6)	$400,000		$400,000		$400,000		$400,000		$400,000		$400,000
Financial Planning(7)	$250,000		$250,000		$250,000		$250,000		$250,000		$250,000
Total	$650,000		$650,000		$650,000		$650,000		$650,000		$650,000
Tax Gross-Up(8)	$—		$—		$—		$—		$—		$—
Total	$1,392,699		$4,252,447		$4,252,447		$4,259,602		$4,252,447		$6,548,947

(1)	Upon termination for good reason, death, disability or without cause, Mr. Hussey is entitled to a lump sum cash severance payment in the amount of two times the sum of his current base salary and actual 2006 fiscal year bonus (No 2006 fiscal year bonus was earned or paid to Mr. Hussey). In the event of a change in control, Mr. Hussey is eligible for the same severance benefit previously described except that actual 2006 fiscal year bonus is replaced with actual 2007 fiscal year bonus as was reported in the summary compensation table.
(2)	Amounts reflect time-based restricted stock where restrictions lapse and become fully vested upon termination for good reason, termination without cause, disability, death or change in control.
(3)	Reflects 161,231 performance share awards. Awards fully vest according to plan provisions upon termination for good reason, without cause, death, disability or change in control.
(4)	There are 12,750 unvested options that would immediately vest upon a change in control. All vested and unvested options are underwater as of the end of the fiscal year and therefore there is no associated value for these awards.
(5)	Mr. Hussey has previously elected to receive payout of his SERP balance on the next January 1 after his termination date. As a result of the application of Section 409A the value of the payment would be paid on April 1, 2008. Upon death, payment of account balance is made immediately with 2 additional contribution payments of $112,500 being made on 10/1/2007 & 10/1/2008.
(5a)	Amount represents the present value of the accounts payable at the benefit payment date. The discount value used to calculate the present value is 120% of the applicable Federal short-term rate of 5.79%.
(5b)	Upon death, the entire account balance is fully vested and paid. Additional contribution credits are made according to the terms of the executives employment agreements. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated.
(5c)	There is full vesting upon disability or change in control of the entire account balance. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated.
(6)	Regardless of reason for termination of employment, the benefit reflects 10 years of medical, dental and life insurance benefits substantially similar to those provided to the executive and his spouse immediately prior to the termination.
(7)	Amount reflects 10 years of tax preparation and financial planning services upon retirement.
(8)	The executive would not owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.

Anthony L. Genito

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement	Without Cause		Death		Disability		Change In Control (CIC & Exec Term)
Cash Severance(1)	$—	$1,137,500		$1,137,500		$1,137,500		$1,137,500
Equity
Time-Lapse Restricted Stock(2)	$—	$123,373	(2a)	$123,373	(2a)	$123,373	(2a)	$183,380	(2b)
Performance-accelerated Restricted Stock(2)	$—	$13,183	(2c)	$13,183	(2c)	$13,183	(2c)	$36,505	(2d)
Performance Shares(3)	$—	$416,346		$416,346		$416,346		$416,346
Total	$—	$552,902		$552,902		$552,902		$636,231
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(4)	$—	$—		$—		$—		$—
Other Benefits
Health and Welfare(5)	$—	$80,000		$80,000		$80,000		$80,000
Tax Gross-Up(6)	$—	$—		$—		$—		$—
Total	$—	$1,770,402		$1,770,402		$1,770,402		$1,853,731

(1)	Reflects severance payment of 2 times the sum of base salary and 2007 fiscal year target bonus assuming the Company had achieved 100% of the applicable performance goals, payable in two equal installments. The first half will be paid on or before December 31, 2007 and the remaining half will be paid prior to the following December 31st. The severance agreement identifies payment upon termination without cause, death and disability as qualifying termination events. The agreement does not provide for enhanced benefits upon a change in control.
(2)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements.
(2a)	Reflects 21,271 shares of unvested restricted stock that will continue to vest upon termination without cause, death or disability.
(2b)	All unvested shares of restricted stock will immediately vest upon change in control.
(2c)	Reflects 2,273 shares of unvested performance-accelerated restricted stock that will continue to vest upon termination without cause, death or disability.
(2d)	All unvested shares of performance-accelerated restricted stock will immediately vest upon change in control.
(3)	Reflects 71,784 performance share awards. Awards continue to vest according to plan provisions upon termination without cause, death or disability. All restrictions lapse and the award becomes fully vested in the event of a change in control.
(4)	Mr. Genito does not participate in the nonqualified deferred compensation plan and therefore has no account balance.
(5)	Reflects 24-months of health and welfare benefit continuation for the executive and their dependents.
(6)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. But, the Company does not provide any tax gross-up payment to cover this tax.

David R. Lumley

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement		Good Reason (1 yr Upon Sale of Legacy)		Good Reason (No Sale of Legacy)		Without Cause		Death		Disability		Change In Control(7) (1 yr Upon Sale of Legacy)		Change In Control(8) (No Sale of Legacy)
Cash Severance(1)	$—		$2,100,000		$1,050,000		$1,050,000		$1,050,000		$1,050,000		$2,100,000		$1,050,000
Equity
Time-Lapse Restricted Stock(2)	$—		$687,383	(2a)	$687,383	(2a)	$687,383	(2a)	$687,383	(2a)	$687,383	(2a)	$977,383	(2b)	$977,383	(2b)
Performance-accelerated Restricted Stock	$—		$—		$—		$—		$—		$—		$—		$—
Performance Shares(3)	$—		$699,334		$699,334		$699,334		$699,334		$699,334		$699,334		$699,334
Total	$—		$1,386,717		$1,386,717		$1,386,717		$1,386,717		$1,386,717		$1,676,717		$1,676,717
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(4)	$19,677	(4a)	$281,544	(4a)	$281,544	(4a)	$281,544	(4a)	$293,910	(4b)	$351,930	(4c)	$351,930	(4c)	$351,930	(4c)
Other Benefits
Health and Welfare(5)	$—		$120,000		$120,000		$120,000		$120,000		$120,000		$120,000		$120,000
Tax Gross-Up(6)	$—		$—		$—		$—		$—		$—		$—		$—
Total	$19,677		$3,888,261		$2,838,261		$2,838,261		$2,850,627		$2,908,647		$4,248,647		$3,198,647

(1)	Reflects cash severance payment of 2 times the sum of the executive’s current base salary and the actual 2006 fiscal year bonus (except in the case of termination for good reason or change in control in relation to the sale of the Batteries and Global Battery Personal Care and provided that the executive continues employment for one year following such sale, the target bonus amount the executive would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale (i.e. 2007)). Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements.
(2a)	Reflects 118,514 shares of unvested restricted stock that will continue to vest upon termination for good reason, without cause, death, or disability. An additional 50,000 unvested shares are forfeited upon termination in accordance with the equity award agreement.
(2b)	Reflects 168,514 shares of unvested restricted stock that will immediately vest upon change in control.
(3)	Reflects 120,575 performance share awards. Awards continue to vest according to plan provisions upon termination for good reason, without cause, death or disability. All restrictions lapse and the award becomes fully vested in the event of a change in control.
(4)	Mr. Lumley has not made an election as to when payment of his SERP balance will be made upon termination. Therefore payments will be made at January 1 following the attainment of age 62 for all events except death. Upon death, payment of account balance is made immediately with 3 additional contribution payments of $75,000 being made on October 1, 2007, October 1, 2008 and October 1, 2009.
(4a)	Amount represents the present value of the accounts payable at the benefit payment date. The discount value used to calculate the present value is 120% of the applicable Federal mid-term rate of 5.76%.
(4b)	Upon death, the entire account balance is fully vested and paid. Additional contribution credits are made according to the terms of the executives employment agreements. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using 120% of the applicable Federal short-term rate of 5.79%.
(4c)	There is full vesting upon disability or change in control of the entire account balance. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated in 4a.
(5)	Reflects 36 months of insurance and other benefits continuation for the executive and their dependents.
(6)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(7)	This termination scenario assumes the executive separates from service one year following the sale of their business segment subsequent to a change in control.
(8)	This termination scenario assumes the executive separates from service immediately following a change in control. The sale of their business segment is irrelevant in the severance payment calculations under this scenario.

John A. Heil

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement		Good Reason (1 yr Upon Sale of Pet)		Good Reason (No Sale of Pet)		Without Cause		Death		Disability		Change In Control(7) (1 yr Upon Sale of Pet)		Change In Control(8) (No Sale of Pet)
Cash Severance(1)	$—		$1,800,000		$1,056,206		$1,056,206		$1,056,206		$1,056,206		$1,800,000		$1,056,206
Equity
Time-Lapse Restricted Stock(2)	$—		$607,903	(2a)	$607,903	(2a)	$607,903	(2a)	$607,903	(2a)	$607,903	(2a)	$918,041	(2b)	$918,041	(2b)
Performance-accelerated Restricted Stock(2)	$—		$—		$—		$—		$—		$—		$52,200	(2c)	$52,200	(2c)
Performance Shares(3)	$—		$595,243		$595,243		$595,243		$595,243		$595,243		$595,243		$595,243
Total	$—		$1,203,146		$1,203,146		$1,203,146		$1,203,146		$1,203,146		$1,565,484		$1,565,484
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(4)	$58,721	(4a)	$365,625	(4a)	$365,625	(4a)	$365,625	(4a)	$317,655	(4b)	$365,625	(4c)	$365,625	(4c)	$365,625	(4c)
Other Benefits
Health and Welfare(5)	$—		$120,000		$120,000		$120,000		$120,000		$120,000		$120,000		$120,000
Tax Gross-Up(6)	$—		$—		$—		$—		$—		$—		$—		$—
Total	$58,721		$3,488,771		$2,744,977		$2,744,977		$2,697,007		$2,744,977		$3,851,109		$3,107,315

(1)	Reflects cash severance payment of 2 times the sum of the executive’s current base salary and the actual 2006 fiscal year bonus (except in the case of termination for good reason or change in control in relation to the sale of the Global Pet Supplies business and provided that the executive continues employment for one year following such sale, the target bonus amount the executive would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale. Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements.
(2a)	Reflects 104,811 shares of unvested restricted stock that will continue to vest upon termination for good reason, without cause, death or disability. An additional 53,472 unvested shares are forfeited upon termination in accordance with their equity award agreements.
(2b)	Reflects 158,283 shares of unvested restricted stock that will immediately vest upon change in control.
(2c)	Reflects 9,000 shares of unvested performance-accelerated restricted stock that will immediately vest upon change in control.
(3)	Reflects 102,628 performance share awards. Awards continue to vest according to plan provisions upon termination for good reason, without cause, death or disability. All restrictions lapse and the award becomes fully vested in the event of a change in control.
(4)	Mr. Heil has not made an election as to when payment of his SERP balance will be made upon termination. Therefore payments will be made at January 1 following the attainment of age 62 for all events except death. Upon death, payment of account balance is made immediately with 3 additional contribution payments of $67,500 being made on October 1, 2007, October 1, 2008 and October 1, 2009.
(4a)	Amount represents the present value of the accounts payable at the benefit payment date. The discount value used to calculate the present value is 120% of the applicable Federal mid-term rate of 5.76% for Mr. Heil.
(4b)	Upon death, the entire account balance is fully vested and paid. Additional contribution credits are made according to the terms of the executives employment agreements. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using 120% of the applicable Federal short-term rate of 5.79%
(4c)	There is full vesting upon disability or change in control of the entire account balance. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated in 4a.
(5)	Reflects 36 months of insurance and other benefits continuation for the executive and their dependents.
(6)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(7)	This termination scenario assumes the executive separates from service one year following the sale of their business segment subsequent to a change in control.
(8)	This termination scenario assumes the executive separates from service immediately following a change in control. The sale of their business segment is irrelevant in the severance payment calculations under this scenario.

Amy J. Yoder

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement	Good Reason (1 yr Upon Sale of Home & Garden)	Good Reason (No Sale of Home & Garden)	Without Cause	Death	Disability	Change In Control(6) (1 yr Upon Sale of Home & Garden)	Change In Control(7) (No Sale of Home & Garden)
Cash Severance(1)	$—	$1,400,000	$800,000	$800,000	$800,000	$800,000	$1,400,000	$800,000
Equity
Time-Lapse Restricted Stock(2)	$—	$203,000	$203,000	$203,000	$203,000	$203,000	$203,000	$203,000
Performance-accelerated Restricted Stock	$—	$—	$—	$—	$—	$—	$—	$—
Performance Shares(3)	$—	$498,353	$498,353	$498,353	$498,353	$498,353	$498,353	$498,353
Total	$—	$701,353	$701,353	$701,353	$701,353	$701,353	$701,353	$701,353
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(4)	$—	$—	$—	$—	$—	$—	$—	$—
Other Benefits
Health and Welfare(5)	$—	$120,000	$120,000	$120,000	$120,000	$120,000	$120,000	$120,000
Tax Gross-Up	$—	$—	$—	$—	$—	$—	$—	$—
Total	$—	$2,221,353	$1,621,353	$1,621,353	$1,621,353	$1,621,353	$2,221,353	$1,621,353

(1)	Reflects cash severance payment of 2 times the sum of the executive’s current base salary and the actual 2006 fiscal year bonus (except in the case of termination for good reason or change in control in relation to the sale of the Home and Garden Business and provided that the executive continues employment for one year following such sale, the target bonus amount the executive would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale. Payments will be made in monthly installments over a period of 24 months.
(2)	Reflects 35,000 restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements. All awards immediately vest upon change in control.
(3)	Reflects 85,923 performance share awards. Awards continue to vest according to plan provisions upon termination for good reason, without cause, death or disability. All restrictions lapse and the award becomes fully vested in the event of a change in control.
(4)	Ms. Yoder does not participate in the nonqualified deferred compensation plan and therefore has no account balance.
(5)	Reflects 36 months of insurance and other benefits continuation for the executive and their dependents.
(6)	This termination scenario assumes the executive separates from service one year following the sale of their business segment subsequent to a change in control. The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(7)	This termination scenario assumes the executive separates from service immediately following a change in control. The sale of their business segment is irrelevant in the severance payment calculations under this scenario. The executive would not owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.

	David A. Jones		Randall J. Steward	Kenneth V. Biller	Remy E. Burel(28)
Term Date	May 23, 2007	(1)	July 31, 2007	September 30, 2007	January 31, 2008	(29)

Cash Severance
Salary	$2,155,750	(2)	$850,000	(10)	$900,000	(19)	$1,597,500	(30)
Bonus	N/A		N/A		$1,033,424	(20)	$1,095,566	(31)
2007 Bonus (Earned/Paid)	$1,722,375	(3)	$488,006	(11)	$516,712	(21)	$365,189	(32)
2008 Bonus	N/A		N/A		N/A		$106,500	(33)

Equity Awards
Unvested Restricted Stock	$5,651,681	(4)	$621,380	(12)	$502,152	(22)	$264,921	(34)
Unvested Stock Options (in-the-money)	$—	(5)	$—	(13)	$—	(23)	$—

Retirement Benefits
SERP Benefits	$1,477,915	(6)	$702,715	(14)	$717,320	(24)	N/A
Pension	N/A		N/A		$—		$264,917	(35)

Other Benefits
Welfare Benefits	$104,000	(7)	$82,000	(15)	$94,000	(25)	$31,240	(36)
Financial Planning/Tax Prep	$25,000	(8)	$50,000	(16)	$50,000	(26)	N/A
Outplacement	N/A		$12,000	(17)	N/A		N/A
Legal Fees	$27,600	(9)	$12,049	(18)	$4,644	(27)	N/A

Total	$11,164,321		$2,818,150		$3,818,252		$3,725,833

N/A = Not Applicable

David A. Jones

(1)	Mr. Jones ceased to be employed by Spectrum as of May 23, 2007, but continued as Chairman of the Board until August 17, 2007.
(2)	Reflects base salary continuation. Lump sum of $468,750 paid on December 1, 2007, and monthly installments of $75,000 paid from December 30, 2007, through September 30, 2009. Also includes additional salary in an amount equal to $37,000 paid in two installments: $18,500 paid on December 1, 2007 and $18,500 paid on September 30, 2008.
(3)	Reflects MIP bonus earned in Fiscal 2007 and paid in 2007.
(4)	Reflects the total market value of all unvested restricted stock that was accelerated at date of termination. Spectrum will, however, retain the number of shares needed to cover all associated taxes as a result of the acceleration. The total withholding amount needed equals $1,930,037.
(5)	Any unvested stock options were forfeited on the date of termination. All vested stock options will remain exercisable until May 22, 2008 in accordance with the terms of the agreements.
(6)	Mr. Jones will continue to receive the value of the benefits provided under the SERP throughout the period ending May 22, 2009. As a result the balance credited to Mr. Jones’s account under the SERP on January 1, 2008, (i.e., approx. $1,342,914.97) will be paid on January 1, 2008 and the annual credit of $135,000 payable on October 1, 2008 will be also paid to Mr. Jones on that date.
(7)	Reflects health and welfare benefit continuation over a 24 month period. Benefit plans include: medical and dental insurance, life insurance, supplemental executive life insurance, long-term disability insurance, supplemental long-term disability insurance, and benefits currently provided under Spectrum’s Medical Executive Reimbursement Plan (or equivalent benefits).
(8)	Spectrum will provide financial planning and tax preparation assistance through May 22, 2009. Reflects approximate value of this benefit.
(9)	Reflects reimbursement of legal fees in connection with the negotiation and preparation of the executive’s separation agreement.

Randall J. Steward

(10)	Reflects base salary continuation payable in equal monthly installments of $35,416.67 starting on August 15, 2007 and continuing through July 15, 2009.
(11)	Reflects MIP bonus earned in Fiscal 2007 and paid in 2007.
(12)	Reflects the fair market value of all granted but unvested restricted stock and performance shares as of September 30, 2007. These awards will vest in accordance with the terms of each award agreement.
(13)	Any unvested stock options were forfeited on the date of termination. All vested stock options will remain exercisable until July 31, 2008 in accordance with the terms of the agreements.
(14)	Mr. Steward will continue to receive the value of the benefits provided under the SERP throughout the period ending July 31, 2009. As a result the balance credited to Steward’s account under the SERP on January 1, 2008, (i.e., approx. $638,964.63) will be paid on February 1, 2008 due to the application of Section 409A under the Internal Revenue Code. The annual credit of $63,750 payable on October 1, 2008 will also be paid to Mr. Steward on that date.
(15)	Reflects health and welfare benefit continuation over a 24 month period. Benefit plans include: medical and dental insurance, life insurance, supplemental executive life insurance, long-term disability insurance, supplemental long-term disability insurance.
(16)	Reflects approximate cost of tax preparation and financial planning services that will be provided for a period of 24 months after termination.
(17)	Outplacement services will be provided for a period of six months and payment will be made by Spectrum up to the amount reflected above.
(18)	Reflects reimbursement of legal fees in connection with the negotiation and preparation of the executive’s separation agreement.

Kenneth V. Biller

(19)	Reflects 2 times base salary continuation. Lump sum of $225,000 paid on April 1, 2008, and monthly installments of $37,500 paid from April 30, 2008, through September 30, 2009.
(20)	Reflects 2 times the annual bonus earned in Fiscal 2007, payable in 24 monthly installments according to the following schedule: 1/4 of the bonus paid on April 1, 2008, and equal monthly installments paid from April 30, 2008, through September 30, 2009.
(21)	Reflects MIP bonus earned in Fiscal 2007 and paid in 2007.
(22)	Reflects the fair market value of all granted but unvested restricted stock and performance shares as of September 30, 2007. These awards will vest in accordance with the terms of each award agreement.
(23)	Any unvested stock options were forfeited on the date of termination. All vested stock options will remain exercisable until September 30, 2008 in accordance with the terms of the agreements.
(24)	Mr. Biller will continue to receive the value of the benefits provided under the SERP throughout the period ending September 30, 2009. As a result the balance credited to Biller’s account under the SERP on January 1, 2008, (i.e., approx. $649,820.12) will be paid on April 1, 2008 due to the application of Section 409A under the Internal Revenue Code. The annual credit of $67,500 payable on October 1, 2008 will also be paid to Mr. Biller on that date.
(25)	Reflects health and welfare benefit continuation over a 24 month period. Benefit plans include: medical and dental insurance, life insurance, supplemental executive life insurance, long-term disability insurance, supplemental long-term disability insurance.
(26)	Reflects approximate cost of tax preparation and financial planning services that will be provided for a period of 24 months after termination.
(27)	Reflects reimbursement of legal fees in connection with the negotiation and preparation of the executive’s separation agreement.

Remy E. Burel

(28)	Euro to U.S. dollar conversion ratio of (€1:$1.42) was used to value Burel’s severance payments. All amounts have been reported in U.S. dollars.
(29)	Remy E. Burel’s last day of employment with the Company will be January 31, 2008 pursuant to his separation agreement.
(30)	Reflects 3 times current base salary continuation payable in 12 equal monthly installments, with payments beginning in the month following the termination date. Severance is subject to the deduction of sums required to be deducted under German law.
(31)	Reflects 3 times the actual bonus earned in Fiscal 2007 payable in 12 equal monthly installments, with payments beginning in the month following the termination date. Severance is subject to the deduction of sums required to be deducted under German law.
(32)	Reflects MIP bonus earned in Fiscal 2007 and paid in 2007.
(33)	Burel is eligible to receive 1/3 of the Fiscal 2008 target bonus earned upon the Company meeting the fiscal year performance measures. Payment shall be made no later than December 31, 2008.
(34)	Reflects the September 30, 2007 fair market value of 45,676 unvested performance shares (original grant date October 2, 2006). These awards will vest in accordance with the terms of the separation agreement. All other unvested restricted stock or performance shares will be forfeited at termination.
(35)	Reflects the vested value of Mr. Burel’s defined benefit pension plan account as of September 30, 2007.
(36)	Mr. Burel is entitled to continuous payment of social security contributions for a 24 month period following his termination date.

Director Compensation Table

The Compensation Committee is responsible for approving, subject to review by the Board of Directors as a whole, compensation programs for our non-employee directors. In that function, the Compensation Committee considers market data regarding director compensation and evaluates the Company’s director compensation practices in light of that data and the characteristics of the Company as a whole. Effective at the beginning of Fiscal 2007, directors receive an annual cash retainer of $40,000. The chair of the Audit Committee and the chair of the Nominating and Corporate Governance Committee receive an additional annual retainer of $5,000 and the Presiding Director receives an additional annual retainer of $10,000. Directors also receive $1,500 for each Board of Directors meeting ($750 if they participated telephonically), $1,500 for each committee meeting ($750 if they participated telephonically). Committee chairs receive an additional $1,000 per committee meeting. The Compensation Committee reviewed these compensation arrangements in August 2007 in connection with the appointment of John Bowlin as Chairman of the Board, a position previously held by an employee of the Company. Effective on August 31, 2007, directors receive an annual cash retainer of $60,000. The chair of the Audit Committee receives an additional annual retainer of $10,000 and the chair of the Nominating and Corporate Governance Committee and the chair of the Compensation Committee receive an additional annual retainer of $5,000. The non-employee chairman of the board receives an additional annual retainer of $70,000. Directors also receive $1,500 for each Board of Directors meeting with the chairman receiving an additional $1,000 for each Board of Directors meeting ($750 if they participated telephonically), $1,500 for each committee meeting ($750 if they participated telephonically). Committee chairs receive an additional $1,000 per committee meeting. For Fiscal 2007, directors also received an annual stock grant of $70,000 and the Presiding Director received an additional stock grant of $15,000. The number of shares issued is calculated based on the fair market value on the first day of the fiscal year. For Fiscal 2008, all directors other than the non-employee chairman of the board receive an annual stock grant equal to the lesser of 8,000 shares or that number of shares with a value at grant of $70,000 and the non-employee chairman of the board received an annual stock grant equal to the lesser of 10,000 shares that number of shares with a value at grant of $85,000. The shares vest 1/3 per year on the first three anniversary dates of the grant. Directors who are employees of Spectrum Brands receive no additional compensation for their services as directors of the Company. Our current Board of Directors compensation plan does not provide for stock option awards, non-equity incentive plan compensation, pension or nonqualified deferred compensation. The table set forth below, together with its footnotes, provides information regarding compensation paid to the Company’s Directors for Fiscal 2007.

Director Compensation table

Name	Fees Earned Paid in Cash in FY 2007	Stock Awards ($) in FY 2007(2)	Total Compensation
John D. Bowlin	$63,250	$71,737	$134,987
Charles A. Brizius(1)(3)	$50,500	$51,735	$102,235
William P. Carmichael	$87,750	$71,737	$159,487
John S. Lupo	$73,000	$71,737	$144,737
Scott A. Schoen(1)(3)	$50,500	$51,735	$102,235
Thomas R. Shepherd	$96,000	$86,150	$182,150
Barbara S. Thomas	$72,750	$71,737	$144,487

(1)	Fees earned by Mr. Brizius and Mr. Schoen are paid directly to Thomas H. Lee Equity Partners IV, LLC.
(2)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2007 in accordance with FAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.
(3)	Restricted shares reflected for each of Mr. Brizius and Mr. Schoen are granted directly to such directors, however upon vesting, Mr. Schoen and Mr. Brizius transfer these shares to Thomas H. Lee Equity Partners IV, LLC.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Shareholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 52,927,968 shares of Common Stock issued and outstanding as of the close of business on December 4, 2007. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 4, 2007, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands, Inc., 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328.

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options(1)		Percent
5% Shareholders
THL Parties c/o Thomas H. Lee Partners, LP 100 Federal Street, 35th Floor Boston, MA 02110	12,784,584	(2)	5,000	(2)	24.10%
Artis Capital Management, L.P. One Market Plaza Spear Street Tower Suite 1700 San Francisco, CA 94105	5,482,871	(3)	—		10.36%
Deutsche Bank Aktiengesellschaft Taunusanlage 12 60235 Frankfurt am Main, Germany	5,158,939	(4)			9.75%
Harbert Management Corporation 555 Madison Avenue 16th Floor New York, NY 10022	5,000,000	(5)	—		9.45%
Prentice Capital Management, LP 623 Fifth Avenue 32nd Floor New York, NY 10022	4,007,000	(6)	—		7.57%
Adage Capital Partners 200 Clarendon Street 52nd Floor Boston, MA 02116	2,985,800	(7)	—		5.64%
GLG Partners LP 1 Curzon Street London W1J 5HB United Kingdom	2,827,778	(8)	—		5.34%

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options(1)		Percent
Directors and Named Executive Officers Serving at December 4, 2007:

Kent J. Hussey	538,019	(11)	220,006		1.43%
Anthony L. Genito	135,407	(12)	—		*
Amy J. Yoder	156,355	(13)	—		*
John A. Heil	344,906	(14)	—		*
David R. Lumley	341,179	(15)	—		*
Thomas R. Shepherd	26,544	(16)	5,000	(2)	*
John S. Lupo	22,629	(17)	10,000		*
William P. Carmichael	25,129	(17)	10,000		*
Barbara S. Thomas	20,129	(17)	10,000		*
John D. Bowlin	31,129	(18)	—		*
Charles A. Brizius	12,784,584	(2)(9)	5,000	(2)	24.10%
Scott A. Schoen	12,784,584	(2)(10)	5,000	(2)	24.10%
All current directors and executive officers of the Company as a group (12 persons)	14,400,448	(19)	255,006	(20)	27.56%

Named Executive Officers Not Serving at December 4, 2007:
David A. Jones	680,194	(21)	370,250		2.41%
Randall J. Steward	156,563	(22)	225,447		*
Kenneth V. Biller	195,558	(23)	88,213		*
Remy E. Burel	168,765	(24)	8,500		*

*	Indicates less than 1% of the total number of outstanding shares of our Common Stock.
(1)	Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of December 4, 2007.
(2)	Based in part on information set forth in a Schedule 13D that was filed with the SEC on February 17, 2005 (“Schedule 13D”).

The THL Parties (as defined below) may be deemed to beneficially own 12,784,584 shares of Common Stock and 5,000 shares of Common Stock subject to stock options pursuant to Securities Exchange Act Rules 13d-3 and 13d-5(b). The aggregate number of shares beneficially owned by the THL Parties is comprised of (A) 10,593,305 shares directly held by Thomas H. Lee Equity Fund IV, L.P. (“Equity Fund”), (B) 366,192 shares directly held by Thomas H. Lee Foreign Fund IV, L.P. (“Foreign Fund”), (C) 1,031,186 shares directly held by Thomas H. Lee Foreign Fund IV-B, L.P. (“Foreign Fund B”), (D) 2,785 shares directly held by Thomas H. Lee Investors Limited Partnership (“THL Investors”), (E) 68,881 shares directly held by Thomas H. Lee Charitable Investment L.P. (“Charitable Investment”), (F) 35,672 shares directly held by THL Equity Advisors IV, LLC (“Advisors IV”) and (G) 686,563 shares directly held by (i) the following managing directors of Thomas H. Lee Advisors, LLC: David V. Harkins; Scott A. Schoen; Scott M. Sperling; Anthony J. DiNovi; Thomas M. Hagerty; Seth W. Lawry; Kent R. Weldon; Todd M. Abbrecht; Charles A. Brizius; Scott Jaeckel; and Soren Oberg and (ii) the following other parties that are not affiliates of Thomas H. Lee Partners, L.P., but who acquired his/her shares of Common Stock as part of a coinvestment with the other THL Parties: the 1997 Thomas H. Lee Nominee Trust; the 1995 Harkins Gift Trust; the Smith Family Limited Partnership; the Robert Schiff Lee 1988 Irrevocable Trust; Stephen Zachary Lee; Charles W. Robins as Custodian for Jesse Lee; C. Hunter Boll; Warren C. Smith, Jr.; Terence M. Mullen; Thomas R. Shepherd; Wendy L. Masler; Andrew D. Flaster; Charles W. Robins and James Westra ((i) and (ii) are together referred to herein as the “Related Holders”) (the Equity Fund, Foreign Fund, Foreign Fund B, THL Investors, Charitable Investment, Advisors IV and the Related Holders are collectively referred to herein as the “THL Parties”). The aggregate number of beneficially owned shares may also be deemed to include 5,000 shares subject to options held by Mr. Shepherd that were exercisable within 60 days of December 4, 2007.

Except to the extent of a pecuniary interest therein, each of the persons and entities comprising the THL Parties expressly disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties, except: (a) Advisors IV does not disclaim beneficial ownership of shares held by Equity Fund, Foreign Fund or Foreign Fund B; (b) Management Corp. (as defined below) does not disclaim beneficial ownership of shares held by THL Investors; and (c) Thomas H. Lee, an individual U.S. citizen, does not disclaim beneficial ownership of shares held by the 1997 Thomas H. Lee Nominee Trust.

The THL Parties by virtue of certain relationships, may constitute a “group” within the meaning of Rule 13d-5(b) under the Securities Exchange Act of 1934, as amended. As a member of a group, each person and entity of the group may be deemed to beneficially own the shares of Common Stock beneficially owned by the entire group.

Thomas H. Lee Advisors, LLC, is the general partner of Thomas H. Lee Partners, L.P., which is, in turn, the sole member of Advisors IV, which is the general partner of each of Equity Fund, Foreign Fund and Foreign Fund B. Advisors IV, as sole general partner of Equity Fund, Foreign Fund and Foreign Fund B (collectively, the “Advisors Funds”), may be deemed to share voting and dispositive power with respect to 12,026,355 shares beneficially owned by the Advisors Funds. The managing directors of Thomas H. Lee Advisors, LLC also own membership interests in Thomas H. Lee Advisors, LLC. The managing directors of Thomas H. Lee Advisors, LLC share voting and investment control over securities held by the Advisors Funds and may be deemed to share beneficial ownership with respect to the 12,026,355 shares held by the Advisors Funds.

THL Investment Management Corp. (“Management Corp.”) is the sole general partner of THL Investors. Seth W. Lawry, Kent R. Weldon, David V. Harkins, Scott A. Schoen, Scott M. Sperling, Anthony J. DiNovi and Thomas M. Hagerty are officers of Management Corp. The officers of Management Corp. exercise voting and investment control over the shares of Common Stock held by THL Investors and may be deemed to beneficially own the shares of Common Stock held by THL Investors.

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

This amount also reflects a grants of 6,006, 13,666 and 16,000 shares of restricted stock to Thomas H. Lee Advisors, LLC reported on Form 4s filed with the SEC on October 5, 2005, October 18, 2006 and October 3, 2007, respectively. These shares are presently held by THL Equity Advisors IV, LLC. THL Equity Advisors IV, LLC is the direct owner of these additional shares and a member of the THL Parties reporting group. As such, each member of the group may be deemed to beneficially own these shares of Common Stock.

This amount also reflects grants of 3,646, 8,297 and 8,000 shares of restricted stock granted to Mr. Shepherd as reported on Form 4s filed with the SEC on October 5, 2005, October 18, 2006 and October 3, 2007, respectively. Mr. Shepherd is the direct owner of these additional shares and a member the THL Parties reporting group. As such, each member of the group may be deemed to beneficially own these additional shares of Common Stock.

(3)	Based on information set forth in a Schedule 13G filed with the SEC on November 13, 2007 on behalf of Artis Capital Management, L.P. (“Artis”), Artis Capital Management, Inc. (“Artis Inc,”) and Stuart L. Peterson. Artis, Artis Inc. and Mr. Peterson share voting and dispositive power over 5,482,871 shares of Common Stock and each may be deemed to beneficially own all of such shares.

Artis, Artis Inc. and Mr. Peterson filed a Schedule 13G jointly, but not as members of a group, and each expressly disclaims membership in a group. Artis is a registered investment adviser and is the investment adviser of investment funds that hold the Common Stock for the benefit of the investors in those funds. Artis Inc. is the general partner of Artis. Artis Capital GP, LLC (“Artis GP”) is a wholly-owned subsidiary of Artis and is the general partner of a Cayman Islands exempted limited partnership to which Artis is the investment adviser. Stuart Peterson is the president of Artis Inc. and the controlling owner of Artis, Artis Inc. and Artis GP. Each of Artis, Artis Inc., Artis GP and Mr. Peterson disclaims beneficial ownership of the Common Stock, except to the extent of that person’s pecuniary interest therein.

(4)	Based on information set forth in a Schedule 13F filed with the SEC on February 14, 2007 on behalf of Deutsche Bank Aktiengesellschaft (“Deutsche Bank”). Deutsche Bank shares dispositive power over 5,158,939 shares of Common Stock.

(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2007 on behalf of Harbinger Capital Partners Master Fund I, Ltd. (“HCPMF”), Harbinger Capital Partners Offshore Manager, L.L.C. (“HCPOM”) as general partner of HCPMF, HMC Investors, L.L.C. as managing member of HCPOM, Harbert Management Company (“HMC”), Philip Falcone, Raymond J. Harbert and Michael D. Luce (collectively the “Harbert Management Corporation Reporting Group”). The Harbert Management Corporation Reporting Group beneficially owns 5,000,000 shares of Common Stock.

HCPMF, HCPOM and HMC Investors L.L.C. have shared voting and dispositive power over 3,333,335 shares of Common Stock. HCPMF, HCPOM and HMC Investors L.L.C. each may be deemed to beneficially own 3,333,335 shares of Common Stock. HMC, Mr. Falcone, Mr. Harbert and Mr. Luce have shared voting and dispositive power over 5,000,000 shares of Common Stock. HMC, Mr. Falcone, Mr. Harbert and Mr. Luce each may be deemed to beneficially own 5,000,000 shares of Common Stock. Each of the reporting persons disclaims beneficial ownership of the shares of Common Stock reported except to the extent of that person’s pecuniary interest in such shares.

(6)	Based on information set forth in a Schedule 13G that was filed with the SEC on May 11, 2007 on behalf of Prentice Capital Management, LP (“PCM”), with respect to the Common Stock held by certain investment funds and managed accounts, and Michael Zimmerman, as managing member of (a) Prentice Management GP, LLC, the general partner of PCM, (b) Prentice Capital GP, LLC, the general partner of certain investment funds and (c) Prentice Capital GP II, LLC, the managing member of Prentice Capital GP II, LP, which is the general partner of certain investment funds, with respect to the Common Stock held by certain investment funds and managed accounts (Mr. Zimmerman together with PCM, the “Prentice Reporting Group”). The Prentice Reporting Group may be deemed to be the beneficial owner of 4,007,000 shares of Common Stock.

PCM serves as investment manager to a number of investment funds (including Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., Prentice Special Opportunities, LP, Prentice Special Opportunities Offshore, Ltd. and Prentice Special Opportunities Master, L.P.) and manages investments for certain entities in managed accounts with respect to which it has shared voting and dispositive authority over 4,007,000 shares of Common Stock. As managing member, Michael Zimmerman may be deemed to control Prentice Capital Management and the investment funds and has shared voting and dispositive power over and therefore may be deemed to be the beneficial owner of 4,007,000 shares of Common Stock. Each of Michael Zimmerman and Prentice Capital Management disclaims beneficial ownership of all of the Common Stock.

(7)	Based on information set forth in a Schedule 13G that was filed with the SEC on November 21, 2006 on behalf of Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”); as general partner of ACP with respect to the shares of Common Stock directly owned by ACP; Adage Capital Advisors, L.L.C. (“ACA”), as managing member of ACPGP and general partner of ACP, with respect to the shares of Common Stock directly owned by ACP; Phillip Gross as managing member of ACA, managing member of ACPGP and general partner of ACP with respect to the shares of Common Stock directly owned by ACP; and Robert Atchinson, as managing member of ACA, managing member of ACPGP and general partner of ACP with respect to the shares of Common Stock directly owned by ACP (collectively the “Adage Reporting Group”). The Adage Reporting Group beneficially owns 2,985,800 shares of Common Stock.

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

(8)	Based on information set forth in a Schedule 13G filed with the SEC on June 6, 2007 on behalf of GLG Partners, LP (“GLGP”), as investment manager of Common Stock held by certain funds (“GLG Funds”); GLG Partners Limited (“GLGPL”), as general partner of GLGP with respect to Common Stock held by GLG Funds; and Noam Gottesman, Pierre Lagrange and Emmanuel Roman, as managing directors of GLGPL with respect to Common Stock held by GLG Funds (together the “GLG Reporting Group”). The GLG Reporting Group may be deemed to own 2,827,778 shares of Common Stock.

GLGP, GLGPL and Messrs. Gottesman, Lagrange and Roman share voting power and dispositive power over 2,827,778 shares of Common Stock owned by the GLG Funds. GLGP and GLGPL may be deemed to be the beneficial owners of all Common Stock owned by GLG Funds. Each of Messrs. Gottesman, Lagrange and Roman have power to exercise investment discretion and may be deemed to be the beneficial owner of all Common Stock owned by GLG Funds. Each of GLGP, GLGPL and the managing directors disclaim any beneficial ownership of any such Common Stock, except for that person’s pecuniary interest therein.

(9)	Includes 18,681 shares held directly by Mr. Brizius of which 13,554 are shares of restricted stock. As discussed in note (2) above, Mr. Brizius may be deemed to share beneficial ownership of 12,784,584 shares that may be beneficially owned by the THL Parties, which include the 5,127 shares held by him directly. Except for shares held by him directly or to the extent of a pecuniary interest therein, Mr. Brizius disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties.

(10)	Includes 44,318 shares held directly by Mr. Schoen, of which 13,554 are shares of restricted stock. As discussed in note (2) above, Mr. Schoen may be deemed to share beneficial ownership of 12,784,584 shares that may be beneficially owned by the THL Parties, which include the 44,318 shares held by him directly. Except for shares held by him directly, Mr. Schoen disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties.

(11)	Includes 20,000 shares held by Mr. Hussey’s spouse, 257,955 shares of restricted stock and 982 shares held in the Company’s 401(k) plan.

(12)	Includes 129,659 shares of restricted stock.

(13)	Includes 156,355 shares of restricted stock.

(14)	Includes 299,420 shares of restricted stock.

(15)	Includes 329,737 shares of restricted stock.

(16)	26,544 shares are held by Mr. Shepherd directly, of which 10,767 shares are restricted stock. Also, as discussed in note (2) above, Mr. Shepherd may be deemed to share beneficial ownership of 12,784,584 shares that may be beneficially owned by the THL Parties, which include the 26,544 shares held by him directly and the 5,000 shares of Common Stock subject to options held by Mr. Shepherd that were exercisable within 60 days of December 4, 2007. Except for shares held by him directly (including the shares subject to the options referenced in the prior sentence), Mr. Shepherd disclaims beneficial ownership of the shares held by each of the other persons and entities comprising the THL Parties.

(17)	Includes 10,278 shares of restricted stock.

(18)	Includes 12,278 shares of restricted stock.

(19)	Includes 12,784,584 shares that may be deemed to be beneficially owned by the THL Parties for which Messrs. Brizius, Schoen and Shepherd disclaim beneficial ownership, except to the extent directly owned by them (and, with respect to Mr. Shepherd, the shares subject to the options listed in the table above), or with respect to which they have a pecuniary interest therein. Of the shares included, 1,657,076 are shares of restricted stock and 14,656 shares are held in the Company’s 401(k) plan.

(20)	As noted above, beneficial ownership of Mr. Shepherd’s 5,000 shares of Common Stock subject to options that were exercisable within 60 days of December 4, 2007 can be attributed to the THL Parties and Messrs. Brizius, Schoen and Shepherd. However, for purposes of this portion of the table the 5,000 shares of Common Stock subject to options are only counted once.

(21)	Includes 8,363 shares held in the Company’s 401(k) plan.

(22)	Includes 120,784 shares of restricted stock.

(23)	Includes 86,578 shares of restricted stock and 5,311 shares held in the Company’s 401(k) plan.

(24)	Includes 118,026 shares of restricted stock.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of September 30, 2007:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,510,342	$15.82	937,894	(2)
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	1,510,342	$15.82	937,894	(2)

(1)	Includes 937,894 shares of Common Stock available for future issuance under the 2004 Rayovac Incentive Plan. In addition to stock options, awards under the 2004 Rayovac Incentive Plan may take the form of restricted stock and other stock-based awards specified in the 1997 Rayovac Incentive Plan. If such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.
(2)	This amount excludes an aggregate of 1,708,161 shares of restricted stock awards outstanding as of September 30, 2007 for which the restrictions have not lapsed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, approval or ratification of transactions with related persons

Our policies and procedures for review and approval of related-person transactions appear in our Code of Ethics for our Principal Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics, each of which is posted on our website.

All of our executive officers, directors and employees are required to disclose to our General Counsel all transactions which involve any actual, potential or suspected activity or personal interest that creates or appears to create a conflict between our interests and the interests of the executive officer, director or employee. In cases involving executive officers, directors or senior-level management, our General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to our Audit Committee to make a full review and determination. In cases involving other employees, our General Counsel, in conjunction with the employee’s regional supervisor and our Vice President of Internal Audit, will review the proposed transaction. If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to our CEO for final approval.

Our Audit Committee is required to consider all questions of possible conflicts of interest involving executive officers, directors and senior-level management and to review and approve certain transactions, including all (i) of our transactions in which a director, executive officer or an immediate family member of a director or executive officer has an interest, (ii) proposed business relationships between us and a director, executive officer or other member of senior management, (iii) investments by an executive officer in a company that competes with us or an interest in a company that does business with us, and (iv) situations where a director or executive officer proposes to be our customer, be employed by, serve as a director of or otherwise represent one of our customers.

Our legal department and financial accounting department monitor our transactions for an evaluation and determination of potential related person transactions that would need to be disclosed in our periodic reports or proxy materials under generally accepted accounting principles and applicable SEC rules and regulations.

Transactions with related persons

On February 7, 2005, we acquired all of the equity interests of United pursuant to the Agreement and Plan of Merger (as amended, the “Merger Agreement”) by and among us, Lindbergh Corporation and United dated as of January 3, 2005 filed as an exhibit to the Current Report on Form 8-K filed by us on January 4, 2005. Pursuant to the terms of the Merger Agreement, Lindbergh Corporation merged with and into United, with United continuing as the surviving corporation (the “Merger”). The purchase price for the acquisition, excluding fees and expenses, consisted of $70 million in cash, 13.75 million shares of our Common Stock and the assumption of outstanding United indebtedness, which was $911.5 million as of January 21, 2005. The purchase price was determined through negotiations between our representatives, who were operating under supervision and direction of an acquisition committee of our Board of Directors, and representatives of United. The acquisition committee consisted of Messrs. Lupo, Bowlin and Carmichael and Ms. Thomas and former director Neil P. Defeo.

Certain affiliates of Thomas H. Lee Partners, L.P. were the majority shareholders of United as of immediately prior to the consummation of our acquisition of United, and as a result of our acquisition of United, are significant shareholders of our Common Stock. In addition, two of our directors, Messrs. Schoen and Brizius, are members of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the manager of THL Equity Advisors IV, LLC, which, in turn, is the general partner of each of the Thomas H. Lee related funds that were shareholders of United immediately prior to the Merger and now are significant shareholders of our Common Stock.

Mr. Jones, our former Chairman of the Board and Chief Executive Officer, and trusts for his family members, collectively owned 202,935 shares of United Common Stock as of immediately prior to the Merger, which shares were converted into an aggregate of 36,239 shares of our Common Stock pursuant to the Merger. Mr. Jones was a member of the Board of Directors of United from January 20, 1999 to December 31, 2003 and provided consulting services to United under an agreement that was terminated on September 28, 2004. Mr. Shepherd, a member of our Board of Directors, is an investor in Thomas H. Lee Equity Fund IV, L.P., a large shareholder of United immediately prior to the Merger, and, as a result of the Merger, currently is a large shareholder of our Common Stock.

In connection with the acquisition of United, we entered into certain agreements with UIC Holdings, L.L.C. (“Holdings”), the majority stockholder of United as of the date we entered into the definitive agreement to acquire United, Thomas Lee Partners, L.P. and certain of its affiliates and certain former stockholders of United. The agreements are described further below.

On February 7, 2005, we entered into a registration rights agreement (the “Registration Rights Agreement”) with certain former stockholders of United, including certain affiliates of Thomas H. Lee Partners, L.P. and an affiliate of Banc of America Securities LLC, pursuant to which we agreed to prepare and file with the SEC, not later than nine months following the consummation of the acquisition of United on February 7, 2005, a registration statement to permit the public offering and resale under the Securities Act of 1933 on a continuous basis of shares of Common Stock issued in connection with its acquisition of United (the “Shelf Registration Statement”). Pursuant to the Registration Rights Agreement, we also granted to the former stockholders of United certain rights to require us, on not more than three occasions, to amend the Shelf Registration Statement or prepare and file a new registration statement to permit an underwritten offering of shares of our stock received by them in the acquisition of United as well as certain rights to include those shares in any registration statement proposed to be filed by us.

On February 7, 2005, we entered into a standstill agreement (the “Standstill Agreement”) with Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P. and Thomas H. Lee Advisors, L.L.C. (the “Restricted Parties”). Pursuant to the Standstill Agreement, the Restricted Parties are prohibited until February 7, 2010 from acquiring ownership in excess of 28% of our outstanding voting capital stock, on a fully-diluted basis, soliciting proxies or consents with respect to our voting capital stock, soliciting or encouraging third parties to acquire or seek to acquire us, a significant portion of our assets or more than 5% of our outstanding voting capital stock or joining or participating in a pooling agreement, syndicate, voting trust or other similar arrangement with respect to our voting capital stock for the purpose of acquiring, holding, voting or disposing of such voting capital stock.

Director Independence

Our Board of Directors has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company): John D. Bowlin; Charles A. Brizius; William P. Carmichael; Scott A. Schoen; John S. Lupo; Thomas R. Shepherd; and Barbara S. Thomas. Our Board of Directors has adopted the definition of “independent director” set forth under Section 303A.02 of the New York Stock Exchange Listed Company Manual to assist it in making determinations of independence. The Board of Directors has determined that the directors referred to above currently meet these standards and qualify as independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years (in millions):

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2007	$4.7	$1.1	$—	$—
2006	$4.7	$—	$0.1	$—

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees we paid KPMG LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. “Tax Fees” are fees for tax compliance, tax advice and tax planning, and for both Fiscal 2007 and Fiscal 2006 such fees were attributable to services for tax-compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditor Services and Fees

The Audit Committee pre-approved the Fiscal 2007 audit services engagement performed by KPMG LLP. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $100,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $100,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Spectrum Brands, Inc. and subsidiaries (the Company) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective September 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spectrum Brands, Inc. and subsidiaries’ internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

December 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting as set forth in Item 9A of Spectrum Brands, Inc. Annual Report on Form 10-K for the year ended September 30, 2007, that Spectrum Brands, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 30, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spectrum Brands, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2007, and our report dated December 14, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report refers to the Company’s adoption of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” effective September 30, 2007.

/s/ KPMG LLP

Atlanta, Georgia

December 14, 2007

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2007 and 2006

(In thousands, except per share amounts)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$69,853	$28,430
Receivables:
Trade accounts receivable, net of allowances of $16,891 and $21,394, respectively	311,043	329,280
Other	45,102	36,252
Inventories	317,469	460,672
Deferred income taxes	22,208	50,401
Assets held for sale	572,859	3,499
Prepaid expenses and other	47,034	51,281

Total current assets	1,385,568	959,815
Property, plant and equipment, net	249,802	311,839
Deferred charges and other	37,164	49,028
Goodwill	664,649	1,130,184
Intangible assets, net	829,297	1,061,087
Debt issuance costs	44,906	37,367

Total assets	$3,211,386	$3,549,320

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$43,438	$42,713
Accounts payable	253,480	309,111
Accrued liabilities:
Wages and benefits	62,120	40,951
Income taxes payable	18,345	22,498
Restructuring and related charges	55,793	45,526
Accrued interest	51,122	36,974
Liabilities held for sale	47,688	—
Other	74,170	64,840

Total current liabilities	606,156	562,613
Long-term debt, net of current maturities	2,416,916	2,234,458
Employee benefit obligations, net of current portion	54,469	76,893
Deferred income taxes	169,088	156,578
Other	68,585	66,561

Total liabilities	3,315,214	3,097,103
Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,062 and 67,422 shares, respectively; outstanding 52,765 and 51,491 shares, respectively	690	674
Additional paid-in capital	669,274	651,644
Accumulated deficit	(763,370)	(166,657)
Accumulated other comprehensive income	65,664	39,639

	(27,742)	525,300
Less treasury stock, at cost, 16,297 and 15,931 shares, respectively	(76,086)	(73,083)

Total shareholders’ (deficit) equity	(103,828)	452,217

Total liabilities and shareholders’ (deficit) equity	$3,211,386	$3,549,320

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2007, 2006 and 2005

(In thousands, except per share amounts)

	2007	2006	2005
Net sales	$1,994,522	$1,894,741	$1,762,179
Cost of goods sold	1,226,950	1,165,055	1,076,365
Restructuring and related charges	31,315	22,452	10,496

Gross profit	736,257	707,234	675,318
Operating expenses:
Selling	420,294	394,020	365,453
General and administrative	154,170	157,892	120,175
Research and development	25,122	29,209	29,339
Restructuring and related charges	59,725	12,218	6,243
Goodwill and intangibles impairment	238,439	432,978	—

	897,750	1,026,317	521,210

Operating (loss) income	(161,493)	(319,083)	154,108
Interest expense	195,230	122,988	107,624
Other income, net	(331)	(3,934)	1,350

(Loss) income from continuing operations before income taxes	(356,392)	(438,137)	45,134
Income tax expense (benefit)	55,716	(22,694)	15,508

(Loss) income from continuing operations	(412,108)	(415,443)	29,626
(Loss) income from discontinued operations, net of tax	(184,605)	(18,529)	17,206

Net (loss) income	$(596,713)	$(433,972)	$46,832

Basic net income per common share:
(Loss) income from continuing operations	$(8.09)	$(8.40)	$0.68
(Loss) income from discontinued operations	(3.63)	(0.37)	0.39

Net (loss) income	$(11.72)	$(8.77)	$1.07

Weighted average shares of common stock outstanding	50,909	49,459	43,716
Diluted net income per common share:
(Loss) income from continuing operations	$(8.09)	$(8.40)	$0.65
(Loss) income from discontinued operations	(3.63)	(0.37)	0.38

Net (loss) income	$(11.72)	$(8.77)	$1.03

Weighted average shares of common stock and equivalents outstanding	50,909	49,459	45,631

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended September 30, 2007, 2006 and 2005

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Notes Receivable from Officers/ Shareholders	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2004	34,683	$642	$217,973	$220,483	$10,621	$(3,605)	$(130,070)	$316,044
Net income	—	—	—	46,832	—	—	—	46,832
Adjustment of additional minimum pension liability	—	—	—	—	(6,741)	—	—	(6,741)
Translation adjustment	—	—	—	—	4,696	—	—	4,696
Net gain on derivative instruments	—	—	—	—	1,684	—	—	1,684

Comprehensive income								46,471
Issuance of restricted stock	1,242	12	(12)	—	—	—	—	—
Forfeiture of restricted stock	(112)	(1)	1	—	—	—	—	—
Exercise of stock options	1,276	13	29,019	—	—	—	—	29,032
Treasury shares issued	13,708	—	378,819	—	—	—	59,250	438,069
Note payments from officers/shareholders	—	—	—	—	—	3,605	—	3,605
Amortization of unearned compensation	—	—	9,509	—	—	—	—	9,509

Balances at September 30, 2005	50,797	$666	$635,309	$267,315	$10,260	$—	$(70,820)	$842,730
Net loss	—	—	—	(433,972)	—	—	—	(433,972)
Adjustment of additional minimum pension liability	—	—	—	—	7,034	—	—	7,034
Translation adjustment	—	—	—	—	14,261	—	—	14,261
Net gain on derivative instruments	—	—	—	—	8,084	—	—	8,084

Comprehensive loss								(404,593)
Issuance of restricted stock	965	10	(10)	—	—	—	—	—
Forfeiture of restricted stock	(196)	(2)	2	—	—	—	—	—
Exercise of stock options	28	—	445	—	—	—	—	445
Stock option expense	—	—	729	—	—	—	—	729
Treasury shares surrendered	(103)	—	—	—	—	—	(2,263)	(2,263)
Amortization of unearned compensation	—	—	15,169	—	—	—	—	15,169

Balances at September 30, 2006	51,491	$674	$651,644	$(166,657)	$39,639	$—	$(73,083)	$452,217
Net loss	—	—	—	(596,713)	—	—	—	(596,713)
Adjustment of additional minimum pension liability	—	—	—	—	1,016	—	—	1,016
Translation adjustment	—	—	—	—	44,489	—	—	44,489
Other unrealized gains and losses	—	—	—	—	(17,580)	—	—	(17,580)

Comprehensive loss								(568,788)
Adoption of FAS 158, net of tax	—	—	—	—	(1,900)	—	—	(1,900)
Issuance of restricted stock	1,689	15	(15)	—	—	—	—	—
Forfeiture of restricted stock	(199)	—	—	—	—	—	—	—
Exercise of stock options	149	1	690	—	—	—	—	691
Stock option expense	—	—	115	—	—	—	—	115
Adjustment for tax benefit realized	—	—	(4,374)	—	—	—	—	(4,374)
Treasury shares surrendered	(365)	—	—	—	—	—	(3,003)	(3,003)
Amortization of unearned compensation	—	—	21,214	—	—	—	—	21,214

Balances at September 30, 2007	52,765	$690	$669,274	$(763,370)	$65,664	$—	$(76,086)	$(103,828)

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
(Loss) income from continuing operations	$(412,108)	$(415,443)	$29,626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,365	41,524	40,108
Amortization of intangibles	13,846	13,819	7,664
Amortization of debt issuance costs	11,855	6,872	6,023
Amortization of unearned restricted stock compensation	21,214	15,169	9,509
Impairment of goodwill and intangibles	238,439	432,978	—
Gain on sale of assets	—	(8,876)	—
Loss on debt extinguishment	—	—	12,033
Inventory valuation purchase accounting charges	—	204	37,533
Deferred income taxes	57,145	(52,581)	(12,265)
Writeoff of debt issuance costs	24,576	—	—
Non-cash restructuring and related charges	62,408	41,235	10,426
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(45,654)	(6,433)	51,588
Inventories	25,039	6,749	(23,709)
Prepaid expenses and other current assets	(7,957)	(1,989)	(3,404)
Accounts payable and accrued liabilities	(25,849)	(88,334)	(9,256)
Other assets and liabilities	(21,638)	22,351	17,836

Net cash (used) provided by operating activities of continuing operations	(16,319)	7,245	173,712
Net cash (used) provided by operating activities of discontinued operations	(16,662)	39,548	43,989

Net cash (used) provided by operating activities	(32,981)	46,793	217,701
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,101)	(54,945)	(56,742)
Proceeds from sale of property, plant and equipment	1,572	5,439	177
Proceeds from sale of assets held for sale	—	10,641	—
Payments for acquisitions, net of cash acquired	—	(18,501)	(1,630,155)

Net cash used by investing activities of continuing operations	(20,529)	(57,366)	(1,686,720)
Net cash (used) provided by investing activities of discontinued operations	(2,200)	78,007	(7,108)

Net cash (used) provided by investing activities	(22,729)	20,641	(1,693,828)
Cash flows from financing activities:
Reduction of debt	(2,028,549)	(956,068)	(1,080,951)
Proceeds from debt financing	2,176,623	898,520	2,581,378
Debt issuance costs	(43,969)	(5,236)	(31,713)
Payments on capital lease obligations	(8,730)	(4,131)	(8,874)
Proceeds from exercise of stock options	655	365	18,413
Stock option income tax benefit	37	80	10,732
Treasury stock purchases	(3,003)	(2,263)	(1,106)
Payments from officers/shareholders	—	—	3,605

Net cash provided (used) by financing activities	93,064	(68,733)	1,491,484
Effect of exchange rate changes on cash and cash equivalents	4,069	(122)	524

Net increase (decrease) in cash and cash equivalents	41,423	(1,422)	15,881
Cash and cash equivalents, beginning of period	28,430	29,852	13,971

Cash and cash equivalents, end of period	$69,853	$28,430	$29,852

Supplemental disclosure of cash flow information:
Cash paid for interest	$197,745	$164,639	$100,770
Cash paid for income taxes, net	20,596	43,231	21,973
Issuance of Treasury shares for the United acquisition	—	—	439,175

Sale of Mexican manufacturing facility:
Reduction in deferred proceeds	—	—	9,440
Reduction in assets held for sale	—	—	7,874

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; lawn and garden care; electric shaving and grooming; electric personal care; household insect control; and portable lighting. In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it in exploring possible strategic options including a potential sale of various assets in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of Fiscal 2007 the Company approved and initiated a plan to sell the assets related to its lawn and garden and household insect control product offerings (the “Home and Garden Business”). As a result, the Company has designated certain assets and liabilities related to its Home and Garden Business as held for sale and has designated the Home and Garden Business as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been reclassified to exclude the Home and Garden Business for all periods presented. (See also Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, for additional information on assets held for sale and discontinued operations).

In Fiscal 2007, the Company began managing its business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) the Home and Garden Business, which has been designated as discontinued operations. The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

The Company’s continuing operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic supplies and the design and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s continuing operations also include the manufacturing and marketing of specialty pet supplies. The Company’s continuing operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Through the Company’s Home and Garden Business, presented here as discontinued operations, it manufactures and markets lawn fertilizers, herbicides, insecticides and repellants in North America.

During 2005, the Company made two significant acquisitions designed to diversify the Company’s business and leverage the Company’s distribution strengths. On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) for a purchase price of approximately $550,000, net of cash acquired of approximately $13,000 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16,100. The acquisition was financed with borrowings under an Incremental Term Loan Facility and existing Revolving Credit Facility. Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. Subsequent to the acquisition, the financial results of Tetra are included in the Global Pet Supplies business segment within the Company’s consolidated results. (See also Note 17, Acquisitions, for additional information on the Tetra acquisition).

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United Industries Corporation (“United”), a leading manufacturer and marketer of products for the consumer lawn and garden and household insect control markets in North America and a leading supplier of specialty pet supplies in the United States. The aggregate purchase price was approximately $1,490,000, net of cash acquired of approximately $14,000. The purchase price consisted of cash consideration of approximately $1,051,000 and

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

common stock totaling approximately $439,000. The aggregate purchase price included acquisition related expenditures of approximately $22,000. (See also Note 17, Acquisitions, for additional information on the United acquisition). Subsequent to the acquisition, the financial results of the lawn and garden and household insect control business of United are included in the Home and Garden Business, which is designated as discontinued operations, and the financial results of the pet business of United are included in the Global Pet Supplies business segment within the Company’s consolidated results.

The Company also completed the acquisition of Jungle Laboratories Corporation (“Jungle Labs”) during the fourth quarter of 2005. (See also Note 17, Acquisitions, for additional information on the Jungle acquisitions).

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1 and various other brands. The Company’s Home and Garden Business has name recognition under the Spectracide and Cutter brands, among others.

(2) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to 2007, 2006 and 2005 refer to the fiscal years ended September 30, 2007, 2006 and 2005, respectively.

The Company’s Consolidated Financial Statements presented herein include the results of Jungle Labs subsequent to the September 1, 2005 date of acquisition, the results of operations for Tetra subsequent to the April 29, 2005 date of acquisition, and the results of operations for United subsequent to the February 7, 2005 date of acquisition. (See also Note 17, Acquisitions, for additional information on the Jungle Labs, Tetra, and United acquisitions).

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, lawn and garden, household and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

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

For all types of promotional arrangements and programs, the Company monitors its commitments and uses various measures, including past experience, to determine amounts to be recorded for the estimate of the earned, but unpaid, promotional costs. The terms of the Company’s customer-related promotional arrangements and programs are tailored to each customer and are documented through written contracts, correspondence or other communications with the individual customers.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 19%, 20% and 19%, of net sales during 2007, 2006 and 2005, respectively. This major customer also represented approximately 11% and 11%, respectively, of Trade account receivables, net as of September 30, 2007 and 2006.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Approximately 57% of the Company’s sales occur outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

(h) Property, Plant and Equipment

Property, plant and equipment are stated at lower of cost or at fair value if acquired in a purchase business combination. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Depreciable lives by major classification are as follows:

Building and improvements	20-30 years
Machinery, equipment and other	2-15 years

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell (See also, Note 6, Intangible Assets, for additional information on goodwill and intangible assets and Note 5, Assets Held for Sale, for additional information on assets expected to be disposed).

(i) Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of 5 to 19 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level. If

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. (See also Note 6, Intangible Assets, for additional information on goodwill and intangible assets).

Intangibles with Indefinite Lives

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets are tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. For Fiscal 2007, 2006 and 2005, the Company’s goodwill and trade name intangibles were tested for impairment as of the Company’s August financial period end, the date of testing for the Company. In addition, during Fiscal 2007 the Company’s goodwill and trade name intangibles were also tested for impairment as of April 1, 2007 in conjunction with the Company’s realignment of reportable segments.

In accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, conducted impairment testing on the Company’s goodwill. The Company used the discounted estimated future cash flows methodology to determine the fair value of its reporting units. Assumptions critical to the Company’s fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the market capitalization of the Company. The Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. In Fiscal 2007 this first step indicated that the fair value of the Company’s North America reporting unit, which is included in the Global Batteries & Personal Care reportable segment, was less than the Company’s North America reporting unit’s carrying amount and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142. In Fiscal 2006 this first step indicated that the fair value of the Latin America reporting unit, which is included in the Global Batteries & Personal Care reportable segment, and the Global Pet Supplies reporting unit were less than their carrying amounts and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142.

In Fiscal 2007 management then compared the carrying amount of the North America reporting unit’s goodwill against the implied fair value of goodwill. The carrying amount of the North America reporting unit’s goodwill was determined to exceed implied fair value and, therefore, management recorded an impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill. As a result, the Company recorded a non-cash pretax impairment charge of approximately $214,039 in Fiscal 2007. In Fiscal 2006, management then compared the carrying amount of the Latin America and Global Pet Supplies reporting units’ goodwill against their respective implied fair values of goodwill. The carrying amounts of the reporting units’ goodwill were determined to exceed their implied fair values and, therefore, management recorded an impairment charge equal to the excess of the carrying amounts of the reporting units’ goodwill over the implied fair values of such goodwill. As a result of this goodwill impairment analysis, the Company recorded a non-cash pretax goodwill impairment charge of approximately $352,878 in Fiscal 2006. There were no impairment losses related to goodwill recognized in Fiscal 2005.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In addition, in accordance with SFAS 142, the Company, with the assistance of independent third party valuation specialists, also compared the carrying amount of trade name intangible assets with their respective fair values. Fair value was determined using a relief from royalty methodology. In Fiscal 2007 and 2006 management concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, in Fiscal 2007 and 2006 the Company recorded non-cash pretax impairment charges of approximately $24,400 and $80,100, respectively, equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets. There were no impairment losses related to trade names recognized in Fiscal 2005.

The recognition of the total non-cash pretax impairment of certain goodwill and indefinite-lived intangible assets of $238,439 in Fiscal 2007 and $432,978 in Fiscal 2006, which are recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the fiscal years ended September 30, 2007 and 2006. The impairments will not result in future cash expenditures.

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

Intangibles with Definite or Estimable Useful Lives

The Company assesses the recoverability of intangible assets with definite or estimable useful lives in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) by determining whether the carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized carrying value of intangible assets with finite useful lives will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Company recorded a non-cash pretax charge of $168,520 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Home and Garden Business in order to reflect the estimated fair value of this business. Included in such non-cash pretax impairment

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

charge was $4,249 related to definite-lived intangible assets related to the Canadian division of the Home and Garden Business, which operates under the name Nu-Gro. (See also Note 5, Assets Held for Sale, for additional information regarding this impairment charge). There were no impairment charges for definite-lived intangible assets recorded during Fiscal 2006 and 2005.

(j) Debt Issuance Costs

Debt issuance costs are capitalized and amortized to interest expense using the effective interest method over the lives of the related debt agreements.

(k) Accounts Payable

Included in accounts payable are bank overdrafts, net of deposits on hand, on disbursement accounts that are replenished when checks are presented for payment.

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

As of September 30, 2007 and 2006, foreign currency translation adjustment balances of $83,483 and $39,031, respectively, were reflected in the Consolidated Balance Sheets in AOCI.

Exchange losses on foreign currency transactions aggregating $4,749, $3,898, and $2,301 for Fiscal 2007, 2006 and 2005, respectively, are included in Other income, net, in the Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $134,112, $120,219 and $99,462 in Fiscal 2007, 2006 and 2005, respectively, which are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred expenses for advertising of $49,071, $43,366 and $59,504 in Fiscal 2007, 2006 and 2005, respectively, which are included in Selling expenses.

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

Net income per common share is calculated based upon the following shares:

	2007	2006	2005
Basic	50,909	49,459	43,716
Effect of restricted stock and assumed conversion of stock options	—	—	1,915

Diluted	50,909	49,459	45,631

The Company has not assumed the exercise of common stock equivalents in either Fiscal 2007 or 2006 as the impact would be antidilutive.

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During Fiscal 2007, 2006 and 2005, $9,043 and $1,914 of pretax derivative gains and $2,166 of derivative losses, respectively, from such hedges were recorded as an adjustment to Interest expense. During Fiscal 2007, 2006 and 2005, $0 and $431 of pretax derivative gains and $140 of pretax derivative losses, respectively, were recorded as adjustments to interest expense for ineffectiveness from such hedges and included in the amounts above. At

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

September 30, 2007 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.46% for a notional principal amount of $170,000 through October 2008 and 5.49% for a notional principal amount of $225,000 through March 2010. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €185,000 through September 2008. The derivative net gain on these contracts recorded in AOCI at September 30, 2007 was $163, net of tax expense of $100. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $6,385, net of tax expense of $3,913. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $1,671, net of tax expense of $940. At September 30, 2007, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2,013, net of tax.

The Company’s interest rate swap derivative financial instruments are summarized as follows:

	2007		2006		2005
	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$175,000	0.03 years	$100,000	0.58 years	$70,000	0.03 years
Interest rate swaps-fixed	$70,760	0.07 years	$251,200	1.00 years	$100,000	0.13 years
Interest rate swaps-fixed	$261,812	1.07 years	$279,400	2.00 years	$175,000	2.03 years
Interest rate swaps-fixed	$170,000	1.11 years	$170,000	2.08 years	$100,000	3.04 years
Interest rate swaps-fixed	$225,000	2.52 years

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During Fiscal 2007, 2006 and 2005, $319, $51 and $0, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to Net sales. During Fiscal 2007, 2006 and 2005, $2,944 and $334 of pretax derivative losses and $445 of pretax derivate gains, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Consolidated Balance Sheet. During Fiscal 2007, 2006 and 2005, $1,295 and $258 of pretax derivative losses and $149 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for 2007, 2006 and 2005 was $0. At September 30, 2007 and 2006 and 2005, respectively, the Company had $157,520 and $97,932 and $0 of such foreign exchange derivative contracts outstanding. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $6,010, net of tax benefit of $3,318. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $647, net of tax expense of $326. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $0. At September 30, 2007, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $4,907, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Consolidated Balance Sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During Fiscal 2007, 2006 and 2005, $16,485 of pretax derivative losses and $2,128 of pretax derivative gains and $1,331 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At September 30, 2007 and 2006 and 2005, $125,771 and $129,663 and $0, respectively, of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During Fiscal 2007, 2006 and 2005, $14,012 and $2,290 and $4,215, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during Fiscal 2007, 2006 and 2005, $583 and $24 of pretax derivative losses and $162 of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At September 30, 2007 the Company had a series of such swap contracts outstanding through September 2009 with a contract value of $64,043. At September 30, 2006 $43,614 of such commodity contracts were outstanding. At September 30, 2005 $5,591 of such commodity contracts were outstanding. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $1,107, net of tax benefit of $529. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $3,495, net of tax expense of $1,852. The derivative net gain on these contracts recorded in AOCI at September 30, 2005 was $299, net of tax expense of $179. At September 30, 2007, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $874, net of tax.

(s) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted market prices.

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for $2,873 of Senior Subordinated Notes due September 30, 2013 with interest payable semiannually at 8.5%, $347,012 of Senior Subordinated Notes due October 2, 2013 with interest payable semiannually at 11.25% and $700,000 of Senior Subordinated Notes due February 1, 2015 with interest payable semiannually at 7.375%. The total fair value of these Notes at September 30, 2007 was approximately $845,733. (See also Note 2(r), Significant Accounting Policies—Derivative Financial Instruments, and Note 7, Debt).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30,
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(2,460,354)	$(2,256,202)	$(2,277,171)	$(2,121,454)
Interest rate swap agreements	1,986	1,986	11,584	11,584
Commodity swap and option agreements	(1,636)	(1,636)	5,347	5,347
Foreign exchange forward agreements	(8,974)	(8,974)	963	963

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

(u) Reclassifications

In Fiscal 2007, the Company began managing its business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) the Home and Garden Business, which is reflected as discontinued operations. The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

Effective October 1, 2006, the Company reflected the operations of its Home and Garden Business as discontinued operations. In addition, as of October 1, 2005, the Company began reporting the results of operations of its fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro (“Nu-Gro Pro and Tech”) as discontinued operations. The presentation of continuing operations has been reclassified to exclude the Home and Garden Business and Nu-Gro Pro and Tech.

On October 1, 2005 the Company adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”) requiring the Company to recognize expense related to the fair value of its employee stock option awards. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on October 1, 2005, the Company changed its cash flow presentation in accordance with SFAS 123(R) and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP FAS 123(R)-3”) which require the cash flows resulting from the tax benefits for these options to be classified as financing cash flows. The Company has reclassified the benefit of deductions resulting from the exercise of stock options from operating cash flows to financing cash flows to conform to this presentation.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

(v) Comprehensive Income

Comprehensive income includes foreign currency translation of assets and liabilities of foreign subsidiaries, effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as a hedge of net foreign investments, derivative financial instruments designated as cash flow hedges and additional minimum pension liabilities associated with the Company’s pension. Except for the currency translation impact of the Company’s intercompany debt of a long-term nature, the Company does not provide income taxes on currency translation adjustments, as earnings from international subsidiaries are considered to be indefinitely reinvested.

Amounts recorded in AOCI on the Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income for the years ended September 30, 2007, 2006 and 2005 are net of the following tax expense (benefit) amounts:

	Pension Adjustment	Cash Flow Hedges	Adjustment to Adopt SFAS 158	Translation Adjustment	Total
2007	$(1,307)	$(3,747)	$431	$1,217	$(3,406)
2006	2,791	6,091	—	266	9,148
2005	(5,968)	1,119	—	(559)	(5,408)

(w) Stock Compensation

In connection with the adoption of SFAS 123(R) the Company is required to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during Fiscal 2007 and 2006 was $21,329 and $13,168 or $14,290 and $10,650, net of taxes, respectively. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the Consolidated Statements of Operations, of which $7,788 or $5,218, net of taxes, was included in Restructuring and related charges during Fiscal 2007 for the accelerated vesting of certain awards. The Company expects that total stock compensation expense for 2008 will be approximately $6,887 before the effect of income taxes. As of September 30, 2007, there was $15,286 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Stock options previously awarded generally vest under a combination of time-based and performance-based vesting criteria. Under the time-based vesting, the stock options become exercisable primarily in equal increments over a three year period, while under the performance-based vesting such options become exercisable over the same time period or one day prior to the end of the exercise period, if certain performance criteria are not met. The period during which such options, if vested, may be exercised generally extends ten years from the date of grant.

Restricted stock shares granted in Fiscal 2007 generally have vesting periods which can range from one to five years. Approximately 89% of the shares granted are purely performance based and vest only upon the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components. The remaining shares granted in Fiscal 2007 are time based, which vest either 100% after three years or on a pro rata basis over three years.

Restricted stock shares granted through Fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a three or four year vesting period and approximately 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of Earnings Per Share (“EPS”), segment Earnings Before Interest and Taxes (“EBIT”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of September 30, 2007, 3,369 restricted shares had been granted and 1,709 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of September 30, 2007 there were options with respect to 1,301 shares of common stock and 556 restricted shares outstanding under the 1997 Plan, and options with respect to 209 shares of common stock outstanding under the 1996 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of September 30, 2007 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2006	2,046	$25.91	$53,021
Granted	1,689	7.55	12,750
Vested	(1,271)	19.39	(24,642)
Forfeited	(199)	29.65	(5,887)

Restricted stock at September 30, 2007	2,265	$15.56	$35,242

Prior to October 1, 2005, the Company accounted for its stock option plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS No. 123, “Accounting for Stock-

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Based Compensation” (“SFAS 123”). No stock option-based employee compensation cost was recognized in the income statement prior to that date, as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective transition method. Under that transition method, compensation cost recognized in Fiscal 2007 and 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. As a result of adopting SFAS 123(R) on October 1, 2005, the Company’s income from continuing operations before income taxes and net income during Fiscal 2007 was $115 and $71 lower, respectively, and for Fiscal 2006 was $729 and $488 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Beginning on October 1, 2005, the Company changed its cash flow presentation in accordance with SFAS 123(R) and FSP FAS 123(R)-3 which require the cash flows resulting from the tax benefits for these options to be classified as financing cash flows. The Company also elected to calculate its initial pool of excess tax benefits under the alternative transition method described in FSP FAS 123(R)-3.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123(R) during 2005 to options granted under the Company’s stock option plans. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over a three year vesting period and forfeitures are recognized as they occur. The Company’s pro forma information follows for 2005:

2005
Net income, as reported	$46,832
Add: Stock-based compensation expense included in reported net income, net of tax	5,801
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(7,562)

Pro forma net income	$45,071

Basic earnings per share as reported	$1.07
Basic earnings per share pro forma	$1.03
Diluted earnings per share as reported	$1.03
Diluted earnings per share pro forma	$0.99

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the stock option transactions:

	2007		2006		2005
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	1,911	$14.65	1,988	$14.64	3,300	$14.56
Granted	—	—	—	—	—	—
Exercised	(149)	4.39	(28)	13.08	(1,276)	14.44
Forfeited	(252)	13.68	(49)	15.46	(36)	14.03

Outstanding, end of period	1,510	$15.82	1,911	$14.65	1,988	$14.64

Options exercisable, end of period	1,384	$15.98	1,659	$14.74	1,467	$14.97

The following table summarizes information about options outstanding and options outstanding and exercisable as of September 30, 2007:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	1,041	4.61 years	$13.48	925	$13.53
$16.19 – $21.50	202	0.86	18.75	199	18.73
$21.63 – $28.70	267	1.74	22.72	260	22.57

	1,510	3.60	$15.82	1,384	$15.98

(x) Restructuring and Related Charges

The costs of plans to (i) exit an activity of an acquired company, (ii) involuntarily terminate employees of an acquired company, or (iii) relocate employees of an acquired company are measured and recorded in accordance with the provisions of EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). Under EITF 95-3, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to activities or employees of the acquired company that do not meet the conditions prescribed in EITF 95-3 are treated as restructuring and related charges and expensed as incurred.

Restructuring charges are recognized and measured according to the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). Under SFAS 146, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 16, Restructuring and Related Charges, for a more complete discussion of restructuring initiatives and related costs).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(y) Adoption of New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation),” to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The EITF concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes are reported on a gross basis, and are significant, an entity should disclose the amounts of those taxes subject to EITF 06-3. The guidance is effective for interim and annual reporting periods beginning after December 15, 2006. The Company currently records its sales net of any value added or sales tax accordingly; the adoption of EITF 06-3 will not have a material impact on its financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition, whereby the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. The second step is measurement whereby a tax position that meets the more-likely-than-not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that fiscal year. The Company does not expect the adoption of FIN 48 to have a material effect on its financial condition, results of operation and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB did, however, provide a one year deferral for the implementation of SFAS 157 for other non-financial assets. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition, results of operations and cash flows.

(3) Inventories

Inventories consist of the following:

	September 30,
	2007	2006
Raw materials	$76,082	$121,793
Work-in-process	28,821	36,205
Finished goods	212,566	302,674

	$317,469	$460,672

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2007	2006
Land, buildings and improvements	$105,660	$102,147
Machinery, equipment and other	379,660	423,862
Construction in progress	8,382	24,046

	493,702	550,055
Less accumulated depreciation	243,900	238,216

	$249,802	$311,839

(5) Assets Held for Sale

At September 30, 2007, assets totaling $572,859 were included in Assets held for sale in the Consolidated Balance Sheets. At September 30, 2007, the Company had $564,188 and $47,688 related to certain assets and liabilities, respectively, of the Company’s Home and Garden Business included in Assets held for sale and Liabilities held for sale, respectively, in its Consolidated Balance Sheets. (See also Note 11, Discontinued Operations, for additional information relating to discontinued operations). All relevant criteria of SFAS 144 allowing for the classification of assets held for sale have been met for the assets and liabilities of the Home and Garden Business. The following table details the components of the assets and liabilities held for sale related to the Company’s Home and Garden Business at September 30, 2007:

Amount
Receivables, net of allowance for doubtful accounts	$50,596
Inventories	92,721
Other current assets	6,932
Property, plant and equipment, net	36,538
Goodwill	161,078
Intangible assets, net	212,747
Other assets	3,576

Total assets held for sale	564,188
Accounts payable	32,705
Other current liabilities	14,983

Total liabilities held for sale	47,688

Total Home and Garden Business net assets held for sale	$516,500

In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Company recorded a non-cash pretax charge of $168,520 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Home and Garden Business in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values, taking into account current market conditions, provided by independent third party advisors. If and when a sale is consummated the actual fair value at that time may vary from the estimated fair value as reflected herein.

On September 27, 2007 we signed a definitive agreement to sell the Canadian division of the Home and Garden Business, which operates under the name Nu-Gro, to a new company formed by RoyCap Merchant

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Banking Group and Clarke Inc. The transaction closed on November 1, 2007. (See also Note 18, Subsequent Events for additional information regarding this divestiture).

The remaining balance in Assets held for sale in the Consolidated Balance Sheets as of September 30, 2007 and 2006 consist primarily of a distribution facility in the Dominican Republic and a manufacturing facility in France. During 2006, an $8,876 gain on sale of assets is included in the Consolidated Statements of Cash Flows. This gain includes an $8,260 gain on the sale of a Bridgeport, CT facility, previously included in Assets held for sale.

(6) Intangible Assets

Intangible assets consist of the following:

	Global Batteries & Personal Care	Home & Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2005	$416,889	$912,404	$99,724	$1,429,017
Goodwill recognized during period	7,614	5,798	14,880	28,292
Purchase price allocation during period	17,943	(618,592)	600,649	—
Impairment charge	(117,489)	—	(235,389)	(352,878)
Effect of translation	5,508	(2,280)	22,525	25,753

Balance as of September 30, 2006	$330,465	$297,330	$502,389	$1,130,184
Asset held for sale	—	(161,078)	—	(161,078)
Purchase price allocation during period	5,000	—	—	5,000
Impairment charge	(214,039)	(138,135)	—	(352,174)
Effect of translation	13,473	1,883	27,361	42,717

Balance as of September 30, 2007	$134,899	$—	$529,750	$664,649

Intangible Assets:
Trade Names Not Subject to Amortization
Balance as of September 30, 2005, net	$428,532	$146,100	$332,696	$907,328
Additions	—	—	—	—
Purchase price allocation during period	—	—	—	—
Impairment charge	(44,700)	—	(35,400)	(80,100)
Effect of translation	9,278	534	(96)	9,716

Balance as of September 30, 2006, net	$393,110	$146,634	$297,200	$836,944
Additions	—	—	37	37
Asset held for sale	—	(138,427)	—	(138,427)
Purchase price allocation during period	(8,236)	—	—	(8,236)
Impairment charge	(23,400)	(9,136)	(1,000)	(33,536)
Effect of translation	21,315	929	14,400	36,644

Balance as of September 30, 2007, net	$382,789	$—	$310,637	$693,426

Intangible Assets Subject to Amortization
Balance as of September 30, 2005, net	12,603	87,804	143,471	243,878
Additions	—	(227)	292	65
Amortization during period	(927)	(9,589)	(12,957)	(23,473)
Effect of translation	628	180	92	900

Balance as of September 30, 2006, net	$12,304	$78,168	$130,898	$221,370
Additions	—	—	582	582
Assets held for sale	—	(74,320)	—	(74,320)
Amortization during period	(997)	—	(12,849)	(13,846)
Impairment charge	—	(4,249)	—	(4,249)
Effect of translation	1,259	401	4,674	6,334

Balance as of September 30, 2007, net	$12,566	$—	$123,305	$135,871

Pension Intangible Assets
Balance as of September 30, 2006	$2,773	$—	$—	$2,773
Balance as of September 30, 2007	$—	$—	$—	$—

Total Intangible Assets, net	$395,355	$—	$433,942	$829,297

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company completed the acquisitions of United, Tetra and Jungle during 2005. The purchase price allocations for United, Tetra and Jungle have been finalized. (See also Note 17, Acquisitions, for additional information on the United, Tetra and Jungle acquisitions).

The carrying value of technology assets was $35,635, net of accumulated amortization of $10,726 at September 30, 2007 and $37,305, net of accumulated amortization of $7,126 at September 30, 2006. The trade names subject to amortization relate to the United acquisition. The carrying value of these trade names was $4,851, net of accumulated amortization of $5,846 at September 30, 2007 and $5,359 net of accumulated amortization of $5,338 at September 30, 2006. Remaining intangible assets subject to amortization include customer relationship intangibles. Of the intangible assets acquired in the United and Jungle acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

The additional goodwill recognized in the Global Batteries & Personal Care segment during Fiscal 2007 and 2006 principally related to incremental earn-out payments associated with the May 2004 acquisition of Microlite in Brazil and deferred tax liability adjustments in Europe. (See Note 14, Commitments and Contingencies, for additional information regarding the earn-out payments associated with the Microlite acquisition). The additional goodwill recognized in the Global Pet Supplies segment during Fiscal 2006 principally related to the finalization of accruals for shutdown reserve costs at certain facilities, acquired as part of the United acquisition, offset by deferred tax liability adjustments.

The purchase price allocation decrease to Global Batteries & Personal Care trade names not subject to amortization during Fiscal 2007 relates to the reversal of a portion of a deferred tax valuation allowance established in connection with the acquisition of Microlite in May, 2004. In accordance with SFAS No. 109, “Accounting for Income Taxes,” intangible assets were reduced as all prior goodwill related to the Microlite acquisition had been previously written off.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2007 and 2006, the Company, with the assistance of independent third party valuation specialists, conducted its impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses the Company recorded a non-cash pretax impairment charge of approximately $238,439 and $432,978 in Fiscal 2007 and Fiscal 2006, respectively. Of the Fiscal 2007 impairment, approximately $214,039 of the charge related to impaired goodwill related to continuing operations and $24,400 related to impaired trade name intangible assets related to continuing operations. Of the Fiscal 2006 impairment, approximately $352,878 of the charge related to impaired goodwill related to continuing operations and approximately $80,100 related to impaired trade name intangible assets related to continuing operations. (See also Note 2(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charges).

As previously disclosed, the Company has designated the Home and Garden Business as discontinued operations. In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Company recorded a non-cash pretax charge of approximately $168,520 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Home and Garden Business in order to reflect the estimated fair value of this business. Approximately $138,135 of this charge related to impaired goodwill, approximately $9,136 related to impaired trade name intangible assets, and approximately $4,249 related to impaired customer relationship intangibles. (See also Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, for additional information relating to assets held for sale and discontinued operations).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The amortization expense related to intangibles subject to amortization for Fiscal 2007, 2006 and 2005 is as follows:

	2007	2006(A)	2005(A)
Proprietary technology amortization	$3,601	$3,600	$2,449
Customer list amortization	9,737	16,421	9,693
Trade names amortization	508	3,452	1,886

	$13,846	$23,473	$14,028

(A)	Fiscal 2006 and 2005 include amortization associated with the Home and Garden Business of $9,654 and $6,364, respectively.

The Company estimates annual amortization expense for the next five fiscal years will approximate $13,000 per year.

(7) Debt

Debt consists of the following:

	September 30, 2007		September 30, 2006
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 2, 2013	347,012	11.3%	—	—
Term Loan B, U.S. Dollar, expiring March 30, 2013	997,500	9.6%	—	—
Term Loan B II, U.S. Dollar, expiring March 30, 2013	—	—	—	—
Term Loan, Euro, expiring March 30, 2013	369,855	8.8%	—	—
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	350,000	8.5%
Revolving Credit Facility, expiring September 28, 2011	—	—	—	—
Term Loan, U.S. Dollar, expiring February 6, 2012	—	—	604,827	8.6%
Term Loan, Canadian Dollar, expiring February 6, 2012	—	—	72,488	7.4%
Term Loan, Euro, expiring February 6, 2012	—	—	134,721	6.3%
Term Loan, Euro Tranche B, expiring February 6, 2012	—	—	332,315	6.2%
Revolving Credit Facility, expiring February 6, 2011	—	—	26,200	10.3%
Other notes and obligations	28,719	5.6%	42,698	5.7%
Capitalized lease obligations	14,395	5.0%	13,922	5.0%

	2,460,354		2,277,171
Less current maturities	43,438		42,713

Long-term debt	$2,416,916		$2,234,458

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Senior Credit Facilities

During Fiscal 2007, the Company refinanced its outstanding senior credit facilities with new senior credit facilities pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000,000 U.S. Dollar Term B Loan, a $200,000 U.S. Dollar Term B II Loan (the “U.S. Dollar Term B II Loan”), a €262,000 Term Loan (collectively referred to as the “Term Loan Facilities”), and a $50,000 synthetic letter of credit facility. The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under the Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, pay fees and expenses in connection with the refinancing and the Exchange Offer, described below, and for general corporate purposes.

On September 28, 2007, pursuant to the terms of the Senior Credit Agreement, the Company entered into a $225,000 U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility” and together with the credit facilities pursuant to the Senior Credit Agreement, the “Senior Credit Facilities”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan under the new senior credit facilities, which was simultaneously prepaid using cash from operations coupled with a portion of the cash on hand resulting from the refinancing in Fiscal 2007. References to “Senior Credit Facilities” in this Annual Report on Form 10-K, refer to the new senior credit facilities discussed above as modified by the replacement of the U.S. Dollar Term B II Loan with the ABL Facility. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement, as of September 30, 2007 the Company has aggregate borrowing availability of approximately $171,005 under the ABL Facility. The Company may increase the existing $225,000 U.S. Dollar ABL Facility up to $300,000 at its option upon request to its lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement.

As of September 30, 2007, the Senior Credit Facilities aggregated to a U.S. Dollar equivalent of $1,642,355 and consisted of a $997,500 U.S. Dollar Term B Loan, a €261,345 Term Loan (USD $369,855 at September 30, 2007), a $225,000 U.S. Dollar ABL Revolver and a $50,000 synthetic letter of credit facility.

As of September 30, 2007, the Company had not made any borrowings under the ABL Credit Facility. Approximately $46,967 of letters of credit were outstanding under the synthetic letter of credit facility at September 30, 2007.

The aggregate scheduled maturities of debt as of September 30, 2007 are as follows:

2008	$43,438
2009	14,800
2010	14,382
2011	14,332
2012	14,301
Thereafter	2,359,101

$2,460,354

Aggregate capitalized lease obligations included in the amounts above are payable in installments of $1,135 in 2008, $968 in 2009, $674 in 2010, $624 in 2011, $593 in 2012 and $10,401 thereafter.

Approximately $38,781 of fees and expenses incurred in association with the Senior Credit Facilities have been capitalized and will be amortized over the term of the facilities. In addition, in connection with the March 30, 2007 refinancing, approximately $15,651 of debt issuance costs associated with the previously outstanding senior credit facilities were written off and are included in Interest expense in the Consolidated

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Statements of Operations for the fiscal year ended September 30, 2007. Approximately $11,649 of prepayment premiums in connection with repayment of the previously outstanding senior credit facilities were included in interest expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2007. In addition, approximately $1,285 of fees and expenses were incurred in connection with the fourth amendment to the Company’s senior credit facilities outstanding prior to the refinancing undertaken in Fiscal 2007. As a result of the refinancing in Fiscal 2007, these fees and expenses were included in interest expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2007.

The Term Loan Facilities are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued interest, due on March 30, 2013. Beginning with the fiscal year ended September 30, 2007, the Senior Credit Agreement provides for annual mandatory prepayments, over and above the normal amortization as a result of excess cash flow, as defined in the Senior Credit Agreement. The Senior Credit Agreement also provides for other mandatory prepayments, subject to certain exceptions and reinvestment provisions, of net proceeds as a result of certain events, including, the issuance of debt, sales of certain assets above a specified threshold, receipt of proceeds from certain casualty events and the issuance of equity interests by the Company or any of its subsidiaries.

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

The ABL Credit Facility includes a $60,000 U.S. Dollar Letter of Credit sub-facility and a $30,000 U.S. Dollar swingline loan sub-facility within the $225,000 overall facility amount. The ABL Facility is subject to repayment with the final payment of all amounts outstanding, plus accrued interest, due on September 28, 2011. The ABL Facility provides for mandatory prepayments of net proceeds to the extent the borrowing base is reduced or in connection with sales of business assets.

The ABL Credit Agreement is secured by certain of the Company’s liquid assets, including, among other things, deposit accounts and substantially all of the Company’s domestic trade receivables and inventory and contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets.

As of September 30, 2007, the Company was in compliance with all covenants associated with the Senior Credit Facilities.

Senior Subordinated Notes

Beginning on March 16, 2007, the Company conducted an offer to exchange the entire $350,000 of outstanding principal amount of its 8 1/2% Senior Subordinated Notes due 2013 (the “Existing Notes”) for the same aggregate principal amount of Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”) pursuant to the terms of an exchange offer (the “Exchange Offer”). The terms of the Exchange Offer further provided that holders of Existing Notes who tendered their Existing Notes for exchange following the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

expiration of a consent solicitation period, which ended on March 29, 2007, would receive a reduced principal amount of New Notes in exchange for tendered Existing Notes. As of the expiration of the Exchange Offer on April 13, 2007, holders of Existing Notes had tendered $347,127 of Existing Notes, which were accepted by the Company, and exchanged, pursuant to the terms of the Exchange Offer, for $347,012 of New Notes. As a result of the terms of the Exchange Offer, the Company recorded a gain from early extinguishment of debt of $75 net of tax expense of $40 for the fiscal year ended September 30, 2007. At September 30, 2007, $2,873 principal amount of Existing Notes remain outstanding.

In connection with the Exchange Offer, on March 30, 2007 the Company and certain of its domestic subsidiaries, as guarantors, entered into an indenture (the “Indenture”) with Wells Fargo Bank, N.A., as trustee (the “Trustee”), governing the New Notes.

Approximately $3,903 of fees and expenses incurred in association with the Exchange Offer have been capitalized and will be amortized over the term of the New Notes. In addition, in connection with the Exchange Offer approximately $8,925 of debt issuance costs associated with the Existing Notes were written off and included in Interest expense in the Consolidated Statements of Operations for the fiscal year ended September 30, 2007.

Subject to certain conditions, the Company has the option to pay interest on the New Notes entirely in cash or by increasing the principal amount of the New Notes. The New Notes are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of September 30, 2007, the New Notes bore interest at 11.25%. Interest will be payable semi-annually in arrears on October 2 and April 2. The Company made the first interest payment in cash on October 2, 2007. At such time as the Fixed Charge Coverage Ratio test under the Indenture governing the New Notes is above 2:1, the Company is required to pay interest of 1% over the scheduled rates referred to above. The Company will make each interest payment to the holders of record of the New Notes as of the immediately preceding March 15 and September 15, respectively. The New Notes are general unsecured obligations of the Company. The New Notes are subordinated in right of payment to all existing and future senior debt by the Company, including our indebtedness pursuant to the Senior Credit Facilities. The New Notes are equal in right of payment with all existing and any future senior subordinated indebtedness of the Company’s, including, without limitation, its 7 3/8% Senior Subordinated Notes due 2015 and the Existing Notes which remain outstanding following the closing of the Exchange Offer, and are senior in right of payment to any future subordinated indebtedness of the Company’s.

The terms of the New Notes are governed by the Indenture. The Indenture contains customary covenants that limit the Company’s ability to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase its equity interests, make certain investments, expand into unrelated businesses, create liens on assets, merge or consolidate with another company, transfer or sell all or substantially all of its assets, and enter into transactions with affiliates. Upon the occurrence of a “change of control,” as defined in the Indenture, the Company is required to make an offer to repurchase the outstanding New Notes for a specified redemption price, beginning at 110% of the principal amount being repurchased and declining to 100% on October 1, 2010, in each case plus accrued and unpaid interest on such principal.

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

The Company was in compliance with all covenants associated with its $347,012 principal amount of New Notes, its $2,873 principal amount of Existing Notes that remain outstanding and the $700,000 principal amount of 7 3/8% Senior Subordinated Notes due 2015 (collectively referred to as the “Senior Subordinated Notes”), with the exception of the Fixed Charge Coverage Ratio test relating to the indebtedness under the Senior Subordinated Notes, that were in effect as of and during the fiscal year ended September 30, 2007. Due to significant restructuring charges and reduced business performance, the Company has not met the minimum requirement of 2:1 for the Fixed Charge Coverage Ratio test under the indentures governing its Senior Subordinated Notes. Until the Company satisfies such test, it is limited in its ability to make significant acquisitions or incur significant additional senior debt beyond its Senior Credit Facilities. The Company does not expect its inability to meet the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

(8) Shareholders’ Equity

The Company granted approximately 1,689 shares of restricted stock during 2007. Of these grants, approximately 194 shares are time-based and vest either 100% after three years or on a pro rata basis over a three-year period and 1,495 shares are purely performance-based and vest only upon achievement of certain performance goals. The total market value of the restricted shares on the date of grant was approximately $12,750. Unearned compensation is being amortized to expense over the appropriate vesting period.

The Company granted approximately 965 shares of restricted stock during 2006. Of these grants, approximately 415 shares are time-based and vest on a pro rata basis over either a three or four-year period and 390 shares are performance-based and vest upon achievement of certain performance goals. If the performance targets are not met, the performance component of a restricted stock award will automatically vest one year after the originally scheduled vesting date, effectively making the award time-based. The remaining 160 shares vest at specific dates throughout 2008 and 2009. The total market value of the restricted shares on the date of grant was approximately $18,875. Unearned compensation is being amortized to expense over the appropriate vesting period.

The Company granted approximately 1,242 shares of restricted stock during 2005. Of these grants, approximately 538 shares will vest over a three-year period, with fifty percent of the shares vesting on a pro rata basis over the three-year period and the remaining fifty percent vesting based on the Company’s performance during the three-year period or one year after if performance criteria are not met. Approximately 317 shares granted will be 100% vested on February 7, 2008 if specified performance targets are met. If those performance targets are not met, the shares will vest on February 7, 2012. The remaining 387 shares vest at varying dates through 2009, including 293 that vest in 2008. The total market value of the restricted shares on the date of grant was approximately $41,924. Unearned compensation is being amortized to expense over the appropriate vesting period.

In addition, in 2005 the Company issued 13,750 shares of common stock from treasury as partial consideration for the United acquisition. (See also Note 17, Acquisitions, where the United acquisition is further discussed). The value of these shares was calculated at a share price of $31.94. The share price of $31.94 was based on a five-day average beginning on December 30, 2004.

(See also Note 2(w), Significant Accounting Policies—Stock Compensation, for additional information on grants and forfeitures of restricted shares during 2007, 2006 and 2005).

(9) Stock Option Plans

In 1996, the Company’s Board of Directors (“Board”) approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

aggregate, may be granted to select employees and directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. As of September 30, 2007, there were options with respect to 209 shares of common stock outstanding under the 1996 Plan. The 1996 Plan expired on September 12, 2006.

In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Under the 1997 Plan, the Company could grant to employees and non-employee directors stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of Common stock may be issued under the 1997 Plan. The 1997 Plan expired in August 31, 2007. As of September 30, 2007, there were options with respect to 1,301 shares of common stock and 556 restricted shares outstanding under the 1997 Plan.

In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Under the 2004 Plan, the Company may grant to employees and non-employee directors stock options, SARs, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan. At September 30, 2007, 3,369 restricted shares had been granted and 1,709 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan. The 2004 Plan expires on July 31, 2014.

See also Note 2(w), Significant Accounting Policies—Stock Compensation, and Note 8, Shareholders’ Equity, for information on grants and forfeitures of restricted shares during 2007, 2006 and 2005.

(10) Income Taxes

Income tax (benefit) expense was calculated based upon the following components of income from continuing operations before income tax:

	2007	2006	2005
Pretax (loss) income:
United States	$(394,104)	$(223,958)	$(26,071)
Outside the United States	37,712	(214,179)	71,205

Total pretax (loss) income	$(356,392)	$(438,137)	$45,134

The components of income tax expense (benefit) are as follows:

	2007	2006	2005
Current:
Federal	$(219)	$819	$—
Foreign	15,445	23,678	32,152
State	1,245	450	1,700

Total current	16,471	24,947	33,852
Deferred:
Federal	57,329	(43,890)	(11,982)
Foreign	(16,140)	3,690	(4,128)
State	(1,944)	(7,441)	(2,234)

Total deferred	39,245	(47,641)	(18,344)

Income tax expense (benefit)	$55,716	$(22,694)	$15,508

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non U.S. permanent items	(3.3)	(0.7)	3.0
Revaluation of Deferred Taxes	7.9	(0.3)	1.5
Foreign statutory rate vs. U.S. statutory rate	1.2	0.5	(1.4)
State income taxes, net of federal benefit	2.7	1.5	(1.8)
Net nondeductible (deductible) interest expense	1.8	1.5	(4.3)
SFAS 142 Impairment	(14.6)	(23.7)	—
Valuation allowance	(46.0)	(6.5)	2.3
Other	(0.4)	(2.1)	0.1

	(15.7)%	5.2%	34.4%

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	September 30,
	2007	2006
Current deferred tax assets:
Employee benefits	$2,774	$4,270
Restructuring	9,847	18,606
Inventories and receivables	16,870	17,503
Marketing and promotional accruals	3,776	3,192
Net operating loss and capital loss carry forwards	—	1,710
Other	14,689	9,455
Valuation allowance	(24,315)	(1,163)

Total current deferred tax assets	23,641	53,573

Current deferred tax liabilities:
Inventory	(1,433)	(1,839)
Other	0	(1,333)

Total current deferred tax liabilities	(1,433)	(3,172)

Net current deferred tax assets	$22,208	$50,401

Noncurrent deferred tax assets:
Employee benefits	$18,920	$21,533
Net operating loss and credit carry forwards	354,506	237,922
Other	41,363	31,482
Valuation allowance	(283,062)	(65,692)

Total noncurrent deferred tax assets	131,727	225,245

Noncurrent deferred tax liabilities:
Property, plant, and equipment	(30,080)	(20,809)
Unrealized (gains)/losses	(4,631)	(7,966)
Intangibles	(169,704)	(299,428)
Other	(96,400)	(53,620)

Total noncurrent deferred tax liabilities	(300,815)	(381,823)

Net noncurrent deferred tax liabilities	$(169,088)	$(156,578)

Net current and noncurrent deferred tax (liabilities) assets	$(146,880)	$(106,177)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Undistributed earnings of the Company’s foreign operations amounting to approximately $329,952 and $272,072 at September 30, 2007 and 2006, respectively, are intended to remain permanently invested. Accordingly, no U.S. income taxes have been provided on those earnings at September 30, 2007 and 2006. The tax liability that would result from the distribution of these earnings via a dividend distribution is not practicable to determine.

The Company, as of September 30, 2007 has U.S. federal and state net operating loss carryforwards of approximately $763,308 and $1,141,205, respectfully which will expire between 2008 and 2027. The Company has foreign net operating loss carryforwards of approximately $117,116 which will expire beginning in 2008. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2006 the Company has U.S. federal and state net operating loss carryforwards of approximately $463,644 and $851,621, respectfully. The Company has had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects the Company’s U.S. net operating losses to certain limitations. These limitations include an overall annual limitation and a limitation related to gains generated upon the divestiture of certain assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2007 and September 30, 2006, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $307,376 and $66,855, respectively. As of September 30, 2007 and September 30, 2006, approximately $235,181 and $20,413, respectively related to U.S. net deferred tax assets, and approximately $72,195 and $46,442, respectively related to foreign net deferred tax assets. The increase in the allowance during 2007 totaled approximately $240,521, of which approximately $214,768 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $25,753 related to an increase in the valuation allowance against foreign net deferred tax assets. Included in the total change in the valuation allowance related to foreign net deferred tax assets, approximately $4,600 was recorded as a reduction in other identified intangible assets. As of September 30, 2007, the remaining portion of the Brazil valuation allowance that, upon reversal, would reduce other identified intangible assets was approximately $16,200.

The Company is continuously undergoing examination by various taxing authorities. The IRS and other state and foreign taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” and SFAS 5, “Accounting for Contingencies,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. As of September 30, 2007 and 2006 the Company has recorded tax contingency reserves of approximately $8,786 and $10,927, respectively. The decrease of approximately $2,141 was primarily due to the closure of the IRS examination for the periods ended September 30, 2001 through September 30, 2004 in the fourth quarter of Fiscal 2007 and settlement of certain foreign examinations.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During 2007 and 2006, the Company, as a result of its testing, recorded non-cash pre tax impairment charges of $238,439 and $432,978, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was limited to a deferred tax benefit of $29,597 and $43,424 in Fiscal 2007 and 2006, respectively, as a result of a significant portion of the impaired assets not being deductible for tax purposes.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(11) Discontinued Operations

In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist in exploring possible strategic options including a potential sale of various assets in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of Fiscal 2007, the Company approved and initiated a plan to sell the assets related to its Home and Garden Business. (See also Note 5, Assets Held for Sale, where the specific assets and liabilities to be sold are further discussed.)

As a result, effective October 1, 2006, the Company reflected the operations of its Home and Garden Business as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended September 30, 2007, 2006 and 2005, respectively:

	2007	2006	2005
Net sales	$658,888	$657,011	$544,975

(Loss) income from discontinued operations before income taxes	$(190,752)	$(17,949)	$17,742
Provision for income tax (benefit) expense	(6,147)	(4,940)	6,005

(Loss) income from discontinued operations, net of tax	$(184,605)	$(13,009)	$11,737

SFAS 144 requires that long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. Accordingly, the Fiscal 2007 loss from discontinued operations before income taxes includes a non-cash pretax charge of $168,520 to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Home and Garden Business in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values, taking into account current market conditions, provided by independent third party advisors. If and when a sale is consummated the actual fair value at that time may vary from the estimated fair value as reflected herein. The Home and Garden Business (loss) income from discontinued operations before income taxes includes the allocation of interest expense, where such allocation is based on the amount of the Company’s debt that would be reduced as a result of any such sale. The income tax benefit of $6,147 in Fiscal 2007 includes a $54,154 non cash deferred income tax charge related to increasing the valuation allowance against US deferred tax assets related to the Home and Garden Business. In addition, an income tax benefit of $52,699, prior to consideration of the current year valuation allowance, was recorded related to the SFAS 144 impairment charge (See also Note 5, Assets Held for Sale, for additional information on this impairment charge).

On September 28, 2007 the Company signed a definitive agreement to sell the Canadian division of its Home and Garden Business, which operates under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. The transaction closed November 1, 2007. (See also Note 18, Subsequent Events, for additional information regarding this divestiture).

On January 25, 2006, the Company sold its fertilizer technology and Canadian professional fertilizer products businesses of Nu-Gro to Agrium Inc. Proceeds from the sale were used to reduce outstanding debt. Nu-Gro Pro and Tech Fiscal 2005 revenue approximated $80,000 from sales of high-end specialty controlled-release nitrogen fertilizer and other products to professional turf markets and specialty wholesale fertilizer customers. As part of the transaction, the Company signed strategic multi-year reciprocal supply agreements with Agrium. Proceeds from the sale totaled approximately $83,000 after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Effective October 1, 2005, the Company reflected the operations of Nu-Gro Pro and Tech as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented. The Company discontinued these operations as part of the United integration initiatives. (See also Note 16, Restructuring and Related Charges, for additional discussion of United integration initiatives). The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended September 30, 2006 and 2005, respectively:

	2006(A)	2005
Net sales	$16,314	$52,293

(Loss) income from discontinued operations before income taxes	$(6,388)	$8,407
Provision for income tax (benefit) expense	(868)	2,938

(Loss) income from discontinued operations (including loss on disposal of $3,901 in 2006), net of tax	$(5,520)	$5,469

(A)	Represents results for the discontinued operations for October 2005 through January 2006.

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

Other Benefits

Under the Rayovac postretirement plan the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period. During Fiscal 2007 the Company recognized a curtailment gain of approximately $2,417 associated with this plan as retirees now pay the full actuarial cost for health care benefits offered under this plan.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Under the Tetra U.S. postretirement plan the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually and contains other cost-sharing features such as deductibles, coinsurance and copayments. During Fiscal 2007 the Company terminated this plan which resulted in a gain of approximately $2,730.

For measurement purposes, the Rayovac and Tetra U.S. postretirement plans assumed annual rates of increase of 10.0% in the per capita costs of covered health care benefits for Fiscal 2006 and 2005. The projected annual rates of increase were assumed to decline incrementally in future years from 11.0% to 4.0% in Fiscal 2006 and 10.0% to 3.5% in Fiscal 2005.

Effective September 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). The recognition and disclosure provisions of this statement requires recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and to recognize changes in that funded status in AOCI in the year in which the adoption occurs. The Company measures plan assets and obligations of its domestic pension plans as of June 30 each year and September 30 each year for its foreign pension plans and its domestic other postretirement plans. The measurement date provisions of SFAS 158, which for the Company becomes effective Fiscal 2009, will require the Company to measure all of its defined benefit pension and postretirement plan assets and obligations as of September 30, its fiscal year end.

The adoption of SFAS 158 had no impact on the Company’s results of operations or its cash flows. SFAS 158 did have an incremental effect on individual line items in the Company’s Consolidated Balance Sheet as of September 30, 2007, as reflected in the following table. Had the Company not been required to adopt SFAS 158 at September, 30, 2007, an additional minimum liability would have been recognized pursuant to the provisions SFAS No. 87, “Employers’ Accounting for Pensions”. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158”.

	At September 30, 2007
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at Sept 30, 2007
Deferred Tax Asset-Long-term	$431	$(431)	$—
Intangible Assets	831,122	(1,824)	829,297
Other Assets	1,967,986	319	1,968,305
Total Employee Benefit Obligation	(58,306)	3,836	(54,469)
AOCI	(62,764)	(1,900)	(64,664)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred Compensation Benefits		Other Benefits
	2007	2006	2007	2006
Change in benefit obligation
Benefit obligation, beginning of year	$113,391	$116,140	$5,298	$5,823
Liabilities assumed with acquisitions	—	—	—	—
Service cost	3,197	4,686	223	614
Interest cost	6,294	5,215	163	299
Other events	—	(571)	—	—
Actuarial loss (gain)	(8,975)	(11,855)	157	(1,204)
Gain on curtailment	694	—	(5,147)	—
Participant contributions	119	115	—	—
Benefits paid	(4,414)	(4,410)	(236)	(234)
Foreign currency exchange rate changes	8,283	4,071	—	—

Benefit obligation, end of year	$118,589	$113,391	$458	$5,298

Change in plan assets
Fair value of plan assets, beginning of year	$63,133	$54,884	$—	$—
Assets acquired with acquisitions	—	—	—	—
Actual return on plan assets	5,864	3,974	—	—
Employer contributions	4,882	6,886	236	233
Employee contributions	119	115	—	1
Benefits paid	(4,414)	(4,410)	(236)	(234)
Assets transferred out	(216)	(156)	—	—
Plan expenses paid	(198)	(75)	—	—
Foreign currency exchange rate changes	4,252	1,915	—	—

Fair value of plan assets, end of year	$73,422	$63,133	$—	$—

Funded status before fourth quarter contributions	$(45,167)	$(50,258)	$(458)	$(5,298)
Fourth quarter contributions	4,352	—	—	—

Funded status after fourth quarter contributions	(40,815)	(50,258)	(458)	(5,298)
Unrecognized net transition obligation	—	—	—	161
Unrecognized prior service cost	—	2,773	—	—
Unrecognized net actuarial loss (gain)	—	15,999	—	(1,320)
Adjustment for minimum liability	—	(19,409)	—	—

Accrued benefit cost	$(40,815)	$(50,895)	$(458)	$(6,457)

Weighted-average assumptions:
Discount rate	4.50%-6.25%	4.55%-6.25%	6.25%	6.25%
Expected return on plan assets	4.5%-8.0%	4.0%-8.0%	N/A	N/A
Rate of compensation increase	0%-4.4%	0%-4.1%	N/A	N/A

The net underfunded status of $40,815 is recognized in the accompanying Consolidated Balance Sheet as $1,157 within Other Assets for our overfunded plans and $41,972 within Total Employee Benefit Obligations for our underfunded plans. Included in AOCI as of September 30, 2007 are the following amounts that have not yet been recognized as components of net periodic pension cost: unrecognized net losses of $6,580 and unrecognized net prior service costs of $1,799. The net loss, and net prior services costs in AOCI expected to be recognized during Fiscal 2008 are $275 and $249, respectively.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At September 30, 2007, the Company’s total pension and deferred compensation benefit obligation of $118,589 consisted of $38,069 associated with U.S. plans and $80,520 associated with international plans. The fair value of the Company’s assets of $73,422 consisted of $28,012 associated with U.S. plans and $45,410 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 6.3% and approximately 5.6% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 8.0% and approximately 5.4% for its international plans.

At September 30, 2006, the Company’s total pension and deferred compensation benefit obligation of $113,391 consisted of $37,223 associated with U.S. plans and $76,168 associated with international plans. The fair value of the Company’s assets of $63,133 consisted of $25,197 associated with U.S. plans and $37,936 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 6.3% and approximately 4.6% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 8.0% and approximately 5.5% for its international plans.

	Pension and Deferred Compensation Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Components of net periodic benefit cost
Service cost	$3,197	$4,686	$2,319	$223	$614	$293
Interest cost	6,294	5,215	4,695	163	299	186
Expected return on assets	(4,146)	(3,838)	(2,724)	—	—	—
Amortization of prior service cost	703	404	319	—	22	28
Amortization of transition obligation	—	34	—	—	—	—
(Gain) loss on curtailments	—	—	(92)	—	—	—
Recognized net actuarial loss (gain)	208	1,607	501	(58)	—	—

Net periodic benefit cost	$6,256	$8,108	$5,018	$328	$935	$507

The contributions to the domestic pension plans between July 1 and September 30 were $2,153 in 2007 and $839 in 2006. All of the Company’s plans individually have accrued benefit costs.

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds of the respective countries as well as current market conditions.

Below is a summary allocation of all pension plan assets along with expected long-term rates of return by asset category as of the measurement date.

	Weighted Average Allocation
	Target	Actual
Asset Category	2008	2007	2006
Equity Securities	25-60%	32%	27%
Fixed Income Securities	40%	15%	15%
Other	75-100%	53%	58%

Total	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.4%.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2007 review of such rates. The plan assets currently do not include holdings of Spectrum common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of all pension assets in the United Kingdom, Germany and the Netherlands.

The Company expects to make minimal contributions to its pension plans in 2008. The Company’s expected future pension benefit payments for Fiscal 2008 through Fiscal 2017 are as follows:

2008	$3,949
2009	3,845
2010	4,040
2011	4,279
2012	4,466
2013 to 2017	27,986

Prior to the adoption of SFAS 158 the Company recorded an additional minimum pension liability of $19,409 at September 30, 2006 to recognize the underfunded position of its benefit plans. An intangible asset of $2,773 at September 30, 2006 equal to the unrecognized prior service cost and net transition obligation of these plans had also been recorded. The excess of the additional minimum liability over the unrecognized prior service cost, net of tax, of $9,668 at September 30, 2006 was recorded as a component of AOCI.

The Company sponsors a supplemental executive retirement plan for eligible employees. Each October 1, the account of each participant is credited by an amount equal to 15% of the participant’s salary. In addition, each quarter each account is credited by an amount equal to 2% of the participant’s account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of the Company. During Fiscal 2007 the Company began funding this plan, however, prior to Fiscal 2007 the plan was unfunded. As of September 30, 2007 and 2006, the Company had recorded an obligation of $468 and $3,848, respectively, related to the plan.

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for 2007, 2006 and 2005 were $4,109, $5,900 and $4,193, respectively.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(13) Segment Information

In Fiscal 2007, the Company began managing its business in three operating segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) the Home and Garden Business. The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment.

Net sales and Cost of goods sold to other business segments have been eliminated. The gross contribution of intersegment sales is included in the segment selling the product to the external customer. Segment net sales are based upon the segment from which the product is shipped.

The operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of operating segments discussed above in Fiscal 2007 expenses associated with the Company’s global operations group, which consisted of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expenses, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for Fiscal 2006 and 2005 have been reclassified to conform to the changes described above. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for Fiscal 2007, 2006 and 2005 is as follows:

Net sales to external customers

	2007	2006	2005
Global Batteries & Personal Care	$1,431,475	$1,351,518	$1,476,536
Global Pet Supplies	563,047	543,223	285,643

Total segments	$1,994,522	$1,894,741	$1,762,179

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Depreciation and amortization

	2007	2006	2005
Global Batteries & Personal Care	$33,660	$34,462	$36,183
Global Pet Supplies	22,269	21,709	11,589

Total segments	55,929	56,171	47,772
Corporate	21,496	14,341	9,509

Total Depreciation and amortization	$77,425	$70,512	$57,281

Segment profit

	2007	2006	2005
Global Batteries & Personal Care(A)	$143,850	$117,409	$176,376
Global Pet Supplies(A)(B)	71,038	72,471	22,613

Total segments	214,888	189,880	198,989
Corporate expenses(A)	46,902	41,315	28,142
Restructuring and related charges	91,040	34,670	16,739
Goodwill and intangibles impairment	238,439	432,978	—
Interest expense(C)	195,230	122,988	107,624
Other income, net	(331)	(3,934)	1,350

(Loss) income from continuing operations before income taxes	$(356,392)	$(438,137)	$45,134

(A)	In connection with the realignment of operating segments in Fiscal 2007, certain expenses previously reflected in corporate expenses are now included in the determination of operating segment profit. Segment reporting results for Fiscal 2006 and 2005 have been reclassified to conform to this change. Accordingly, previously reported Global Batteries & Personal Care segment profit for Fiscal 2006 and 2005 has been decreased by approximately $46,914 and $50,404, respectively, and previously reported Global Pet Supplies segment profit for Fiscal 2006 and 2005 has been decreased by approximately $11,140 and $6,097, respectively. As a result of these reclassifications, previously reported Corporate expenses for Fiscal 2006 and 2005 has been reduced by approximately $58,054 and $56,501, respectively.
(B)	Fiscal 2006 and 2005 include a non-cash charge to Cost of goods sold of $204 and $14,398, respectively, related to the fair value adjustment that was applied to acquired inventory.
(C)

Fiscal 2007 includes $24,576 in debt issuance costs and $11,649 in prepayment penalties in connection with the refinancing of the Company’s previously existing senior credit facilities and the exchange of the Company’s 8  1/2% Senior Subordinated Notes due 2013 for Variable Rate Toggle Senior Subordinated Notes due 2013 pursuant to the terms of an exchange offer, both of which occurred on March 30, 2007. Fiscal 2005 includes $12,033 in debt issuance costs written off in connection with the debt refinancing that occurred at the time of the United Acquisition.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Segment total assets

	September 30,
	2007	2006
Global Batteries & Personal Care	$1,328,802	$1,549,197
Global Pet Supplies	1,202,263	1,170,841
Home & Garden	564,188	745,363

Total segments	3,095,253	3,465,401
Corporate	116,133	83,919

Total assets at year end	$3,211,386	$3,549,320

Segment long-lived assets

	September 30,
	2007	2006
Global Batteries & Personal Care	$685,326	$955,004
Global Pet Supplies	1,033,133	1,000,897
Home & Garden	—	566,212

Total segments	1,718,459	2,522,113
Corporate	107,359	67,392

Long-lived assets at year end	$1,825,818	$2,589,505

Capital expenditures for segment

	2007	2006	2005
Global Batteries & Personal Care	$13,137	$41,764	$48,497
Global Pet Supplies	8,964	13,181	8,245

Total segments	$22,101	$54,945	$56,742

Geographic Disclosures—Net sales to external customers

	2007	2006	2005
United States	$806,316	$910,607	$800,050
Outside the United States	1,188,206	984,134	962,129

Total net sales to external customers	$1,994,522	$1,894,741	$1,762,179

Geographic Disclosures—Long-lived assets

	September 30,
	2007	2006
United States	$864,600	$1,938,330
Outside the United States	961,218	651,175

Long-lived assets at year end	$1,825,818	$2,589,505

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(14) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,762, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2007, these amounts totaled approximately $32,747 and are included in Other long-term liabilities in the Consolidated Balance Sheets.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Such litigation includes legal proceedings with Philips in Europe and Latin America with respect to trademark or other intellectual property rights. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

The Company is involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda., Interelectrica Administração e Participações Ltda., and VARTA AG, the former owners of the Company’s subsidiary Microlite S.A., with respect to a number of matters arising out of the Company’s acquisition of Microlite, including the Company’s right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and the Company’s obligation to pay additional amounts to Tabriza arising out of its earn-out rights under the acquisition agreement. The Company acquired Microlite in Fiscal 2004. The arbitration on this matter is scheduled to be heard in February 2008. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending the February 2008 hearing and the decision thereafter by the arbitration panel. Among the matters decided at the summary judgment stage, the arbitration panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from the Company interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from the Company an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. The Company currently estimates that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which has been reflected as additional acquisition consideration, will be at least $5,000. Such additional amount due Tabriza is included in Accrued liabilities: Other in the Consolidated Balance Sheets as of September 30, 2007. Determination of the total net amount owed by or payable to the Company arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision following the February 2008 hearing.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2008	$22,085
2009	20,275
2010	17,199
2011	15,360
2012	14,497
Thereafter	53,498

Total minimum lease payments	$142,914

All of the leases expire during the years 2008 through 2020. Total rental expenses were $19,004, $19,431, and $11,656 for 2007, 2006 and 2005, respectively.

(15) Related Party Transactions

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

Mr. Jones, the Company’s former Chairman of the Board and Chief Executive Officer, and trusts for his family members, collectively owned approximately 203 shares of United common stock as of immediately prior to the Merger, which shares were converted into an aggregate of approximately 36 shares of Company Common Stock pursuant to the Merger. Mr. Jones was a member of the Board of Directors of United from January 20, 1999 to December 31, 2003 and provided consulting services to United under an agreement that was terminated on September 28, 2004. A member of the Company’s Board of Directors is an investor in Thomas H. Lee Equity Fund IV, L.P., a large shareholder of United immediately prior to the Merger, and, as a result of the Merger, currently is a large shareholder of the Company.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

On February 7, 2005, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain former stockholders of United, including certain affiliates of Thomas H. Lee Partners, L.P. and an affiliate of Banc of America Securities LLC, pursuant to which the Company agreed to prepare and file with the SEC, not later than nine months following the consummation of the acquisition of United on February 7, 2005, a registration statement to permit the public offering and resale under the Securities Act of 1933 on a continuous basis of shares of Common Stock issued in connection with its acquisition of United (the “Shelf Registration Statement”). As of December 4, 2007, the Company has not so registered these shares. Pursuant to the Registration Rights Agreement, the Company also granted to the former stockholders of United certain rights to require the Company, on not more than three occasions, to amend the Shelf Registration Statement or prepare and file a new registration statement to permit an underwritten offering of shares of the Company’s stock received by them in the acquisition of United as well as certain rights to include those shares in any registration statement proposed to be filed by the Company.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes restructuring and related charges incurred by segment:

	2007	2006	2005
Cost of goods sold:
Global Batteries & Personal Care	$18,126	$16,597	$10,241
Global Pet Supplies	13,154	5,855	255
Corporate	35	—	—

Total restructuring and related charges in cost of goods sold	31,315	22,452	10,496
Operating expense:
Global Batteries & Personal Care	29,600	9,452	6,045
Global Pet Supplies	9,292	2,766	198
Corporate	20,833	—	—

Total restructuring and related charges in operating expense	59,725	12,218	6,243

Total restructuring and related charges	$91,040	$34,670	$16,739

The following table summarizes restructuring and related charges incurred by type of charge:

	2007	2006	2005
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$18	$259	$8,276
Other associated costs	468	—	1,965
United & Tetra integration:
Termination benefits	149	5,430	255
Other associated costs	13,005	1,810	—
European initiatives:
Termination benefits	7,494	14,953	—
Other associated costs	308	—	—
Latin America initiatives:
Termination benefits	712	—	—
Other associated costs	9,847	—	—
Global Realignment initiatives:
Termination benefits	(686)	—	—

Total included in cost of goods sold	31,315	22,452	10,496

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	988	2,491	3,165
Other associated costs	8,435	1,791	4,495
European initiatives:
Termination benefits	(1,298)	7,936	—
Other associated costs	—	—	—
Latin America initiatives:
Termination benefits	363	—	—
Global Realignment:
Termination benefits	47,617	—	194
Other associated costs	3,620	—	(1,611)

Total included in operating expenses	59,725	12,218	6,243

Total restructuring and related charges	$91,040	$34,670	$16,739

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company incurred $10,923 of pretax restructuring and related charges during the year September 30, 2007 of which approximately $1,177 represent cash costs. Costs associated with the Latin America Initiatives are fully accrued.

In Fiscal 2007 the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. (See also Note 13, Segment Information, for additional discussion on the Company’s realignment of its operating segments). In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company incurred $50,550 of pretax restructuring and related charges in connection with these initiatives during the year ended September 30, 2007. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $59,000, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the 2007 initiatives and activity that occurred during Fiscal 2007:

2007 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$—	$—	$—
Provisions	27,884	13,645	41,529
Cash expenditures	(6,445)	(1)	(6,446)
Non-cash expenditures	6,162	(9,025)	(2,863)

Accrual balance at September 30, 2007	$27,601	$4,619	$32,220

Expensed as incurred(A)	$20,124	$(180)	$19,944

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company incurred $6,504 and $21,242 of pretax restructuring and related charges in Fiscal 2007 and 2006, respectively, in connection with the European Initiatives. Costs associated with these initiatives are fully accrued.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during Fiscal 2007:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$12,922	$—	$12,922
Provisions	7,549	—	7,549
Cash expenditures	(12,793)	—	(12,793)
Non-cash expenditures	(2,454)	—	(2,454)

Accrual balance at September 30, 2007	$5,224	$—	$5,224

Expensed as incurred(A)	$(1,352)	$307	$(1,045)

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

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

Effective October 1, 2006 the Company reflected the operations of its Home and Garden Business as discontinued operations. (See also Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, for further details on the discontinued Home and Garden Business). As a result, as of October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. In connection with the integration of the United home and garden business, the Company recorded $131, $2,901 and $6,075 in Fiscal 2007, 2006 and 2005, respectively.

Integration activities within Global Pet Supplies are substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $22,446, $8,622 and $453 of pretax restructuring and related charges during Fiscal 2007, 2006 and 2005, respectively, primarily in connection with its integration activities within the Global Pet Supplies business.

In Fiscal 2005, the Company also announced the closure of a zinc carbon manufacturing facility in France. The Company incurred $485, $259 and $10,211 in Fiscal 2007, 2006 and 2005, respectively. Costs associated with this initiative totaled $10,955.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the 2005 initiatives and activity that occurred during Fiscal 2007:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$8,945	$2,735	$11,680
Provisions	405	597	1,002
Cash expenditures	(6,004)	(911)	(6,915)
Non-cash expenditures	(729)	(153)	(882)

Accrual balance at September 30, 2007	$2,617	$2,268	$4,885

Expensed as incurred(A)	$750	$21,310	$22,060

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2006	$4,515	$15,278	$19,793
Cash expenditures	(3,437)	(4,666)	(8,103)
Non-cash expenditures	(978)	1,158	180

Accrual balance at September 30, 2007	$100	$11,770	$11,870

(A)	Represents costs to exit activities of the acquired United and Tetra businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Global Pet Supplies and home and garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of EITF 95-3 “Recognition of Liabilities Assumed in Connection with a Purchase Business Combination.”

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(17) Acquisitions

Acquisition of Jungle Labs

On September 1, 2005, the Company acquired Jungle Labs for approximately $29,000, which included $26,000 cash consideration at closing, $1,280 paid after closing and $2,000 of non-compete arrangements which were earned and paid through August 31, 2007. The aggregate purchase price included acquisition related expenditures of approximately $200. Such amounts paid were recorded as additional acquisition consideration. Cash acquired totaled approximately $600. Based in San Antonio, Texas, Jungle Labs is a leading manufacturer and marketer of premium water and fish care products, including water conditioners, plant and fish foods, fish medications and other products designed to maintain an optimal environment in aquariums or ponds. Jungle Labs generates annual revenues of approximately $14,000. The financial results of Jungle Labs are included in the Global Pet Supplies business segment within the Company’s consolidated results.

As of September 1, 2005
Current assets	$3,000
Property, plant, and equipment	1,000
Intangible assets	10,000
Goodwill	19,000

Total assets acquired	33,000
Current liabilities	3,000
Long-term liabilities	3,000

Total liabilities assumed	6,000

Net assets acquired	$27,000
Less: Cash acquired	(600)

Payments for acquisitions	$26,400

None of the goodwill acquired in this transaction is deductible for tax purposes. (See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the Jungle Labs acquisition).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Acquisition of Tetra

On April 29, 2005, the Company acquired all of the outstanding equity interests of Tetra for a purchase price of approximately $550,000, net of cash acquired of approximately $13,000 and inclusive of a final working capital payment of $2,400, made in July 2005. The aggregate purchase price also included acquisition related expenditures of approximately $16,100. Tetra manufactures, distributes and markets a comprehensive line of foods, equipment and care products for fish and reptiles, along with accessories for home aquariums and ponds. Tetra operates in over 90 countries and holds leading market positions in Europe, North America and Japan. The financial results of Tetra are included in the Global Pet Supplies business segment within the Company’s consolidated results. The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of the acquisition using the exchange rates in effect as of that date.

As of April 29, 2005
Current assets	$89,000
Property, plant, and equipment	35,000
Intangible assets	234,000
Goodwill	326,000
Other assets	9,000

Total assets acquired	693,000
Current liabilities	34,000
Long-term liabilities	96,000

Total liabilities assumed	130,000

Net assets acquired	$563,000
Less: Cash acquired	(13,000)

Payments for acquisitions	$550,000

None of the goodwill acquired in this transaction is deductible in the determination of income taxes. (See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the Tetra acquisition).

Acquisition of United

On February 7, 2005, the Company completed the acquisition of all of the outstanding equity interests of United, a leading manufacturer and marketer of products for the consumer lawn and garden care and household insect control markets in North America and a leading supplier of specialty pet products to the pet supply industry in the United States. The acquisition of United allows the Company to gain significant presence in several new consumer products markets, including categories that significantly diversify the Company’s revenue base. Subsequent to the acquisition, the financial results of the lawn and garden and household insect control business of United are included in the Home and Garden Business, which has been designated as discontinued operations, and the financial results of the pet business of United are included in the Global Pet Supplies business segment within the Company’s consolidated results.

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

Approximately $433,000 of the total goodwill acquired in this transaction is expected to be deductible in the determination of income taxes. (See also Note 6, Intangible Assets, for additional information on the intangible assets acquired in the United acquisition).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Supplemental Pro Forma information (unaudited): The following reflects the Company’s pro forma results had the results of the Tetra and United businesses been included for all periods beginning after September 30, 2004. The results of Jungle Labs are not included in the pro forma results as they are not significant. Adjustments to the number of shares used to calculate earnings per share have also been made to present shares as if the 13,750 treasury shares issued in connection with the United acquisition were outstanding on October 1, 2004.

	2007	2006	2005
Net sales
Reported net sales	$1,994,522	$1,894,741	$1,762,179
United proforma adjustments	—	—	109,732
Tetra pro forma adjustments	—	—	137,003

Pro forma net sales	$1,994,522	$1,894,741	$2,008,914

Income from continuing operations
Reported (loss) income from continuing operations	$(412,108)	$(415,443)	$4,774	(A)
United pro forma adjustments	—	—	6,437	(B)
Tetra pro forma adjustments	—	—	6,460

Pro forma (loss) income from continuing operations	$(412,108)	$(415,443)	$17,671

Pro forma basic earnings per share
(Loss) income from continuing operations	$(8.09)	$(8.40)	$0.11
United pro forma adjustments	—	—	0.15
Tetra pro forma adjustments	—	—	0.13

Pro forma (loss) income from continuing operations	$(8.09)	$(8.40)	$0.41

Pro forma diluted earnings per share
(Loss) income from continuing operations	$(8.09)	$(8.40)	$0.10
United pro forma adjustments	—	—	0.13
Tetra pro forma adjustments	—	—	0.13

Pro forma (loss) income from continuing operations	$(8.09)	$(8.66)	$0.37

(A)	Reported income from continuing operations includes certain charges and other items related to the Tetra and United acquisitions that are not expected to recur. For 2005, these charges include approximately $14,400 charged to Cost of goods sold related to the fair value adjustment applied to acquired inventory for United and Tetra and the write-off of approximately $12,000 of debt issuance costs charged to interest expense related to the debt refinancing that occurred in connection with the acquisition.
(B)	United pro forma adjustments in 2005 represent the United Pet Group division of United’s income from continuing operations in Fiscal 2005 in the period prior to the Company’s ownership, from October 1, 2004 through February 6, 2005.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(18) Subsequent Events

On September 28, 2007 the Company signed a definitive agreement to sell the Canadian division of its discontinued Home and Garden Business, which operates under the name Nu-Gro, to a new company formed by RoyCap Merchant Bank Group and Clarke Inc. The transaction closed on November 1, 2007.

(19) Quarterly Results (unaudited)

	Quarter Ended
	September 30, 2007	July 1, 2007	April 1, 2007	December 31, 2006
Net sales	$548,237	$442,000	$439,734	$564,551
Gross profit	198,551	164,166	164,616	208,924
Net (loss) income	(333,001)	(7,388)	(237,515)	(18,809)
Basic net (loss) income per common share	$(6.60)	$(0.15)	$(4.77)	$(0.38)
Diluted net (loss) income per common share	$(6.60)	$(0.15)	$(4.77)	$(0.38)

	Quarter Ended
	September 30, 2006	July 2, 2006	April 2, 2006	January 1, 2006
Net sales	$486,282	$427,517	$414,690	$566,252
Gross profit	168,043	156,357	158,895	223,940
Net (loss) income	(439,397)	2,545	563	2,317
Basic net (loss) income per common share	$(8.88)	$0.05	$0.01	$0.05
Diluted net (loss) income per common share	$(8.88)	$0.05	$0.01	$0.05

(20) Consolidating Financial Statements

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

Consolidating Balance Sheet

September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$1,473	$56,778	$—	$69,853
Receivables:
Trade accounts receivables, net of allowances	207,068	290,833	209,766	(396,624)	311,043
Other	15,675	1,665	(72,440)	100,202	45,102
Inventories	66,990	74,832	176,601	(954)	317,469
Deferred income taxes	9,680	6,923	4,137	1,468	22,208
Assets held for sale	516,816	47,688	8,355	—	572,859
Prepaid expenses and other	24,087	2,382	20,565	—	47,034

Total current assets	851,918	425,796	403,762	(295,908)	1,385,568
Property, plant and equipment, net	33,661	64,351	151,790	—	249,802
Deferred charges and other	699,358	426,867	23,446	(1,112,507)	37,164
Goodwill	(152,780)	435,603	379,502	2,324	664,649
Intangible assets, net	8,768	433,842	386,874	(187)	829,297
Debt issuance costs	44,906	—	—	—	44,906
Investments in subsidiaries	5,097,465	4,326,785	3,559,881	(12,984,131)	—

Total assets	$6,583,296	$6,113,244	$4,905,255	$(14,390,409)	$3,211,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$72,134	$30	$29,628	$(58,354)	$43,438
Accounts payable	414,678	236,438	191,634	(589,270)	253,480
Accrued liabilities:
Wages and benefits	21,177	6,820	34,123	—	62,120
Income taxes payable	7,537	1,218	9,590	—	18,345
Restructuring and related charges	30,537	4,924	20,332	—	55,793
Accrued interest	50,778	—	344	—	51,122
Liabilities held for sale	—	47,688	—	—	47,688
Other	10,767	7,972	55,431	—	74,170

Total current liabilities	607,608	305,090	341,082	(647,624)	606,156
Long-term debt, net of current maturities	2,403,531	609,706	66,730	(663,051)	2,416,916
Employee benefit obligations, net of current portion	10,531	(513)	44,451	—	54,469
Deferred income taxes	4,973	101,496	62,618	1	169,088
Other	4,997	—	63,589	(1)	68,585

Total liabilities	3,031,640	1,015,779	578,470	(1,310,675)	3,315,214
Shareholders’ equity:
Common stock	690	547	537,944	(538,491)	690
Additional paid-in capital	669,156	1,438,763	4,303,169	(5,741,814)	669,274
(Accumulated deficit) Retained earnings	(721,829)	57,938	(597,425)	497,946	(763,370)
Accumulated other comprehensive income (loss)	3,679,725	3,600,217	83,097	(7,297,375)	65,664

	3,627,742	5,097,465	4,326,785	(13,079,734)	(27,742)
Less treasury stock, at cost	(76,086)	—	—	—	(76,086)

Total shareholders’ equity (deficit)	3,551,656	5,097,465	4,326,785	(13,079,734)	(103,828)

Total liabilities and shareholders’ equity (deficit)	$6,583,296	$6,113,244	$4,905,255	$(14,390,409)	$3,211,386

Consolidating Statement of Operations

Year Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$398,474	$578,971	$1,145,238	$(128,161)	$1,994,522
Cost of goods sold	252,715	427,338	675,200	(128,303)	1,226,950
Restructuring and related charges	540	12,941	17,834	—	31,315

Gross profit	145,219	138,692	452,204	142	736,257
Operating expenses:
Selling	70,296	80,176	270,256	(434)	420,294
General and administrative	(371,865)	151,332	374,703	—	154,170
Research and development	16,031	4,654	4,437	—	25,122
Restructuring and related charges	30,352	8,018	21,355	—	59,725
Goodwill and intangibles impairment	214,039	1,000	23,400	—	238,439

	(41,147)	245,180	694,151	(434)	897,750

Operating income (loss)	186,366	(106,488)	(241,947)	576	(161,493)
Interest expense	139,124	(18,744)	24,785	50,065	195,230
Other expense (income), net	377,889	214,490	(5,753)	(586,957)	(331)

(Loss) income from continuing operations before income taxes	(330,647)	(302,234)	(260,979)	537,468	(356,392)
Income tax expense (benefit)	88,086	23,403	(16,894)	(38,879)	55,716

(Loss) income from continuing operations	(418,733)	(325,637)	(244,085)	576,347	(412,108)
(Loss) income from discontinued operations, net of tax	(167,684)	(1,400)	(15,521)	—	(184,605)

Net (loss) income	$(586,417)	$(327,037)	$(259,606)	$576,347	$(596,713)

Consolidating Statement of Cash Flows

Year Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities	$339,184	$(99,685)	$(121,297)	$(151,183)	$(32,981)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,806)	(3,010)	(11,285)	—	(22,101)
Proceeds from sale of property, plant, and equipment	—	—	1,572	—	1,572
Intercompany investments	(27,758)	22,758	5,000	—	—

Net cash (used) provided by investing activities of continuing operations	(35,564)	19,748	(4,713)	—	(20,529)
Net cash (used) provided by investing activities of discontinued operations	—	(2,200)	—	—	(2,200)

Net cash (used) provided by investing activities	(35,564)	17,548	(4,713)	—	(22,729)
Cash flows from financing activities:
Reduction of debt	(1,181,027)	—	(847,522)	—	(2,028,549)
Proceeds from debt financing	1,547,500	—	629,123	—	2,176,623
Debt issuance costs	(43,969)	—	—	—	(43,969)
Payments of capital lease obligations	—	—	(8,730)	—	(8,730)
Proceeds from exercise of stock options	655	—	—	—	655
Stock option income tax benefit	37	—	—	—	37
Treasury stock purchases	(3,003)	—	—	—	(3,003)
(Advances related to) proceeds from intercompany transactions	(614,887)	82,234	381,470	151,183	—

Net cash (used) provided by financing activities	(294,694)	82,234	154,341	151,183	93,064
Effect of exchange rate changes on cash and cash equivalents	—	—	4,069	—	4,069

Net increase (decrease) in cash and cash equivalents	8,926	97	32,400	—	41,423
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$11,602	$1,473	$56,778	$—	$69,853

Consolidating Balance Sheet

September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,676	$1,376	$24,378	$—	$28,430
Receivables:
Trade accounts receivables, net of allowances	99,605	42,360	187,315	—	329,280
Other	40,203	201,810	23,847	(229,608)	36,252
Inventories	221,545	53,633	192,688	(7,194)	460,672
Deferred income taxes	33,787	10,565	4,294	1,755	50,401
Assets held for sale	337	—	3,162	—	3,499
Prepaid expenses and other	25,601	3,288	22,392	—	51,281

Total current assets	423,754	313,032	458,076	(235,047)	959,815
Property, plant and equipment, net	80,809	63,506	167,524	—	311,839
Deferred charges and other	782,811	(307,735)	(115,389)	(310,659)	49,028
Goodwill	306,639	452,526	368,695	2,324	1,130,184
Intangible assets, net	167,755	676,236	217,284	(188)	1,061,087
Debt issuance costs	37,367	—	—	—	37,367
Investments in subsidiaries	5,170,220	4,399,464	3,763,656	(13,333,340)	—

Total assets	$6,969,355	$5,597,029	$4,859,846	$(13,876,910)	$3,549,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$29,715	$—	$36,082	$(23,084)	$42,713
Accounts payable	401,385	186,406	173,280	(451,960)	309,111
Accrued liabilities:
Wages and benefits	7,641	7,028	26,282	—	40,951
Income taxes payable	10,797	2,753	8,948	—	22,498
Restructuring and related charges	17,258	14,435	13,833	—	45,526
Accrued interest	36,333	—	641	—	36,974
Liabilities held for sale	—	—	—	—	—
Other	18,241	4,882	41,717	—	64,840

Total current liabilities	521,370	215,504	300,783	(475,044)	562,613
Long-term debt, net of current maturities	2,214,332	(13,215)	70,232	(36,891)	2,234,458
Employee benefit obligations, net of current portion	26,556	5,386	44,951	—	76,893
Deferred income taxes	(41,143)	219,134	(21,413)	—	156,578
Other	732	—	65,829	—	66,561

Total liabilities	2,721,847	426,809	460,382	(511,935)	3,097,103
Shareholders’ equity:
Common stock	674	547	537,237	(537,784)	674
Additional paid-in capital	651,526	1,488,337	4,413,930	(5,902,149)	651,644
(Accumulated deficit) Retained earnings	(126,084)	35,527	(115,942)	39,842	(166,657)
Accumulated other comprehensive income (loss)	3,794,475	3,645,809	(435,761)	(6,964,884)	39,639

	4,320,591	5,170,220	4,399,464	(13,364,975)	525,300
Less treasury stock, at cost	(73,083)	—	—	—	(73,083)

Total shareholders’ equity	4,247,508	5,170,220	4,399,464	(13,364,975)	452,217

Total liabilities and shareholders’ equity	$6,969,355	$5,597,029	$4,859,846	$(13,876,910)	$3,549,320

Consolidating Statement of Operations

Year Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$410,697	$522,960	$1,106,467	$(145,383)	$1,894,741
Cost of goods sold	251,982	372,198	685,413	(144,538)	1,165,055
Restructuring and related charges	—	4,682	17,770	—	22,452

Gross profit	158,715	146,080	403,284	(845)	707,234
Operating expenses:
Selling	77,183	70,444	246,505	(112)	394,020
General and administrative	159,753	(62,378)	60,517	—	157,892
Research and development	19,610	5,252	4,347	—	29,209
Restructuring and related charges	1,369	2,766	8,083	—	12,218
Goodwill and intangibles impairment	—	142,919	290,059	—	432,978

	257,915	159,003	609,511	(112)	1,026,317

Operating (loss) income	(99,200)	(12,923)	(206,227)	(733)	(319,083)
Interest expense	58,883	40,028	23,409	668	122,988
Other expense (income), net	330,053	246,844	(1,274)	(579,557)	(3,934)

(Loss) income from continuing operations before income taxes	(488,136)	(299,795)	(228,362)	578,156	(438,137)
Income tax (benefit) expense	(39,239)	22,032	(6,068)	581	(22,694)

(Loss) income from continuing operations	(448,897)	(321,827)	(222,294)	577,575	(415,443)
Income (loss) from discontinued operations, net of tax	16,186	11,100	(45,815)	—	(18,529)

Net (loss) income	$(432,711)	$(310,727)	$(268,109)	$577,575	$(433,972)

Consolidating Statement of Cash Flows

Year Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(512,077)	$198,632	$291,172	$69,066	$46,793
Cash flows from investing activities:
Purchases of property, plant and equipment	(17,465)	(5,427)	(32,053)	—	(54,945)
Proceeds from sale of property, plant, and equipment	4,831	—	608	—	5,439
Proceeds from sale of assets held for sale	10,641	—	—	—	10,641
Payments for acquisitions, net of cash acquired	(7,363)	(1,728)	(9,410)	—	(18,501)
Intercompany investments	(337,386)	178,635	158,751	—	—

Net cash (used) provided by investing activities of continuing operations	(346,742)	171,480	117,896	—	(57,366)
Net cash provided by investing activities of discontinued operations	(5,424)	—	83,430	—	78,007

Net cash (used) provided by investing activities	(352,165)	171,480	201,326	—	20,641
Cash flows from financing activities:
Reduction of debt	(817,498)	—	(138,570)	—	(956,068)
Proceeds from debt financing	817,719	—	80,801	—	898,520
Debt issuance costs	(5,236)	—	—	—	(5,236)
Payments of capital lease obligations	—	—	(4,131)	—	(4,131)
Proceeds from exercise of stock options	365	—	—	—	365
Stock option income tax benefit	80	—	—	—	80
Treasury stock purchases	(2,263)	—	—	—	(2,263)
Proceeds from (advances related to) intercompany transactions	857,996	(371,393)	(417,537)	(69,066)	—

Net cash provided (used) by financing activities	851,163	(371,393)	(479,437)	(69,066)	(68,733)
Effect of exchange rate changes on cash and cash equivalents	—	—	(122)	—	(122)

Net (decrease) increase in cash and cash equivalents	(13,079)	(1,281)	12,939	—	(1,422)
Cash and cash equivalents, beginning of period	15,756	2,657	11,439	—	29,852

Cash and cash equivalents, end of period	$2,677	$1,376	$24,378	$—	$28,430

Consolidating Statement of Operations

Year Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$565,707	$276,431	$1,031,320	$(111,279)	$1,762,179
Cost of goods sold	339,367	219,133	628,210	(110,345)	1,076,365
Restructuring and related charges	—	255	10,241	—	10,496

Gross profit	226,340	57,043	392,869	(934)	675,318
Operating expenses:
Selling	114,850	29,109	221,924	(430)	365,453
General and administrative	57,224	810	62,141	—	120,175
Research and development	22,760	3,507	3,072	—	29,339
Restructuring and related charges	6,074	(337)	506	—	6,243

	200,908	33,089	287,643	(430)	521,210

Operating income	25,432	23,954	105,226	(504)	154,108
Interest expense	103,019	177	4,428	—	107,624
Other (income) expense, net	(143,484)	20,116	24,172	100,546	1,350

Income from continuing operations before income taxes	65,897	3,661	76,626	(101,050)	45,134
Income tax expense	(14,447)	(1,132)	31,175	(88)	15,508

Income from continuing operations	80,344	4,793	45,451	(100,962)	29,626
Income from discontinued operations, net of tax	(32,434)	44,171	5,469	—	17,206

Net income	$47,910	$48,964	$50,920	$(100,962)	$46,832

Consolidating Statement of Cash Flows

Year Ended September 30, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities	$168,838	$(21,391)	$70,254	$—	$217,701
Cash flows from investing activities:
Purchases of property, plant and equipment	(16,795)	(3,645)	(36,302)	—	(56,742)
Proceeds from sale of property, plant, and equipment	15	9	153	—	177
Payments for acquisitions, net of cash acquired	(1,152,283)	(26,000)	(451,872)	—	(1,630,155)
Intercompany investments	(523,789)	332,358	191,431	—	—

Net cash used by investing activities of continuing operations	(1,692,852)	302,722	(296,590)	—	(1,686,720)
Net cash used by investing activities of discontinued operations	—	(6,008)	(1,100)	—	(7,108)

Net cash used by investing activities	(1,692,852)	296,714	(297,690)	—	(1,693,828)
Cash flows from financing activities:
Reduction of debt	(1,080,951)	—	—	—	(1,080,951)
Proceeds from debt financing	2,563,132	—	18,246	—	2,581,378
Debt issuance costs	(31,713)	—	—	—	(31,713)
Payments of capital lease obligations	(1,174)	—	(7,700)	—	(8,874)
Proceeds from exercise of stock options	18,413	—	—	—	18,413
Stock option income tax benefit	10,732	—	—	—	10,732
Treasury stock purchases	(1,106)	—	—	—	(1,106)
Payments from officers/shareholders	3,605	—	—	—	3,605
Proceeds from (advances related to) intercompany transactions	58,656	(272,719)	214,063	—	—

Net cash provided (used) by financing activities	1,539,594	(272,719)	224,609	—	1,491,484
Net used by discontinued operations	—	—	—	—	—
Effect of exchange rate changes on cash and cash equivalents	—	—	524	—	524

Net increase (decrease) in cash and cash equivalents	15,580	2,604	(2,303)	—	15,881
Cash and cash equivalents, beginning of period	176	53	13,742	—	13,971

Cash and cash equivalents, end of period	$15,756	$2,657	$11,439	$—	$29,852

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2007, 2006 and 2005 (In thousands)

Column A	Column B	Column C Additions		Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Related to Acquisitions Completed	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2007:
Accounts receivable allowances	$21,394	$3,242	$—	$1,373	$6,372	$16,891
September 30, 2006:
Accounts receivable allowances	$20,262	$7,838	$—	$6,706	—	$21,394
September 30, 2005:
Accounts receivable allowances	$23,071	$5,529	$3,250	$11,588	—	$20,262

(A)	Represents changes in estimates of accounts receivable allowances of $4,135 and the reclassification of accounts receivable allowances to assets held for sale of $2,237 which related to the Home and Garden Business which has been designated as discontinued operations.

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

/s/ Kent J. Hussey
Kent J. Hussey
Chief Executive Officer

DATE: December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Kent J. Hussey Kent J. Hussey	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Bowlin John D. Bowlin	Chairman of the Board

/s/ Charles A. Brizius Charles A. Brizius	Director

/s/ William P. Carmichael William P. Carmichael	Director

/s/ John S. Lupo John S. Lupo	Director

/s/ Scott A. Schoen Scott A. Schoen	Director

/s/ Thomas R. Shepherd Thomas R. Shepherd	Director

/s/ Barbara S. Thomas Barbara S. Thomas	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005.

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.1 to Amendment No.1 to the Current Report on Form 8-K/A, filed with the SEC on December 4, 2007 amending the Current Report on Form 8-K filed with the SEC on November 9, 2007).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture dated as of March 29, 2007, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture dated as of March 30, 2007, among Spectrum Brands, Inc. (the “Company”), certain subsidiaries of the Company, as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.4	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.6	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy E. Burel (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 12, 2005).

Exhibit 10.7	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.8	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.9

Employment Agreement dated March 27, 2007, by and between the Company and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form

10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.10	Severance Agreement, effective as of October 1, 2005 by and between the Company and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.11	Separation Agreement and Release, dated as of May 25, 2007, by and between the Company and David A. Jones (filed by incorporation by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.11	Separation Agreement and Release, dated as of August 1, 2007, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.12	Separation Agreement and Release, dated as of July 20, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.13	First Amendment to the Separation Agreement and Release, dated as of July 24, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	Separation Agreement and Release, dated as of August 6, 2007, by and between the Company and Remy Burel (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.15	Credit Agreement dated as of March 30, 2007, among the Company, Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.16	Credit Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.17	Guarantee and Collateral Agreement dated as of March 30, 2007, among the Company, certain subsidiaries of the Company and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.18	ABL Guarantee and Collateral Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.19	Intercreditor agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.20	Exchange and Forbearance Agreement dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.21	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.22	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.23	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.24	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.25	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.26	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.27	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.28	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.29	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007).*

Exhibit 10.30	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007).*

Exhibit 10.31	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.32	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.33	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.34	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.35	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 21.1	Subsidiaries of Registrant.*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith