Form 10-Q
period 2007-12-30
Spectrum Brands, Inc.
filed 2008-02-08
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 4, 2008, was 52,794,352.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED December 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

December 30, 2007 and September 30, 2007

(Unaudited)

(Amounts in thousands, except per share figures)

	December 30, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$84,880	$69,853
Receivables:
Trade accounts receivable, net of allowances of $17,965 and $16,891, respectively	339,777	311,043
Other	41,575	45,102
Inventories	322,124	317,469
Deferred income taxes	10,496	22,208
Assets held for sale	583,002	572,859
Prepaid expenses and other	45,248	47,034

Total current assets	1,427,102	1,385,568
Property, plant and equipment, net	239,753	249,802
Deferred charges and other	42,776	37,164
Goodwill	671,947	659,649
Intangible assets, net	840,858	834,297
Debt issuance costs	42,641	44,906

Total assets	$3,265,077	$3,211,386

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$57,884	$43,438
Accounts payable	245,559	253,480
Accrued liabilities:
Wages and benefits	38,019	62,120
Income taxes payable	13,125	18,345
Restructuring and related charges	46,755	55,793
Accrued interest	55,058	51,122
Liabilities held for sale	62,776	47,688
Other	79,768	74,170

Total current liabilities	598,944	606,156
Long-term debt, net of current maturities	2,512,234	2,416,916
Employee benefit obligations, net of current portion	58,653	54,469
Deferred income taxes	164,034	169,088
Other	72,366	68,585

Total liabilities	3,406,231	3,315,214
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,250 and 69,062 shares, respectively; outstanding 52,923 and 52,765 shares, respectively	693	690
Additional paid-in capital	671,152	669,274
Accumulated deficit	(806,773)	(763,370)
Accumulated other comprehensive income	70,543	65,664

	(64,385)	(27,742)
Less treasury stock, at cost, 16,327 and 16,297 shares, respectively	(76,769)	(76,086)

Total shareholders’ deficit	(141,154)	(103,828)

Total liabilities and shareholders’ deficit	$3,265,077	$3,211,386

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended December 30, 2007 and December 31, 2006

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS
	2008	2007
Net sales	$560,520	$564,552
Cost of goods sold	352,161	349,677
Restructuring and related charges	121	5,951

Gross profit	208,238	208,924
Selling	111,668	125,971
General and administrative	35,700	37,068
Research and development	5,450	6,933
Restructuring and related charges	3,653	1,390

Total operating expenses	156,471	171,362

Operating income	51,767	37,562
Interest expense	45,686	31,743
Other (income) expense, net	(232)	951

Income from continuing operations before income taxes	6,313	4,868
Income tax expense	16,422	1,448

(Loss) income from continuing operations	(10,109)	3,420
Loss from discontinued operations, net of tax	(33,293)	(22,228)

Net loss	$(43,402)	$(18,808)

Basic earnings per share:
Weighted average shares of common stock outstanding	50,971	49,842
(Loss) income from continuing operations	$(0.20)	$0.07
Loss from discontinued operations	(0.65)	(0.45)

Net loss	$(0.85)	$(0.38)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,971	49,842
(Loss) income from continuing operations	$(0.20)	$0.07
Loss from discontinued operations	(0.65)	(0.45)

Net loss	$(0.85)	$(0.38)

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 30, 2007 and December 31, 2006

(Unaudited)

(Amounts in thousands)

	THREE MONTHS
	2008	2007
Cash flows from operating activities:
(Loss) income from continuing operations	$(10,109)	$3,420
Non-cash adjustments to income from continuing operations:
Depreciation	10,773	10,454
Amortization	5,458	7,179
Amortization of debt issuance costs	2,243	1,881
Other non-cash adjustments	16,968	(7,364)
Net changes in assets and liabilities, net of discontinued operations	(74,538)	(55,705)

Net cash used by operating activities of continuing operations	(49,205)	(40,135)
Net cash used by operating activities of discontinued operations	(41,721)	(29,952)

Net cash used by operating activities	(90,926)	(70,087)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,083)	(6,472)
Proceeds from sale of equipment	44	97

Net cash used by investing activities of continuing operations	(5,039)	(6,375)
Net cash provided by investing activities of discontinued operations	13,064	(1,169)

Net cash provided (used) by investing activities	8,025	(7,544)

Cash flows from financing activities:
Reduction of debt	(59,012)	(191,572)
Proceeds from debt financing	155,816	280,726
Debt issuance costs	22	(1,285)
Treasury stock purchases	(683)	(665)

Net cash provided by financing activities	96,143	87,204
Effect of exchange rate changes on cash and cash equivalents	1,785	(23)

Net increase in cash and cash equivalents	15,027	9,550
Cash and cash equivalents, beginning of period	69,853	28,430

Cash and cash equivalents, end of period	$84,880	$37,980

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden and household insect control. In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it in exploring possible strategic options including divesting certain assets, in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of the Company’s fiscal year ended September 30, 2007 the Company approved and initiated a plan to sell the assets related to its lawn and garden and household insect control product offerings (the “Home and Garden Business”). As a result, the Company has designated certain assets and liabilities related to the Home and Garden Business as held for sale and has designated the Home and Garden Business as discontinued operations. See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the discontinued Home and Garden Business.

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

The Company’s continuing operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s continuing operations also include the manufacturing and marketing of specialty pet supplies. The Company’s continuing operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America. Through the Home and Garden Business, presented here as discontinued operations, the Company manufactures and markets lawn fertilizers, herbicides, insecticides and repellents in North America.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1 and various other brands. The Home and Garden Business has name recognition under the Spectracide and Cutter brands, among others.

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 30 and September 30, 2007, and the results of operations and cash flows for the three month periods ended December 30, 2007 and December 31, 2006. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2008 and Fiscal 2007 refer to the fiscal years ended September 30, 2008 and 2007, respectively.

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

Discontinued Operations: In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist in exploring possible strategic options including a potential sale of various assets in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of Fiscal 2007, the Company approved and initiated a plan to sell the assets related to the Home and Garden Business. (See Assets Held for Sale in this Note 2 below where the specific assets and liabilities to be sold are further discussed).

As a result, effective October 1, 2006, the Company reflected the operations of the Home and Garden Business as discontinued operations. Therefore, the presentation herein of the results of continuing operations exclude the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three months ended December 30, 2007 and December 31, 2006, respectively:

	Three Months
	2008	2007
Net sales	$48,896	$55,648

Loss from discontinued operations before income taxes	$(33,918)	$(35,561)
Provision for income tax benefit	(625)	(13,333)

Loss from discontinued operations (including estimated loss on disposal of $1,209), net of tax	$(33,293)	$(22,228)

On November 1, 2007, the Company sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled $14,931 and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in the Condensed Consolidated Statements of Cash Flows (Unaudited) included in this Quarterly Report on Form 10-Q. On February 5, 2008, the Company finalized the contractual working capital adjustment in connection with this sale which increased proceeds received by the Company by $500. As a result of the finalization of the contractual working capital adjustments the Company recorded a loss on disposal of $1,209, net of tax benefit.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Assets Held for Sale: At December 30 and September 30, 2007 assets totaling $583,002 and $572,859, respectively, were included in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited). At December 30, 2007, the Company had $574,571 and $62,776 related to certain assets and liabilities, respectively, of the Home and Garden Business included in Assets held for sale and Liabilities held for sale, respectively, in its Condensed Consolidated Balance Sheets (Unaudited). At September 30, 2007, the Company had $564,188 and $47,688 related to certain assets and liabilities, respectively, of the Home and Garden Business included in Assets held for sale and Liabilities held for sale, respectively, in its Condensed Consolidated Balance Sheets (Unaudited). (See Discontinued Operations in this Note 2 above for additional information). All relevant criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), allowing for the classification of assets held for sale, have been met for the assets and liabilities of the Home and Garden Business. The following table details the components of the assets and liabilities held for sale related to the Home and Garden Business at December 30 and September 30, 2007:

	December 30, 2007	September 30, 2007
Receivables, net of allowance for doubtful accounts	$22,891	$50,596
Inventories	127,786	92,721
Other current assets	7,107	6,932
Property, plant and equipment, net	42,507	36,538
Goodwill	161,078	161,078
Intangible assets, net	212,747	212,747
Other assets	455	3,576

Total assets held for sale	574,571	564,188
Accounts payable	52,348	32,705
Other current liabilities	10,428	14,983

Total liabilities held for sale	62,776	47,688

Home and Garden Business net assets held for sale	$511,795	$516,500

The remaining balance in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited) as of December 30 and September 30, 2007 consists primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

personnel, and acts by governments and courts may signal that an asset has become impaired. The fair values of the Company’s goodwill and indefinite-lived intangible assets were not tested for impairment during the three month period ended December 30, 2007 as no event or circumstance arose which indicated that an impairment loss may have been incurred.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $36,744 and $35,622 for the three month periods ended December 30, 2007 and December 31, 2006, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

Concentrations of Credit Risk: Trade receivables subject the Company to credit risk. Trade accounts receivable are carried at net realizable value. The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history, and generally does not require collateral. The Company monitors its customers’ credit and financial condition based on changing economic conditions and makes adjustments to credit policies as required. Provision for losses on uncollectible trade receivables are determined principally on the basis of past collection experience applied to ongoing evaluations of the Company’s receivables and evaluations of the risks of nonpayment for a given customer.

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 19% and 21% of the Company’s Net sales during the three month periods ended December 30, 2007 and December 31, 2006, respectively. This customer also represented approximately 13% and 11% of the Company’s Trade accounts receivable, net as of December 30, 2007 and September 30, 2007, respectively.

Approximately 57% and 55% of the Company’s Net sales during the three month periods ended December 30, 2007 and December 31, 2006, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: The Company uses or has used two forms of stock based compensation. Shares of restricted stock have been awarded to certain employees and members of management since the fiscal year ended September 30, 2001. Prior to the fourth quarter of the fiscal year ended September 30, 2004, the Company also issued stock options to employees, some of which remained unvested as of October 1, 2005, the date the Company adopted SFAS No. 123(R), “Share Based Payment” (“SFAS 123(R)”). Restricted stock is now the only form of stock based compensation used by the Company.

SFAS 123(R) requires the Company to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three month periods ended December 30, 2007 and December 31, 2006 was $1,861, or $1,154, net of taxes, and $3,808, or $2,551, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). The Company expects that total stock compensation expense for 2008 will be approximately $7,388 before the effect of income taxes. As of December 30, 2007, there was $14,522 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted through the fiscal year ended September 30, 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a three or four year vesting period and approximately 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of Earnings Per Share (“EPS”), segment Earnings Before Interest and Taxes (“EBIT”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

Restricted stock shares granted in Fiscal 2007 generally have vesting periods which can range from one to five years. Approximately 89% of the shares granted are purely performance based and vest only upon the achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by the Company for purposes of such awards. The remaining shares granted in Fiscal 2007 are time based, which vest either 100% after three years or on a pro rata basis over three years. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors.

During the three month period ended December 30, 2007, the Company granted approximately 308 shares of restricted stock. Of these grants, 58 shares are time based and vest on a pro rata basis over a three year period and 250 are purely performance based and vest only upon achievement of certain performance goals which consist of reportable segment and consolidated company EBITDA and cash flow components, each as defined by the Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors.

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of December 30, 2007, 2,723 of restricted shares had been granted, net of forfeitures and shares surrendered by employees for payment of taxes on such awards, and 1,446 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of December 30, 2007 there were options with respect to 1,261 shares of common stock and 527 restricted shares outstanding under the 1997 Plan, and options with respect to 202 shares of common stock outstanding under the 1996 Plan.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of December 30, 2007 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2007	2,265	$15.56	$35,242
Granted	308	5.73	1,765
Vested	(509)	19.10	(9,721)
Forfeited	(28)	23.05	(649)

Restricted stock at December 30, 2007	2,036	$13.08	$26,637

The following table summarizes the stock option transactions for the three month period ended December 30, 2007:

	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	1,510	$15.82
Granted	—	—
Exercised	—	—
Forfeited	(46)	18.07

Outstanding, end of period	1,464	$15.75

Options exercisable, end of period	1,346	$15.90

The following table summarizes information about options outstanding and options outstanding and exercisable as of December 30, 2007:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	1,017	4.36 years	$13.47	908	$13.52
$16.19 – $21.50	202	0.61	18.75	199	18.73
$21.63 – $28.70	245	1.39	22.74	239	22.60

	1,464	3.35	$15.75	1,346	$15.90

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if specific criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended December 30, 2007 and December 31, 2006, $1,602 and $1,805 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the three month periods ended December 30, 2007 and December 31, 2006, $0 and $431 of pretax derivative gains, respectively, were recorded as adjustments to interest expense for ineffectiveness from such hedges and included in the amounts above. At December 30, 2007 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.46% for a notional principal amount of $170,000 through October 2008 and 5.49% for a notional principal amount of $225,000 through March 2010. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €185,000 through September 2008. The derivative net loss on these contracts recorded in AOCI at December 30, 2007 was $2,915, net of tax benefit of $1,787. The derivative net gain on these contracts recorded in AOCI at September 30, 2007 was $163, net of tax expense of $100. At December 30, 2007, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months was $907, net of tax expense.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and inter-company sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended December 30, 2007 and December 31, 2006, $958 of pretax derivative losses and $179 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Net sales. During the three month periods ended December 30, 2007 and December 31, 2006, $2,894 and $141 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. Following the sale or purchase, subsequent changes in the fair value of certain of the derivative hedge contracts were recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Condensed Consolidated Balance Sheets (Unaudited). During the three month periods ended December 30, 2007 and December 31, 2006, $0 and $405 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During each of the three month periods ended December 30, 2007 and December 31, 2006, the pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0. The derivative net loss on these contracts recorded in AOCI at December 30, 2007 was $4,856, net of tax benefit of $2,218. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $6,010, net of tax benefit of $3,318. At December 30, 2007, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $5,544, net of tax benefit.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and inter-company payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheets (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During the three month periods ended December 30, 2007 and December 31, 2006, $6,436 and $3,808 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At December 30, 2007, $161,006 of such foreign exchange derivative contracts were outstanding. At September 30, 2007, $125,771 of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphate used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended December 30, 2007 and December 31, 2006, $163 of pretax derivative losses and $4,594 of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the three month periods ended December 30, 2007 and December 31, 2006, $327 of pretax derivative losses and $65 of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At December 30, 2007, the Company had a series of such swap contracts outstanding through December 2009 with a contract value of $57,302. At September 30, 2007, $64,043 of such commodity contracts were outstanding. The derivative net loss on these contracts recorded in AOCI at December 30, 2007 was $2,418, net of tax benefit of $732. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $1,107, net of tax benefit of $529. At December 30, 2007, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $1,808, net of tax benefit.

3    OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three month periods ended December 30, 2007 and December 31, 2006, respectively, are as follows:

	Three Months
	2008	2007
Net loss	$(43,402)	$(18,808)
Other comprehensive loss:
Foreign currency translation	9,400	11,083
Adjustment of additional minimum pension liability	—	(1,562)
Valuation allowance adjustments	(1,367)	—
Pension liability adjustments	103	—
Net unrealized (loss) gain on derivative instruments	(3,257)	4,541

Net change to derive comprehensive loss for the period	4,879	14,062

Comprehensive loss	$(38,523)	$(4,746)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ deficit. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three month periods ended December 30, 2007 and December 31, 2006 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4    NET LOSS PER COMMON SHARE

Net loss per common share for the three month periods ended December 30, 2007 and December 31, 2006, respectively, is calculated based upon the following number of shares:

	Three Months
	2008	2007
Basic	50,971	49,842
Effect of restricted stock and assumed conversion of options	—	—

Diluted	50,971	49,842

For the three month periods ended December 30, 2007 and December 31, 2006, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5    INVENTORIES

Inventories, which are stated at the lower of cost or market, consist of the following:

	December 30, 2007	September 30, 2007
Raw materials	$80,107	$76,082
Work-in-process	25,199	28,821
Finished goods	216,818	212,566

	$322,124	$317,469

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2007	$129,899	$529,750	$659,649
Effect of translation	4,370	7,928	12,298

Balance as of December 30, 2007	$134,269	$537,678	$671,947

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2007	$387,789	$310,637	$698,426
Purchase price allocation(A)	(3,114)	—	(3,114)
Effect of translation	5,772	5,400	11,172

Balance as of December 30, 2007	$390,447	$316,037	$706,484
Intangible Assets Subject to Amortization
Balance as of September 30, 2007, gross	$16,954	$155,816	$172,770
Less: Accumulated amortization	(4,388)	(32,511)	(36,899)

Balance as of September 30, 2007, net	$12,566	$123,305	$135,871
Additions	—	19	19
Amortization during period	(269)	(3,328)	(3,597)
Effect of translation	397	1,684	2,081

Balance as of December 30, 2007, net	$12,694	$121,680	$134,374

Total Intangible Assets, net	$403,141	$437,717	$840,858

(A)

During the three month period ended December 30, 2007, in accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company reduced Global Batteries & Personal Care intangible assets as a result of the estimated reversal in the current fiscal year of a portion of the valuation allowance established against net deferred tax assets at the time of the acquisition of Microlite, as all prior goodwill had been previously written off.

Intangible assets subject to amortization include proprietary technology, customer relationship intangibles and certain trade names. The carrying value of technology assets was $34,928, net of accumulated amortization of $11,778, at December 30, 2007 and $35,635, net of accumulated amortization of $10,726, at September 30, 2007. The carrying value of customer relationship intangibles was $98,767, net of accumulated amortization of $27,398, at December 30, 2007 and $99,457, net of accumulated amortization of $24,953, at September 30, 2007. The carrying value of trade name intangibles was $679, net of accumulated amortization of $1,320 at December 30, 2007 and $779, net of accumulated amortization of $1,220 at September 30, 2007.

Of the intangible assets acquired in the United Industries Corporation (“United”) acquisition and the Company’s acquisition of Jungle Laboratories Corporation (“Jungle Labs”), customer relationships and technology assets have been assigned a life of approximately 12 years and certain trade names have been assigned a life of 5 years. Of the intangible assets acquired in the Company’s acquisition of Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”), customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Amortization expense for the three month periods ended December 30, 2007 and December 31, 2006, respectively, is as follows:

	Three Months
	2008	2007
Proprietary technology amortization	$952	$910
Customer relationships amortization	2,545	2,338
Trade names amortization	100	167

	$3,597	$3,415

The Company estimates annual amortization expense for the next five fiscal years will approximate $13,785 per year.

7    DEBT

Debt consists of the following:

	December 30, 2007		September 30, 2007
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	2,873	8.5%
Senior Subordinated Notes, due October 2, 2013	347,012	11.5%	347,012	11.3%
Term Loan B, U.S. Dollar, expiring March 30, 2013	986,410	9.2%	997,500	9.6%
Term Loan, Euro, expiring March 30, 2013	377,957	9.3%	369,855	8.8%
Revolving Credit Facility, expiring September 28, 2011	105,000	7.7%	—	—
Other notes and obligations	36,468	5.8%	28,719	5.6%
Capitalized lease obligations	14,398	4.9%	14,395	5.0%

	2,570,118		2,460,354
Less current maturities	57,884		43,438

Long-term debt	$2,512,234		$2,416,916

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

Senior Credit Facilities

During the second quarter of Fiscal 2007, the Company refinanced its outstanding senior credit facilities with new senior secured credit facilities pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000,000 U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200,000 U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262,000 Term Loan facility (the “Euro Facility”), and a $50,000 synthetic letter of credit facility (the “L/C Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under the Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of our senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due on March 30, 2013. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, five business days prior to March 30, 2013.

On September 28, 2007, as provided for in the Senior Credit Agreement, the Company entered into a $225,000 U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from the Company’s operations and available cash from prior borrowings under its Senior Credit Agreement in connection with the above-referenced refinancing. The Company, at its option, may increase the existing $225,000 commitment under the ABL Facility up to $300,000 upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Credit Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement and borrowings under the ABL Facility during the first quarter of Fiscal 2008, as of December 30, 2007, the Company has aggregate borrowing availability of approximately $81,437, net of lender reserves of $32,218, under the ABL Facility. As of September 30, 2007, the Company had aggregate borrowing availability of approximately $171,005, net of lenders reserves of $32,370, under the ABL Facility. References to “Senior Credit Facilities” in this Quarterly Report on Form 10-Q, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During the three month period ended December 30, 2007, the Company prepaid $15,280 of term loan indebtedness under its Senior Credit Agreement with net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations for further details on the sale of the Canadian division of the Home and Garden Business.

At December 30, 2007, the aggregate amount outstanding under the Company’s Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,516,338, including principal amounts of $986,410 under the U.S. Dollar Term B Loan, €258,450 under the Euro Facility (USD $377,957 at December 30, 2007), $105,000 under the ABL Facility as well as $46,971 in letters of credit under the L/C Facility.

The Senior Credit Agreement contains financial covenants with respect to debt, including, but not limited to, a maximum senior secured leverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed their respective obligations under the Senior Credit Agreement and related loan documents and have pledged substantially all of their respective assets to secure such obligations.

The ABL Credit Agreement also contains customary restrictive covenants, including, but not limited to, restrictions on the Company’s ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, the Company and its domestic subsidiaries have guaranteed their respective obligations under the ABL Credit Agreement and related loan documents and have pledged certain of their liquid assets, including, but not limited to, deposit accounts, trade receivables and inventory to secure such obligations.

The Senior Credit Agreement and ABL Credit Agreement each provide for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

continuing under either agreement, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under such agreement available under the applicable loan documents may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

As of December 30, 2007, the Company was in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

Senior Subordinated Notes

At December 30, 2007, the Company had outstanding principal of $700,000 under its 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $2,873 under its 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347,012 under its Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of December 30, 2007, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 11 1/2%.

The Company may redeem all or a part of the Variable Rate Toggle Senior Subordinated Notes due 2013 upon not less than 30 nor more than 60 days notice, at specified redemption prices. The terms of the 8  1/2% Senior Subordinated Notes due 2013 and 7 3/8% Senior Subordinated Notes due 2015 do not currently permit redemption. Further, the indentures governing the Senior Subordinated Notes each require the Company to make an offer to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indentures and each require prepayment in connection with certain asset sales.

The indentures governing the Senior Subordinated Notes contain customary covenants that limit the ability of the Company and certain of its subsidiaries to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase its equity interests, make certain investments, expand into unrelated businesses, create liens on assets, merge or consolidate with another company, transfer or sell all or substantially all of its assets, and enter into transactions with affiliates.

In addition, the indentures governing the Senior Subordinated Notes each provide for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the respective indentures arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the notes subject to that indenture. If any other event of default under an indenture occurs and is continuing, the trustee for that indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of those notes, may declare the acceleration of the amounts due under those notes.

As of December 30, 2007, the Company was in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. The Company, however, is subject to certain restrictions under the terms of the respective indentures because, due to significant restructuring charges and reduced business performance, the Company does not currently satisfy the Fixed Charge Coverage Ratio test of 2:1 under each of the indentures. Until the test is satisfied, the Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

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

The Company’s results of operations for the three month periods ended December 30, 2007 and December 31, 2006, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months
Components of net periodic pension benefit and deferred compensation benefit cost	2008	2007
Service cost	$668	$782
Interest cost	1,669	1,393
Expected return on assets	(1,207)	(1,017)
Settlement and Curtailment	—	173
Amortization of prior service cost	64	64
Recognized net actuarial loss	69	156

Net periodic benefit cost	$1,263	$1,551

	Three Months
Pension and deferred compensation contributions	2008	2007
Contributions made during period	$671	$581

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month period ended December 30, 2007 were $1,039.

Effective September 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). The recognition and disclosure provisions of this statement require recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and recognition of changes in that funded status in AOCI in the year in which the adoption occurs. The initial adoption was reflected as a $1,900 decrease to the September 30, 2007 balance of AOCI and included the elimination of the additional minimum liability, which is no longer required. In periods subsequent to the adoption of SFAS 158, adjustments to other comprehensive income will reflect prior service cost or credits and actuarial gain or loss amounts arising during the period and reclassification adjustments for amounts being recognized as components of net periodic pension benefit and deferred compensation benefit cost, net of tax, in accordance with current pension accounting rules.

The measurement date provisions of SFAS 158, which for the Company becomes effective for the fiscal year ending September 30, 2009, will require the Company to measure all of its defined benefit pension and postretirement plan assets and obligations as of September 30, its fiscal year end. The Company currently measures plan assets and obligations of its domestic pension plans as of June 30 each year and September 30 each year for its foreign pension plans and its domestic other postretirement plans. The Company is currently evaluating the impact of adopting the measurement date provisions of SFAS 158 on its consolidated financial statements.

9    INCOME TAXES

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized no cumulative effect adjustment. As of October 1, 2007, the Company had approximately $7,933 of unrecognized tax benefits, approximately $4,630 of which would affect the Company’s effective tax rate if recognized and approximately $2,629 of which would result in a reduction in goodwill if recognized. As of December 30, 2007, no material changes have occurred in the Company’s uncertain tax positions since the adoption of FIN 48 on October 1, 2007.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 1, 2007 the Company had approximately $1,525 of accrued interest and penalties related to uncertain tax positions.

The Company does not expect any significant increases in the unrecognized tax benefits within twelve months of the reporting date of this Quarterly Report on Form 10-Q.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S, federal tax filings

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

for years prior to and including the Company’s fiscal year ended September 30, 2004 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2004 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2005, 2006 and 2007 remain open to examination by the IRS. Various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen. Certain of the German legal entities acquired by the Company in May, 2005 are undergoing audits for the fiscal years ended 2001 through 2004. The Company cannot predict the ultimate outcome of the current examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

10    SEGMENT RESULTS

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

The operating segment profits do not include restructuring and related charges, interest expense, interest income and income tax expense. In connection with the realignment of operating segments discussed above, as of January 1, 2007 expenses associated with the Company’s global operations group, which consisted of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expenses, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for the three months ended December 31, 2006 have been reclassified to conform to the changes described above. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three month periods ended December 30, 2007 and December 31, 2006, respectively, is as follows:

	Three Months
	2008	2007
Net sales from external customers
Global Batteries & Personal Care	$418,059	$426,870
Global Pet Supplies	142,461	137,682

Total segments	$560,520	$564,552

	Three Months
	2008	2007
Segment profit
Global Batteries & Personal Care	$47,091	$39,809
Global Pet Supplies	16,813	18,339

Total segments	63,904	58,148
Corporate expense	8,363	13,245
Restructuring and related charges	3,774	7,341
Interest expense	45,686	31,743
Other expense (income), net	(232)	951

Income from continuing operations before income taxes	$6,313	$4,868

	December 30, 2007	September 30, 2007
Segment total assets
Global Batteries & Personal Care	$1,321,141	$1,328,802
Global Pet Supplies	1,223,564	1,202,263
Home and Garden(A)	574,571	564,188

Total segments	3,119,276	3,095,253
Corporate	145,801	116,133

Total assets at period end	$3,265,077	$3,211,386

(A)

Represents assets related to the discontinued Home and Garden Business. Such assets are included in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited). See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the discontinued Home and Garden Business.

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

The following table summarizes restructuring and related charges incurred by segment for the three month periods ended December 30, 2007 and December 31, 2006, respectively:

	THREE MONTHS
	2008	2007
Cost of goods sold:
Global Batteries & Personal Care	$134	$2,874
Global Pet Supplies	(13)	3,077

Total restructuring and related charges in cost of goods sold	121	5,951
Operating expense:
Global Batteries & Personal Care	1,776	(2)
Global Pet Supplies	279	1,392
Corporate	1,598	—

Total restructuring and related charges in operating expense	3,653	1,390

Total restructuring and related charges	$3,774	$7,341

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company recorded $449 of pretax restructuring and related charges during the three month period ended December 30, 2007 in connection with the Latin America Initiatives.

In Fiscal 2007 the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. (See also Note 9, Segment Results, for additional discussion on the Company’s realignment of its operating segments). In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $2,790 of pretax restructuring and related charges during the three month period ended December 30, 2007 in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $60,000, the majority of which will be cash costs.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the 2007 initiatives and activity that occurred during Fiscal 2008:

2007 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$27,601	$4,619	$32,220
Provisions	2,434	(50)	2,384
Cash expenditures	(8,913)	(134)	(9,047)
Non-cash expenditures	553	(219)	334

Accrual balance at December 30, 2007	$21,675	$4,216	$25,891

Expensed as incurred(A)	$205	$650	$855

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company recorded $175 of pretax restructuring and related charges during the three month period ended December 30, 2007 in connection with the European Initiatives.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during Fiscal 2008:

2006 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$5,224	$—	$5,224
Provisions	—	—	—
Cash expenditures	(250)	(319)	(569)
Non-cash expenditures	(837)	950	113

Accrual balance at December 30, 2007	$4,137	$631	$4,768

Expensed as incurred(A)	$—	$175	$175

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives

In connection with the acquisitions of United and Tetra in 2005, the Company implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into the Company’s operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

consolidating administrative, manufacturing and distribution facilities of the Company’s Global Pet Supplies business. In addition, certain corporate finance functions were shifted to the Company’s global headquarters in Atlanta.

Effective October 1, 2006 the Company reflected the operations of the Home and Garden Business as discontinued operations. (See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the discontinued Home and Garden Business). As a result, as of October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Company recorded $94 of pretax restructuring and related charges during the three month period ended December 30, 2007 in connection with the integration of the United home and garden business.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $266 of pretax restructuring and related charges during the three month period ended December 30, 2007 primarily in connection with its integration activities within the Global Pet Supplies business.

In Fiscal 2005, the Company also announced the closure of a zinc carbon manufacturing facility in France. The Company recorded no pretax restructuring and related charges during the three month period ended December 30, 2007 in connection with this closure.

The following table summarizes the remaining accrual balance associated with the 2005 initiatives and activity that occurred during Fiscal 2008:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$2,747	$2,138	$4,885
Provisions	33	—	33
Cash expenditures	(1,016)	(274)	(1,290)
Non-cash expenditures	(897)	692	(205)

Accrual balance at December 30, 2007	$867	$2,556	$3,423

Expensed as incurred(A)	$216	$111	$327

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$100	$11,770	$11,870
Cash expenditures	(82)	(601)	(683)
Non-cash expenditures	—	(59)	(59)

Accrual balance at December 30, 2007	$18	$11,110	$11,128

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

12    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $2,327, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At December 30 and September 30, 2007, these amounts totaled approximately $28,264 and $32,747, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business. Such litigation includes legal proceedings with Philips in Europe and Latin America with respect to trademark or other intellectual property rights.

The Company is also involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda., Interelectrica Administração e Participações Ltda., and VARTA AG, the former owners of the Company’s subsidiary Microlite S.A., with respect to a number of matters arising out of the Company’s acquisition of Microlite, including the Company’s right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and the Company’s obligation to pay additional amounts to Tabriza arising out of its earn-out rights under the acquisition agreement. The Company acquired Microlite in the Company’s fiscal year ended September 30, 2004. The arbitration on this matter is scheduled to be heard in February 2008. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending the February 2008 hearing and the decision thereafter by the arbitration panel. Among the matters decided at the summary judgment stage, the arbitration panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from the Company interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from the Company an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. The Company currently estimates that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which has been reflected as additional acquisition consideration, will be at least $5,000. Such additional amount due Tabriza is included in Accrued liabilities: Other in the Condensed Consolidated Balance Sheets (Unaudited) as of December 30 and September 30, 2007. Determination of the total net amount owed by or payable to the Company arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision following the February 2008 hearing.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

13    NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for future business combinations after adoption. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141(R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 160 will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The FASB believes SFAS 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In SFAS 157, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of SFAS 157 for financial assets and liabilities, as well as any other assets and liabilities that are carried at fair value on a recurring basis in financial statements, are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB did, however, provide a one year deferral for the implementation of SFAS 157 for other non-financial assets. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact that SFAS 157 will have on its financial condition, results of operations and cash flows.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

December 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$11,514	$3,108	$70,258	$—	$84,880
Receivables, net	996,169	278,755	148,191	(1,041,763)	381,352
Inventories	79,710	74,084	168,699	(369)	322,124
Assets held for sale	—	574,571	8,431	—	583,002
Prepaid expenses and other	19,720	9,256	25,300	1,468	55,744

Total current assets	1,107,113	939,774	420,879	(1,040,664)	1,427,102
Property, plant and equipment, net	55,633	36,137	147,983	—	239,753
Goodwill	100	282,724	386,799	2,324	671,947
Intangible assets, net	221,492	219,189	400,364	(187)	840,858
Deferred charges and other	694,850	430,748	14,131	(1,096,953)	42,776
Debt issuance costs	42,641	—	—	—	42,641
Investments in subsidiaries	4,516,432	4,353,852	3,544,495	(12,414,779)	—

Total assets	$6,638,261	$6,262,424	$4,914,651	$(14,550,259)	$3,265,077

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$51,136	$—	$37,378	$(30,630)	$57,884
Accounts payable	475,224	948,519	191,587	(1,369,771)	245,559
Liabilities held for sale	—	62,776	—	—	62,776
Accrued liabilities	93,697	30,737	108,291	—	232,725

Total current liabilities	620,057	1,042,032	337,256	(1,400,401)	598,944
Long-term debt, net of current maturities	2,498,610	603,159	52,426	(641,961)	2,512,234
Employee benefit obligations, net of current portion	10,686	(553)	48,520	—	58,653
Deferred income taxes	(1,770)	101,354	64,450	—	164,034
Other	14,220	—	58,147	(1)	72,366

Total liabilities	3,141,803	1,745,992	560,799	(2,042,363)	3,406,231
Shareholders’ equity:
Common stock	693	451	537,964	(538,415)	693
Additional paid-in capital	670,856	1,459,299	3,822,727	(5,281,730)	671,152
Accumulated deficit	(767,483)	50,336	(99,840)	10,214	(806,773)
Accumulated other comprehensive income (loss)	3,669,161	3,006,346	93,001	(6,697,965)	70,543

	3,573,227	4,516,432	4,353,852	(12,507,896)	(64,385)
Less treasury stock, at cost	(76,769)	—	—	—	(76,769)

Total shareholders’ equity	3,496,458	4,516,432	4,353,852	(12,507,896)	(141,154)

Total liabilities and shareholders’ equity	$6,638,261	$6,262,424	$4,914,651	$(14,550,259)	$3,265,077

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended December 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$88,643	$178,012	$333,389	$(39,524)	$560,520
Cost of goods sold	47,551	142,434	201,247	(39,071)	352,161
Restructuring and related charges	5	(13)	129	—	121

Gross profit	41,087	35,591	132,013	(453)	208,238
Operating expenses:
Selling	23,449	17,879	70,266	74	111,668
General and administrative	18,582	2,705	14,413	—	35,700
Research and development	2,992	1,252	1,206	—	5,450
Restructuring and related charges	2,841	279	533	—	3,653

	47,864	22,115	86,418	74	156,471
Operating income (loss)	(6,777)	13,476	45,595	(527)	51,767
Interest expense	46,362	(5,203)	4,478	49	45,686
Other income, net	(14,538)	(49,703)	(4,376)	68,385	(232)

(Loss) income from continuing operations before income taxes	(38,601)	68,382	45,493	(68,961)	6,313
Income tax expense (benefit)	4,114	3,497	8,618	193	16,422

(Loss) income from continuing operations	(42,715)	64,885	36,875	(69,154)	(10,109)
(Loss) from discontinued operations, net of tax	(23)	(32,062)	(1,208)	—	(33,293)

Net (loss) income	$(42,738)	$32,823	$35,667	$(69,154)	$(43,402)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended December 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities	$(689,051)	$(685,650)	$923,013	$360,762	$(90,926)
Cash flows from investing activities:
Purchases of property, plant and equipment	(453)	(1,916)	(2,714)	—	(5,083)
Proceeds from sale of property, plant and equipment and investments	—	—	44	—	44
Intercompany investments	605,259	(605,259)	—	—	—

Net cash provided (used) by investing activities of continuing operations	604,806	(607,175)	(2,670)	—	(5,039)
Net cash provided by investing activities of discontinued operations	—	13,064	—	—	13,064

Net cash provided (used) by investing activities	604,806	(594,111)	(2,670)	—	8,025
Cash flows from financing activities:
Reduction of debt	(62,091)	—	3,079	—	(59,012)
Proceeds from debt financing	155,816	—	—	—	155,816
Debt issuance costs	22	—	—	—	22
Treasury stock purchases	(683)	—	—	—	(683)
Proceeds from (advances related to) intercompany transactions	(8,907)	1,281,396	(911,727)	(360,762)	—

Net cash provided (used) by financing activities	84,157	1,281,396	(908,648)	(360,762)	96,143
Effect of exchange rate changes on cash and cash equivalents	—	—	1,785	—	1,785

Net increase in cash and cash equivalents	(88)	1,635	13,480	—	15,027
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$11,514	$3,108	$70,258	$—	$84,880

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden and household insect control. In the third quarter of our fiscal year ended September 30, 2006 (“Fiscal 2006”), we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of our fiscal year ended September 30, 2007 (“Fiscal 2007”) we approved and initiated a plan to sell the assets related to our lawn and garden and household insect control product offering (our “Home and Garden Business”). As a result, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as discontinued operations. Therefore, the presentation herein of the results of continuing operations excludes the Home and Garden Business for all periods presented. See Note 2, Significant Accounting Policies—Discontinued Operations and Asset Held for Sale, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on our discontinued operations and assets held for sale.

In August 2007, we announced plans to pursue the potential sale of another strategic asset, however, we subsequently determined to postpone the sale process due to challenging conditions in the credit markets.

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

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8 in 1 and various other brands. Our Home and Garden Business enjoys strong name recognition under the Spectracide and Cutter brands, among others.

On November 1, 2007, we completed the sale of the Canadian division of our Home and Garden Business, which operated under the name Nu-Gro. Proceeds, net of selling expenses, totaled approximately $15 million and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in the Condensed Consolidated Statements of Cash Flows (Unaudited) included in this Quarterly Report on Form 10-Q. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our proceeds received by $0.5 million. As a result of the finalization of the contractual working capital adjustment, we recorded a loss on disposal of $1 million, net of tax benefit. Such loss on disposal has been included in the loss from discontinued operations, net of tax benefit. We estimate that our peak seasonal borrowing needs during the fiscal year ending September 30, 2008 will be reduced by approximately $45 million as a result of cash proceeds from the transaction and the elimination of the working capital requirement for Nu-Gro in the 2008 lawn and garden selling season. See Note 2, Significant Accounting

Policies—Discontinued Operations and Asset Held for Sale, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on our discontinued operations.

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three months ended December 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2008.

Results of Operations

Fiscal Quarter Ended December 30, 2007 Compared to Fiscal Quarter Ended December 31, 2006

For the three months ended December 30, 2007 (the “Fiscal 2008 Quarter”) and December 31, 2006 (the “Fiscal 2007 Quarter”), we have presented our Home and Garden Business as discontinued operations. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on our discontinued Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2008 Quarter and the Fiscal 2007 Quarter reflect results only from our continuing operations.

Net Sales. Net sales for the Fiscal 2008 Quarter decreased to $561 million from $565 million in the Fiscal 2007 Quarter, a 1% decrease. The following table details the principal components of the change in net sales from the Fiscal 2007 Quarter to the Fisca1 2008 Quarter (in millions):

Net Sales
Fiscal 2007 Quarter Net Sales	$565
Increase in Pet supplies sales	1
Decrease in Global Batteries & Personal Care Remington branded product sales	(19)
Decrease in Global Batteries & Personal Care alkaline battery sales	(15)
Decrease in Global Batteries & Personal Care specialty battery sales	(3)
Foreign currency impact, net	32

Fiscal 2008 Quarter Net Sales	$561

Consolidated net sales by product line for the Fiscal 2008 Quarter and the Fiscal 2007 Quarter are as follows (in millions):

	Fiscal Quarter
	2008	2007
Product line net sales
Consumer batteries	$242	$243
Pet supplies	143	138
Electric shaving and grooming	84	100
Electric personal care	66	60
Portable lighting	26	24

Total net sales to external customers	$561	$565

Global consumer battery sales decreased $1 million, primarily driven by a shift in the timing of shipments related to holiday displays and promotions into the fourth quarter of Fiscal 2007 from the Fiscal 2008 Quarter, done at the request of certain of our retailers. The negative impact of the timing of shipments coupled with some lost distribution in North America and Europe eliminated the $19 million favorable impact from foreign exchange translation for the three month period. We saw declines in alkaline battery sales in Europe driven by our intentional exit from unprofitable or marginally profitable private label battery sales, as well as some second tier branded battery sales, coupled with the impact of inventory reductions at certain of our retailers. These issues are more fully discussed in “Segment Results” below. Sales of portable lighting products in the Fiscal 2008 Quarter increased $2 million, or 8%, driven by new product launches. The decrease in electric shaving and grooming sales of $16 million, or 16%, is primarily attributable to a shift in the timing of shipments related to holiday displays and promotions into the fourth quarter of Fiscal 2007 from the Fiscal 2008 Quarter coupled with the disappointing results in men’s electric shaving. The increase in electric personal care sales of $6 million, or 11%, was primarily driven by a favorable foreign exchange impact of $5 million coupled with our increased market share in Latin America. We experienced single digit percentage growth in electric personal care sales in all geographic regions. The $5 million, or 3%, increase in pet supplies sales was primarily due to growth in European aquatic sales and global companion animal sales, driven by our Dingo brand, coupled with the continued introduction of companion animal products in Europe.

Gross Profit. Gross profit for the Fiscal 2008 Quarter was $208 million versus $209 million for the Fiscal 2007 Quarter. Our gross profit margin for the Fiscal 2008 Quarter increased to 37.2% from 37.0% in the Fiscal 2007 Quarter. Prices for zinc, a key raw material in the production of our batteries, were higher in the Fiscal 2008 Quarter than in the Fiscal 2007 Quarter and reduced the Fiscal 2008 Quarter gross profit by approximately $2 million, net of our hedges, when compared to the Fiscal 2007 Quarter. Cost of goods sold during the Fiscal 2008 Quarter included de minimis restructuring and related charges, whereas the Fiscal 2007 Quarter included restructuring and related charges of approximately $6 million. The restructuring and related charges incurred in the Fiscal 2007 Quarter were associated with various cost cutting initiatives in connection with the integration activities in our Global Pet Supplies business, which are substantially complete, and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for the Fiscal 2008 Quarter totaled $156 million versus $171 million for the Fiscal 2007 Quarter representing a decrease of $15 million. Unfavorable foreign exchange translation negatively impacted the reduction in operating expense by $8 million. This decrease in operating expenses was primarily driven by decreases in advertising and marketing expenses of approximately $18 million and expense savings associated with our global realignment of approximately $8 million, offset by increases in restructuring and related charges of approximately $3 million, which rose to $4 million in the Fiscal 2008 Quarter from $1 million in the Fiscal 2007 Quarter. The restructuring and related charges incurred in the Fiscal 2008 Quarter were primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. The restructuring and related charges incurred in the Fiscal 2007 Quarter were primarily attributable to the integration of our Global Pet Supplies business and rationalization of our Global Batteries & Personal Care European sales and marketing organization. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Income. Our operating income for the Fiscal 2008 Quarter increased to $52 million, or 9.3% of net sales from $38 million, or 6.7% of net sales in the Fiscal 2007 Quarter, primarily due to the savings associated with the decrease in advertising and marketing expenses coupled with the impact of our global realignment savings in the Fiscal 2008 Quarter.

Segment Results. As discussed above, in Fiscal 2007, we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) our Home and Garden Business. The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

We do not present results of our Home and Garden Business in “Segment Results” because we have designated it as discontinued operations. For additional information about the results of operations for the Home and Garden Business in the Fiscal 2008 Quarter and the Fiscal 2007 Quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Operating segment profits do not include restructuring and related charges, interest expense, interest income and income tax expense. In connection with the realignment of our operating segments, expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expenses, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for the Fiscal 2007 Quarter have been reclassified to conform to the changes described above.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 10, Segment Results, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Batteries & Personal Care

	2008	2007
	(in millions)
Net sales to external customers	$418	$427
Segment profit	$47	$40
Segment profit as a % of net sales	11.3%	9.3%
Assets as of December 30, 2007 and September 30, 2007	$1,321	$1,329

Segment net sales to external customers in the Fiscal 2008 Quarter decreased $9 million to $418 million from $427 million during the Fiscal 2007 Quarter, a 2% decrease. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Quarter by approximately $28 million. Battery sales for the Fiscal 2008 Quarter were slightly down to $242 million when compared to sales of $243 million in the Fiscal 2007 Quarter. Favorable foreign currency exchange translation had a positive impact of $19 million, and offset decreases in North America and Europe of $4 million and $14 million, respectively. The sales decrease in North America primarily relates to lost distribution coupled with the shift in the timing of shipments, which was done at the request of certain of our customers, related to holiday displays and promotions into the Fourth Quarter of

Fiscal 2007 from the Fiscal 2008 Quarter. The decrease in European battery sales was the result of our intentional exit from unprofitable or marginally profitable private label battery sales, as well as some second tier branded battery sales, coupled with the impact of inventory reductions at certain of our retailers. Net sales of electric shaving and grooming products in the Fiscal 2008 Quarter decreased by $16 million, or 16%, from their levels in the Fiscal 2007 Quarter. Favorable foreign currency exchange translation of $4 million, partially offset declines in sales of electric shaving and grooming products in the Fiscal 2008 Quarter from their levels in the Fiscal 2007 Quarter as a result of a shift in the timing of shipments related to holiday displays and promotions into the fourth quarter of Fiscal 2007 from the Fiscal 2008 Quarter coupled with the disappointing results in men’s electric shaving in North America and the United Kingdom. Net sales of electric personal care products in the Fiscal 2008 Quarter increased by $6 million, or 11% from their levels in the Fiscal 2007 Quarter. Favorable currency exchange translation of $5 million, impacted electric personal care sales coupled with our expanded global distribution driven by our investments in brand development. Net sales of portable lighting products for the Fiscal 2008 Quarter increased to $26 million as compared to sales of $24 million for the Fiscal 2007 Quarter. This 8% sales increase was driven by new product launches in North America.

Segment profitability in the Fiscal 2008 Quarter increased to $47 million from $40 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of net sales increased to 11.3% in the Fiscal 2008 Quarter as compared with 9.3% in the Fiscal 2007 Quarter. The increase in segment profitability for the Fiscal 2008 Quarter was the result of lower advertising and marketing expenses, coupled with savings from our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment assets at December 30, 2007 decreased slightly to $1,321 million from $1,329 million at September 30, 2007. Goodwill and intangible assets at December 30, 2007 totaled approximately $537 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products and Microlite acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At December 30 and September 30, 2007, these amounts totaled approximately $28 million and $33 million, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Pet Supplies

	2008	2007
	(in millions)
Net sales to external customers	$142	$138
Segment profit	$17	$18
Segment profit as a % of net sales	11.8%	13.3%
Assets as of December 30, 2007 and September 30, 2007	$1,224	$1,202

Segment net sales to external customers in the Fiscal 2008 Quarter increased to $142 million from $138 million in the Fiscal 2007 Quarter, representing an increase of $4 million or 3%. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Quarter by approximately $4 million. The increase in net sales in the Fiscal 2008 Quarter was primarily driven by growth of 6% in our companion animal products, principally due to increased sales of our Dingo brand, coupled with the continued introduction of companion animal products in Europe. Worldwide aquatic sales increased approximately $2 million, or 2%, as 9% growth in European aquatic sales was tempered by sales declines in the North American aquatic market.

Segment profitability in the Fiscal 2008 Quarter decreased to $17 million from $18 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of sales in the Fiscal 2008 Quarter decreased to 11.8% from 13.3% in the same period last year. This decrease in segment profitability was primarily due to the non-recurrence of a $2.7 million curtailment gain, related to the termination of a postretirement benefit plan, recorded in the Fiscal 2007 Quarter. The non-recurrence of the curtailment gain was tempered by decreased spending in advertising and marketing expenses in the Fiscal 2008 Quarter.

Segment assets as of December 30, 2007 increased to $1,224 million from $1,202 million at September 30, 2007. The increase is primarily due to the impact of foreign currency translation. Goodwill and intangible assets as of December 30, 2007 totaled approximately $975 million and primarily relate to the acquisitions of Tetra and the United Pet Group division of United.

Corporate Expense. Our corporate expenses in the Fiscal 2008 Quarter decreased to $8 million from $13 million in the Fiscal 2007 Quarter. The decrease in expense for the Fiscal 2008 Quarter is due to decreased restricted stock compensation expense coupled with savings associated with our global realignment announced in January 2007. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2008 Quarter decreased to 1.5% from 2.3% in the Fiscal 2007 Quarter.

Restructuring and Related Charges. See Note 11, Restructuring and Related Charges of Notes to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2008 Quarter and the Fiscal 2007 Quarter (in millions):

	2008	2007
Costs included in cost of goods sold:
United & Tetra integration:
Termination benefits	$—	$0.1
Other associated costs	—	2.9
European initiatives:
Other associated costs	—	1.0
Latin America initiatives:
Termination benefits	0.1	0.7
Other associated costs	—	1.2

Total included in cost of goods sold	$0.1	$5.9

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$0.3	$0.2
Other associated costs	0.1	1.0
European initiatives:
Termination benefits	—	0.2
Other associated costs	0.1	—
Latin America initiatives:
Termination benefits	0.1	—
Other associated costs	0.3	—
Global Realignment:
Termination benefits	2.5	—
Other associated costs	0.3	—

Total included in operating expenses	$3.7	$1.4

Total restructuring and related charges	$3.8	$7.3

Our integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. One pet supply facility was closed in Fiscal 2007 in Moorpark, California. We incurred approximately $0.4 million of pretax restructuring and related charges during the Fiscal 2008 Quarter. Costs associated with these integration initiatives totaled approximately $32 million.

In connection with the European Initiatives, which are substantially complete, we incurred approximately $0.2 million of pretax restructuring and related charges during the Fiscal 2008 Quarter. Total costs associated with these initiatives, primarily cash severance, are approximately $28 million.

In connection with the Latin America Initiatives, we incurred approximately $0.5 million of pretax restructuring and related charges during the Fiscal 2008 Quarter. Costs associated with these initiatives are projected to total $16 million.

As a result of the Global Realignment Initiatives, we incurred approximately $3 million of pretax restructuring and related charges during the Fiscal 2008 Quarter. Costs associated with the Global Realignment Initiatives, which for the most part represent cash costs, relate primarily to severance and are projected to total approximately $60 million.

Interest Expense. Interest expense in the Fiscal 2008 Quarter increased to $46 million from $32 million in the Fiscal 2007 Quarter due to higher interest rates and higher average debt balances. See Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate on income from continuing operations is approximately 260% for the Fiscal 2008 Quarter. Our effective tax rate on income from continuing operations was approximately 30% for the Fiscal 2007 Quarter. The increase in our effective income tax rate for the Fiscal 2008 Quarter is a result of our decision to no longer benefit our net operating losses generated in the U.S., while at the same time being subject to tax on our income generated outside of the U.S. While we fully intend to utilize our U.S. net operating losses against income and gains generated in the future, under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”), we, as discussed more fully below, have determined that a full valuation allowance should be established against our net deferred tax assets in the U.S.

As of December 30, 2007, we are estimating that at September 30, 2008 we will have U.S. federal and state net operating loss carryforwards of approximately $875 million and $1,264 million, respectively, which will expire between 2008 and 2027, and we will have foreign net operating loss carryforwards of approximately $113 million, which will expire beginning in 2008. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2007 we had U.S. federal and state net operating loss carryforwards of approximately $763 million and $1,141 million, respectively, which, at that time, were scheduled to expire between 2008 and 2026. As of September 30, 2007 we had foreign net operating loss carryforwards of approximately $117 million, which will expire beginning in 2008. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a portion of these net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against our net deferred tax assets in the U.S., Brazil, Mexico and Chile. During the Fiscal 2008 Quarter we increased our valuation allowance against net deferred tax assets by approximately $24 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $331 million and $307 million at December 30, 2007 and September 30, 2007, respectively. Of this amount, approximately $262 million and $235 million relates to U.S. net deferred tax assets at December 30, 2007 and September 30, 2007, respectively and approximately $69 million and $72 million relates to foreign net deferred tax assets at December 30, 2007 and September 30, 2007, respectively.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, we recognized no cumulative effect adjustment. As of October 1, 2007, we had $7,933 million of unrecognized tax benefits, approximately $4,630 of which would affect our effective tax rate if recognized and approximately $2,629 of which would result in a reduction in goodwill if recognized. As of December 30, 2007, no material changes have occurred in our uncertain tax positions since the adoption of FIN 48 on October 1, 2007.

Discontinued Operations. In the third quarter of Fiscal 2006, we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets in order for us to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell the Home and Garden Business. Accordingly, we have designated the Home and Garden Business as discontinued operations. On November 1, 2007, we completed the sale of the Canadian division of our Home and Garden Business, which operated under the name Nu-Gro. The Fiscal 2008 Quarter reflects a loss from discontinued operations of approximately $33 million, net of tax, which includes a loss on disposal of Nu-Gro of $1 million, net of tax benefit. The Fiscal 2007 Quarter reflects a loss from discontinued operations of approximately $22 million, net of tax. The increase in the loss from discontinued operations from the Fiscal 2007 Quarter to the Fiscal 2008 Quarter is primarily due to the impact of income taxes. During the Fiscal 2007 Quarter we recorded a tax benefit in connection with the loss from discontinued operations of approximately $13 million. However, during the fourth quarter of our fiscal year ended September 30, 2007 we recorded a valuation allowance against our U.S. net deferred tax asset and, as a result, we recorded no U.S. tax benefit against the loss from discontinued operations for the Fiscal 2008 Quarter. Net sales related to discontinued operations totaled $49 million in the Fiscal 2008 Quarter. Net sales related to discontinued operations totaled $56 million in the Fiscal 2007 Quarter. Due to the nature of our Home and Garden business, approximately 70% to 75% of shipments to retailers occur in our fiscal second and third quarters combined. As a result of the seasonality of this business, results for our first fiscal quarter are not indicative of the full year. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding these discontinued operations.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2008 Quarter cash used by operating activities totaled $91 million as compared to a use of $70 million in the Fiscal 2007 Quarter. Of this $21 million increase in cash used, continuing operations represented an increased net use of $9 million and discontinued operations represented an increased net use of $12 million. The increase in cash used by operating activities from continuing operations was the result of a $10 million increase in income from continuing operations after adjusting for non-cash items, principally driven by a change in deferred taxes as we increased our valuation allowance against our U.S. net deferred tax assets during the Fiscal 2008 Quarter. Offsetting this increase was a net $19 million change in assets and liabilities of continuing operations. This change was driven by incentive compensation payments of approximately $25 million which were earned in our fiscal year ended September 30, 2007 and paid in the Fiscal 2008 quarter versus approximately $2 million of incentive compensation payments earned during the fiscal year ended September 30, 2006 and paid in the Fiscal 2007 Quarter. The $12 million increase in cash used by operating activities from discontinued operations was due to the increase in loss from discontinued operations. Such loss in the Fiscal 2008 Quarter was approximately $33 million as compared to a loss of $22 million in the Fiscal 2007 Quarter. The increase in the loss from discontinued operations is primarily due to the impact of income taxes. During the Fiscal 2007 Quarter we recorded a tax benefit in connection with the loss from discontinued operations of approximately $13 million. However, during the fourth quarter of our fiscal year ended September 30, 2007 we recorded a valuation allowance against our U.S. net deferred tax asset and, as a result, we recorded no U.S. tax benefit against the loss from discontinued operations for the Fiscal 2008 Quarter. Inasmuch as the offset to this tax expense is our deferred tax assets, which are not included in the net assets of our discontinued Home and Garden Business as such assets will be retained by us, this tax expense is a non-cash charge.

Investing Activities

Net cash provided by investing activities was $8 million for the Fiscal 2008 Quarter. For the Fiscal 2007 Quarter investing activities used cash of $8 million. The $16 million increase was primarily due to the proceeds received in connection with the November 2007 sale of the Canadian division of our Home and Garden Business of approximately $15 million coupled with a reduction of capital expenditures related to continuing operations. In the Fiscal 2008 Quarter continuing operations capital expenditures totaled $5 million versus $6 million in the Fiscal 2007 Quarter. Capital expenditures associated with discontinued operations in the Fiscal 2008 Quarter and the Fiscal 2007 Quarter were $2 million and $1 million, respectively. Capital expenditures for Fiscal 2008 are expected to be approximately $30 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Senior Credit Facilities

During the second quarter of Fiscal 2007, we refinanced our outstanding senior credit facilities with new senior secured credit facilities pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1 billion U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200 million U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262 million Term Loan facility (the “Euro Facility”), and a $50 million synthetic letter of credit facility (the “L/C Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of our senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due on March 30, 2013. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, five business days prior to March 30, 2013.

On September 28, 2007, as provided for in the Senior Credit Agreement, we entered into a $225 million U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from our operations and available cash from prior borrowings under our Senior Credit Agreement in connection with the above-referenced refinancing. We may increase the existing $225 million commitment under the ABL Facility up to $300 million upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Credit Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement and borrowings under the ABL Facility during the first quarter of Fiscal 2008, as of December 30, 2007, we had aggregate borrowing availability of approximately $81 million, net of lender reserves of $32 million, under the ABL Facility. As of September 30, 2007, we had aggregate borrowing availability of approximately $171 million, net of lenders reserves of $32 million, under the ABL Facility. References to “Senior Credit Facilities” in this Quarterly Report on Form 10-Q, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During the three month period ended December 30, 2007, we prepaid $15 million of term loan indebtedness under our Senior Credit Agreement with net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations for further details on the sale of the Canadian division of the Home and Garden Business.

At December 30, 2007, the aggregate amount outstanding under our Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,516 million, including principal amounts of $986 million under the U.S. Dollar Term B Loan, €258 million under the Euro Facility (USD $378 million at December 30, 2007), $105 million under the ABL Facility as well as $47 million outstanding in letters of credit under the L/C Facility.

The Senior Credit Agreement contains financial covenants with respect to debt, including, but not limited to, a maximum senior secured leverage ratio, which covenants, pursuant to their terms, become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we have guaranteed our respective obligations under the Senior Credit Agreement and related loan documents and have pledged substantially all of our respective assets to secure such obligations.

The ABL Credit Agreement also contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we have guaranteed our respective obligations under the ABL Credit Agreement and related loan documents and have pledged certain of our liquid assets, including, but not limited to, deposit accounts, trade receivables and inventory to secure such obligations.

The Senior Credit Agreement and ABL Credit Agreement each provide for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing under either agreement amounts due under such agreement may be accelerated and the rights and remedies of the lenders under such agreement available under the applicable loan documents may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

As of December 30, 2007, we were in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

Senior Subordinated Notes

At December 30, 2007, we had outstanding principal of $700 million under our 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $3 million under our 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347 million under our Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of December 30, 2007, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 11 1/2%.

We may redeem all or a part of the Variable Rate Toggle Senior Subordinated Notes due 2013 upon not less than 30 nor more than 60 days notice, at specified redemption prices. The terms of the 8 1/2% Senior Subordinated Notes due 2013 and 7 3/8% Senior Subordinated Notes due 2015 do not currently permit redemption. Further, the indentures governing the Senior Subordinated Notes each require us to make an offer to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of our Company, as defined in such indentures and each require prepayment in connection with certain asset sales.

The indentures governing the Senior Subordinated Notes contain customary covenants that limit our and certain of our subsidiaries’ ability to, among other things, incur additional indebtedness, pay dividends on or redeem or repurchase our equity interests, make certain investments, expand into unrelated businesses, create liens on assets, merge or consolidate with another company, transfer or sell all or substantially all of our assets, and enter into transactions with affiliates.

In addition, the indentures governing the Senior Subordinated Notes each provide for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the respective indentures arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the notes subject to that indenture. If any other event of default under an indenture occurs and is continuing, the trustee for that indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of those notes, may declare the acceleration of the amounts due under those notes.

As of December 30, 2007, we were in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. We, however, are subject to certain restrictions under the terms of the respective indentures because, due to significant restructuring charges and reduced business performance, we do not currently satisfy the Fixed Charge Coverage Ratio test of 2:1 under each of the indentures. Until the test is satisfied, we and certain of our subsidiaries are limited in our ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect our inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing businesses, although no assurance can be given in this regard.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $41 million in the aggregate under our Variable Rate Toggle Senior Subordinated Notes due 2013, annual interest payment obligations of approximately $0.2 million in the aggregate under our 8 1/2% Senior Subordinated Notes due 2013 and annual interest payment obligations of approximately $52 million in the aggregate under our 7 3/8% Senior Subordinated Notes due 2015. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Facility if cash were not otherwise available for such payments. Interest on the Senior Subordinated Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the Variable Rate Toggle Senior Subordinated Notes due 2013 may be paid by increasing the aggregate principal amount due under the subject notes, subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of December 30, 2007, we estimate annual interest payments of approximately $134 million in the aggregate under our Senior Subordinated Notes and Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

We are required to pay certain fees in connection with the Senior Credit Facilities and the L/C Facility. Such fees include a quarterly commitment fee of 0.375% on the unused portion of the ABL Facility, certain additional fees with respect to the letter of credit subfacility under the ABL Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2008 Quarter, we granted approximately 0.3 million shares of restricted stock. Of these grants, approximately 0.1 million shares are time-based and vest on a pro rata basis over a three year period and 0.2 million shares are performance-based and vest upon achievement of certain performance goals which consist of reportable and consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by our Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors. The total market value of the restricted shares on the date of grant was approximately $1.8 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for future business combinations after adoption. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141(R) will have on our financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe that adopting SFAS 160 will have a material impact on our financial position, results of operations or cash flows

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 2 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Derivative Financial Instruments.”

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

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc, urea and di-ammonium phosphate used in the manufacturing process. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

As of December 30, 2007, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $6.2 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $8.3 million.

As of December 30, 2007, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $33.1 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net loss of $.3 million

As of December 30, 2007, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $5.3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $3.8 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Quarterly Report on Form 10-Q. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our business strategy, future operations, financial position, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of December 30, 2007 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of December 30, 2007, we had total indebtedness of approximately $2.6 billion.

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

Our Senior Credit Facilities, as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Financing Activities,” and the indentures governing our outstanding Senior Subordinated Notes each contain covenants that, among other things, limit our ability to:

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

We may not be able to generate sufficient cash flow to pay down our debt.

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

With respect to our $347 million aggregate principal amount Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”), on any interest payment date prior to October 2, 2010, the Company may, at its option and subject to certain conditions related to the trading price of its common stock, pay interest due on any semi-annual interest payment date by increasing the principal amount of such outstanding New Notes pro-rata by the amount of interest then payable. Any increase in the aggregate outstanding principal amount of the New Notes will subject the Company to higher interest payments and increased indebtedness exposure in future periods and could have the adverse effects described above in the preceding risk factors.

We have retained a financial advisor to assist us in evaluating strategic options that may be available to us, including the possibility of sales of various assets; however, we may not be able to successfully consummate any such asset sale on a timely basis, on terms acceptable to us or at all.

We continue to explore possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell our Home and Garden Business. As a result, we have designated certain assets and liabilities related to our Home and Garden Business as held for sale and have designated our Home and Garden Business as discontinued operations. Also in connection with this process, during the fourth quarter of Fiscal 2007, we announced plans to pursue the potential sale of another strategic asset, however, we subsequently determined to postpone the strategic asset sale process due to the challenging liquidity conditions in the current credit market. Even if we are able to identify a suitable disposition opportunity, we may not be able to successfully divest any assets on terms and conditions and in a timeframe favorable to the Company, or at all.

Recent negative economic conditions and consumer fears of a recession could impact sales of our products.

Our ability to generate revenue, in particular from sales of our pet supplies, electric shaving and grooming and electric personal care products, depends significantly on discretionary consumer spending. In an economic downturn, consumer discretionary spending generally declines, and sales of certain products viewed as non-necessities may be disproportionately negatively impacted. The recent emergence of a number of negative economic factors, including heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a recession could have a negative impact on discretionary consumer spending in Fiscal 2008 and beyond. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition.

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

We and our competitors compete for consumer acceptance and limited shelf space based upon brand name recognition, perceived quality, price, performance, product packaging and design innovation, as well as creative marketing, promotion and distribution strategies. Our ability to compete in these consumer product markets may be adversely affected by a number of factors, including, but not limited to, the following:

•

We compete against many well-established companies that may have substantially greater financial and other resources, including personnel and research and development, and greater overall market share than we do.

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

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. We expect that prices for raw materials will continue to rise in 2008.

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

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our Home and Garden Business, which we have designated as discontinued operations, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. When we attempt to renew these contracts the suppliers may not be willing to include, or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. A portion of our sales to Wal-Mart and Target and a significant amount of our sales to The Home Depot and Lowe’s are attributable to our Home and Garden Business, which we have designated as discontinued operations. Wal-Mart, our largest retailer customer, accounted for approximately 19% of net consolidated sales in the Fiscal 2008 Quarter and also in Fiscal 2007. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Due to the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate their demand, which could in the future require us to carry additional inventories, increase our working capital and related financing requirements or result in excess inventory becoming unusable or obsolete. Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to fully utilize our US net operating loss carryforwards.

As of December 30, 2007, we are estimating that at September 30, 2008 we will have U.S. federal and state net operating loss carryforwards of approximately $875 and $1,264 million, respectively. These net operating loss carryforwards expire at various times between 2008 and 2027. Management has determined that it is more likely than not that the U.S. deferred tax asset associated with these net operating losses will not be realized in the future and as such has recorded a full valuation allowance to offset the net U.S. deferred tax asset. It is the Company’s intention to utilize certain of our U.S. net operating loss carryforwards upon divestiture of certain assets on favorable contractual terms. However, future taxable income may not be sufficient for full utilization of the carryforwards. In addition, the Company has had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects the Company’s U.S. net operating losses and other tax attributes to certain limitations. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

If we are unable to improve existing products and develop new, innovative products, or if our competitors introduce new or enhanced products, our sales and market share may suffer.

Both we and our competitors make significant investments in research and development. If our competitors successfully introduce new or enhanced products that present technological advantages over or otherwise outperform our products, or are perceived by consumers as doing so, we may be unable to compete successfully in market segments affected by these changes. In addition, we may be unable to compete if our competitors develop or apply technology which permits them to manufacture products at a lower relative cost. The fact that many of our principal competitors have substantially greater resources than we do increases this risk. The patent rights or other intellectual property rights of third parties, restrictions on our ability to expand or modify manufacturing capacity or financial and other constraints on our research and development activity may also limit our ability to introduce products that are competitive on a performance or cost basis.

Our future success will depend, in part, upon our ability to improve our existing products and to develop, manufacture and market new, innovative products. If we fail to successfully develop, manufacture and market new or enhanced products or develop product innovations, our ability to maintain or grow our market share may be adversely affected, which in turn could have a material adverse effect on our business, financial condition and results of operations.

As a result of our international operations, we face a number of risks related to exchange rates and foreign currencies.

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2008 Quarter, approximately 57% of our net sales and 60% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

Our international operations may expose us to a number of other risks related to conducting business in foreign countries.

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

There are three particular European Union Directives, the Restriction on the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), the Waste of Electrical and Electronic Equipment (“WEEE”) and the Directive on Batteries and Accumulators and Waste Batteries (the “Battery Directive”), that may have a material impact on our business. RoHS requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The Battery Directive bans certain chemicals and metals in batteries, establishes maximum quantities of various other chemicals and metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as the Company. Complying or failing to comply with these EU directives may harm our business. For example:

•

Although contractually assured with our suppliers, we may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold for the remainder of Fiscal 2008 for which there is reduced demand and we may need to write down the carrying value of such inventories.

•

We may be unable to sell certain of our batteries in Europe or we may have to adjust the design and production processes of certain types of our batteries to limit the quantities of certain chemicals or metals.

Many of the developing countries in which we operate do not have significant governmental regulation relating to environmental safety, occupational safety, employment practices or other business matters routinely regulated in the United States or Europe or may not rigorously enforce such regulation. As these countries and their economies develop, it is possible that new regulations or increased enforcement of existing regulations may increase the expense of doing business in these countries. In addition, social legislation in many countries in which we operate may result in significantly higher expenses associated with labor costs, terminating employees or distributors and closing manufacturing facilities. Increases in our costs as a result of increased regulation, legislation or enforcement could materially and adversely affect our business, results of operations and financial condition.

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

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures we take to protect our intellectual property rights may prove inadequate to prevent third parties from misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also invented by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the United States Patent and Trademark Office or a similar foreign agency. In addition, our intellectual property rights may be challenged by third parties. Even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Furthermore, competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the United States, which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If we are unable to establish and then adequately protect our intellectual property rights, then our business, financial condition and results of operations could be materially and adversely affected.

Claims by third parties that we are infringing on their intellectual property could adversely affect our business.

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. For example, we are involved in a number of legal proceedings with Philips with respect to trademarks owned by Philips relating to the shape of the head portion of Philips’ three-head rotary shaver. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third-party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations will be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

Our dependence on a few suppliers and one of our U.S. facilities for certain of our products makes us vulnerable to a disruption in the supply of our products.

Although we have long-standing relationships with many of our suppliers, we do not have long-term contracts with them. An adverse change in any of the following factors could have a material adverse effect on our business, financial condition and results of operations:

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

We may be exposed to significant product liability claims that our insurance may not cover and which could harm our reputation.

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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

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

The Food Quality Protection Act established the following standard for food-use pesticides: that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under this Act, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products which are sold through our Home and Garden Business, which we have designated as discontinued operations, continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third-party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

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

Outbreaks of bird flu could decrease demand for our products and negatively impact our sales.

Certain countries have experienced outbreaks of bird flu. If the United States or any significant foreign markets for our pet and wild bird feed and supplies were to experience a significant outbreak of bird flu, this could reduce the demand for our pet and wild bird feed and supplies. Any significant decrease in demand for these products could have an adverse effect on our revenues, results of operations and financial condition.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended December 30, 2007
10/1/07 – 10/28/07	13,929	$5.71	—	—
10/29/07 – 11/25/07	—	—	—	—
11/26/07 – 12/30/07	114,146	5.29	—	—

Total	128,075	$8.34	—	—

(1)

During the three months ended December 30, 2007, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of shares of the Company’s Common Stock on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

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

Date: February 8, 2008	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005.

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.1 to Amendment No.1 to the Current Report on Form 8-K/A, filed with the SEC on December 4, 2007 amending the Current Report on Form 8-K filed with the SEC on November 9, 2007).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).
Exhibit 4.7	Fifth Supplemental Indenture dated as of March 29, 2007, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture dated as of March 30, 2007, among Spectrum Brands, Inc. (the “Company”), certain subsidiaries of the Company, as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.4	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.6	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy E. Burel (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is filed by incorporation by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 12, 2005).

Exhibit 10.7	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.8	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.9	Employment Agreement dated March 27, 2007, by and between the Company and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.10	Severance Agreement, effective as of October 1, 2005 by and between the Company and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.11	Separation Agreement and Release, dated as of May 25, 2007, by and between the Company and David A. Jones (filed by incorporation by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.11	Separation Agreement and Release, dated as of August 1, 2007, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.12	Separation Agreement and Release, dated as of July 20, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).
Exhibit 10.13	First Amendment to the Separation Agreement and Release, dated as of July 24, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	Separation Agreement and Release, dated as of August 6, 2007, by and between the Company and Remy Burel (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.15	Credit Agreement dated as of March 30, 2007, among the Company, Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.16	Credit Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.17	Guarantee and Collateral Agreement dated as of March 30, 2007, among the Company, certain subsidiaries of the Company and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.18	ABL Guarantee and Collateral Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.19	Intercreditor agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.20	Exchange and Forbearance Agreement dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.21	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.22	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.23	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.24	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.25	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.26	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.27	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.28	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.29	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007) (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).
Exhibit 10.30	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007) (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on December 14, 2007) .

Exhibit 10.31	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.32	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.33	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.34	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.35	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith