Form 10-Q
period 2008-03-30
Spectrum Brands, Inc.
filed 2008-05-08
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 5, 2008, was 52,767,673.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED March 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

March 30, 2008 and September 30, 2007

(Unaudited)

(Amounts in thousands, except per share figures)

	March 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$81,454	$69,853
Receivables:
Trade accounts receivable, net of allowances of $17,878 and $17,196, respectively	365,045	352,877
Other	36,894	47,522
Inventories	468,198	396,329
Deferred income taxes	14,860	22,208
Assets held for sale	8,942	33,646
Prepaid expenses and other	56,370	53,966

Total current assets	1,031,763	976,401
Property, plant and equipment, net	275,444	281,568
Deferred charges and other	47,602	40,740
Goodwill	861,390	820,727
Intangible assets, net	1,056,223	1,047,044
Debt issuance costs	40,770	44,906

Total assets	$3,313,192	$3,211,386

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$58,378	$43,438
Accounts payable	288,417	279,548
Accrued liabilities:
Wages and benefits	58,814	67,492
Income taxes payable	15,977	18,345
Restructuring and related charges	43,065	55,793
Accrued interest	51,336	51,122
Liabilities held for sale	—	8,475
Other	81,254	81,943

Total current liabilities	597,241	606,156
Long-term debt, net of current maturities	2,584,975	2,416,916
Employee benefit obligations, net of current portion	60,295	54,469
Deferred income taxes	232,600	169,088
Other	70,998	68,585

Total liabilities	3,546,109	3,315,214
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,250 and 69,062 shares, respectively; outstanding 52,779 and 52,765 shares, respectively	692	690
Additional paid-in capital	672,562	669,274
Accumulated deficit	(918,486)	(763,370)
Accumulated other comprehensive income	89,091	65,664

	(156,141)	(27,742)
Less treasury stock, at cost, 16,327 and 16,297 shares, respectively	(76,776)	(76,086)

Total shareholders’ deficit	(232,917)	(103,828)

Total liabilities and shareholders’ deficit	$3,313,192	$3,211,386

See accompanying notes which are an integral part of these condensed consolidated financial statements.

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and six month periods ended March 30, 2008 and April 1, 2007

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		SIX MONTHS
	2008	2007	2008	2007
Net sales	$647,142	$634,465	$1,251,826	$1,245,551
Cost of goods sold	412,348	403,985	799,229	790,845
Restructuring and related charges	195	6,664	316	12,615

Gross profit	234,599	223,816	452,281	442,091
Selling	139,102	139,520	275,403	288,403
General and administrative	59,233	48,401	98,479	87,717
Research and development	6,199	7,154	11,998	14,541
Goodwill and intangibles impairment	13,200	214,039	13,200	214,039
Restructuring and related charges	5,175	11,175	10,067	14,783

Total operating expenses	222,909	420,289	409,147	619,483

Operating income (loss)	11,690	(196,473)	43,134	(177,392)
Interest expense	58,221	85,215	115,393	132,099
Other (income) expense, net	(1,054)	2,303	(1,163)	3,254

Loss from continuing operations before income taxes	(45,477)	(283,991)	(71,096)	(312,745)
Income tax expense (benefit)	66,329	(45,886)	82,774	(57,070)

Loss from continuing operations	(111,806)	(238,105)	(153,870)	(255,675)
Income (loss) from discontinued operations, net of tax	93	590	(1,245)	(650)

Net loss	$(111,713)	$(237,515)	$(155,115)	$(256,325)

Basic earnings per share:
Weighted average shares of common stock outstanding	50,897	49,811	50,937	49,828
Loss from continuing operations	$(2.19)	$(4.78)	$(3.02)	$(5.13)
Income (loss) from discontinued operations	—	0.01	(0.03)	(0.01)

Net loss	$(2.19)	$(4.77)	$(3.05)	$(5.14)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,897	49,811	50,937	49,828
Loss from continuing operations	$(2.19)	$(4.78)	$(3.02)	$(5.13)
Income (loss) from discontinued operations	—	0.01	(0.03)	(0.01)

Net loss	$(2.19)	$(4.77)	$(3.05)	$(5.14)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the six month periods ended March 30, 2008 and April 1, 2007

(Unaudited)

(Amounts in thousands)

	SIX MONTHS
	2008	2007
Cash flows from operating activities:
Net loss	$(155,115)	$(256,325)
Loss from discontinued operations	(1,245)	(650)
Loss from continuing operations	(153,870)	(255,675)
Non-cash adjustments to loss from continuing operations:
Depreciation	29,188	21,087
Amortization	22,494	15,386
Amortization of debt issuance costs	4,288	3,822
Impairment of goodwill and intangibles	13,200	214,039
Other non-cash adjustments	84,652	(20,428)
Net changes in assets and liabilities, net of discontinued operations	(136,347)	(180,232)

Net cash used by operating activities of continuing operations	(136,395)	(202,001)
Net cash used by operating activities of discontinued operations	(296)	(13,001)

Net cash used by operating activities	(136,691)	(215,002)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,122)	(14,689)
Proceeds from sale of equipment	126	231

Net cash used by investing activities of continuing operations	(9,996)	(14,458)
Net cash provided by investing activities of discontinued operations	15,076	—

Net cash provided (used) by investing activities	5,080	(14,458)

Cash flows from financing activities:
Reduction of debt	(146,201)	(1,715,780)
Proceeds from debt financing	285,000	2,076,623
Debt issuance costs	(152)	(40,969)
Treasury stock purchases	(690)	(665)

Net cash provided by financing activities	137,957	319,209
Effect of exchange rate changes on cash and cash equivalents	5,255	62

Net increase in cash and cash equivalents	11,601	89,811
Cash and cash equivalents, beginning of period	69,853	28,430

Cash and cash equivalents, end of period	$81,454	$118,241

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

The Company manages its business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s lawn and garden and household insect control businesses (the “Home and Garden Business”).

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets lawn fertilizers, herbicides, insecticides and repellents in North America. The Company’s operations utilize manufacturing and product development facilities located in the United States, Europe, China and Latin America.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1, Spectracide, Cutter and various other brands.

In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of the Company’s fiscal year ended September 30, 2007 the Company approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of United States (“U.S.”) and Canadian divisions. As a result, the Company designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations. On November 1, 2007, the Company sold the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the sale of the Canadian division of the Home and Garden Business.

During the second quarter of the Company’s fiscal year ending September 30, 2008 the Company determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, the Company reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as an asset held and used. Accordingly, the presentation herein of the results of continuing operations includes the Home and Garden Business, without the Canadian division which, as indicated above, was sold on November 1, 2007, for all periods presented.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 30, 2008, the results of operations for the three and six month periods ended March 30, 2008 and April 1, 2007, and cash flows for the six month periods ended March 30, 2008 and April 1, 2007. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Discontinued Operations: On November 1, 2007, the Company sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled $14,931 and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in the Condensed Consolidated Statements of Cash Flows (Unaudited) included in this Quarterly Report on Form 10-Q. On February 5, 2008, the Company finalized the contractual working capital adjustment in connection with this sale which increased proceeds received by the Company by $500. As a result of the finalization of the contractual working capital adjustments the Company recorded a loss on disposal of $1,087, net of tax benefit.

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended March 30, 2008 and April 1, 2007, respectively:

	Three Months		Six Months
	2008(A)	2007(B)	2008(A)	2007(B)
Net sales	$—	$25,495	$4,732	$34,609

Income (loss) from discontinued operations before income taxes	$93	$890	$(1,896)	$(1,049)
Provision for income tax expense (benefit)	—	300	(651)	(399)

Income (loss) from discontinued operations, net of tax	$93	$590	$(1,245)	$(650)

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

(A)

The three month period ended March 30, 2008 represents the adjustment of certain liabilities, primarily professional fees related to the sale of the Canadian division of the Home and Garden Business. The six month period ended March 30, 2008 represents results from discontinued operations from October 1, 2007 through November 1, 2008, the date of sale. Included in the loss for the six month period is a loss on disposal of $1,087, net of tax benefit.

(B)

The three month period ended April 1, 2007 represents results from discontinued operations from January 1, 2007 through April 1, 2007. The six month period ended April 1, 2007 represents results for the discontinued operations for October 1, 2006 through April 1, 2007.

Assets Held for Sale: At March 30, 2008 assets totaling $8,942, which consists primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil, were included in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited). At September 30, 2007, the Company had assets and liabilities of $24,975 and $8,475, respectively, related to the Canadian division of the Home and Garden Business included in Assets held for sale and liabilities held for sale in its Condensed Consolidated Balance Sheets (Unaudited). See Discontinued Operations in this Note 2 above for additional information. The remaining balance in Assets held for sale in the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2007, consists primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 5 to 19 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually at the reporting unit level. If an impairment is indicated, a writedown to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The fair values of the Company’s goodwill and trade name intangibles were tested as of December 31, 2007 and April 1, 2007. Goodwill and trade name intangibles were tested as of December 31, 2007 in conjunction with the Company’s reclassification of the Home and Garden Business from an asset held for sale to an asset held and used coupled with a change in circumstances which indicated that the carrying value of certain of the Company’s reporting units may not be recoverable. Goodwill and trade name intangibles were tested as of April 1, 2007 in conjunction with the Company’s realignment of reportable segments.

In accordance with SFAS 142, the Company conducted impairment testing on the Company’s goodwill. The Company used the discounted estimated future cash flows methodology to determine the fair value of its reporting units. Assumptions critical to the Company’s fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

comparison to the market capitalization of the Company. The Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. As a result of the testing performed as of December 31, 2007 this first step indicated that the fair value of the Company’s reporting units were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. As a result of the testing performed as of April 1, 2007 this first step indicated that the fair value of the Company’s North America reporting unit, which is included in the Global Batteries & Personal Care reportable segment, was less than the Company’s North America reporting unit’s carrying amount and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142. Accordingly, the Company then compared the carrying amount of the North America reporting unit’s goodwill against the respective implied fair value of goodwill. The carrying amount of the North America reporting unit’s goodwill was determined to exceed its implied fair value and, therefore, the Company recorded an impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill. As a result of this goodwill impairment analysis, the Company recorded a non-cash pretax goodwill impairment charge of approximately $214,039 during the three months ended April 1, 2007. This impairment of goodwill is primarily attributed to lower forecasted profits of the North America reporting unit, reflecting more conservative future growth rates, coupled with an increase in its carrying value during the six month period ended April 1, 2007.

The recognition of the $214,039 non-cash impairment of goodwill for the three months ended April 1, 2007, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the three and six month periods ended April 1, 2007. The impairment will not result in future cash expenditures.

In addition, in accordance with SFAS 142, as of December 31, 2007 and April 1, 2007 the Company also compared the carrying amount of indefinite-lived trade name intangible assets with their respective implied fair value. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates were: (i) royalty rates; and (ii) projected average revenue growth rates. As a result, the Company concluded that as of December 31, 2007 the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets. Accordingly, the Company recorded a non-cash pretax impairment charge of $13,200, equal to the excess of the carrying amounts of these intangible assets over the implied fair value of such assets. This impairment of indefinite-lived intangible assets, which related to the Home and Garden Business, is primarily attributed to lower forecasted sales of products sold under the respective impaired trade name. As a result of the testing performed as of April 1, 2007 the Company concluded that the fair values of its trade name intangible assets were in excess of their respective carrying amounts and, hence, such assets were not impaired.

The recognition of the $13,200 non-cash impairment of indefinite-lived intangible assets for the three months ended March 30, 2008, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the three and six month periods ended March 30, 2008. The impairment will not result in future cash expenditures.

The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. Subsequent to March 30, 2008 there have been significant cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company’s Home and Garden Business, namely urea, diammonium phosphate and potash. If the cost of these commodities were to remain at, or increase from, their current levels and the Company was unable to offset or temper a significant portion of such higher costs by securing higher selling prices,

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

implementing cost reduction programs, or a combination of both, the cash flows of the Home and Garden Business could be negatively impacted which could result in a future impairment of goodwill related to that reporting unit.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $57,542 and $106,706 for the three and six month periods ended March 30, 2008, respectively, and $58,502 and $104,917 for the three and six month periods ended April 1, 2007, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 17% and 18% of the Company’s Net sales during the three and six month periods ended March 30, 2008, respectively, and 20% of the Company’s Net sales during both the three and six month periods ended April 1, 2007. This major customer also represented approximately 16% and 11% of the Company’s trade accounts receivable, net as of March 30, 2008 and September 30, 2007, respectively.

Approximately 39% and 46% of the Company’s Net sales during the three and six month periods ended March 30, 2008, respectively, and 40% and 45% of the Company’s Net sales during the three and six month periods ended April 1, 2007, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

SFAS 123(R) requires the Company to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and six month periods ended March 30, 2008, was $1,388, or $861, net of taxes, and $3,249, or $2,014, net of taxes, respectively, and during the three and six month periods ended April 1, 2007 was $4,818 and $8,626, or $3,228 and $5,779, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). The Company expects that total stock compensation expense for 2008 will be approximately $6,555 before the effect of income taxes. As of March 30, 2008, there was $10,405 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Stock options previously awarded generally vest under a combination of time-based and performance-based vesting criteria. Under the time-based vesting, the stock options become exercisable primarily in equal increments over a three year period, while under the performance-based vesting such options become exercisable over the same time period if certain performance criteria are met or one day prior to the end of the exercise period, if certain performance criteria are not met. The period during which such options, if vested, may be exercised generally extends ten years from the date of grant.

Restricted stock shares granted through the fiscal year ended September 30, 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a three or four year vesting period and approximately 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of Earnings Per Share (“EPS”), segment Earnings Before Interest and Taxes (“EBIT”) and cash flow components. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time-based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors or if the employee is terminated without cause.

Restricted stock shares granted in Fiscal 2007 generally have vesting periods which can range from one to five years. Approximately 89% of the shares granted are purely performance based and vest only upon the achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by the Company for purposes of such awards. The remaining shares granted in Fiscal 2007 are time based, which vest either 100% after three years or on a pro rata basis over three years. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors or if the employee is terminated without cause.

During the six month period ended March 30, 2008, the Company granted approximately 308 shares of restricted stock. Of these grants, 58 shares are time based and vest on a pro rata basis over a three year period and 250 are purely performance based and vest only upon achievement of certain performance goals which consist of reportable segment and consolidated company EBITDA and cash flow components, each as defined by the Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors or if the employee is terminated without cause.

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation. In 2004, the Company’s Board of Directors (the “Board”) adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of March 30, 2008, 2,574 restricted shares had been granted, net of forfeitures and shares surrendered by employees for payment of taxes on such awards, and 1,356 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of March 30, 2008 there were options with respect to 1,152 shares of common stock and 526 restricted shares outstanding under the 1997 Plan, and options with respect to 180 shares of common stock outstanding under the 1996 Plan. The fair value of restricted stock is determined based on the market price per share of the Company’s common stock on the grant date. A summary of the status of the Company’s non-vested restricted stock as of March 30, 2008 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2007	2,265	$15.56	$35,242
Granted	308	5.73	1,765
Vested	(514)	19.00	(9,769)
Forfeited	(177)	30.26	(5,356)

Restricted stock at March 30, 2008	1,882	$11.63	$21,882

The following table summarizes the stock option transactions for the six month period ended March 30, 2008:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2007	1,510	$15.82
Forfeited	(178)	17.45

Outstanding, at March 30, 2008	1,332	$15.58

Options exercisable at March 30, 2008	1,232	$15.72

The following table summarizes information about options outstanding and options outstanding and exercisable as of March 30, 2008:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	996	4.10 years	$13.49	902	$13.53
$16.19 – $21.50	92	0.69	19.36	90	19.33
$21.63 – $28.70	244	1.09	22.67	240	22.60

	1,332	3.31	$15.58	1,232	$15.72

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. During the three month periods ended March 30, 2008 and April 1, 2007, $662 and $1,940 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the three month periods ended March 30, 2008 and April 1, 2007, no adjustments were recorded to Interest expense for ineffectiveness from such hedges as such amounts were de minimis. During the six month periods ended March 30, 2008 and April 1, 2007, $2,264 and $3,745 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the six month periods ended March 30, 2008 and April 1, 2007, no adjustments were recorded to Interest expense for ineffectiveness from such hedges as such amounts were de minimis. At March 30, 2008, the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.46% for a notional principal amount of $170,000 through October 2008 and 5.49% for a notional principal amount of $225,000 through March 2010 and 3.01% for a notional principal amount of $80,000 through April 2010. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €185,000 through September 2008. The derivative net loss on these contracts recorded in AOCI at March 30, 2008 was $8,255, net of tax benefit of $5,060. The derivative net gain on these contracts recorded in AOCI at September 30, 2007 was $163, net of tax expense of $100. At March 30, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $5,350, net of tax benefit.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third-party and inter-company sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended March 30, 2008 and April 1, 2007, $416 and $359 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Net sales. During the six month periods ended March 30, 2008 and April 1, 2007, $1,374 and $538 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Net sales. During the three month periods ended March 30, 2008 and April 1, 2007, $1,804 and $408 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During the six month periods ended March 30, 2008 and April 1, 2007, $4,698 and $549 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Condensed Consolidated Balance Sheet (Unaudited). During the three month periods ended March 30, 2008 and April 1, 2007, $0 and $351 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the six month periods ended March 30, 2008 and April 1, 2007, $0 and $756 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for both the three month periods ended March 30, 2008 and April 1, 2007 was $0. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for both the six month periods ended March 30, 2008 and April 1, 2007 was $0. The derivative net loss on these contracts recorded in AOCI at March 30, 2008 was $8,045, net of tax benefit of $3,251. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $6,010, net of tax benefit of $3,318. At March 30, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $6,781, net of tax benefit.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third-party and inter-company payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheets (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During the three month periods ended March 30, 2008 and April 1, 2007, $9,191 and $215 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the six month periods ended March 30, 2008 and April 1, 2007, $15,627 and $4,032 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At March 30, 2008, $134,491 of such foreign exchange derivative contracts were outstanding. At September 30, 2007, $125,771 of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and diammonium phosphate used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended March 30, 2008 and April 1, 2007, $727 and $7,719, of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally effective, however, during the three month periods ended March 30, 2008 and April 1, 2007, $24 and $453, of pretax derivative gains and losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. During the six month periods ended March 30, 2008 and April 1, 2007, $564 and $12,313, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally effective, however, during the six month periods ended March 30, 2008 and April 1, 2007, $303 and $388 of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At March 30, 2008, the Company had a series of such swap contracts outstanding through March 2010 with a contract value of $44,668. At September 30, 2007, $64,043 of such commodity contracts were outstanding. The derivative net loss on these contracts recorded in AOCI at March 30, 2008, was $2,289, net of tax benefit of $1,134. The derivative net loss on these contracts recorded in

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

AOCI at September 30, 2007 was $1,107, net of tax benefit of $529. At March 30, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1,964, net of tax.

3    OTHER COMPREHENSIVE LOSS

Comprehensive income and the components of other comprehensive income, net of tax, for the three and six month periods ended March 30, 2008 and April 1, 2007, respectively, are as follows:

	Three Months		Six Months
	2008	2007	2008	2007
Net loss	$(111,713)	$(237,515)	$(155,115)	$(256,325)
Other comprehensive income:
Foreign currency translation	30,082	907	39,482	11,990
Adjustment of additional minimum pension liability	—	(52)	—	(1,614)
Valuation allowance adjustments	(3,269)	—	(4,636)	—
Pension liability adjustments	103	—	206	—
Net unrealized loss on derivative instruments	(8,365)	(10,197)	(11,622)	(5,656)

Net change to derive comprehensive income for the period	18,551	(9,342)	23,430	4,720

Comprehensive loss	$(93,162)	$(246,857)	$(131,685)	$(251,605)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ deficit. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and six month periods ended March 30, 2008 and April 1, 2007 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4    NET LOSS PER COMMON SHARE

Net loss per common share for the three and six month periods ended March 30, 2008 and April 1, 2007, respectively, is calculated based upon the following number of shares:

	Three Months		Six Months
	2008	2007	2008	2007
Basic	50,897	49,811	50,937	49,828
Effect of restricted stock and assumed conversion of options	—	—	—	—

Diluted	50,897	49,811	50,937	49,828

For the three and six month periods ended March 30, 2008 and April 1, 2007, respectively, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

5    INVENTORIES

Inventories, which are stated at the lower of cost or market, consist of the following:

	March 30, 2008	September 30, 2007
Raw materials	$108,063	$102,353
Work-in-process	33,693	29,455
Finished goods	326,442	264,521

	$468,198	$396,329

6    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2007	$129,899	$161,078	$529,750	$820,727
Purchase price allocation(A), (B)	—	(1,064)	(379)	(1,443)
Effect of translation	14,572	—	27,534	42,106

Balance as of March 30, 2008	$144,471	$160,014	$556,905	$861,390

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2007	$387,789	$138,400	$310,637	$836,826
Purchase price allocation(C)	(1,900)	—	—	(1,900)
Impairment charge	—	(13,200)	—	(13,200)
Effect of translation	17,913	—	18,589	36,502

Balance as of March 30, 2008	$403,802	$125,200	$329,226	$858,228
Intangible Assets Subject to Amortization
Balance as of September 30, 2007, gross	$16,954	$89,450	$155,816	$262,220
Less: Accumulated amortization	(4,388)	(15,103)	(32,511)	(52,002)

Balance as of September 30, 2007, net	$12,566	$74,347	$123,305	$210,218
Additions	—	—	52	52
Amortization during period	(546)	(11,999)	(6,700)	(19,245)
Effect of translation	1,329	—	5,641	6,970

Balance as of March 30, 2008, net	$13,349	$62,348	$122,298	$197,995

Total Intangible Assets, net	$417,151	$187,548	$451,524	$1,056,223

(A)

During the six month period ended March 30, 2008, the Company reduced goodwill in its Home and Garden Business segment as a result of adjustment to certain liabilities assumed in connection with the Company’s February 7, 2005 acquisition of United Industries Corporation (“United”) recorded in accordance with Emerging Issues Task Force (“EITF”) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

(B)

During the six month period ended March 30, 2008, the Company reduced goodwill in its Global Pet Supplies segment as a result of a partial reversal of a tax contingency reserve recorded in connection with the acquisition of Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”).

(C)

During the six month period ended March 30, 2008, in accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company reduced Global Batteries & Personal Care segment intangible assets as a result of the estimated reversal in Fiscal 2008 of a portion of the valuation allowance established against net deferred tax assets at the time of the acquisition of the Company’s Brazilian battery business as all prior goodwill had been written off.

Intangible assets subject to amortization include proprietary technology, customer relationship intangibles and certain trade names. The carrying value of technology assets was $35,125, net of accumulated amortization of $12,642, at March 30, 2008 and $35,635, net of accumulated amortization of $10,726, at September 30, 2007. The carrying value of customer relationship intangibles was $160,094, net of accumulated amortization of $50,424, at March 30, 2008 and $169,715, net of accumulated amortization of $35,586, at September 30, 2007. The carrying value of trade name intangibles was $2,775, net of accumulated amortization of $8,181 at March 30, 2008 and $4,868, net of accumulated amortization of $5,690 at September 30, 2007.

Of the intangible assets acquired in the United acquisition and the Company’s acquisition of Jungle Laboratories Corporation (“Jungle Labs”), customer relationships and technology assets have been assigned a life of approximately 12 years and certain trade names have been assigned a life of 5 years. Of the intangible assets acquired in the Company’s acquisition of Tetra, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

Amortization expense for the three and six month periods ended March 30, 2008 and April 1, 2007, respectively, is as follows:

	Three Months		Six Months
	2008	2007	2008	2007
Proprietary technology amortization	$964	$910	$1,916	$1,821
Customer relationships amortization	12,293	2,338	14,838	4,676
Trade names amortization	2,391	167	2,491	334

	$15,648	$3,415	$19,245	$6,831

The Company estimates annual amortization expense for the next five fiscal years will approximate $21,729 per year.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

7    DEBT

Debt consists of the following:

	March 30, 2008		September 30, 2007
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	2,873	8.5%
Senior Subordinated Notes, due October 2, 2013	347,012	11.5%	347,012	11.3%
Term Loan B, U.S. Dollar, expiring March 30, 2013	983,837	7.9%	997,500	9.6%
Term Loan, Euro, expiring March 30, 2013	406,693	9.0%	369,855	8.8%
Revolving Credit Facility, expiring September 28, 2011	150,500	5.5%	—	—
Other notes and obligations	36,986	7.8%	28,719	5.6%
Capitalized lease obligations	15,452	4.9%	14,395	5.0%

	2,643,353		2,460,354
Less current maturities	58,378		43,438

Long-term debt	$2,584,975		$2,416,916

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

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

On September 28, 2007, as provided for in the Senior Credit Agreement, the Company entered into a $225,000 U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from the Company’s operations and available cash from prior borrowings under its Senior Credit Agreement in connection with the above-referenced refinancing. The Company, at its option, may increase the existing $225,000 commitment under the ABL Facility up to $300,000 upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement and borrowings under the ABL Facility during the first half of Fiscal 2008, as of

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

March 30, 2008, the Company had aggregate borrowing availability of approximately $36,659, net of lender reserves of $31,825 and outstanding letters of credit of $3,000, under the ABL Facility. As of September 30, 2007, the Company had aggregate borrowing availability of approximately $171,005, net of lenders reserves of $32,370, under the ABL Facility. References to “Senior Credit Facilities” in this Quarterly Report on Form 10-Q, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During the six month period ended March 30, 2008, the Company prepaid $18,847 of term loan indebtedness under its Senior Credit Agreement with borrowings under the ABL Facility and net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations for further details on the sale of the Canadian division of the Home and Garden Business.

At March 30, 2008, the aggregate amount outstanding under the Company’s Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,593,588, including principal amounts of $983,837 under the U.S. Dollar Term B Loan, €257,776 under the Euro Facility (USD $406,693 at March 30, 2008), $153,500 under the ABL Facility, including $3,000 in letters of credit. Letters of credit outstanding under the L/C Facility totaled $49,558 at March 30, 2008.

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

The Senior Credit Agreement and ABL Credit Agreement each provide for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing under either agreement, amounts due under such agreement may be accelerated and the rights and remedies of the lenders under such agreement available under the applicable loan documents may be exercised, including rights with respect to the collateral securing the obligations under such agreement.

As of March 30, 2008, the Company was in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Senior Subordinated Notes

At March 30, 2008, the Company had outstanding principal of $700,000 under its 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $2,873 under its 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347,012 under its Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of March 30, 2008, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 11 1/2%.

The Company may redeem all or a part of the Variable Rate Toggle Senior Subordinated Notes due 2013 upon not less than 30 nor more than 60 days notice, at specified redemption prices. The terms of the 8 1/2% Senior Subordinated Notes due 2013 and 7 3/8% Senior Subordinated Notes due 2015 do not currently permit redemption. Further, the indentures governing the 7 3/8% Senior Subordinated Notes due 2015 and the Variable Rate Toggle Senior Subordinated Notes due 2013 require the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indentures and require prepayment in connection with certain asset sales.

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

As of March 30, 2008, the Company was in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. The Company, however, is subject to certain restrictions under the terms of the respective indentures because, due to significant restructuring charges and reduced business performance, the Company does not currently satisfy the Fixed Charge Coverage Ratio test of 2:1 under each of the indentures. Until the test is satisfied, the Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

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

The Company’s results of operations for the three and six month periods ended March 30, 2008 and April 1, 2007, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation benefit cost	2008	2007	2008	2007
Service cost	$668	$782	$1,336	$1,565
Interest cost	1,669	1,393	3,338	2,786
Expected return on assets	(1,207)	(1,017)	(2,414)	(2,035)
Settlement and Curtailment	—	173	—	347
Amortization of prior service cost	63	64	127	127
Recognized net actuarial loss	70	156	139	312

Net periodic benefit cost	$1,263	$1,551	$2,526	$3,102

	Three Months		Six Months
Pension and deferred compensation contributions	2008	2007	2008	2007
Contributions made during period	$1,309	$198	$1,979	$779

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

The Company sponsors a defined contribution retirement plan for its domestic employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from up to 4% of participants’ compensation, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month periods ended March 30, 2008 were $1,150 and $2,415, respectively.

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

9    INCOME TAXES

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized no cumulative effect adjustment. As of October 1, 2007 and March 30, 2008, the Company had approximately $7,933 and $7,354 of unrecognized tax benefits, respectively, of which approximately $4,630 and $4,785, respectively, would affect the Company’s effective tax rate if recognized and approximately $2,629 and $1,900, respectively, of which would result in a reduction in goodwill if recognized. The change from October 1, 2007 to March 30, 2008 is primarily a result of the accrual of additional interest and penalties and the settlement of a tax examination in Germany as further discussed below.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 1, 2007 and March 30, 2008, the Company had approximately $1,525 and $1,713, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company does not expect any significant increases in the unrecognized tax benefits within twelve months of the reporting date of this Quarterly Report on Form 10-Q.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S, federal tax filings for years prior to and including the

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Company’s fiscal year ended September 30, 2004 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2004 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2005, 2006 and 2007 remain open to examination by the IRS. Various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

During the six month period ended March 30, 2008, certain of the German legal entities acquired by the Company in April, 2005 settled German tax audits for the fiscal years ended 2001 through 2004. As a result of the settlement, the Company reduced its unrecognized tax benefits by approximately $734, resulting in a reduction of goodwill of approximately $379 and the remainder of which was reclassified as a current tax liability.

The Company cannot predict the ultimate outcome of its current tax examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

10    SEGMENT RESULTS

In Fiscal 2007 the Company began managing its business in three vertically integrated, product-focused reporting segments; (i) Global Batteries & Personal Care; (ii) Global Pet Supplies and (iii) the Home and Garden Business.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three and six month periods ended March 30, 2008 and April 1, 2007 and at March 30, 2008 and September 30, 2007 is as follows:

	Three Months		Six Months
	2008	2007	2008	2007
Net sales from external customers
Global Batteries & Personal Care	$307,596	$297,189	$725,655	$724,059
Global Pet Supplies	148,408	142,545	290,869	280,226
Home and Garden Business	191,138	194,731	235,302	241,266

Total segments	$647,142	$634,465	$1,251,826	$1,245,551

	Three Months		Six Months
	2008	2007	2008	2007
Segment profit
Global Batteries & Personal Care	$24,675	$22,144	$71,766	$61,952
Global Pet Supplies	15,276	16,357	32,089	34,697
Home and Garden Business	(549)	14,779	(19,633)	(1,483)

Total segments	39,402	53,280	84,222	95,166
Corporate expense	9,142	17,875	17,505	31,121
Restructuring and related charges	5,370	17,839	10,383	27,398
Goodwill and intangibles impairment	13,200	214,039	13,200	214,039
Interest expense	58,221	85,215	115,393	132,099
Other (income) expense, net	(1,054)	2,303	(1,163)	3,254

Loss from continuing operations before income taxes	$(45,477)	$(283,991)	$(71,096)	$(312,745)

	March 30, 2008	September 30, 2007
Segment total assets
Global Batteries & Personal Care	$1,271,338	$1,328,802
Global Pet Supplies	1,265,659	1,202,263
Home and Garden Business	635,752	564,188

Total segments	3,172,749	3,095,253
Corporate	140,443	116,133

Total assets at period end	$3,313,192	$3,211,386

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

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended March 30, 2008 and April 1, 2007 respectively:

	Three Months		Six Months
	2008	2007	2008	2007
Cost of goods sold:
Global Batteries & Personal Care	$73	$2,703	$207	$5,577
Global Pet Supplies	122	3,961	109	7,038
Home and Garden Business	—	—	—	—

Total restructuring and related charges in cost of goods sold	195	6,664	316	12,615
Operating expenses:
Global Batteries & Personal Care	2,762	7,309	4,538	7,307
Global Pet Supplies	687	2,506	966	3,899
Home and Garden Business	711	1,360	1,950	3,577
Corporate	1,015	—	2,613	—

Total restructuring and related charges in operating expenses	5,175	11,175	10,067	14,783

Total restructuring and related charges	$5,370	$17,839	$10,383	$27,398

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company recorded $12 of pretax restructuring and related charges during both the three and six month period ended March 30, 2008, respectively, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $10,935 since the inception of the Latin American Initiatives.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and activity that occurred during Fiscal 2008:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$124	$576	$700
Provisions	—	(30)	(30)
Non-cash items	—	42	42

Accrual balance at March 30, 2008	$124	$588	$712

Expensed as incurred(A)	$42	$—	$42

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 10, Segment Results, for additional discussion on the Company’s realignment of its operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $4,532 and $9,011 of pretax restructuring and related charges during the three and six month period ended March 30, 2008, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $78,000, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that occurred during Fiscal 2008:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$27,477	$4,043	$31,520
Provisions	5,600	(50)	5,550
Cash expenditures	(13,539)	(343)	(13,882)
Non-cash items	1,411	(268)	1,143

Accrual balance at March 30, 2008	$20,949	$3,382	$24,331

Expensed as incurred(A)	$918	$2,543	$3,461

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during Fiscal 2008, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2008	$4,447	$1,951	$2,613	$9,011
Restructuring and related charges since initiative inception	$34,129	$4,446	$22,706	$61,281
Total future restructuring and related charges expected	$8,168	$2,383	$5,617	$16,168

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company recorded $(10) and $164 of pretax restructuring and related charges during the three and six month period ended March 30, 2008, respectively, in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,910 since the inception of the European Initiatives.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during Fiscal 2008:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$5,224	$—	$5,224
Cash expenditures	(364)	(349)	(713)
Non-cash items	(492)	1,025	533

Accrual balance at March 30, 2008	$4,368	$676	$5,044

Expensed as incurred(A)	$—	$164	$164

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives

In connection with the acquisitions of United and Tetra in 2005, the Company implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into the Company’s operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities of the Company’s Global Pet Supplies business. In addition, certain corporate finance functions were shifted to the Company’s global headquarters in Atlanta, Georgia.

Effective October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Company recorded $27 and $121 of pretax restructuring and related charges during the three and six month period ended March 30, 2008, in connection with the integration of the United home and garden business. The Company recorded pretax restructuring and related charges of $9,228 since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $809 and $1,075 of pretax restructuring and related charges during the three and six month period ended March 30, 2008, respectively, primarily in connection with its integration activities within the Global Pet Supplies business. The Company has recorded pretax restructuring and related charges of $32,596 since the inception of the integration activities within Global Pet Supplies.

During the fiscal year ended September 30, 2005, the Company also announced the closure of a zinc carbon manufacturing facility in France within Global Batteries and Personal Care. The Company recorded no pretax restructuring and related charges during the three month period ended March 30, 2008 in connection with this closure. The costs associated with the initiative are complete and totaled $10,955.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that occurred during Fiscal 2008:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$2,747	$2,138	$4,885
Provisions	145	—	145
Cash expenditures	(1,101)	(708)	(1,809)
Non-cash items	(1,317)	914	(403)

Accrual balance at March 30, 2008	$474	$2,344	$2,818

Expensed as incurred(A)	$574	$477	$1,051

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$100	$11,770	$11,870
Cash expenditures	(82)	(1,325)	(1,407)
Non-cash expenditures	—	(1,862)	(1,862)

Accrual balance at March 30, 2008	$18	$8,583	$8,601

(A)

Represents costs to exit activities of the acquired United and Tetra businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Global Pet Supplies and home and garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of EITF Issue 95-3.

12    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,829, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At March 30, 2008 and September 30, 2007, these amounts totaled approximately $25,755 and $32,747, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company is a defendant in various matters of litigation generally arising out of the normal course of business. Such litigation includes legal proceedings with Philips in Europe and Latin America with respect to trademark or other intellectual property rights. Effective April 1, 2008, Koninklijke Philips Electronics N.V. and Spectrum Brands, Inc., as a matter of commercial expediency, agreed not to continue to pursue litigation over the validity and infringement of the Philips’ trade marks relating to the three-headed rotary razor.

The Company is also involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda., Interelectrica Administração e Participações Ltda., and VARTA AG, the former owners of the Company’s subsidiary Microlite S.A., with respect to a number of matters arising out of the Company’s acquisition of Microlite, including the Company’s right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and the Company’s obligation to pay additional amounts to Tabriza arising out of its earn-out rights under the acquisition agreement. The Company acquired Microlite in the Company’s fiscal year ended September 30, 2004. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending the final decision by the arbitration panel. Among the matters decided at the summary judgment stage, the arbitration panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from the Company interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from the Company an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. The Company currently estimates that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which has been reflected as additional acquisition consideration, will be at least $5,000. Such additional amount due Tabriza is included in Accrued liabilities: Other, in the Condensed Consolidated Balance Sheets (Unaudited) as of March 30, 2008 and September 30, 2007. The arbitration panel held a hearing on the remaining open matters in February 2008 and post-hearing submissions continue with respect to the proceeding. It is currently anticipated that the arbitration panel will issue its final decision prior to the end of Fiscal 2008. Determination of the total net amount owed by or payable to the Company arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

13    NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its financial position, results of operations and cash flows.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

March 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,398	$1,569	$76,487	$—	$81,454
Receivables, net	978,431	436,457	214,818	(1,227,767)	401,939
Inventories	84,521	203,954	185,299	(5,576)	468,198
Assets held for sale	—	316	8,626	—	8,942
Prepaid expenses and other	23,369	22,040	24,353	1,468	71,230

Total current assets	1,089,719	664,336	509,583	(1,231,875)	1,031,763
Property, plant and equipment, net	52,756	70,418	152,270	—	275,444
Goodwill	100	442,737	416,229	2,324	861,390
Intangible assets, net	221,469	404,844	430,097	(187)	1,056,223
Deferred charges and other	706,373	467,837	(773,556)	(353,052)	47,602
Debt issuance costs	40,770	—	—	—	40,770
Investments in subsidiaries	4,592,352	4,401,359	3,544,504	(12,538,215)	—

Total assets	$6,703,539	$6,451,531	$4,279,127	$(14,121,005)	$3,313,192

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$92,816	$84	$38,024	$(72,546)	$58,378
Accounts payable	454,775	1,111,793	138,519	(1,416,670)	288,417
Accrued liabilities	94,098	46,516	109,832	—	250,446

Total current liabilities	641,689	1,158,393	286,375	(1,489,216)	597,241
Long-term debt, net of current maturities	2,570,514	602,643	(583,222)	(4,960)	2,584,975
Employee benefit obligations, net of current portion	9,303	(593)	51,585	—	60,295
Deferred income taxes	67,798	98,736	66,066	—	232,600
Other	14,034	—	56,964	—	70,998

Total liabilities	3,303,338	1,859,179	(122,232)	(1,494,176)	3,546,109
Shareholders’ equity:
Common stock	692	451	537,967	(538,418)	692
Additional paid-in capital	672,444	1,421,969	4,287,771	(5,709,622)	672,562
Accumulated deficit	(883,864)	133,473	(547,486)	379,391	(918,486)
Accumulated other comprehensive income (loss)	3,687,705	3,036,459	123,107	(6,758,180)	89,091

	3,476,977	4,592,352	4,401,359	(12,626,829)	(156,141)
Less treasury stock, at cost	(76,776)	—	—	—	(76,776)

Total shareholders’ equity (deficit)	3,400,201	4,592,352	4,401,359	(12,626,829)	(232,917)

Total liabilities and shareholders’ equity (deficit)	$6,703,539	$6,451,531	$4,279,127	$(14,121,005)	$3,313,192

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

September 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$1,473	$56,778	$—	$69,853
Receivables, net	266,997	292,498	137,326	(296,422)	400,399
Inventories	145,850	74,832	176,601	(954)	396,329
Assets held for sale	(22,397)	47,688	8,355	—	33,646
Prepaid expenses and other	40,699	9,305	24,702	1,468	76,174

Total current assets	442,751	425,796	403,762	(295,908)	976,401
Property, plant and equipment, net	65,427	64,351	151,790	—	281,568
Goodwill	3,298	435,603	379,502	2,324	820,727
Intangible assets, net	226,515	433,842	386,874	(187)	1,047,044
Deferred charges and other	702,934	426,867	23,446	(1,112,507)	40,740
Debt issuance costs	44,906	—	—	—	44,906
Investments in subsidiaries	5,097,465	4,326,785	3,559,881	(12,984,131)	—

Total assets	$6,583,296	$6,113,244	$4,905,255	$(14,390,409)	$3,211,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$72,134	$30	$29,628	$(58,354)	$43,438
Accounts payable	440,746	236,438	191,634	(589,270)	279,548
Accrued liabilities	94,728	68,622	119,820	—	283,170

Total current liabilities	607,608	305,090	341,082	(647,624)	606,156
Long-term debt, net of current maturities	2,403,531	609,706	66,730	(663,051)	2,416,916
Employee benefit obligations, net of current portion	10,531	(513)	44,451	—	54,469
Deferred income taxes	4,973	101,496	62,618	1	169,088
Other	4,997	—	63,589	(1)	68,585

Total liabilities	3,031,640	1,015,779	578,470	(1,310,675)	3,315,214
Shareholders’ equity:
Common stock	690	547	537,944	(538,491)	690
Additional paid-in capital	669,156	1,438,763	4,303,169	(5,741,814)	669,274
(Accumulated deficit) Retained earnings	(721,829)	57,938	(597,425)	497,946	(763,370)
Accumulated other comprehensive income (loss)	3,679,725	3,600,217	83,097	(7,297,375)	65,664

	3,627,742	5,097,465	4,326,785	(13,079,734)	(27,742)
Less treasury stock, at cost	(76,086)	—	—	—	(76,086)

Total shareholders’ equity (deficit)	3,551,656	5,097,465	4,326,785	(13,079,734)	(103,828)

Total liabilities and shareholders’ equity (deficit)	$6,583,296	$6,113,244	$4,905,255	$(14,390,409)	$3,211,386

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended March 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$71,562	$337,866	$267,660	$(29,946)	$647,142
Cost of goods sold	39,459	242,627	160,914	(30,652)	412,348
Restructuring and related charges	—	122	73	—	195

Gross profit	32,103	95,117	106,673	706	234,599
Operating expenses:
Selling	17,427	57,388	64,225	62	139,102
General and administrative	17,743	25,362	16,128	—	59,233
Intangibles impairment	—	13,200	—	—	13,200
Research and development	3,347	1,639	1,213	—	6,199
Restructuring and related charges	2,782	1,398	995	—	5,175

	41,299	98,987	82,561	62	222,909
Operating (loss) income	(9,196)	(3,870)	24,112	644	11,690
Interest expense	45,504	6,162	6,679	(124)	58,221
Other (income) expense, net	(10,620)	(56,637)	(4,577)	70,780	(1,054)

(Loss) income from continuing operations before income taxes	(44,080)	46,605	22,010	(70,012)	(45,477)
Income tax expense (benefit)	68,346	(4,079)	2,062	—	66,329

(Loss) income from continuing operations	(112,426)	50,684	19,948	(70,012)	(111,806)
(Loss) from discontinued operations, net of tax	(11)	(1,108)	1,212	—	93

Net (loss) income	$(112,437)	$49,576	$21,160	$(70,012)	$(111,713)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended April 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$270,229	$142,716	$270,130	$(48,610)	$634,465
Cost of goods sold	182,756	103,721	165,744	(48,236)	403,985
Restructuring and related charges	375	3,931	2,358	—	6,664

Gross profit	87,098	35,064	102,028	(374)	223,816
Operating expenses:
Selling	54,490	21,311	64,028	(309)	139,520
General and administrative	33,560	1,145	13,696	—	48,401
Goodwill impairment	214,039	—	—	—	214,039
Research and development	4,929	1,178	1,047	—	7,154
Restructuring and related charges	5,805	1,563	3,807	—	11,175

	312,823	25,197	82,578	(309)	420,289
Operating (loss) income	(225,725)	9,867	19,450	(65)	(196,473)
Interest expense	83,651	(4,570)	6,202	(68)	85,215
Other (income) expense, net	(19,824)	(15,525)	(74)	37,726	2,303

(Loss) income from continuing operations before income taxes	(289,552)	29,962	13,322	(37,723)	(283,991)
Income tax expense (benefit)	(51,621)	2,804	2,822	109	(45,886)

(Loss) income from continuing operations	(237,931)	27,158	10,500	(37,832)	$(238,105)
Income from discontinued operations, net of tax	590	—	—	—	590

Net (loss) income	$(237,341)	$27,158	$10,500	$(37,832)	$(237,515)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Six Month Period Ended March 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$160,205	$560,042	$601,049	$(69,470)	$1,251,826
Cost of goods sold	87,011	419,780	362,161	(69,723)	799,229
Restructuring and related charges	5	109	202	—	316

Gross profit	73,189	140,153	238,686	253	452,281
Operating expenses:
Selling	40,875	99,901	134,492	135	275,403
General and administrative	36,325	31,613	30,541	—	98,479
Intangibles impairment	—	13,200	—	—	13,200
Research and development	6,339	3,241	2,418	—	11,998
Restructuring and related charges	5,623	2,917	1,527	—	10,067

	89,162	150,872	168,978	135	409,147
Operating (loss) income	(15,973)	(10,719)	69,708	118	43,134
Interest expense	91,866	12,445	11,156	(74)	115,393
Other (income) expense, net	(24,966)	(106,026)	(8,951)	138,780	(1,163)

(Loss) income from continuing operations before income taxes	(82,873)	82,862	67,503	(138,588)	(71,096)
Income tax expense (benefit)	72,460	(559)	10,873	—	82,774

(Loss) income from continuing operations	(155,333)	83,421	56,630	(138,588)	(153,870)
(Loss) income from discontinued operations, net of tax	(34)	(1,215)	4	—	(1,245)

Net (loss) income	$(155,367)	$82,206	$56,634	(138,588)	$(155,115)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Six Month Period Ended April 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$497,733	$262,245	$593,543	$(107,970)	$1,245,551
Cost of goods sold	352,588	185,605	360,846	(108,194)	790,845
Restructuring and related charges	380	6,732	5,503	—	12,615

Gross profit	144,765	69,908	227,194	224	442,091
Operating expenses:
Selling	108,814	41,336	138,612	(359)	288,403
General and administrative	(345,842)	271,427	162,132	—	87,717
Goodwill impairment	214,039	—	—	—	214,039
Research and development	10,045	2,330	2,166	—	14,541
Restructuring and related charges	7,950	2,624	4,209	—	14,783

	(4,994)	317,717	307,119	(359)	619,483
Operating income (loss)	149,759	(247,809)	(79,925)	583	(177,392)
Interest expense	129,031	(9,139)	12,140	67	132,099
Other expense (income), net	333,270	76,633	(1,993)	(404,656)	3,254

(Loss) income from continuing operations before income taxes	(312,542)	(315,303)	(90,072)	405,172	(312,745)
Income tax (benefit) expense	(58,898)	(2,677)	1,809	2,696	(57,070)

(Loss) income from continuing operations	(253,644)	(312,626)	(91,881)	402,476	$(255,675)
Loss from discontinued operations, net of tax	(650)	—	—	—	(650)

Net loss	$(254,294)	$(312,626)	$(91,881)	$402,476	$(256,325)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended March 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(748,347)	$86,266	$19,320	$506,070	$(136,691)
Cash flows from investing activities:
Purchases of property, plant and equipment	(874)	(4,839)	(4,409)	—	(10,122)
Proceeds from sale of property, plant and equipment and investments	—	—	126	—	126
Intercompany investments	605,259	(605,259)	—	—	—

Net cash provided (used) by investing activities of continuing operations	604,385	(610,098)	(4,283)	—	(9,996)
Net cash provided by investing activities of discontinued operations	—	15,076	—	—	15,076

Net cash provided (used) by investing activities	604,385	(595,022)	(4,283)	—	5,080
Cash flows from financing activities:
Reduction of debt	(148,163)	—	1,962	—	(146,201)
Proceeds from debt financing	285,000	—	—	—	285,000
Debt issuance costs	(152)	—	—	—	(152)
Treasury stock purchases	(690)	—	—	—	(690)
Proceeds from (advances related to) intercompany transactions	(237)	508,852	(2,545)	(506,070)	—

Net cash provided (used) by financing activities	135,758	508,852	(583)	(506,070)	137,957
Effect of exchange rate changes on cash and cash equivalents	—	—	5,255	—	5,255

Net (decrease) increase in cash and cash equivalents	(8,204)	96	19,709	—	11,601
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$3,398	$1,569	$76,487	$—	$81,454

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended April 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by continuing operating activities	$11,810	$(187,358)	$(88,520)	$49,066	$(215,002)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,997)	(831)	(6,861)	—	(14,689)
Proceeds from sale of property, plant and equipment and investments	—	—	231	—	231
Intercompany investments	(22,438)	22,438	—	—	—

Net cash (used) provided by investing activities	(29,435)	21,607	(6,630)	—	(14,458)
Cash flows from financing activities:
Reduction of debt	(373,700)	—	(1,342,080)	—	(1,715,780)
Proceeds from debt financing	1,447,500	—	629,123	—	2,076,623
Debt issuance costs	(40,969)	—	—	—	(40,969)
Treasury stock purchases	(665)	—	—	—	(665)
Proceeds from (advances related to) intercompany transactions	(936,140)	166,347	818,859	(49,066)	—

Net cash provided (used) by financing activities	96,026	166,347	105,902	(49,066)	319,209
Effect of exchange rate changes on cash and cash equivalents	—	—	62	—	62

Net (decrease) increase in cash and cash equivalents	78,401	596	10,814	—	89,811
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$81,077	$1,972	$35,192	$—	$118,241

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden and household insect control.

In Fiscal 2007, we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of our worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) the Home and Garden Business, which consists of our lawn and garden and household insect control product offerings (the “Home and Garden Business”).

In the third quarter of our fiscal year ended September 30, 2006 (“Fiscal 2006”), we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of our fiscal year ended September 30, 2007 (“Fiscal 2007”) we approved and initiated a plan to sell our “Home and Garden Business,” which at the time was organized into United States (“U.S.”) and Canadian divisions. As a result of our decision to commence this process, we determined that all the criteria set forth in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) were met and in the first quarter of Fiscal 2007, we designated certain assets and liabilities related to our Home and Garden Business as held for sale and designated our Home and Garden Business as discontinued operations.

During the first and second quarters of Fiscal 2007, we engaged in substantive negotiations with a potential purchaser as to definitive terms for the purchase of the Home and Garden Business; however, the potential purchaser ultimately determined not to pursue the acquisition. We continued to actively market the Home and Garden Business after such time, however, the Fiscal 2007 selling season for our lawn and garden and household insect control product offerings was significantly negatively impacted by extremely poor weather conditions throughout the United States, resulting in poor operating performance of the Home and Garden Business. In addition, during the fourth quarter of Fiscal 2007 there was an unforeseen, rapid and significant tightening of liquidity in the U.S. credit markets. This tightening of liquidity within the credit markets had a direct impact on the expected proceeds that we would ultimately receive in connection with a sale of the Home and Garden Business. To address these issues, during the fourth quarter of Fiscal 2007 we reassessed the value of the Home and Garden Business to take into account the changes in the credit markets and the weaker than planned operating performance during the Fiscal 2007 selling season so as to ensure that the Home and Garden Business was being marketed at a price that was reasonable in relation to its current fair value. Our reassessment produced a lower range of expected sales values than was previously determined. As a result of the reassessment, we recorded an impairment charge against the Home and Garden Business during the fourth quarter of Fiscal 2007 to reflect its fair value as determined by us. Subsequent to taking the impairment charge, and thereby revising our expectations of the proceeds that would ultimately be received upon a sale of the Home and Garden Business, we continued to be in active discussions with various potential purchasers through December 30, 2007.

On November 1, 2007, we completed the sale of the Canadian division of our Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations and Asset Held for Sale, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the sale of the Canadian division of our Home and Garden Business.

During the second quarter of our fiscal year ending September 30, 2008 (“Fiscal 2008”), we determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of SFAS 144, necessary to classify the Home and Garden Business as discontinued operations were no longer met and that it was appropriate to present the Home and Garden Business as held and used in the Company’s continuing operations in this Quarterly Report on form 10-Q for our second quarter of Fiscal 2008 and going forward. The presentation herein of the results of continuing operations includes our Home and Garden Business excluding the Canadian division, which, as indicated above, was sold on November 1, 2007, for all periods presented.

We remain committed to exploring possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce outstanding indebtedness and maximize long-term shareholder value.

We manufacture and market alkaline, zinc carbon and hearing aid batteries, lawn fertilizers, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our manufacturing and product development facilities are located in the United States, Europe, China and Latin America. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8 in 1, Spectracide, Cutter and various other brands.

Our financial performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three and six months ended March 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending September 30, 2008.

Results of Operations

Fiscal Quarter and Fiscal Six Months Ended March 30, 2008 Compared to Fiscal Quarter and Fiscal Six Months Ended April 1, 2007

In this Quarterly Report on Form 10-Q we refer to the three months ended March 30, 2008 as the “Fiscal 2008 Quarter,” the six months ended March 30, 2008 as the “Fiscal 2008 Six Months,” the three months ended April 1, 2007 as the “Fiscal 2007 Quarter” and the six months ended April 1, 2007 as the “Fiscal 2007 Six Months.”

For the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, we have presented the Canadian division of our Home and Garden Business, which was sold on November 1, 2007, as discontinued operations. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the sale of the Canadian division of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2008 Quarter, the Fiscal 2007 Quarter, the Fiscal 2008 Six Months and the Fiscal 2007 Six Months reflect results only from our continuing operations.

Net Sales. Net sales for the Fiscal 2008 Quarter increased to $647 million from $634 million in the Fiscal 2007 Quarter, a 2.0% increase. The following table details the principal components of the change in net sales from the Fiscal 2007 Quarter to the Fiscal 2008 Quarter (in millions):

Net Sales
Fiscal 2007 Quarter Net Sales	$634
Increase in Pet product sales	1
Increase in Global Batteries & Personal Care Remington branded product sales	9
Decrease in Global Batteries & Personal Care lighting product sales	(2)
Decrease in Household Insect Control product sales	(3)
Decrease in Global Batteries & Personal Care alkaline battery sales	(16)
Decrease in Global Batteries & Personal Care specialty battery sales	(3)
Foreign currency impact, net	27

Fiscal 2008 Quarter Net Sales	$647

Net sales for the Fiscal 2008 Six Months increased to $1,252 million from $1,246 million in the Fiscal 2007 Six Months, a 0.5% increase. The following table details the principal components of the change in net sales from the Fiscal 2007 Six Months to the Fiscal 2008 Six Months (in millions):

Net Sales
Fiscal 2007 Six Months Net Sales	$1,246
Increase in Pet product sales	2
Decrease in Global Batteries & Personal Care Remington branded product sales	(10)
Decrease in Global Batteries & Personal Care lighting product sales	(2)
Decrease in Lawn and Garden product sales	(2)
Decrease in Household Insect Control product sales	(4)
Decrease in Global Batteries & Personal Care alkaline battery sales	(30)
Decrease in Global Batteries & Personal Care specialty battery sales	(6)
Foreign currency impact, net	58

Fiscal 2008 Six Months Net Sales	$1,252

Consolidated net sales by product line for the Fiscal 2008 Quarter, the Fiscal 2007 Quarter, the Fiscal 2008 Six Months and the Fiscal 2007 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2008	2007	2008	2007
Product line net sales
Battery sales	$195	$198	$437	$441
Lawn and Garden product sales	163	163	193	194
Pet product sales	148	143	291	280
Shaving and grooming product sales	41	43	124	142
Personal care product sales	50	34	116	94
Household insect control product sales	28	31	43	48
Lighting product sales	22	22	48	47

Total net sales to external customers	$647	$634	$1,252	$1,246

Global consumer battery sales decreased $3 million in the Fiscal 2008 Quarter as compared to the Fiscal 2007 Quarter primarily due to lower alkaline battery sales in North America, where the alkaline battery category declined generally due to weakening overall economic conditions and inventory de-stocking at certain retailers. The decline in consumer battery sales was partially tempered by higher sales of specialty batteries, which include zinc carbon, rechargeable, and hearing aid batteries, in Europe and Latin America. In the Fiscal 2008 Six Months, global battery sales decreased $4 million when compared to the Fiscal 2007 Six Months, again, driven by lower alkaline battery sales in North America primarily due to weakening overall economic conditions in the U.S. as well as a shift in the timing of shipments, done at the request of certain of our retailers, related to holiday displays and promotions to the fourth quarter of Fiscal 2007 from the first quarter of Fiscal 2008.

Sales of portable lighting products in the Fiscal 2008 Quarter and the Fiscal 2008 Six Months were virtually flat versus comparable periods in the prior year as sales gains resulting from new product launches in all markets were offset by sales losses due to North American retailers maintaining lower inventory levels, primarily due to the slowing economy.

Electric shaving and grooming product sales in the Fiscal 2008 Quarter and the Fiscal 2008 Six Months compared to the same periods last year decreased by $2 million, or 5%, and $18 million, or 13%, respectively, primarily due to disappointing results in the men’s electric shaving category. Further contributing to the sales decrease in electric shaving and grooming products for the Fiscal 2008 Six Months versus the same period last year is the shift in timing of shipments to certain retailers to the fourth quarter of Fiscal 2007 from the first quarter of Fiscal 2008.

Net sales of electric personal care products for the Fiscal 2008 Quarter and the Fiscal 2008 Six Months increased $16 million, or 47% and $22 million, or 23%, respectively, when compared to the same periods last year, driven by strong worldwide growth in our women’s hair care products. We experienced double digit percentage growth in electric personal care product sales in all geographic regions.

Pet product sales during the Fiscal 2008 Quarter and the Fiscal 2008 Six Months versus the comparable periods in the prior year increased $5 million, or 4% and $11 million, or 4%, respectively, primarily due to growth in European aquatic sales, increases in global companion animal sales, driven by our Dingo brand, and increased volume resulting from the continued introduction of companion animal products in Europe. Growth in pet products sales was tempered by a shortfall in aquatic sales in North America.

Sales of lawn and garden products in the Fiscal 2008 Quarter and the Fiscal 2008 Six Months versus the comparable periods in the prior year were virtually flat as price increases were offset by volume declines primarily due to adverse weather conditions, which delayed the start to the peak selling season in Fiscal 2008. Household insect control sales for the Fiscal 2008 Quarter and the Fiscal 2008 Six Months when compared to the same periods last year decreased $3 million, or 10% and $5 million, or 10%, respectively, mainly driven by lower inventory levels at certain of our customers.

Gross Profit. Gross profit for the Fiscal 2008 Quarter was $235 million versus $224 million for the Fiscal 2007 Quarter. Our gross profit margin for the Fiscal 2008 Quarter increased to 36.3% from 35.3% in the Fiscal 2007 Quarter. Gross profit for the Fiscal 2008 Six Months was $452 million versus $442 million for the Fiscal 2007 Six Months. Our gross profit margin for the Fiscal 2008 Six Months increased to 36.1% from 35.5% in the Fiscal 2007 Six Months. Higher zinc prices, a key raw material in the production of our batteries, negatively impacted gross profit in the Fiscal 2008 Quarter and the Fiscal 2008 Six Months by approximately $1 million and $2 million, respectively, when compared to the same periods last year. As a result of our reclassification of our Home and Garden Business from an asset held for sale to an asset held and used, during the Fiscal 2008 Quarter and the Fiscal 2008 Six Months we recorded a charge in cost of sales of $5 million associated with depreciation expense for the production related assets of that business. See “Introduction” above, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of our Home and Garden Business.

Cost of goods sold during the Fiscal 2008 Quarter and the Fiscal 2008 Six Months also included de minimis restructuring and related charges, primarily related to our global realignment announced in January 2007, whereas the Fiscal 2007 Quarter and the Fiscal 2007 Six Months included restructuring and related charges of approximately $7 million and $13 million, respectively. The restructuring and related charges incurred in the Fiscal 2007 Quarter and the Fiscal 2007 Six Months were associated with various cost cutting initiatives in connection with the integration activities in our Global Pet Supplies business, which are substantially complete, and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expenses. Operating expenses for the Fiscal 2008 Quarter totaled $223 million versus $420 million for the Fiscal 2007 Quarter. Operating expenses for the Fiscal 2008 Six Months totaled $409 million versus $619 million for the Fiscal 2007 Six Months. The decrease in operating expenses for the Fiscal 2008 Quarter and the Fiscal 2008 Six Months versus the comparable periods in the prior year was primarily driven by the decrease in our non-cash impairment charges. See “Goodwill and Intangibles Impairment” section below, as well as Note 2, Significant Accounting Policies-Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding these impairment charges. The decrease in operating expenses was tempered by a $16 million charge associated with the depreciation and amortization expense related to the assets of our Home and Garden Business incurred as a result of our reclassification of our Home and Garden Business from discontinued operations to continuing operations. See “Introduction” above and “Segment Results – Home and Garden” below, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of our Home and Garden Business.

The restructuring and related charges incurred in the Fiscal 2008 Quarter and the Fiscal 2008 Six Months of $5 million and $10 million, respectively, are primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. The restructuring and related charges incurred in the Fiscal 2007 Quarter and the Fiscal 2007 Six Months of $11 million and $15 million, respectively, were primarily attributable to the ongoing integration of our Global Pet Supplies business, rationalization of the sales and marketing organizations of the European and Latin American divisions of Global Batteries & Personal Care and various cost reduction initiatives in connection with our global realignment announced in January 2007 to reduce general and administrative expenses. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Income. We recognized operating income of approximately $12 million and $43 million for the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, respectively, as compared to an operating loss of approximately $197 million and $177 million in the Fiscal 2007 Quarter and the Fiscal 2007 Six Months, respectively. The impact of the impairment charge and depreciation and amortization expense associated with the assets related to our Home and Garden Business, and restructuring and related charges was $39 million and $44 million in the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, respectively. The impact of the impairment charge and restructuring and related charges on operating income for the Fiscal 2007 Quarter totaled $232 million and for the Fiscal 2007 Six Months totaled $241 million.

Segment Results. As stated above, in Fiscal 2007, we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) our Home and Garden Business.

Operating segment profits do not include restructuring and related charges, impairment charges, interest expense, interest income and income tax expense. In connection with the realignment of our operating segments, expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans.

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

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Six Months
	2008	2007	2008	2007
	(in millions)
Net sales to external customers	$308	$297	$725	$724
Segment profit	$25	$22	$72	$62
Segment profit as a % of net sales	8.1%	7.4%	9.9%	8.6%
Assets as of March 30, 2008 and September 30, 2007	$1,271	$1,329	$1,271	$1,329

Segment net sales to external customers in the Fiscal 2008 Quarter increased to $308 million from $297 million during the Fiscal 2007 Quarter. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Quarter by approximately $22 million. Battery sales for the Fiscal 2008 Quarter were slightly down to $195 million when compared to sales of $198 million in the Fiscal 2007 Quarter. Favorable foreign currency exchange translation had a positive impact of $16 million, and offset decreases in North America and Europe of $10 million and $7 million, respectively. The sales decrease in North America primarily relates to a weakening economic conditions in the U.S. coupled with inventory de-stocking at certain retailers. The decrease in European battery sales was the result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. Net sales of electric shaving and grooming products in the Fiscal 2008 Quarter decreased by $2 million, or 5%, from their levels in the Fiscal 2007 Quarter. This increase in sales included favorable foreign currency exchange translation of $2 million and growth in Europe and Latin America offset by declines in North America. Net sales of electric personal care products in the Fiscal 2008 Quarter increased by $16 million, or 47%, versus the Fiscal 2007 Quarter, driven by increases in sales of our women’s hair care products, where we experienced double digit percentage growth in all geographic regions. Favorable currency exchange translation had a positive impact of $3 million. Net sales of portable lighting products of $22 million for the Fiscal 2008 Quarter were virtually flat as compared to the Fiscal 2007 Quarter as sales generated as a result of new product launches were offset by North American retailers maintaining lower inventory levels, primarily due to the slowing economy.

Segment net sales to external customers in the Fiscal 2008 Six Months increased to $725 million from $724 million during the Fiscal 2007 Six Months. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Six Months by approximately $50 million. Battery sales for the Fiscal 2008 Six Months were slightly down to $437 million when compared to sales of $441 million in the Fiscal 2007 Six Months. Favorable foreign currency exchange translation had a positive impact of $33 million which was offset by decreases in North America and Europe of $14 million and $21 million, respectively. The sales decrease in North America primarily relates to the items discussed above coupled with a shift in the timing of shipments, done at the request of certain of our retailers, related to holiday displays and promotions into the fourth quarter of Fiscal 2007 from the first quarter of Fiscal 2008. The decrease in European battery sales was primarily for the same reasons as the decline during the Fiscal 2008 Quarter mentioned above. Fiscal 2008 Six Months electric shaving & grooming net sales declined to $124 million from $142 million in the same period last year, primarily due to sales declines in North America. Fiscal 2008 Six Months electric personal care net sales reflected strong worldwide growth of $22 million in sales, an increase of 23% over the same period last year, driven by increases in all geographic regions. Net sales of portable lighting products for the Fiscal 2008 Six Months increased slightly to $48 million as compared to sales of $47 million for the Fiscal 2007 Six Months.

Segment profitability in the Fiscal 2008 Quarter increased to $25 million from $22 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of net sales increased to 8.1% in the Fiscal 2008 Quarter as compared with 7.4% in the Fiscal 2007 Quarter. The increase in segment profitability for the Fiscal 2008 Quarter was primarily the result of cost savings from our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. Segment profitability in the Fiscal 2008 Six Months increased to $72 million from $62 million in the Fiscal 2007 Six Months. Segment profitability as a percentage of net sales increased to 9.9% in the Fiscal 2008 Six Months as compared with 8.6% in the comparable period last year. This increase in segment profitability was primarily due to the items discussed above.

Segment assets at March 30, 2008 decreased to $1,271 million from $1,329 million at September 30, 2007. The decrease in segment assets was primarily driven by lower net trade receivables, partially offset by the impact of favorable foreign exchange. Goodwill and intangible assets at March 30, 2008 totaled approximately $562 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products and Microlite acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At March 30, 2008 and September 30, 2007, these amounts totaled approximately $26 million and $33 million, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2008	2007	2008	2007
	(in millions)
Net sales to external customers	$148	$143	$291	$280
Segment profit	$15	$16	$32	$35
Segment profit as a % of net sales	10.1%	11.2%	11.0%	12.5%
Assets as of March 30, 2008 and September 30, 2007	$1,266	$1,202	$1,266	$1,202

Segment net sales to external customers in the Fiscal 2008 Quarter increased to $148 million from $143 million in the Fiscal 2007 Quarter, representing an increase of $5 million or 4.1%. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Quarter by approximately $5 million. Worldwide aquatic sales for the Fiscal 2008 Quarter were slightly up to $101 million when compared to sales of $100 million in the Fiscal 2007 Quarter. Sales increases in Europe and Pacific Rim coupled with the impact of favorable foreign currency exchange translation of $2 million and $5 million, respectively, offset sales decreases in North America of $5 million. Companion animal net sales increased to $47 million from $43 million in the comparable period last year, representing a $4 million increase or 10%. We continue to see strong growth in U.S. and Eastern Europe.

Segment net sales to external customers in the Fiscal 2008 Six Months increased to $291 million from $280 million in the comparable period last year, representing an increase of $11 million or 3.9%. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2007 Six Months by approximately $9 million. Worldwide aquatic sales for the Fiscal 2008 Six Months were slightly up to $196 million when compared to sales of $192 million in the Fiscal 2007 Six Months. Sales increases in Europe and Pacific Rim coupled with the impact of favorable foreign currency exchange translation of $9 million and $6 million, respectively, offset sales decreases in North America of $11 million. Companion animal net sales increased to $95 million from $88 million in the comparable period last year, representing a $7 million increase or 8%. We continue to see strong growth in companion animal sales primarily due to the items discussed above.

Segment profitability in the Fiscal 2008 Quarter decreased to $15 million from $16 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of sales in the Fiscal 2008 Quarter decreased to 10.1% from 11.2% in the same period last year. This decrease in segment profitability was primarily due to increased input costs coupled with unfavorable foreign exchange impacts. Segment profitability in the Fiscal 2008 Six Months decreased to $32 million, or 11.0% of sales, from $35 million, or 12.5% of sales, in the Fiscal 2007 Six Months. This decrease in segment profitability was primarily due to the non-recurrence of a curtailment gain of approximately $3 million, related to the termination of a postretirement benefit plan, recorded in the Fiscal 2007 Six Months coupled with the increase in input costs and unfavorable foreign exchange impacts. In connection with the higher input costs, we have implemented price increases to offset the impact of the increased costs and we anticipate that we will see the benefits of those price increases in the second six months of Fiscal 2008.

Segment assets as of March 30, 2008 increased to $1,266 million from $1,202 million at September 30, 2007. The increase is primarily due to the impact of foreign currency translation. Goodwill and intangible assets as of March 30, 2008 totaled approximately $1,008 million and primarily relate to the acquisitions of Tetra Holding GmbH and its affiliates and subsidiaries in the acquatics business (“Tetra”) and the United Pet Group division of United Industries Corporation (“United”).

Home and Garden

	Fiscal Quarter		Fiscal Six Months
	2008	2007	2008	2007
	(in millions)
Net sales to external customers	$191	$194	$236	$242
Segment (loss) profit	$(1)	$15	$(20)	$(1)
Segment (loss) profit as a % of net sales	(0.1)%	7.7%	(8.5)%	(0.0)%
Assets as of March 30, 2008 and September 30, 2007	$636	$564	$636	$564

Segment net sales to external customers in the Fiscal 2008 Quarter decreased to $191 million from $194 million in the Fiscal 2007 Quarter, representing a decrease of 1.9%. The Fiscal 2008 Quarter sales of lawn and garden products versus the comparable periods in the prior year were virtually flat as higher price increases were offset by volume declines primarily due to the later start of the season in Fiscal 2008. Household insect control sales for the Fiscal 2008 Quarter when compared to Fiscal 2007 Quarter decreased $3 million, or 10%, mainly driven by lower inventory levels at certain of our customers.

Segment net sales to external customers in the Fiscal 2008 Six Months decreased to $236 million from $242 million in the comparable period last year, representing a decrease of 2.5%. The decrease in net sales was primarily due to the items discussed above.

We experienced a loss of $1 million in the Fiscal 2008 Quarter versus profit of $15 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of sales in the Fiscal 2008 Quarter decreased to (0.1)% from 7.7% in the same period last year. We experienced a loss in the Fiscal 2008 Six Months of $20 million versus a loss of $1 million in the Fiscal 2007 Six Months. The increase in segment loss for the Fiscal 2008 Quarter and the Fiscal 2008 Six Months was primarily due the depreciation and amortization expense of $21 million, recorded during the Fiscal 2008 Quarter while no depreciation and amortization expense was recorded in the Fiscal 2007 Quarter and Fiscal 2007 Six Months. From October 1, 2006 through December 30, 2007, the U.S. division of our Home and Garden Business was designated as discontinued operations. In accordance with generally accepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. As a result of our reclassification of that business to continuing operations we recorded a catch-up of depreciation and amortization expense, which totaled $17 million, for the five quarters during which this business was designated as discontinued operations. In addition, the Fiscal 2008 Quarter also includes $4 million of depreciation and amortization expense incurred during the Fiscal 2008 Quarter. See “Introduction” above, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of the U.S. division of our Home and Garden Business.

Segment assets as of March 30, 2008 increased to $636 million from $564 million at September 30, 2007 primarily due to increases associated with net trade receivables and net inventory offset by decreases in Property, plant and equipment and Intangible assets related to the depreciation and amortization charge discussed above.

Corporate Expense. Our corporate expenses in the Fiscal 2008 Quarter decreased to $9 million from $18 million in the Fiscal 2007 Quarter. The decrease in expense for the Fiscal 2008 Quarter is due to the non-recurrence of a $4 million charge incurred in the Fiscal 2007 Quarter related to the write off of professional fees incurred in connection with the termination of substantive negotiations with a potential purchaser of the Home & Garden Business during the Fiscal 2007 Quarter. Also contributing to the decrease in expense were savings associated with our global realignment announced in January 2007, primarily lower executive compensation expense and other corporate overhead expense reductions. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2008 Quarter decreased to 1.4% from 2.8% in the Fiscal 2007 Quarter. For the Fiscal 2008 Six Months corporate expenses decreased to $18 million from $31 million in the same period last year. The decrease in expense for the Fiscal 2008 Six Months is primarily due to the same factors as the Fiscal 2008 Quarter. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2008 Six Months decreased to 1.4% from 2.5% in the Fiscal 2007 Six Months.

Restructuring and Related Charges. See Note 11, Restructuring and Related Charges of Notes to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2008 Quarter, Fiscal 2007 Quarter, Fiscal 2008 Six Months and Fiscal 2007 Six Months, respectively (in millions):

	Fiscal Quarter		Fiscal Six Months
	2008	2007	2008	2007
Costs included in cost of sales:
Breitenbach, France facility closure:
Other associated costs	—	0.2	—	0.2
United & Tetra integration:
Termination benefits	—	1.0	—	1.1
Other associated costs	0.1	3.3	0.1	6.3
European Initiatives:
Termination benefits	—	1.9	—	2.8
Other associated costs	0.1	—	0.2	—
Latin American Initiatives:
Termination benefits	—	—	—	0.7
Other associated costs	—	0.3	—	1.5

Total included in cost of goods sold	0.2	6.7	0.3	12.6
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	0.5	(0.2)	0.8	(0.1)
Other associated costs	0.2	2.7	0.3	3.7
European Initiatives:
Termination benefits	—	1.7	—	2.0
Other associated costs	(0.1)	—	—	—
Latin American Initiatives:
Termination benefits	—	1.0	—	1.0
Other associated costs	—	0.1	—	0.1
Global Realignment:
Termination benefits	3.6	5.9	6.5	8.1
Other associated costs	1.0	—	2.5	—

Total included in operating expenses	5.2	11.2	10.1	14.8

Total restructuring and related charges	$5.4	$17.9	$10.4	$27.4

During our fiscal year ended September 30, 2005 (“Fiscal 2005”), we announced the closure of a zinc carbon manufacturing facility in France within Global Batteries and Personal Care. We recorded no pretax restructuring and related charges during Fiscal 2008 Quarter and the Fiscal 2008 Six Months in connection with this closure. The costs associated with the initiative are complete and totaled approximately $11 million.

In connection with the acquisitions of United and Tetra in Fiscal 2005, we implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into our operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities of our Global Pet Supplies business. In addition, certain corporate finance functions were shifted to our global headquarters in Atlanta, Georgia. Effective October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded approximately $0.0 million and $0.1 million of pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, respectively, in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $9 million since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $0.8 million and $1.1 million of pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, respectively, primarily in connection with our integration activities within Global Pet Supplies. We have recorded pretax restructuring and related charges of approximately $33 million since the inception of the integration activities within Global Pet Supplies.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring Europe’s sales, marketing and support functions. We recorded approximately $0.0 million and $0.2 million of pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, respectively, in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $28 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during both the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, respectively, in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 10, Segment Results, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, for additional discussion on the realignment of our operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $4.5 million and $9.0 million of pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $78 million.

The following table summarizes the expenses as incurred during Fiscal 2008, the cumulative amount incurred to date and the total future expected costs incurred associated with the 2007 Global Realignment Initiatives by operating segment (in millions):

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2008	$4.4	$2.0	$2.6	$9.0
Restructuring and related charges since initiative inception	$34.1	$4.5	$22.7	$61.3
Total future restructuring and related charges expected	$8.2	$2.4	$5.6	$16.2

Goodwill and Intangible Impairment. SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, we conducted an impairment test of goodwill and indefinite-lived intangible assets as of December 31, 2007 and April 1, 2007. Goodwill and trade name intangibles were tested as of December 31, 2007 as a result of our determination to reclassify the Home and Garden Business from an asset held for sale to an asset held and used as well as a change in circumstances which indicated that the carrying value of certain of the Company’s reporting units may not be recoverable. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $13 million associated with trade names in our Home & Garden Business in the Fiscal 2008 Quarter. Goodwill and trade name intangibles were tested as of April 1, 2007 in conjunction with the realignment of our reportable segments. In the Fiscal 2007 Quarter we recorded a non-cash pretax impairment charge of approximately $214 million reflecting impaired goodwill associated with our North America reporting unit, which is included as part of our Global Batteries & Personal Care reportable segment. The impairments recorded in the Fiscal 2008 Quarter and the Fiscal 2007 Quarter will not result in future cash expenditures. See Note 2, Significant Accounting Policies-Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding these impairment charges.

We use our judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. Subsequent to March 30, 2008 there have been significant cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products used in the manufacturing by our Home and Garden Business, namely urea, diammonium phosphate and potash. If the cost of these commodities were to remain at or increase from their current levels, and we were unable to offset or temper a significant portion of such higher costs by securing higher selling prices, implementing cost reduction programs, or a combination of both, the cash flows of our Home and Garden Business could be negatively impacted which could result in a future impairment of goodwill related to that reporting unit.

Interest Expense. Interest expense in the Fiscal 2008 Quarter decreased to $58 million from $85 million in the Fiscal 2007 Quarter. Interest expense in the Fiscal 2008 Six Months decreased to $115 million from $132 million in the Fiscal 2007 Six Months. The decrease in both periods was primarily due to the non recurrence of the write off of debt issuance costs and prepayment premiums related to our debt refinancing in March 2007. See Liquidity and Capital Resources – Debt Financing Activities and Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate from continuing operations is approximately (146)% for the Fiscal 2008 quarter and (116)% for the Fiscal 2008 Six Months. Our effective tax rate on income from continuing operations was approximately 16% for the Fiscal 2007 Quarter and 18% for the Fiscal 2007 Six Months. The change in our effective income tax rate for the Fiscal 2008 Quarter and the Fiscal 2008 Six Months is primarily a result of our decision to no longer benefit our net operating losses generated in the U.S., while at the same time being subject to tax on our income generated outside of the U.S. While we fully intend to utilize our U.S. net operating losses against income and gains generated in the future, under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we, as discussed in more detail below, have determined that a full valuation allowance should be established against our net deferred tax assets in the U.S., exclusive of certain deferred tax liabilities on indefinite lived intangibles. In addition, our effective tax rate in the Fiscal 2008 Quarter includes a one time charge of approximately $52 million due to an increase in the valuation allowance against the net deferred tax asset as a result of the reclassification of our Home and Garden Business from discontinued operations to continuing operations.

As of March 30, 2008, we are estimating that at September 30, 2008 we will have U.S. federal and state net operating loss carryforwards of approximately $1,065 million and $1,518 million, respectively, which will expire through years ending in 2028, and we will have foreign net operating loss carryforwards of approximately $97 million, which will expire beginning in 2008. As of September 30, 2007 we had U.S. federal and state net operating loss carryforwards of approximately $763 million and $1,141 million, respectively, which, at that time, were scheduled to expire through years ending in 2027. As of September 30, 2007 we had foreign net operating loss carryforwards of approximately $117 million, which will expire beginning this year. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a portion of the U.S. net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against our net deferred tax assets in the U.S. and Brazil, exclusive of certain deferred tax liabilities on indefinite lived intangibles. During the Fiscal 2008 Six Months we increased our valuation allowance against net deferred tax assets by approximately $77 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $384 million and $307 million at March 30, 2008 and September 30, 2007, respectively. Of this amount, approximately $318 million and $235 million relates to U.S. net deferred tax assets at March 30, 2008 and September 30, 2007, respectively and approximately $66 million and $72 million relates to foreign net deferred tax assets at March 30, 2008 and September 30, 2007, respectively.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, we recognized no cumulative effect adjustment. As of October 1, 2007 and March 30, 2008, we had approximately $8 million and $7 million, respectively, of unrecognized tax benefits, approximately $5 million each, respectively, of which would affect our effective tax rate if recognized and approximately $3 million and $2 million, respectively, of which would result in a reduction in goodwill if recognized. The change from October 1, 2007 to March 30, 2008 is primarily a result of the accrual of additional interest and penalties and the settlement of a tax examination in Germany.

Discontinued Operations. On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in this Quarterly Report on Form 10-Q. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased proceeds received by us by approximately $1 million. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit.

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended March 30, 2008 and April 1, 2007, respectively:

	Three Months		Six Months
	2008(A)	2007(B)	2008(A)	2007(B)
Net sales	$—	$25.5	$4.7	$34.6

Income (loss) from discontinued operations before income taxes	$0.1	$0.9	$(1.9)	$(1.1)
Provision for income tax expense (benefit)	—	0.3	(0.7)	(0.4)

Income (loss) from discontinued operations, net of tax	$0.1	$0.6	$(1.2)	$(0.7)

(A)

The Fiscal 2008 Six Months represents results for the discontinued operations from October 1, 2007 through November 1, 2007, the date of sale. Included in the loss for the six month period is a loss on disposal of $1 million, net of tax benefit.

(B)

The Fiscal 2007 Quarter represents results from discontinued operations from January 1, 2007 through April 1, 2007. The Fiscal 2007 Six Months represents results from discontinued operations for October 1, 2006 through April 1, 2007.

During the second quarter of Fiscal 2008, we determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of SFAS 144, necessary to classify the Home and Garden Business as discontinued operations were no longer met and that it was appropriate to present the Home and Garden Business as held and used in the Company’s continuing operations in this Quarterly Report on form 10-Q for our second quarter of Fiscal 2008 and going forward.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2008 Six Months, operating activities used $137 million in net cash as compared to using $215 million in net cash during the same period last year. Of this $78 million decrease in cash used, continuing operations represented a decrease in net cash used of $65 million and discontinued operations represented a decrease in net cash used of $13 million. The decrease in cash used by operating activities from continuing operations was the result of a $21 million increase in income from continuing operations for the Fiscal 2008 Six Months after adjusting for non-cash items. The remainder of the decrease in cash used from continuing operations was due to a net $44 million change in assets and liabilities of continuing operations, principally driven by lower growth in accounts receivable and a higher increase in accounts payable, tempered by a higher increase in inventory and unfavorable foreign exchange impacts. The $13 million decrease in cash used by operating activities from discontinued operations was due to the $13 million change in assets and liabilities held for sale associated with the Canadian division of the Home and Garden Business, which was sold on November 1, 2007. See “Liquidity and Capital Resources – Investing Activities” below.

Investing Activities

Net cash provided by investing activities was $5 million for the Fiscal 2008 Six Months. For the Fiscal 2007 Six Months investing activities used net cash of $14 million. The $19 million increase was primarily due to the proceeds received in connection with the November 2007 sale of the Canadian division of our Home and Garden Business of approximately $15 million coupled with a reduction of capital expenditures related to continuing operations. In the Fiscal 2008 Six Months continuing operations capital expenditures totaled $10 million versus $15 million in the Fiscal 2007 Six Months. Capital expenditures for Fiscal 2008 are expected to be approximately $30 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our credit facilities will be adequate to meet the short-term and long-term liquidity requirements of our existing business prior to the expiration of those credit facilities, although no assurance can be given in this regard.

Senior Credit Facilities

During the second quarter of Fiscal 2007, we refinanced our outstanding senior credit facilities with new senior secured credit facilities pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1 billion U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200 million U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262 million Term Loan facility (the “Euro Facility”), and a $50 million synthetic letter of credit facility (the “L/C Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing, the exchange offer completed on March 30, 2007 relating to certain of our senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due on March 30, 2013. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, five business days prior to March 30, 2013.

On September 28, 2007, as provided for in the Senior Credit Agreement, we entered into a $225 million U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from our operations and available cash from prior borrowings under our Senior Credit Agreement in connection with the above-referenced refinancing. We may increase the existing $225 million commitment under the ABL Facility up to $300 million upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Credit Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement and borrowings under the ABL Facility during the first half of Fiscal 2008, as of March 30, 2008, we had aggregate borrowing availability of approximately $37 million, net of lender reserves of $32 million and outstanding letters of credit of $3 million, under the ABL Facility. As of September 30, 2007, we had aggregate borrowing availability of approximately $171 million, net of lenders reserves of $32 million, under the ABL Facility. References to “Senior Credit Facilities” in this Quarterly Report on Form 10-Q, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During the six month period ended March 30, 2008, we prepaid $19 million of term loan indebtedness under our Senior Credit Agreement with borrowings under the ABL Facility and net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the sale of the Canadian division of the Home and Garden Business.

At March 30, 2008, the aggregate amount outstanding under our Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,594 million, including principal amounts of $984 million under the U.S. Dollar

Term B Loan, €258 million under the Euro Facility (USD $407 million at March 30, 2008) and $153 million under the ABL Facility, including $3 million in letters of credit. Letters of credit outstanding under the L/C Facility totaled $50 million at March 30, 2008.

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

As of March 30, 2008, we were in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

Senior Subordinated Notes

At March 30, 2008, we had outstanding principal of $700 million under our 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $3 million under our 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347 million under our Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of March 30, 2008, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 11 1/2%.

We may redeem all or a part of the Variable Rate Toggle Senior Subordinated Notes due 2013 upon not less than 30 nor more than 60 days notice, at specified redemption prices. The terms of the 8  1/2% Senior Subordinated Notes due 2013 and 7 3/8% Senior Subordinated Notes due 2015 do not currently permit redemption. Further, the indentures governing the 7 3/8% Senior Subordinated Notes due 2015 and the Variable Rate Toggle Subordinated Notes due 2013 require us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of our Company, as defined in such indentures and require prepayment in connection with certain asset sales.

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

As of March 30, 2008, we were in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. We, however, are subject to certain restrictions under the terms of the respective indentures because, due to significant restructuring charges and reduced business performance, we do not currently satisfy the Fixed Charge Coverage Ratio test of 2:1 under each of the indentures. Until the test is satisfied, we and certain of our subsidiaries are limited in our ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect our inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing businesses, although no assurance can be given in this regard.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $43 million in the aggregate under our Variable Rate Toggle Senior Subordinated Notes due 2013, approximately $0.2 million in the aggregate under our 8 1/2% Senior Subordinated Notes due 2013 and approximately $52 million in the aggregate under our 7 3/8% Senior Subordinated Notes due 2015. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Facility if cash were not otherwise available for such payments. Interest on the Senior Subordinated Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the Variable Rate Toggle Senior Subordinated Notes due 2013 may be paid by increasing the aggregate principal amount due under the subject notes, subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of March 30, 2008, we estimate annual interest payments of approximately $123 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities and the L/C Facility. Such fees include a quarterly commitment fee of 0.375% on the unused portion of the ABL Facility, certain additional fees with respect to the letter of credit subfacility under the ABL Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2008 Six Months, we granted approximately 0.3 million shares of restricted stock. Of these grants, approximately 0.1 million shares are time-based and vest on a pro rata basis over a three year period and 0.2 million shares are performance-based and vest upon achievement of certain performance goals which consist of reportable and consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by our Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $1.8 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

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

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe the adoption of SFAS 161 will have a material impact on its financial position, results of operations and cash flows.

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

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc, urea and diammonium phosphate used in the manufacturing process. We use commodity swaps, calls and puts to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls, and the premiums received from the puts, are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap, put and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

As of March 30, 2008, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $5.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $10.0 million.

As of March 30, 2008, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $32.5 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net loss of $0.2 million. As of March 30, 2008, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $3.3 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $3.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable Securities and Exchange Commission (the “SEC”) rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Effective April 1, 2008, Koninklijke Philips Electronics N.V. and Spectrum Brands, Inc., as a matter of commercial expediency, agreed not to continue to pursue litigation over the validity and infringement of the Philips’ trade marks relating to the three-headed rotary razor.

We are also involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda., Interelectrica Administração e Participações Ltda., and VARTA AG, the former owners of our subsidiary Microlite S.A., with respect to a number of matters arising out of our acquisition of Microlite, including our right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and our obligation to pay additional amounts to Tabriza arising out of its earn-out rights under the acquisition agreement. We acquired Microlite in our fiscal year ended September 30, 2004. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending the final decision by the arbitration panel. Among the matters decided at the summary judgment stage, the arbitration panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from us interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from us an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. We currently estimate that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which has been reflected as additional acquisition consideration, will be at least $5 million. Such additional amount due Tabriza is included in Accrued liabilities: Other in the Condensed Consolidated Balance Sheets (Unaudited) as of March 30, 2008 and September 30, 2007 included in this Quarterly Report on Form 10-Q. The arbitration panel held a hearing on the remaining open matters in February 2008 and post-hearing submissions continue with respect to the proceeding. It is currently anticipated that the arbitration panel will issue its final decision prior to the end of the current fiscal year. Determination of the total net amount owed by or payable to us arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision.

There have been no other material developments in the status of our legal proceedings since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of March 30, 2008 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of March 30, 2008, we had total indebtedness of approximately $2.6 billion.

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

We continue to explore possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell our Home and Garden Business. However, during the second quarter of Fiscal 2008, we determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, it was appropriate to present the Home and Garden Business as held and used in the Company’s continuing operations in this Quarterly Report on form 10-Q and going forward. Also in connection with this process, during the fourth quarter of Fiscal 2007, we announced plans to pursue the potential sale of another strategic asset; however, we subsequently determined to postpone the strategic asset sale process due to the challenging liquidity conditions in the current credit market. Regardless of these events, the Company remains committed to exploring possible strategic options, including divesting certain assets, in order to sharpen the Company’s focus on strategic growth businesses, reduce outstanding indebtedness and maximize long-term shareholder value. Even if we are able to identify a suitable disposition opportunity, we may not be able to successfully divest any assets on terms and conditions and in a timeframe favorable to the Company, or at all.

Recent negative economic conditions and consumer fears of a recession could impact sales of our products.

Our ability to generate revenue, in particular from sales of our pet supplies, electric shaving and grooming and electric personal care products, depends significantly on discretionary consumer spending. In an economic downturn, discretionary consumer spending generally declines, and sales of certain products viewed as non-necessities may be disproportionately negatively impacted. The recent emergence of a number of negative economic factors, including heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a recession could have a negative impact on discretionary consumer spending in Fiscal 2008 and beyond. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition.

We participate in very competitive markets and we may not be able to compete successfully.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are The Hartz Mountain Corporation and Central Garden & Pet Company. In our Home and Garden Business our principal national competitors are The Scotts Company, Central Garden & Pet Company and S.C. Johnson. In each of our markets, we also face competition from numerous other companies.

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

Weather conditions in North America have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides and fertilizers. In addition, an abnormally cold spring throughout North America could adversely affect both fertilizer and insecticide sales and therefore have a material adverse effect on the Home and Garden Business.

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

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our Home and Garden Business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. When we attempt to renew these contracts the suppliers may not be willing to include, or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Wal-Mart, our largest retailer customer, accounted for approximately 17% of net consolidated sales in the Fiscal 2008 Quarter and 18% of net sales in the Fiscal 2008 Six Months. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Due to the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate their demand, which could in the future require us to carry additional inventories, increase our working capital and related financing requirements or result in excess inventory becoming unusable or obsolete. Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to fully utilize our US net operating loss carryforwards.

As of March 30, 2008, we are estimating that at September 30, 2008 we will have U.S. federal and state net operating loss carryforwards of approximately $1,065 and $1,518 million, respectively. These net operating loss carryforwards expire through years ending in 2028. Management has determined that it is more likely than not that the U.S. deferred tax asset associated with these net operating losses will not be realized in the future and as such has recorded a full valuation allowance to offset the net U.S. deferred tax asset. It is our intention to utilize certain of our U.S. net operating loss carryforwards upon divestiture of certain assets on favorable contractual terms. However, future taxable income may not be sufficient for full utilization of the carryforwards. In addition, we have had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects our net operating losses and other tax attributes to certain limitations. Future changes in ownership under Internal Revenue Code Section 382 could subject us to additional limitations on its ability to utilize net operating losses. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the first six months of Fiscal 2008 approximately 46% of our net sales and 41% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

Our international operations and exports and imports to and from international markets are subject to a number of special risks which could have a material adverse effect on our business, financial condition and results of operations. These risks include, but are not limited to:

•	changes in the economic conditions or consumer preferences or demand for our products in these markets;

•	economic and political destabilization, governmental corruption and civil and labor unrest;

•	restrictive actions by multi-national governing bodies, foreign governments or subdivisions thereof (e.g., duties, quotas and restrictions on transfer of funds);

•	changes in foreign labor laws and regulations affecting our ability to hire and retain employees;

•	changes in U.S. and foreign laws regarding trade and investment;

•	changes in foreign environmental regulations;

•	noncompliance by our business partners with, or a failure by our business partners to enforce, rules and regulations targeting fraudulent conduct; and

•	difficulty in obtaining distribution and support for our products.

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

Sales of our battery, electric shaving and grooming, lawn and garden and household insect control products are seasonal. A large percentage of sales for products of our battery and electric shaving and grooming generally occur during our first fiscal quarter that ends on or about December 31, due to the impact of the December holiday season. A large percentage of our sales of our lawn and garden household insect control products occur during the spring and summer, typically our second and third fiscal quarters. As a result of this seasonality, our inventory and working capital needs relating to these products fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

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

From time to time we have been subject to claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in any trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third-party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations will be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

The Company and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, the Company has also received requests for information from the SEC. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

In addition, the use of certain pesticide and fertilizer products which are sold through Global Pet Supplies and through our Home and Garden Business may be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that: only certified or professional users apply the product, that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), that users post notices on properties where products have been or will be applied, that users notify individuals in the vicinity that products will be applied in the future, that the product not be applied for aesthetic purposes, or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to our Home and Garden Business such as fertilizers, growing media, herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property.

In 2007, certain pet food manufactured in China, which was tainted with a mildly toxic chemical known as melamine, and sold in the United States was linked to numerous companion animal fatalities and triggered a widespread recall of pet food by many major pet food suppliers. Incidences of melamine contamination in pet food and treats were linked to many third-party manufacturers, including manufacturers from which we purchase. While we take precautions to ensure that the third-party manufacturers we use are complying with all applicable food health regulations, all of our third-party manufacturers may not adhere, or may not have in the past adhered, to these regulations at all times. Sales of our pet food and pet treat products may be adversely affected because of general consumer distrust of pet food suppliers who manufacture pet food or pet treats in China or distribute pet food or pet treats manufactured in China or negative public perceptions resulting from enhanced scrutiny by the FDA or other governmental authorities of pet food and pet treats and related animal food products.

The import and sales of our pet food and pet treat products have been, and in the future may be, adversely affected by delays, including the issuance of import alerts, as well as additional costs related to the import process resulting from enhanced scrutiny by the FDA or other governmental authorities of imports from third-party manufacturers of pet food and pet treats generally and in particular from manufacturers who have previously produced melamine-related tainted pet food and pet treats. Any public perception that any of our products are not safe stemming from melamine-related fears or otherwise, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended March 30, 2008:
12/31/07 – 01/27/08	—	$—	—	—
01/28/08 – 02/24/08	165	4.75	—	—
02/25/08 – 03/30/08	—	—	—	—

Total	165	$4.75	—	—

(1)

During the three months ended March 30, 2008, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price per share of the Company’s Common Stock on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

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

Date: May 8, 2008	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005.

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.1 to Amendment No.1 to the Current Report on Form 8-K/A, filed with the SEC on December 4, 2007 amending the Current Report on Form 8-K filed with the SEC on November 9, 2007).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture dated as of March 29, 2007, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture dated as of March 30, 2007, among Spectrum Brands, Inc. (the “Company”), certain subsidiaries of the Company, as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.4	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.6	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy E. Burel (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is filed by incorporation by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 12, 2005).

Exhibit 10.7	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.8	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.9	Employment Agreement dated March 27, 2007, by and between the Company and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.10	Severance Agreement, effective as of October 1, 2005 by and between the Company and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.11	Separation Agreement and Release, dated as of May 25, 2007, by and between the Company and David A. Jones (filed by incorporation by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.11	Separation Agreement and Release, dated as of August 1, 2007, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.12	Separation Agreement and Release, dated as of July 20, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.13	First Amendment to the Separation Agreement and Release, dated as of July 24, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	Separation Agreement and Release, dated as of August 6, 2007, by and between the Company and Remy Burel (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.15	Credit Agreement dated as of March 30, 2007, among the Company, Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.16	Credit Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.17	Guarantee and Collateral Agreement dated as of March 30, 2007, among the Company, certain subsidiaries of the Company and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.18	ABL Guarantee and Collateral Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.19	Intercreditor agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.20	Exchange and Forbearance Agreement dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.21	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.22	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.23	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.24	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.25	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.26	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.27	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.28	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.29	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007) (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.30	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007) (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on December 14, 2007) .

Exhibit 10.31	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.32	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.33	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.34	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.35	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith