Form 10-Q
period 2008-06-29
Spectrum Brands, Inc.
filed 2008-08-08
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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
(Do not check if a small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of August 4, 2008, was 52,778,689.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED June 29, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

June 29, 2008 and September 30, 2007

(Unaudited)

(Amounts in thousands, except per share figures)

	June 29, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$72,697	$69,853
Receivables:
Trade accounts receivable, net of allowances of $17,878 and $17,196, respectively	394,982	352,877
Other	39,147	47,522
Inventories	428,322	396,329
Deferred income taxes	9,011	22,208
Assets held for sale	8,600	33,646
Prepaid expenses and other	56,022	53,966

Total current assets	1,008,781	976,401
Property, plant and equipment, net	258,076	281,568
Deferred charges and other	47,143	40,740
Goodwill	578,604	820,727
Intangible assets, net	1,007,575	1,047,044
Debt issuance costs	38,745	44,906

Total assets	$2,938,924	$3,211,386

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$54,093	$43,438
Accounts payable	265,253	279,548
Accrued liabilities:
Wages and benefits	64,421	67,492
Income taxes payable	8,450	18,345
Restructuring and related charges	38,957	55,793
Accrued interest	52,253	51,122
Liabilities held for sale	—	8,475
Other	90,403	81,943

Total current liabilities	573,830	606,156
Long-term debt, net of current maturities	2,580,638	2,416,916
Employee benefit obligations, net of current portion	59,582	54,469
Deferred income taxes	167,051	169,088
Other	69,471	68,585

Total liabilities	3,450,572	3,315,214
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,250 and 69,062 shares, respectively; outstanding 52,779 and 52,765 shares, respectively	692	690
Additional paid-in capital	672,603	669,274
Accumulated deficit	(1,202,350)	(763,370)
Accumulated other comprehensive income	94,183	65,664

	(434,872)	(27,742)
Less treasury stock, at cost, 16,327 and 16,297 shares, respectively	(76,776)	(76,086)

Total shareholders’ deficit	(511,648)	(103,828)

Total liabilities and shareholders’ deficit	$2,938,924	$3,211,386

See accompanying notes which are an integral part of these condensed consolidated financial statements.

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three and nine month periods ended June 29, 2008 and July 1, 2007

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		NINE MONTHS
	2008	2007	2008	2007
Net sales	$729,663	$659,982	$1,981,489	$1,905,532
Cost of goods sold	454,314	402,001	1,253,543	1,192,845
Restructuring and related charges	13,929	4,116	14,245	16,731

Gross profit	261,420	253,865	713,701	695,956
Selling	156,530	140,264	431,933	428,667
General and administrative	48,399	34,689	146,878	122,406
Research and development	6,985	6,448	18,983	20,990
Goodwill and intangibles impairment	303,323	—	316,523	214,039
Restructuring and related charges	5,947	26,880	16,014	41,662

Total operating expenses	521,184	208,281	930,331	827,764

Operating (loss) income	(259,764)	45,584	(216,630)	(131,808)
Interest expense	57,106	59,378	172,499	191,477
Other expense, net	1,274	1,259	111	4,513

Loss from continuing operations before income taxes	(318,144)	(15,053)	(389,240)	(327,798)
Income tax (benefit) expense	(34,282)	(6,927)	48,492	(63,997)

Loss from continuing operations	(283,862)	(8,126)	(437,732)	(263,801)
Income (loss) from discontinued operations, net of tax	—	738	(1,245)	88

Net loss	$(283,862)	$(7,388)	$(438,977)	$(263,713)

Basic earnings per share:
Weighted average shares of common stock outstanding	50,897	50,753	50,923	50,827
Loss from continuing operations	$(5.58)	$(0.16)	$(8.60)	$(5.19)
Income (loss) from discontinued operations	—	0.01	(0.02)	—

Net loss	$(5.58)	$(0.15)	$(8.62)	$(5.19)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	50,897	50,753	50,923	50,827
Loss from continuing operations	$(5.58)	$(0.16)	$(8.60)	$(5.19)
Income (loss) from discontinued operations	—	0.01	(0.02)	—

Net loss	$(5.58)	$(0.15)	$(8.62)	$(5.19)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended June 29, 2008 and July 1, 2007

(Unaudited)

(Amounts in thousands)

	NINE MONTHS
	2008	2007
Cash flows from operating activities:
Net loss	$(438,977)	$(263,713)
(Loss) income from discontinued operations	(1,245)	88

Loss from continuing operations	(437,732)	(263,801)
Non-cash adjustments to loss from continuing operations:
Depreciation	40,782	31,819
Amortization	28,277	28,868
Amortization of debt issuance costs	6,313	5,816
Impairment of goodwill and intangibles	316,523	214,039
Other non-cash adjustments	24,686	(4,329)
Net changes in assets and liabilities, net of discontinued operations	(108,668)	(142,753)

Net cash used by operating activities of continuing operations	(129,819)	(130,341)
Net cash used by operating activities of discontinued operations	(296)	(12,998)

Net cash used by operating activities	(130,115)	(143,339)

Cash flows from investing activities:
Purchases of property, plant and equipment	(15,256)	(20,465)
Proceeds from sale of equipment	154	486

Net cash used by investing activities of continuing operations	(15,102)	(19,979)
Net cash provided by investing activities of discontinued operations	15,076	—

Net cash used by investing activities	(26)	(19,979)

Cash flows from financing activities:
Reduction of debt	(268,086)	(1,826,363)
Proceeds from debt financing	396,000	2,178,729
Debt issuance costs	(152)	(40,790)
Treasury stock purchases	(690)	(3,000)

Net cash provided by financing activities	127,072	308,576
Effect of exchange rate changes on cash and cash equivalents	5,913	2,512

Net increase in cash and cash equivalents	2,844	147,770
Cash and cash equivalents, beginning of period	69,853	28,430

Cash and cash equivalents, end of period	$72,697	$176,200

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

The Company has engaged advisors to assist it in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of the Company’s fiscal year ended September 30, 2007 the Company approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of United States (“U.S.”) and Canadian divisions. As a result, the Company designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations. On November 1, 2007, the Company sold the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations and Assets Held for Sale for further details on the sale of the Canadian division of the Home and Garden Business.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

On May 20, 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton Inc. (“Salton”) and Applica Pet Products LLC (“Applica”), each controlled affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. The agreement was subject to a number of closing conditions, including, without limitation, consent of the Company’s lenders under its senior credit facilities. The Company had been unable to obtain the consent of the lenders under its senior credit facilities, and, on July 13, 2008, the Company entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. Pursuant to the termination agreement, as a condition to the termination, the Company paid Salton and Applica $3,000 as a reimbursement of expenses.

The Company, with the assistance of its advisors, continues to explore possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness.

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 29, 2008, the results of operations for the three and nine month periods ended June 29, 2008 and July 1, 2007, and cash flows for the nine month periods ended June 29, 2008 and July 1, 2007. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the nine months ended June 29, 2008 and the three and nine months ended July 1, 2007, respectively:

	Three Months	Nine Months
	2007(A)	2008(B)	2007(A)
Net sales	$40,413	$4,732	$75,022

Loss from discontinued operations before income taxes	$1,137	$(1,896)	$88
Provision for income tax expense (benefit)	399	(651)	—

Income (loss) from discontinued operations, net of tax	$738	$(1,245)	$88

(A)

The three month period ended July 1, 2007 represents results from discontinued operations from April 2, 2007 through July 1, 2007. The nine month period ended July 1, 2007 represents results from discontinued operations for October 1, 2006 through July 1, 2007.

(B)

The nine month period ended June 29, 2008 represents results from discontinued operations from October 1, 2007 through November 1, 2007, the date of sale. Included in the loss for the nine month period is a loss on disposal of $1,087, net of tax benefit.

Assets Held for Sale: As of June 29, 2008, the Company had $8,600 included in Assets held for sale in its Condensed Consolidated Balance Sheets (Unaudited) related to certain assets and liabilities of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

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

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 5 to 19 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations.

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The fair values of the Company’s goodwill and trade name intangibles were tested as of May 25, 2008, December 31, 2007 and April 1, 2007. Goodwill and trade names of the Company’s Home and Garden Business were tested as of May 25, 2008 in conjunction with a forecasted reduction of future operating profitability of this business. This forecasted reduction of future profitability is primarily the result of significant current and projected cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company’s

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Home and Garden Business coupled with more conservative growth rates for this business. Goodwill and trade name intangibles of the Company’s Home and Garden Business were tested as of December 31, 2007 in conjunction with the Company’s reclassification of that business from an asset held for sale to an asset held and used. All of the Company’s goodwill and trade name intangibles were tested as of April 1, 2007 in conjunction with the Company’s realignment of reportable segments which occurred in January 2007.

In accordance with SFAS 142, the Company conducted impairment testing on the Company’s goodwill. The Company used the discounted estimated future cash flows methodology to determine the fair value of its reporting units. Assumptions critical to the Company’s fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. As a result of the testing performed as of May 25, 2008, this first step indicated that the fair value of the Company’s Home and Garden Business was less than the Company’s carrying amount of the Home and Garden Business and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142. Accordingly, the Company then compared the carrying amount of the Home and Garden Business goodwill against the respective implied fair value of goodwill. The carrying amount of the Home and Garden Business goodwill was determined to exceed its implied fair value and, therefore, the Company recorded an impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill. As a result of this goodwill impairment analysis, the Company recorded a non-cash pretax goodwill impairment charge of approximately $110,213 during the three months ended June 29, 2008. This impairment of goodwill is primarily attributed to lower forecasted profits of the Home and Garden Business, reflecting significant current and projected cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company’s Home and Garden Business coupled with more conservative growth rates for this business. As a result of the testing performed as of December 31, 2007, this first step indicated that the fair value of the Company’s Home and Garden Business were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. As a result of the testing performed as of April 1, 2007 in connection with the Company’s realignment of reportable segments this first step indicated that the fair value of the Company’s North America geographic reporting unit, which is now included in the Global Batteries & Personal Care reportable segment, was less than the Company’s North America reporting unit’s carrying amount and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142. Accordingly, the Company then compared the carrying amount of the North America reporting unit’s goodwill against the respective implied fair value of goodwill. The carrying amount of the North America reporting unit’s goodwill was determined to exceed its implied fair value and, therefore, the Company recorded an impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill. As a result of this goodwill impairment analysis, the Company recorded a non-cash pretax goodwill impairment charge of approximately $214,039 during the three months ended April 1, 2007. This impairment of goodwill is primarily attributed to lower forecasted profits of the North America reporting unit, reflecting more conservative future growth rates, coupled with an increase in its carrying value during the six month period ended April 1, 2007.

The recognition of the $110,213 and $214,039 non-cash impairment of goodwill for the three months ended June 29, 2008 and April 1, 2007, respectively, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the three month periods ended June 29, 2008 and April 1, 2007. The impairment will not result in future cash expenditures.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In addition, in accordance with SFAS 142, as of May 25, 2008, December 31, 2007 and April 1, 2007 the Company also compared the carrying amount of indefinite-lived trade name intangible assets with their respective implied fair value. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates were: (i) royalty rates; and (ii) projected average revenue growth rates. As a result of the testing performed on May 25, 2008 and December 31, 2007, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets. Accordingly, the Company recorded a non-cash pretax impairment charge of $22,000 and $13,200, respectively, equal to the excess of the carrying amounts of these intangible assets over the implied fair value of such assets. These impairments of indefinite-lived intangible assets are primarily attributed to lower forecasted sales of products sold under the respective impaired trade names. As a result of the testing performed as of April 1, 2007 the Company concluded that the fair values of its trade name intangible assets were in excess of their respective carrying amounts and, hence, such assets were not impaired.

The recognition of the $22,000 and $13,200 non-cash impairment of indefinite-lived intangible assets, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the three month periods ended June 29, 2008 and March 30, 2008, respectively.

As more fully discussed above in Note 1, Description of Business, on May 20, 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton and Applica. The agreement was subject to a number of closing conditions, including, without limitation, consent of the Company’s lenders under its senior credit facilities. The Company had been unable to obtain the consent of the lenders under its senior credit facilities, and, on July 13, 2008, the Company entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. The Company’s intent to dispose of Global Pet Supplies constituted a triggering event for impairment testing under SFAS 142 and SFAS 144. The Company estimated the fair value of Global Pet Supplies, and the resultant estimated impairment charge of goodwill, based on the negotiated sales price of Global Pet Supplies, which management deemed the best indication of fair value at that time. Accordingly, the Company recorded a non-cash pretax charge of $154,916 to reduce the carrying value of goodwill related to Global Pet Supplies in order to reflect the estimated fair value of the business as of June 29, 2008. During the fourth quarter of Fiscal 2008, the Company will complete its annual impairment testing of goodwill and indefinite-lived intangible assets pursuant to the provisions of SFAS 142 and, accordingly, any further impairment to goodwill or indefinite-lived intangible assets will be recorded at that time. The recognition of the $154,916 non-cash impairment of goodwill, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the three and nine months ended June 29, 2008.

During the third quarter of Fiscal 2008, the Company developed and initiated a plan to phase down, and ultimately cease, manufacturing operations at its Ningbo Baowang (“Ningbo”) battery manufacturing facility in China. The Company expects manufacturing operation at Ningbo to be completely phased out by December 31, 2008. In connection with the Company’s strategy to exit operations at Ningbo, the Company, in accordance with SFAS 142, recorded a non-cash pretax charge of $16,193 to reduce the carrying value of goodwill related to Ningbo. The recognition of the $16,193 non-cash impairment of goodwill, recorded as a separate component of Operating expenses, has had a material negative effect on the Company’s financial condition and results of operations for the three and nine months ended June 29, 2008.

The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

courts may signal that an asset has become impaired. Subsequent to June 29, 2008, there have been significant cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company’s Home and Garden Business, namely urea, diammonium phosphate and potash. If the cost of these commodities were to remain at, or increase from, their current levels and the Company was unable to offset or temper a significant portion of such higher costs by securing higher selling prices, implementing cost reduction programs, or a combination of both, the cash flows of the Home and Garden Business could be negatively impacted which could result in a future impairment of goodwill related to that reporting unit.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $62,446 and $169,152 for the three and nine month periods ended June 29, 2008, respectively, and $57,277 and $162,195 for the three and nine month periods ended July 1, 2007, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 19% of the Company’s Net sales during both the three and nine month periods ended June 29, 2008, respectively, and 19% and 20% of the Company’s Net sales during the three and nine month periods ended July 1, 2007. This major customer also represented approximately 22% and 11% of the Company’s trade accounts receivable, net as of June 29, 2008 and September 30, 2007, respectively.

Approximately 37% and 43% of the Company’s Net sales during the three and nine month periods ended June 29, 2008, respectively, and 42% and 44% of the Company’s Net sales during the three and nine month periods ended July 1, 2007, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

SFAS 123(R) requires the Company to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and nine month periods ended June 29, 2008, was $41, or $25, net of taxes, and $3,290, or $2,040, net of taxes, respectively, and during the three and nine month periods ended July 1,

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2007 was $10,030 and $18,656, or $6,720 and $12,500, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). The Company expects that total stock compensation expense for 2008 will be approximately $5,208 before the effect of income taxes. As of June 29, 2008, there was $8,753 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

During the nine month period ended June 29, 2008, the Company granted approximately 408 shares of restricted stock. Of these grants, 158 shares are time based and vest on a pro rata basis over a three year period and 250 are purely performance based and vest only upon achievement of certain performance goals which consist of reportable segment and consolidated company EBITDA and cash flow components, each as defined by the Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors or if the employee is terminated without cause.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation. In 2004, the Company’s Board of Directors (the “Board”) adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of June 29, 2008, 2,579 restricted shares had been granted, net of forfeitures and shares surrendered by employees for payment of taxes on such awards, and 1,360 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of June 29, 2008 there were options with respect to 612 shares of common stock and 526 restricted shares outstanding under the 1997 Plan, and options with respect to 149 shares of common stock outstanding under the 1996 Plan. The fair value of restricted stock is determined based on the market price per share of the Company’s common stock on the grant date. A summary of the status of the Company’s non-vested restricted stock as of June 29, 2008 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2007	2,265	$15.56	$35,242
Granted	408	5.31	2,165
Vested	(514)	19.00	(9,769)
Forfeited	(272)	27.07	(7,366)

Restricted stock at June 29, 2008	1,887	$10.74	$20,272

The following table summarizes the stock option transactions for the nine month period ended June 29, 2008:

	Options	Weighted- Average Exercise Price
Outstanding at September 30, 2007	1,510	$15.82
Forfeited	(749)	16.41

Outstanding, at June 29, 2008	761	$15.20

Options exercisable at June 29, 2008	668	$15.37

The following table summarizes information about options outstanding and options outstanding and exercisable as of June 29, 2008:

Range of Exercise Prices	Options Outstanding			Options Outstanding and Exercisable
	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	589	4.02 years	$13.46	504	$13.52
$16.19 – $21.50	43	1.00	17.13	39	16.90
$21.63 – $27.13	129	1.50	22.48	125	22.34

	761	3.42	$15.20	668	$15.37

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to Interest expense from the underlying debt to which the swap is designated. During the three month periods ended June 29, 2008 and July 1, 2007, $714 and $2,047 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the three month periods ended June 29, 2008 and July 1, 2007, no adjustments were recorded to Interest expense for ineffectiveness from such hedges as such amounts were de minimis. During the three month period ended July 1, 2007, $1,150 of pretax derivative gains were recorded as an adjustment to Interest expense from early termination of a Euro-denominated interest rate swap. During the nine month periods ended June 29, 2008 and July 1, 2007, $1,550 and $5,792 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the nine month periods ended June 29, 2008 and July 1, 2007, no adjustments were recorded to Interest expense for ineffectiveness from such hedges as such amounts were de minimis. During the nine month period ended July 1, 2007, $1,150 of pretax derivative gains were recorded as an adjustment to Interest expense from early termination of a Euro-denominated interest rate swap. At June 29, 2008, the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.46% for a notional principal amount of $170,000 through October 2008 and 5.49% for a notional principal amount of $225,000 through March 2010 and 3.01% for a notional principal amount of $80,000 through April 2010. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of €185,000 through September 2008. The derivative net loss on these contracts recorded in AOCI at June 29, 2008 was $3,932, net of tax benefit of $2,410. The derivative net gain on these contracts recorded in AOCI at September 30, 2007 was $163, net of tax expense of $100. At June 29, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $3,230, net of tax benefit.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third-party and inter-company sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended June 29,

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2008 and July 1, 2007, $255 and $106 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Net sales. During the nine month periods ended June 29, 2008 and July 1, 2007, $1,629 and $644 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Net sales. During the three month periods ended June 29, 2008 and July 1, 2007, $2,885 and $1,294 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During the nine month periods ended June 29, 2008 and July 1, 2007, $7,583 and $1,843 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Condensed Consolidated Balance Sheet (Unaudited). During the three month periods ended June 29, 2008 and July 1, 2007, $0 and $390 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the nine month periods ended June 29, 2008 and July 1, 2007, $0 and $1,146 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for both the three month periods ended June 29, 2008 and July 1, 2007 was $0. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for both the nine month periods ended June 29, 2008 and July 1, 2007 was $0. The derivative net loss on these contracts recorded in AOCI at June 29, 2008 was $6,992, net of tax benefit of $2,879. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $6,010, net of tax benefit of $3,318. At June 29, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $5,799, net of tax benefit.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third-party and inter-company payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheets (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During the three month periods ended June 29, 2008 and July 1, 2007, $877 and $3,544 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the nine month periods ended June 29, 2008 and July 1, 2007, $16,504 and $7,576 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At June 29, 2008, $120,000 of such foreign exchange derivative contracts were outstanding. At September 30, 2007, $125,771 of such foreign exchange derivative contracts were outstanding.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and diammonium phosphate used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended June 29, 2008 and July 1, 2007, $178 and $1,788, of pretax derivative losses and gains, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally effective, however, during the three month periods ended June 29, 2008 and July 1, 2007, $8 and $160, of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. During the nine month periods ended June 29, 2008 and July 1, 2007, $386 and $14,101, respectively, of pretax

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

derivative gains were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally effective, however, during the nine month periods ended June 29, 2008 and July 1, 2007, $295 and $228 of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At June 29, 2008, the Company had a series of such swap contracts outstanding through June 2010 with a contract value of $43,713. At September 30, 2007, $64,043 of such commodity contracts were outstanding. The derivative net loss on these contracts recorded in AOCI at June 29, 2008, was $4,354, net of tax benefit of $2,268. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $1,107, net of tax benefit of $529. At June 29, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $3,518, net of tax.

3    OTHER COMPREHENSIVE LOSS

Comprehensive income and the components of other comprehensive income, net of tax, for the three and nine month periods ended June 29, 2008 and July 1, 2007, respectively, are as follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Net loss	$(283,862)	$(7,388)	$(438,977)	$(263,713)
Other comprehensive income:
Foreign currency translation	497	16,853	39,979	28,843
Adjustment of additional minimum pension liability	—	(114)	—	(1,728)
Valuation allowance adjustments	2,220	—	(2,416)	—
Pension liability adjustments	(551)	—	(345)	—
Net unrealized gain (loss) on derivative instruments	2,921	(2,765)	(8,701)	(8,421)

Net change to derive comprehensive income for the period	5,087	13,974	28,517	18,694

Comprehensive (loss) income	$(278,775)	$6,586	$(410,460)	$(245,019)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ deficit. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine month periods ended June 29, 2008 and July 1, 2007 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

4    NET LOSS PER COMMON SHARE

Net loss per common share for the three and nine month periods ended June 29, 2008 and July 1, 2007, respectively, is calculated based upon the following number of shares:

	Three Months		Nine Months
	2008	2007	2008	2007
Basic	50,897	50,753	50,923	50,827
Effect of restricted stock and assumed conversion of options	—	—	—	—

Diluted	50,897	50,753	50,923	50,827

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

For the three and nine month periods ended June 29, 2008 and July 1, 2007, respectively, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5    INVENTORIES

Inventories, which are stated at the lower of cost or market, consist of the following:

	June 29, 2008	September 30, 2007
Raw materials	$101,756	$102,353
Work-in-process	30,460	29,455
Finished goods	296,106	264,521

	$428,322	$396,329

6    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2007	$129,899	$161,078	$529,750	$820,727
Purchase price allocation(A), (B)	—	(1,064)	(379)	(1,443)
Impairment charge	(16,193)	(110,213)	(154,917)	(281,323)
Effect of translation	14,599	—	26,044	40,643

Balance as of June 29, 2008	$128,305	$49,801	$400,498	$578,604

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2007	$387,789	$138,400	$310,637	$836,826
Purchase price allocation(C)	(23,781)	—	—	(23,781)
Impairment charge	—	(35,200)	—	(35,200)
Effect of translation	19,095	—	18,339	37,434

Balance as of June 29, 2008	$383,103	$103,200	$328,976	$815,279
Intangible Assets Subject to Amortization
Balance as of September 30, 2007, gross	$16,954	$89,450	$155,816	$262,220
Less: Accumulated amortization	(4,388)	(15,103)	(32,511)	(52,002)

Balance as of September 30, 2007, net	$12,566	$74,347	$123,305	$210,218
Additions	125	—	79	204
Amortization during period	(852)	(13,995)	(10,140)	(24,987)
Effect of translation	1,309	—	5,552	6,861

Balance as of June 29, 2008, net	$13,148	$60,352	$118,796	$192,296

Total Intangible Assets, net	$396,251	$163,552	$447,772	$1,007,575

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

(A)

During the nine month period ended June 29, 2008, the Company reduced goodwill in its Home and Garden Business segment as a result of adjustment to certain liabilities assumed in connection with the Company’s February 7, 2005 acquisition of United Industries Corporation (“United”) recorded in accordance with Emerging Issues Task Force (“EITF”) Issue 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.”

(B)

During the nine month period ended June 29, 2008, the Company reduced goodwill in its Global Pet Supplies segment as a result of a partial reversal of a tax contingency reserve recorded in connection with the acquisition of Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”).

(C)

During the nine month period ended June 29, 2008, in accordance with SFAS No. 109, “Accounting for Income Taxes,” the Company reduced Global Batteries & Personal Care segment intangible assets as a result of the reversal in Fiscal 2008 of the valuation allowance established against net deferred tax assets at the time of the acquisition of the Company’s Brazilian battery business as all prior goodwill had been written off.

Intangible assets subject to amortization include proprietary technology, customer relationship intangibles and certain trade names. The carrying value of technology assets was $34,257, net of accumulated amortization of $13,640, at June 29, 2008 and $35,635, net of accumulated amortization of $10,726, at September 30, 2007. The carrying value of customer relationship intangibles was $155,740, net of accumulated amortization of $54,693, at June 29, 2008 and $169,715, net of accumulated amortization of $35,586, at September 30, 2007. The carrying value of trade name intangibles was $2,299, net of accumulated amortization of $8,656 at June 29, 2008 and $4,868, net of accumulated amortization of $5,690 at September 30, 2007.

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

Amortization expense for the three and nine month periods ended June 29, 2008 and July 1, 2007, respectively, is as follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Proprietary technology amortization	$998	$923	$2,914	$2,754
Customer relationships amortization	4,269	2,388	19,107	7,054
Trade names amortization	475	167	2,966	501

	$5,742	$3,478	$24,987	$10,309

The Company estimates annual amortization expense for the next five fiscal years will approximate $23,140 per year.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

7    DEBT

Debt consists of the following:

	June 29, 2008		September 30, 2007
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	2,873	8.5%
Senior Subordinated Notes, due October 2, 2013	347,012	12.0%	347,012	11.3%
Term Loan B, U.S. Dollar, expiring March 30, 2013	981,377	6.7%	997,500	9.6%
Term Loan, Euro, expiring March 30, 2013	405,111	9.5%	369,855	8.8%
Revolving Credit Facility, expiring September 28, 2011	143,500	5.1%	—	—
Other notes and obligations	39,807	9.1%	28,719	5.6%
Capitalized lease obligations	15,051	4.9%	14,395	5.0%

	2,634,731		2,460,354
Less current maturities	54,093		43,438

Long-term debt	$2,580,638		$2,416,916

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

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

On September 28, 2007, as provided for in the Senior Credit Agreement, the Company entered into a $225,000 U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from the Company’s operations and available cash from prior borrowings under its Senior Credit Agreement in connection with the above-referenced refinancing. The Company, at its option, may increase the existing $225,000 commitment under the ABL Facility up to $300,000 upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement and borrowings under the ABL Facility during the first nine months of Fiscal

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2008, as of June 29, 2008, the Company had aggregate borrowing availability of approximately $44,822, net of lender reserves of $31,678 and outstanding letters of credit of $5,000, under the ABL Facility. As of September 30, 2007, the Company had aggregate borrowing availability of approximately $171,005, net of lenders reserves of $32,370, under the ABL Facility. References to “Senior Credit Facilities” in this Quarterly Report on Form 10-Q, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During the nine month period ended June 29, 2008, the Company repaid $22,325 of term loan indebtedness under its Senior Credit Agreement with borrowings under the ABL Facility and net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations for further details on the sale of the Canadian division of the Home and Garden Business.

At June 29, 2008, the aggregate amount outstanding under the Company’s Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,583,915, including principal amounts of $981,377 under the U.S. Dollar Term B Loan, €257,132 under the Euro Facility (USD $405,111 at June 29, 2008), and $148,500 under the ABL Facility, including $5,000 in letters of credit. Letters of credit outstanding under the L/C Facility totaled $48,927 at June 29, 2008.

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

As of June 29, 2008, the Company was in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Senior Subordinated Notes

At June 29, 2008, the Company had outstanding principal of $700,000 under its 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $2,873 under its 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347,012 under its Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of June 29, 2008, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 12%.

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

As of June 29, 2008, the Company was in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. The Company, however, is subject to certain restrictions under the terms of the respective indentures because, due to significant restructuring charges and reduced business performance, the Company does not currently satisfy the Fixed Charge Coverage Ratio test of 2:1 under each of the indentures. Until the test is satisfied, the Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

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

The Company’s results of operations for the three and nine month periods ended June 29, 2008 and July 1, 2007, respectively, reflect the following pension and deferred compensation benefit costs:

Components of net periodic pension benefit and deferred compensation benefit cost	Three Months		Nine Months
	2008	2007	2008	2007
Service cost	$668	$782	$2,004	$2,347
Interest cost	1,669	1,393	5,007	4,179
Expected return on assets	(1,207)	(1,017)	(3,621)	(3,052)
Settlement and Curtailment	—	173	—	520
Amortization of prior service cost	64	64	191	191
Recognized net actuarial loss	69	156	208	468

Net periodic benefit cost	$1,263	$1,551	$3,789	$4,653

	Three Months		Nine Months
Pension and deferred compensation contributions	2008	2007	2008	2007
Contributions made during period	$2,377	$1,782	$4,356	$2,561

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company sponsors a defined contribution retirement plan for its domestic employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from up to 4% of participants’ compensation, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 29, 2008 were $1,427 and $3,842, respectively.

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

9    INCOME TAXES

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized no cumulative effect adjustment. As of October 1, 2007 and June 29, 2008, the Company had approximately $7,933 and $7,337 of unrecognized tax benefits, respectively, of which approximately $4,630 and $4,768, respectively, would affect the Company’s effective tax rate if recognized and approximately $2,629 and $1,900, respectively, of which would result in a reduction in goodwill if recognized. The change from October 1, 2007 to June 29, 2008 is primarily a result of the accrual of additional interest and penalties and the settlement of a tax examination in Germany as further discussed below.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 1, 2007 and June 29, 2008, the Company had approximately $1,525 and $1,724, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company does not expect any significant increases in the unrecognized tax benefits within twelve months of the reporting date of this Quarterly Report on Form 10-Q.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2004 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2004 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2005, 2006 and 2007 remain open to examination by the IRS. Various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

During the nine month period ended June 29, 2008, certain of the German legal entities acquired by the Company in April, 2005 settled German tax audits for the fiscal years ended 2001 through 2004. As a result of the settlement, the Company reduced its unrecognized tax benefits by approximately $734, resulting in a reduction of goodwill of approximately $379 and the remainder of which was reclassified as a current tax liability.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three and nine month periods ended June 29, 2008 and April 1, 2007 and at June 29, 2008 and September 30, 2007 is as follows:

	Three Months		Nine Months
	2008	2007	2008	2007
Net sales from external customers
Global Batteries & Personal Care	$344,454	$307,024	$1,070,109	$1,031,083
Global Pet Supplies	148,562	134,976	439,431	415,202
Home and Garden Business	236,647	217,982	471,949	459,247

Total segments	$729,663	$659,982	$1,981,489	$1,905,532

	Three Months		Nine Months
	2008	2007	2008	2007
Segment profit
Global Batteries & Personal Care	$33,230	$27,421	$104,996	$89,373
Global Pet Supplies	16,745	14,422	48,834	49,120
Home and Garden Business	25,917	42,280	6,284	40,795

Total segments	75,892	84,123	160,114	179,288
Corporate expense	12,457	7,543	29,962	38,664
Restructuring and related charges	19,876	30,996	30,259	58,393
Goodwill and intangibles impairment	303,323	—	316,523	214,039
Interest expense	57,106	59,378	172,499	191,477
Other expense, net	1,274	1,259	111	4,513

Loss from continuing operations before income taxes	$(318,144)	$(15,053)	$(389,240)	$(327,798)

	June 29, 2008	September 30, 2007
Segment total assets
Global Batteries & Personal Care	$1,254,307	$1,328,802
Global Pet Supplies	1,108,635	1,202,263
Home and Garden Business	473,665	564,188

Total segments	2,836,607	3,095,253
Corporate	102,317	116,133

Total assets at period end	$2,938,924	$3,211,386

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

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended June 29, 2008 and July 1, 2007, respectively:

	Three Months		Nine Months
	2008	2007	2008	2007
Cost of goods sold:
Global Batteries & Personal Care	$13,874	$945	$14,081	$6,522
Global Pet Supplies	55	3,143	164	10,181
Corporate	—	28	—	28

Total restructuring and related charges in Cost of goods sold	13,929	4,116	14,245	16,731
Operating expenses:
Global Batteries & Personal Care	3,491	6,618	8,028	13,926
Global Pet Supplies	356	2,542	1,322	6,440
Home and Garden Business	965	348	2,916	3,924
Corporate	1,135	17,372	3,748	17,372

Total restructuring and related charges in Operating expenses	5,947	26,880	16,014	41,662

Total restructuring and related charges	$19,876	$30,996	$30,259	$58,393

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo battery manufacturing facility in China (the “Ningbo Exit Plan”). The Company recorded $13,713 of pretax restructuring and related charges during both the three and nine month period ended June 29, 2008, respectively, in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $13,713 since the inception of the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $24,616.

Ningbo Exit Strategy Summary

Other Costs
Accrual balance at September 30, 2007	$—
Provisions	155
Accrual balance at June 29, 2008	$155

Expensed as incurred(A)	$13,558

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company recorded $22 and $34 of pretax restructuring and related charges during the three and nine month period ended June 29, 2008, respectively, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $10,958 since the inception of the Latin American Initiatives.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and activity that have occurred during Fiscal 2008:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$124	$576	$700
Provisions	—	(30)	(30)
Cash expenditures	—	(55)	(55)
Non-cash items	—	101	101

Accrual balance at June 29, 2008	$124	$592	$716

Expensed as incurred(A)	$64	$—	$64

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 10, Segment Results, for additional discussion on the Company’s realignment of its operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $5,711 and $14,722 of pretax restructuring and related charges during the three and nine month period ended June 29, 2008, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $78,000, the majority of which will be cash costs.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that have occurred during Fiscal 2008:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$27,477	$4,043	$31,520
Provisions	6,499	1,816	8,315
Cash expenditures	(13,084)	(456)	(13,540)
Non-cash items	(2,660)	(248)	(2,908)

Accrual balance at June 29, 2008	$18,232	$5,155	$23,387

Expensed as incurred(A)	$2,366	$4,041	$6,407

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during Fiscal 2008, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2008	$8,058	$2,916	$3,748	$14,722
Restructuring and related charges since initiative inception	$37,740	$5,411	$23,841	$66,992
Total future restructuring and related charges expected	$4,433	$1,801	$4,744	$10,978

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company recorded $8 and $172 of pretax restructuring and related charges during the three and nine month period ended June 29, 2008, respectively, in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,918 since the inception of the European Initiatives.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that have occurred during Fiscal 2008:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$5,224	$—	$5,224
Cash expenditures	(433)	(393)	(826)
Non-cash items	(498)	1,023	525

Accrual balance at June 29, 2008	$4,293	$630	$4,923

Expensed as incurred(A)	$—	$172	$172

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

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

Effective October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Company recorded $11 and $131 of pretax restructuring and related charges during the three and nine month period ended June 29, 2008, representing the finalization of expenditures in connection with the integration of the United home and garden business. The Company recorded pretax restructuring and related charges of $9,238 since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $412 and $1,486 of pretax restructuring and related charges during the three and nine month period ended June 29, 2008, respectively, representing the finalization of expenditures in connection with its integration activities within the Global Pet Supplies business. The Company has recorded pretax restructuring and related charges of $33,007 since the inception of the integration activities within Global Pet Supplies.

During the fiscal year ended September 30, 2005, the Company also announced the closure of a zinc carbon manufacturing facility in France within Global Batteries and Personal Care. The Company recorded no pretax restructuring and related charges during the three month period ended June 29, 2008 in connection with this closure. The costs associated with the initiative are complete and totaled $10,955.

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that have occurred during Fiscal 2008:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$2,747	$2,138	$4,885
Provisions	183	—	183
Cash expenditures	(1,322)	(1,101)	(2,423)
Non-cash items	(1,317)	912	(405)

Accrual balance at June 29, 2008	$291	$1,949	$2,240

Expensed as incurred(A)	$647	$787	$1,434

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$100	$11,770	$11,870
Cash expenditures	(82)	(2,018)	(2,100)
Non-cash expenditures	—	(2,234)	(2,234)

Accrual balance at June 29, 2008	$18	$7,518	$7,536

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

12    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,925, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At June 29, 2008 and September 30, 2007, these amounts totaled approximately $23,323 and $32,747, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

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

The Company is also involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda., Interelectrica Administração e Participações Ltda., and VARTA AG, the former owners of the Company’s subsidiary Microlite S.A., with respect to a number of matters arising out of the Company’s acquisition of Microlite, including the Company’s right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and the Company’s obligation to pay additional amounts to Tabriza arising out of its earn-out rights under the acquisition agreement. The Company acquired Microlite in the Company’s fiscal year ended September 30, 2004. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending the final decision by the arbitration panel. Among the matters decided at the summary judgment stage, the arbitration panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from the Company interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from the Company an additional amount with respect

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. The Company currently estimates that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which has been reflected as additional acquisition consideration, will be at least $5,000. Such additional amount due Tabriza is included in Accrued liabilities: Other, in the Condensed Consolidated Balance Sheets (Unaudited) as of June 29, 2008 and September 30, 2007. The arbitration panel held a hearing on the remaining open matters in February 2008 and post-hearing submissions continue with respect to the proceeding. It is currently anticipated that the arbitration panel will issue its final decision prior to the end of Fiscal 2008. Determination of the total net amount owed by or payable to the Company arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

13    NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its financial position, results of operations and cash flows.

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

The following consolidating financial data illustrates the components of the Condensed Consolidated Balance Sheets (Unaudited). Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate condensed consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheets

June 29, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$3,953	$3,435	$65,309	$—	$72,697
Receivables, net	964,817	458,748	218,628	(1,208,064)	434,129
Inventories	72,213	172,558	189,475	(5,924)	428,322
Assets held for sale	—	316	8,283	—	8,600
Prepaid expenses and other	18,184	16,606	28,775	1,468	65,033

Total current assets	1,059,167	651,663	510,470	(1,212,520)	1,008,781
Property, plant and equipment, net	50,298	68,079	139,699	—	258,076
Goodwill	100	253,779	322,401	2,324	578,604
Intangible assets, net	221,555	378,950	407,258	(188)	1,007,575
Deferred charges and other	714,397	472,758	(759,549)	(380,463)	47,143
Debt issuance costs	38,745	—	—	—	38,745
Investments in subsidiaries	4,324,509	4,330,966	3,544,504	(12,199,979)	—

Total assets	$6,408,771	$6,156,195	$4,164,783	$(13,790,825)	$2,938,924

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$102,707	$21	$40,309	$(88,944)	$54,093
Accounts payable	472,466	1,064,611	134,534	(1,406,358)	265,253
Accrued liabilities	92,036	50,136	112,312	—	254,484

Total current liabilities	667,209	1,114,768	287,155	(1,495,302)	573,830
Long-term debt, net of current maturities	2,565,977	604,061	(582,804)	(6,596)	2,580,638
Employee benefit obligations, net of current portion	9,784	(633)	50,431	—	59,582
Deferred income taxes	32,820	113,490	20,741	—	167,051
Other	11,177	—	58,294	—	69,471

Total liabilities	3,286,967	1,831,686	(166,183)	(1,501,898)	3,450,572
Shareholders’ equity:
Common stock	692	451	537,967	(538,418)	692
Additional paid-in capital	672,485	1,421,969	4,287,771	(5,709,622)	672,603
Accumulated deficit	(1,167,391)	(134,198)	(617,320)	716,559	(1,202,350)
Accumulated other comprehensive income (loss)	3,692,794	3,036,287	122,548	(6,757,446)	94,183

	3,198,580	4,324,509	4,330,966	(12,288,927)	(434,872)
Less treasury stock, at cost	(76,776)	—	—	—	(76,776)

Total shareholders’ equity (deficit)	3,121,804	4,324,509	4,330,966	(12,288,927)	(511,648)

Total liabilities and shareholders’ equity (deficit)	$6,408,771	$6,156,195	$4,164,783	$(13,790,825)	$2,938,924

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended June 29, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$88,130	$388,934	$283,150	$(30,551)	$729,663
Cost of goods sold	49,578	268,060	167,003	(30,327)	454,314
Restructuring and related charges	—	55	161	—	216

Gross profit	38,552	120,819	115,986	(224)	275,133
Operating expenses:
Selling	17,104	70,019	69,343	64	156,530
General and administrative	22,296	10,068	16,035	—	48,399
Intangibles impairment	—	210,959	92,364	—	303,323
Research and development	3,365	1,564	1,556	—	6,985
Restructuring and related charges	1,561	1,321	16,778	—	19,660

	44,826	293,931	196,076	64	534,897
Operating (loss) income	(6,274)	(173,112)	(80,090)	(288)	(259,764)
Interest expense	44,271	5,929	6,944	(38)	57,106
Other (income) expense, net	267,748	70,384	692	(337,550)	1,274

(Loss) income before income taxes	(318,293)	(249,425)	(87,726)	337,300	(318,144)
Income tax (benefit) expense	(34,723)	18,290	(17,849)	—	(34,282)

Net (loss) income	$(283,570)	$(267,715)	$(69,877)	$337,300	$(283,862)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended July 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$263,858	$144,016	$292,911	$(40,803)	$659,982
Cost of goods sold	149,455	108,815	184,750	(41,019)	402,001
Restructuring and related charges	83	3,240	793	—	4,116

Gross profit	114,320	31,961	107,368	216	253,865
Operating expenses:
Selling	55,560	19,083	65,904	(283)	140,264
General and administrative	221	(130,622)	146,894	18,196	34,689
Research and development	4,125	1,214	1,109	—	6,448
Restructuring and related charges	19,588	2,541	4,751	—	26,880

	79,494	(107,784)	218,658	17,913	208,281
Operating income (loss)	34,826	139,745	(111,290)	(17,697)	45,584
Interest expense (income)	57,508	(4,741)	6,618	(7)	59,378
Other (income) expense, net	(17,430)	105,633	1,410	(88,354)	1,259

(Loss) income from continuing operations before income taxes	(5,252)	38,853	(119,318)	70,664	(15,053)
Income tax (benefit) expense	(14,900)	13,976	(6,075)	72	(6,927)

Income (loss) from continuing operations	9,648	24,877	(113,243)	70,592	$(8,126)
Income from discontinued operations, net of tax	738	—	—	—	738

Net income (loss)	$10,386	$24,877	$(113,243)	$70,592	$(7,388)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended June 29, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$248,335	$948,976	$884,200	$(100,022)	$1,981,489
Cost of goods sold	136,588	687,839	529,168	(100,052)	1,253,543
Restructuring and related charges	5	164	363	—	532

Gross profit	111,742	260,973	354,669	30	727,414
Operating expenses:
Selling	57,979	169,920	203,834	200	431,933
General and administrative	58,621	41,681	46,576	—	146,878
Intangibles impairment	—	224,159	92,364	—	316,523
Research and development	10,204	4,805	3,974	—	18,983
Restructuring and related charges	7,184	4,238	18,305	—	29,727

	133,988	444,803	365,053	200	944,044
Operating (loss) income	(22,246)	(183,830)	(10,384)	(170)	(216,630)
Interest expense	136,137	18,374	18,100	(112)	172,499
Other expense (income), net	242,785	(35,638)	(8,258)	(198,778)	111

(Loss) income from continuing operations before income taxes	(401,168)	(166,566)	(20,226)	198,720	(389,240)
Income tax expense (benefit)	37,736	17,731	(6,975)	—	48,492

(Loss) income from continuing operations	(438,904)	(184,297)	(13,251)	198,720	(437,732)
(Loss) income from discontinued operations, net of tax	(34)	(1,215)	4	—	(1,245)

Net (loss) income	$(438,938)	$(185,512)	$(13,247)	$198,720	$(438,977)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Nine Month Period Ended July 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$761,589	$406,261	$886,457	$(148,775)	$1,905,532
Cost of goods sold	502,042	294,421	545,797	(149,415)	1,192,845
Restructuring and related charges	463	9,972	6,296	—	16,731

Gross profit	259,084	101,868	334,364	640	695,956
Operating expenses:
Selling	164,374	60,419	204,280	(406)	428,667
General and administrative	(327,425)	140,805	309,026	—	122,406
Research and development	14,171	3,545	3,274	—	20,990
Goodwill impairment	214,039	—	—	—	214,039
Restructuring and related charges	27,537	5,165	8,960	—	41,662

	92,696	209,934	525,540	(406)	827,764
Operating income (loss)	166,388	(108,066)	(191,176)	1,046	(131,808)
Interest expense (income)	186,538	(13,880)	18,705	114	191,477
Other expense (income), net	315,802	182,225	(513)	(493,002)	4,513

(Loss) income from continuing operations before income taxes	(335,952)	(276,411)	(209,368)	493,934	(327,798)
Income tax expense (benefit)	(70,876)	11,299	(4,285)	(135)	(63,997)

(Loss) income from continuing operations	(265,076)	(287,710)	(205,083)	494,069	$(263,801)
Income from discontinued operations, net of tax	88	—	—	—	88

Net (loss) income	$(264,988)	$(287,710)	$(205,083)	$494,069	$(263,713)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended June 29, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(1,026,762)	$6,531	$19,561	$870,851	$(129,819)
Net cash (used) provided by operating activities of discontinued operations	—	(296)	—	—	(296)

Net cash (used) provided by operating activities	(1,026,762)	6,235	19,561	870,851	(130,115)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,780)	(7,064)	(6,412)	—	(15,256)
Proceeds from sale of property, plant and equipment and investments	—	—	154	—	154
Intercompany investments	605,259	(605,259)	—	—	—

Net cash provided (used) by investing activities of continuing operations	603,479	(612,323)	(6,258)	—	(15,102)
Net cash provided by investing activities of discontinued operations	—	15,076	—	—	15,076

Net cash provided (used) by investing activities	603,479	(597,247)	(6,258)	—	(26)
Cash flows from financing activities:
Reduction of debt	(269,015)	—	929	—	(268,086)
Proceeds from debt financing	396,000	—	—	—	396,000
Debt issuance costs	(152)	—	—	—	(152)
Treasury stock purchases	(690)	—	—	—	(690)
Proceeds from (advances related to) intercompany transactions	289,491	592,974	(11,614)	(870,851)	—

Net cash provided (used) by financing activities	415,634	592,974	(10,685)	(870,851)	127,072
Effect of exchange rate changes on cash and cash equivalents	—	—	5,913	—	5,913

Net (decrease) increase in cash and cash equivalents	(7,649)	1,962	8,531	—	2,844
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	3,953	$3,435	$65,309	$—	$72,697

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended July 1, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$175,092	$(42,252)	$479,915	$(745,139)	$(132,384)
Net cash (used) provided by operating activities of discontinued operations	—	(12,998)	—	—	(12,998)

Net cash (used) provided by operating activities	175,092	(55,250)	479,915	(745,139)	(145,382)
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,784)	(2,365)	(9,273)	—	(18,422)
Proceeds from sale of property, plant and equipment and investments	—	—	486	—	486
Intercompany investments	(27,758)	22,758	5,000	—	—

Net cash (used) provided by investing activities	(34,542)	20,393	(3,787)	—	(17,936)
Cash flows from financing activities:
Reduction of debt	(978,527)	—	(847,836)	—	(1,826,363)
Proceeds from debt financing	1,547,500	—	631,229	—	2,178,729
Debt issuance costs	(40,790)	—	—	—	(40,790)
Treasury stock purchases	(3,000)	—	—	—	(3,000)
Proceeds from (advances related to) intercompany transactions	(557,253)	35,160	(223,046)	745,139	—

Net cash provided (used) by financing activities	(32,070)	35,160	(439,653)	745,139	308,576
Effect of exchange rate changes on cash and cash equivalents	—	—	2,512	—	2,512

Net (decrease) increase in cash and cash equivalents	108,480	303	38,987	—	147,770
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$111,156	$1,679	$63,365	$—	$176,200

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden and household insect control.

In our fiscal year ended September 30, 2007 (“Fiscal 2007”), we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of our worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) the Home and Garden Business, which consists of our lawn and garden and household insect control product offerings (the “Home and Garden Business”).

We have engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell our “Home and Garden Business,” which at the time was organized into United States (“U.S.”) and Canadian divisions. As a result of our decision to commence this process, we determined that all the criteria set forth in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) were met and in the first quarter of Fiscal 2007, we designated certain assets and liabilities related to our Home and Garden Business as held for sale and designated our Home and Garden Business as discontinued operations.

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

During the second quarter of our fiscal year ending September 30, 2008 (“Fiscal 2008”), we determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business the requirements of SFAS 144, necessary to classify the Home and Garden Business as discontinued operations, were no longer met and that it was appropriate to present the Home and Garden Business as held and used in the

Company’s continuing operations as of our second quarter of Fiscal 2008 and going forward. The presentation herein of the results of continuing operations includes our Home and Garden Business excluding the Canadian division, which, as indicated above, was sold on November 1, 2007, for all periods presented.

In the third quarter of Fiscal 2008, we entered into a definitive agreement, subject to consent of our lenders under our senior credit facilities, to sell the assets related to Global Pet Supplies. We were unable to obtain the consent of the lenders, and on July 13, 2008, we entered into a termination agreement regarding the agreement to sell Global Pet Supplies. Pursuant to the termination agreement, as a condition to the termination, we paid the potential buyer $3 million as a reimbursement of expenses.

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

Our operating performance is influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three and nine months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2008.

Results of Operations

Fiscal Quarter and Fiscal Nine Months Ended June 29, 2008 Compared to Fiscal Quarter and Fiscal Nine Months Ended July 1, 2007

In this Quarterly Report on Form 10-Q we refer to the three months ended June 29, 2008 as the “Fiscal 2008 Quarter,” the nine months ended June 29, 2008 as the “Fiscal 2008 Nine Months,” the three months ended July 1, 2007 as the “Fiscal 2007 Quarter” and the nine months ended July 1, 2007 as the “Fiscal 2007 Nine Months.”

For the Fiscal 2007 Quarter, the Fiscal 2008 Nine Months and the Fiscal 2007 Nine Months, we have presented the Canadian division of our Home and Garden Business as discontinued operations. The Canadian division of our Home and Garden Business was sold on November 1, 2007. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the sale of the Canadian division of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2008 Quarter, the Fiscal 2007 Quarter, the Fiscal 2008 Nine Months and the Fiscal 2007 Nine Months only reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2008 Quarter increased to $730 million from $660 million in the Fiscal 2007 Quarter, a 10.6% increase. The following table details the principal components of the change in net sales from the Fiscal 2007 Quarter to the Fiscal 2008 Quarter (in millions):

Net Sales
Fiscal 2007 Quarter Net Sales	$660
Increase in Pet product sales	8
Increase in Global Batteries & Personal Care Remington branded product sales	9
Decrease in Global Batteries & Personal Care lighting product sales	(2)
Increase in Lawn and Garden product sales	15
Increase in Household Insect Control product sales	4
Increase in Global Batteries & Personal Care alkaline battery sales	6
Increase in Global Batteries & Personal Care specialty battery sales	1
Foreign currency impact, net	29

Fiscal 2008 Quarter Net Sales	$730

Net sales for the Fiscal 2008 Nine Months increased to $1,981 million from $1,906 million in the Fiscal 2007 Nine Months, a 4.0% increase. The following table details the principal components of the change in net sales from the Fiscal 2007 Nine Months to the Fiscal 2008 Nine Months (in millions):

Net Sales
Fiscal 2007 Nine Months Net Sales	$1,906
Increase in Pet product sales	10
Decrease in Global Batteries & Personal Care Remington branded product sales	(2)
Decrease in Global Batteries & Personal Care lighting product sales	(4)
Increase in Lawn and Garden product sales	14
Decrease in Household Insect Control product sales	(1)
Decrease in Global Batteries & Personal Care alkaline battery sales	(24)
Decrease in Global Batteries & Personal Care specialty battery sales	(5)
Foreign currency impact, net	87

Fiscal 2008 Nine Months Net Sales	$1,981

Consolidated net sales by product line for the Fiscal 2008 Quarter, the Fiscal 2007 Quarter, the Fiscal 2008 Nine Months and the Fiscal 2007 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2008	2007	2008	2007
Product line net sales
Battery sales	$218	$193	$655	$634
Lawn and Garden product sales	166	151	359	346
Pet product sales	149	135	439	415
Shaving and grooming product sales	53	52	177	194
Personal care product sales	52	39	169	133
Household insect control product sales	70	67	113	114
Lighting product sales	22	23	69	70

Total net sales to external customers	$730	$660	$1,981	$1,906

Global consumer battery sales increased $25 million in the Fiscal 2008 Quarter as compared to the Fiscal 2007 Quarter primarily due to market share gains and expanded distribution, particularly in North America. In the Fiscal 2008 Nine Months, global battery sales increased $21 million when compared to the Fiscal 2007 Nine Months. This increase was primarily driven by the benefit of approximately $50 million in foreign exchange impacts, which was tempered by lower European battery sales as the result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales as well as a shift in the timing of shipments, done at the request of certain of our retailers, related to holiday displays and promotions to the fourth quarter of Fiscal 2007 from the first quarter of Fiscal 2008. Sales of portable lighting products in the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months were virtually flat versus comparable periods in the prior year as sales gains resulting from new product launches in all markets were offset by sales losses due to North American retailers maintaining lower inventory levels, primarily due to the slowing economy.

Electric shaving and grooming product sales in the Fiscal 2008 Quarter as compared to the Fiscal 2007 Quarter increased by $1 million, or 2%. In the Fiscal 2008 Nine Months, electric shaving and grooming product sales decreased $17 million, or 9%, compared to the Fiscal 2007 Nine Months due to disappointing results in the men’s electric shaving category. Further contributing to the sales decrease in electric shaving and grooming products for the Fiscal 2008 Nine Months versus the same period last year is the shift in timing of shipments to certain retailers from the first quarter of Fiscal 2008 to the fourth quarter of Fiscal 2007.

Net sales of electric personal care products for the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months increased $13 million, or 33% and $36 million, or 27%, respectively, when compared to the same periods last year, driven by strong worldwide growth in our women’s hair care products. We continue to see strong electric personal care growth in all geographic regions particularly in North America and Eastern Europe with high double digit percentage growth.

Pet product sales during the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months versus the comparable periods in the prior year increased $14 million, or 10% and $24 million, or 6%, respectively, primarily due to growth in European and Pacific Rim aquatic sales, increases in global companion animal sales, driven by our Dingo brand, and increased volume resulting from the continued introduction of companion animal products in Europe. During the Fiscal 2008 Quarter growth in pet products sales was tempered by a slight shortfall in aquatic sales in North America of $1 million, while for the Fiscal 2008 Nine Months we saw more significant shortfalls of approximately $9 million. We do not anticipate these significant shortfalls will continue, as this decline has tapered off.

Sales of lawn and garden products in the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months versus the comparable periods in the prior year increased $15 million, or 10% and $13 million, or 4%, respectively, primarily due to price increases implemented to offset rising commodity costs. Household insect control sales for the Fiscal 2008 Quarter versus Fiscal 2007 increased $3 million, or 4%, primarily due to price increases. Household insect control sales for the Fiscal 2008 Nine Months versus Fiscal 2007 Nine Months were virtually flat, as price increases were tempered by lower inventory levels at certain of our customers.

Gross Profit. Gross profit for the Fiscal 2008 Quarter was $261 million versus $254 million for the Fiscal 2007 Quarter. Our gross profit margin for the Fiscal 2008 Quarter decreased to 35.8% from 38.5% in the Fiscal 2007 Quarter. Gross profit for the Fiscal 2008 Nine Months was $714 million versus $696 million for the Fiscal 2007 Nine Months. Our gross profit margin for the Fiscal 2008 Nine Months decreased slightly to 36.0% from 36.5% in the Fiscal 2007 Nine Months. During the Fiscal 2008 Quarter lower zinc prices, a key raw material in the production of our batteries, positively impacted gross profit $1 million and remained flat for the Fiscal 2008 Nine Months, when compared to the same periods last year. As a result of our reclassification of our Home and Garden Business from an asset held for sale to an asset held and used, during the Fiscal 2008 Nine Months we recorded a charge in cost of goods sold of $5 million associated with depreciation expense for the production related assets of that business. See “Introduction” above, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of our Home and Garden Business.

Cost of goods sold during the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months also included restructuring and related charges of $14 million for each period, respectively, primarily attributable to the Ningbo exit strategy. See “Restructuring and Related Charges” below for additional information regarding this exit strategy, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. The Fiscal 2007 Quarter and the Fiscal 2007 Nine Months included restructuring and related charges of approximately $4 million and $17 million, respectively. The restructuring and related charges incurred in the Fiscal 2007 Quarter and the Fiscal 2007 Nine Months were associated with various cost cutting initiatives in connection with the integration activities in our Global Pet Supplies business, which are substantially complete, and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See “Restructuring and Related Charges” below for additional information regarding these initiatives, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expenses. Operating expenses for the Fiscal 2008 Quarter totaled $535 million versus $208 million for the Fiscal 2007 Quarter. The increase in operating expenses for the Fiscal 2008 Quarter was mainly driven by non-cash impairment charges of $303 million coupled with the negative impact related to foreign exchange of approximately $10 million and increased depreciation and amortization expense of $3 million related to the assets of the Home and Garden Business. See “Goodwill and Intangibles Impairment” section below, as well as Note 2, Significant Accounting Policies-Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding these impairment charges. Operating expenses for the Fiscal 2008 Nine Months totaled $944 million versus $828 million for the Fiscal 2007 Nine Months. The increase in operating expenses for the Fiscal 2008 Nine Months versus the comparable periods in the prior year was primarily driven by the increase in our non-cash impairment charges of $103 million coupled with the negative impact related to foreign exchange of approximately $30 million and an $18 million charge associated with the depreciation and amortization related to the assets of the Home and Garden Business incurred as a result of our reclassification of our Home and Garden business from discontinued operations to continuing operations. See “Introduction” above and “Segment results—Home and Garden” below, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of our Home and Garden Business. See “Goodwill and Intangibles Impairment” section below, as well as Note 2, Significant Accounting Policies-Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding these impairment charges.

The restructuring and related charges incurred in the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months of $6 million and $16 million, respectively, are primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. The restructuring and related charges incurred in the Fiscal 2007 Quarter and the Fiscal 2007 Nine Months of $27 million and $42 million, respectively, were primarily attributable to the ongoing integration of our Global Pet Supplies business, rationalization of the sales and marketing organizations of the European and Latin American divisions of Global Batteries & Personal Care and various cost reduction initiatives in connection with our global realignment announced in January 2007 to reduce general and administrative expenses. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating (Loss) Income. We recognized operating loss of approximately $260 million and $217 million for the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, respectively, as compared to operating income of approximately $46 million and operating loss of approximately $132 million in the Fiscal 2007 Quarter and the Fiscal 2007 Nine Months, respectively. The impact of the impairment charge and restructuring and related charges was $323 million and $347 million in the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, respectively. The impact of the impairment charge and restructuring and related charges on operating income for the Fiscal 2007 Quarter and Fiscal 2007 Nine Months totaled $31 million and $272 million, respectively.

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

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Nine Months
	2008	2007	2008	2007
	(in millions)
Net sales to external customers	$344	$307	$1,070	$1,031
Segment profit	$33	$27	$105	$89
Segment profit as a % of net sales	9.6%	8.9%	9.8%	8.7%
Assets as of June 29, 2008 and September 30, 2007	$1,254	$1,329	$1,254	$1,329

Segment net sales to external customers in the Fiscal 2008 Quarter increased to $344 million from $307 million during the Fiscal 2007 Quarter. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Quarter by approximately $24 million. Battery sales for the Fiscal 2008 Quarter increased to $218 million when compared to sales of $193 million in the Fiscal 2007 Quarter. Favorable foreign currency exchange translation had a positive impact of $17 million and coupled with increases in North America of $12 million, offset decreases of $2 million in each of Latin America and Europe. The sales increases in North America primarily relates to our pick up in market share, as consumers opt for our value proposition during the weakening economic conditions in the U.S. The decrease in Latin America battery sales was primarily due to zinc carbon shortfalls in Mexico, Central America and Colombia. The decrease in European battery sales was the result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. Net sales of electric shaving and grooming products in the Fiscal 2008 Quarter increased by $1 million, or 3%, from their levels in the Fiscal 2007 Quarter. This increase in sales included favorable foreign currency exchange translation of $2 million coupled with slight growth in Europe and Latin America offset by declines in North America. Net sales of electric personal care products in the Fiscal 2008 Quarter increased by $13 million, or 34%, versus the Fiscal 2007 Quarter, driven by increases in sales of our women’s hair care products, where we experienced double digit percentage growth in North America and Eastern Europe. Favorable currency exchange translation had a positive impact of $9 million. Net sales of portable lighting products in Fiscal 2008 Quarter decreased slightly to $22 million from $23 million for the Fiscal 2007 Quarter as sales generated as a result of new product launches were offset by North American retailers maintaining lower inventory levels, primarily due to the slowing economy.

Segment net sales to external customers in the Fiscal 2008 Nine Months increased to $1,070 million from $1,031 million during the Fiscal 2007 Nine Months. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Nine Months by approximately $74 million. Battery sales for the Fiscal 2008 Nine Months increased to $655 million when compared to sales of $634 million in the Fiscal 2007 Nine Months. Favorable foreign currency exchange translation had a positive impact of $50 million which was offset by decreases in North America, Latin America and Europe of $2 million, $4 million and $23 million, respectively. The sales decrease in North America primarily relates to the items discussed above tempered by a shift in the timing of shipments, because certain of our retailers requested an acceleration of shipments of holiday displays and promotions from the first quarter of Fiscal 2008 to the fourth quarter of 2007. The decrease in European battery sales was primarily for the same reasons as the decline during the Fiscal 2008 Quarter mentioned above. Fiscal 2008 Nine Months electric shaving & grooming net sales declined to $177 million from $194 million in the same period last year, primarily due to sales declines in North America. Fiscal 2008 Nine Months electric personal care net sales reflected strong worldwide growth of $169 million in sales, an increase of 27% over the same period last year, driven by increases in all geographic regions. Net sales of portable lighting products for the Fiscal 2008 Nine Months was virtually flat with $69 million of sales in the Fiscal 2008 Nine Months and $70 million in the Fiscal 2007 Nine Months.

Segment profitability in the Fiscal 2008 Quarter increased to $33 million from $27 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of net sales increased to 9.6% in the Fiscal 2008 Quarter as compared with 8.9% in the Fiscal 2007 Quarter. The increase in segment profitability for the Fiscal 2008 Quarter was primarily the result of cost savings from our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. Segment profitability in the Fiscal 2008 Nine Months increased to $105 million from $89 million in the Fiscal 2007 Nine Months. Segment profitability as a percentage of net sales increased to 9.8% in the Fiscal 2008 Nine Months as compared with 8.7% in the comparable period last year. This increase in segment profitability was primarily due to the items discussed above.

Segment assets at June 29, 2008 decreased to $1,254 million from $1,329 million at September 30, 2007. The decrease in segment assets was primarily driven by the non-cash impairment charge related to the Ningbo manufacturing facility, partially offset by the impact of favorable foreign exchange. Goodwill and intangible assets at June 29, 2008 totaled approximately $525 million and primarily relate to the ROV Ltd., VARTA AG and Remington Products acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At June 29, 2008 and September 30, 2007, these amounts totaled approximately $23 million and $33 million, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2008	2007	2008	2007
	(in millions)
Net sales to external customers	$149	$135	$439	$415
Segment profit	$17	$14	$49	$49
Segment profit as a % of net sales	11.3%	10.7%	11.1%	11.8%
Assets as of June 29, 2008 and September 30, 2007	$1,109	$1,202	$1,109	$1,202

Segment net sales to external customers in the Fiscal 2008 Quarter increased to $149 million from $135 million in the Fiscal 2007 Quarter, representing an increase of 10%. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Quarter by approximately $6 million. Worldwide aquatic sales for the Fiscal 2008 Quarter were slightly up to $101 million when compared to sales of $92 million in the Fiscal 2007 Quarter. Sales increases in Europe and Pacific Rim, coupled with the impact of favorable foreign currency exchange translation, of $4 million and $6 million, respectively, offset sales decreases in North America of $1 million. Companion animal net sales increased to $48 million from $42 million in the comparable period last year, representing a $6 million increase or 13%. We continue to see strong growth in U.S. and Eastern Europe.

Segment net sales to external customers in the Fiscal 2008 Nine Months increased to $439 million from $415 million in the comparable period last year, representing an increase of 6%. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2008 Nine Months by approximately $15 million. Worldwide aquatic sales for the Fiscal 2008 Nine Months were slightly up to $296 million when compared to sales of $285 million in the Fiscal 2007 Nine Months. Sales increases in Europe and Pacific Rim coupled with the impact of favorable foreign currency exchange translation of $7 million and $14 million, respectively, offset sales decreases in North America of $9 million. Companion animal net sales increased to $143 million from $130 million in the comparable period last year, representing a $13 million increase or 10%. We continue to see strong growth in companion animal sales primarily due to the items discussed above.

Segment profitability in the Fiscal 2008 Quarter increased to $17 million from $14 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of sales in the Fiscal 2008 Quarter increased to 11.3% from 10.7% in the same period last year. This increase in segment profitability was primarily due to timing of expenditures offset by increased input costs. Segment profitability in the Fiscal 2008 Nine Months remained at $49 million, or 11.1% of sales, from $49 million, or 11.8% of sales, in the Fiscal 2007 Nine Months. This decrease in segment profitability margin was primarily due to the non-recurrence of a curtailment gain of approximately $3 million, related to the termination of a postretirement benefit plan, recorded in the Fiscal 2007 Nine Months coupled with the increase in input costs and unfavorable foreign exchange impacts. In connection with the higher input costs, we have implemented price increases to offset the impact of the increased costs and we anticipate that we will see the benefits of those price increases in the remaining three months of Fiscal 2008.

Segment assets as of June 29, 2008 decreased to $1,109 million from $1,202 million at September 30, 2007. The decrease is primarily attributable to the impairment of goodwill incurred during the Fiscal 2008 Quarter. See “Goodwill and Intangible Impairment” below as well as Note 2, Significant Accounting Policies – Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding this impairment charge. Goodwill and intangible assets as of June 29, 2008 totaled approximately $848 million and primarily relate to the acquisitions of Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) and the United Pet Group division of United Industries Corporation (“United”).

Home and Garden

	Fiscal Quarter		Fiscal Nine Months
	2008	2007	2008	2007
	(in millions)
Net sales to external customers	$237	$218	$472	$459
Segment profit	$26	$42	$6	$41
Segment profit as a % of net sales	11.0%	19.3%	1.3%	8.9%
Assets as of June 29, 2008 and September 30, 2007	$474	$564	$474	$564

Segment net sales to external customers in the Fiscal 2008 Quarter increased to $237 million from $218 million in the Fiscal 2007 Quarter, representing an increase of 9%. The Fiscal 2008 Quarter sales of lawn and garden products versus the comparable periods in the prior year increased $15 million to $166 million primarily due to higher price increases coupled with volume increases attributable to the later start of the season in Fiscal 2008. Household insect control sales for the Fiscal 2008 Quarter when compared to the Fiscal 2007 Quarter increased $3 million, or 5%, mainly driven by price increases.

Segment net sales to external customers in the Fiscal 2008 Nine Months increased to $472 million from $459 million in the comparable period last year, representing an increase of 3%. The increase in net sales was primarily due to the items discussed above.

Segment profitability in the Fiscal 2008 Quarter decreased to $26 million from $42 million in the Fiscal 2007 Quarter. Segment profitability as a percentage of sales in the Fiscal 2008 Quarter decreased to 11.0% from 19.3% in the same period last year. Segment profitability in the Fiscal 2008 Nine Months decreased to $6 million from $41 million in the Fiscal 2007 Nine Months. The decrease in segment profit for the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months was primarily due to increased commodity costs associated with the lawn and garden business, our increased investment in the Spectricide and Cutter brands, coupled with depreciation and amortization expense of $4 million and $25 million, recorded during the Fiscal 2008 Quarter and Fiscal 2008 Nine Months, respectively, while no depreciation and amortization expense was recorded in the Fiscal 2007 Quarter and Fiscal 2007 Nine Months. From October 1, 2006 through December 30, 2007, the U.S. division of our Home and Garden Business was designated as discontinued operations. In accordance with generally accepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. As a result of our reclassification of that business to continuing operations we recorded a catch-up of depreciation and amortization expense, which totaled $17 million, for the five quarters during which this business was designated as discontinued operations. In addition, the Fiscal 2008 Quarter also includes $4 million of depreciation and amortization expense incurred during the Fiscal 2008 Quarter. See “Introduction” above, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of the U.S. division of our Home and Garden Business.

Segment assets as of June 29, 2008 decreased to $474 million from $564 million at September 30, 2007 primarily driven by the non-cash impairment charge related to goodwill of approximately $110 million and non-cash impairment charge related to trade names of approximately $35 million. See “Goodwill and Intangible Impairment” section below as well as Note 2, Significant Accounting Policies – Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding this impairment. The impairments were offset by increases associated with net trade receivables and net inventory.

Corporate Expense. Our corporate expenses in the Fiscal 2008 Quarter increased to $12 million from $8 million in the Fiscal 2007 Quarter. The increase in expense for the Fiscal 2008 Quarter is due to the non-recurrence of a $4 million charge incurred in the Fiscal 2008 Quarter related to the write off of professional fees incurred in connection with the termination of substantive negotiations with a potential purchaser of the Global Pet Business during the Fiscal 2008 Quarter. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2008 Quarter increased to 1.7% from 1.1% in the Fiscal 2007 Quarter. For the Fiscal 2008 Nine Months corporate expenses decreased to $30 million from $39 million in the same period last year. The decrease in expense for the Fiscal 2008 Nine Months is primarily due to savings associated with our global realignment announced in January 2007, primarily lower executive compensation expense and other corporate overhead expense reductions tempered by the write off of professional fees incurred in connection with the termination of substantive negotiations with potential purchases of the Home and Garden Business and Global Pet Business. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2008 Nine Months decreased to 1.5% from 2.0% in the Fiscal 2007 Nine Months.

Restructuring and Related Charges. See Note 11, Restructuring and Related Charges of Notes to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2008 Quarter, Fiscal 2007 Quarter, Fiscal 2008 Nine Months and Fiscal 2007 Nine Months, respectively (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2008	2007	2008	2007
Costs included in cost of sales:
Breitenbach, France facility closure:
Other associated costs	—	—	—	0.2
United & Tetra integration:
Termination benefits	—	0.1	—	0.8
Other associated costs	0.2	3.0	0.3	9.4
European Initiatives:
Termination benefits	—	0.5	—	3.3
Other associated costs	—	—	0.2	—
Latin American Initiatives:
Termination benefits	—	—	—	0.7
Other associated costs	—	0.1	—	1.6
Global Realignment:
Termination benefits	—	0.4	—	0.7
Ningbo Exit Strategy:
Other associated costs	13.7	—	13.7	—

Total included in cost of goods sold	13.9	4.1	14.2	16.7
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	0.1	—	0.9	(0.1)
Other associated costs	0.3	2.5	0.6	6.3
European Initiatives:
Termination benefits	—	—	—	0.8
Other associated costs	—	—	—	—
Latin American Initiatives:
Termination benefits	—	0.2	—	0.2
Other associated costs	—	—	—	—
Global Realignment:
Termination benefits	2.4	24.2	8.9	34.4
Other associated costs	3.2	—	5.7	0.1

Total included in operating expenses	6.0	26.9	16.1	41.7

Total restructuring and related charges	$19.9	$31.0	$30.3	$58.4

During our fiscal year ended September 30, 2005 (“Fiscal 2005”), we announced the closure of a zinc carbon manufacturing facility in France within Global Batteries and Personal Care. We recorded no pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months in connection with this closure. The costs associated with the initiative are complete and totaled approximately $11 million.

In connection with the acquisitions of United and Tetra in Fiscal 2005, we implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into our operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities of our Global Pet Supplies business. In addition, certain corporate finance functions were shifted to our global headquarters in Atlanta, Georgia. Effective October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded no pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $9 million since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $0.4 million and $1.5 million of pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, respectively, primarily in connection with our integration activities within Global Pet Supplies. We have recorded pretax restructuring and related charges of approximately $33 million since the inception of the integration activities within Global Pet Supplies.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring Europe’s sales, marketing and support functions. We recorded approximately $0.0 million and $0.2 million of pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, respectively, in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $28 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during both the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, respectively, in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 10, Segment Results, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional discussion on the realignment of our operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $5.6 million and $14.6 million of pretax restructuring and related charges during the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $78 million.

The following table summarizes the expenses as incurred during Fiscal 2008, the cumulative amount incurred to date and the total future expected costs incurred associated with the 2007 Global Realignment Initiatives by operating segment (in millions):

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2008	$8.1	$2.9	$3.7	$14.7
Restructuring and related charges since initiative inception	$37.7	$5.4	$23.9	$67.0
Total future restructuring and related charges expected	$4.4	$1.8	$4.8	$11.0

During the Fiscal 2008 Quarter, we implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize our manufacturing structure. These initiatives include the exit strategy of the Ningbo Baowang battery manufacturing facility (“Ningbo”) (the “Ningbo Exit Strategy”). We recorded approximately $14 million of pretax restructuring and related charges during both Fiscal 2008 Quarter and Fiscal 2008 Nine Months, respectively, in connection with the Ningbo Exit Strategy. We recorded pretax restructuring and related charges of $14 million since the inception of the Ningbo Exit Strategy. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $26 million.

Goodwill and Intangible Impairment. SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In accordance with SFAS 142, we conducted an impairment test of goodwill and indefinite-lived intangible assets as of May 25, 2008, December 31, 2007 and April 1, 2007. Goodwill and trade names were tested as of May 25, 2008 in conjunction with a change in circumstances which indicated that the carrying value of certain of the Company’s reporting units may not be recoverable. As a result of these analyses we recorded a non-cash pretax goodwill impairment charge of approximately $110 million and a non-cash pretax trade name impairment charge of $22 million within our Home & Garden Business. Goodwill and trade name intangibles were tested as of December 31, 2007 as a result of our determination to reclassify the Home and Garden Business from an asset held for sale to an asset held and used as well as a change in circumstances which indicated that the carrying value of certain of the Company’s reporting units may not be recoverable. As a result of these analyses we recorded a non-cash pretax impairment charge of approximately $13 million associated with trade names in our Home & Garden Business in the Fiscal 2008 Nine Months. Goodwill and trade name intangibles were tested as of April 1, 2007 in conjunction with the realignment of our reportable segments. In the Fiscal 2007 Nine Months we recorded a non-cash pretax impairment charge of approximately $214 million reflecting impaired goodwill associated with our North America reporting unit, which is included as part of our Global Batteries & Personal Care reportable segment. The impairments recorded in the Fiscal 2008 Quarter, Fiscal 2008 Nine Months and Fiscal 2007 Nine Months will not result in future cash expenditures. See Note 2, Significant Accounting Policies—Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding these impairment charges.

During the Fiscal 2008 Quarter, we approved and initiated a plan to sell the assets related to the Global Pet Supplies segment. SFAS 144 requires that long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. Accordingly, we recorded a non-cash pretax charge of approximately $155 million to reduce the carrying value of goodwill related to Global Pet Supplies in order to reflect the estimated fair value of the business. Such estimated fair value was based on the estimated sales price of Global Pet Supplies. On July 13, 2008, we entered into a termination agreement regarding the plan to sell Global Pet Supplies. See Note 2, Significant Accounting Policies—Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding this impairment charge.

During the Fiscal 2008 Quarter, we entered into an exit strategy related to Ningbo, which manufactures products for Global Batteries and Personal Care. SFAS 144 requires that long-lived assets to be disposed of by exit are recorded at the lower of their carrying value or undiscounted cash flows. Accordingly, we recorded a non-cash pretax charge of $16 million to reduce the carrying value of goodwill related to Ningbo. See Note 2, Significant Accounting Policies—Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding this impairment charge.

We use our judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. Subsequent to June 29, 2008 there have been significant cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products used in the manufacturing by our Home and Garden Business, namely urea, diammonium phosphate and potash. If the cost of these commodities were to remain at or increase from their current levels, and we were unable to offset or temper a significant portion of such higher costs by securing higher selling prices, implementing cost reduction programs, or a combination of both, the cash flows of our Home and Garden Business could be negatively impacted which could result in a future impairment of goodwill related to that reporting unit.

Interest Expense. Interest expense in the Fiscal 2008 Quarter decreased to $57 million from $59 million in the Fiscal 2007 Quarter. Interest expense in the Fiscal 2008 Nine Months decreased to $173 million from $192 million in the Fiscal 2007 Nine Months. The decrease in the Fiscal 2008 Nine Months was primarily due to the non recurrence of the write off of debt issuance costs and prepayment premiums related to our debt refinancing in March 2007. See “Liquidity and Capital Resources – Debt Financing Activities” below, as well as, Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate from continuing operations is approximately 11% for the Fiscal 2008 Quarter and (12)% for the Fiscal 2008 Nine Months. Our effective tax rate on income from continuing operations was approximately 46% for the Fiscal 2007 Quarter and 20% for the Fiscal 2007 Nine Months. The change in our effective income tax rate for the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months is primarily a result of our decision to no longer benefit our net operating losses generated in the U.S., while at the same time being subject to tax on our income generated outside of the U.S. While we fully intend to utilize our U.S. net operating losses against income and gains generated in the future, under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we, as discussed in more detail below, have determined that a full valuation allowance should be established against our net deferred tax assets in the U.S., exclusive of certain deferred tax liabilities on indefinite lived intangibles. Our effective tax rate in the Fiscal 2008 Quarter includes a one time benefit of approximately $31 million related to the reversal of the valuation allowance against our net deferred tax assets in Brazil and a charge of approximately $4 million to establish a valuation allowance against the net deferred tax assets for our Chinese manufacturing operations. In addition, our effective tax rate in the Fiscal 2008 Nine Months includes a one time charge of approximately $52 million due to an increase in the valuation allowance against our net deferred tax assets as a result of the reclassification of our Home and Garden Business from discontinued operations to continuing operations.

As of June 29, 2008, we are estimating that at September 30, 2008 we will have U.S. federal and state net operating loss carryforwards of approximately $947 million and $1,244 million, respectively, which will expire through years ending in 2028, and we will have foreign net operating loss carryforwards of approximately 91 million, which will expire beginning in 2008. As of September 30, 2007 we had U.S. federal and state net operating loss carryforwards of approximately $763 million and $1,141 million, respectively, which, at that time, were scheduled to expire through years ending in 2027. As of September 30, 2007 we had foreign net operating loss carryforwards of approximately $117 million, which will expire beginning this year. Certain of our foreign net operating losses have indefinite carryforward periods. Limitations apply to a portion of our U.S. net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against our net deferred tax assets in the U.S. and China, exclusive of certain deferred tax liabilities on indefinite lived intangibles. During the Fiscal 2008 Nine Months we increased the valuation allowance against our net deferred tax assets by approximately $71 million. The total valuation allowance, established for the tax benefit of our deferred tax assets that may not be realized, was approximately $378 million and $307 million at June 29, 2008 and September 30, 2007, respectively. Of this amount, approximately $350 million and $235 million relates to U.S. net deferred tax assets at June 29, 2008 and September 30, 2007, respectively and approximately $28 million and $72 million relates to foreign net deferred tax assets at June 29, 2008 and September 30, 2007, respectively.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, we recognized no cumulative effect adjustment. As of October 1, 2007 and June 29, 2008, we had approximately $8 million and $7 million, respectively, of unrecognized tax benefits, approximately $5 million each, respectively, of which would affect our effective tax rate if recognized and approximately $3 million and $2 million, respectively, of which would result in a reduction in goodwill if recognized. The change from October 1, 2007 to June 29, 2008 is primarily a result of the accrual of additional interest and penalties and the settlement of a tax examination in Germany.

Discontinued Operations. On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in this Quarterly Report on Form 10-Q. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our received proceeds by approximately $1 million. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit.

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the nine months ended June 29, 2008 and the three and nine months ended July 1, 2007, respectively:

	Three Months	Nine Months
	2007(A)	2008(B)	2007(A)
Net sales	$40.4	$4.7	$75.0

Loss from discontinued operations before income taxes	$1.1	$(1.9)	$0.1
Provision for income tax expense (benefit)	0.4	(0.7)	—

Income (loss) from discontinued operations, net of tax	$0.7	$(1.2)	$0.1

(A)

The three month period ended July 1, 2007 represents results from discontinued operations from April 2, 2007 through July 1, 2007. The nine month period ended July 1, 2007 represents results for the discontinued operations for October 1, 2006 through July 1, 2007.

(B)

The nine month period ended June 29, 2008 represents results from discontinued operations from October 1, 2007 through November 1, 2007, the date of sale. Included in the loss for the nine month period is a loss on disposal of $1.1 million, net of tax benefit.

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

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2008 Nine Months, operating activities used $130 million in net cash as compared to using $143 million in net cash during the same period last year. The decrease is attributed to a decrease in net cash used in discontinued operations of $13 million. The $13 million decrease in cash used by operating activities from discontinued operations was due to the $13 million change in assets and liabilities held for sale associated with the Canadian division of the Home and Garden Business, which was sold on November 1, 2007. See “Liquidity and Capital Resources – Investing Activities” below.

Investing Activities

Net cash used by investing activities was de minimis for the Fiscal 2008 Nine Months. For the Fiscal 2007 Nine Months investing activities used net cash of $20 million. The $20 million increase was primarily due to the approximately $15 million of proceeds received in connection with the November 2007 sale of the Canadian division of our Home and Garden Business coupled with a reduction of capital expenditures related to continuing operations. In the Fiscal 2008 Nine Months continuing operations capital expenditures totaled $15 million versus $20 million in the Fiscal 2007 Nine Months. Capital expenditures for Fiscal 2008 are expected to be approximately $26 million.

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

On September 28, 2007, as provided for in the Senior Credit Agreement, we entered into a $225 million U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from our operations and available cash from prior borrowings under our Senior Credit Agreement in connection with the above-referenced refinancing. We may increase the existing $225 million commitment under the ABL Facility up to $300 million upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Credit Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As a result of the prepayment of the U.S. Dollar Term B II Loan, under the terms of the ABL Credit Agreement and borrowings under the ABL Facility during the first nine months of Fiscal 2008, as of June 29, 2008, we had aggregate borrowing availability of approximately $45 million, net of lender reserves of $32 million and outstanding letters of credit of $5 million, under the ABL Facility. As of September 30, 2007, we had aggregate borrowing availability of approximately $171 million, net of lenders reserves of $32 million, under the ABL Facility. References to “Senior Credit Facilities” in this Quarterly Report on Form 10-Q, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During the Fiscal 2008 Nine Months, we repaid $22 million of term loan indebtedness under our Senior Credit Agreement with borrowings under the ABL Facility and net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the sale of the Canadian division of the Home and Garden Business.

At June 29, 2008, the aggregate amount outstanding under our Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,584 million, including principal amounts of $981 million under the U.S. Dollar Term B Loan, €257 million under the Euro Facility (USD $405 million at June 29, 2008) and $149 million under the ABL Facility, including $5 million in letters of credit. Letters of credit outstanding under the L/C Facility totaled $49 million at June 29, 2008.

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

As of June 29, 2008, we were in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

Senior Subordinated Notes

At June 29, 2008, we had outstanding principal of $700 million under our 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $3 million under our 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347 million under our Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of June 29, 2008, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 12%.

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

In addition, the indentures governing the Senior Subordinated Notes each provide for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the respective indentures arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the notes subject to that indenture. If any other event of default under an indenture occurs and is continuing, the trustee for that indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of those notes may declare the acceleration of the amounts due under those notes.

As of June 29, 2008, we were in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. We, however, are subject to certain restrictions under the terms of the respective indentures because, due to significant restructuring charges and reduced business performance, we do not currently satisfy the Fixed Charge Coverage Ratio test of 2:1 under each of the indentures. Until the test is satisfied, we and certain of our subsidiaries are limited in our ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect our inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing businesses, although no assurance can be given in this regard.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $43 million in the aggregate under our Variable Rate Toggle Senior Subordinated Notes due 2013, approximately $0.2 million in the aggregate under our 8 1/2% Senior Subordinated Notes due 2013 and approximately $52 million in the aggregate under our 7 3/8% Senior Subordinated Notes due 2015. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Facility if cash were not otherwise available for such payments. Interest on the Senior Subordinated Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the Variable Rate Toggle Senior Subordinated Notes due 2013 may be paid by increasing the aggregate principal amount due under the subject notes, subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of June 29, 2008, we estimate annual interest payments of approximately $112 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities and the L/C Facility. Such fees include a quarterly commitment fee of 0.375% on the unused portion of the ABL Facility, certain additional fees with respect to the letter of credit subfacility under the ABL Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2008 Nine Months, we granted approximately 0.4 million shares of restricted stock. Of these grants, approximately 0.2 million shares are time-based and vest on a pro rata basis over a three year period and 0.2 million shares are performance-based and vest upon achievement of certain performance goals which consist of reportable and consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by our Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $2.2 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

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

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe that adopting SFAS 161 will have a material impact on our financial position, results of operations and cash flows.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” which changes the accounting and reporting for minority interests. Under SFAS 160, minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not believe that adopting SFAS 160 will have a material impact on our financial position, results of operations or cash flows.

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

As of June 29, 2008, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $4.0 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $11.0 million.

As of June 29, 2008, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $30.5 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $0.5 million.

As of June 29, 2008, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $3.1 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $6.2 million.

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

We are also involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda., Interelectrica Administração e Participações Ltda., and VARTA AG, the former owners of our subsidiary Microlite S.A., with respect to a number of matters arising out of our acquisition of Microlite, including our right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and our obligation to pay additional amounts to Tabriza arising out of its earn-out rights under the acquisition agreement. We acquired Microlite in our fiscal year ended September 30, 2004. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending the final decision by the arbitration panel. Among the matters decided at the summary judgment stage, the arbitration panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from us interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from us an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. We currently estimate that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which has been reflected as additional acquisition consideration, will be at least $5 million. Such additional amount due Tabriza is included in Accrued liabilities: Other in the Condensed Consolidated Balance Sheets (Unaudited) as of June 29, 2008 and September 30, 2007 included in this Quarterly Report on Form 10-Q. The arbitration panel held a hearing on the remaining open matters in February 2008 and post-hearing submissions continue with respect to the proceeding. It is currently anticipated that the arbitration panel will issue its final decision prior to the end of the current fiscal year. Determination of the total net amount owed by or payable to us arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of June 29, 2008 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of June 29, 2008, we had total indebtedness of approximately $2.6 billion.

Our substantial indebtedness could make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness and has had and could continue to have other material adverse consequences for our business, including:

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

We may not be able to generate sufficient cash flow to make payments on or pay down our debt.

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

We continue to explore possible strategic options, including divesting certain assets, in order to sharpen our focus on strategic growth businesses, reduce our outstanding indebtedness and maximize long-term shareholder value. In connection with this undertaking, during the first quarter of Fiscal 2007 we approved and initiated a plan to sell our Home and Garden Business. However, during the second quarter of Fiscal 2008, we determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, it was appropriate to present the Home and Garden Business as held and used in the Company’s continuing operations in this Quarterly Report on form 10-Q and going forward. Also in connection with this process, during the fourth quarter of Fiscal 2007, we announced plans to pursue the potential sale of another strategic asset; however, we subsequently determined to postpone the strategic asset sale process due to the challenging liquidity conditions in the current credit market. In the third quarter of Fiscal 2008, we entered into a definitive agreement for the sale of Global Pet Supplies with Salton Inc. (“Salton”) and Applica Pet Products LLC (“Applica”), each controlled affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. The agreement was subject to a number of closing conditions, including, without limitation, consent of our lenders under our senior credit facilities. We were unable to obtain the consent of the lenders, and, on July 13, 2008, we entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. Regardless of these events, the Company remains committed to exploring possible strategic options, including divesting certain assets, in order to sharpen the Company’s focus on strategic growth businesses, reduce outstanding indebtedness and maximize long-term shareholder value. Even if we are able to identify a suitable disposition opportunity or other strategic option, we may not be able to successfully divest any assets on terms and conditions and in a timeframe favorable to the Company, or at all.

Recent negative economic conditions and consumer fears of a recession could impact sales of our products.

Our ability to generate revenue, in particular from sales of our pet supplies, electric shaving and grooming and electric personal care products, depends significantly on discretionary consumer spending. In an economic downturn, discretionary consumer spending generally declines, and sales of certain products viewed as non-necessities may be disproportionately negatively impacted. The recent emergence of a number of negative economic factors, including heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a recession could have a negative impact on discretionary consumer spending in Fiscal 2008 and beyond. In recent months, the housing, residential construction and home improvement markets have deteriorated dramatically. Such deterioration has contributed to lower spending on landscaping, which we believe has negatively impacted and could continue to negatively impact sales of our home and garden products. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition.

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

The principal raw materials used to produce our products—including granular urea, zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China. We expect that prices for raw materials will continue to rise during 2008.

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

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for our Home and Garden Business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies, and in certain instances, these caps have allowed us to purchase materials at below market prices. When we attempt to renew these contracts the suppliers may not be willing to include, or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our profits.

Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Wal-Mart, our largest retailer customer, accounted for approximately 19% of net consolidated sales in both the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Due to the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate their demand, which could in the future require us to carry additional inventories, increase our working capital and related financing requirements or result in excess inventory becoming unusable or obsolete. Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to fully utilize our US net operating loss carryforwards.

As of June 29, 2008, we are estimating that at September 30, 2008 we will have U.S. federal and state net operating loss carryforwards of approximately $947 and $1,244 million, respectively. These net operating loss carryforwards expire through years ending in 2028. Management has determined that it is more likely than not that the U.S. deferred tax assets associated with these net operating losses will not be realized in the future and as such has recorded a full valuation allowance to offset the net U.S. deferred tax assets. It is our intention to utilize certain of our U.S. net operating loss carryforwards upon divestiture of certain assets on favorable contractual terms. However, future taxable income may not be sufficient for full utilization of the carryforwards. In addition, we have had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects our net operating losses and other tax attributes to certain limitations. Future changes in ownership under Internal Revenue Code Section 382 could subject us to additional limitations on our ability to utilize net operating losses. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the first nine months of Fiscal 2008 approximately 43% of our net sales and 37% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

From time to time we have been subject to claims that we are infringing upon the intellectual property of others, we currently are the subject of claims that we are infringing upon the intellectual property of others and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in any trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third-party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations will be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

In 2007, certain pet food manufactured in China, which was tainted with a mildly toxic chemical known as melamine, and sold in the United States was linked to numerous companion animal fatalities and triggered a widespread recall of pet food by many major pet food suppliers. Incidences of melamine contamination in pet food and treats were linked to many third-party manufacturers, including manufacturers from which we purchase. While we take precautions to ensure that the third-party manufacturers we use are complying with all applicable food health regulations, all of our third-party manufacturers may not adhere, or may not have in the past adhered, to these regulations at all times. Sales of our pet food and pet treat products have been and may in the future be adversely affected because of general consumer distrust of pet food suppliers who manufacture pet food or pet treats in China or distribute pet food or pet treats manufactured in China or negative public perceptions resulting from enhanced scrutiny by the FDA or other governmental authorities of pet food and pet treats and related animal food products.

The import and sales of our pet food and pet treat products have been, are, and in the future may be, adversely affected by delays, including the issuance of import alerts, as well as additional costs related to the import process resulting from enhanced scrutiny by the FDA or other governmental authorities of imports from third-party manufacturers of pet food and pet treats generally and in particular from manufacturers who have previously produced melamine-related tainted pet food and pet treats. Any public perception that any of our products are not safe stemming from melamine-related fears or otherwise, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

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

Item 5. Other Information

Genito Employment Agreement

Effective June 9, 2008, the Company entered into an evergreen, one-year Employment Agreement with Anthony L. Genito, the Company’s Executive Vice President, Chief Financial Officer and Chief Accounting Officer (the “Genito Agreement”). The Genito Agreement supersedes the Severance Agreement, effective as of October 1, 2005, by and between the Company and Mr. Genito.

Under the Genito Agreement, Mr. Genito will receive an annual base salary of $375,000. The annual bonus target percentage under the Genito Agreement is 100% of base salary provided the Company achieves certain annual performance goals. Additionally, beginning in Fiscal 2009, Mr. Genito will be eligible to receive an annual long-term incentive award valued at 100% of his base salary at the time of such award. This long-term incentive award will be subject to certain performance-based vesting conditions. Mr. Genito is also subject to the payment of severance under certain conditions.

The foregoing summary of the Genito Agreement and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Genito Agreement attached as Exhibit 10.15 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Heil Retention Agreement

In order to incentivize the continued service of Mr. Heil, the Board of Directors of the Company has authorized the grant of a retention incentive. Accordingly, effective August 5, 2008, the Company entered into a Retention Agreement with Mr. Heil (the “Heil Agreement”), which supersedes and eliminates the transaction bonus Mr. Heil was to receive upon a sale of the Company’s Global Pet Supplies business, as such transaction bonus is described more fully in the Letter Agreement, effective June 9, 2008, by and between the Company and Mr. Heil attached as Exhibit 10.17 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The Heil Agreement is subject to the terms of Mr. Heil’s amended and restated employment agreement and contains a retention period that runs through and includes December 31, 2009. The Heil Agreement also reserves the Company’s rights to terminate Mr. Heil’s employment at any time and gives Mr. Heil the right to terminate his employment with the Company at any time.

Under the Heil Agreement, Mr. Heil will receive cash payments in an amount equal to $675,000, (the “Retention Incentive”) according to the following schedule. If Mr. Heil is employed by the Company on December 31, 2008, he will receive 50% of his Retention Incentive on the Company’s first payroll following December 31, 2008 (less deductions required by law). If Mr. Heil is employed by the Company on December 31, 2009, he will receive the remaining 50% of his Retention Incentive on the Company’s first payroll following December 31, 2009 (less deductions required by law). If, before December 31, 2009, there is a “Change in Control” (as defined in the Heil Agreement) any portion of the Retention Incentive not yet paid will be paid upon the Change in Control.

In the event Mr. Heil terminates his employment for “Good Reason” (as defined in the Heil Agreement) or in the event the Company terminates Mr. Heil without “Cause” (as defined in the Heil Agreement), Mr. Heil shall be paid the Retention Incentive that would have been paid to him but for the early termination of his employment. If Mr. Heil voluntarily ends his employment without Good Reason or his employment is terminated by the Company for Cause before December 31, 2009, Mr. Heil will forfeit any and all unpaid Retention Incentive payments.

The foregoing summary of the Heil Agreement and the transactions contemplated thereby do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Heil Agreement attached as Exhibit 10.23 to this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 2.6	Purchase Agreement, dated May 20, 2008, by and among the Company, Salton Inc., and Applica Pet Products, LLC (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2008).

Exhibit 2.7	Termination Agreement, dated July 13, 2008, by and among the Company, Salton Inc., and Applica Pet Products, LLC (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2008).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.1 to Amendment No.1 to the Current Report on Form 8-K/A, filed with the SEC on December 4, 2007 amending the Current Report on Form 8-K filed with the SEC on November 9, 2007).

Exhibit 4.1	Indenture dated as of February 7, 2005 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of February 7, 2005 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture dated as of February 7, 2005 to the Indenture dated as of September 30, 2003 by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture dated as of May 3, 2005 to the Indenture dated as of September 30, 2003 by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture dated as of March 29, 2007, among the Company, certain subsidiaries of the Company, as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement dated as of February 7, 2005 by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.1	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.2	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.3	Amended and Restated Employment Agreement, dated as of October 1, 2005, between the Company and David A. Jones (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 5, 2005).

Exhibit 10.4	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.5	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.6	Amended and Restated Registered Director’s Agreement, dated April 1, 2005, by and between Spectrum Brands Europe GmbH and Remy E. Burel (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 7, 2005), as later amended by Amendment No. 1 to the Amended and Restated Registered Director’s Agreement (such Amendment No. 1 is filed by incorporation by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 12, 2005).

Exhibit 10.7	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2005, filed with the SEC on December 14, 2005).

Exhibit 10.8	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between the Company and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.9	Employment Agreement dated March 27, 2007, by and between the Company and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.10	Separation Agreement and Release, dated as of May 25, 2007, by and between the Company and David A. Jones (filed by incorporation by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.11	Separation Agreement and Release, dated as of August 1, 2007, by and between the Company and Randall J. Steward (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.12	Separation Agreement and Release, dated as of July 20, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.13	First Amendment to the Separation Agreement and Release, dated as of July 24, 2007, by and between the Company and Kenneth V. Biller (filed by incorporation by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	Separation Agreement and Release, dated as of August 6, 2007, by and between the Company and Remy Burel (filed by incorporation by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.15	Employment Agreement, effective June 9, 2008, by and between the Company and Anthony L. Genito.*

Exhibit 10.16	Restricted Stock Award Agreement, effective June 9, 2008, by and between the Company and Kent J. Hussey.*

Exhibit 10.17	Letter Agreement, effective June 9, 2008, by and between the Company and John A. Heil.*

Exhibit 10.18	Retention Agreement, effective June 9, 2008, by and between the Company and Anthony L. Genito.*

Exhibit 10.19	Retention Agreement, effective June 9, 2008, by and between the Company and David R. Lumley.*

Exhibit 10.20	Retention Agreement, effective June 9, 2008, by and between the Company and Amy J. Yoder.*

Exhibit 10.21	Second Amendment to the Employment Agreement, effective June 9, 2008, by and between the Company and Kent J. Hussey.*

Exhibit 10.22	First Amendment to the Employment Agreement, effective June 9, 2008, by and between the company and Amy J. Yoder.*

Exhibit 10.23	Retention Agreement, effective August 5, 2008, by and between the Company and John A. Heil.*

Exhibit 10.24	Credit Agreement dated as of March 30, 2007, among the Company, Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.25	Credit Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.26	Guarantee and Collateral Agreement dated as of March 30, 2007, among the Company, certain subsidiaries of the Company and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.27	ABL Guarantee and Collateral Agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.28	Intercreditor agreement dated as of September 28, 2007, among the Company, certain subsidiaries of the Company party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.29	Exchange and Forbearance Agreement dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.30	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.31	Standstill Agreement by and between Rayovac Corporation, Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P., and Thomas H. Lee Advisors, L.L.C. (filed by incorporation by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.32	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.33	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.34	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.35	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.36	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.37	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.38	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007) (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.39	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007) (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K filed with the SEC on December 14, 2007) .

Exhibit 10.40	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.41	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.42	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.43	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.44	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith