Form 10-K
period 2008-09-30
Spectrum Brands, Inc.
filed 2008-12-10
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2008.

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was $175,969,501 based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (March 28, 2008).* As of December 8, 2008, there were outstanding 52,839,051 shares of the registrant’s Common Stock, $0.01 par value.

*	For purposes of this calculation only, shares of Spectrum Brands, Inc. common stock held by directors, executive officers and the Thomas H. Lee Funds have been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

General

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden; and household insect control. Unless the context indicates otherwise, the terms the “Company,” “Spectrum,” “Spectrum Brands,” “we,” “our” or “us” as used herein refer to Spectrum Brands, Inc. and its subsidiaries.

In our fiscal year ending September 30, 2007 (“Fiscal 2007”), we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) our Home and Garden Business, which consists of our lawn and garden and household insect control product offerings (the “Home and Garden Business”). The presentation of all historical segment reporting herein has been reclassified to conform to this segment structure.

On January 25, 2006, we sold the fertilizer technology and professional fertilizer products businesses of Nu-Gro, which was included in the Canadian division of our Home and Garden Business, (“Nu-Gro Pro and Tech”), to Agrium Inc. for net proceeds of approximately $83 million. Proceeds from the sale were used to reduce outstanding debt. As of October 1, 2005, we had begun reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. The presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this divestiture.

We have retained financial advisors to assist us in exploring potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness. In connection with this undertaking, during the first quarter of Fiscal 2007, we approved and initiated a plan to sell the Home and Garden Business, which at the time was organized into United States (“U.S.”) and Canadian divisions. As a result of our decision to commence this process, we determined that all the criteria set forth in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) were met and in the first quarter of Fiscal 2007, we designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated our Home and Garden Business as discontinued operations.

During the first and second quarters of Fiscal 2007, we engaged in substantive negotiations with a potential purchaser as to definitive terms for the purchase of the Home and Garden Business; however, the potential purchaser ultimately determined not to pursue the acquisition. We continued to actively market the Home and Garden Business after such time, however, the Fiscal 2007 selling season for our lawn and garden and household insect control product offerings was significantly negatively impacted by extremely poor weather conditions throughout the U.S., resulting in poor operating performance of the Home and Garden Business. In addition, during the fourth quarter of Fiscal 2007 there was an unforeseen, rapid and significant tightening of liquidity in the U.S. credit markets. We believe that this tightening of liquidity in the credit markets had a direct impact on the expected proceeds that we would ultimately receive in connection with a sale of the Home and Garden Business. To address these issues, during the fourth quarter of Fiscal 2007 we reassessed the value of the Home and Garden Business to take into account the changes in the credit markets and the weaker than planned operating performance during the Fiscal 2007 selling season so as to ensure that the Home and Garden Business was being marketed at a price that was reasonable in relation to its current fair value. Our reassessment produced a lower range of expected sales values than was previously determined. As a result of the reassessment, we recorded an impairment charge against the Home and Garden Business during the fourth quarter of Fiscal 2007 to reflect its fair value as determined by us. Subsequent to taking the impairment charge, and thereby revising our expectations of the proceeds that would ultimately be received upon a sale of the Home and Garden Business, we continued to be in active discussions with various potential purchasers through December 30, 2007.

On November 1, 2007, we completed the sale of the Canadian division of our Home and Garden Business. See Note 11, Discontinued Operations of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the sale of the Canadian division of our Home and Garden Business.

During the second quarter of our fiscal year ending September 30, 2008 (“Fiscal 2008”), we determined that in view of the difficulty in predicting the timing or probability of a sale of the remaining U.S. portion of the Home and Garden Business the requirements of SFAS 144, necessary to classify the remaining U.S. portion of the Home and Garden Business as discontinued operations, were no longer met and that it was appropriate to present the remaining U.S. portion of the Home and Garden Business as held and used in the Company’s continuing operations as of our second quarter of Fiscal 2008 and going forward. The presentation herein of the results of continuing operations includes our Home and Garden Business excluding the Canadian division, which, as indicated above, was sold on November 1, 2007, for all periods presented.

In the third quarter of Fiscal 2008, we entered into a definitive agreement, subject to the consent of our lenders under our senior credit facilities, to sell the assets related to Global Pet Supplies. We were unable to obtain the consent of the lenders, and on July 13, 2008, we entered into a termination agreement regarding the agreement to sell the assets related to Global Pet Supplies. Pursuant to the termination agreement, as a condition to the termination, we paid the proposed buyer $3 million as a reimbursement of expenses.

On November 5, 2008 the Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business for the Company’s 2009 fiscal year (“Fiscal 2009”). We believe the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. The Company expects the shutdown of the growing products portion of the Home and Garden Business to be completed by January 31, 2009.

We remain committed to exploring potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness.

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

As of the filing date of this Annual Report on Form 10-K, based on conversations with the New York Stock Exchange (the “NYSE”), we expect that the NYSE will provide us with written notification of its determination that our Common Stock should be suspended from trading on the NYSE. At that time, we may request a review of that determination by the Committee of the Board of Directors of the NYSE. There can be no assurances that any such review, if made, will be successful. If we are unsuccessful in maintaining our NYSE listing, then we expect to pursue quotation of our Common Stock on the Pink Sheet Electronic Quotation Service or another stock quotation system.

Our Products

We compete in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; electric personal care products; household insect control; and portable lighting. Our broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries and other specialty batteries;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	electric shaving and grooming devices;

•	electric personal care and styling devices;

•	portable lighting;

•	lawn and garden materials such as fertilizer, growing media, herbicides and landscape enhancing and beautifying agents; and

•	household insect controls and insect repellants.

Net sales of each product category sold, as a percentage of net sales of our consolidated operations, is set forth below.

	Percentage of Total Company Net Sales for the Fiscal Year Ended September 30,
	2008	2007	2006
Consumer batteries	34%	33%	34%
Pet supplies	22	21	21
Lawn and garden	16	19	20
Electric shaving and grooming	9	10	10
Electric personal care products	9	7	6
Household insect control	6	6	6
Portable lighting	4	4	3

	100%	100%	100%

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

Lawn and Garden

In the lawn and garden product category we currently sell and market several leading lawn and garden care products, including lawn fertilizers, lawn controls and herbicides, garden and indoor plant foods, plant care treatments, potting soils and other growing media products and grass seed. Our largest brands have been Spectracide, Schultz, Real-Kill and Garden Safe. We have exclusive brand arrangements for our Vigoro brand at The Home Depot, for our Sta-Green brand at Lowe’s and for our Expert Gardener brand at Wal-Mart. We have positioned ourselves as the value alternative for consumers who want products that are comparable to, but sold at lower prices than, premium-priced brands. We, however, expect to discontinue sales of our lawn fertilizers, potting soils and other growing media products and grass seeds, including products sold under the Schultz, Vigoro and Sta-Green brands, by January 31, 2009 in connection with the planned shutdown of the growing media products portion of the Home and Garden Business.

Household Insect Control

In the household insect control product category we sell and market a number of leading products that enable consumers to maintain a pest-free household and repel insects. We offer a broad array of household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. We also manufacture and market a complete line of insect repellent products that provide protection from insects, especially mosquitoes. These products include both personal repellents, such as aerosols, pump sprays and wipes as well as area repellents, such as yard sprays, citronella candles and torches. Our largest brands in the insect control product category include Hot Shot, Cutter and Repel.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including, without limitation, Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart Stores, Inc. represented approximately 19% of our consolidated net sales for Fiscal 2008. No other customer accounted for more than 10% of our consolidated net sales in Fiscal 2008.

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

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing our products—zinc powder, granular urea, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months. We expect to have access to adequate quantities of these materials in the future; however, as a result of the planned shutdown of the growing media portion of the Home and Garden Business, we do not expect to use granular urea in our continuing operations after January 31, 2009.

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

In Fiscal 2008 and 2007 and our fiscal year ended September 30, 2006 (“Fiscal 2006”), we invested $25.6 million, $26.8 million and $30.6 million, respectively, in product research and development. We expect that Fiscal 2009 product research and development investment levels will be similar to our investment levels in Fiscal 2008.

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

We also use and maintain a number of trademarks in our business, including DINGO, JUNGLETALK, MARINELAND, RAYOVAC, REMINGTON, TETRA, VARTA, 8IN1, CUTTER, GARDEN SAFE, NATURE’S MIRACLE, REPEL, SCHULTZ, SPECTRACIDE, SPECTRACIDE TERMINATE, STA-GREEN and VIGORO. We seek trademark protection in the U.S. and in foreign countries by all available means, including registration.

As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to us and VARTA AG’s subsequent sale of its automotive battery business to Johnson Controls, Inc. (“Johnson Controls”), we acquired rights to the VARTA trademark in the consumer battery category and Johnson Controls acquired rights to the trademark in the automotive battery category. VARTA AG and its VARTA Microbatteries subsidiary continue to have rights to use the trademark with travel guides, industrial batteries and micro batteries. We are party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA trademark.

As a result of the common origins of the Remington Products, L.L.C., (“Remington Products”) business we acquired in September 2003 and the Remington Arms Company, Inc. (“Remington Arms”), the REMINGTON trademark is owned by us and by Remington Arms each with respect to its principal products as well as associated products. Accordingly, we own the rights to use the REMINGTON trademark for electric shavers, shaver accessories, grooming products and personal care products, while Remington Arms owns the rights to use the trademark for firearms, sporting goods and products for industrial use, including industrial hand tools. In addition, the terms of a 1986 agreement between Remington Products and Remington Arms provides for the shared rights to use the REMINGTON trademark on products which are not considered “principal products of interest” for either company. We retain the REMINGTON trademark for nearly all products which we believe can benefit from the use of the brand name in our distribution channels.

On February 12, 2004, United Industries Corporation (“United”) executed a licensing, manufacturing and supply agreement with its largest customer at the time. Under the agreement, United licensed its VIGORO and related trademarks and became the exclusive manufacturer and supplier for certain products branded with such trademarks through December 31, 2008. As a result of that agreement and the planned shutdown of the growing media portion of the Home and Garden Business, we (as successor in interest to United) will assign the trademarks to the customer on May 31, 2009.

Competition

In our retail markets, we compete for limited shelf space and consumer acceptance. Factors influencing product sales include brand name recognition, perceived quality, price, performance, product packaging, design innovation, and consumer confidence and preferences as well as creative marketing, promotion and distribution strategies.

The battery product category is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (manufacturer/seller of the Energizer brand); The Procter & Gamble Company (“Procter & Gamble”) (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure in the consumer battery market. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at prices below competing name-brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

In the U.S. alkaline battery category, the Rayovac brand is positioned as a value brand, which is typically defined as a product that offers comparable performance at a lower price. In Europe, the VARTA brand is competitively priced with other premium brands. In Latin America, where zinc carbon batteries outsell alkaline batteries, the Rayovac brand is competitively priced.

The pet supply product category is highly fragmented with over 500 manufacturers in the U.S. alone, consisting primarily of small companies with limited product lines. Our largest competitors in this product category are Mars Corporation (“Mars”), The Hartz Mountain Corporation (“Hartz”) and Central Garden & Pet Company (“Central Garden & Pet”). Both Hartz and Central Garden & Pet sell a comprehensive line of pet supplies and compete with a majority of the products we offer. Mars sells primarily aquatics products.

Our primary competitors in the electric shaving and grooming product category are Norelco, a division of Koninklijke Philips Electronics NV (“Philips”), which sells and markets rotary shavers, and Braun, a division of The Procter & Gamble Company, which sells and markets foil shavers. Remington sells both foil and rotary shavers.

Our major competitors in the electric personal care product category are Conair Corporation, Wahl Clipper Corporation and Helen of Troy Limited (“Helen of Troy”).

Our primary competitors in the portable lighting product category are Energizer Holdings, Inc. and Mag Instrument, Inc.

Products we sell in the lawn and garden product category through the Home and Garden Business face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup and Miracle-Gro brand names; Central Garden & Pet, which markets garden products under the AMDRO, Sevin and Pennington Seed brand names; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced brand name.

Products we sell in the household insect control product category through our Home and Garden Business, face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

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

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for our lawn and garden and household insect control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). For a more detailed discussion of the seasonality of our product sales, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonal Product Sales.”

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

We have been, and in the future may be, subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are held responsible as a result of our relationships with such other parties. In the U.S., these proceedings are under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine whether our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $4.2 million for estimated liabilities at September 30, 2008, should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS will not have a material effect on our capital expenditures, financial position, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation as EU member states implement guidance and as our market share changes, and actual costs to our company could differ from our current estimates. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive will not have a material effect on our capital expenditures, financial position, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

Certain of our products and facilities in each of our business segments are regulated by the United States Environmental Protection Agency (the “EPA”) and the United States Food and Drug Administration (the “FDA”) or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients. We may not always be able to avoid or minimize these risks.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

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

Employees

We had approximately 7,000 full-time employees worldwide as of September 30, 2008. Approximately 18% of our total labor force is covered by collective bargaining agreements. There are three collective bargaining agreements that will expire in Fiscal 2009, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 9% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as

amended (the “Exchange Act”) are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any shareholder upon written request to the Division Vice President, Investor Relations, Spectrum Brands, Inc. at 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Division Vice President, Investor Relations by telephone at 770-829-6200.

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of our substantial indebtedness on our business, financial condition and results of operations;

•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	the impact of expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer(s);

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

•

the effects of general economic conditions, including inflation, recession or fears of a recession, depression or fears of a depression, labor costs and stock market volatility or changes in trade, monetary or fiscal policies in the countries where we do business;

•	changes in consumer spending preferences and demand for our products;

•	our ability to develop and successfully introduce new products, protect our intellectual property and avoid infringing the intellectual property of third parties;

•	our ability to successfully implement, achieve and sustain manufacturing and distribution cost efficiencies and improvements, and fully realize anticipated cost savings;

•	the cost and effect of unanticipated legal, tax or regulatory proceedings or new laws or regulations (including environmental, public health and consumer protection regulations);

•	public perception regarding the safety of our products, including the potential for environmental liabilities, product liability claims, litigation and other claims;

•	the impact of pending or threatened litigation;

•	changes in accounting policies applicable to our business;

•	government regulations;

•	the seasonal nature of sales of certain of our products;

•	the effects of climate change and unusual weather activity; and

•	the effects of political or economic conditions, terrorist attacks, acts of war or other unrest in international markets.

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2008 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

We have, and we will continue to have, a significant amount of indebtedness. As of September 30, 2008, we had total indebtedness of approximately $2.5 billion.

Our substantial indebtedness could make it more difficult for us to satisfy our obligations with respect to the terms of our indebtedness and has had and could continue to have other material adverse consequences for our business, including:

•

requiring us to dedicate a large portion of our cash flow to pay principal and interest on our indebtedness, which will reduce the availability of our cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restricting us from making strategic acquisitions, dispositions or exploiting business opportunities;

•	placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	limiting our ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.

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

We have retained financial advisors to assist us in evaluating potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness.

We continue to explore a wide variety of possible options to reduce or restructure our significant outstanding indebtedness. There can be no assurance that any particular option or outcome will be identified or pursued or that we will be able to successfully implement any strategy or consummate any related transaction on a timely basis, on terms acceptable to us or at all. Notwithstanding any actions we may undertake, our stock price could continue to decline. In addition, we may be unsuccessful in implementing an option that is chosen by our board of directors or our implementation of any particular alternative could present additional risks to our business, financial position and results of operations, or yield unexpected results. The process of continuing to review, and potentially executing, options may be costly and time-consuming and may distract our management and otherwise disrupt our operations, which could have an adverse effect on our business, financial condition and results of operations. There can be no assurances that any particular alternative or arrangement will lead to increased stockholder value. Moreover, certain actions we could undertake may involve the issuance of common stock or preferred stock of the Company in a transaction or series of transactions that could significantly dilute existing shareholders without requiring a shareholder vote. In addition, to the extent that we elect to pursue a transaction or series of transactions that includes a sale of one or more corporate assets, our ability to sell any assets may be limited by many factors beyond our control, such as general economic conditions, and we cannot predict whether we would be able to sell any particular asset on favorable terms and conditions, if at all, or the length of time which we may be involved in any asset sale. For example, while we engaged in discussions for sale of the Home and Garden Business in the fourth quarter of Fiscal 2007 and the first quarter of Fiscal 2008, we were unable to secure an agreement on terms acceptable to the Company. In addition, although we entered into a definitive agreement to divest the assets related to Global Pet Supplies in the third quarter of Fiscal 2008, we were unable to obtain the required consent of our lenders under our senior credit facilities necessary to consummate such sale.

We may not be able to generate sufficient cash flow to fund our cash requirements.

Our inability to generate sufficient cash flow to fund our cash requirements, including to make payments on our debt or to comply with any of the covenants under our debt instruments, could result in a default under the indentures governing our Senior Subordinated Notes and/or our Senior Credit Facilities. Such an event of default under our debt agreements would permit lenders or noteholders, as the case may be, to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.

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

If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake significant restructuring measures; which could include reducing the size of our workforce, seeking additional capital or pursuing other alternatives to restructure or refinance our indebtedness, all of which could substantially affect our business, financial condition and results of operations.

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

We face risks related to the current economic crisis.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. Global economic conditions have significantly impacted economic markets generally with certain sectors, including financial industries and retail business being particularly impacted. Our ability to generate revenue, in particular from sales of our home and garden products, pet supplies, electric shaving and grooming and electric personal care products, depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. The recent emergence of a number of negative economic factors, including heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a recession or depression could have a negative impact on discretionary consumer spending in Fiscal 2009 and beyond. If the current situation deteriorates significantly, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Further, if lenders under our $225 million asset-based credit facility become unwilling or unable to fund their respective commitments, we may have reduced availability under the facility.

We may not be able to maintain our listing with the New York Stock Exchange.

On November 4, 2008, the Company received written notice from the New York Stock Exchange, Inc. (the “NYSE”) that the Company had fallen below the NYSE’s continued listing standard set forth in Section 802.01B of the NYSE Listed Company Manual because over a 30 trading-day period the Company’s total market capitalization was less than $75 million and, at the same time, its stockholders’ equity was less than $75 million. In addition, on November 20, 2008, the Company received written notice from the NYSE that the average 30 trading-day closing price of the Company’s common stock had fallen below $1.00 in violation of the NYSE’s continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual. There can be no assurances that the Company will be able to maintain its listing. Based on conversations with the NYSE, we expect to receive notice of a determination that trading of our common stock on the NYSE should be suspended. Continued non-compliance with the NYSE’s continued listing standards or delisting from the NYSE could negatively impact the Company, including, without limitation, with respect to the Company’s relationships with customers and suppliers and access to equity financing, which in turn could materially and adversely affect our business, financial condition and results of operations.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, in the event of a delisting, holders of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our Common Stock that could occur, the share price of our Common Stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. Investors may also determine to exit our Common Stock as a result of the delisting of our Common Stock, which could depress the share price. With respect to the Company, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our Common Stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

We participate in very competitive markets and we may not be able to compete successfully.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In our Home and Garden Business our principal national competitors are the Scotts Company, Central Garden & Pet S.C. Johnson. In each of our markets, we also face competition from numerous other companies.

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

The shutdown of the growing media portion of our Home and Garden Business could impact our sales of other products to customers of our growing products.

In the first quarter of our Fiscal 2009, our Board of Directors committed to the shutdown of the growing products portion of the Home and Garden Business. There can be no assurance that this shutdown can be accomplished in a manner that does not negatively impact the operations of the customers of that business. Customers to whom we sell our other products in addition to our growing products could choose to react to our shutdown of the growing products portion of the Home and Garden Business by decreasing or ceasing their purchases of other products from us. If such customers were to take such steps, our sales, results of operations and financial condition could be materially and adversely affected.

Adverse weather conditions during our peak selling season for our lawn and garden and household insecticide and repellent products could have a material adverse effect on the Home and Garden Business.

Weather conditions in North America have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. In addition, an abnormally cold spring throughout North America could adversely affect insecticide sales and therefore have a material adverse effect on the Home and Garden Business. Any such effect on the Home and Garden Business could negatively impact our ability to sell, and the price we are able to obtain in a sale of the Home and Garden Business.

Our products utilize certain key raw materials; any increase in the price of these raw materials could have a material and adverse effect on our business, financial condition and profits.

The principal raw materials used to produce our products—including granular urea (until such time as we are able to fully complete the shutdown of the growing products portion of our Home and Garden Business), zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008 we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China.

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months; however, our hedging positions may not be effective or may not anticipate beneficial trends in a particular raw material market or as a result of changes in our business may no longer be useful for the Company. If these efforts are not effective or expose us to above average costs for an extended period of time and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Further, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers which may have an adverse effect on our profitability and results of operations.

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

We may not be able to fully utilize our U.S. net operating loss carryforwards.

As of September 30, 2008, we had U.S. federal and state net operating loss carryforwards of approximately $1,009 and $1,832 million, respectively. These net operating loss carryforwards expire at various times between 2009 and 2028. As of September 30, 2008, management determined that it was more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. In addition, the Company has had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects the Company’s U.S. net operating losses and other tax attributes to certain limitations. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and profits.

As a result of consolidation of national mass merchandisers, a significant percentage of our sales are attributable to a very limited group of retailer customers. Because of the importance of these key customers, demands for price reductions or promotions by such customers, reductions in their purchases, changes in their financial condition or loss of their accounts could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among them to purchase our products on a “just-in-time” basis. This requires us to shorten our lead-time for production in certain cases and more closely anticipate their demand, which could in the future require us to carry additional inventories, increase our working capital and related financing requirements or result in excess inventory becoming unusable or obsolete. Furthermore, we primarily sell branded products and a move by one or more of our large customers to sell significant quantities of private label products, which we do not produce on their behalf and which directly compete with our products, could have a material adverse effect on our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During Fiscal 2008 approximately 43% of our net sales and 42% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

There are three particular EU Directives, RoHS, WEEE and the Battery Directive, that may have a material impact on our business. RoHS requires us to eliminate specified hazardous materials from products we sell in EU member states. WEEE requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense The Battery Directive bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as the Company. Complying or failing to comply with the EU directives may harm our business. For example:

•

Although contractually assured with our suppliers, we may be unable to procure appropriate RoHS compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in Fiscal 2009 for which there is reduced demand and we may need to write down the carrying value of such inventories.

•	We may be unable to sell certain existing inventories of our batteries in Europe.

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

Sales of our battery and electric shaving and grooming and personal care products are seasonal. A large percentage of sales for these products generally occur during our first fiscal quarter that ends on or about December 31, due to the impact of the December holiday season. Sales of our lawn and garden and household insect control products that are offered through our Home and Garden Business are also seasonal. A large percentage of our sales of these products occur during the spring and summer, typically our second and third fiscal quarters. As a result of this seasonality, our inventory and working capital needs relating to these products fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

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

From time to time in the past we have been subject to claims that we are infringing upon the intellectual property of others, we currently are the subject of claims that we are infringing upon the intellectual property of others, and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations will be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in an intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we manufacture the majority of our foil cutting systems for our shaving product lines, using specially designed machines and proprietary cutting technology, at our Portage, Wisconsin facility. Damage to this facility, or prolonged interruption in the operations of this facility for repairs, as a result of labor difficulties, or for other reasons, would have a material adverse effect on our ability to manufacture and sell our foil shaving products which would in turn harm our business, financial condition and results of operations.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.

Class action and derivative action lawsuits and other investigations, regardless of their merits, could have an adverse effect on our business, financial condition and results of operations.

Spectrum and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, Spectrum has also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

From time to time, we have been required to address the effect of historic activities on the environmental condition of our properties or former properties. We have not conducted invasive testing at all our facilities to identify all potential environmental liability risks. Given the age of our facilities and the nature of our operations, material liabilities may arise in the future in connection with our current or former facilities. If previously unknown contamination of property underlying or in the vicinity of our manufacturing facilities is discovered, we could be required to incur material unforeseen expenses. If this occurs, it may have a material adverse effect on our business, financial condition and results of operations. We are currently engaged in investigative or remedial projects at a few of our facilities and any liabilities arising from such investigative or remedial projects at such facilities may be material.

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

Certain of our products sold through and facilities operated under each of our business segments are regulated by the EPA, the FDA or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the United States, all products containing pesticides must be registered with the EPA and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

The FQPA established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products which are sold through our Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

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

We face risks related to our sales of products obtained from third-party suppliers.

We sell a number of products that are manufactured by third party suppliers over which we have no direct control. While we have implemented processes and procedures to try to ensure that the suppliers we use are complying with all applicable food and health regulations, there can be no assurances that such suppliers in all instances will comply with such processes and procedures or otherwise with applicable food and health regulations. Noncompliance could result in our marketing and distribution of contaminated or defective products which could subject the Company to liabilities and could result in the imposition by governmental authorities of procedures or penalties that could restrict or eliminate our ability to purchase products from non-compliant suppliers. Any or all of these effects could adversely affect the Company’s business, financial condition and results of operations.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to our Home and Garden Business, such as fertilizers, growing media, herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property.

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

With respect to our $347 million aggregate principal amount Variable Rate Toggle Senior Subordinated Notes due 2013 (the “New Notes”), on any interest payment date prior to October 2, 2010, the Company may, at its option and subject to certain conditions, currently not being met, related to the trading price of its common stock, pay interest due on any semi-annual interest payment date by increasing the principal amount of such outstanding New Notes pro-rata by the amount of interest then payable. Any increase in the aggregate outstanding principal amount of the New Notes will subject the Company to higher interest payments and increased indebtedness exposure in future periods and could have the adverse effects described above in “Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.”

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 18% of our total labor force is employed under collective bargaining agreements. Three of these agreements, which cover approximately 45% of the labor force under collective bargaining agreements, or approximately 9% of our total labor force, are scheduled to expire during Fiscal 2009. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which the Company is subject, there can be no assurances that we will be able to do so and any noncompliance could subject the Company to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2008:

Facility	Function
Global Batteries & Personal Care
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Ninghai, China(3)	Zinc Carbon & Alkaline Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2)	Battery & Lighting Device Packaging & Distribution, Electric Shaver & Personal Care Device Distribution
Visalia, California(2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution
Brantford, Ontario(2)(4)	Battery & Lighting Device, Electric Shaver & Personal Care Device, Product Distribution
Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device Distribution

Global Pet Supplies
Mentor, Ohio(2)	Aquatics Manufacturing
Noblesville, Indiana(1)	Aquatics Manufacturing
Moorpark, California(2)	Aquatics Manufacturing
Bridgeton, Missouri(2)	Pet Supply Manufacturing (shared with Lawn & Garden)
Blacksburg, Virginia(1)	Pet Supply Manufacturing, Assembly & Distribution
Melle, Germany(1)	Pet Food & Pet Care Manufacturing
Edwardsville, Illinois(2)	Pet Supply Product Distribution (shared with Lawn & Garden)
Melle, Germany(2)	Pet Food & Pet Care Distribution

Home and Garden Business—U.S.
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Bridgeton, Missouri(2)	Household & Controls Manufacturing (shared with Global Pet)
Orrville, Ohio(1)(5)	Lawn & Garden Product Blending, Packing & Distribution
Winterhaven, Florida(2)(5)	Lawn & Garden Product Blending, Packing & Distribution
Los Angeles, California(2)(5)	Lawn & Garden Product Blending, Packing & Distribution
Cave City, Kentucky(1)(5)	Lawn & Garden Product Blending, Packing & Distribution
Livingston, Texas(1)(5)	Lawn & Garden Product Blending, Packing & Distribution
Sylacauga, Alabama(2)(5)	Lawn & Garden Product Blending, Packing & Distribution
Edwardsville, Illinois(2)	Household & Controls Product Distribution (shared with Global Pet)
San Bernardino, California(2)	Household & Controls Product Distribution
Vinita Park, Missouri(2)	Household Controls Product Distribution
Orrville, Ohio(2)(5)	Lawn & Garden and Household & Controls Product Distribution
Pendergrass, Georgia(2)	Household Controls Product Distribution

(1)	Facility is owned.
(2)	Facility is leased.
(3)	Expected to close by December 31, 2008 in connection with previously announced phase out of operations.

(4)	Exited this facility in October 2008.
(5)	Expected to close by January 31, 2009 in connection with previously announced shutdown of the growing products portion of the Home and Garden Business.

We also own, operate or contract with third parties to operate distribution centers, sales offices and administrative offices throughout the world in support of our business. We lease our administrative headquarters, located in Atlanta, Georgia, and our primary research and development facility and North America headquarters, located in Madison, Wisconsin.

We believe that our existing facilities are suitable and adequate for our present purposes and that the productive capacity in such facilities is substantially being utilized or we have plans to utilize it.

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

We are involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda. (“Tabriza”), Interelectrica Administração e Participações Ltda. and VARTA AG, the former owners of our subsidiary Microlite S.A. (“Microlite”), with respect to a number of matters arising out of our acquisition of Microlite in our fiscal year ended September 30, 2004 (“Fiscal 2004”), including our right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and our obligation to pay additional amounts to Tabriza pursuant to its earn-out rights under the acquisition agreement. We acquired Microlite in Fiscal 2004. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending the final decision by the arbitration panel. Among the matters decided at the summary judgment stage, the panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from us interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from us an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. We currently estimate that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which have been reflected as additional acquisition consideration, will be at least $5 million. Such additional amounts due Tabriza are included in Accrued liabilities: Other in our Consolidated Balance Sheets as of September 30, 2007 included in this Annual Report on Form 10-K. Determination of the total net amount owed by or payable to the Company arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision, which is currently anticipated to be issued in the first quarter of Fiscal 2009.

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

Our common stock, par value $0.01 per share (the “Common Stock”), is traded on the New York Stock Exchange (the “NYSE”) under the symbol “SPC.” The Common Stock commenced public trading on November 21, 1997. As of December 8, 2008, there were approximately 423 holders of record of Common Stock based upon data provided by the transfer agent for the Common Stock. The following table sets forth the reported high and low prices per share of the Common Stock as reported on the NYSE Composite Transaction Tape for the fiscal periods indicated:

	High	Low
Fiscal 2008
Quarter ended September 30, 2008	$2.98	$1.27
Quarter ended June 29, 2008	$5.10	$2.50
Quarter ended March 30, 2008	$5.39	$3.41
Quarter ended December 30, 2007	$6.20	$3.80

Fiscal 2007
Quarter ended September 30, 2007	$6.93	$3.77
Quarter ended July 1, 2007	$8.64	$6.26
Quarter ended April 1, 2007	$12.50	$4.62
Quarter ended December 31, 2006	$11.33	$7.59

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

Information regarding our equity compensation plans is set forth in Item 12 hereof under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended September 30, 2008
6/30/08 – 7/27/08	—	$—	—	—
7/28/08 – 8/24/08	—	$—	—	—
8/25/08 – 9/30/08	—	$—	—	—

Total	—	$—	—	—

We did not participate in any repurchases of our equity securities during the fourth quarter of Fiscal 2008.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Balance Sheets as of September 30, 2008 and 2007 and our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2007 and 2006 are included elsewhere in this Annual Report on Form 10-K. As of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. We also began reporting the results of operations of the Canadian division of our Home and Garden Business as discontinued operations as of October 1, 2006, which business was sold on November 1, 2007. Additionally, we decided in the second quarter of Fiscal 2008 to present the Home and Garden Business as continuing operations. Therefore, the presentation of all historical continuing operations has been changed to exclude Nu-Gro Pro and Tech and the Canadian division of our Home and Garden Business but to include the remaining portion of the Home and Garden Business. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Fiscal Year Ended September 30,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$2688.0	$2,564.7	$2,462.2	$2,247.4	$1,417.2
Gross profit	968.6	933.7	932.0	858.4	606.1
Operating (loss) income(6)	(711.7)	(245.5)	(283.9)	197.2	156.2
(Loss) income from continuing operations before income taxes	(941.9)	(500.9)	(455.7)	63.8	90.5
(Loss) income from discontinued operations, net of tax(7)	(1.2)	(40.0)	(5.8)	5.7	(0.4)
Net (loss) income(8)(9)(10)	(931.5)	(596.7)	(434.0)	46.8	55.8
Restructuring and related charges—cost of goods sold	$16.5	$31.3	$21.1	$10.5	$(0.8)
Restructuring and related charges—operating expenses	22.8	66.7	33.6	15.8	12.2
Other expense (income), net(11)	1.2	(0.3)	(4.1)	(0.7)	—
Interest expense	$229.0	$255.8	$175.9	$134.1	$65.7
Per Share Data:
Net (loss) income per common share:
Basic	$(18.29)	$(11.72)	$(8.77)	$1.07	$1.67
Diluted	(18.29)	(11.72)	(8.77)	1.03	1.61
Average shares outstanding:
Basic	50.9	50.9	49.5	43.7	33.4
Diluted(12)	50.9	50.9	49.5	45.6	34.6
Cash Flow and Related Data:
Net cash (used) provided by operating activities	$(10.2)	$(32.6)	$44.5	$216.6	$96.1
Capital expenditures(13)	21.6	24.3	59.9	62.8	26.9
Depreciation and amortization (excluding amortization of debt issuance costs)(13)	90.9	77.4	85.4	68.6	40.6
Balance Sheet Data (at fiscal year end):
Cash and cash equivalents	$104.8	$69.9	$28.4	$29.9	$14.0
Working capital(14)	371.5	370.2	397.2	490.6	251.9
Total assets	2,247.5	3,211.4	3,549.3	4,022.1	1,634.2
Total long-term debt, net of current maturities	2,474.8	2,416.9	2,234.5	2,268.0	806.0
Total debt	2,523.4	2,460.4	2,277.2	2,307.3	829.9
Total shareholders’ (deficit) equity	(1,027.2)	(103.8)	452.2	842.7	316.0

(1)	Fiscal 2008 includes restructuring and related charges—cost of goods sold of $16.5 million, and restructuring and related charges—operating expenses of $22.8 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(2)	Fiscal 2007 includes restructuring and related charges—cost of goods sold of $31.3 million, and restructuring and related charges—operating expenses of $66.7 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(3)	Fiscal 2006 includes restructuring and related charges—cost of goods sold of $21.1 million, and restructuring and related charges—operating expenses of $33.6 million. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(4)	Fiscal 2005 selected financial data was impacted by two significant acquisitions completed during the fiscal year. The United acquisition was completed on February 7, 2005 and the Tetra acquisition was completed on April 29, 2005.
Fiscal 2005 includes restructuring and related charges—cost of goods sold of $10.5 million, and restructuring and related charges—operating expenses of $15.8 million.
(5)	Fiscal 2004 selected financial data was impacted by two acquisitions completed during the fiscal year. The Ningbo Baowang Battery Company, Ltd. acquisition was completed on March 31, 2004 and the Microlite acquisition was completed on May 28, 2004.
Fiscal 2004 includes restructuring and related charges—cost of goods sold of $(0.8) million, and restructuring and related charges—operating expenses of $12.2 million.
(6)	During Fiscal 2008, 2007 and Fiscal 2006, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”), issued by the Financial Accounting Standards Board (“FASB”), we conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $867 million, $362 million and $433 million in Fiscal 2008, Fiscal 2007 and Fiscal 2006, respectively. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.
(7)	Fiscal 2007 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $45 million to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, relating to our Canadian Division of the Home and Garden Business in order to reflect the estimated fair value of this business. See Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information relating to this impairment charge.
(8)	Fiscal 2008 income tax benefit of $11.6 million includes a non-cash charge of approximately $222.0 million which increased the valuation allowance against certain net deferred tax assets.
(9)	Fiscal 2007 income tax expense of $55.8 million includes a non-cash charge of approximately $180.1 million which increased the valuation allowance against certain net deferred tax assets.
(10)	Fiscal 2006 income tax benefit of $27.5 million includes a non-cash charge of approximately $29.3 million which increased the valuation allowance against certain net deferred tax assets.
(11)	Fiscal 2006 includes a $7.9 million net gain on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington acquisition and subsequently closed in Fiscal 2004, and our Madison, WI packaging facility, which was closed in our fiscal year ended September 30, 2003 (“Fiscal 2003”).
(12)	Fiscal 2008, 2007 and 2006 does not assume the exercise of common stock equivalents as the impact would be antidilutive.
(13)	Amounts reflect the results of continuing operations only.
(14)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance. This section should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to Fiscal 2008, 2007 and 2006 refer to fiscal year periods ended September 30, 2008, 2007 and 2006, respectively.

Introduction

We are a global branded consumer products company with positions in seven major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; lawn and garden and household insect control.

During Fiscal 2007 we began managing our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of our worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) the Home and Garden Business, which consists of our lawn and garden and household insect control product offerings (the “Home and Garden Business”).

We have retained financial advisors to assist us in exploring potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness. In connection with this undertaking, during the first quarter of Fiscal 2007, we approved and initiated a plan to sell our “Home and Garden Business,” which at the time was organized into United States (“U.S.”) and Canadian divisions. As a result of our decision to commence this process, we determined that all the criteria set forth in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) were met and in the first quarter of Fiscal 2007, we designated certain assets and liabilities related to our Home and Garden Business as held for sale and designated our Home and Garden Business as discontinued operations.

During the first and second quarters of Fiscal 2007, we engaged in substantive negotiations with a potential purchaser as to definitive terms for the purchase of the Home and Garden Business; however, the potential purchaser ultimately determined not to pursue the acquisition. We continued to actively market the Home and Garden Business after such time, however, the Fiscal 2007 selling season for our lawn and garden and household insect control product offerings was significantly negatively impacted by extremely poor weather conditions throughout the United States, resulting in poor operating performance of the Home and Garden Business. In addition, during the fourth quarter of Fiscal 2007 there was an unforeseen, rapid and significant tightening of liquidity in the U.S. credit markets. We believe that this tightening of liquidity within the credit markets and the operating performance of the Home and Garden Business had a direct impact on the expected proceeds that we would ultimately receive in connection with a sale of the Home and Garden Business. To address these issues, during the fourth quarter of Fiscal 2007 we reassessed the value of the Home and Garden Business to take into account the changes in the credit markets and the weaker than planned operating performance during the Fiscal 2007 selling season so as to ensure that the Home and Garden Business was being marketed at a price that was reasonable in relation to its current fair value. Our reassessment produced a lower range of expected sales values than was previously determined. As a result of the reassessment, we recorded an impairment charge against the Home and Garden Business during the fourth quarter of Fiscal 2007 to reflect its fair value as determined by us. Subsequent to taking the impairment charge, and thereby revising our expectations of the proceeds that would ultimately be received upon a sale of the Home and Garden Business, we continued to be in active discussions with various potential purchasers through December 30, 2007.

On November 1, 2007, we completed the sale of the Canadian division of our Home and Garden Business. See Note 11, Discontinued Operations, of Notes to our Consolidated Financial Statements included in this

Annual Report on Form 10-K for additional information on the sale of the Canadian division of our Home and Garden Business.

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

In the third quarter of Fiscal 2008, we entered into a definitive agreement, subject to consent of our lenders under our senior credit facilities, to sell the assets related to Global Pet Supplies. We were unable to obtain the consent of the lenders, and on July 13, 2008, we entered into a termination agreement regarding the agreement to sell Global Pet Supplies. Pursuant to the termination agreement, as a condition to the termination, we paid the proposed buyer $3 million as a reimbursement of expenses.

On November 5, 2008, the Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business for the Company’s 2009 fiscal year (“Fiscal 2009”). We believe the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. The Company expects the shutdown of the growing products portion of the Home and Garden Business to be completed by January 31, 2009.

We remain committed to exploring potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2008, 2007 and 2006, we tested our goodwill and indefinite-lived intangible assets and, as a result of this testing, we recorded non-cash pretax impairment charges of approximately $867 million, $362 million and $433 million in Fiscal 2008, 2007 and 2006, respectively. Future cash expenditures will not result from these impairment charges. See “Critical Accounting Policies—Valuation of Assets and Asset Impairment” below as well as Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs.

Fiscal 2008. In connection with our decision to exit our zinc carbon and alkaline battery manufacturing and distribution facility in Ninghai, China, we undertook cost reduction initiatives (the “Ningbo Exit Plan”). These initiatives include fixed cost savings by integrating production equipment into our remaining production facilities and head count reductions.

Fiscal 2007. In connection with our announcement that we would manage our business in three vertically integrated, product-focused reporting segments our costs related to research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which had previously been included in our corporate reporting segment are now included in each of the operating segments on a direct as incurred basis. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”), including a headcount reduction of approximately 200 employees.

We also implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin America Initiatives”). These initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. As a result, we reduced headcount in Latin America by approximately 100 employees.

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

As of October 1, 2006, initiatives to integrate the activities of our Home and Garden Business into our operations in Madison, Wisconsin were suspended.

Our integration activities within Global Pet Supplies were substantially completed as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania; one pet supply facility was closed in 2006 in Hauppauge, New York; and one pet supply facility was closed in Fiscal 2007 in Moorpark, California.

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

During Fiscal 2008, we introduced longer lasting alkaline batteries in cell sizes AA and AAA. We also launched several new products targeted at specific niche markets such as Hot Shot Spider Trap, Cutter Mosquito Stakes, Spectracide Destroyer Wasp & Hornet and Spectracide Weed Stop. We also introduced a new line of men’s rotary shavers with “360° Flex & Pivot Technology.” The flex and pivot technology allows the cutting blades to follow the contour of a person’s face and neck. In addition, we added Teflon® coated heads to our blades to reduce redness and irritation from shaving. We also introduced “The Short Cut Clipper.” The product is positioned as the world’s first clipper with exclusive curved cutting technology. We also launched “Shine Therapy,” a hair straightener with vitamin conditioning technology: Vitamin E, Avocado Oil and conditioners infused into the ceramic plates.

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

Competitive Landscape

We compete in seven major product categories: consumer batteries; pet supplies; lawn and garden; electric shaving and grooming; electric personal care products; household insect control; and portable lighting.

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

Products in our lawn and garden category are sold through our Home and Garden Business. The Home and Garden Business manufactures and markets lawn and garden care products including fertilizers, herbicides, outdoor and indoor insect control products, rodenticides, plant foods, potting soil and other growing media and grass seed. The Home and Garden Business operates in the U.S. market under the brand names Spectracide, Cutter, Garden Safe and Schultz. The Home and Garden Business also has exclusive brand arrangements for our Vigoro brand at The Home Depot, for our Sta-Green brand at Lowe’s and for our Expert Gardener brand at Wal-Mart. The Home and Garden Business’ marketing position is primarily that of a value brand, enhanced and supported by innovative products and packaging to drive sales at the point of purchase. The Home and Garden Business’ primary competitors in the lawn and garden category include The Scotts Miracle-Gro Company and Central Garden & Pet Company. Our primary competitor in the outdoor and indoor insect control products category is S.C. Johnson & Son, Inc.

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

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior manager has more than 20 years of experience at Spectrum, VARTA, Remington or other branded consumer product companies such as Regina, Newell Rubbermaid, H.J. Heinz and Schering-Plough.

Seasonal Product Sales

On a consolidated basis our financial results are approximately equally weighted between quarters; however, certain of our products experience seasonal sales fluctuations. Sales in the battery and electric shaving and grooming, particularly in North America, tend to be seasonal, with purchases of such products by consumers concentrated in the December holiday season. Pet supplies and electric personal care sales remain fairly constant throughout the year. Demand for our lawn and garden and household insect control products sold through the Home and Garden Business typically peaks during the first six months at the calendar year (Spectrum’s second and third fiscal quarters). The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2008	2007	2006
December	23%	24%	25%
March	24%	25%	24%
June	27%	25%	27%
September	26%	26%	24%

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Highlights of consolidated operating results

During Fiscal 2008 and Fiscal 2007, we have presented the Canadian division of our Home and Garden Business as discontinued operations. The Canadian division of our Home and Garden Business was sold on November 1, 2007. See Note 11, Discontinued Operations of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the sale of the Canadian division of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding Fiscal 2008 and Fiscal 2007 only reflect results from our continuing operations.

Net Sales. Net sales for Fiscal 2008 increased to $2,688 million from $2,565 million in Fiscal 2007, a 4.8% increase. The following table details the principal components of the change in net sales from Fiscal 2007 to Fiscal 2008 (in millions):

Net Sales
Fiscal 2007 Net Sales	$2,565
Increase in Lawn and Garden product sales	22
Increase in Pet supplies sales	18
Increase in Household Insect Control product sales	3
Decrease in Global Batteries & Personal Care consumer battery sales	(26)
Foreign currency impact, net	106

Fiscal 2008 Net Sales	$2,688

Consolidated net sales by product line for Fiscal 2008 and 2007 are as follows (in millions):

	Fiscal Year
	2008	2007
Product line net sales
Consumer batteries	$916	$882
Pet supplies	599	563
Lawn and garden products	430	408
Electric shaving and grooming products	247	268
Electric personal care products	231	187
Household insect control products	165	162
Portable lighting products	100	95

Total net sales to external customers	$2,688	$2,565

Global consumer battery sales during Fiscal 2008 increased $34 million, or 4%, compared to Fiscal 2007, primarily driven by a favorable foreign exchange impact of $61 million and market share gains of $15 million in North America. This increase was tempered by lower European battery sales as a result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales as well as a shift in the timing of shipments, done at the request of certain of our retailers, related to holiday displays and promotions to the fourth quarter of Fiscal 2007 from the first quarter of Fiscal 2008. Sales of portable lighting products in Fiscal 2008 increased $5 million, or 5%, as sales gains resulting from new product launches in North America of $4 million and favorable foreign exchange impact of $4 million were partially offset by decreases in Latin America and Europe due to a declining market demand.

Electric shaving and grooming product sales during Fiscal 2008 decreased $21 million, or 8%, compared to Fiscal 2007 due to disappointing results in the men’s electric shaving category. Further contributing to the sales decrease in electric shaving and grooming products for Fiscal 2008 versus Fiscal 2007 is the shift in timing of shipments to certain retailers from the first quarter of Fiscal 2008 to the fourth quarter of Fiscal 2007. These decreases were offset by a favorable foreign exchange impact of $9 million. Net sales of electric personal care products for Fiscal 2008 increased $44 million, or 24%, when compared to Fiscal 2007, driven by strong worldwide growth in our women’s hair care products. We continued to see strong electric personal care double digit growth in all geographic regions during Fiscal 2008, particularly in North America with 28% growth, when compared to Fiscal 2007.

Pet product sales during Fiscal 2008 increased $36 million, or 6%, compared to Fiscal 2007, primarily driven by a favorable foreign exchange impact of $18 million, growth in European aquatic sales, increases in global companion animal sales, driven by our Dingo brand, and increased volume resulting from the continued introduction of companion animal products in Europe.

Sales of lawn and garden products during Fiscal 2008 versus Fiscal 2007 increased $22 million, or 5%, primarily due to price increases implemented to offset rising commodity costs. Household insect control sales for Fiscal 2008 versus Fiscal 2007 increased slightly by $3 million, or 2%, as price increases were tempered by lower volume, primarily due to lower inventory levels at certain of our customers.

Gross Profit. Gross profit for Fiscal 2008 was $969 million versus $934 million for Fiscal 2007. Our gross profit margin for Fiscal 2008 decreased slightly to 36.0% from 36.4% in Fiscal 2007. As a result of our reclassification of our Home and Garden Business from an asset held for sale to an asset held and used, during Fiscal 2008 we recorded a charge in Cost of goods sold of $6 million associated with depreciation expense for the production related assets of that business as a result of our reclassification of our Home and Garden business from discontinued operations to continuing operations. From October 1, 2006 through September 30, 2007, the U.S. division of our Home and Garden Business was designated as discontinued operations. In accordance with generally accepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. See “Introduction” above and “Segment Results—Home and Garden” below, as well as Note 1, Description of Business, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the reclassification of the Home and Garden Business. Cost of goods sold during Fiscal 2008 also included $16 million in restructuring and related charges, primarily attributable to the Ningbo Exit Plan. The restructuring and related charges incurred in Fiscal 2007 were $31 million which were associated with various cost cutting initiatives in connection with the integration activities in our Global Pet Supplies business, which are substantially complete, and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for Fiscal 2008 totaled $1,680 million versus $1,179 million for Fiscal 2007. This $501 million increase in operating expenses for Fiscal 2008 versus Fiscal 2007 was primarily driven by an increase of $505 million in impairment charges. Impairment charges in Fiscal 2008 were $867 million versus $362 million in Fiscal 2007. In both Fiscal 2008 and Fiscal 2007 the impairment charges were non-cash charges and related to the write down of the carrying value of goodwill and indefinite-lived intangible assets to fair value in accordance with both SFAS 142 and SFAS 144. See “Goodwill and Intangibles Impairment” below, as well as Note 2(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges. The increase in operating expenses in Fiscal 2008 versus Fiscal 2007 is also attributable to the negative impact related to foreign exchange of approximately $36 million and a $21 million charge associated with the depreciation and amortization related to the assets of the Home and Garden Business incurred as a result of our reclassification of our Home and Garden Business from discontinued operations to continuing operations. See “Introduction” above and “Segment Results—Home and Garden” below, as well as Note 1, Description of Business, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the reclassification of the Home and Garden Business. The increases noted above were partially offset by the decrease of $44 million of restructuring and related charges in Fiscal 2008 compared to Fiscal 2007. The restructuring and related charges incurred in Fiscal 2008 of $23 million are primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. The restructuring and related charges incurred in Fiscal 2007 of $67 million were primarily attributable to the ongoing integration of our Global Pet Supplies business, rationalization of the sales and marketing organizations of the European and Latin American divisions of Global Batteries & Personal Care and various cost reduction initiatives in connection with our global realignment announced in January 2007 to reduce general and administrative expenses. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Loss. An operating loss of approximately $712 million was recognized in Fiscal 2008 compared to an operating loss in Fiscal 2007 of $245 million. The Fiscal 2008 operating loss is directly attributable to the impact of the previously discussed non-cash impairment charge of $867 million, coupled with restructuring and related charges of $39 million. The Fiscal 2007 operating loss is directly attributable to the previously discussed non-cash impairment charge of approximately $362 million coupled with restructuring and related charges of $98 million.

Segment Results. As discussed above in Item 1, Business, beginning Fiscal 2007, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) Home and Garden Business. The presentation of all historical segment reporting herein has been reclassified to conform to this segment reporting.

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of our operating segments, expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expense, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for Fiscal 2006 have been reclassified to conform to the changes described above.

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

Global Batteries & Personal Care

	2008	2007
	(in millions)
Net sales to external customers	$1,494	$1,431
Segment profit	$163	$144
Segment profit as a % of net sales	10.9%	10.0%
Assets as of September 30,	$1,183	$1,377

Segment net sales to external customers in Fiscal 2008 increased $63 million to $1,494 million from $1,431 million during Fiscal 2007, representing a 4% increase. Favorable foreign currency exchange translation impacted net sales in Fiscal 2008 by approximately $88 million in comparison to Fiscal 2007. Battery sales for Fiscal 2008 increased to $916 million when compared to Fiscal 2007 sales of $881 million, principally due a positive foreign currency impact of $61 million and increases in North America of $15 million, which were driven by an increase in market share, as consumers opt for our value proposition during the weakening economic conditions in the U.S. These increases were partially offset by decreases in Latin America and Europe of $9 million and $32 million, respectively. The decrease in Latin American battery sales was primarily due to zinc carbon shortfalls in Mexico, Central America and Colombia. The decrease in European battery sales was the result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. We are continuing our efforts to promote profitable growth and therefore, expect to continue to exit certain low margin business as appropriate to create a more favorable mix of branded versus private label products. Net sales of electric shaving and grooming products in Fiscal 2008 decreased by $21 million, or 8%, primarily as a result of declines in North America of $29. These declines were partially offset by a positive foreign currency impact of $9 million. Electric personal care sales increased by $44 million, an increase of 24% over Fiscal 2007. Favorable foreign exchange translation impacted net sales by approximately $14 million coupled with strong worldwide growth in our women’s hair care products. We saw double digit sales growth of our electric personal care products in all geographic regions, particularly in North America with 28% growth, when compared to Fiscal 2007. Net sales of portable lighting products for Fiscal 2008 increased to $100 million as compared to sales of $95 million for Fiscal 2007. The sales increase was driven by a $5 million increase in North America associated with sales gains from new product launches coupled with favorable foreign exchange translation of $4 million that was tempered by decreases in Latin America and Europe due to declining market demand.

Segment profitability in Fiscal 2008 increased to $163 million from $144 million in Fiscal 2007. Segment profitability as a percentage of net sales increased to 10.9% in Fiscal 2008 as compared with 10.0% in Fiscal 2007. The segment profitability during Fiscal 2008 was primarily the result of cost savings from our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment assets at September 30, 2008 decreased to $1,183 million from $1,377 million at September 30, 2007. The decrease is primarily attributable to the impact of foreign currency translation coupled with the impairment of goodwill and certain trade name intangible assets, a non-cash charge, in Fiscal 2008. See “Goodwill and Intangibles Impairment” below as well Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Batteries & Personal Care. Goodwill and intangible assets at September 30, 2008 total approximately $416 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products Company, L.L.C. (“Remington Products”) and Microlite S.A. (“Microlite”) acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2008, these amounts totaled approximately $14 million and are included in Other long-term liabilities in the Consolidated Balance Sheets included in this Annual Report on Form 10-K.

Global Pet Supplies

	2008	2007
	(in millions)
Net sales to external customers	$599	$563
Segment profit	$69	$71
Segment profit as a % of net sales	11.5%	12.6%
Assets as of September 30,	$700	$1,202

Segment net sales to external customers in Fiscal 2008 increased to $599 million from $563 million in Fiscal 2007, representing an increase of $36 million or 6%. Favorable foreign currency exchange translation impacted net sales in Fiscal 2008 compared to Fiscal 2007 by approximately $18 million. Worldwide aquatic sales for Fiscal 2008 increased slightly to $398 million when compared to sales of $383 million in Fiscal 2007. The increase in worldwide aquatic sales was due to an increase in Europe of $7 million coupled with favorable foreign exchange of $17 million, offset by sales decreases in North America of $9 million. Companion animal net sales increased to $201 million in Fiscal 2008 compared to $180 million in Fiscal 2007, an increase of $21 million, or 11%. We continued to see strong growth in companion animal sales in the U.S. driven by our Dingo brand, coupled with increased volume in Europe and Pacific Rim associated with the continued introduction of companion animal products.

Segment profitability in Fiscal 2008 decreased to $69 million from $71 million in Fiscal 2007. Segment profitability as a percentage of sales in Fiscal 2008 decreased to 11.5% from 12.6% in the same period last year. This decrease in segment profitability margin was primarily due to the non-recurrence of a curtailment gain of approximately $3 million, related to the termination of a postretirement plan recorded in Fiscal 2007, coupled with an increase in input costs.

Segment assets as of September 30, 2008 decreased to $700 million from $1,202 million at September 30, 2007. The decrease is primarily attributable to the impact of foreign currency translation coupled with the impairment of goodwill and certain trade name intangible assets, a non-cash charge, in Fiscal 2008. See “Goodwill and Intangibles Impairment” below as well Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Pet Supplies. Goodwill and intangible assets as of September 30, 2008 total approximately $447 million and primarily relate to the acquisitions of Tetra and the United Pet Group division of United.

Home and Garden

	2008	2007
	(in millions)
Net sales to external customers	$595	$570
Segment profit	$8	$47
Segment profit as a % of net sales	1.3%	8.2%
Assets as of September 30,	$290	$548

Segment net sales to external customers in Fiscal 2008 increased to $595 million from $570 million in Fiscal 2007, representing an increase of $25 million or 4%. The Fiscal 2008 sales of lawn and garden products versus Fiscal 2007 increased $22 million, or 5%, to $431 million primarily due to price increases implemented to offset rising commodity costs associated with the lawn and garden business. Household insect control sales for Fiscal 2008 increased $3 million, or 2%, compared to Fiscal 2007, mainly driven by price increases tempered by lower sales volume as certain of our customers continued to reduce their inventory levels.

Segment profitability in Fiscal 2008 decreased to $8 million from $47 million in Fiscal 2007. Segment profitability as a percentage of sales in Fiscal 2008 decreased to 1.3% from 8.2% in the same period last year. The decrease in segment profit for Fiscal 2008 was primarily due to increased commodity costs associated with the lawn and garden business, our increased investment in the Spectricide and Cutter brands, coupled with depreciation and amortization expense of $27 million recorded during Fiscal 2008, while no depreciation and amortization expense was recorded in Fiscal 2007. From October 1, 2006 through December 30, 2007, the U.S. division of our Home and Garden Business was designated as discontinued operations. In accordance with generally excepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. As a result of our reclassification of that business to a continuing operation we recorded a catch-up of depreciation and amortization expense, which totaled $17 million, for the five quarters during which this business was designated as discontinued operations. In addition, Fiscal 2008 also includes depreciation and amortization of $10 million representing the depreciation and amortization expense of the U.S. division of our Home and Garden Business since it was reclassified as a continuing operation on December 30, 2007.

Segment assets as of September 30, 2008 decreased to $290 million from $548 million at September 30, 2007. The decrease is primarily attributable to the depreciation expense mentioned above coupled with the impairment of goodwill and certain trade name intangible assets, a non-cash charge, in Fiscal 2008. See “Goodwill and Intangibles Impairment” below as well Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Home and Garden. Intangible assets as of September 30, 2008 total approximately $115 million and primarily relate to the acquisition of the United Industries division of United.

Corporate Expense. Our corporate expense in Fiscal 2008 decreased to $45 million from $47 million in Fiscal 2007. The decrease in expense for Fiscal 2008 is primarily due to savings associated with our global realignment announced in January 2007, lower executive compensation expense and other corporate overhead expense reductions, tempered by the write off of professional fees incurred in connection with the termination of potential sales of certain of the Company’s businesses coupled with the non-recurrence of a curtailment gain of $2 million which was recorded in Fiscal 2007 in connection with the termination of an employee benefit plan. Our corporate expense as a percentage of consolidated net sales in Fiscal 2008 decreased to 1.7% from 1.8% in Fiscal 2007.

Restructuring and Related Charges. See Note 16, Restructuring and Related Charges of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in 2008 and 2007 (in millions):

	2008	2007
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$—	$—
Other associated costs	—	0.5
United & Tetra integration:
Termination benefits	—	0.2
Other associated costs	0.3	13.0
European initiatives:
Termination benefits	(0.8)	7.5
Other associated costs	0.1	0.3
Latin America initiatives:
Termination benefits	—	0.7
Other associated costs	0.3	9.8
Global Realignment initiatives:
Termination benefits	0.1	(0.7)
Other associated costs	0.1	—
Ningbo Exit Plan:
Termination benefits	1.2	—
Other associated costs	15.2	—

Total included in cost of goods sold	$16.5	$31.3

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$2.0	$1.1
Other associated costs	0.9	12.8
European initiatives:
Termination benefits	—	(1.3)
Latin America initiatives:
Termination benefits	0.1	0.4
Global Realignment:
Termination benefits	12.3	48.7
Other associated costs	7.5	5.0

Total included in operating expenses	$22.8	$66.7

Total restructuring and related charges	$39.3	$98.0

During our fiscal year ended September 30, 2005 (“Fiscal 2005”), we announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. We recorded no pretax restructuring and related charges during the Fiscal 2008, and approximately $1 million in Fiscal 2007, in connection with this closure. The costs associated with the initiative are complete and totaled approximately $11 million.

In connection with the acquisitions of United and Tetra in Fiscal 2005, we implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into our operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities at our Global Pet Supplies business. In addition, certain corporate functions were shifted to our global headquarters in Atlanta, Georgia. Effective

October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded de minimis restructuring and related charges in Fiscal 2008, and $5 million in Fiscal 2007, in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $31 million since the inception of this initiative.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $3 million and $22 million of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively, primarily in connection with our integration activities within Global Pet Supplies. We have recorded pretax restructuring and related charges of approximately $35 million since the inception of the integration activities within Global Pet Supplies.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring Europe’s sales, marketing and support functions. We recorded approximately $1 million in pretax restructuring and related credits, representing the true-up of reserve balances, and $7 million of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively, in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during Fiscal 2008 and approximately $11 million during Fiscal 2007, in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 13, Segment Results, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion on the realignment of our operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $20 million and $53 million of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $85 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives include the exit of our battery manufacturing facility in Ningbo Baowang China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded approximately $16 million of pretax restructuring and related charges during Fiscal 2008 in connection with the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $22 million.

Goodwill and Intangibles Impairment. SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2008 and 2007, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $867 million and $362 million in Fiscal 2008 and 2007, respectively. The $867 million non-cash pretax impairment charge incurred in Fiscal 2008 reflects $602 million related to the impairment of goodwill and $265 million related to the impairment of trade name intangible assets. Of the $602 million goodwill impairment; $426 million was associated with our Global Pet Supplies segment, $160 million was associated with our Home and Garden Business, $16 million was associated with our Global Batteries and Personal Care reportable segment. Of the $265 million trade name intangible assets impairment; $98 million was within our Global Pet Supplies reportable segment, $86 million was within our Global Batteries and Personal Care reportable segment and $81 million was within our Home and Garden reportable segment. The $362 million impairment charge incurred in Fiscal 2007 reflects the impairment of goodwill associated with our U.S. Home and Garden Business and our North America reporting unit, which is now included as part of our Global Batteries & Personal Care reportable segment, coupled with an impairment of trade name intangible assets primarily associated with our Global Batteries & Personal Care business segment. Future cash expenditures will not result from these impairment charges. See Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

Interest Expense. Interest expense in Fiscal 2008 decreased to $229 million from $256 million in Fiscal 2007. The decrease in Fiscal 2008 was primarily due to the non recurrence of the write off of debt issuance costs and prepayment premiums related to our debt refinancing in March 2007. See “Liquidity and Capital Resources—Debt Financing Activities” below, as well as, Note 7, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate on losses from continuing operations is approximately 1.2% for Fiscal 2008. Our effective tax rate on income from continuing operations was approximately (11.1)% for Fiscal 2007. The primary drivers of the change in our effective tax rate relate to tax expense recorded for an increase in the valuation allowance associated with our net U.S. deferred tax asset, the tax impact of the impairment charges recorded in Fiscal 2008 and Fiscal 2007 related to non-deductible goodwill and to changes in the mix of our taxable income between U.S. and foreign sources.

As of September 30, 2008, we have U.S. federal and state net operating loss carryforwards of approximately $1,009 and $1,832 million, respectively, which will expire between 2009 and 2028, and we have foreign net operating loss carryforwards of approximately $142 million, which will expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2007 we had U.S. federal, foreign and state net operating loss carryforwards of approximately $763, $117 and $1,141 million, respectively, which, at that time, were scheduled to expire between 2008 and 2027. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a portion of these net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we recorded a non-cash deferred income tax charge of approximately $257 million related to a valuation allowance against U.S. net deferred tax assets during Fiscal 2008. In addition, we recorded a non-cash deferred income tax charge of approximately $3.6 million in the third quarter of Fiscal 2008 related to an increase in the valuation allowance against our net deferred tax assets in China in connection with the Ningbo Exit Plan. We also determined that a valuation allowance was no longer required in Brazil and thus recorded a $30.9 million benefit in the third quarter of Fiscal 2008 to reverse the valuation allowance previously established. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, is approximately $496 million at September 30, 2008. Of this amount, approximately $468 million relates to U.S. net deferred tax assets and approximately $28 million relates to foreign net deferred tax assets.

SFAS 142 requires companies to test goodwill and indefinite-lived assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2008 and 2007, the Company recorded non-cash pretax impairment charges of approximately $867 million and $362 million, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of approximately $145 million and $77 million respectively, because a significant portion of the impaired assets are not deductible for tax purposes . See “Goodwill and Intangibles Impairment” above, as well as Note 2(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted the provision of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, we recognized no cumulative effect adjustment. As of October 1, 2007 and September 30, 2008 we had approximately $8 million and $7 million of unrecognized tax benefits, respectively, of which approximately $5 million, for both October 1, 2007 and September 30, 2008, would affect our effective tax rate if recognized and approximately $3 million and $2 million, respectively, of which would result in a reduction in goodwill if recognized. The change from October 1, 2007 to September 30, 2008 is primarily a result of the accrual of additional interest and penalties and the settlement of a tax examination in Germany. See Note 10, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the settlement of the tax examination in Germany.

Discontinued Operations. On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our received proceeds by approximately $1 million. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit.

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2008 and Fiscal 2007, respectively:

	2008(A)	2007
Net sales	$4.7	$88.7

Loss from discontinued operations before income taxes	$(1.9)	$(46.3)
Provision for income tax benefit	(0.7)	(6.3)

Loss from discontinued operations, net of tax	$(1.2)	$(40.0)

(A)	Fiscal 2008 represents results from discontinued operations from October 1, 2007 through November 1, 2007, the date of sale. Included in the Fiscal 2008 loss is a loss on disposal of $1.1 million, net of tax benefit.

In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, we recorded a non-cash pretax charge of $45 million in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian Home and Garden Business in order to reflect the estimated fair value of this business.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Highlights of consolidated operating results

During Fiscal 2007 and Fiscal 2006, we have presented the Canadian division of our Home and Garden Business as discontinued operations. The Canadian division of our Home and Garden Business was sold on November 1, 2007. See Note 11, Discontinued Operations of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the sale of the Canadian division of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding Fiscal 2007 and Fiscal 2006 only reflect results from our continuing operations.

Net Sales. Net sales for Fiscal 2007 increased to $2,565 million from $2,462 million in Fiscal 2006, a 4.2% increase. The following table details the principal components of the change in net sales from Fiscal 2006 to Fisca1 2007 (in millions):

Net Sales
Fiscal 2006 Net Sales	$2,462
Increase in Pet supplies sales	11
Increase in Global Batteries & Personal Care Remington branded product sales	37
Increase in Household Insect Control product sales	11
Decrease in Global Batteries & Personal Care alkaline battery sales	(17)
Decrease in Lawn and Garden product sales	(8)
Foreign currency impact, net	66
Other, net	3

Fiscal 2007 Net Sales	$2,565

Consolidated net sales by product line for Fiscal 2007 and 2006 are as follows (in millions):

	Fiscal Year
	2007	2006
Product line net sales
Consumer batteries	$882	$861
Pet supplies	563	543
Lawn and garden products	408	416
Electric shaving and grooming products	268	252
Electric personal care products	187	151
Household insect control products	162	151
Portable lighting products	95	88

Total net sales to external customers	$2,565	$2,462

Global consumer battery sales increased $21 million, or 2%, primarily driven by a favorable foreign exchange impact of $37 million coupled with growth in Latin America due to favorable pricing, volume growth and product mix. This increase was tempered by declines in alkaline battery sales in North America, as a result of lost distribution, coupled with declines in alkaline battery sales in Europe which were driven by (i) the continued shift in distribution channels from electronic specialty and photo stores to deep discount and food retail channels and (ii) the continued shift in product mix due to consumer preferences for lower-priced private label batteries. Both issues are more fully discussed in “Segment Results” below. Sales of portable lighting products in Fiscal 2007 increased $7 million, or 8%, driven by new product launches. The increase in electric shaving and grooming sales of $16 million, or 6%, is primarily attributable to distribution expansion in our Latin America and European markets. The strong increase in electric personal care sales of $36 million, or 24%, was due to our increased market share. We experienced double digit percentage growth in electric personal care sales in all geographic regions. The $20 million, or 4%, increase in pet supplies sales was primarily due to growth in companion animal sales, driven by our Dingo brand, coupled with the introduction of companion animal products to the European market.

Sales of lawn and garden products during Fiscal 2007 versus Fiscal 2006 decreased $8 million, or 2%, primarily due to growing media volume shortfalls. Household insect control sales for Fiscal 2007 versus Fiscal 2006 increased by $11 million, or 7%, driven by expanded distribution in insect repellants.

Gross Profit. Gross profit for Fiscal 2007 was $934 million versus $932 million for Fiscal 2006. Our gross profit margin for Fiscal 2007 decreased to 36.4% from 37.9% in Fiscal 2006. Higher zinc prices, a key raw material in the production of our batteries, reduced Fiscal 2007 gross profit by approximately $13 million, net of our hedges. Furthermore, Fiscal 2007 included unfavorable manufacturing variances of approximately $26 million within the Home and Garden Business when compared to Fiscal 2006. Included in Fiscal 2007 and Fiscal 2006 were restructuring and related charges of approximately $31 million, and $21 million, respectively. These restructuring and related charges were associated with the various cost cutting initiatives in connection with our global realignment announced in January 2007, ongoing integration activities of our Global Pet Supplies, which are substantially complete, and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges. Higher battery pricing in North America and Latin America contributed positively to gross profit margin but was off-set by higher commodity costs.

Operating Expense. Operating expenses for Fiscal 2007 totaled $1,179 million versus $1,216 million for Fiscal 2006. This $37 million decrease in operating expenses for Fiscal 2007 versus Fiscal 2006 was primarily driven by a decrease of $71 million in impairment charges. Impairment charges in Fiscal 2007 were $362 million versus $433 million in Fiscal 2006. In both Fiscal 2007 and Fiscal 2006 the impairment charges were non-cash charges and related to the write down of the carrying value of goodwill and indefinite-lived intangible assets to fair value in accordance with SFAS 142. See “Goodwill and Intangibles Impairment” below, as well as Note 2(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges. Off-setting the decrease in impairment charges were (i) increases in advertising and marketing expenses in Fiscal 2007 of approximately $8 million to support our new Remington, Rayovac and VARTA marketing campaigns, (ii) increases in restructuring and related charges of approximately $33 million, rising to $67 million in Fiscal 2007 from $34 million in Fiscal 2006 and (iii) increases resulting from the write off of professional fees during Fiscal 2007, which totaled approximately $4 million and are included in general and administrative expense, in connection with the write off of professional fees incurred in connection with the termination of the potential sale of the Home and Garden Business. The restructuring and related charges incurred in Fiscal 2007 were primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007, ongoing integration of our Global Pet Supplies, ongoing integration of our Home and Garden Business and rationalization of our Global Batteries & Personal Care European and Latin America manufacturing support, sales and marketing organizations. The restructuring and related charges incurred in Fiscal 2006 were primarily attributable to the ongoing integration of our Global Pet Supplies, ongoing integration of our Home and Garden Business and rationalization of our Global Batteries & Personal Care European manufacturing, support, sales and marketing organization. See “Restructuring and Related Charges” below, as well as Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Loss. An operating loss of approximately $245 million was recognized in Fiscal 2007 compared to an operating loss in Fiscal 2006 of $284 million. The Fiscal 2007 operating loss is directly attributable to the impact of the previously discussed non-cash impairment charge of $362 million, coupled with restructuring and related charges of $98 million. The Fiscal 2006 operating loss is directly attributable to the previously discussed non-cash impairment charge of approximately $433 million coupled with restructuring and related charges of $55 million.

Segment Results. As discussed above in Item 1, Business, beginning in Fiscal 2007, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) Home and Garden Business. The presentation of all historical segment reporting herein has been reclassified to conform to this segment reporting.

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of our operating segments discussed above, in Fiscal 2007 expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expense, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expense have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for Fiscal 2006 have been reclassified to conform to the changes described above.

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

Global Batteries & Personal Care

	2007	2006
	(in millions)
Net sales to external customers	$1,431	$1,352
Segment profit	$144	$117
Segment profit as a % of net sales	10.0%	8.7%
Assets as of September 30,	$1,377	$1,612

Segment net sales to external customers in Fiscal 2007 increased $79 million to $1,431 million from $1,352 million during Fiscal 2006, representing a 6% increase. Favorable foreign currency exchange translation impacted net sales in Fiscal 2007 by approximately $58 million. Battery sales for Fiscal 2007 were slightly up to $882 million when compared to Fiscal 2006 sales of $861 million, principally due to increases in Latin America of $24 million, which were driven by favorable pricing, volume growth and product mix. These increases were tempered by declines in North America sales of $8 million associated with lost distribution as well as in Europe of $25 million driven by (i) our continued exit from the low margin private label battery businesses, (ii) the continued shift in European distribution channels from electronic specialty stores and photo stores to discount channels and (iii) the continued shift in product mix due to consumer preferences for lower-priced private label batteries. Net sales of electric shaving and grooming products in Fiscal 2007 increased by $16 million, or 6%, as the result of the growth in our Latin America and European markets. Electric personal care sales increased by $36 million, an increase of 24% over Fiscal 2006, driven by our expanded global distribution in conjunction with our investments in brand development. Net sales of portable lighting products for Fiscal 2007 increased to $95 million as compared to sales of $88 million for Fiscal 2006. The sales increase was driven by new product launches and occurred in all geographic regions.

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

Segment assets at September 30, 2007 decreased to $1,377 million from $1,612 million at September 30, 2006. The decrease is primarily attributable to the non-cash impairment of goodwill and certain trade name intangible assets in Fiscal 2007. See “Goodwill and Intangibles Impairment” below as well as Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Batteries & Personal Care. Goodwill and intangible assets at September 30, 2007 total approximately $530 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products and Microlite acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court

ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2007, these amounts totaled approximately $33 million and are included in Other long-term liabilities in the Consolidated Balance Sheets included in this Annual Report on Form 10-K.

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

Home and Garden

	2007	2006
	(in millions)
Net sales to external customers	$570	$568
Segment profit	$47	$55
Segment profit as a % of net sales	8.2%	9.7%
Assets as of September 30,	$548	$692

Segment net sales to external customers in Fiscal 2007 increased to $570 million from $568 million in Fiscal 2006, representing an increase of $2 million. Lawn and garden product net sales decreased $8 million, or 2%, when compared to Fiscal 2006. The decrease in net sales is primarily due to volume shortfalls in growing media. Net sales for Household insect controls increased $11 million, or 7%, when compared to Fiscal 2006. The increase in net sales was driven by expanded distribution in insect repellants.

Segment profitability in Fiscal 2007 decreased to $47 million from $55 million in Fiscal 2006. Segment profitability as a percentage of sales in Fiscal 2007 decreased to 8.2% from 9.7% in the same period last year. The decrease in segment profit for Fiscal 2007 was primarily due to unfavorable manufacturing variances associated with the lawn and garden business, offset by no depreciation and amortization expense being recorded in Fiscal 2007 while depreciation and amortization expense of $15 million was recorded during Fiscal 2006. From October 1, 2006 through September 30, 2007, the U.S. division of our Home and Garden Business was designated as discontinued operations. In accordance with generally excepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. During Fiscal 2006 there was depreciation and amortization of approximately $15 million since the U.S. division of our Home and Garden Business was classified as a continuing operation.

Segment assets as of September 30, 2007 decreased to $548 million from $692 million at September 30, 2006. The decrease is primarily attributable to the non-cash impairment of goodwill in Fiscal 2007. See “Goodwill and Intangibles Impairment” below as well as Note 2(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Home and Garden. Goodwill and intangible assets as of September 30, 2007 total approximately $374 million and primarily relate to the acquisition of United.

Corporate Expense. Our corporate expense in Fiscal 2007 increased to $47 million from $41 million in Fiscal 2006. The increase in expense for Fiscal 2007 is due to professional fees incurred in connection with our strategic decision to dispose of the Home and Garden Business, increased management incentive compensation expense accruals related to the achievement of current year bonus targets and increased compensation expense related to certain global long-term incentive plans. No such accruals for management incentive compensation expense were included in corporate expense in Fiscal 2006 as performance measures were not achieved. These increases in Fiscal 2007 were somewhat offset by savings associated with the global realignment announced in January 2007 and a curtailment gain of approximately $2 million related to the termination of a U.S. post-retirement benefit plan. Our corporate expense as a percentage of net sales in Fiscal 2007 increased to 1.8% from 1.7% in Fiscal 2006.

Restructuring and Related Charges. See Note 16, Restructuring and Related Charges of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in 2007 and 2006 (in millions):

	2007	2006
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$—	$0.3
Other associated costs	0.5	—
United & Tetra integration:
Termination benefits	0.2	5.4
Other associated costs	13.0	0.4
European initiatives:
Termination benefits	7.5	15.0
Other associated costs	0.3	—
Latin America initiatives:
Termination benefits	0.7	—
Other associated costs	9.8	—
Global Realignment initiatives:
Termination benefits	(0.7)	—

Total included in cost of goods sold	$31.3	$21.1

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$1.1	$23.9
Other associated costs	12.8	1.8
European initiatives:
Termination benefits	(1.3)	7.9
Latin America initiatives:
Termination benefits	0.4	—
Other associated costs	—	—
Global Realignment:
Termination benefits	48.7	—
Other associated costs	5.0	—

Total included in operating expenses	$66.7	$33.6

Total restructuring and related charges	$98.0	$54.7

During Fiscal 2005, we announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. We recorded $1 million of pretax restructuring and related charges during the Fiscal 2007, and de minimis pretax restructuring and related charges in Fiscal 2006, in connection with this closure. The costs associated with the initiative are complete and totaled approximately $11 million.

In connection with the acquisitions of United and Tetra in Fiscal 2005, we implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into our operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities at our Global Pet Supplies business. In addition, certain corporate functions were shifted to our global headquarters in Atlanta, Georgia. Effective October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded $5 million and $20 million of restructuring and related charges in Fiscal 2007 and Fiscal 2006, respectively, in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $31 million since the inception of this initiative.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $22 million and $9 million of pretax restructuring and related charges during Fiscal 2007 and Fiscal 2006, respectively, primarily in connection with our integration activities within Global Pet Supplies. We have recorded pretax restructuring and related charges of approximately $35 million since the inception of the integration activities within Global Pet Supplies.

In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring Europe’s sales, marketing and support functions. We recorded approximately $7 million and $21 million of pretax restructuring and related charges during Fiscal 2007 and Fiscal 2006, respectively, in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded approximately $11 million of pretax restructuring and related charges during Fiscal 2007 in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 13, Segment Results, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion on the realignment of our operating segments. In connection with the Global Realignment Initiatives, we recorded approximately $53 million of pretax restructuring and related charges during Fiscal 2007 in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $85 million.

Goodwill and Intangibles Impairment. SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2007 and 2006, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $362 million and $433 million in Fiscal 2007 and 2006, respectively. The $362 million impairment charge incurred in Fiscal 2007 reflects goodwill associated with our U.S. Home and Garden Business and our North America reporting unit, which is included as part of our Global Batteries & Personal Care reportable segment, coupled with an impairment of trade name intangible assets primarily associated with our Global Batteries & Personal Care business segment.

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

Interest Expense. Interest expense in Fiscal 2007 increased to $256 million from $176 million in Fiscal 2006. The increase was partly due to the write-off of debt issuance costs of $25 million and prepayment penalties of $12 million. These charges were incurred in connection with the refinancing of our previously existing senior credit facilities and the exchange of our 8 1/2% Senior Subordinated Notes due 2013 for the New Notes, pursuant to the terms of an exchange offer, both of which occurred on March 30, 2007 described below in “Debt Financing Activities.” In addition, interest expense in Fiscal 2007 was higher due to higher interest rates and higher average debt balances. See Note 7, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the refinancing and the Exchange Offer.

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

Income Taxes. Our effective tax rate on losses from continuing operations is approximately (11.1%) for Fiscal 2007. Our effective tax rate on income from continuing operations was approximately 6% for Fiscal 2006. The primary drivers of the change in our effective tax rate consist of additional tax expense recorded related to an increase in the valuation allowance associated with our U.S. deferred tax assets and the tax impact of the impairment charges recorded in Fiscal 2007 for certain non-deductible goodwill.

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

SFAS 142 requires companies to test goodwill and indefinite-lived assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2007 and 2006, the Company recorded non-cash pretax impairment charges of approximately $362 million and $433 million, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was limited to a deferred tax benefit of approximately $77 million and $43 million respectively, because a significant portion of the impaired assets are not deductible for tax purposes. See “Goodwill and Intangibles Impairment” above, as well as Note 2(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges.

Discontinued Operations. On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our proceeds received by approximately $1 million. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit.

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2007 and Fiscal 2006, respectively:

	2007	2006
Net sales	$88.7	$89.5

Loss from discontinued operations before income taxes	$(46.3)	$(0.4)
Provision for income tax benefit	(6.3)	(0.1)

Loss from discontinued operations, net of tax	$(40.0)	$(0.3)

In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, we recorded a non-cash pretax charge of $45 million in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian Home and Garden Business in order to reflect the estimated fair value of this business.

On January 25, 2006, we sold Nu-Gro Pro and Tech to Agrium Inc. As part of the transaction, we signed strategic multi-year reciprocal supply agreements with Agrium. Proceeds from the sale totaled approximately $83 million after selling expenses and contractual working capital adjustments which were finalized on October 30, 2006. Proceeds from the sale were used to reduce outstanding debt.

Effective October 1, 2005, we reflected the operations of Nu-Gro Pro and Tech as discontinued operations. The Company discontinued these operations as part of the United integration initiatives. See Note 16, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual

Report on Form 10-K, for additional discussion of United integration initiatives. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for Fiscal 2006 (in millions):

2006(A)
Net sales	$16.3

Loss from discontinued operations before income taxes	$(6.4)
Provision for income tax benefit	(0.9)

Loss from discontinued operations (including loss on disposal of $3.9 in Fiscal 2006), net of tax	$(5.5)

(A)	Represents results for the discontinued operations for October 1, 2005 through January 2006.

Liquidity and Capital Resources

Operating Activities. Net cash used by operating activities was $10 million during Fiscal 2008 as compared to $33 million used in Fiscal 2007. This change is primarily due to an $11 million decrease in income from continuing operations when adjusted for non-cash items. In addition, unfavorable changes in operating assets and liabilities decreased operating cash flow by $23 million in Fiscal 2008 as compared to Fiscal 2007. This is primarily due to a decrease in accounts payable and other liabilities during Fiscal 2008 tempered by decreases in accounts receivable, inventory and prepaid assets. Net cash used by operating activities of discontinued operations was de minimis in Fiscal 2008 as compared to $10 million in Fiscal 2007.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2009 and other requirements through a combination of cash on hand and cash flows from operations and available borrowings under our ABL Facility. Going forward our ability to satisfy financial and other covenants in our senior credit agreements and senior subordinated indentures and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our businesses will generate sufficient cash flows from operations or that future borrowings under the ABL Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. In addition, the current economic crisis could have a further negative impact on our financial position, results of operations or cash flows. See Part I, Item 1A, “Risk Factors” for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

We are also continuing to explore, with the help of our financial advisors, a wide variety of possible options to reduce or restructure our significant outstanding indebtedness. However, there can be no assurance that we will be able to successfully implement any such option. See Part I, Item 1A, “Risk Factors” for further discussion of the risks associated with our implementing potential strategies.

While we have undertaken various cost reduction initiatives designed to strengthen our market position and improve our financial performance, some of these initiatives will require time before the intended benefits can be realized, and, given current adverse economic conditions and the rapidly changing retail landscape, it is difficult to predict what their possible financial impact ultimately will be.

If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake significant restructuring measures; which could include further reducing the size of our workforce, seeking additional capital or pursuing other alternatives to restructure or refinance our indebtedness, all of which could substantially affect our business, financial condition and results of operations.

Investing Activities. Net cash used by investing activities was $6 million for Fiscal 2008. For Fiscal 2007 investing activities used cash of $23 million. The $17 million decrease was primarily due to the proceeds received in connection with the November 2007 sale of the Canadian division of the Home and Garden Business of approximately $15 million. Capital expenditures for continuing operations were $22 million during Fiscal 2008 in comparison with $24 million during Fiscal 2007.

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

On September 28, 2007, as provided for in the Senior Credit Agreement, we entered into a $225 million U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from our operations and available cash from prior borrowings under our Senior Credit Agreement in connection with the above-referenced refinancing. We may increase the existing $225 million commitment under the ABL Facility up to $300 million upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Credit Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As of September 30, 2008, we had aggregate borrowing availability of approximately $108 million, net of lender reserves of $32 million and outstanding letters of credit of $5 million, under the ABL Facility. As of September 30, 2007, we had aggregate borrowing availability of approximately $171 million, net of lenders reserves of $32 million, under the ABL Facility. References to “Senior Credit Facilities” in this Annual Report on Form 10-K, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During Fiscal 2008, we repaid $29 million of term loan indebtedness under our Senior Credit Agreement with borrowings under the ABL Facility and net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 11, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the sale of the Canadian division of the Home and Garden Business.

At September 30, 2008, the aggregate amount outstanding under our Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,479 million, including principal amounts of $976 million under the U.S. Dollar Term B Loan, €256 million under the Euro Facility (USD $369 million at September 30, 2008) and $85 million under the ABL Facility, including $5 million in letters of credit. Letters of credit outstanding under the L/C Facility totaled $48 million at September 30, 2008.

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

As of September 30, 2008, we were in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

Senior Subordinated Notes

At September 30, 2008, we had outstanding principal of $700 million under our 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $3 million under our 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347 million under our Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of September 30, 2008, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 12%.

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

As of September 30, 2008, we were in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. We, however, are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under each of the indentures being below 2:1, due to significant restructuring charges and reduced business performance. Until the test is satisfied, we and certain of our subsidiaries are limited in our ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect our inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing businesses, although no assurance can be given in this regard.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $44 million in the aggregate under our Variable Rate Toggle Senior Subordinated Notes due 2013, approximately $0.2 million in the aggregate under our 8 1/2% Senior Subordinated Notes due 2013 and approximately $52 million in the aggregate under our 7 3/8% Senior Subordinated Notes due 2015. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Facility if cash were not otherwise available for such payments. Interest on the Senior Subordinated Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the Variable Rate Toggle Senior Subordinated Notes due 2013 may be paid by increasing the aggregate principal amount due under the subject notes, subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of September 30, 2008, we estimate annual interest payments of approximately $106 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities and the L/C Facility. Such fees include a quarterly commitment fee of 0.375% on the unused portion of the ABL Facility, certain additional fees with respect to the letter of credit subfacility under the ABL Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities. During Fiscal 2008, we granted approximately 0.4 million shares of restricted stock. Of these grants, approximately 0.2 million shares are time-based and vest on a pro rata basis over a three year period and 0.2 million shares are performance-based and vest upon achievement of certain performance goals. All vesting dates are subject to the recipient’s continued employment with us. The total market value of the restricted shares on the date of grant was approximately $2.2 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

If we are not able to maintain our listing with the NYSE, it may be difficult to issue additional securities for financing or other purposes in future periods.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Balance Sheets included in this Annual Report on Form 10-K, such as pension obligations. See Note 12, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
Debt:
Debt, excluding capital lease obligations	$48	$14	$93	$14	$1,291	$1,050	$2,510
Capital lease obligations(1)	2	1	1	1	1	13	19

	50	15	94	15	1,292	1,063	2,529
Operating lease obligations	34	32	28	27	22	73	216

Total Contractual Obligations	$84	$47	$122	$42	$1,314	$1,136	$2,745

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Balance Sheets included in this Annual Report on Form 10-K.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2008, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2009	2010	2011	2012	2013	Thereafter	Total
Letters of credit	$53	$—	$—	$—	$—	$—	$53

Total Other Commercial Commitments	$53	$—	$—	$—	$—	$—	$53

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

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2008 and 2007, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $867 million and $362 million in Fiscal 2008 and 2007, respectively. The $867 million impairment charge incurred in Fiscal 2008 reflects impaired goodwill of $602 million and impaired trade name intangible assets of $265 million. The $602 million of impaired goodwill consisted of the following: (i) $426 million associated with our Global Pet Supplies reportable segment; (ii) $160 million associated with our Home and Garden Business; and (iii) $16 million related to our Global Batteries & Personal Care reportable segment as a result of the Ningbo Exit Plan. The $265 million of impaired trade name intangible assets consisted of the following: (i) $86 million related to our Global Batteries & Personal Care reportable segment; (ii) $98 million related to Global Pet Supplies; and (iii) $81 million related to our Home and Garden Business. The $362 million impairment charge incurred in Fiscal 2007 reflects $214 million of goodwill associated with our North America reporting unit, which is now part of our Global Batteries & Personal Care reportable segment, a goodwill impairment of $124 million within the U.S. Home and Garden Business and an impairment of trade name intangible assets of $34 million, primarily associated with our Global Batteries & Personal Care reportable segment. Future cash expenditures will not result from these impairment charges.

We used a discounted estimated future cash flows methodology, third party valuations and negotiated sales prices to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested fair value for reasonableness by comparison to the total market capitalization of the Company, which includes both our equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. In light of a sustained decline in market capitalization coupled with the decline of the fair value of our debt securities, we also considered these factors in the Fiscal 2008 annual impairment testing.

In accordance with SFAS 109, we establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, by individual tax jurisdictions. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with SFAS 109, during each reporting period we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, during Fiscal 2008 and Fiscal 2007 we recorded a non-cash deferred income tax charge of approximately $200 million and $245 million, respectively, related to increasing the valuation allowance against our net deferred tax assets.

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

Our trade receivables subject us to credit risk which is evaluated based on changing economic, political and specific customer conditions. We assess these risks and make provisions for collectibility based on our best estimate of the risks presented and information available at the date of the financial statements. The use of different assumptions may change our estimate of collectibility. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our credit terms generally range between 30 and 90 days from invoice date, depending upon the evaluation of the customer’s financial condition and history. We monitor our customers’ credit and financial condition in order to assess whether the economic conditions have changed and adjust our credit policies with respect to any individual customer as we determine appropriate. These adjustments may include, but are not limited to, restricting shipments to customers, reducing credit limits, shortening credit terms, requiring cash payments in advance of shipment or securing credit insurance.

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

Pensions

Our accounting for pension benefits is primarily based on discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, for both Fiscal 2008 and 2007, we used discount rates of 5.0 to 7.0% in Fiscal 2008 and 4.5% to 6.25% in Fiscal 2007. In adjusting the discount rates from Fiscal 2007 to 2008, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used is reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 4.5% to 8.0% in both Fiscal 2008 and Fiscal 2007. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability will increase, ultimately increasing future pension expense.

Effective September 30, 2007, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“SFAS 158”). The recognition and disclosure provisions of this statement require recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and recognition of changes in that funded status in Accumulated Other Comprehensive Income in the year in which the adoption occurs. We measure plan assets and obligations of our domestic pension plans as of June 30 each year and either June 30 or September 30 each year for our foreign pension plans and our other domestic postretirement plans. The measurement date provisions of SFAS 158, which will become effective for us in our fiscal year ended September 30, 2009 (“Fiscal 2009”), will require us to measure all of our defined benefit pension and postretirement plan assets and obligations as of September 30 which is our fiscal year end.

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

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We do not believe that adopting SFAS 161 will have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”) which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years beginning after November 15, 2007, with earlier adoption permitted. No entity is permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. We are currently evaluating the impact that SFAS 159 will have on our financial condition, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for future business combinations after adoption. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141(R) will have on our financial position, results of operations or cash flows.

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

Foreign Exchange Risk

We are subject to risk from sales and loans to and from our subsidiaries as well as sales to, purchases from and bank lines of credit with, third-party customers, suppliers and creditors, respectively, denominated in foreign currencies. Foreign currency sales and purchases are made primarily in Euro, Pounds Sterling, Canadian Dollars, Australian Dollars and Brazilian Reals. We manage our foreign exchange exposure from anticipated sales, accounts receivable, intercompany loans, firm purchase commitments, accounts payable and credit obligations through the use of naturally occurring offsetting positions (borrowing in local currency), forward foreign exchange contracts, foreign exchange rate swaps and foreign exchange options. The related amounts payable to, or receivable from, the contract counter-parties are included in accounts payable or accounts receivable.

Commodity Price Risk

We are exposed to fluctuations in market prices for purchases of zinc, urea and di-ammonium phosphates used in the manufacturing process. We use commodity swaps and calls to manage such risk. The maturity of, and the quantities covered by, the contracts are closely correlated to our anticipated purchases of the commodities. The cost of calls are amortized over the life of the contracts and are recorded in cost of goods sold, along with the effects of the swap and call contracts. The related amounts payable to, or receivable from, the counter-parties are included in accounts payable or accounts receivable.

Sensitivity Analysis

The analysis below is hypothetical and should not be considered a projection of future risks. Earnings projections are before tax.

As of September 30, 2008, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $4.0 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $10.3 million. The same hypothetical shift in interest rates as of September 30, 2007 would have resulted in a loss of $8.3 million in the fair value of outstanding interest rate derivative instruments, and the net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the shift in interest rates, would have been a net gain of $5.3 million.

As of September 30, 2008, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $25.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $5.0 million. The same hypothetical shift in exchange rates as of September 30, 2007 would have resulted in a loss of $30.0 million in the fair value of outstanding foreign exchange derivative instruments, and the net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would have been a net gain of $.8 million.

As of September 30, 2008, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $4.7 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $3.5 million. The same hypothetical shift in commodity prices as of September 30, 2007 would have resulted in a loss of $6.2 million in the fair value of outstanding commodity price derivative instruments, and the net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would have been a net gain of $2.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K on pages 122 through 183, inclusive and is incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of September 30, 2008, its internal control over financial reporting is effective based on these criteria. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

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

Amendment and Restatement of the Company’s By-Laws

On December 8, 2008, the Board of Directors of the Company further amended and restated the Company’s Amended and Restated By-Laws (as further amended and restated, the “Revised By-Laws”). The Revised By-Laws include the following changes:

The Board of Directors revised Article II of the Amended and Restated By-Laws to modify the advance notice procedures for nominating directors or bringing other business before shareholder meetings and to expand the disclosure requirements for shareholders making such proposals to include, among other things, disclosure of all ownership interests and derivative interests of such shareholder, any related beneficial owners and any other person acting in concert with such shareholder or any such beneficial owner. Under the Revised By-Laws, generally, notice must be provided by a shareholder with respect to an annual shareholders’ meeting between 90 and 120 days prior to the anniversary of the preceding year’s annual shareholders’ meeting or, in the event of a special meeting or the annual meeting is called for a date not within 25 days before or after such anniversary date, on the 10th day following the earlier of the date (1) on which notice of the meeting is first mailed to such shareholder or (2) public announcement of the date of such meeting is first made by the Company. In addition, the Revised By-Laws provide that a shareholder providing notice of a director nomination or proposed business at a shareholder meeting must not only be a shareholder at the time of giving the notice but also at the time of the meeting.

In accordance with the requirements of the Revised By-Laws, any shareholder proposing to nominate a candidate for election as a director at the 2009 Annual Meeting of Shareholders, or who proposes to present other business to be considered at the 2009 Annual Meeting of Shareholders, must do so in accordance with the requirements of the advance notice provisions in the Revised By-Laws in each case other than proposals governed by Rule 14a-8 of the federal proxy rules (which provides its own procedural requirements).

The Board of Directors also amended the Amended and Restated By-Laws to make certain other clarifying changes and changes conforming to Wisconsin Business Corporation Law.

The preceding description of the changes is qualified in its entirety by reference to the Revised By-Laws a copy of which is attached hereto as Exhibit 3.2 and is incorporated by reference in this Annual Report on Form 10-K.

Yoder Separation Agreement

On October 10, 2008, the Company filed a Current Report on Form 8-K with the SEC (the “8-K”) disclosing that Amy Yoder voluntarily resigned from her position as President, United Industries, the president of the Company’s Home & Garden Business. The Company inadvertently disclosed in the 8-K that Ms. Yoder entered into a separation agreement dated October 9, 2008. The separation agreement was dated October 8, 2008. The reference in the 8-K to the date of the separation agreement should be corrected to read October 8, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position with the Company of each of our executive officers and directors as of December 8, 2008:

Name	Age	Position
Kent J. Hussey	62	Chief Executive Officer and Director
Anthony L. Genito	52	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
David R. Lumley	54	Co-Chief Operating Officer and President, Global Batteries and Personal Care
John A. Heil	56	Co-Chief Operating Officer and President, Global Pet Supplies
John D. Bowlin	58	Chairman of the Board
William P. Carmichael	65	Director
John S. Lupo	62	Director
Thomas R. Shepherd	78	Director
Barbara S. Thomas	59	Director

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

Mr. Lumley was appointed our Co-Chief Operating Officer and President, Global Batteries and Personal Care in January 2007, and in October 2008 his area of responsibility was expanded to include our Home and Garden Business. Prior to that time, he had served as our President, North America from the time he joined the Company in January 2006. Mr. Lumley joined the Company from his position as President, Rubbermaid Home Products North America, which he had held since January 2004. Prior to his position at Rubbermaid, Mr. Lumley had been president and Chief Executive Officer of EAS, a leading sports nutrition company, since 2001. His background includes more than 25 years experience in the consumer products industry, including having served as President of Brunswick Bicycles, President of OMC International, Senior Vice President, Sales and Marketing at Outboard Marine Corporation, and in a variety of leadership positions with Wilson Sporting Goods and other companies.

Mr. Heil was appointed our Co-Chief Operating Officer and President, Global Pet Supplies in January 2007. He served as our President, Global Pet, from October 1, 2005 until January 2007. Prior to that time he had served as our President, United Pet Group division of United, since April 2005, shortly after our acquisition of United in February 2005. Mr. Heil served as President and Chief Executive Officer of United Pet Group division of United since United acquired United Pet Group in June 2004. Mr. Heil joined United Pet Group as Chairman and CEO in June 2000. Prior to that time, he spent twenty-five years with the H.J. Heinz Company in various executive management positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet and Executive Vice President of StarKist Seafood. Mr. Heil also serves as a director and member of the audit committee of VCA Antech, Inc. and a director and member of the Compensation Committee of Tempur-Pedic International, Inc.

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

Mr. Carmichael has served as one of our directors since August 2002. From 1999 to 2001, he served as Senior Managing Director of the Succession Fund, a company that provides strategic financial and tax consulting to closely held private companies. He also served as Senior Vice President of Sara Lee Corporation from 1991 to 1993. He served as a Vice President of Beatrice Foods Company from 1985 to 1990 and as Beatrice Foods Company’s Chief Financial Officer from 1987 to 1990. Prior to that time, he served as Vice President of E-II Holdings from 1987 to 1988 and Vice President of Esmark, Inc. from 1976 to 1984. Mr. Carmichael is a director of Cobra Electronics Corporation (“Cobra”), The Finish Line, Inc. and Simmons Bedding Company. He also serves on the audit committees of each of these companies and the finance committee and governance and nominating committee of Cobra. He also serves as Chairman and a Trustee of Columbia Funds Series Trust, Columbia Funds Master Investment Trust, Columbia Funds Variable Insurance Trust I and Banc of America Funds Trust. He is the chairperson of our Audit Committee and serves on our Compensation Committee.

Mr. Lupo has served as one of our directors since July 1998. From February 2000 until September 2008, Mr. Lupo was a principal in the consulting firm Renaissance Partners, LLC. From October 1998 until November 1999, he served as Executive Vice President for Sales and Marketing for Bassett Furniture Industries, Inc. From April 1998 to October 1998, he served as a consultant in the consumer products industry. From August 1996 to April 1998, Mr. Lupo served as Senior Vice President and Chief Operating Officer for the international division of Wal-Mart Stores, Inc. From October 1990 to August 1996, he served as Senior Vice President—General Merchandise Manager of Wal-Mart Stores, Inc. He also serves as a director of CitiTrends, Inc. (“CitiTrends”), AB Electrolux and Cobra. Mr. Lupo also serves on the compensation committee and stock option committee of Cobra and on the compensation committee and audit committee of CitiTrends. Mr. Lupo is a member of both our Compensation Committee and our Nominating and Corporate Governance Committee.

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

Ms. Thomas has served as one of our directors since May 2002. She most recently served as Interim Chief Executive Officer of The Ocean Spray Company from November 2002 to April 2003. Previously, she was

President of Warner-Lambert Consumer Healthcare, the over-the-counter pharmaceuticals business of the Warner-Lambert Company, until July 2000. From 1993 to 1997, Ms. Thomas was employed by the Pillsbury Company, serving last as President of Pillsbury Canada Ltd. Prior to joining Pillsbury, she served as Senior Vice President of Marketing for Nabisco Brands, Inc. From 1997 to March 2004, she served as a director of the Dial Corporation. She serves as a director of the Bank of Nova Scotia (“BNS”) and Blue Cross Blue Shield Cos. of Florida (“BC/BS Fla.”). Ms. Thomas also serves on the audit and conduct review committee and the human resources committee of BNS and the audit and finance committees of BC/BS Fla. Ms. Thomas is the Chairperson of our Nominating and Corporate Governance Committee and a member of our Audit Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2008, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except for (1) the inadvertent late reporting by Mr. Genito of the forfeiture of 271 shares of restricted stock of the Company, (2) the inadvertent late reporting by Mr. Hussey of the grant of 100,000 shares of restricted stock of the Company and (3) the inadvertent inclusion of 119,241 shares of stock of the Company in Form 4 filings made by Mr. Hussey after March 4, 2008 that were no longer beneficially owned by Mr. Hussey.

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

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors has reviewed and discussed the following section of this report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Compensation Committee

Thomas R. Shepherd (Chairman)

William P. Carmichael

John S. Lupo

Compensation Discussion and Analysis

The Company’s named executive officers for Fiscal 2008 consist of the following persons:

Named Executive	Position
Kent J. Hussey	Chief Executive Officer
Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
David R. Lumley	Co-Chief Operating Officer and President - Global Batteries and Personal Care
John A. Heil	Co-Chief Operating Officer and President - Global Pet Supplies
Amy J. Yoder	Former President, United Industries

Ms. Yoder was an executive officer through the end of Fiscal 2008, but ceased to be an employee of the Company as of October 8, 2008. When we refer to our current named executive officers we are referring to Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil.

The Company pursues several objectives in determining its executive compensation programs. It seeks to attract and retain highly qualified executives and ensure continuity of senior management for the Company as a whole and for each of the Company’s three business segments to the extent consistent with the overall objectives and circumstances of the Company. It seeks to align the compensation paid to our executives with the overall business strategies of the Company while leaving the flexibility necessary to respond to changing business priorities and circumstances. It also seeks to align the interests of our executives with those of our shareholders and seeks to reward our executives when they perform in a manner that creates value for our shareholders. The Compensation Committee of our Board of Directors (which we will refer to as the “Compensation Committee”) is responsible for developing, adopting, reviewing and maintaining the Company’s executive compensation programs in order to ensure that they continue to benefit the Company. In order to carry out this function, the Compensation Committee:

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

•

Consults with our Chief Executive Officer and other management personnel, including our Vice President of Corporate Human Resources with and without the presence of the Chief Executive Officer, in connection with compensation matters and periodically meets in executive session without management to evaluate management’s input; and

•	Solicits comments and concurrence from other board members regarding its recommendations and actions at the Company’s regularly scheduled board meetings.

The Compensation Committee has designed the Company’s executive compensation programs so that, at target levels of performance and absent guarantees of minimum payout levels given as retention devices (described below under the headings “Management Incentive Plan” and “Long Term Incentive Plan”), a significant portion of the value of each executive’s annual compensation (consisting of salary and incentive plans) is represented by compensation based on the Company’s achievement of performance objectives set by the Compensation Committee. However, in applying these compensation programs to individual circumstances, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee varies by individual, and the Compensation Committee is free to design compensation programs that provide for target-level performance based compensation to be an amount equal to or less than 50% of total annual compensation. For example, for Fiscal 2009, after taking into account certain incentive plan guarantees made for retention purposes as described below under the headings “Management Incentive Plan” and “Long Term Incentive Plan”, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee is as set forth below for each named executive officer who continues to be employed by the Company:

Named Executive	% Performance Based
Kent J. Hussey	22.7%
Anthony L. Genito	16.1%
David R. Lumley	18.9%
John A. Heil	18.9%

The remainder of each executive’s compensation is made up of amounts that do not vary based on performance. For all named executive officers, these non-performance based amounts are set forth in such executive’s employment agreement and such executive’s retention agreement, as described below, subject to review and potential increase or augmentation by the Compensation Committee. These amounts are determined by the Compensation Committee taking into account current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position, including with respect to Mr. Lumley, Mr. Heil and Ms. Yoder the relative sizes of the business segments they manage or managed.

Employment Agreements

The Compensation Committee evaluates from time to time the appropriateness of entering into employment agreements or other written agreements with members of the Company’s management to govern compensation and other aspects of the employment relationship and has generally favored entering into employment agreements with its executive officers. With respect to the named executive officers who continue to be employed by the Company, at the direction of the Compensation Committee the Company has entered into the following employment agreements with our current executive officers: (i) an Amended and Restated Employment Agreement with Mr. Lumley dated January 16, 2007, as amended by that certain Amendment to Amended and Restated Employment Agreement dated as of November 10, 2008; (ii) an Amended and Restated Employment Agreement with Mr. Heil dated January 16, 2007, as amended by that certain Amendment to Amended and Restated Employment Agreement dated as of November 10, 2008; (iii) an Amended and Restated Employment Agreement with Mr. Hussey dated as of April 1, 2005, as amended by that certain Amendment to Amended and Restated Employment Agreement dated as of June 29, 2007 and that certain Second Amendment to Amended and Restated Employment Agreement dated as of June 9, 2008, and (iv) an Employment Agreement dated as of June 9, 2008 with Mr. Genito. As described below under the heading “Termination and Change in Control Provisions”, following the end of Fiscal 2008 the Company entered into a separation agreement with Ms. Yoder terminating her then-existing employment agreement dated as of March 17, 2007, as amended by that certain Amendment to Employment Agreement dated as of June 9, 2008, in connection with the termination of the employment relationship with Ms. Yoder.

The current term of the agreement for Mr. Hussey expires on May 22, 2009, the initial term of the employment agreement for Mr. Genito expires on September 30, 2009 and the initial terms of the employment agreements for each of Mr. Lumley and Mr. Heil expire on September 30, 2010. Each of these agreements provides that upon expiration of the initial term (and any subsequent renewal term), unless earlier terminated in accordance with such agreement, the agreement will automatically renew for an additional one-year period.

Each employment agreement permits the Company to terminate the executive’s employment upon notice in the event of “cause” (as defined in each such agreement), or to terminate such executive’s employment without cause for any reason upon 60 days prior written notice, or upon 30 days notice in the event that the executive is unable to perform his or her duties for a period of at least 6 months by reason of any mental, physical or other disability. Each employment agreement allows the executive to voluntarily terminate his or her employment for any reason upon 60 days prior written notice. Each agreement also terminates immediately upon the death of the executive. In addition, each agreement includes a provision allowing the executive to terminate his or her employment voluntarily in certain circumstances and have such termination be deemed a termination without cause. The agreements with Messrs. Hussey, Genito, Lumley and Heil also provide that if the executive officer resigns upon the occurrence of specified circumstances that would constitute “good reason”, or in the case of Mr. Hussey a “constructive termination” (as each is defined in each such agreement), the executive’s resignation will be treated as a termination by us without cause and entitle the executive to the payments and benefits due with respect to a termination without cause. The amounts and benefits payable to each such executive upon the termination for his or her employment in accordance with their employment agreements are described under the heading “Termination and Change in Control Provisions” beginning on page 96.

Compensation Components

Base Salary

Annual base salary for each of the named executive officers is set forth in the employment agreement with the named executive officer. In determining the annual base salary reflected in each named executive officer’s employment agreement, the Compensation Committee considered current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position, including with respect to Mr. Lumley, Mr. Heil and Ms. Yoder the relative sizes of the business segments they manage or managed. This base salary level is subject to evaluation from time to time by the Compensation Committee to determine whether any increase in the contractual base salary is appropriate. As of the end of Fiscal 2008, the annual base salaries were as set forth below for the named executive officers.

Named Executive	Annual Base Salary at FYE
Kent J. Hussey	$825,000
Anthony L. Genito	$375,000
David R. Lumley	$525,000
John A. Heil	$450,000
Amy J. Yoder	$400,000

Following the completion of Fiscal 2008, the Compensation Committee evaluated Mr. Lumley’s annual base salary in light of the performance of his business unit, the additional responsibilities he has assumed following the departure of Ms. Yoder and his salary level in comparison to lead executives in businesses similarly situated to the business segments for which he is responsible and determined to increase his annual base salary to $600,000. Also following the completion of Fiscal 2008, the Compensation Committee evaluated Mr. Heil’s annual base salary in light of the performance of his business unit, his strong leadership during and after the process leading up to the terminated sale of the Company’s Global Pet Supplies business, the additional responsibilities he has assumed following the departure of Ms. Yoder and his salary level in comparison to lead executives in businesses similarly situated to the business segment for which he is responsible and determined to increase his annual base salary to $500,000.

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

The specific performance targets with respect to each of these performance goals are set by the Compensation Committee based on to the Company’s annual operating plan, as approved by our Board of Directors. Consistent with the Company’s operation of each of its three business segments, Global Batteries and Personal Care, Home and Garden and Global Pet Supplies, as stand alone business segments, the annual operating plan includes performance targets for the Company as a whole as well as for each business segment. In the case of divisional managers within those business segments, divisional level performance targets have also been established.

For Fiscal 2008, the Compensation Committee established adjusted EBITDA and cash flow as the performance goals of the Company, weighted at 50% each, after considering the annual operating plan, the cash requirements imposed by the interest due with respect to the Company’s outstanding indebtedness, the financial condition of the Company and the Company’s publicly stated intention to explore possible strategic alternatives, including the divesting of assets. For purposes of the 2008 MIP, adjusted EBITDA was measured as earnings (defined as operating income (loss) plus other income less other expenses) before interest, taxes, depreciation and amortization and excluding restructuring and other one-time charges. In order to emphasize management’s and the Board of Directors’ intention to minimize restructuring expenditures going forward and ensure that senior management is fully focused on the total cash costs of such expenditures, the Compensation Committee took these factors into account to adjust how cash flow was measured for the 2008 MIP. For the 2008 MIP, cash flow was measured as adjusted EBITDA (as described above) plus or minus changes in current and long term assets and liabilities, less payments for taxes, cash restructuring and interest (defined as the variance between actual and planned interest payments), but excluding proceeds from dispositions and payments for financing fees (if incurred). The Compensation Committee retained the ability to modify the measurement criteria if, in its view, the circumstances so warrant.

For Fiscal 2008 the performance targets for each of Mr. Hussey and Mr. Genito were those established for the Company as a whole. With respect to Mr. Lumley, Mr. Heil and Ms. Yoder, the Fiscal 2008 MIP performance targets were based 80% on the performance targets established for their respective business segments and 20% on the performance targets established for the Company as a whole.

The target MIP award levels achievable by each of the named executive officers (that is to say, the amount achievable if 100% of the applicable performance targets are met) are as set forth in each such named executive officer’s employment agreement, expressed as a percentage of annual base salary. For purposes of the 2008 MIP, the target award percentages for the named executive officers were as follows:

Named Executive	Target as % of Annual Base
Kent J. Hussey	125%
Anthony L. Genito	100%
David R. Lumley	100%
John A. Heil	100%
Amy J. Yoder	100%

It is possible to receive an award amount under the MIP program above or below the target award percentage. The potential 2008 MIP awards for each of our named executive officers, expressed as a percentage of the target award, ranged from 50% for achievement of threshold performance levels established by the Compensation Committee, 100% for performance at the target performance levels, increasing from there up to a maximum payout of 200% of the target award if actual performance had risen to 120% of the target performance levels. As a retention device put in place prior to the time he became Chief Financial Officer, the Compensation Committee guaranteed Mr. Genito that he would receive a 2008 MIP award at least equal to 50% of his target award amount.

In addition, the Compensation Committee retains the flexibility to increase the MIP award amount for individual management personnel on a case by case basis to the extent it deems it appropriate in light of specific performance circumstances.

Pursuant to the separation agreement executed by Ms. Yoder and the Company, she retained the right to receive her 2008 MIP award. That earned portion of Ms. Yoder’s 2008 MIP award was paid in December 2008.

The chart below reflects the 2008 MIP award amounts earned by each of the named executive officers, expressed as a percentage of target award amount, based on the Company’s performance in light of the performance goals established by the Compensation Committee. The dollar amount of the awards for each named executive are set forth in the “Summary Compensation Table” beginning on page 88. These award amounts were paid in November 2008.

Named Executive	MIP Award as % of Target
Kent J. Hussey	142.3%
Anthony L. Genito	142.3%
David R. Lumley	176.5%
John A. Heil	78.9%
Amy J. Yoder	28.5%

For Fiscal 2009, as of the date of this report, the Compensation Committee has not finalized certain aspects of the 2009 MIP, including the performance targets that will result in target payout and the thresholds for and levels of minimum and maximum payouts. Those aspects of the 2009 MIP that have been finalized and approved are described below. As with Fiscal 2008, the Compensation Committee has again established adjusted EBITDA and cash flow as the performance goals of the Company, again weighted at 50% each, after considering the annual operating plan, the cash requirements imposed by the interest due with respect to the Company’s outstanding indebtedness, the financial condition of the Company and the Company’s publicly stated intention to explore potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness. Adjusted EBITDA and cash flow for the 2009 MIP is measured in the same manner as for the 2008 MIP. The Compensation Committee retains the ability to modify the measurement criteria if, in its view, the circumstances so warrant.

Among the named executive officers, only our current named executive officers are eligible to participate in the 2009 MIP. As of the date of this report, for purposes of the 2009 MIP, the target award percentages for each participating named executive officer are as follows:

Named Executive	Target as % of Annual Base
Kent J. Hussey	125%
Anthony L. Genito	100%
David R. Lumley	100%
John A. Heil	100%

The Fiscal 2009 MIP performance targets for each of Mr. Hussey and Mr. Genito will continue to be those established for the Company as a whole. The performance targets for Mr. Heil will again be based 80% on the performance targets established for the Global Pet Supplies business segment and 20% on the performance targets for the Company as a whole. The performance targets for Mr. Lumley will be based 50% on the performance targets established for the Global Batteries & Personal Care business segment, 30% on the performance targets established for the Home and Garden business segment, and 20% on the performance targets for the Company as a whole. As a retention device, the Compensation Committee has guaranteed that each of the current executive officers will receive a 2009 MIP award at least equal to 50% of his target award amount.

Long Term Incentive Plan

In order to focus our management on the long-term performance of the Company as well as to enhance an ownership culture within the ranks of our senior management, the Company has established a long-term incentive plan (“LTIP”) based on a combination of equity and non-equity compensation. Such awards are earned based on the performance of the Company over time and continued employment with the Company. With respect to our named executive officers, the target LTIP award level, expressed as a percentage of annual base salary, is specified in their respective employment agreements with the Company. In determining the target LTIP award levels, the Compensation Committee considers each executive’s total compensation relative to other similarly situated executives within the Company, long term incentive compensation paid to similarly situated executives in other companies, experience level and the duties and responsibilities of such executive’s position.

The equity-based component of the LTIP is implemented through the granting of restricted stock awards at the beginning of the fiscal year for which such award is made that then vest based on continued employment and the achievement by the Company of performance goals established by the Compensation Committee that are tied to the Company’s annual operating plan, based on the Compensation Committee’s then-current view of the goal or goals the Compensation Committee determines to be most important in measuring the achievement of the Company’s then-current long-term goals.

The cash-based component of the LTIP is implemented through cash awards. The target levels for the cash awards are determined at the beginning of the fiscal year for which such award is made, which are then paid over a two or more year period based on continued employment and the achievement by the Company of performance goals established by the Compensation Committee that are tied to the Company’s annual operating plan, based on the Compensation Committee’s then-current view of the goal or goals the Compensation Committee determines to be most important in measuring the achievement of the Company’s then-current long-term goals. In addition, the Compensation Committee retains the flexibility to increase the cash-based LTIP award amount for individual management personnel, including the executives, to the extent the Compensation Committee deems it appropriate to do so in light of specific performance circumstances.

For LTIP awards for Fiscal 2008, each executive received both cash-based and restricted stock-based LTIP awards. For LTIP awards for Fiscal 2009, only Mr. Hussey is eligible to receive an equity-based award. All other participants in the LTIP will receive only cash-based awards. Due to Ms. Yoder no longer being an employee at the Company as of October 8, 2008, she is not eligible to participate in the Fiscal 2009 LTIP.

The target LTIP award level for each named executive officer at the time the 2008 LTIP awards were granted was:

Named Executive	LTIP Target Level as % of Annual Base
Kent J. Hussey	150%
Anthony L. Genito	100%
David R. Lumley	150%
John A. Heil	150%
Amy J. Yoder	125%

The equity-based portion of the 2008 LTIP award granted to each of the named executive officers was an award of shares of restricted stock equal to one-half of that executive’s LTIP target, in each case divided by the average of the high and low share prices on the date of grant. In order to utilize the remaining available shares under the 1997 Rayovac Incentive Plan prior to its expiration on August 31, 2007, a part of the equity-based portion of the 2008 LTIP award for each of Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder was made on August 27, 2007 in the form of restricted stock awards. The remainder of the equity-based portion of the 2008 LTIP award was made on October 1, 2007.

For Fiscal 2008, the lapsing of the restrictions on the equity-based portion of the LTIP award was based on continued employment and the achievement of an adjusted EBITDA target tied to the annual operating plan. For Fiscal 2008, the performance target for each of Mr. Hussey and Mr. Genito was that for the Company as a whole. With respect to Mr. Lumley, Mr. Heil and Ms. Yoder, the Fiscal 2008 LTIP performance targets were based 80% on the performance targets established for their respective business segments and 20% on the performance target established for the Company as a whole. Adjusted EBITDA was measured in the same manner as with the 2008 MIP. The Compensation Committee believed that adjusted EBITDA is an appropriate measure for a long term award in light of the Company’s ongoing consideration of strategic alternatives for the Company, including the consideration of assets sales and the common usage of multiples of EBITDA as a valuation tool in a sale of business context. In light of these considerations, the Compensation Committee for Fiscal 2008 also reduced the period over which the restrictions for continued employment will lapse to two years, once the performance goals are met, rather than the four-year period used for prior LTIP awards. The restricted stock award agreements for Fiscal 2008 provided that if 100% of the established performance goals for Fiscal 2008 were met, then 100% of the restricted shares awarded would be eligible for the two-year continued employment vesting. If the Company achieved less than 80% of the Fiscal 2008 LTIP performance goal, then the entire award amount would be forfeited to the Company. If the Company achieved at least 80%, but less than 90% of the Fiscal 2008 LTIP performance goal, then the entire award would not be forfeited, but instead the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2009 performance. If the Company achieved at least 90%, but less than 100% of the Fiscal 2008 LTIP performance goal, then a certain percentage of the restricted shares awarded, based on the terms of the restricted stock award agreement, would be eligible for the two-year continued employment vesting and the remaining shares of the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2009 performance. For any restricted shares for which the only remaining restriction, after taking into account Fiscal 2008 performance, is continued employment, the restrictions on 50% of such earned shares would lapse on December 1, 2008, and the restrictions on the other 50% of such earned shares would lapse on December 1, 2009; provided, that the executive’s employment with the Company has not been terminated with cause by the Company or voluntarily by the executive prior to such date. Based on Fiscal 2008 performance, LTIP participants earned only 55% of the restricted shares awarded under the equity-based Fiscal 2008 LTIP. Where the executive earned less than 100% of the restricted shares based on Fiscal 2008 performance but retains the opportunity to earn the remainder of such shares based on Fiscal 2009 performance, if the Company achieves 102.5% of the Fiscal 2009 LTIP performance goal or goals established by the Compensation Committee, then the restrictions on 50% of such earned shares would lapse on December 1, 2009 and then the restrictions on 50% of such earned shares would lapse on December 1, 2010. If such Fiscal 2009 performance goals are not met, such remaining restricted stock would be forfeited to the Company.

As a retention mechanism, the Compensation Committee guaranteed that each of Mr. Hussey, Mr. Genito, Mr. Heil, Mr. Lumley and Ms. Yoder, provided that such executive’s employment with the Company had not been terminated with cause by the Company or voluntarily by the executive prior to the payment date, would receive a 2008 LTIP cash-based award equal to 100% of the target cash-based award amount.

For Fiscal 2008, the cash-based portion of the 2008 LTIP award was earned based on continued employment and on the achievement of the Company-wide performance goal for Fiscal 2008, which was entirely based on achievement of an adjusted EBITDA target tied to the annual operating plan. For Fiscal 2008, the performance target for each of Mr. Hussey and Mr. Genito was that for the Company as a whole. With respect to Mr. Lumley, Mr. Heil and Ms. Yoder, the Fiscal 2008 LTIP performance targets were based 100% on the performance targets established for their respective business segments. If the Company achieved 100% of the

Fiscal 2008 LTIP performance goal established by the Compensation Committee, then the executive would be eligible to earn 100% of the target cash-based award amount, payable as described below. If the Company achieved less than 80% of the Fiscal 2008 LTIP performance goal, then the executive would receive no cash-based award under the 2008 LTIP. If the Company achieved at least 80%, but less than 90% of the Fiscal 2008 LTIP performance goal, then the executive would not earn any of the target cash-based award for Fiscal 2008, but would remain eligible to earn such award, as described below, based on Fiscal 2009 performance. If the Company achieved at least 90%, but less than 100% of the Fiscal 2008 LTIP performance goal, then the executive would be eligible to earn a stated percentage of the target cash-based award, payable as described below, and would remain eligible to earn any remaining unearned portion of the award, as described below, based on Fiscal 2009 performance. For performance in excess of the Fiscal 2008 LTIP performance goal, such executive would have received an award in excess of the target cash-based award amount, up to 200% of such target cash-based award amount for achieving 140% of the Fiscal 2008 LTIP performance goal. For any cash-based LTIP award so earned based on Fiscal 2008 performance, 50% of such earned amount was paid in December 2008 and the remaining 50% of such cash award would be payable on or before December 31, 2009; provided, that the executive’s employment with the Company has not been terminated with cause by the Company or voluntarily by the executive prior to such date. Where an executive earned less than 100% of the target award amount based on Fiscal 2008 performance but retains the opportunity to earn the remainder of such cash-based award amount based on Fiscal 2009 performance, if the Company achieves 102.5% of the Fiscal 2009 LTIP performance goal or goals established by the Compensation Committee, then such executive would be eligible to earn the remainder of such cash-based award, which would then be payable in equal amounts on or before December 31, 2009 and December 31, 2010. If such Fiscal 2009 performance goals were not met, the executive would lose the ability to earn such remaining cash-based award. Based on Fiscal 2008 performance, LTIP participants earned only 55% of the restricted shares awarded under the equity-based Fiscal 2008 LTIP. However, they retain the opportunity to earn the remainder of such shares based on Fiscal 2009 performance, if the Company achieves 102.5% of the Fiscal 2009 LTIP performance goal established by the Compensation Committee. If such level of performance is achieved, then the restrictions on 50% of the award would lapse annually on each of December 1, 2009 and December 1, 2010; provided, that the executive’s employment with the Company has not been terminated with cause by the Company or voluntarily by the executive prior to such vesting date.

As a retention mechanism for Fiscal 2008, the Compensation Committee guaranteed that each of Mr. Hussey, Mr. Genito, Mr. Heil, Mr. Lumley and Ms. Yoder would receive a 2008 LTIP cash-based award equal to at least 100% of the target cash-based award amount; provided, that such executive’s employment with the Company had not been terminated with cause by the Company or voluntarily by the executive prior to the payment date.

Pursuant to the separation agreement executed by Ms. Yoder and the Company, she retained the right to receive both the equity-based and cash based portions of her 2008 LTIP award. With respect to the equity-based portion of Ms. Yoder’s 2008 LTIP award, the restrictions on those shares shall lapse in accordance with the terms of that award as if Ms. Yoder’s employment had not ended. The earned portion of Ms. Yoder’s cash-based 2008 LTIP award was paid in December 2008.

The chart below reflects the 2008 cash-based LTIP award amounts earned by each of the named executive officers, expressed as a percentage of target award amount, based on the Company’s performance in light of the performance goals established by the Compensation Committee. The dollar amount of the awards for each named executive are set forth in the “Summary Compensation Table” beginning on page 88.

Named Executive	LTIP Award as % of Target
Kent J. Hussey	116%
Anthony L. Genito	100%
David R. Lumley	120%
John A. Heil	100%
Amy J. Yoder	100%

Additionally, based on Fiscal 2007 performance, LTIP participants earned only 90% of the restricted shares awarded under the Fiscal 2007 LTIP. However, they retained the opportunity to earn the remainder of such shares based on Fiscal 2008 performance, if the Company achieved 102.5% of the Fiscal 2008 LTIP performance goal established by the Compensation Committee. If such level of performance was achieved, then the restrictions on 25% of the award would lapse annually on each of December 1, 2008, December 1, 2009, December 1, 2010 and December 1, 2011; provided, that the executive’s employment with the Company has not been terminated with cause by the Company or voluntarily by the executive prior to such vesting date. However, as the Company did not achieve 102.5% of the Fiscal 2008 LTIP performance goal established by the Compensation Committee, all remaining unearned restricted shares under the Fiscal 2007 LTIP were forfeited to the Company.

For Fiscal 2009, as of the date of this report, the Compensation Committee has not finalized certain aspects of the 2009 LTIP, including the performance targets that will result in target payout or full earning of shares and the thresholds for and levels of minimum and maximum payouts under the cash-based portion of the 2009 LTIP and thresholds for earning shares under the equity-based portion of the 2009 LTIP. Those aspects of the 2009 LTIP that have been finalized and approved are described below.

For Fiscal 2009, the Compensation Committee, taking into account the remaining number of shares authorized to be issued under the 2004 Rayovac Incentive Plan and the current market value of the Company’s stock, has modified its LTIP program applicable to those named executive officers who continue to be employed by the Company such that (i) for Mr. Hussey, approximately 8.6% of such award is an equity-based award (resulting from a grant of 187,500 shares on November 17, 2008) and the remainder of such award is a cash-based award and (ii) for all other current named executive officers, 100% of such award is a cash-based award. As in Fiscal 2008, for each named executive officer who continues as an employee of the Company, the target value of such award is established pursuant to the employment agreement for such named executive officer, which in each case provides for a target LTIP award equal in value to a defined percentage of such executive’s annual base salary. As of the date of this report, the target LTIP award levels for each named executive officer eligible to receive an LTIP award for Fiscal 2009 is:

Named Executive	LTIP Target Level as % of Annual Base
Kent J. Hussey	175%
Anthony L. Genito	100%
David R. Lumley	150%
John A. Heil	150%

For Fiscal 2009, the lapsing of the restrictions on the equity-based portion of such LTIP award, being made only to Mr. Hussey, is based on continued employment and the achievement of the Company-wide performance goals for Fiscal 2009, which are based on the achievement of adjusted EBITDA and cash flow targets to be set by the Compensation Committee and tied to the annual operating plan. Adjusted EBITDA and cash flow will be measured in the same manner as with the 2009 MIP. The Compensation Committee believes that adjusted EBITDA and cash flow are appropriate measures for a long term award in light of the cash requirements imposed by the interest due with respect to the Company’s outstanding indebtedness, the financial condition of the Company and ongoing exploration of potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness and the common usage of multiples of EBITDA as a valuation tool in a sale of business context. In light of these considerations, the Compensation Committee has also elected to continue the practice of setting the period over which, once the performance goals are met, the restrictions for continued employment will lapse at two years. Mr. Hussey’s award agreement for Fiscal 2009 provides that if 100% of the established performance goals for Fiscal 2009 are met, then 100% of the restricted shares awarded would be eligible for the two-year continued employment vesting. If the Company achieves less than 80% of the Fiscal 2009 LTIP performance goal, then the entire award amount would be forfeited to the Company. If the Company achieves at least 80%, but less than 90% of the Fiscal 2009 LTIP performance goal, then the entire award would not be forfeited, but instead the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2010 performance. If the Company achieves at least 90%, but less than 100% of the Fiscal 2009 LTIP performance goal, then a certain percentage of the restricted shares awarded, based on the terms of the restricted stock award agreement, would be eligible for the two-year continued employment vesting and the remaining shares of the award would be rolled into the ability to earn such shares, as described below, based on Fiscal 2010 performance. For any restricted shares for which the only remaining restriction, after taking into account Fiscal 2008 performance, is continued employment, the restrictions on 50% of such earned shares would lapse on December 1, 2009, and the restrictions on the other 50% of such earned shares would lapse on December 1, 2010; provided, that Mr. Hussey’s employment with the Company has not been terminated with cause by the Company or voluntarily by him prior to such date. Where Mr. Hussey earns less than 100% of the restricted shares based on Fiscal 2009 performance, but retains the opportunity to earn the remainder of such shares based on Fiscal 2010 performance, if the Company achieves 102.5% of the Fiscal 2010 LTIP performance goal or goals established by the Compensation Committee, then the restrictions on 50% of such earned shares would lapse on December 1, 2010 and the restrictions on 50% of such earned shares would lapse on December 1, 2011. If such Fiscal 2010 performance goals are not met, such remaining restricted stock would be forfeited to the Company.

For Fiscal 2009, the cash-based portion of the 2009 LTIP award would be earned based on continued employment and on the achievement of the Company-wide performance goals for Fiscal 2009 to be established by the Compensation Committee, which are based on the achievement of adjusted EBITDA and cash flow targets tied to the Company’s annual operating plan. For Fiscal 2009, the performance targets for each of Mr. Hussey and Mr. Genito are based on the performance of the Company as a whole. The performance targets for Mr. Heil will again be based on the performance targets established for the Global Pet Supplies business segment. The performance targets for Mr. Lumley will be based 62.5% on the performance targets established for the Global Batteries and Personal Care business segment and 37.5% on the performance targets established for the Home and Garden business segment. For any cash-based LTIP award so earned based on Fiscal 2009 performance, 50% of such earned amount would be payable on or before December 31, 2009 and the remaining 50% of such cash award would be payable on or before December 31, 2010; provided, that the executive’s employment with the Company has not been terminated with cause by the Company or voluntarily by the executive prior to such date. Where the executive earned less than 100% of the target award amount based on Fiscal 2009 performance, but retains the opportunity to earn the remainder of such cash-based award amount based on Fiscal 2010 performance, if the Company achieves 102.5% of the Fiscal 2010 LTIP performance goal or goals established by the Compensation Committee, then the executive would be eligible to earn the remainder of such cash-based award, which would then be payable in equal amounts on or before December 31, 2010 and December 31, 2011. If such Fiscal 2010 performance goals were not met, the executive would lose the ability to earn such remaining cash-based award.

As a retention mechanism, the Compensation Committee guaranteed that each of Mr. Hussey, Mr. Genito, Mr. Heil and Mr. Lumley would receive a 2009 LTIP cash-based award equal to at least 75% of the target cash-based award amount; provided, that such executive’s employment with the Company had not been terminated with cause by the Company or voluntarily by the executive prior to the payment date.

In addition, after taking into account the overall performance of the business in the face of a difficult capital structure and economy, as well as the critical importance of each of the current named executive to the overall performance of the Company, the Compensation Committee elected to establish an additional incentive structure under the Company’s LTIP. Under the terms of this new program, each current named executive officer is entitled to receive an additional cash amount equal to fifty percent of such executive’s target LTIP amount, based on such executive’s salary as of the end of Fiscal 2008. Such amounts are contingent upon continued employment and are payable in two installments, the first of which was paid in November 2008 and the second of which will be made on or before December 31, 2009.

Retention Agreements

During Fiscal 2008, each of Mr. Lumley, Mr. Heil, Mr. Genito and Ms. Yoder executed retention agreements with the Company. Mr. Hussey executed a retention agreement with the Company in Fiscal 2009.

The Compensation Committee, in evaluating the critical roles performed by the members of the Spectrum Leadership Team and the potential negative impact on the Company as a whole if any of those executives were to end their employment relationship with the Company, determined it to be in the best interests of the Company to put in place for those executives a retention program designed to give those executives additional incentive not to seek alternative employment opportunities. For each executive, the retention agreement provides such an executive with the opportunity to earn an additional cash amount equal to 150% of such executive’s annual base salary as in effect on the date the retention agreement was executed in two installments contingent upon such executive remaining employed by the Company through December 31, 2009. If the executive continues to be an employee of the Company on through December 31, 2008, such executive would receive the first payment in an amount equal to 75% of such executive’s annual base salary. If the executive continues to be employed by the Company through December 31, 2009, such executive would receive the second and final payment in an amount equal to 75% of such executive’s annual base salary. In the event that prior to December 31, 2009 (i) the executive’s employment with the Company is considered to have been terminated by the executive for Good Reason (as defined in the relevant employment agreement) or (ii) the Company terminates executive’s employment without Cause (as defined in the relevant employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid. As a result of Ms. Yoder’s departure on October 8, 2008 from the Company, she is no longer eligible for the foregoing retention payments.

One-Time Performance-Based Restricted Stock Incentive Grant

As described above, the Compensation Committee continually evaluates the compensation of the Company’s senior executives to determine if they are properly attuned to the strategic plan of the business as a whole. In August 2007, the Compensation Committee reviewed the equity ownership of the current senior management team of the Company in light of the following factors (1) the significant equity interest held by former members of the Company’s management team, (2) the announcement of the Company’s business strategy to pursue one or more strategic asset sales and (3) the desire to increase the tie between the interests of the Company’s shareholders generally and that of its current senior management team. As a result of this review, the Compensation Committee determined that it would be in the best interests of the Company to more closely align the interests of senior management with the interests of the Company and its shareholders by increasing such senior management’s equity stake in the Company. To this end, the Compensation Committee authorized an additional one-time restricted stock award to each of Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder with a value at the time of grant on August 27, 2007 equal to 100% of each such executive’s annual base salary. This restricted stock will be earned based on continued employment and Company performance in excess of the stated adjusted EBITDA goal in the Company’s Fiscal 2008 annual operating plan for, in the case of Mr. Hussey and Mr. Genito, the Company as a whole and, in the case of Mr. Lumley, Mr. Heil and Ms. Yoder, their respective business segments (for each, the “2008 AOP Goal”). If the Company achieved a certain percentage of the 2008 AOP Goal, then the restrictions on a percentage of such restricted shares would lapse. To the extent 100% of the restricted shares did not lapse, the executive retains the ability to earn the remaining restricted shares, as described below, based on Fiscal 2009 performance and/or Fiscal 2010 performance. The following chart sets forth the applicable percentages for the 2008 AOP Goals:

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

Based on the Fiscal 2008 performance, the restrictions on 100% of the shares granted to Mr. Lumley lapsed on December 1, 2008. Each of the other executives continues to have the right to earn such shares based on the financial performance in Fiscal 2009 or 2010. Pursuant to the separation agreement executed with Ms. Yoder, she retains the ability to earn these shares.

Restricted Stock Grants Upon Execution of Employment Agreements

Each of Mr. Lumley, Mr. Heil and Ms. Yoder had executed new employment agreements during Fiscal 2007 (as described previously under the heading “Employment Agreements”) that provided for initial grants of restricted stock. Each of Mr. Lumley and Mr. Heil were granted 50,000 shares of restricted stock and Ms. Yoder was granted 35,000 shares of restricted stock. All such restricted stock is contingent only upon continued employment and will cliff vest on the third anniversary of the grant date, which for Mr. Lumley and Mr. Heil would be February 1, 2010; provided, that the executive’s employment with the Company has not been terminated with cause by the Company or voluntarily by the executive prior to such date. Pursuant to the separation agreement executed with Ms. Yoder, she retains the ability to earn these shares. Mr. Hussey executed a second amendment to his employment agreement in Fiscal 2008 (as described previously under the heading “Employment Agreements”) that provided for a grant of 100,000 shares of restricted stock. All such shares are time-based, with the restrictions as to 50% of the these shares to lapse on June 9, 2009 and the restrictions on the remaining 50% of these shares to lapse on June 9, 2010; provided, that Mr. Hussey’s employment with the Company has not been terminated with cause by the Company or voluntarily by Mr. Hussey prior to such date.

2005 Superior Achievement Program Restricted Stock Grants

In April 2005, each of Mr. Hussey, Mr. Genito and Mr. Heil received a grant of restricted stock under the 2004 Rayovac Incentive Plan as part of the Company’s Superior Achievement Program. At the time these grants were made, the Compensation Committee believed that key measures of the ongoing success of the Company would be its ability to achieve synergy savings associated with the acquisition of United and the pending acquisition of Tetra, growth in the Company’s earnings per share and growth in free cash flow. In order to focus senior management on these goals, the Compensation Committee granted restricted shares the restrictions on which would lapse on the earlier (i) achievement by the Company of synergy savings, earnings per share growth and free cash flow growth performance goals between the time of grant and September 30, 2007 or (ii) February 7, 2012, but only if such executive’s employment with the Company is not terminated for any reason prior to such date. Based on the Company’s performance through September 30, 2007, the performance goals described above were not achieved and, as a result, none of the shares of restricted stock awarded pursuant to the Superior Achievement Program were earned as a result of the performance of the Company.

Deferral and Post-Termination Rights

Retirement Benefits. The Company has in effect or previously had in effect various retirement and other post-employment programs available to certain executives, including the named executive officers. These consist of the Rayovac Deferred Compensation Plan (the “Deferred Compensation Plan”), the Spectrum Brands, Inc. Supplemental Executive Retirement Plan (the “SERP”) and the Company’s 401(k) plan.

The SERP is a supplemental executive retirement plan for eligible employees of the Company. The Board of Directors determines which employees are eligible to participate. Pursuant to the SERP, the Company establishes an account for each participant. Each October 1st, the Company credits the account of each participant with an amount equal to 15% of the participant’s base salary. In addition, each calendar quarter, the Company credits each account by an amount equal to 2% of the participant’s account value as of the first day of the plan year containing such calendar quarter. Each participant vests 20% per year in his account after becoming a participant in the plan, with immediate full vesting occurring upon death, disability or a change in control of the Company. Among the named executive officers, only Mr. Hussey, Mr. Lumley and Mr. Heil are active participants in the SERP. The current account balances for each such active participant are set forth in the table entitled “Non-Qualified Deferred Compensation” starting on page 95. Subsequent to the end of Fiscal 2008, the Company froze the SERP and made all active participants 100% vested. The full value of the account for each participant will be paid to those participants prior to the end of calendar year 2009. In place of this program the Compensation Committee intends to modify the Company’s existing executive life insurance program for the current named executives to provide for the build up of value within those policies based on contributions by the Company equivalent to the annual contributions made by the Company under the SERP.

None of the named executive officers were participants in the Deferred Compensation Plan at the end of Fiscal 2008, and, in fact, the Company had no active participants in the Plan at such time. None of the named executive officers had had positive balances in the Deferred Compensation Plan at any time during Fiscal 2008. No contributions to the Deferred Compensation Plan were made by or on behalf of any named executive officer in Fiscal 2008.

Post-Termination Benefits. As described above, the Company has entered into employment agreements with all its current named executive officers which govern, among other things, post-termination benefits payable to such named executive officers should his employment with the Company terminate. In connection with the termination of her employment with the Company, Ms. Yoder has entered into a Separation Agreement and Release with the Company to govern the parties relative rights and obligations arising out of the termination of her employment. A detailed description of the post-termination rights and benefits pursuant to each of the agreements described in this paragraph is set forth under the heading “Termination and Change in Control Provisions” on page 96.

Perquisites and Benefits

The Company provides certain limited perquisites and other special benefits to certain executives, including the named executive officers. Among these benefits are financial planning services, tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. In addition, Mr. Hussey participates in the Company’s Medical Expense Reimbursement Plan, which provides for reimbursement for certain annual medical expenses not covered by the Company’s health insurance plan, up to a maximum of $10,000 per year (plus a tax gross-up as described below under “Tax Gross-Ups”). In addition, the Company permits Mr. Hussey to have personal use of the Company’s aircraft when it is not being used for business purposes. In addition, in certain circumstances, Mr. Hussey is permitted to travel to outside board meetings on the Company’s aircraft, in which case the Company receives some reimbursement from the companies on whose boards Mr. Hussey serves.

Timing and Pricing of Stock-Based Grants

Annual grants of restricted stock to our named executive officers are generally made on the first business day in October each year following approval by the Compensation Committee. For Fiscal Year 2009, however, the annual grant to Mr. Hussey, the only named executive officer receiving such an award, was made on November 17, 2008, the date upon which the approval of the Compensation Committee for such award was given. In connection with the one-time performance-based grants to Mr. Hussey, Mr. Genito, Mr. Lumley, Mr. Heil and Ms. Yoder described above under the heading “One-Time Performance-Based Restricted Stock Incentive Grant” and in order to take advantage of remaining shares available under the Company’s 1997 Rayovac Incentive Plan, in Fiscal 2007, the Company made certain restricted share grants on August 27, 2007, the same date that such awards were approved by the Compensation Committee. In connection with the restricted stock grants made to Mr. Lumley, Mr. Heil and Ms. Yoder upon the execution of their respective employment agreements, the grant date of February 1, 2007, February 1, 2007 or April 2, 2007, and to Mr. Hussey upon the execution of the second amendment to his amended and restated employment agreement, the grant date of June 9, 2008, respectively, was set forth in each such executive’s employment agreement or amendment. For purposes of valuing all grant awards, the grant price is the average of the high and low price of a share on the grant date.

Tax Treatment of Certain Compensation

Pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, the Company may not be able to deduct certain forms of compensation paid to its executives who remain employed at the end of a fiscal year to the extent such compensation exceeds $1,000,000. This section also includes an exception for certain performance-based compensation awards. While the Compensation Committee believes that it is generally in the Company’s best interests to satisfy these deductibility requirements, it retains the right to authorize payments in excess of the deductibility limits if it believes it to be in the interests of the Company and its shareholders. The Company has had in the past, and may have in the future, instances where it has paid compensation to its executives that exceed the deductibility limits. For example, for Fiscal 2008, the compensation paid to Mr. Hussey by the Company included $88,262 in compensation that is not deductible pursuant to Section 162(m).

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

Summary Compensation Table

The following table and footnotes show the compensation earned for service in all capacities during Fiscal 2008 and Fiscal 2007 for the Company for the named executive officers.

Summary Compensation Table

Name(1)	Year	Salary		Bonus(2)			Stock Awards(4)		Option Awards(5)		Non-Equity Incentive Plan Compensation(6)			Change in Pension Value and Nonqualified Deferred Comp Earnings(8)			All Other Compensation(9)		Total
Kent J. Hussey Chief Executive Officer	2008 2007	$ $	775,000 604,688	$ $	— —		$ $	650,173 2,845,210	$ $	— 159	$ $	1,828,406 1,148,250		$ $	21,449 12,967	(8) (8)	$ $	338,926 246,679	$ $	3,613,954 4,857,953

Anthony L. Genito Executive Vice President, Chief Financial Officer and Chief Accounting Officer	2008 2007	$ $	358,333 280,833	$ $	— 7,401	(3)	$ $	291,833 306,617	$ $	— —	$ $	627,375 373,181		$ $	— —		$ $	63,099 46,379	$ $	1,340,640 1,014,411

David R. Lumley Co-Chief Operating Officer and President—Global Batteries and Personal Care	2008 2007	$ $	525,000 518,056	$ $	— —		$ $	975,212 762,844	$ $	— —	$ $	1,162,875 886,515		$ $	3,884 1,403	(8) (8)	$ $	188,789 384,434	$ $	2,855,760 2,553,252

John A. Heil Co-Chief Operating Officer and President—Global Pet Supplies	2008 2007	$ $	450,000 436,113	$ $	— —		$ $	1,082,647 918,384	$ $	— —	$ $	523,800 429,570	(7)	$ $	4,819 2,182	(8) (8)	$ $	183,015 116,505	$ $	2,244,281 1,902,754

Amy J. Yoder President, United Industries	2008 2007	$ $	400,000 200,000	$ $	— —		$ $	237,942 39,293	$ $	— —	$ $	364,000 225,000		$ $	— —		$ $	56,512 10,000	$ $	1,058,454 474,293

(1)	Titles included in this column are as of September 30, 2008. Ms. Yoder ceased to be an employee of the Company as of October 8, 2008.
(2)	Performance-based incentive compensation bonuses are disclosed in this table under “Non-Equity Plan Incentive Compensation”.
(3)	Mr. Genito received a cash payment in December 2006 under the Company’s spot award program, prior to the time Mr. Genito became a member of the Spectrum Leadership Team, the Company’s executive committee. As a member of the Spectrum Leadership Team, Mr. Genito is no longer eligible for such awards.
(4)

In Fiscal 2008, restricted stock awards were granted under the 2004 Rayovac Incentive Plan, with the majority of the awards being strictly performance-based. In Fiscal 2007, restricted stock awards were granted under the 1997 Rayovac Incentive Plan and the 2004 Rayovac Incentive Plan with the majority of the awards being strictly performance-based. For a detailed description of the grants made and the performance vesting provisions of those grants during the last fiscal year, please see the sections entitled “Long Term Incentive Plan” and “One-Time Performance-Based Restricted Stock Incentive Grant” beginning on pages 78 and 83 , respectively. In (i) Fiscal 2007 Mr. Lumley, Mr. Heil and Ms. Yoder each received a grant of time-based restricted stock based upon the execution of their respective employment agreements and (ii) Fiscal 2008 Mr. Hussey received a grant of time-based restricted stock based upon the execution of the second amendment to his employment agreement, in each case as described under the heading “Restricted Stock Grants upon Execution of Employment Agreements” beginning on page 84. This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2008 and Fiscal 2007 in accordance with SFAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.

(5)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2008 and Fiscal 2007 in accordance with SFAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards. Amount reflected for Mr. Hussey for Fiscal 2007 includes acceleration of expense relating to the vesting of 168,941 restricted shares in connection with Mr. Hussey’s replacement as President and Chief Operating Officer prior to the time he was appointed Chief Executive Officer.
(6)	Represents actual cash payments under (i) for Fiscal 2008, the Company’s Management Incentive Plan and Long Term Incentive Plan earned in Fiscal 2008 and (ii) for Fiscal 2007, the Company’s Management Incentive Plan earned in Fiscal 2007. For additional detail on the plan and the determination of the cash awards thereunder, please refer to the discussion under the heading “Management Incentive Plan” beginning on page 76, under the heading “Long Term Incentive Plan” beginning on page 78, and the table entitled “Grants of Plan-Based Awards” and its accompanying footnotes beginning on page 92.
(7)	In addition to the amounts reflected in this column, in November 2006, Mr. Heil received a Management Incentive Plan award for Fiscal 2006 in the amount of $78,103. Mr. Heil was the only named executive officer to receive an award for Fiscal 2006.
(8)	Amounts reflected represent the aggregate above-market increase of the actuarial value of the named executive’s benefit under the Company’s Supplemental Executive Retirement Plan. See Note 12, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of this plan.
(9)	Please see the following tables for the details of the amounts that comprise the All Other Compensation column:

All Other Compensation Table

(Fiscal 2008)

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Reimburse- ment of Medical Expenses Not Paid By Company’s Health Plan(2)	Personal Use of Company Jet(3)	Car Allowance/ Personal Use of Company Car(4)	Tax Equalization Payments(5)	Company Contributions to Executive’s Qualified Retirement Plan(6)	Company Contributions to Executive’s Nonqualified Retirement Plan(7)	Other Compen- sation		Cost of Living Differential Allowance(9)	Total
Mr. Hussey	$31,000	$12,537	$7,463	$30,805	$18,963	$84,143	$5,515	$112,500	$—		$36,000	$338,926
Mr. Genito	$31,200	$1,260	$—	$—	$10,250	$10,910	$9,479	$—	$—		$—	$63,099
Mr. Lumley	$50,000	$5,749	$—	$—	$15,253	$33,950	$8,837	$75,000	$—		$—	$188,789
Mr. Heil	$20,000	$6,318	$—	$—	$18,000	$3,402	$6,569	$67,500	$61,226	(8)	$—	$183,015
Ms. Yoder	$20,000	$3,045	$—	$—	$18,000	$—	$15,467	$—	$—		$—	$56,512

(1)	The amount represents the life insurance premium paid for the fiscal year. The Company provides life insurance coverage equal to three times base salary for each executive officer.
(2)	Amounts represent reimbursements under the Medical Expenses Reimbursement Plan described under the heading “Perquisites and Benefits” beginning on page 85.
(3)	Amounts represent the aggregate incremental usage costs associated with the personal use of the Company aircraft by Mr. Hussey. This benefit is described under the heading “Perquisites and Benefits” beginning on page 85.
(4)	The Company sponsors a leased car and car allowance program. Under the leased car program, costs associated with using the vehicle are also provided. These include fuel costs, maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. Going forward, the Company expects to utilize only a car allowance program. All of the named executive officers other than Mr. Heil and Ms. Yoder, participate in the leased car program. Mr. Heil and Ms. Yoder each receive a $1,500 per month car allowance.
(5)	Includes tax gross-up payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, executive leased car program, relocation and personal use of the company jet, as described under the heading “Tax Gross-Ups” beginning on page 86.
(6)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(7)	Represents the Company’s contribution to each participating named executive officers’ SERP account, consisting of annual contribution and 8.0% annual interest credit.
(8)	In connection with the agreement to sell the Company’s Global Pet Supplies business segment, Mr. Heil’s accrued vacation was distributed to him in anticipation of the closing of that transaction. The agreement to sell the Global Pet Supplies business segment was later terminated.
(9)	In connection with the relocation of the Company’s corporate headquarters from Madison, Wisconsin to Atlanta, Georgia, Mr. Hussey was provided a cost of living differential allowance in the amount of $3,000 per month.

All Other Compensation Table

(Fiscal 2007)

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Reimburse- ment of Medical Expenses Not Paid By Company’s Health Plan(2)	Personal Use of Company Jet(3)	Car Allowance/ Personal Use of Company Car(4)	Tax Equalization Payments(5)	Company Contributions to Executive’s Qualified Retirement Plan(6)	Company Contributions to Executive’s Nonqualified Retirement Plan(7)	Other Compen- sation	Cost of Living Differential Allowance(8)	Earned Severance Pay	Relocation Expenses Provided to Executive(9)	Total
Mr. Hussey	$31,000	$11,198	$10,000	$21,775	$9,846	$39,110	$9,000	$78,750	$—	$36,000	$—	$—	$246,679
Mr. Genito	$11,200	$1,150	$—	$—	$11,797	$9,462	$12,770	$—	$—	$—	$—	$—	$46,379
Mr. Lumley	$30,000	$3,603	$—	$—	$6,750	$100,194	$15,250	$75,000	$—	$—	$—	$153,637	$384,434
Mr. Heil	$11,273	$4,358	$—	$—	$18,000	$2,356	$20,518	$60,000	$—	$—	$—	$—	$116,505
Ms. Yoder	$1,000	$—	$—	$—	$9,000	$—	$—	$—	$—	$—	$—	$—	$10,000

(1)	The amount represents the life insurance premium paid for the fiscal year. The Company provides life insurance coverage equal to three times base salary for each executive officer, with the exception of Ms. Yoder, whose coverage became effective in Fiscal 2008.
(2)	Amounts represent reimbursements under the Medical Expenses Reimbursement Plan described under the heading “Perquisites and Benefits” beginning on page 85.
(3)	Amounts represent the aggregate incremental usage costs associated with the personal use of the Company aircraft by Mr. Hussey. This benefit is described under the heading “Perquisites and Benefits” beginning on page 85.
(4)	The Company sponsors a leased car and car allowance program. Under the leased car program, costs associated with using the vehicle are also provided. These include fuel costs, maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. Going forward, the Company expects to utilize only a car allowance program. All of the named executive officers other than Mr. Heil and Ms. Yoder, participate in the leased car program. Mr. Heil and Ms. Yoder each receive a $1,500 per month car allowance.
(5)	Includes tax gross-up payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, executive leased car program, relocation and personal use of the company jet, as described under the heading “Tax Gross-Ups” beginning on page 86.
(6)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan. For Mr. Heil, the total includes Company profit sharing-based contribution based on 2006 results. None of the other named executive officers are eligible for such a profit sharing-based contribution.
(7)	Represents the Company’s contribution to each participating named executive officers’ SERP account, consisting of annual contribution and 8.0% annual interest credit.
(8)	In connection with the relocation of the Company’s corporate headquarters from Madison, Wisconsin to Atlanta, Georgia, Mr. Hussey was provided cost of living differential allowances in the amounts of $3,000 per month.
(9)	Represents the expenses incurred for the relocation of Mr. Lumley to Madison, Wisconsin. The amount includes a $75,000 cash payment related to the sale price for Mr. Lumley’s prior residence.

Grants of Plan-Based Awards

The following table and footnotes provide information with respect to equity grants made to the named executive officers during Fiscal 2008 as well as the range of future payouts under non-equity incentive plans for the named executive officers.

Grants of Plan-Based Awards Table

	Grant Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares	Fair Value on Grant Date(1)
Name			Threshold $		Target $		Maximum $		Threshold #	Target #	Maximum #
Kent J. Hussey	10/1/2007 6/9/2008	(2) (3) (4) (5)	$ $	515,625 721,875	$ $	1,031,250 721,875	$ $	2,062,500 1,443,750	41,334	82,668	82,668	100,000	$ $	474,101 399,500
Anthony L. Genito	10/1/2007	(2) (4) (5)	$ $	187,500 187,500	$ $	375,000 187,500	$ $	750,000 375,000	12,084	24,167	24,167			$138,598
David R. Lumley	10/1/2007	(2) (4) (5)	$ $	262,500 393,750	$ $	525,000 393,750	$ $	1,050,000 787,500	28,889	57,777	57,777			$331,351
John A. Heil	10/1/2007	(2) (4) (5)	$ $	225,000 337,500	$ $	450,000 337,500	$ $	900,000 675,000	24,891	49,782	49,782			$285,500
Amy J. Yoder	10/1/2007	(2) (4) (5)	$ $	200,000 250,000	$ $	400,000 250,000	$ $	800,000 500,000	17,716	35,432	35,432			$203,203

(1)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2008 in accordance with SFAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.
(2)	Represents performance-based restricted stock granted to executives pursuant to the Company’s 2008 LTIP, granted under the 2004 Rayovac Incentive Plan. The 2008 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 78 and in footnote 2 to the “Outstanding Equity Awards at Fiscal Year-End” table beginning on page 94.
(3)	Represents time-based restricted stock granted to the executive under the 2004 Rayovac Incentive Plan. All such shares are time-based, with the restrictions as to 50% of the these shares to lapse on June 9, 2009 and the restrictions on the remaining 50% of these shares to lapse on June 9, 2010, provided that Mr. Hussey’s employment with the Company has not been terminated with cause by the Company or voluntarily by Mr. Hussey prior to such date.

(4)	Represents the threshold, target and maximum payments under the Company’s Management Incentive Plan for Fiscal 2008. The actual amount earned under these plans for Fiscal 2008 is disclosed in the “Summary Compensation Table” beginning on page 88 as part of the column entitled “Non-Equity Incentive Plan Compensation”.
(5)	Represents the threshold, target and maximum payments under the Company’s cash-based portion of the Long Term Incentive Plan for Fiscal 2008. The actual amount earned under these plans for Fiscal 2008 is disclosed in the “Summary Compensation Table” beginning on page 88 as part of the column entitled “Non-Equity Incentive Plan Compensation”.

We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report, found beginning on pages 73 and 96, respectively, as well as the corresponding footnotes to the tables, for material factors necessary for an understanding of the compensation detailed in the above two tables.

Outstanding Equity Awards at Fiscal Year End

The following table and footnotes set forth information regarding unexercised stock options and unvested restricted stock as of September 30, 2008 for the named executive officers. The market value of shares or options that have not vested was determined by multiplying $1.39, the closing market price of the Company’s stock on September 30, 2008 (the last day the market was open prior to the end of Fiscal 2008), by the number of shares.

Outstanding Equity Awards At Fiscal Year-End Table

	Option Awards						Stock Awards
Name	Grant Date	Unexercised Options Exercisable	Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Grant Date	Unvested Stock Awards		Market Value Unvested
Kent J. Hussey	10/1/1999	10,000			$21.63	10/1/2009
	10/1/1999	10,000			$21.63	10/1/2009
	10/1/1999	10,000			$21.63	10/1/2009
	10/1/1999	10,000			$21.63	10/1/2009
	11/7/2000	25,000			$14.50	11/7/2010
	11/7/2000	25,000			$14.50	11/7/2010
	10/1/2001	37,500			$14.50	10/1/2011
	10/1/2001	7,650			$14.50	10/1/2011
	10/1/2002		12,750	(1)	$12.20	10/1/2012
	10/1/2002	12,750			$12.20	10/1/2012
							4/1/2005	35,638	(2)	$49,537
							8/24/2007	144,231	(4)	$200,481
							8/24/2007	17,000	(5)	$23,630
							10/1/2007	82,668	(6)	$114,909
							6/9/2008	100,000	(7)	$139,000

Anthony L. Genito							4/1/2005	7,331	(2)	$10,190
							12/1/2005	2,010	(8)	$2,794
							12/1/2005	2,010	(9)	$2,794
							10/2/2006	17,699	(3)	$24,602
							8/24/2007	62,500	(4)	$86,875
							8/24/2007	7,000	(5)	$9,730
							10/1/2007	24,167	(6)	$33,592

David R. Lumley							1/17/2006	50,000	(10)	$69,500
							10/2/2006	59,998	(3)	$82,007
							2/1/2007	50,000	(11)	$69,500
							8/24/2007	100,962	(4)	$140,337
							8/24/2007	12,000	(5)	$16,680
							10/1/2007	57,777	(6)	$80,310

John A. Heil							4/1/2005	25,000	(12)	$34,750
							4/1/2005	21,722	(2)	$30,194
							2/1/2006	4,500	(8)	$6,255
							2/1/2006	4,500	(9)	$6,255
							10/2/2006	47,198	(3)	$65,605
							2/1/2007	50,000	(11)	$69,500
							8/24/2007	86,538	(4)	$120,288
							8/24/2007	10,000	(5)	$13,900
							10/1/2007	49,782	(6)	$69,197

Amy J. Yoder							4/2/2007	35,000	(13)	$48,650
							8/24/2007	76,923	(4)	$106,923
							8/24/2007	9,000	(5)	$12,510
							10/1/2007	35,432	(6)	$49,250

(1)	Options vest on September 30, 2012, if executive remains employed by the Company.
(2)	Shares granted under Superior Achievement Program to provide incentives for senior management to integrate the acquired United Industries business. Shares would vest on February 7, 2008 if certain performance measures were met. It was determined these were not met; therefore, shares will vest on February 7, 2012 unless executive’s employment terminates for any reason prior to that date.

(3)	Represents performance-based restricted stock granted to executives pursuant to the Company’s 2007 LTIP, granted under the 2004 Rayovac Incentive Plan. The 2007 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 78.
(4)	Represents performance-based restricted stock granted to executives under the 1997 Rayovac Incentive Plan. The terms and details of these restricted stock grants are described under the heading “One-Time Performance-Based Restricted Stock Incentive Grant” beginning on page 83.
(5)	Represents performance-based restricted stock granted to executives during Fiscal 2007 pursuant to the Company’s 2008 LTIP, granted under the 1997 Rayovac Incentive Plan. The terms and details of the 2008 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 78.
(6)	Represents performance-based restricted stock granted to executives during Fiscal 2008 pursuant to the Company’s 2008 LTIP, granted under the 2004 Rayovac Incentive Plan. The terms and details of the 2008 LTIP restricted stock grants are described under the heading “Long Term Incentive Plan” beginning on page 78.
(7)	Represents time-based restricted stock granted to the executive under the 2004 Rayovac Incentive Plan. All such shares are time-based, with the restrictions as to 50% of the these shares to lapse on June 9, 2009 and the restrictions on the remaining 50% of these shares to lapse on June 9, 2010, provided that Mr. Hussey’s employment with the Company has not been terminated with cause by the Company or voluntarily by Mr. Hussey prior to such date.
(8)	50% of the shares will vest on December 1, 2009. The remaining 50% of the shares will also vest on December 1, 2009 if it is deemed performance measures are met and, if not, they vest on December 1, 2010 unless executive’s employment terminates for any reason prior to these date.
(9)	50% of the Shares vested on December 1, 2008 and the remaining 50% will vest on December 1, 2009 unless executive’s employment terminates for any reason prior to that date.
(10)	Shares vest on January 17, 2009 unless executive’s employment terminates for any reason prior to that date.
(11)	Shares vest on January 10, 2010 unless executives voluntarily terminates his employment for any reason other than good reason (as described under the heading “Termination in the event Mr. Lumley elects to invoke his right to terminate his employment for good reason” beginning on page 102 and under the heading “Termination in the event Mr. Heil elects to invoke his right to terminate his employment for good reason”, respectively) or employment is terminated for cause prior to that date.
(12)	Shares vested on October 1, 2008.
(13)	Shares will vest on March 31, 2010.

Option Exercises and Stock Vested

The following table and footnotes provide information regarding stock option exercises and stock vesting during Fiscal 2008 for the named executive officers. None of the named executive officers exercised any stock options during Fiscal 2008.

Option Exercises and Stock Vested Information

	Option Awards		Stock Awards
Name	Number Of Shares Exercised	Market Value Realized	Shares Acquired on Vesting	Market Value Realized
Kent J. Hussey	—	$—	—	$—
Anthony L. Genito	—	$—	11,978	$63,902
John A. Heil	—	$—	17,129	$90,869
David R. Lumley	—	$—	20,453	$108,503
Amy J. Yoder	—	$—	—	$—

Pension Benefits Table

None of our named executive officers participated in any Company pension plans during or as of the end of Fiscal 2008.

Non-Qualified Deferred Compensation

The following table and footnotes provide information regarding the Company’s non tax-qualified defined contribution and deferred compensation plans for each of the named executive officers who participate in any such plans. Mr. Genito and Ms. Yoder did not participate in any such plans. The plans are described under the heading “Deferral and Post-Termination Rights” beginning on page 85.

Nonqualified Deferred Compensation Table(1)

Name	Executive Contributions in FY 2008(2)	Company Contributions in FY 2008(3)	Aggregate Earnings in FY 2008(4)	Aggregate Withdrawals in FY 2008	Aggregate Balance at 9/30/2008(5)
Kent J. Hussey	$—	$112,500	$68,914	$—	$930,332
David R. Lumley	$—	$75,000	$12,480	$—	$168,480
John A. Heil	$—	$67,500	$15,483	$—	$209,019

(1)	For Fiscal 2008, the Company offers the SERP to certain executives. The participants in the SERP are Mr. Hussey, Mr. Lumley and Mr. Heil. On October 1 of every year, an amount equal to 15% of a participant’s annual base salary is credited to the participant’s account. In addition, each participant’s account receives an annual interest credit of 8%. Following the end of Fiscal 2008, the Company froze the SERP and fully vested all participants. Account balances of active participants as of the date the SERP was frozen will be paid their entire balance in January 2009.
(2)	The SERP does not require employee contributions, and the deferred compensation plan has no executives actively deferring any compensation.
(3)	Represents the 15% of annual base salary credit each participant in the SERP receives on October 1 of each year.
(4)	Represents the 8% interest credit each participant in the SERP receives per year and the earnings received on participants deferred compensation balance.
(5)	Represents balance for the SERP only as of September 30, 2008.

Termination and Change in Control Provisions

Awards under the Company’s Incentive Plans

Each named executive officer has received and currently holds stock options and/or restricted stock awards under the 1997 Rayovac Incentive Plan and the 2004 Rayovac Incentive Plan, including those made under the Company’s LTIP incentive program. As described above, Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil are also participants in the cash-based portion of the Company’s 2009 LTIP and in the 2009 MIP. Each of these incentive plans contain provisions triggered by a change in control of the Company. For purposes of these incentive plans, change in control generally means the occurrence of any of the following events:

(i)	the acquisition, by any individual, entity or group of beneficial ownership of 20% or more of either the then outstanding shares of Common Stock or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors;

(ii)	individuals who constituted the Board of Directors at the effective time of either of the plans and directors who are nominated and elected as their successors from time to time cease for any reason to constitute at least a majority of the Board;

(iii)	approval by the stockholders of the Company of a reorganization, merger, share exchange or consolidation; or

(iv)	approval by the stockholders of the Company of either a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company.

In the event of a change in control:

(i)	all stock options and stock appreciation rights outstanding as of the date the change in control occurs will become fully vested and exercisable;

(ii)	the restrictions and other conditions applicable to any restricted stock or other stock-based awards, including vesting requirements, will lapse, and the awards will become free of all restrictions and fully vested;

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

Spectrum Brands, Inc. Supplemental Executive Retirement Plan

As discussed under the heading “Deferral and Post-Termination Rights” beginning on page 85, Mr. Hussey, Mr. Lumley and Mr. Heil are continuing participants in the Company’s SERP. A participant earns a fully vested and nonforfeitable interest in his SERP account after five years of service to the Company, becoming 20% vested in each year. However, upon a change of control as defined under the SERP, or the death or disability of such participant, a participant immediately becomes fully-vested. Among the named executive officers that are participants in the SERP, only Mr. Heil and Mr. Lumley were not fully vested as of the end of Fiscal 2008. As a result, only Mr. Heil and Mr. Lumley would have been affected by this change in control provision as of the end of Fiscal 2008. As of September 30, 2008, Mr. Heil was 40% vested and Mr. Lumley was 20% vested. These vesting percentages increased to 60% and 40%, respectively, on October 1, 2008.

Participants in the SERP make irrevocable elections as to when they wish to begin receiving distributions under the SERP. Each participating executive officer has elected to receive distributions under the SERP following any termination of their employment with the Company.

Following the end of Fiscal 2008, the Company froze the SERP and fully vested all active participants. The account balances of active participants, including all participating executives, as of the date the SERP was frozen will be paid prior to the end of December 2009.

Executive-Specific Provisions

As discussed under the heading “Employment Agreements” beginning on page 74, (i) each of Mr. Hussey, Mr. Lumley, Mr. Heil and Mr. Genito are parties to continuing employment agreements with the Company that govern various aspects of the employment relationship, including the rights and obligations of the parties upon termination of that employment relationship and (ii) in connection with the end of the employment relationships with Ms. Yoder, the Company and Ms. Yoder have entered into a separation agreement governing the rights and obligations of the parties attending the end of the employment relationship. Set forth below is a brief description of the provisions of those agreements with respect to a termination of employment and/or in the event of a change in control.

Kent J. Hussey

The Company and Mr. Hussey, who was appointed Chief Executive Officer of the Company on May 23, 2007, are parties to an amended and restated employment agreement dated as of April 1, 2005, which was amended on June 29, 2007 and on June 9, 2008 (as amended, “Mr. Hussey’s employment agreement”). Mr. Hussey’s employment agreement contains the following provisions applicable upon the termination of Mr. Hussey’s employment with the Company or in the event of a change in control of the Company.

Employment relationship ends for any reason. Following the end of Mr. Hussey’s employment with the Company for any reason, Mr. Hussey is entitled to receive the following benefits: (i) the Company will reimburse Mr. Hussey for the reasonable expenses associated with Mr. Hussey’s tax preparation and financial planning services for a period of ten (10) years from the end of his employment and (ii) for a period of ten (10) years from the end of his employment, the Company will arrange to provide Mr. Hussey and his spouse with continuing medical, dental and life insurance benefits substantially similar to those provided to Mr. Hussey and his spouse by the Company immediately prior to the end of his employment with the Company, at no greater cost to Mr. Hussey than the cost to Mr. Hussey immediately prior to such date. The right to receive these benefits was triggered pursuant to Mr. Hussey’s employment agreement as then in effect upon his replacement as President and Chief Operating Officer of the Company, prior to the time he was named Chief Executive Officer.

Termination of Mr. Hussey for Cause or voluntarily by Mr. Hussey. In the event that Mr. Hussey’s employment with the Company is terminated for cause (as defined in Mr. Hussey’s employment agreement), or Mr. Hussey voluntarily terminates his employment (except pursuant to a constructive discharge, described below), then Mr. Hussey’s right to receive salary and benefits will cease as of the date of such termination, except that Mr. Hussey will be entitled to any of his rights and accrued benefits.

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

•

For the greater of the 24-month period immediately following such termination or the period ending on September 30, 2008, the Company will arrange to provide insurance, pension and all other benefits as are generally made available by the Company to its executive officers from time to time, including, without limitation, any SERP and/or medical expenses reimbursement plans, including the MERP, to Mr. Hussey and his dependents on a basis substantially similar to those provided to the Executive and his dependents by the Company immediately prior to the date of termination, at no greater cost to the Executive than the cost to the Executive immediately prior to such date. These benefits cease immediately upon the discovery by the Company of Mr. Hussey’s breach of the agreements not to compete, not to solicit customers or employees and to maintain the confidentiality of secret processes and confidential information provisions included in Mr. Hussey’s employment agreement, which extend, for a period of two years after his termination. In addition, these benefits will be reduced to the extent benefits of the same type are received by or made available to Mr. Hussey during the 24-month period following the termination of Mr. Hussey’s employment; provided, however, that the Company will reimburse Mr. Hussey for the excess, if any, of the cost of such benefits to Mr. Hussey over such cost immediately prior to the date of termination.

•	Any outstanding awards made pursuant to the Company’s Long Term Incentive Plan will become vested immediately.

Constructive Termination. Mr. Hussey’s employment agreement permits Mr. Hussey, under certain circumstances, to terminate his employment relationship upon the occurrence of a constructive termination (as defined below). The election by Mr. Hussey to terminate his employment as a result of the occurrence of an event of constructive termination is, for the purposes of Mr. Hussey’s employment agreement, as well as any stock option agreements or restricted stock award agreements between the Company and Mr. Hussey, treated as a termination by the Company without cause. As such, it would entitle Mr. Hussey, contingent upon his execution of a separation agreement with a release of claims agreeable to the Company, to receive those benefits described above under “Termination of Mr. Hussey without Cause or as a result of Death or Disability”. Constructive termination under Mr. Hussey’s employment agreement is defined as the occurrence of any of the following events without Mr. Hussey’s consent:

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

Change in Control. Under Mr. Hussey’s employment agreement, Mr. Hussey may elect to terminate his employment within 60 days following a change in control (as generally defined under the incentive plans), and, if Mr. Hussey executes a separation agreement with a release of claims agreeable to the Company, then such termination by Mr. Hussey will be treated as a termination by the Company without cause, and Mr. Hussey would be entitled to the benefits described above under “Termination of Mr. Hussey without Cause or as a result of Death or Disability”, except that instead of the Hussey Cash Severance, the Company will pay to Mr. Hussey as cash severance an amount in cash equal to double the sum of (i) Mr. Hussey’s base salary then in effect and (ii) the annual bonus (if any) earned pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs, which will be the full amount of such bonus even if Mr. Hussey terminates his employment before the end of such fiscal year. The Company may require that Mr. Hussey remain employed by the Company for up to a maximum of 3 months following the change in control.

As discussed under the heading “Retention Agreements,” beginning on page 82, Mr. Hussey is also party to a retention agreement between Mr. Hussey and the Company dated as of November 10, 2008 (“Mr. Hussey’s retention agreement”). Mr. Hussey’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Hussey’s employment with the Company is considered to have been terminated by the executive as a result of Constructive Termination (as defined in Mr. Hussey’s employment agreement and described above under “Constructive Termination”) or (ii) the Company terminates Mr. Hussey’s employment without Cause (as defined in Mr. Hussey’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

Anthony L. Genito

Mr. Genito is party to an employment agreement between such executive and the Company dated as of June 9, 2008 (“Mr. Genito’s employment agreement”). Mr. Genito’s employment agreement contains the following provisions applicable upon the termination of Mr. Genito’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or voluntary termination by the executive (other than for good reason). In the event that Mr. Genito is terminated for cause (as defined in Mr. Genito’s employment agreement) or terminates his employment voluntarily, other than for good reason (as defined below), Mr. Genito’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Genito is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Genito would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Genito accrued pay and benefits.

Termination without Cause or for Death or Disability. If the employment of Mr. Genito with the Company is terminated by the Company without cause or due to Mr. Genito’s death or disability, Mr. Genito is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

•

pay Mr. Genito two times the sum of (i) the executive’s base salary in effect immediately prior to the executive’s termination and (ii) (x) if such termination occurs on or prior to September 30, 2009, Mr. Genito’s then-current target annual bonus award or (y) if such termination occurs after September 30, 2009, Mr. Genito’s target annual bonus award for the fiscal year immediately preceding the fiscal year in which such termination occurs ratably over the 24-month period immediately following the executive’s termination;

•

pay Mr. Genito the pro rata portion of the annual bonus (if any) earned by the executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year in which such termination occurs, to be paid at the time such bonuses are paid to continuing employees of the Company for such fiscal year, but no later than December 31 immediately following the end of the fiscal year in which such termination occurs; and

•

for the 24-month period immediately following such termination arrange to provide Mr. Genito and his dependents with the insurance and other benefits on a basis substantially similar to those provided to the executive and his dependents by the Company immediately prior to the date of termination at no greater cost to the executive or the Company than the cost to the executive and the Company immediately prior to such date. These benefits will cease immediately upon the discovery by the Company of the executive’s breach of the agreement not to compete and secret processes and confidentiality provisions included in his employment agreement. Mr. Genito’s employment agreement includes non-competition and non-solicitation provisions that extend for one year following the executive’s termination and confidentiality provisions that extend for two years following the executive’s termination.

Termination in the event that Mr. Genito elects to invoke his right to terminate his employment for good reason. Mr. Genito’s employment agreement permits him, under certain circumstances, to terminate his employment relationship upon the occurrence of an event of good reason. Except as modified by the next paragraph, the election by Mr. Genito to terminate his employment as a result of the occurrence of an event of good reason is, for the purposes of Mr. Genito’s employment agreement as well as any stock option agreements or restricted stock award agreements with the Company, treated as a termination by the Company without cause. As such, it would entitle Mr. Genito, contingent upon such executive’s execution of a separation agreement with a release of claims agreeable to the Company, to receive the pay and benefits described above under “Termination without Cause or for Death or Disability”. For Mr. Genito, good reason is defined as the occurrence of any of the following events without Mr. Genito’s consent:

(i)	any material reduction in Mr. Genito’s annual base salary;

(ii)	the required relocation of such executive’s place of principal employment to an office more than 50 miles, from Mr. Genito’s current office, or the requirement by the Company that Mr. Genito be based at an office other than the his current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Genito’s responsibilities, authorities, powers, functions or duties, provided that the Company may replace Mr. Genito as Chief Accounting Officer of the Company without implicating this subsection;

(iv)	a breach by the Company of any of its other material obligations under Mr. Genito’s employment agreement, if not cured within thirty (30) days after written notice of such breach; or

(v)	the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform Mr. Genito’s employment agreement.

As discussed under the heading “Retention Agreements,” beginning on page 82, Mr. Genito is also party to a retention agreement between Mr. Genito and the Company dated as of June 9, 2008 (“Mr. Genito’s retention agreement”). Mr. Genito’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Genito’s employment with the Company is considered to have been terminated by the executive for good reason (as defined in Mr. Genito’s employment agreement and described above under “Termination in the event that Mr. Genito elects to invoke his right to terminate his employment for good reason”) or (ii) the Company terminates Mr. Genito’s employment without cause (as defined in Mr. Genito’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

David R. Lumley

Mr. Lumley is a party to an amended and restated employment agreement between Mr. Lumley and the Company dated as of January 16, 2007, as amended on November 10, 2008 ( “Mr. Lumley’s employment agreement”). Mr. Lumley’s employment agreement contains the following provisions applicable upon the termination of Mr. Lumley’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or voluntary termination by the executive (other than for good reason). In the event that the Mr. Lumley is terminated for cause (as defined in the applicable employment agreement) or terminates his employment voluntarily, other than for good reason (as defined below), the executive’s salary and other benefits provided under his employment agreement cease at the time of such termination and such executive is entitled to no further compensation under his employment agreement. Notwithstanding this, the executive would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to the executive accrued pay and benefits.

Termination without Cause or for Death or Disability. If the employment of Mr. Lumley with the Company is terminated by the Company without cause or due to the executive’s death or disability, the terminated executive is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

•

pay Mr. Lumley two times the sum of (i) the executive’s base salary in effect immediately prior to the executive’s termination and (ii) the annual bonus (if any) earned by the executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which the executive was terminated ratably over the 24-month period immediately following the executive’s termination (the “Lumley Cash Severance”);

•	pay Mr. Lumley the pro rata portion of the target annual bonus for the fiscal year in which the termination occurs promptly following the executive’s termination; and

•

for the greater of (i) the 24-month period immediately following such termination or (ii) the time remaining until September 30, 2010, arrange to provide the executive and his dependents with the insurance and other benefits generally made available from time to time by the Company to its executive officers who report to the Chief Executive Officer, on a basis substantially similar to those provided to the executive and his or her dependents by the Company immediately prior to the date of termination at no greater cost to the executive or the Company than the cost to the executive and the Company immediately prior to such date. These benefits will cease immediately upon the discovery by the Company of the executive’s breach of the agreement not to compete and secret processes and confidentiality provisions included in his employment agreement. Mr. Lumley’s employment agreement includes non-competition and non-solicitation provisions that extend for one year following the executive’s termination and confidentiality provisions that extend for two years following the executive’s termination.

Termination in the event that Mr. Lumley elects to invoke his right to terminate his employment for good reason. The employment agreement for Mr. Lumley permits him, under certain circumstances, to terminate his employment relationship upon the occurrence of an event of good reason. Except as modified by the next paragraph, the election by such executive to terminate his employment as a result of the occurrence of an event of good reason is, for the purposes of Mr. Lumley’s employment agreement as well as any stock option agreements or restricted stock award agreements with the Company, treated as a termination by the Company without cause. As such, it would entitle the executive, contingent upon such executive’s execution of a separation agreement with a release of claims agreeable to the Company, to receive the pay and benefits described above under “Termination without Cause or for Death or Disability”. For Mr. Lumley, good reason is defined as the occurrence of any of the following events without such executive’s consent:

(i)	any reduction in the applicable executive’s annual base salary or MIP target level;

(ii)	the required relocation of Mr. Lumley’s place of principal employment to an office more than 75 miles, from Mr. Lumley’s current office, or the requirement by the Company that the executive be based at an office other than the such executive’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of the executive’s responsibilities, authorities, powers, functions or duties; or

(iv)	a breach by the Company of any of its other material obligations under Mr. Lumley’s employment agreement, if not cured within thirty (30) days after written notice of such breach;

(v)	As more fully described below the sale of Global Batteries and Personal Care.

As described above, one event of “good reason” for Mr. Lumley is deemed to occur upon the sale of Global Batteries and Personal Care. However, the right of Mr. Lumley to terminate his employment as a result of such a sale is contingent upon Mr. Lumley electing to exercise that right during the 60 day period preceding the one year anniversary of the closing of the sale with the termination of employment to be effective on the one year anniversary date of such closing and that as a further condition executive will have remained employed by the acquirer of the business segment during the full one year period following such closing date. During such one-year period, the executive would be guaranteed an annual bonus of 100% of his target bonus amount. Unless the executive is terminated at the time of such sale, the Company is obligated to deposit in escrow on the closing date of the sale an amount equal to double the sum of (i) such executive’s annual base salary and (ii) the target MIP award amount such executive would be eligible to receive if the Company met 100% of the applicable performance goals established by the Board of Directors or, if higher, the amount of the MIP award made to such executive for the fiscal year ending immediately prior to the closing of such sale. If such executive’s employment is terminated without cause or by reason of death or disability following the closing date of the sale but before the first anniversary of the closing date of the sale or upon the executive’s proper election to terminate his or her employment for good reason, then the escrow agent will pay out the escrowed amount to the executive over 24 months in lieu of the Lumley Cash Severance. The executive would then also be entitled to receive those benefits described above under “Termination of Mr. Lumley without Cause or for Death or Disability” other than the Lumley Cash Severance.

As discussed under the heading “Retention Agreements,” beginning on page 82, Mr. Lumley is also party to a retention agreement between Mr. Lumley and the Company dated as of June 9, 2008 (“Mr. Lumley’s retention agreement”). Mr. Lumley’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Lumley’s employment with the Company is considered to have been terminated by the executive for Good Reason (as defined in Mr. Lumley’s employment agreement and described above under “Termination in the event that Mr. Lumley elects to invoke his right to terminate his employment for good reason”) or (ii) the

Company terminates Mr. Lumley’s employment without Cause (as defined in Mr. Lumley’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

John A. Heil

Mr. Heil is a party to an amended and restated employment agreement between Mr. Heil and the Company dated as of January 16, 2007, as amended on November 10, 2008 (“Mr. Heil’s employment agreement”). Mr. Heil’s employment agreement contains the following provisions applicable upon the termination of Mr. Heil’s employment with the Company or in the event of a change in control of the Company.

Termination for Cause or voluntary termination by the executive (other than for good reason). In the event that the Mr. Heil is terminated for cause (as defined in the applicable employment agreement) or terminates his employment voluntarily, other than for good reason (as defined below), the executive’s salary and other benefits provided under his employment agreement cease at the time of such termination and such executive is entitled to no further compensation under his employment agreement. Notwithstanding this, the executive would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to the executive accrued pay and benefits.

Termination without Cause or for Death or Disability. If the employment of Mr. Heil with the Company is terminated by the Company without cause or due to the executive’s death or disability, the terminated executive is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

•

pay Mr. Heil two times the sum of (i) the executive’s base salary in effect immediately prior to the executive’s termination and (ii) the annual bonus (if any) earned by the executive pursuant to any annual bonus or incentive plan maintained by the Company in respect of the fiscal year ending immediately prior to the fiscal year in which the executive was terminated ratably over the 24-month period immediately following the executive’s termination (the “Heil Cash Severance”);

•	pay the executive the pro rata portion of the target annual bonus for the fiscal year in which the termination occurs promptly following the executive’s termination; and

•

for the greater of (i) the 24-month period immediately following such termination or (ii) the time remaining until September 30, 2010, arrange to provide the executive and his dependents with the insurance and other benefits generally made available from time to time by the Company to its executive officers who report to the Chief Executive Officer, on a basis substantially similar to those provided to the executive and his or her dependents by the Company immediately prior to the date of termination at no greater cost to the executive or the Company than the cost to the executive and the Company immediately prior to such date. These benefits will cease immediately upon the discovery by the Company of the executive’s breach of the agreement not to compete and secret processes and confidentiality provisions included in Mr. Heil’s employment agreement. Mr. Heil’s employment agreements includes non-competition and non-solicitation provisions that extend for one year following the executive’s termination and confidentiality provisions that extend for two years following the executive’s termination.

Termination in the event that Mr. Heil elects to invoke his right to terminate his employment for good reason. Mr. Heil’s employment agreement permits him, under certain circumstances, to terminate his employment relationship upon the occurrence of an event of good reason. Except as modified by the next paragraph, the election by Mr. Heil to terminate his employment as a result of the occurrence of an event of good reason is, for the purposes of Mr. Heil’s employment agreement as well as any stock option agreements or restricted stock award agreements with the Company, treated as a termination by the Company without cause. As such, it would entitle the executive, contingent upon such executive’s execution of a separation agreement with a release of claims agreeable to the Company, to receive the pay and benefits described above under “Termination without Cause or for Death or Disability”. Good reason is defined as the occurrence of any of the following events without Mr. Heil’s consent:

(i)	any reduction in Mr. Heil’s annual base salary or MIP target level;

(ii)	the required relocation of Mr. Heil’s place of principal employment to an office more than 40 miles from Mr. Heil’s current office, or the requirement by the Company that the executive be based at an office other than Mr. Heil’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Heil’s responsibilities, authorities, powers, functions or duties; or

(iv)	a breach by the Company of any of its other material obligations under Mr. Heil’s employment agreement, if not cured within thirty (30) days after written notice of such breach;

(v)	the failure of the Company to obtain the agreement of any successor to the Company to assume and agree to perform Mr. Heil’s employment agreement; or

(vi)	As more fully described below, the sale of the Global Pet Supplies business segment.

As described above, one event of “good reason” for Mr. Heil is deemed to occur upon the sale of Global Pet Supplies. However, the right of Mr. Heil to terminate his employment as a result of such a sale is contingent upon the executive electing to exercise that right during the 60 day period preceding the one year anniversary of the closing of the sale with the termination of employment to be effective on the one year anniversary date of such closing and that as a further condition executive will have remained employed by the acquirer of the business segment during the full one year period following such closing date. During such one-year period, the executive would be guaranteed an annual bonus of 100% of his target bonus amount. Unless the executive is terminated at the time of such sale, the Company is obligated to deposit in escrow on the closing date of the sale an amount equal to double the sum of (i) such executive’s annual base salary and (ii) the target MIP award amount such executive would be eligible to receive if the Company met 100% of the applicable performance goals established by the Board of Directors or, if higher, the amount of the MIP award made to such executive for the fiscal year ending immediately prior to the closing of such sale. If such executive’s employment is terminated without cause or by reason of death or disability following the closing date of the sale but before the first anniversary of the closing date of the sale or upon the executive’s proper election to terminate his employment for good reason, then the escrow agent will pay out the escrowed amount to the executive over 24 months in lieu of the Heil Cash Severance. The executive would then also be entitled to receive those benefits described above under “Termination of Mr. Heil without Cause, for Death or Disability” other than the Heil Cash Severance.

As discussed under the heading “Retention Agreements,” beginning on page 82, Mr. Heil is also party to a retention agreement between Mr. Heil and the Company dated as of August 5, 2008 (“Mr. Heil’s retention agreement”). Mr. Heil’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Heil’s employment with the Company is considered to have been terminated by the executive for Good Reason (as defined in Mr. Heil’s employment agreement and described above under “Termination in the event that Mr. Heil elects to invoke his right to terminate his employment for good reason”) or (ii) the Company terminates Mr. Heil’s employment without Cause (as defined in Mr. Heil’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

Amy J. Yoder

Ms. Yoder was the President, United Industries of the Company until October 8, 2008. In connection with her departure, the Company and Ms. Yoder entered into a separation agreement and release dated as of October 8, 2008.

In connection with Ms. Yoder’s separation agreement she received or is entitled to receive the following cash amounts:

•

$500,000, in 15 monthly installments of $33,333.33 which began on November 30, 2008 and have continued and will continue thereafter on the 15th day of each succeeding month until and including January 30, 2010; and

•

$114,000, in 15 monthly installments of $7,600 which began on November 30, 2008 and have continued and will continue thereafter on the 15th day of each succeeding month until and including January 30, 2010; and

•	$114,000, in November 2008, representing the 2008 MIP award for Ms. Yoder for Fiscal 2008, based on the actual performance of the Company for Fiscal 2008.

•

$250,000, paid in November 2008, representing the 2008 cash-based LTIP award for Ms. Yoder for Fiscal 2008, based on the actual performance of the Company for Fiscal 2008 and the guaranteed cash-based LTIP payment level for Fiscal 2008 described above under “Long Term Incentive Plan” starting on page 78.

•	$225,000, to be paid on or before December 31, 2008.

In addition, Ms. Yoder received or is receiving the non-cash benefits set forth below:

•

For the 15-month period which began on November 1, 2008, Ms. Yoder has been and will be permitted to continue participating in the following plans at the same levels as those provided to Ms. Yoder and her dependents by the Company prior to her termination, with the cost of each such benefit for any plan year to be borne by Ms. Yoder and the Company in the same proportions as they are borne by then-current Executive Committee members and the Company for such plan year: (i) medical and dental insurance; (ii) life insurance; (iii) supplemental executive life insurance; (iv) long-term disability insurance; and (v) supplemental long-term disability insurance.

•

Any restrictions still in effect with respect to any outstanding shares of restricted stock previously awarded to Ms. Yoder will lapse in accordance with the provisions of the restricted stock award agreements evidencing the awards of such restricted stock.

•	Ms. Yoder will continue to receive her monthly car allowance of $1500 per month until January 30, 2010.

•	Outplacement services through April 8, 2009, up to a maximum cost to the Company of $12,000.

Ms. Yoder’s separation agreement includes a covenant not to sue and incorporates the covenant not to compete, which extends for a period of one year following her termination, and the covenant to maintain the confidentiality of secret processes and confidential information, which extends generally for a period of two years following her termination, included in her employment agreement. Were Ms. Yoder to violate any of these provisions, the Company would be permitted to discontinue or seek to recover all of the payments, benefits and other rights provided in exchange for acceptance of Ms. Yoder’s separation agreement.

Table of Amounts payable upon Termination or Change in Control

The following tables set forth (i) the amounts that would have been payable at September 30, 2008 to each of Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil under the various scenarios for termination of employment or a change-in-control of the Company had such scenarios occurred on September 30, 2008 and (ii) the actual amounts payable to Ms. Yoder as a result of the termination of her employment relationship with the Company.

Kent J. Hussey

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement		Good Reason		Without Cause		Death		Disability		Change In Control (CIC & Exec Term)
Cash Severance(1)	$—		$3,946,500		$3,946,500		$3,946,500		$3,946,500		$4,584,938
LTIP Cash(2)	$—		$721,875		$721,875		$721,875		$721,875		$721,875
Equity
Time-Lapse Restricted Stock(3)	$—		$264,732		$264,732		$264,732		$264,732		$529,465
Performance Shares(4)	$—		$262,824		$262,824		$262,824		$262,824		$525,648
Stock Options(5)
—Vested Options not Exercised	$—		$—		$—		$—		$—		$—
—Unvested Options not Exercised	$—		$—		$—		$—		$—		$—
Total	$—		$527,556		$527,556		$527,556		$527,556		$1,055,113
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(6)	$935,654	(6a)	$1,180,421	(6a)	$1,180,421	(6a)	$1,174,392	(6b)	$1,180,421	(6c)	$1,180,421	(6c)
Other Benefits
Health and Welfare(7)	$400,000		$400,000		$400,000		$400,000		$400,000		$400,000
Financial Planning(8)	$300,000		$300,000		$300,000		$300,000		$300,000		$300,000
Total	$700,000		$700,000		$700,000		$700,000		$700,000		$700,000
Tax Gross-Up(9)	$—		$—		$—		$—		$—		$—
Total (10)	$1,635,654		$7,076,352		$7,076,352		$7,070,323		$7,076,352		$8,242,347

(1)	Upon termination for good reason, death, disability or without cause, Mr. Hussey is entitled to a lump sum cash severance payment in the amount of two times the sum of his current base salary and actual 2007 fiscal year bonus. In the event of a change in control, Mr. Hussey is eligible for the same severance benefit previously described except that actual 2007 fiscal year bonus is replaced with actual 2008 fiscal year bonus as was reported in the summary compensation table.
(2)	Amount represents the accelerated cash-based LTIP award benefit that was earned in Fiscal 2008 but would have been paid in November of 2009.
(3)	Amounts reflect 190,455 shares of time-based restricted stock where restrictions lapse and become fully vested upon termination for good reason, termination without cause, disability, death or change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents. For all other termination scenarios, the value is calculated using the stock price at the fiscal year end ($1.39 per share).
(4)	Reflects 189,082 shares of restricted stock awarded under performance share awards. Awards fully vest according to plan provisions upon termination for good reason, without cause, death, disability or change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents. For all other termination scenarios, the value is calculated using the stock price at the fiscal year end ($1.39 per share).
(5)	There are 12,750 unvested options that would immediately vest upon a change in control. All vested and unvested options are underwater as of the end of the fiscal year and therefore there is no associated value for these awards.
(6)	Mr. Hussey has previously elected to receive payout of his SERP balance on the next January 1 after his termination date. As a result of the application of Section 409A of the Internal Revenue Code, the value of the payment would be paid on April 1, 2008. Upon death, payment of account balance is made immediately with two additional contribution payments of $112,500 being made on October 1, 2007 and October 1, 2008. Following the end of Fiscal 2008, the Company froze the SERP and fully vested all participants and account balances of active participants as of the date the SERP was frozen will be paid their entire balance in January 2009.
(6a)	Amount represents the present value of the accounts payable at the benefit payment date. The discount value used to calculate the present value is 120% of the applicable Federal short-term rate of 2.86%.

(6b)	Upon death, the entire account balance is fully vested and paid. Additional contribution credits are made according to the terms of the executive’s employment agreement. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated.
(6c)	There is full vesting upon disability or change in control of the entire account balance. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated.
(7)	Regardless of reason for termination of employment, the benefit reflects 10 years of medical, dental and life insurance benefits substantially similar to those provided to the executive and his spouse immediately prior to the termination.
(8)	Amount reflects 10 years of tax preparation and financial planning services upon retirement.
(9)	The executive would not owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(10)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2008. These amounts do not take into account amounts that would be payable to the executive in the event of the termination of such executive’s employment or a change in control pursuant to that certain retention agreement entered into between the Company and the executive following the end of Fiscal 2008, pursuant to which, if such executive continues to be employed by the Company through December 31, 2008 and December 31, 2009 such executive would on each such date a payment in an amount equal to 75% of such executive’s annual base salary on the date the retention agreement was executed. In the event that prior to December 31, 2009 (i) the executive’s employment with the Company is considered to have been terminated by the executive for Good Reason (as defined in the relevant employment agreement) or (ii) the Company terminates executive’s employment without Cause (as defined in the relevant employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid. For more information on this retention agreement, please see the discussion under Retention Agreement on page 82. These amounts also do not take into account amounts that would be payable to the executive in the event of the termination of such executive’s employment or a change in control pursuant to the additional incentive structure entered into following the end of Fiscal 2008, under which the executive would be entitled to receive an additional amount equal to fifty percent of such executive’s target LTIP amount, based on such executive’s salary as of the end of Fiscal 2008, contingent upon continued employment and payable in two installments, the first of which occurred in November 2008 and the second of which will be made on or before December 31, 2009. For more information on this incentive plan, please see the discussion under Long Term Incentive Plan on page 78.

Anthony L. Genito

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement	Without Cause		Death		Disability		Change In Control (CIC & Exec Term)
Cash Severance(1)	$—	$1,500,000		$1,500,000		$1,500,000		$1,500,000
Retention Award(2)	$—	$562,500		$—		$—		$562,500
LTIP Cash(3)	$—	$187,500		$187,500		$187,500		$187,500
Equity
Time-Lapse Restricted Stock(4)	$—	$45,254	(4a)	$45,254	(4a)	$45,254	(4a)	$116,476	(4b)
Performance-accelerated Restricted Stock(5)	$—	$—		$—		$—		$5,588	(5a)
Performance Shares(6)	$—	$106,370		$106,370		$106,370		$106,370
Total	$—	$151,624		$151,624		$151,624		$334,804
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(7)	$—	$—		$—		$—		$—
Other Benefits
Health and Welfare(8)	$—	$80,000		$80,000		$80,000		$80,000
Tax Gross-Up(9)	$—	$—		$—		$—		$—
Total (10)	$—	$2,481,624		$1,919,124		$1,919,124		$2,664,804

(1)	Reflects cash severance of two times the sum of Mr. Genito’s base salary and target MIP award. Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect the remaining portion of the retention incentive that would be paid in full for termination without cause, for good reason or upon a change in control.
(3)	Amount represents the accelerated cash-based LTIP award benefit that was earned in Fiscal 2008 but would have been paid in November of 2009.
(4)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements.
(4a)	Reflects 32,557 shares of unvested restricted stock that will continue to vest upon termination without cause, death or disability. The value is calculated using the stock price at the fiscal year end ($1.39 per share).
(4b)	Reflects 41,898 shares of unvested shares of restricted stock that will immediately vest upon change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents.
(5)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements.
(5a)	Reflects 2,010 shares of unvested shares of performance-accelerated restricted stock that will immediately vest upon change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents.
(6)	Reflects 76,525 shares of restricted stock awarded under performance share awards. Awards continue to vest according to plan provisions upon termination without cause, death or disability. All restrictions lapse and the awards become fully vested in the event of a change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents. For all other termination scenarios, the value is calculated using the stock price at the fiscal year end ($1.39 per share).
(7)	Mr. Genito does not participate in the nonqualified deferred compensation plan and therefore has no account balance.
(8)	Reflects 24 months of health and welfare benefit continuation for Mr. Genito and his dependents.
(9)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code but the Company does not provide any tax gross-up payment to cover this tax.
(10)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2008. These amounts do not take into account amounts that would be payable to the executive in the event of the termination of such executive’s employment or a change in control pursuant to the additional incentive structure entered into following the end of Fiscal 2008, under which the executive would be entitled to receive an additional amount equal to fifty percent of such executive’s target LTIP amount, based on such executive’s salary as of the end of Fiscal 2008, contingent upon continued employment and payable in two installments, the first of which occurred in November 2008 and the second of which will be made on or before December 31, 2009. For more information on this incentive plan, please see the discussion under Long Term Incentive Plan on page 78.

David R. Lumley

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement		Good Reason (1 yr Upon Sale of Legacy)		Good Reason (No Sale of Legacy)		Without Cause		Death		Disability		Change In Control(9) (1 yr Upon Sale of Legacy)		Change In Control(10) (No Sale of Legacy)
Cash Severance(1)	$—		$2,823,030		$2,823,030		$2,823,030		$2,823,030		$2,823,030		$2,823,030		$2,823,030
Retention Award(2)	$—		$787,500		$787,500		$787,500		$—		$—		$787,500		$787,500
LTIP Cash(3)	$—		$433,125		$433,125		$433,125		$433,125		$433,125		$433,125		$433,125
Equity
Time-Lapse Restricted Stock(4)	$—		$334,608	(4a)	$334,608	(4a)	$334,608	(4a)	$334,608	(4a)	$334,608	(4a)	$808,216	(4b)	$808,216	(4b)
Performance Shares(5)	$—		$43,646		$43,646		$43,646		$43,646		$43,646		$87,292		$87,292
Total	$—		$378,254		$378,254		$378,254		$378,254		$378,254		$895,508		$895,508
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(6)	$67,777	(6a)	$130,082	(6a)	$130,082	(6a)	$130,082	(6a)	$323,790	(6b)	$325,204	(6c)	$325,204	(6c)	$325,204	(6c)
Other Benefits
Health and Welfare(7)	$—		$80,000		$80,000		$80,000		$80,000		$80,000		$80,000		$80,000
Tax Gross-Up(8)	$—		$—		$—		$—		$—		$—		$—		$—
Total (11) (11	$67,677		$4,631,991		$4,631,991		$4,631,991		$4,038,199		$4,039,613		$5,344,367		$5,344,367

(1)	Reflects cash severance payment of two times the sum of the executive’s current base salary and the actual 2007 fiscal year bonus (except in the case of termination for good reason or change in control in relation to the sale of the Batteries and Global Battery Personal Care and provided that the executive continues employment for one year following such sale, the target bonus amount the executive would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale (i.e. 2008) is used). Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect the remaining portion of the retention incentive that would be paid in full for termination without cause, for good reason or upon a change in control.
(3)	Amount represents the accelerated cash-based LTIP award benefit that was earned in Fiscal 2008 but would have been paid in November of 2009.
(4)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements.
(4a)	Reflects 240,725 shares of unvested restricted stock that will continue to vest upon termination for good reason, without cause, death, or disability. The value is calculated using the stock price at the fiscal year end ($1.39 per share).
(4b)	Reflects 290,725 shares of unvested restricted stock that will immediately vest upon change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents.
(5)	Reflects 31,400 shares of unvested restricted stock issued under performance share awards. Awards continue to vest according to plan provisions upon termination for good reason, without cause, death or disability. All restrictions lapse and the award becomes fully vested in the event of a change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents. In all other cases, the value is calculated using the stock price at the fiscal year end ($1.39 per share).
(6)	Mr. Lumley has previously elected to receive payout of his SERP balance on the next January 1 following his termination date. As a result of the application of Section 409A of the Internal Revenue Code, the value of the payment would be paid on April 1, 2008. Upon death, payment of account balance is made immediately with two additional contribution payments of $78,750 being made on October 1, 2008 and October 1, 2009. Following the end of Fiscal 2008, the Company froze the SERP and fully vested all participants and account balances of active participants as of the date the SERP was frozen will be paid their entire balance in January 2009.

(6a)	Amount represents the present value of the accounts payable at the benefit payment date. The discount value used to calculate the present value is 120% of the applicable Federal mid-term rate of 2.86%.
(6b)	Upon death, the entire account balance is fully vested and paid. Additional contribution credits are made according to the terms of the executive’s employment agreement. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using 120% of the applicable Federal short-term rate of 2.86%.
(6c)	There is full vesting upon disability or change in control of the entire account balance. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated in 6a.
(7)	Reflects 24 months of insurance and other benefits continuation for the executive and his dependents.
(8)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(9)	This termination scenario assumes the executive separates from service one year following the sale of their business segment subsequent to a change in control.
(10)	This termination scenario assumes the executive separates from service immediately following a change in control. The sale of their business segment is irrelevant in the severance payment calculations under this scenario.
(11)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2008. These amounts do not take into account the increase of executive’s base salary to $600,000, which occurred following the end of Fiscal 2008. These amounts also do not take into account amounts that would be payable to the executive in the event of the termination of such executive’s employment or a change in control pursuant to the additional incentive structure entered into following the end of Fiscal 2008, under which the executive would be entitled to receive an additional amount equal to fifty percent of such executive’s target LTIP amount, based on such executive’s salary as of the end of Fiscal 2008, contingent upon continued employment and payable in two installments, the first of which occurred in November 2008 and the second of which will be made on or before December 31, 2009. For more information on this incentive plan, please see the discussion under Long Term Incentive Plan on page 78.

John A. Heil

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement		Good Reason (1 yr Upon Sale of Pet)		Good Reason (No Sale of Pet)		Without Cause		Death		Disability		Change In Control(10) (1 yr Upon Sale of Pet)		Change In Control(11) (No Sale of Pet)
Cash Severance(1)	$—		$1,800,000		$1,602,934		$1,602,934		$1,602,934		$1,602,934		$1,800,000		$1,602,934
Retention Award(2)	$—		$675,000		$675,000		$675,000		$—		$—		$675,000		$675,000
LTIP Cash(3)	$—		$337,500		$337,500		$337,500		$337,500		$337,500		$337,500		$337,500
Equity
Time-Lapse Restricted Stock(4)	$—		$172,343	(4a)	$172,343	(4a)	$172,343	(4a)	$172,343	(4a)	$172,343	(4a)	$487,084	(4b)	$487,084	(4b)
Performance-accelerated Restricted Stock(5)	$—		$—		$—		$—		$—		$—		$12,510	(5a)	$12,510	(5a)
Performance Shares(6)	$—		$157,682		$157,682		$157,682		$157,682		$157,682		$315,363		$315,363
Total	$—		$330,025		$330,025		$330,025		$330,025		$330,025		$814,957		$814,957
Retirement Benefits
NQ Defined Contribution Benefit (SERP)(7)	$126,129	(7a)	$206,234	(7a)	$206,234	(7a)	$206,234	(7a)	$342,142	(7b)	$343,723	(7c)	$343,723	(7c)	$343,723	(7c)
Other Benefits
Health and Welfare(8)	$—		$80,000		$80,000		$80,000		$80,000		$80,000		$80,000		$80,000
Tax Gross-Up(9)	$—		$—		$—		$—		$—		$—		$—		$—
Total (12)	$126,129		$3,428,759		$3,231,693		$3,231,693		$2,692,601		$2,694,182		$4,051,180		$3,854,114

(1)	Reflects cash severance payment of two times the sum of the executive’s current base salary and the actual 2007 fiscal year bonus (except in the case of termination for good reason or change in control in relation to the sale of the Global Pet Supplies business and provided that the executive continues employment for one year following such sale, the target bonus amount the executive would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale (i.e., 2008) would be used). Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect the remaining portion of the retention incentive that would be paid in full for termination without cause, for good reason or upon a change in control.
(3)	Amount represents the accelerated cash-based LTIP award benefit that was earned in Fiscal 2008 but would have been paid in November of 2009.
(4)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements.
(4a)	Reflects 123,988 shares of unvested restricted stock that will continue to vest upon termination for good reason, without cause, death or disability. An additional 53,472 unvested shares are forfeited upon termination in accordance with their equity award agreements. The value is calculated using the stock price at the fiscal year end ($1.39 per share).
(4b)	Reflects 158,283 shares of unvested restricted stock that will immediately vest upon change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents.
(5)	Amounts reflect restricted stock awards where restrictions lapse upon termination according to provisions under the award’s respective equity agreements. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents.
(5a)	Reflects 4,500 shares of unvested performance-accelerated restricted stock that will immediately vest upon change in control.

(6)	Reflects 113,440 shares of unvested restricted stock awarded under performance share awards. Awards continue to vest according to plan provisions upon termination for good reason, without cause, death or disability. All restrictions lapse and the award becomes fully vested in the event of a change in control. Change in control value is calculated using the highest stock price during the 60 day period prior to the termination using an assumed September 30, 2008 termination date ($2.78 per share), pursuant to the applicable incentive plan governing documents. In all other cases, the value is calculated using the stock price at the fiscal year end ($1.39 per share).
(7)	Mr. Heil has previously elected to receive payout of his SERP balance on the next January 1 following his termination date. As a result of the application of Section 409A of the Internal Revenue Code, had termination occurred the value of the payment would be paid on April 1, 2008. Upon death, payment of account balance is made immediately with two additional contribution payments of $67,500 being made on October 1, 2008 and October 1, 2009. Following the end of Fiscal 2008, the Company froze the SERP and fully vested all participants and account balances of active participants as of the date the SERP was frozen will be paid their entire balance in January 2009.
(7a)	Amount represents the present value of the accounts payable at the benefit payment date. The discount value used to calculate the present value is 120% of the applicable Federal mid-term rate of 2.86% for Mr. Heil.
(7b)	Upon death, the entire account balance is fully vested and paid. Additional contribution credits are made according to the terms of the executives employment agreements. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using 120% of the applicable Federal short-term rate of 2.86%
(7c)	There is full vesting upon disability or change in control of the entire account balance. Amounts shown represent the present value of the account balances that would be paid at the benefit payment date using discount rate assumptions previously stated in 7a.
(8)	Reflects 24 months of insurance and other benefits continuation for the executive and their dependents.
(9)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(10)	This termination scenario assumes the executive separates from service one year following the sale of their business segment subsequent to a change in control.
(11)	This termination scenario assumes the executive separates from service immediately following a change in control. The sale of their business segment is irrelevant in the severance payment calculations under this scenario.
(12)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2008. These amounts do not take into account the increase of executive’s base salary to $500,000, which occurred following the end of Fiscal 2008. These amounts also do not take into account amounts that would be payable to the executive in the event of the termination of such executive’s employment or a change in control pursuant to the additional incentive structure entered into following the end of Fiscal 2008, under which the executive would be entitled to receive an additional amount equal to fifty percent of such executive’s target LTIP amount, based on such executive’s salary as of the end of Fiscal 2008, contingent upon continued employment and payable in two installments, the first of which occurred in November 2008 and the second of which will be made on or before December 31, 2009. For more information on this incentive plan, please see the discussion under Long Term Incentive Plan on page 78.

Amy J. Yoder

	Amy J. Yoder
Termination Date	October 8, 2008
Cash Severance
Salary	$500,000	(1)
Bonus	$114,000	(2)
2008 Bonus (Earned/Paid)	$114,000	(3)
2008 LTIP Cash	$250,000	(4)
Unused Vacation	$26,153	(5)
Cash Award	$225,000	(6)
Equity Awards
Unvested Restricted Stock	$229,842	(7)
Other Benefits
Welfare Benefits	$64,063	(8)
Company Car	$22,500	(9)
Outplacement	$12,000	(10)
Total	$1,557,557

(1)	Reflects base salary continuation with monthly installments of $33,333.33 paid from November 30, 2008 through January 30, 2010.
(2)	Reflects bonus continuation with monthly installments of $7,600 paid from December 30, 2008 through January 30, 2010.
(3)	Reflects MIP bonus earned in Fiscal 2008 and paid in December 2008.
(4)	Reflects cash-based LTIP award earned in Fiscal 2008 and paid in December 2008.
(5)	Reflects 17 days of unused vacation time paid in 2008.
(6)	Reflects additional cash award made to executive in accordance with such executive’s separation agreement.
(7)	Reflects the total market value of all unvested restricted stock at termination. The restricted stock will continue to vest in accordance with the vesting schedules set forth in the applicable award agreements. The value is calculated using the stock price at September 30, 2008 ($1.39 per share).
(8)	Reflects health and welfare benefit continuation over a 15 month period. Benefit plans include: medical and dental insurance, life insurance, supplemental executive life insurance, long-term disability insurance and supplemental long-term disability insurance.
(9)	The Company will continue to provide the executive’s car allowance of $1,500 per month until January 30, 2010.
(10)	Outplacement services will be provided for a period of six months, up to the amount shown.

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

For Fiscal 2008, directors received an annual cash retainer of $60,000. The chair of the Audit Committee received an additional annual retainer of $10,000 and the chair of the Nominating and Corporate Governance Committee and the chair of the Compensation Committee received an additional annual retainer of $5,000. The non-employee chairman of the Board of Directors receives an additional annual retainer of $70,000. Directors also receive $1,500 for each Board of Directors meeting attended ($750 if they participated telephonically) and $1,500 for each committee meeting attended ($750 if they participated telephonically). The chairman receives an additional $1,000 for each Board of Directors meeting attended. Committee chairs receive an additional $1,000 per committee meeting attended.

Effective as of November 4, 2008, directors began to receive an annual cash retainer of $100,000. The chair of the Audit Committee receives an additional annual retainer of $10,000 and the chair of the Nominating and Corporate Governance Committee and the chair of the Compensation Committee receive an additional annual retainer of $5,000. The non-employee chairman of the board receives an additional annual retainer of $70,000. Meeting attendance fees were unchanged.

Each fiscal year, all directors other than the non-employee chairman of the Board of Directors receives a stock grant equal to the lesser of 8,000 shares or that number of shares with a value at grant of $70,000 and the non-employee chairman of the Board of Directors received an annual stock grant equal to the lesser of 10,000 shares or that number of shares with a value at grant of $85,000. The shares vest one-third per year on the first three anniversary dates of the grant. Directors who are employees of the Company receive no additional compensation for their services as directors of the Company. Our current Board of Directors compensation plan does not provide for stock option awards, non-equity incentive plan compensation, pension or nonqualified deferred compensation. The table set forth below, together with its footnotes, provides information regarding compensation paid to the Company’s Directors for Fiscal 2008.

Director Compensation Table

Name	Fees Earned Paid in Cash in FY 2008	Stock Awards ($) in FY 2008(1)	Total Compensation
John D. Bowlin	$162,750	$65,159	$227,909
Charles A. Brizius(2)(3)	$54,000	$2,511	$56,511
William P. Carmichael	$105,250	$61,355	$166,605
John S. Lupo	$90,750	$61,355	$152,105
Scott A. Schoen(2)(3)	$54,000	$2,511	$56,511
Thomas R. Shepherd	$102,250	$71,197	$173,447
Barbara S. Thomas	$95,000	$61,355	$156,355

(1)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2008 in accordance with FAS 123R. See Note 2(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.
(2)	Fees earned by Mr. Brizius and Mr. Schoen are paid directly to Thomas H. Lee Equity Partners IV, LLC.
(3)	Restricted shares reflected for each of Mr. Brizius and Mr. Schoen are granted directly to such directors, however upon vesting, Mr. Schoen and Mr. Brizius transfer these shares to Thomas H. Lee Equity Partners IV, LLC.
(4)	Mr. Schoen and Mr. Brizius resigned from the Board on May 28, 2008.

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

Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Shareholders is based upon filings with the SEC and other publicly available information. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws. The percentage of beneficial ownership set forth below is based upon 52,839,051 shares of Common Stock issued and outstanding as of the close of business on December 8, 2008. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, shares of Common Stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 8, 2008, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands, Inc., 6 Concourse Parkway, Suite 3300, Atlanta, Georgia 30328.

Names and Address of Beneficial Owner	Number of Shares		Number of Shares Subject to Options(1)	Percent
5% Shareholders
Cookie Jar Parties 860 Canal Street, 3rd Floor, Stamford, CT 06902	5,462,302	(2)	—	10.34%
Deutsche Bank Aktiengesellschaft Taunusanlage 12 60235 Frankfurt am Main, Germany	5,162,563	(3)		9.77%
Artis Capital Management, L.P. One Market Plaza Spear Street Tower Suite 1700 San Francisco, CA 94105	5,098,695	(4)	—	9.65%
Adage Capital Partners 200 Clarendon Street 52nd Floor Boston, MA 02116	3,824,486	(5)	—	7.24%

Directors and Named Executive Officers Serving at December 8, 2008:
Kent J. Hussey	676,284	(6)	149,700	1.56%
Anthony L. Genito	130,359	(7)	—	*
John A. Heil	326,167	(8)	—	*
David R. Lumley	281,874	(9)	—	*
Thomas R. Shepherd	34,544	(10)	5,000	*
John S. Lupo	30,629	(11)	8,000	*
William P. Carmichael	33,129	(12)	10,000	*
Barbara S. Thomas	28,129	(13)	10,000	*
John D. Bowlin	41,129	(14)	—	*
All current directors and executive officers of the Company as a group (9 persons)	1,582,244	(15)	182,700	3.33%

Named Executive Officers Not Serving at December 8, 2008:
Amy J. Yoder	152,385	(16)	—	*

*	Indicates less than 1% of the total number of outstanding shares of our Common Stock.

(1)	Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of December 8, 2008.

(2)	Based on information set forth in a Schedule 13G filed with the SEC on September 5, 2008 on behalf of Cookie Jar LLC (“Cookie Jar”) and David B. Williams (together with Cookie Jar, the “Cookie Jar Parties”) share voting and dispositive power over 5,462,302 shares of Common Stock and may be deemed to beneficially own all of such shares.

(3)	Based on information set forth in a Schedule 13G filed with the SEC on February 6, 2008 on behalf of Deutsche Bank AG, Deutsche Bank AG holds the sole voting and dispositive power over 5,162,563 shares of Common Stock acquired by its subsidiary Deutsche Bank AG, London Branch. The filing states that it reflects the securities beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group (collectively, “CIB”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”) but shall not be construed as an admission that CIB is the beneficial owner. In addition, the filing states that it does not reflect securities, if any, beneficially owned by any other business group of DBAG.

As set forth in a Schedule 13F for the fiscal quarter ended September 30, 2008 and filed with the SEC on November 14, 2008, Deutsche Bank AG claims shared investment discretion over 5,004,571 shares of Common Stock. As of the close of business on December 8, 2008, Deutsche Bank AG, however, has not filed a Schedule 13D or Schedule 13G with respect to this information.

(4)	Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2008 on behalf of Artis Capital Management, L.P. (“Artis”), Artis Capital Management, Inc. (“Artis Inc,”) and Stuart L. Peterson. Artis, Artis Inc. and Mr. Peterson share voting and dispositive power over 5,098,695 shares of Common Stock and each may be deemed to beneficially own all of such shares.

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

(5)	Based on information set forth in a Schedule 13G that was filed with the SEC on February 11, 2008 on behalf of Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”); as general partner of ACP with respect to the shares of Common Stock directly owned by ACP; Adage Capital Advisors, L.L.C. (“ACA”), as managing member of ACPGP and general partner of ACP, with respect to the shares of Common Stock directly owned by ACP; Phillip Gross as managing member of ACA, managing member of ACPGP and general partner of ACP with respect to the shares of Common Stock directly owned by ACP; and Robert Atchinson, as managing member of ACA, managing member of ACPGP and general partner of ACP with respect to the shares of Common Stock directly owned by ACP (collectively the “Adage Reporting Group”). The Adage Reporting Group beneficially owns 3,824,486 shares of Common Stock.

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

As set forth in a Schedule 13F for the quarter ended September 30, 2008 and filed with the SEC on November 17, 2008, ACPGP claims sole investment discretion over 3,322,985 shares of Common Stock. As of the close of business on December 8, 2008, ACPGP, however, has not filed a Schedule 13D or Schedule 13G with respect to this information.

(6)	Includes 539,628 shares of restricted stock and 982 shares held in the Company’s 401(k) plan.
(7)	Includes 108,002 shares of restricted stock.
(8)	Includes 241,847 shares of restricted stock.
(9)	Includes 192,457 shares of restricted stock.
(10)	Includes 16,101 shares are restricted stock.
(11)	Includes 15,612 shares of restricted stock.
(12)	Includes 15,612 shares of restricted stock.
(13)	Includes 15,612 shares of restricted stock.
(14)	Includes 18,945 shares of restricted stock.
(15)	Of the shares included, 1,163,816 are shares of restricted stock and 982 shares are held in the Company’s 401(k) plan.
(16)	Includes 144,136 shares of restricted stock.

As of December 8, 2008, we are aware of two other entities that have also filed a Schedule 13F for the quarter ended September 30, 2008 in which each claims certain investment discretion over shares of Common Stock. Based on information set forth in a Schedule 13F for the fiscal quarter Ended September 30, 2008 and filed with the SEC on November 12, 2008 on behalf of Barclays Global Investors UK Holdings Limited (“Barclays UK”), Barclays UK claims shared investment discretion over 3,274,969 shares of Common Stock with Barclays Global Investors Ltd. (“Barclays Ltd.”), Barclays Global Investors, N.A. (“Barclays N.A.”) and Barclays Global Fund Advisors (“Barclays Global” and together with Barclays UK and Barclays Ltd., the “Barclays Parties”). Additionally, based on information set forth in a Restatement to Schedule 13F for the fiscal quarter Ended September 30, 2008 and filed with the SEC on November 14, 2008 on behalf of Renaissance Technologies, L.L.C. (“Renaissance”), Renaissance claims sole investment discretion over 3,423,700 shares of Common Stock. As of the close of business on December 8, 2008, none of the Barclays Parties or Renaissance has filed a Schedule 13D or Schedule 13G with respect to this information.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of September 30, 2008:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	510,162	$15.06	940,083	(2)
Equity compensation plans not approved by security holders	None	Not Applicable	None

Total	510,162	$15.06	940,083	(2)

(1)	Includes 940,083 shares of Common Stock available for future issuance under the 2004 Rayovac Incentive Plan. In addition to stock options, awards under the 2004 Rayovac Incentive Plan may take the form of restricted stock and other stock-based awards specified in the 1997 Rayovac Incentive Plan. If such awards are granted, they will reduce the number of shares available for issuance pursuant to future stock option awards.
(2)	This amount excludes an aggregate of 1,873,349 shares of restricted stock awards outstanding as of September 30, 2008 for which the restrictions have not lapsed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Certain affiliates of Thomas H. Lee Partners, L.P. were the majority shareholders of United as of immediately prior to the consummation of our acquisition of United, and as a result of our acquisition of United, became significant shareholders of our Common Stock. In addition, two of our former directors, Messrs. Schoen and Brizius, were members of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the manager of THL Equity Advisors IV, LLC, which, in turn, is the general partner of each of the Thomas H. Lee related funds that were shareholders of United immediately prior to the Merger and thereafter became significant shareholders of our Common Stock. Those two directors resigned from the Board of Directors on May 28, 2007 and affiliates of Thomas H. Lee Partners, L.P. were no longer significant shareholders of the Company as of the end of Fiscal 2008.

Mr. Shepherd, a member of our Board of Directors, is an investor in Thomas H. Lee Equity Fund IV, L.P., which was a large shareholder of United immediately prior to the Merger, and, as a result of the Merger, became a large shareholder of our Common Stock. As mentioned above, Thomas H. Lee Partners, L.P. and its affiliates were no longer significant shareholders of the Company as of the end of Fiscal 2008.

In connection with the acquisition of United, we entered into certain agreements with UIC Holdings, L.L.C. (“Holdings”), the majority stockholder of United as of the date we entered into the definitive agreement to acquire United, Thomas Lee Partners, L.P. and certain of its affiliates and certain former stockholders of United. The agreements are described further below. As mentioned above, Thomas H. Lee Partners, L.P. and its affiliates were no longer significant shareholders of the Company as of the end of Fiscal 2008.

On February 7, 2005, we entered into a registration rights agreement (the “Registration Rights Agreement”) with certain former stockholders of United, including certain affiliates of Thomas H. Lee Partners, L.P. and an affiliate of Banc of America Securities LLC, pursuant to which we agreed to prepare and file with the SEC, not later than nine months following the consummation of the acquisition of United on February 7, 2005, a registration statement to permit the public offering and resale under the Securities Act of 1933 on a continuous basis of shares of Common Stock issued in connection with its acquisition of United (the “Shelf Registration Statement”). Pursuant to the Registration Rights Agreement, we also granted to the former stockholders of United certain rights to require us, on not more than three occasions, to amend the Shelf Registration Statement or prepare and file a new registration statement to permit an underwritten offering of shares of our stock received by them in the acquisition of United as well as certain rights to include those shares in any registration statement proposed to be filed by us. As mentioned above, Thomas H. Lee Partners, L.P. and its affiliates were no longer significant shareholders of the Company as of the end of Fiscal 2008.

On February 7, 2005, we entered into a standstill agreement (the “Standstill Agreement”) with Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P. and Thomas H. Lee Advisors, L.L.C. (the “Restricted Parties”). Pursuant to the Standstill Agreement, the Restricted Parties are prohibited until February 7, 2010 from acquiring ownership in excess of 28% of our outstanding voting capital stock, on a fully-diluted basis, soliciting proxies or consents with respect to our voting capital stock, soliciting or encouraging third parties to acquire or seek to acquire us, a significant portion of our assets or more than 5% of our outstanding voting capital stock or joining or participating in a pooling agreement, syndicate, voting trust or other similar arrangement with respect to our voting capital stock for the purpose of acquiring, holding, voting or disposing of such voting capital stock. As mentioned above, Thomas H. Lee Partners, L.P. and its affiliates were no longer significant shareholders of the Company as of the end of Fiscal 2008.

Director Independence

Our Board of Directors has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company): John D. Bowlin; William P. Carmichael; John S. Lupo; Thomas R. Shepherd; and Barbara S. Thomas, who are directors as of the date of this report, and Charles A. Brizius and Scott A. Schoen, who resigned as directors on May 28, 2008. Our Board of Directors has adopted the definition of “independent director” set forth under Section 303A.02 of the New York Stock Exchange Listed Company Manual to assist it in making determinations of independence. The Board of Directors has determined that the current directors referred to above currently meet these standards and qualify as independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years (in millions):

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2008	$4.9	$0.8	$—	$—
2007	$4.9	$1.1	$—	$—

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees we paid KPMG LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. During both Fiscal 2008 and 2007, such amounts primarily related to the carve out audits of various businesses. “Tax Fees” are fees for tax compliance, tax advice and tax planning, and for both Fiscal 2008 and Fiscal 2007 such fees were attributable to services for tax-compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditor Services and Fees

The Audit Committee pre-approved the Fiscal 2008 audit services engagement performed by KPMG LLP. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $200,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Spectrum Brands, Inc. and subsidiaries (the Company) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)2 and the Company’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth there in, and the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Effective September 30, 2007, the Company adopted Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/ KPMG LLP

Atlanta, Georgia

December 10, 2008

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2008 and 2007

(In thousands, except per share amounts)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$104,773	$69,853
Receivables:
Trade accounts receivable, net of allowances of $18,102 and $17,196, respectively	353,949	352,877
Other	40,756	47,522
Inventories	383,260	396,329
Deferred income taxes	13,957	22,208
Assets held for sale	7,452	33,646
Prepaid expenses and other	49,450	53,966

Total current assets	953,597	976,401
Property, plant and equipment, net	234,805	281,568
Deferred charges and other	44,129	40,740
Goodwill	235,468	820,727
Intangible assets, net	742,809	1,047,044
Debt issuance costs	36,671	44,906

Total assets	$2,247,479	$3,211,386

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$48,637	$43,438
Accounts payable	278,126	279,548
Accrued liabilities:
Wages and benefits	72,299	67,492
Income taxes payable	10,272	18,345
Restructuring and related charges	34,559	55,793
Accrued interest	50,514	51,122
Liabilities held for sale	—	8,475
Other	87,672	81,943

Total current liabilities	582,079	606,156
Long-term debt, net of current maturities	2,474,782	2,416,916
Employee benefit obligations, net of current portion	47,694	54,469
Deferred income taxes	114,674	169,088
Other	55,488	68,585

Total liabilities	3,274,717	3,315,214
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,202 and 69,062 shares, respectively; outstanding 52,775 and 52,765 shares, respectively	692	690
Additional paid-in capital	674,370	669,274
Accumulated deficit	(1,694,915)	(763,370)
Accumulated other comprehensive income	69,445	65,664

	(950,408)	(27,742)
Less treasury stock, at cost, 16,427 and 16,297 shares, respectively	(76,830)	(76,086)

Total shareholders’ deficit	(1,027,238)	(103,828)

Total liabilities and shareholders’ deficit	$2,247,479	$3,211,386

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 2008, 2007 and 2006

(In thousands, except per share amounts)

	2008	2007	2006
Net sales	$2,688,010	$2,564,687	$2,462,246
Cost of goods sold	1,702,915	1,599,700	1,509,166
Restructuring and related charges	16,499	31,315	21,067

Gross profit	968,596	933,672	932,013
Operating expenses:
Selling	566,298	559,671	541,239
General and administrative	198,658	163,483	177,468
Research and development	25,577	26,817	30,568
Restructuring and related charges	22,838	66,711	33,642
Goodwill and intangibles impairment	866,934	362,452	432,978

	1,680,305	1,179,134	1,215,895

Operating loss	(711,709)	(245,462)	(283,882)
Interest expense	229,013	255,765	175,923
Other expense (income), net	1,220	(331)	(4,097)

Loss from continuing operations before income taxes	(941,942)	(500,896)	(455,708)
Income tax (benefit) expense	(11,642)	55,769	(27,496)

Loss from continuing operations	(930,300)	(556,665)	(428,212)
Loss from discontinued operations, net of tax	(1,245)	(40,048)	(5,760)

Net loss	$(931,545)	$(596,713)	$(433,972)

Basic net loss per common share:
Loss from continuing operations	$(18.27)	$(10.93)	$(8.66)
Loss from discontinued operations	(0.02)	(0.79)	(0.11)

Net loss	$(18.29)	$(11.72)	$(8.77)

Weighted average shares of common stock outstanding	50,921	50,909	49,459
Diluted net loss per common share:
Loss from continuing operations	$(18.27)	$(10.93)	$(8.66)
Loss from discontinued operations	(0.02)	(0.79)	(0.11)

Net loss	$(18.29)	$(11.72)	$(8.77)

Weighted average shares of common stock and equivalents outstanding	50,921	50,909	49,459

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

Years ended September 30, 2008, 2007 and 2006

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income, net of tax	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2005	50,797	$666	$635,309	$267,315	$10,260	$(70,820)	$842,730
Net loss	—	—	—	(433,972)	—	—	(433,972)
Adjustment of additional minimum pension liability	—	—	—	—	7,034	—	7,034
Translation adjustment	—	—	—	—	14,261	—	14,261
Net gain on derivative instruments	—	—	—	—	8,084	—	8,084

Comprehensive loss							(404,593)
Issuance of restricted stock	965	10	(10)	—	—	—	—
Forfeiture of restricted stock	(196)	(2)	2	—	—	—	—
Exercise of stock options	28	—	445	—	—	—	445
Stock option expense	—	—	729	—	—	—	729
Treasury shares surrendered	(103)	—	—	—	—	(2,263)	(2,263)
Amortization of unearned compensation	—	—	15,169	—	—	—	15,169

Balances at September 30, 2006	51,491	$674	$651,644	$(166,657)	$39,639	$(73,083)	$452,217
Net loss	—	—	—	(596,713)	—	—	(596,713)
Adjustment of additional minimum pension liability	—	—	—	—	5,954	—	5,954
Valuation allowance adjustment	—	—	—	—	(4,938)	—	(4,938)
Translation adjustment	—	—	—	—	44,489	—	44,489
Other unrealized gains and losses	—	—	—	—	(17,580)	—	(17,580)

Comprehensive loss							(568,788)
Adoption of FAS 158, net of tax	—	—	—	—	(1,900)	—	(1,900)
Issuance of restricted stock	1,689	15	(15)	—	—	—	—
Forfeiture of restricted stock	(199)	—	—	—	—	—	—
Exercise of stock options	149	1	690	—	—	—	691
Stock option expense	—	—	115	—	—	—	115
Adjustment for tax benefit realized	—	—	(4,374)	—	—	—	(4,374)
Treasury shares surrendered	(365)	—	—	—	—	(3,003)	(3,003)
Amortization of unearned compensation	—	—	21,214	—	—	—	21,214

Balances at September 30, 2007	52,765	$690	$669,274	$(763,370)	$65,664	$(76,086)	$(103,828)
Net loss	—	—	—	(931,545)	—	—	(931,545)
Adjustment of additional minimum pension liability	—	—	—	—	2,459	—	2,459
Valuation allowance adjustment	—	—	—	—	(4,060)	—	(4,060)
Translation adjustment	—	—	—	—	5,236	—	5,236
Other unrealized gains and losses	—	—	—	—	146	—	146

Comprehensive loss							(927,764)
Issuance of restricted stock	408	4	(4)	—	—	—	—
Forfeiture of restricted stock	(268)	(2)	2	—	—	—	—
Treasury shares surrendered	(130)	—	—	—	—	(744)	(744)
Amortization of unearned compensation	—	—	5,098	—	—	—	5,098

Balances at September 30, 2008	52,775	$692	$674,370	$(1,694,915)	$69,445	$(76,830)	$(1,027,238)

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(931,545)	$(596,713)	$(433,972)
Loss from discontinued operations	(1,245)	(40,048)	(5,760)

Loss from continuing operations	(930,300)	(556,665)	(428,212)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	55,111	42,365	46,775
Amortization of intangibles	30,707	13,846	23,473
Amortization of debt issuance costs	8,387	11,855	6,872
Amortization of unearned restricted stock compensation	5,098	21,214	15,169
Impairment of goodwill and intangibles	866,934	362,452	432,978
Gain on sale of assets	—	—	(8,876)
Inventory valuation purchase accounting charges	—	—	204
Deferred income taxes	(37,237)	57,145	(52,581)
Writeoff of debt issuance costs	—	24,576	—
Non-cash restructuring and related charges	29,726	62,408	41,235
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,694	(42,239)	4,604
Inventories	13,069	41,630	(11,826)
Prepaid expenses and other current assets	6,210	(16,892)	(2,486)
Accounts payable and accrued liabilities	(42,013)	(11,736)	(26,908)
Other assets and liabilities	(21,252)	(32,093)	2,006

Net cash (used) provided by operating activities of continuing operations	(9,866)	(22,134)	42,427
Net cash (used) provided by operating activities of discontinued operations	(296)	(10,495)	4,365

Net cash (used) provided by operating activities	(10,162)	(32,629)	46,792
Cash flows from investing activities:
Purchases of property, plant and equipment	(21,628)	(24,314)	(59,924)
Proceeds from sale of property, plant and equipment	285	1,572	5,439
Proceeds from sale of assets held for sale	—	—	10,641
Payments for acquisitions, net of cash acquired	—	—	(18,501)

Net cash used by investing activities of continuing operations	(21,343)	(22,742)	(62,345)
Net cash provided (used) by investing activities of discontinued operations	15,076	(340)	82,986

Net cash (used) provided by investing activities	(6,267)	(23,082)	20,641
Cash flows from financing activities:
Reduction of debt	(425,073)	(2,037,278)	(960,199)
Proceeds from debt financing	477,759	2,176,623	898,520
Debt issuance costs	(152)	(43,969)	(5,236)
Proceeds from exercise of stock options	—	655	365
Stock option income tax benefit	—	37	80
Treasury stock purchases	(744)	(3,003)	(2,263)

Net cash provided (used) by financing activities	51,790	93,065	(68,733)
Effect of exchange rate changes on cash and cash equivalents	(441)	4,069	(122)

Net increase (decrease) in cash and cash equivalents	34,920	41,423	(1,422)
Cash and cash equivalents, beginning of period	69,853	28,430	29,852

Cash and cash equivalents, end of period	$104,773	$69,853	$28,430

Supplemental disclosure of cash flow information:
Cash paid for interest	$227,290	$200,635	$163,705
Cash paid for income taxes, net	16,999	20,596	43,231

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

In the third quarter of the Company’s fiscal year ended September 30, 2006, the Company engaged advisors to assist it in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of the Company’s fiscal year ended September 30, 2007 the Company approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of United States (“U.S.”) and Canadian divisions. As a result, the Company designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations. On November 1, 2007, the Company sold the Canadian division of the Home and Garden Business. See Note 11, Discontinued Operations, for further details on the sale of the Canadian division of the Home and Garden Business.

During the second quarter of the Company’s fiscal year ended September 30, 2008 the Company determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, the Company reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as a continuing operation. Accordingly, the presentation herein of the results of continuing operations includes the Home and Garden Business, without the Canadian division which, as indicated above, was sold on November 1, 2007, for all periods presented.

On May 20, 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton Inc. (“Salton”) and Applica Pet Products LLC (“Applica”), each controlled affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. The agreement was

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

subject to a number of closing conditions, including, without limitation, consent of the Company’s lenders under its senior credit facilities. The Company was unable to obtain the consent of the lenders under its senior credit facilities, and, on July 13, 2008, the Company entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. Pursuant to the termination agreement, as a condition to the termination, the Company paid Salton and Applica $3,000 as a reimbursement of expenses.

On November 11, 2008, the Company announced the shutdown of the growing products portion of the Company’s Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed. See Note 17, Subsequent Events, for further details on the shutdown of the growing products portion of the Company’s Home and Garden Business.

(2) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2008, 2007 and 2006 refer to the fiscal years ended September 30, 2008, 2007 and 2006, respectively.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 19%, 19% and 20%, of net sales during 2008, 2007 and 2006, respectively. This major customer also represented approximately 22% and 11%, respectively, of Trade account receivables, net as of September 30, 2008 and 2007.

Approximately 43% of the Company’s sales occur outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

Plant and equipment held under capital leases are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2008, 2007 and 2006, the Company’s goodwill and trade name intangibles where tested for impairment as of the Company’s August financial period end, the annual testing date for the Company, as well as certain interim periods where an event or circumstance (“triggering event”) occurs that indicates an impairment loss may have been incurred.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Intangibles with Indefinite Lives

In accordance with SFAS 142, the Company conducts impairment testing on the Company’s goodwill. To determine fair value the Company used the discounted estimated future cash flows methodology, third party valuations and negotiated sales prices. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities. In addition, in accordance with SFAS 142, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology were: (i) royalty rates; and (ii) projected average revenue growth rates.

In connection with its annual goodwill impairment testing in Fiscal 2008 the Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. This first step indicated that the fair value of the Company’s Global Pet Supplies and Home and Garden Business was less than the Company’s carrying amount of those reporting units and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142. Accordingly, the Company then compared the carrying amount of the Global Pet Supplies and the Home and Garden Business goodwill to the respective implied fair value of their goodwill. The carrying amounts of the Global Pet Supplies and the Home and Garden Business goodwill exceeded their implied fair values and, therefore, during Fiscal 2008 the Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the respective reporting unit’s goodwill over the implied fair value of such goodwill of which $270,811 related to Global Pet Supplies and $49,801 related to the Home and Garden Business. In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2007 the first step of such testing indicated that the fair value of the Company’s Global Batteries and Personal Care and Global Pet Supplies reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. However, as more fully discussed in Note 1, Description of Business, in Fiscal 2007 the Company’s Home and Garden Business had been designated as a discontinued operation and classified as an asset held for sale. Therefore, in accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. Accordingly, the Company recorded a non-cash pretax charge equal to the excess of the carrying amount of the Home and Garden Business goodwill over the implied fair value of such goodwill of approximately $124,013. In connection with the Company’s annual goodwill impairment testing performed during Fiscal 2006 the first step of such testing indicated that the fair value of the Company’s Global Pet Supplies and the Latin America reporting unit, which is now included in the Global Batteries and Personal Care reportable segment, was less than the Company’s carrying amount of those reporting units and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142. Accordingly, the Company then compared the carrying amount of the Global Pet Supplies and the Latin America reporting unit goodwill to the respective implied fair value of their goodwill. The carrying amounts of the Global Pet Supplies and the Latin America reporting unit goodwill exceeded their implied fair values and, therefore, during Fiscal 2006 the Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the respective reporting unit’s goodwill over the implied fair value of such goodwill of which $235,389 related to Global Pet Supplies and $117,489 related to the Latin America reporting unit.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Furthermore, in Fiscal 2008, 2007 and 2006, in connection with its annual impairment testing, the Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, in Fiscal 2008, 2007 and 2006 the Company recorded non-cash pretax impairment charges of approximately $229,800, $24,400 and $80,100, respectively, equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets.

In accordance with SFAS 144 and SFAS 142, in addition to its annual impairment testing the Company conducts goodwill and trade name intangible asset impairment testing if an event or circumstance (“triggering event”) occurs that indicates an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. Several triggering events occurred during Fiscal 2008 and Fiscal 2007 which required the Company to test its indefinite-lived intangible assets for impairment between annual impairment test dates. As more fully discussed above in Note 1, Description of Business, on May 20, 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton and Applica, which was subsequently terminated. The Company’s intent to dispose of Global Pet Supplies constituted a triggering event for impairment testing. The Company estimated the fair value of Global Pet Supplies, and the resultant estimated impairment charge of goodwill, based on the negotiated sales price of Global Pet Supplies, which management deemed the best indication of fair value at that time. Accordingly, the Company recorded a non-cash pretax charge of $154,916 to reduce the carrying value of goodwill related to Global Pet Supplies to reflect the estimated fair value of the business during the third quarter of Fiscal 2008. Goodwill and trade name intangible assets of the Company’s Home and Garden Business were tested during the third quarter of Fiscal 2008, as a result of lower forecasted profits from this business. This decrease in profitability was primarily due to significant cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company as well as more conservative growth rates to reflect the current and expected future economic conditions for this business. The Company first compared the fair value of this reporting unit with its carrying amounts, including goodwill. This first step indicated that the fair value of the Company’s Home and Garden Business was less than the Company’s carrying amount of this reporting unit and, accordingly, further testing of goodwill was required to determine the impairment charge. Accordingly, the Company then compared the carrying amount of the Home and Garden Business goodwill against the implied fair value of such goodwill. The carrying amount of the Home and Garden Business goodwill exceeded its implied fair value and, therefore, during Fiscal 2008 the Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill of approximately $110,213. In addition, during the third quarter of Fiscal 2008, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets and, accordingly, during Fiscal 2008 recorded a non-cash pretax impairment charge of $22,000. Goodwill and trade name intangibles of the Company’s Home and Garden Business were tested during the first quarter of Fiscal 2008 in conjunction with the Company’s reclassification of that business from an asset held for sale to an asset held and used. The Company first compared the fair value of this reporting unit with its carrying amounts, including goodwill. This first step indicated that the fair value of the Company’s Home and Garden Business was in excess of its carrying amounts and, accordingly, no further testing of goodwill was required. In addition, during the first quarter of Fiscal 2008, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets and, accordingly, during Fiscal 2008 recorded a non-cash pretax impairment charge of $13,200. All of the Company’s goodwill and trade name intangibles were tested during the second quarter of Fiscal 2007 in conjunction with the Company’s realignment of reportable segments which

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

occurred in January 2007. The Company first compared the fair value of its reporting units with the respective carrying amounts, including goodwill. This first step indicated that the fair value of the Company’s North America geographic reporting unit, which is now included in the Global Batteries & Personal Care reportable segment, was less than the Company’s North America reporting unit’s carrying amount and, accordingly, further testing of goodwill was required to determine the impairment charge. Accordingly, the Company then compared the carrying amount of the North America reporting unit’s goodwill against the implied fair value of such goodwill. The carrying amount of the North America reporting unit’s goodwill exceeded its implied fair value and, therefore, during Fiscal 2007 the Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill of approximately $214,039. In addition, during the second quarter of Fiscal 2007, the Company concluded that the implied fair values of its trade name intangible assets were in excess of the carrying amounts of those assets and, accordingly, no impairment of trade name intangibles was recorded.

The above impairments of goodwill and trade name intangible assets is primarily attributed to lower current and forecasted profits, reflecting more conservative growth rates versus those assumed by the Company at the time of acquisition, as well as due to a sustained decline in the total market capitalization of the Company.

During the third quarter of Fiscal 2008, the Company developed and initiated a plan to curtail manufacturing operations at its Ningbo Baowang (“Ningbo”) battery manufacturing facility in China. The Company expects manufacturing operations at Ningbo to cease by December 31, 2008. In connection with the Company’s strategy to exit operations at Ningbo, the Company recorded a non-cash pretax charge of $16,193 to reduce the carrying value of goodwill related to Ningbo.

The recognition of the $866,934, $362,452 and $432,978 non-cash impairment of goodwill and trade name intangible assets during Fiscal 2008, 2007 and 2006, respectively, has been recorded as a separate component of Operating expenses and has had a material negative effect on the Company’s financial condition and results of operations during Fiscal 2008, 2007 and 2006. These impairments will not result in future cash expenditures.

Intangibles with Definite or Estimable Useful Lives

The triggering events discussed above under SFAS 142 also indicate a triggering event in accordance with SFAS 144. Management conducted an analysis in accordance with SFAS 144 of intangibles with definite or estimable useful lives in conjunction with the SFAS 142 testing of intangibles with indefinite lives.

The Company assesses the recoverability of intangible assets with definite or estimable useful lives in accordance with SFAS 144 by determining whether the carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized carrying value of intangible assets with finite useful lives will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Company recorded a non-cash pretax charge of $44,507 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian Division of the Home and Garden Business in order to reflect the estimated fair value of this business. (See also Note 5, Assets Held for Sale, for additional information regarding this impairment charge).

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

As of September 30, 2008 and 2007, foreign currency translation adjustment balances of $88,719 and $83,483, respectively, were reflected in the Consolidated Balance Sheets in AOCI.

Exchange losses on foreign currency transactions aggregating $3,466, $4,749, and $3,898 for Fiscal 2008, 2007 and 2006, respectively, are included in Other income, net, in the Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Company incurred shipping and handling costs of $222,627, $214,609 and $206,701 in Fiscal 2008, 2007 and 2006, respectively, which are included in Selling expenses. Shipping and handling costs include costs

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Company incurred expenses for advertising of $48,675, $58,622 and $50,568 in Fiscal 2008, 2007 and 2006, respectively, which are included in Selling expenses.

(p) Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q) Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the period. Basic net loss per common share does not consider common stock equivalents. Diluted net loss per common share reflects the dilution that would occur if employee stock options and restricted stock awards were exercised or converted into common shares or resulted in the issuance of common shares that then shared in the net loss of the entity. The computation of diluted net loss per common share uses the “if converted” and “treasury stock” methods to reflect dilution. The difference between the basic and diluted number of shares is due to the effects of restricted stock and assumed conversion of employee stock options awards.

Net loss per common share is calculated based upon the following shares:

	2008	2007	2006
Basic	50,921	50,909	49,459
Effect of restricted stock and assumed conversion of stock options	—	—	—

Diluted	50,921	50,909	49,459

The Company has not assumed the exercise of common stock equivalents in either Fiscal 2008, 2007 or 2006 as the impact would be antidilutive.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During Fiscal 2008, 2007 and 2006, $772, $9,043 and $1,914 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During Fiscal 2008, 2007 and 2006, $0, $0 and $431 of pretax derivative gains, respectively, were recorded as adjustments to interest expense for ineffectiveness from such hedges and included in the amounts above. At September 30, 2008 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 4.46% for a notional principal amount of $170,000 through October 2008, 5.49% for a notional principal amount of $225,000 through March 2010 and 3.01% for a notional principal amount of $80,000 through April 2010. In addition, the Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 2.68% for a notional principal amount of $267,029 through September 2008. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 was $3,604, net of tax benefit of $2,209. The derivative net gain on these contracts recorded in AOCI at September 30, 2007 was $163, net of tax expense of $100. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $6,385, net of tax expense of $3,913. At September 30, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $1,899, net of tax.

The Company’s interest rate swap derivative financial instruments are summarized as follows:

	2008		2007		2006
	Notional Amount	Remaining Term	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$267,029	0.07 years	$175,000	0.03 years	$100,000	0.58 years
Interest rate swaps-fixed	$170,000	0.11 years	$70,760	0.07 years	$251,200	1.00 years
Interest rate swaps-fixed	$225,000	1.52 years	$261,812	1.07 years	$279,400	2.00 years
Interest rate swaps-fixed	$80,000	1.62 years	$170,000	1.11 years	$170,000	2.08 years
Interest rate swaps-fixed			$225,000	2.52 years

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During Fiscal 2008, 2007 and 2006, $1,729 of pretax derivative losses and $319 and $51, respectively, of pretax derivative gains from such hedges were recorded as an adjustment to Net sales. During Fiscal 2008, 2007 and 2006, $9,293, $2,944 and $334 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the Consolidated Balance Sheet. During Fiscal 2008, 2007 and 2006, $0, $1,295 and $258 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. The pretax derivative adjustment to earnings for ineffectiveness from these contracts for 2008, 2007 and 2006 was $0.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

At September 30, 2008, 2007 and 2006, respectively, the Company had $144,776, $157,520 and $97,932 of such foreign exchange derivative contracts outstanding. The derivative net gain on these contracts recorded in AOCI at September 30, 2008 was $3,591, net of tax expense of $1,482. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $6,010, net of tax benefit of $3,318. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $647, net of tax expense of $326. At September 30, 2008, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months is $2,734, net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, urea and di-ammonium phosphates used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During Fiscal 2008, 2007 and 2006, $1,596 of pretax derivative losses and $14,012 and $2,290, respectively, of pretax derivative gains were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during Fiscal 2008, 2007 and 2006, $610, $583 and $24 of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At September 30, 2008 the Company had a series of such swap contracts outstanding through September 2010 with a contract value of $60,204. At September 30, 2007 $64,043 of such commodity contracts were outstanding. At September 30, 2006 $43,614 of such commodity contracts were outstanding. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 was $7,282, net of tax benefit of $4,038. The derivative net loss on these contracts recorded in AOCI at September 30, 2007 was $1,107, net of tax benefit of $529. The derivative net gain on these contracts recorded in AOCI at September 30, 2006 was $3,495, net of tax expense of $1,852. At September 30, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $6,384, net of tax.

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars, Brazilian Reals, Colombian Pesos or Turkish Lira. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Consolidated Balance Sheet. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During Fiscal 2008, 2007 and 2006, $9,361 and $16,485 of pretax derivative losses and $2,128 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At September 30, 2008, 2007 and 2006, $110,174, $125,771 and $129,663, respectively, of such foreign exchange derivative contracts were outstanding.

(s) Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for a $976,458 senior secured

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

U.S. Dollar Term B Loan due March 30, 2013 with interest payable periodically but not less than quarterly at LIBOR plus 4.00%, a €262,000 senior secured Euro Term Loan ($369,283 at September 30, 2008) due March 30, 2013 with interest payable periodically but not less than quarterly at Euro LIBOR plus 4.50%, $2,873 of Senior Subordinated Notes due September 30, 2013 with interest payable semiannually at 8.5%, $347,012 of Senior Subordinated Notes due October 2, 2013 with interest payable semiannually at 12.00% and $700,000 of Senior Subordinated Notes due February 1, 2015 with interest payable semiannually at 7.375%. The total fair value of these Term Loams at September 30, 2008 was approximately $997,654. The total fair value of these Notes at September 30, 2008 was approximately $521,874. (See also Note 2(r), Significant Accounting Policies—Derivative Financial Instruments, and Note 7, Debt).

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	September 30,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(2,523,419)	$(1,647,320)	$(2,460,354)	$(2,256,202)
Interest rate swap agreements	(5,813)	(5,813)	1,986	1,986
Commodity swap and option agreements	(11,320)	(11,320)	(1,636)	(1,636)
Foreign exchange forward agreements	5,251	5,251	(8,974)	(8,974)

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Amounts recorded in AOCI on the Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended September 30, 2008, 2007 and 2006 are net of the following tax (benefit) expense amounts:

	Pension Adjustment	Cash Flow Hedges	Adjustment to Adopt SFAS 158	Translation Adjustment	Total
2008	$(1,139)	$(4,765)	$—	$(318)	$(6,222)
2007	(1,307)	(3,747)	431	1,217	(3,406)
2006	2,791	6,091	—	266	9,148

(w) Stock Compensation

In connection with the adoption of SFAS 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”), the Company is required to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during Fiscal 2008, 2007 and 2006 was $5,098, $21,329 and $15,896 or $3,141, $13,224 and $10,650, net of taxes, respectively. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the Consolidated Statements of Operations, of which $433 and $9,972 or $267 and $6,681, net of taxes, was included in Restructuring and related charges during Fiscal 2008 and 2007 primarily related to the accelerated vesting of certain awards. There were no amounts before tax included in Restructuring and related charges in the Consolidated Statements of Operation in Fiscal 2006. The Company expects that total stock compensation expense for the fiscal year ended September 30, 2009 (“Fiscal 2009”) will be approximately $3,326 before the effect of income taxes. As of September 30, 2008, there was $5,058 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

The Company uses or has used two forms of stock based compensation. Shares of restricted stock have been awarded to certain employees and members of management since our fiscal year ended September 30, 2001. Prior to the fourth quarter of Fiscal 2004, the Company also issued stock options to employees, some of which remained unvested at the adoption date of SFAS 123(R). Restricted stock is now the only form of stock based compensation used by the Company.

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

Restricted stock shares granted in Fiscal 2008 and 2007 generally have vesting periods which can range from one to five years. Approximately 61% of the shares granted in Fiscal 2008 and 89% of the shares granted in Fiscal 2007 are purely performance based and vest only upon the achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by the Company for purposes of such awards. The remaining shares granted in Fiscal 2008 and Fiscal 2007 are time based, which vest either 100% after three years or on a pro rata basis over three years.

Restricted stock shares granted through Fiscal 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

three or four year vesting period and approximately 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of Earnings Per Share (“EPS”), segment Earnings Before Interest and Taxes (“EBIT”) and cash flow components, each as defined by the Company for purposes of such awards. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation; the 2004 Rayovac Incentive Plan (“2004 Plan”). Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of September 30, 2008, 2,560 restricted shares had been granted and 1,347 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of September 30, 2008 there were options with respect to 418 shares of common stock and 526 restricted shares outstanding under the 1997 Plan, and options with respect to 92 shares of common stock outstanding under the 1996 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of September 30, 2008 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2007	2,265	$15.56	$35,242
Granted	408	5.31	2,165
Vested	(532)	19.00	(10,108)
Forfeited	(268)	26.82	(7,188)

Restricted stock at September 30, 2008	1,873	$10.74	$20,111

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the stock option transactions:

	2008		2007		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	1,510	$15.82	1,911	$14.65	1,988	$14.64
Granted	—	—	—	—	—	—
Exercised	—	—	(149)	4.39	(28)	13.08
Forfeited	(1,000)	16.18	(252)	13.68	(49)	15.46

Outstanding, end of period	510	$15.06	1,510	$15.82	1,911	$14.65

Options exercisable, end of period	420	$15.30	1,384	$15.98	1,659	$14.74

The following table summarizes information about options outstanding and options outstanding and exercisable as of September 30, 2008:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	425	3.82 years	$13.56	341	$13.66
$16.19 – $21.50	11	2.94	18.87	8	18.39
$21.63 – $27.13	74	1.42	23.10	71	22.89

	510	3.45	$15.06	420	$15.30

(x) Restructuring and Related Charges

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

(y) Adoption of New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures. This statement is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company does not believe the adoption of SFAS 161 will have a material impact on its financial position, results of operations or cash flows.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”) which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. Subsequent changes in fair value of these financial assets and liabilities would be recognized in earnings when they occur. SFAS 159 further establishes certain additional disclosure requirements. SFAS 159 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years beginning after November 15, 2007, with earlier adoption permitted. No entity is permitted to apply SFAS 159 retrospectively to fiscal years preceding the effective date unless the entity chooses early adoption. The Company is currently evaluating the impact that SFAS 159 will have on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for future business combinations after adoption. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141(R) will have on its financial position, results of operations or cash flows.

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

(3) Inventories

Inventories consist of the following:

	September 30,
	2008	2007
Raw materials	$89,811	$102,353
Work-in-process	26,160	29,455
Finished goods	267,289	264,521

	$383,260	$396,329

(4) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	September 30,
	2008	2007
Land, buildings and improvements	$97,076	$105,660
Machinery, equipment and other	391,701	423,559
Construction in progress	16,555	8,382

	505,332	537,601
Less accumulated depreciation	270,527	256,033

	$234,805	$281,568

(5) Assets Held for Sale

At September 30, 2008, the Company had $7,452 included in Assets held for sale in its Consolidated Balance Sheets consisting primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

At September 30, 2007, the Company had assets and liabilities of $24,975 and $8,475, respectively, related to the Canadian division of the Home and Garden Business included in Assets held for sale and liabilities held for sale in its Consolidated Balance Sheets. See Note 11, Discontinued Operations, for additional information related to the sale of the Canadian division of the Home and Garden Business.

In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Company recorded a non-cash pretax charge of $44,507 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian division of the Home and Garden Business, in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The remaining balance in Assets held for sale in the Consolidated Balance Sheets as of September 30, 2007, consisted primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

(6) Intangible Assets

Intangible assets consist of the following:

	Global Batteries & Personal Care	Home & Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2006	$330,465	$297,330	$502,389	$1,130,184
Impairment charge	(214,039)	(138,135)	—	(352,174)
Effect of translation	13,473	1,883	27,361	42,717

Balance as of September 30, 2007	$129,899	$161,078	$529,750	$820,727
Purchase price allocation during period	—	(1,064)	(379)	(1,443)
Impairment charge	(16,193)	(160,014)	(425,727)	(601,934)
Effect of translation	3,943	—	14,175	18,118

Balance as of September 30, 2008	$117,649	$—	$117,819	$235,468

Intangible Assets:
Trade Names Not Subject to Amortization
Balance as of September 30, 2006, net	$393,110	$146,634	$297,200	$836,944
Additions	—	—	37	37
Purchase price allocation during period	(3,236)	—	—	(3,236)
Impairment charge	(23,400)	(9,136)	(1,000)	(33,536)
Effect of translation	21,315	902	14,400	36,617

Balance as of September 30, 2007, net	$387,789	$138,400	$310,637	$836,826
Purchase price allocation during period	(23,781)	—	—	(23,781)
Impairment charge	(85,700)	(81,400)	(97,900)	(265,000)
Effect of translation	7,952	—	5,608	13,560

Balance as of September 30, 2008, net	$286,260	$57,000	$218,345	$561,605

Intangible Assets Subject to Amortization
Balance as of September 30, 2006, net	$12,304	$78,168	$130,898	$221,370
Additions	—	—	582	582
Amortization during period	(997)	—	(12,849)	(13,846)
Impairment charge	—	(4,249)	—	(4,249)
Effect of translation	1,259	428	4,674	6,361

Balance as of September 30, 2007, net	$12,566	$74,347	$123,305	$210,218
Purchase price allocation during period	126	—	39	165
Amortization during period	(1,142)	(15,990)	(13,575)	(30,707)
Effect of translation	279	—	1,249	1,528

Balance as of September 30, 2008, net	$11,829	$58,357	$111,018	$181,204

Total Intangible Assets, net	$298,089	$115,357	$329,363	$742,809

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $32,120, net of accumulated amortization of $14,660 at September 30, 2008 and $35,635, net of accumulated amortization of $10,726 at September 30, 2007. The trade names subject to amortization relate to the United Industries Corporation (“United”) acquisition. The carrying value of these trade names was $1,820, net of accumulated amortization of $9,135 at September 30, 2008 and $4,868 net of accumulated amortization of $5,690 at September 30, 2007. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $147,264, net of accumulated amortization of $58,913 at September 30, 2008 and $169,715, net of accumulated amortization of $35,586 at September 30, 2007. Of the intangible assets acquired in the United and Jungle Laboratories Corporation acquisitions, customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Tetra Holing GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) acquisition, customer relationships have been assigned a life of approximately 12 years and technology assets have been assigned a 6 year life.

The purchase price allocation decrease to Global Batteries & Personal Care trade names not subject to amortization during Fiscal 2007 relates to the reversal of a portion of a deferred tax valuation allowance established in connection with the acquisition of Microlite S.A. (“Microlite”) in May, 2004. In accordance with SFAS No. 109, “Accounting for Income Taxes,” intangible assets were reduced as all prior goodwill related to the Microlite acquisition had been previously written off.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2008 and 2007, the Company conducted its impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses the Company recorded a non-cash pretax impairment charge of approximately $866,934 and $362,452 in Fiscal 2008 and Fiscal 2007, respectively. Of the Fiscal 2008 impairment, approximately $601,934 of the charge related to impaired goodwill and $265,000 related to impaired trade name intangible assets. Of the Fiscal 2007 impairment, approximately $338,052 of the charge related to impaired goodwill and $24,400 related to impaired trade name intangible assets. (See also Note 2(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charges).

As previously disclosed, the Company has designated the Canadian division of the Home and Garden Business as discontinued operations. In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Company recorded a non-cash pretax charge of approximately $44,507 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian division of the Home and Garden Business in order to reflect the estimated fair value of this business. Approximately $14,122 of this charge related to impaired goodwill, approximately $9,136 related to impaired trade name intangible assets, and approximately $4,249 related to impaired customer relationship intangibles. (See also Note 5, Assets Held for Sale, and Note 11, Discontinued Operations, for additional information relating to assets held for sale and discontinued operations).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The amortization expense related to intangibles subject to amortization for Fiscal 2008, 2007 and 2006 is as follows:

	2008(A)	2007(A)	2006
Proprietary technology amortization	$3,934	$3,601	$3,600
Customer list amortization	23,328	9,737	16,421
Trade names amortization	3,445	508	3,452

	$30,707	$13,846	$23,473

(A)	Fiscal 2007 does not include amortization expense associated with the Home and Garden Business, as the Home and Garden Business was designated a discontinued operation in Fiscal 2007, in accordance with SFAS 144. Fiscal 2008 includes amortization expense related to Fiscal 2007, as a result of the reclassification of the Home and Garden Business as a continuing operation during Fiscal 2008. (See also Note 13, Segment Assets, for further details on amortization expense related to the Home and Garden Business).

The Company estimates annual amortization expense for the next five fiscal years will approximate $20,382 per year.

(7) Debt

Debt consists of the following:

	September 30, 2008		September 30, 2007
	Amount	Rate	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 2, 2013	347,012	12.0%	347,012	11.3%
Term Loan B, U.S. Dollar, expiring March 30, 2013	976,458	6.8%	997,500	9.6%
Term Loan, Euro, expiring March 30, 2013	369,283	9.6%	369,855	8.8%
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	2,873	8.5%
Revolving Credit Facility, expiring September 28, 2011	80,000	5.0%	—	—
Other notes and obligations	34,210	9.7%	28,719	5.6%
Capitalized lease obligations	13,583	4.9%	14,395	5.0%

	2,523,419		2,460,354
Less current maturities	48,637		43,438

Long-term debt	$2,474,782		$2,416,916

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

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

On September 28, 2007, as provided for in the Senior Credit Agreement, the Company entered into a $225,000 U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility”) pursuant to a new credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from the Company’s operations and available cash from prior borrowings under its Senior Credit Agreement in connection with the above-referenced refinancing. The Company, at its option, may increase the existing $225,000 commitment under the ABL Facility up to $300,000 upon request to the lenders under the ABL Facility and upon meeting certain criteria specified in the ABL Credit Agreement. The ABL Facility has a maturity date of September 28, 2011, subject to certain mandatory prepayment events. As of September 30, 2008, the Company had aggregate borrowing availability of approximately $108,106, net of lender reserves of $31,894 and outstanding letters of credit of $5,000, under the ABL Facility. As of September 30, 2007, the Company had aggregate borrowing availability of approximately $171,005, net of lenders reserves of $32,370, under the ABL Facility. References to “Senior Credit Facilities” in this Annual Report on Form 10-K, refer, collectively, to the U.S. Dollar Term B Loan, the Euro Facility and the ABL Facility.

During Fiscal 2008, the Company repaid $29,203 of term loan indebtedness under its Senior Credit Agreement with borrowings under the ABL Facility and net proceeds from the sale of the Canadian division of the Home and Garden Business. See Note 11, Discontinued Operations for further details on the sale of the Canadian division of the Home and Garden Business.

At September 30, 2008, the aggregate amount outstanding under the Company’s Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,478,727, including principal amounts of $976,458 under the U.S. Dollar Term B Loan, €255,843 under the Euro Facility (USD $369,283 at September 30, 2008), and $85,000 under the ABL Facility, including $5,000 in letters of credit. Letters of credit outstanding under the L/C Facility totaled $47,986 at September 30, 2008.

The aggregate scheduled maturities of debt as of September 30, 2008 are as follows:

2009	$48,637
2010	14,525
2011	94,403
2012	14,366
2013	1,292,316
Thereafter	1,059,172

$2,523,419

Aggregate capitalized lease obligations included in the amounts above are payable in installments of $1,008 in 2009, $826 in 2010, $844 in 2011, $807 in 2012, $811 in 2013 and $9,287 thereafter.

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

As of September 30, 2008, the Company was in compliance with all of the covenants under the Senior Credit Agreement and ABL Credit Agreement.

Senior Subordinated Notes

At September 30, 2008, the Company had outstanding principal of $700,000 under its 7 3/8% Senior Subordinated Notes due 2015, outstanding principal of $2,873 under its 8 1/2% Senior Subordinated Notes due 2013, and outstanding principal of $347,012 under its Variable Rate Toggle Senior Subordinated Notes due 2013 (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of September 30, 2008, the Variable Rate Toggle Senior Subordinated Notes due 2013 bore interest at a rate of 12%.

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

As of September 30, 2008, the Company was in compliance with all covenants under the Senior Subordinated Notes and the respective indentures. The Company, however, is subject to certain limitations as a result of the Company’s Fixed Charge Coverage Ratio under each of the indentures being below 2:1. Until the test is satisfied, the Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

(8) Shareholders’ Equity

The Company granted approximately 408 shares of restricted stock during Fiscal 2008. Of these grants, 158 shares are time-based and vest on a pro rata basis over a three year period and 250 are purely performance-based and vest only upon achievement of certain performance goals. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors or if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $2,165.

The Company granted approximately 1,689 shares of restricted stock during Fiscal 2007. Of these grants, approximately 194 shares are time-based and vest either 100% after three years or on a pro rata basis over a three-year period and 1,495 shares are purely performance-based and vest only upon achievement of certain performance goals. The total market value of the restricted shares on the date of grant was approximately $12,750. Unearned compensation is being amortized to expense over the appropriate vesting period. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors or Compensation Committee or if the employee is terminated without cause.

The Company granted approximately 965 shares of restricted stock during Fiscal 2006. Of these grants, approximately 415 shares are time-based and vest on a pro rata basis over either a three or four-year period and 390 shares are performance-based and vest upon achievement of certain performance goals. If the performance targets are not met, the performance component of a restricted stock award will automatically vest one year after the originally scheduled vesting date, effectively making the award time-based. The remaining 160 shares vest at specific dates throughout 2008 and 2009. The total market value of the restricted shares on the date of grant was

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

approximately $18,875. Unearned compensation is being amortized to expense over the appropriate vesting period. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors or Compensation Committee or if the employee is terminated without cause.

(See also Note 2(w), Significant Accounting Policies—Stock Compensation, for additional information on grants and forfeitures of restricted shares during Fiscal 2008, 2007 and 2006).

(9) Stock Option Plans

In 1996, the Company’s Board of Directors (“Board”) approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the aggregate, may be granted to select employees and non-employee directors of the Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. As of September 30, 2008, there were options with respect to 92 shares of common stock outstanding under the 1996 Plan. The 1996 Plan expired on September 12, 2006.

In 1997, the Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Under the 1997 Plan, the Company could grant to employees and non-employee directors stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of Common stock may be issued under the 1997 Plan. The 1997 Plan expired in August 31, 2007. As of September 30, 2008, there were options with respect to 418 shares of common stock and 526 restricted shares outstanding under the 1997 Plan.

In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Under the 2004 Plan, the Company may grant to employees and non-employee directors stock options, SARs, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan. At September 30, 2008, 2,560 restricted shares had been granted and 1,347 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan. The 2004 Plan expires on July 31, 2014.

See also Note 2(w), Significant Accounting Policies—Stock Compensation, and Note 8, Shareholders’ Equity, for information on grants and forfeitures of restricted shares during Fiscal 2008, 2007 and 2006.

(10) Income Taxes

Income tax (benefit) expense was calculated based upon the following components of income from continuing operations before income tax:

	2008	2007	2006
Pretax (loss) income:
United States	$(681,127)	$(538,608)	$(241,529)
Outside the United States	(260,815)	37,712	(214,179)

Total pretax loss	$(941,942)	$(500,896)	$(455,708)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The components of income tax expense (benefit) are as follows:

	2008	2007	2006
Current:
Federal	$—	$(219)	$819
Foreign	20,964	15,445	23,678
State	2,089	1,245	450

Total current	23,053	16,471	24,947
Deferred:
Federal	25,072	57,382	(48,372)
Foreign	(63,064)	(16,140)	3,690
State	3,297	(1,944)	(7,761)

Total deferred	(34,695)	39,298	(52,443)

Income tax (benefit) expense	$(11,642)	$55,769	$(27,496)

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Non U.S. permanent items	(0.4)	(2.4)	(0.8)
Revaluation of Deferred Taxes	0.2	5.6	—
Foreign statutory rate vs. U.S. statutory rate	(1.8)	0.9	0.6
State income taxes, net of federal benefit	1.4	2.4	1.5
Net nondeductible (deductible) interest expense	0.2	1.5	1.7
SFAS 142 Impairment	(10.9)	(10.4)	(23.7)
Valuation allowance	(23.6)	(43.5)	(6.8)
Other	1.1	(0.2)	(1.5)

	1.2%	(11.1)%	6.0%

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	September 30,
	2008	2007
Current deferred tax assets:
Employee benefits	$4,545	$2,774
Restructuring	1,460	9,847
Inventories and receivables	14,035	16,870
Marketing and promotional accruals	3,788	3,776
Foreign currency hedges	3,800	1,750
Other	18,313	12,939
Valuation allowance	(26,544)	(24,315)

Total current deferred tax assets	19,397	23,641
Current deferred tax liabilities:
Inventory	(1,143)	(1,433)
Other	(4,297)	—

Total current deferred tax liabilities	(5,440)	(1,433)

Net current deferred tax assets	$13,957	$22,208

Noncurrent deferred tax assets:
Employee benefits	$7,398	$18,920
Restructuring and purchase accounting	13,335	4,708
Marketing and promotional accruals	932	1,622
Net operating loss and credit carry forwards	447,329	354,506
Other	10,729	7,894
Valuation allowance	(469,426)	(283,062)

Total noncurrent deferred tax assets	10,297	104,588
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(22,778)	(30,080)
Unrealized gains	(4,044)	(4,631)
Intangibles	(93,749)	(231,859)
Other	(4,400)	(7,105)

Total noncurrent deferred tax liabilities	(124,971)	(273,675)

Net noncurrent deferred tax liabilities	$(114,674)	$(169,088)

Net current and noncurrent deferred tax liabilities	$(100,717)	$(146,880)

Undistributed earnings of the Company’s foreign operations amounting to approximately $357,933 and $329,952 at September 30, 2008 and 2007, respectively, are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2008 and 2007. The tax liability that would result from the distribution of these earnings via a dividend distribution is not practicable to determine.

The Company, as of September 30, 2008 has U.S. federal and state net operating loss carryforwards of approximately $1,008,814 and $1,831,990, respectively which will expire between 2009 and 2028. The Company

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

has foreign net operating loss carryforwards of approximately $141,653 which will expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2007 the Company has U.S. federal, state and foreign net operating loss carryforwards of approximately $763,308, $1,141,205 and $117,116, respectfully. The Company has had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects the Company’s U.S. net operating losses to certain limitations. These limitations include an overall annual limitation and a limitation related to gains generated upon the divestiture of certain assets.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2008 and September 30, 2007, the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $495,970 and $307,376, respectively. As of September 30, 2008 and September 30, 2007, approximately $467,546 and $235,181, respectively related to U.S. net deferred tax assets, and approximately $28,424 and $72,195, respectively related to foreign net deferred tax assets. The increase in the allowance during 2008 totaled approximately $188,594, of which approximately $232,365 related to an increase in the valuation allowance against U.S. net deferred tax assets, and approximately $43,771 related to a decrease in the valuation allowance against foreign net deferred tax assets. Included in the total change in the valuation allowance related to foreign net deferred tax assets, approximately $23,781 was recorded as a reduction in other identified intangible assets.

The Company is continuously undergoing examination by various taxing authorities. The IRS and other state and foreign taxing authorities routinely challenge certain deductions and credits reported by the Company on its income tax returns. In accordance with SFAS 109, “Accounting for Income Taxes,” the Company establishes reserves for tax contingencies that reflect its best estimate of the deductions and credits that it may be unable to sustain, or that it could be willing to concede as part of a broader tax settlement. In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires the Company to recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of the adoption of FIN 48, the Company recognized no cumulative effect adjustment. As of October 1, 2007 and September 30, 2008, the Company had approximately $7,933 and $7,479 of unrecognized tax benefits, respectively, of which approximately $4,630 and $4,860, respectively, would affect the Company’s effective tax rate if recognized and approximately $2,629 and $1,945, respectively, of which would result in a reduction in goodwill if recognized. The change from October 1, 2007 to September 30, 2008 is primarily a result of the accrual of additional interest and penalties and the settlement of a tax examination in Germany as further discussed below.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of October 1, 2007 and September 30, 2008, the Company had approximately $1,525 and $1,806, respectively, of accrued interest and penalties related to uncertain tax positions.

The Company does not expect any significant increases in the unrecognized tax benefits within twelve months of the reporting date of this Annual Report on Form 10-K.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S., federal tax filings for years prior to and including the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Company’s fiscal year ended September 30, 2004 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2004 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2005, 2006 and 2007 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

During Fiscal 2008, certain of the German legal entities acquired by the Company in April, 2005 settled German tax audits for the fiscal years ended 2001 through 2004. As a result of the settlement, the Company reduced its unrecognized tax benefits by approximately $734, resulting in a reduction of goodwill of approximately $379 and the remainder of which was reclassified as a current tax liability.

The Company cannot predict the ultimate outcome of its current tax examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

SFAS 142 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During 2008 and 2007, the Company, as a result of its testing, recorded non-cash pre tax impairment charges of $866,934 and $362,452, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of $145,059 and $76,500 in Fiscal 2008 and 2007, respectively, as a result of a significant portion of the impaired assets not being deductible for tax purposes.

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

On November 1, 2007, the Company sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled $14,931 and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in the Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K. On February 5, 2008, the Company finalized the contractual working capital adjustment in connection with this sale which increased proceeds received by the Company by $500. As a result of the finalization of the contractual working capital adjustments the Company recorded a loss on disposal of $1,087, net of tax benefit.

During the second quarter of the Company’s fiscal year ended September 30, 2008 the Company determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of SFAS 144, necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, the Company reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as a continuing

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

operation. Accordingly, the presentation herein of the results of continuing operations includes the Home and Garden Business, without the Canadian division which, as indicated above, was sold on November 1, 2007, for all periods presented. (See also Note 5, Assets Held for Sale, where the specific assets and liabilities to be sold are further discussed.)

In accordance with SFAS 144, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Company recorded a non-cash pretax charge of $44,507 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian division of the Home and Garden Business, in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values.

The presentation herein of the results of continuing operations has been changed to exclude the Canadian division of its Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the years ended September 30, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Net sales	$4,732	$88,724	$89,506

Loss from discontinued operations before income taxes	$(1,896)	$(46,324)	$(378)
Provision for income tax benefit	(651)	(6,276)	(138)

Loss from discontinued operations (including loss on disposal of $1,087 in 2008), net of tax	$(1,245)	$(40,048)	$(240)

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

Effective October 1, 2005, the Company reflected the operations of Nu-Gro Pro and Tech as discontinued operations. Therefore, the presentation herein of the results of continuing operations has been changed to exclude Nu-Gro Pro and Tech for all periods presented. The Company discontinued these operations as part of the United integration initiatives. (See also Note 16, Restructuring and Related Charges, for additional discussion of United integration initiatives). The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the year ended September 30, 2006:

2006(A)
Net sales	$16,314

Loss from discontinued operations before income taxes	$(6,388)
Provision for income tax benefit	(868)

Loss from discontinued operations (including loss on disposal of $3,901, net of tax	$(5,520)

(A)	Represents results for the discontinued operations for October 1, 2005 through January 2006.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(12) Employee Benefit Plans

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 92 percent current liability funded status. At January 1, 2008, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 92 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

Effective September 30, 2007, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”). The recognition and disclosure provisions of this statement requires recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and to recognize changes in that funded status in AOCI in the year in which the adoption occurs. The Company measures plan assets and obligations of its domestic pension plans as of June 30 each year and either June 30 or September 30 each year for its foreign pension plans and its domestic other postretirement plans. The measurement date provisions of SFAS 158, which for the Company becomes effective Fiscal 2009, will require the Company to measure all of its defined benefit pension and postretirement

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

plan assets and obligations as of September 30, its fiscal year end. The Company does not believe the adoption of the measurement date provisions of SFAS 158 will have a material impact on its financial position, results of operations and cash flow.

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

The adoption of SFAS 158 on September 30, 2007, resulted in incremental adjustments to the following accounts in the Consolidated Balance Sheet:

	At September 30, 2007
	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	Total
Deferred Tax Asset-Long-term	$431	$(431)	$—
Intangible Assets	831,122	(1,824)	829,298
Other Assets	1,967,986	319	1,968,305
Total Employee Benefit Obligation	(58,306)	3,836	(54,470)
AOCI	(63,764)	(1,900)	(65,664)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Pension and Deferred Compensation Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation, beginning of year	$118,589	$113,391	$458	$5,298
Service cost	2,616	3,197	13	223
Interest cost	6,475	6,294	27	163
Other events	66	—	—	—
Actuarial (gain) loss	(9,874)	(8,975)	(75)	157
Loss (gain) on curtailment	—	694	—	(5,147)
Participant contributions	320	119	—	—
Benefits paid	(8,159)	(4,414)	(21)	(236)
Foreign currency exchange rate changes	(659)	8,283	—	—

Benefit obligation, end of year	$109,374	$118,589	$402	$458

Change in plan assets
Fair value of plan assets, beginning of year	$73,422	$63,133	$—	$—
Assets acquired with acquisitions	—	—	—	—
Actual return on plan assets	(3,301)	5,864	—	—
Employer contributions	7,344	4,882	21	236
Employee contributions	2,081	119	—	—
Benefits paid	(8,159)	(4,414)	(21)	(236)
Assets transferred out	—	(216)	—	—
Plan expenses paid	(178)	(198)	—	—
Foreign currency exchange rate changes	(797)	4,252	—	—

Fair value of plan assets, end of year	$70,412	$73,422	$—	$—

Funded status before fourth quarter contributions	$(38,962)	$(45,167)	$(402)	$(458)
Fourth quarter contributions	548	4,352	—	—

Accrued Benefit Cost	(38,414)	(40,815)	(402)	(458)

Weighted-average assumptions:
Discount rate	5.0%-7.0%	4.50%-6.25%	6.75%	6.25%
Expected return on plan assets	4.5%-8.0%	4.5%-8.0%	N/A	N/A
Rate of compensation increase	0%-4.6%	0%-4.4%	N/A	N/A

The net underfunded status of $38,414 is recognized in the accompanying Consolidated Balance Sheet as $1,290 within Other Assets for our overfunded plans and $39,704 within Total Employee Benefit Obligations for our underfunded plans. Included in AOCI as of September 30, 2008 are the following amounts that have not yet been recognized as components of net periodic pension cost: unrecognized net losses of $4,173 and unrecognized net prior service costs of $1,626. The net loss, and net prior services costs in AOCI expected to be recognized during Fiscal 2009 are $159 and $214, respectively.

At September 30, 2008, the Company’s total pension and deferred compensation benefit obligation of $109,374 consisted of $36,116 associated with U.S. plans and $73,258 associated with international plans. The

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

fair value of the Company’s assets of $70,412 consisted of $30,137 associated with U.S. plans and $40,275 associated with international plans. The weighted average discount rate used for the Company’s domestic plans was approximately 6.8% and approximately 6.4% for its international plans. The weighted average expected return on plan assets used for the Company’s domestic plans was approximately 8.0% and approximately 5.3% for its international plans.

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

	Pension and Deferred Compensation Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Components of net periodic benefit cost
Service cost	$2,616	$3,197	$4,686	$13	$223	$614
Interest cost	6,475	6,294	5,215	27	163	299
Expected return on assets	(4,589)	(4,146)	(3,838)	—	—	—
Amortization of prior service cost	371	703	404	—	—	22
Amortization of transition obligation	—	—	34	—	—	—
Curtailment loss	11	—	—	—	—	—
Recognized net actuarial loss (gain)	136	208	1,607	(61)	(58)	—

Net periodic cost (benefit)	$5,020	$6,256	$8,108	$(21)	$328	$935

The contributions to the Company’s pension plans between July 1 and September 30 were $1,418, $6,492 and $3,778 in Fiscal 2008, 2007 and 2006, respectively. All of the Company’s plans individually have accrued benefit costs.

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds of the respective countries as well as current market conditions.

Below is a summary allocation of all pension plan assets along with expected long-term rates of return by asset category as of the measurement date.

	Weighted Average Allocation
	Target	Actual
Asset Category	2008	2008	2007
Equity Securities	0-60%	36%	32%
Fixed Income Securities	0-40%	16%	15%
Other	0-100%	48%	53%

Total	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.4%.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2008 review of such rates. The plan assets currently do not include holdings of Spectrum common stock.

The Company’s Fixed Income Securities portfolio is invested primarily in commingled funds and managed for overall return expectations rather than matching duration against plan liabilities; therefore, debt maturities are not significant to the plan performance.

The Company’s Other portfolio consists of all pension assets, primarily life insurance contracts, in the United Kingdom, Germany and the Netherlands.

The Company expects to make minimal contributions to its pension plans in 2009. The Company’s expected future pension benefit payments for Fiscal 2009 through our fiscal year 2018 are as follows:

2009	$3,917
2010	4,077
2011	4,426
2012	4,725
2013	5,108
2014 to 2018	30,395

The Company sponsors a supplemental executive retirement plan (“SERP”) for eligible employees. Each October 1, the account of each participant is credited by an amount equal to 15% of the participant’s salary. In addition, each quarter each account is credited by an amount equal to 2% of the participant’s account value. Each participant vests 20% per year in his account, with immediate full vesting occurring upon death, disability or a change in control of the Company. During Fiscal 2007 the Company began funding this plan, however, prior to Fiscal 2007 the plan was unfunded. As of September 30, 2008 and 2007, the Company had recorded an obligation of $983 and $468, respectively, related to the plan. Subsequent to the end of Fiscal 2008, the Company froze the SERP and made all participants 100% vested. The full value of the account for each participant will be paid to those participants prior to or on December 31, 2008.

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for Fiscal 2008, 2007 and 2006 were $5,083, $4,109 and $5,900, respectively.

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

The operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. In connection with the realignment of operating segments in Fiscal 2007, as discussed above, expenses associated with the Company’s global operations group, which consisted of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, which were previously reflected in corporate expenses, are now included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis and which were previously reflected as corporate expenses, have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. Segment reporting results for Fiscal 2006 have been reclassified to conform to the changes described above. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for Fiscal 2008, 2007 and 2006 is as follows:

Net sales to external customers

	2008	2007	2006
Global Batteries & Personal Care	$1,493,736	$1,431,475	$1,351,518
Global Pet Supplies	598,618	563,047	543,223
Home and Garden	595,656	570,165	567,505

Total segments	$2,688,010	$2,564,687	$2,462,246

Depreciation and amortization

	2008	2007	2006
Global Batteries & Personal Care	$32,535	$33,660	$34,462
Global Pet Supplies	22,891	22,269	21,709
Home and Garden(A)	27,531	—	14,905

Total segments	82,957	55,929	71,076
Corporate	7,959	21,496	14,341

Total Depreciation and amortization	$90,916	$77,425	$85,417

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(A)	Fiscal 2007 does not include depreciation and amortization expense associated with the Home and Garden Business, as the Home and Garden Business was designated a discontinued operation in Fiscal 2007, in accordance with SFAS 144. Fiscal 2008 includes depreciation and amortization expense of $13,645 related to Fiscal 2007, as a result of the reclassification of the Home and Garden Business as a continuing operation during Fiscal 2008.

Segment profit

	2008	2007	2006
Global Batteries & Personal Care(A)	$162,889	$143,850	$117,409
Global Pet Supplies(A)	68,885	71,038	72,471
Home and Garden(B)	8,034	47,030	55,240

Total segments	239,808	261,918	245,120
Corporate expenses(A)	45,246	46,902	41,315
Restructuring and related charges	39,337	98,026	54,709
Goodwill and intangibles impairment	866,934	362,452	432,978
Interest expense(C)	229,013	255,765	175,923
Other expense (income), net	1,220	(331)	(4,097)

Loss from continuing operations before income taxes	$(941,942)	$(500,896)	$(455,708)

(A)	In connection with the realignment of operating segments in Fiscal 2007, certain expenses previously reflected in corporate expenses are now included in the determination of operating segment profit. Segment reporting results for Fiscal 2006 have been reclassified to conform to this change. Accordingly, previously reported Global Batteries & Personal Care segment profit for Fiscal 2006 has been decreased by approximately $46,914 and previously reported Global Pet Supplies segment profit for Fiscal 2006 has been decreased by approximately $11,140. As a result of these reclassifications, previously reported Corporate expenses for Fiscal 2006 has been reduced by approximately $58,054.
(B)	Fiscal 2007 does not include depreciation and amortization expense associated with the Home and Garden Business, as the Home and Garden Business was designated a discontinued operation in Fiscal 2007, in accordance with SFAS 144. Fiscal 2008 includes depreciation and amortization expense of $13,645 related to Fiscal 2007, as a result of the reclassification of the Home and Garden Business as a continuing operation during Fiscal 2008.
(C)

Fiscal 2007 includes $24,576 in debt issuance costs and $11,649 in prepayment penalties in connection with the refinancing of the Company’s previously existing senior credit facilities and the exchange of the Company’s 8 1/2% Senior Subordinated Notes due 2013 for Variable Rate Toggle Senior Subordinated Notes due 2013 pursuant to the terms of an exchange offer, both of which occurred on March 30, 2007. (See also Note 7, Debt, for additional information related to Company’s refinancing).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Segment total assets

	September 30,
	2008	2007
Global Batteries & Personal Care	$1,182,515	$1,376,910
Global Pet Supplies	700,475	1,202,263
Home & Garden(A)	289,628	573,409

Total segments	2,172,618	3,152,582
Corporate	74,861	58,804

Total assets at year end	$2,247,479	$3,211,386

(A)	Fiscal 2007 Home and Garden includes $24,975 related to the Canadian division of the Home and Garden Business which is classified as an Asset held for sale. (See also Note 5, Assets Held for Sale, where the specific assets and liabilities to be sold are further discussed).

Segment long-lived assets

	September 30,
	2008	2007
Global Batteries & Personal Care	$580,358	$729,661
Global Pet Supplies	514,756	1,033,133
Home & Garden	147,222	418,388

Total segments	1,242,336	2,181,182
Corporate	51,546	53,803

Long-lived assets at year end	$1,293,882	$2,234,985

Capital expenditures

	2008	2007	2006
Global Batteries & Personal Care	$8,198	$13,137	$41,764
Global Pet Supplies	8,231	8,964	13,181
Home and Garden	4,802	2,213	4,979

Total segments	$21,231	$24,314	$59,924
Corporate	397	—	—

	$21,628	$24,314	$59,924

Geographic Disclosures—Net sales to external customers

	2008	2007	2006
United States	$1,533,539	$1,376,481	$1,478,112
Outside the United States	1,154,471	1,188,206	984,134

Total net sales to external customers	$2,688,010	$2,564,687	$2,462,246

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Geographic Disclosures—Long-lived assets

	September 30,
	2008	2007
United States	$683,557	$1,273,767
Outside the United States	610,325	961,218

Long-lived assets at year end	$1,293,882	$2,234,985

(14) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,238, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2008 and September 30, 2007, these amounts totaled approximately $14,243 and $32,747, respectively, and are included in Other long-term liabilities in the Consolidated Balance Sheets.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business.

The Company is involved in an ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda., Interelectrica Administração e Participações Ltda., and VARTA AG, the former owners of the Company’s subsidiary Microlite, with respect to a number of matters arising out of the Company’s acquisition of Microlite, including the Company’s right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and the Company’s obligation to pay additional amounts to Tabriza arising out of its earn-out rights under the acquisition agreement. The Company acquired Microlite in Fiscal 2004. In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. All other disputed matters remain open pending final decision by the arbitration panel. Among the matters decided at the summary judgment stage, the arbitration panel found in favor of Tabriza with respect to the questions of whether Tabriza is entitled to receive from the Company interest on certain earn-out payments previously made and whether Tabriza is entitled to receive from the Company an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation. The Company currently estimates that the additional earn-out amounts owed to Tabriza arising out of the decisions on these two matters, which has been reflected as additional acquisition consideration, will be at least $5,000. Such additional amount due to Tabriza is included in Accrued liabilities: Other in the Consolidated Balance Sheets as of September 30, 2008. Determination of the total net amount owed by or payable to the Company arising out of the arbitration proceeding cannot be determined until the arbitration panel has issued its final decision, which is currently anticipated to be issued in the first quarter of Fiscal 2009.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2009	$34,209
2010	31,509
2011	28,455
2012	27,305
2013	21,866
Thereafter	72,956

Total minimum lease payments	$216,300

All of the leases expire during the years Fiscal 2009 through our fiscal year 2022. Total rental expenses were $37,068, $31,733, and $29,333 for Fiscal 2008, 2007 and 2006, respectively.

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

Certain affiliates of Thomas H. Lee Partners, L.P. were the majority shareholders of United immediately prior to the consummation of the Company’s acquisition of United, and as a result of the Company’s acquisition of United, became significant shareholders of the Company. In addition, two of the Company’s former directors were members of Thomas H. Lee Advisors, LLC, which is the general partner of Thomas H. Lee Partners, L.P., which is the manager of THL Equity Advisors IV, LLC, which, in turn, is the general partner of each of the Thomas H. Lee related funds that were shareholders of United immediately prior to the Merger and thereafter became significant shareholders of the Company. Those two directors resigned from the Board of Directors on May 28, 2007 and affiliates of Thomas H. Lee Partners, L.P. were no longer significant shareholders of the Company as of the end of Fiscal 2008.

Mr. Shepherd, a member of our Board of Directors, is an investor in Thomas H. Lee Equity Fund IV, L.P., a large shareholder of United immediately prior to the Merger, and, as a result of the Merger, currently is a large shareholder of our Common Stock.

Mr. Jones, the Company’s former Chairman of the Board and Chief Executive Officer, and trusts for his family members, collectively owned approximately 203 shares of United common stock as of immediately prior

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

to the Merger, which shares were converted into an aggregate of approximately 36 shares of Company Common Stock pursuant to the Merger. Mr. Jones was a member of the Board of Directors of United from January 20, 1999 to December 31, 2003 and provided consulting services to United under an agreement that was terminated on September 28, 2004. A member of the Company’s Board of Directors is an investor in Thomas H. Lee Equity Fund IV, L.P., a large shareholder of United immediately prior to the Merger, and, as a result of the Merger, became a large shareholder of the Company. Thomas H. Lee Equity Fund IV, L.P. was no longer a significant shareholder of the Company as of the end of Fiscal 2008.

In connection with the acquisition of United, the Company entered into certain agreements with UIC Holdings, L.L.C. (“Holdings”), the majority stockholder of United as of the date the Company entered into the definitive agreement to acquire United, Thomas H. Lee Partners, L.P. and certain of its affiliates and certain former stockholders of United. The agreements are described further below. As mentioned above, Thomas H. Lee Partners, L.P. and its affiliates were no longer significant shareholders of the Company as of the end of Fiscal 2008.

On February 7, 2005, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain former stockholders of United, including certain affiliates of Thomas H. Lee Partners, L.P. and an affiliate of Banc of America Securities LLC, pursuant to which the Company agreed to prepare and file with the SEC, not later than nine months following the consummation of the acquisition of United on February 7, 2005, a registration statement to permit the public offering and resale under the Securities Act of 1933 on a continuous basis of shares of Common Stock issued in connection with its acquisition of United (the “Shelf Registration Statement”). As of December 4, 2007, the Company has not so registered these shares. Pursuant to the Registration Rights Agreement, the Company also granted to the former stockholders of United certain rights to require the Company, on not more than three occasions, to amend the Shelf Registration Statement or prepare and file a new registration statement to permit an underwritten offering of shares of the Company’s stock received by them in the acquisition of United as well as certain rights to include those shares in any registration statement proposed to be filed by the Company. As mentioned above, Thomas H. Lee Partners, L.P. and its affiliates were no longer significant shareholders of the Company as of the end of Fiscal 2008.

On February 7, 2005, the Company entered into a standstill agreement (the “Standstill Agreement”) with Thomas H. Lee Equity Fund IV, L.P., THL Equity Advisors IV, LLC, Thomas H. Lee Partners, L.P. and Thomas H. Lee Advisors, L.L.C. (the “Restricted Parties”). Pursuant to the Standstill Agreement, the Restricted Parties are prohibited until February 7, 2010 from acquiring ownership in excess of 28% of the Company’s outstanding voting capital stock, on a fully-diluted basis, soliciting proxies or consents with respect to the Company’s voting capital stock, soliciting or encouraging third parties to acquire or seek to acquire the Company, a significant portion of the Company’s assets or more than 5% of the Company’s outstanding voting capital stock or joining or participating in a pooling agreement, syndicate, voting trust or other similar arrangement with respect to the Company’s voting capital stock for the purpose of acquiring, holding, voting or disposing of such voting capital stock. As mentioned above, Thomas H. Lee Partners, L.P. and its affiliates were no longer significant shareholders of the Company as of the end of Fiscal 2008.

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

The following table summarizes restructuring and related charges incurred by segment:

	2008	2007	2006
Cost of goods sold:
Global Batteries & Personal Care	$16,159	$18,126	$15,212
Global Pet Supplies	340	13,154	5,855
Corporate	—	35	—

Total restructuring and related charges in cost of goods sold	16,499	31,315	21,067
Operating expense:
Global Batteries & Personal Care	12,012	30,375	9,452
Global Pet Supplies	2,702	9,292	2,766
Home and Garden	3,770	6,986	21,424
Corporate	4,354	20,058	—

Total restructuring and related charges in operating expense	22,838	66,711	33,642

Total restructuring and related charges	$39,337	$98,026	$54,709

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes restructuring and related charges incurred by type of charge:

	2008	2007	2006
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$—	$18	$259
Other associated costs	—	468	—
United & Tetra integration:
Termination benefits	30	149	5,430
Other associated costs	299	13,005	425
European initiatives:
Termination benefits	(830)	7,494	14,953
Other associated costs	88	308	—
Latin America initiatives:
Termination benefits	—	712	—
Other associated costs	253	9,847	—
Global Realignment initiatives:
Termination benefits	106	(686)	—
Other associated costs	154	—	—
Ningbo Exit Plan:
Termination benefits	1,230	—	—
Other associated costs	15,169	—	—

Total included in cost of goods sold	16,499	31,315	21,067

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	1,954	1,112	23,915
Other associated costs	883	12,800	1,791
European initiatives:
Termination benefits	—	(1,298)	7,936
Other associated costs	35	—	—
Latin America initiatives:
Termination benefits	64	363	—
Global Realignment:
Termination benefits	12,338	48,755	—
Other associated costs	7,564	4,979	—

Total included in operating expenses	22,838	66,711	33,642

Total restructuring and related charges	$39,337	$98,026	$54,709

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo battery manufacturing facility in China (the “Ningbo Exit Plan”). The Company recorded $16,399 of pretax restructuring and related charges during Fiscal 2008 in connection with the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $22,500.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Ningbo Exit Plan Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$—	$—	$—
Provisions	912	233	1,145
Non-cash items	(1)	—	(1)

Accrual balance at September 30, 2008	$911	$233	$1,144

Expensed as incurred(A)	$318	$14,936	$15,254

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company recorded $317 and $10,923 of pretax restructuring and related charges during Fiscal 2008 and 2007, respectively, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,240 since the inception of the Latin American Initiatives.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and activity that occurred during Fiscal 2008:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$124	$576	$700
Provisions	—	250	250
Non-cash items	—	(49)	(49)

Accrual balance at September 30, 2008	$124	$777	$901

Expensed as incurred(A)	$64	$3	$67

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 13, Segment Results, for additional discussion on the Company’s realignment of its operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $20,161and $53,048 of pretax restructuring and related charges during Fiscal 2008 and 2007, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

are expected to be incurred through December 31, 2008, relate primarily to severance and are projected at approximately $85,000, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that have occurred during Fiscal 2008:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$27,477	$4,043	$31,520
Provisions	8,041	1,811	9,852
Cash expenditures	(18,372)	(558)	(18,930)
Non-cash items	429	(1,608)	(1,179)

Accrual balance at September 30, 2008	$17,575	$3,688	$21,263

Expensed as incurred(A)	$4,403	$5,906	$10,309

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during Fiscal 2008, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2008	$12,037	$3,769	$4,355	$20,161
Restructuring and related charges since initiative inception	$42,495	$6,265	$24,449	$73,209
Total future restructuring and related charges expected	$—	$5,290	$6,110	$11,400

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company recorded $(707), $6,504 and $21,242 of pretax restructuring and related charges during Fiscal 2008, 2007 and 2006, respectively, in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,039 since the inception of the European Initiatives.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that have occurred during Fiscal 2008:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$5,224	$—	$5,224
Provisions	(830)	(58)	(888)
Cash expenditures	(446)	(401)	(847)
Non-cash items	(894)	938	44

Accrual balance at September 30, 2008	$3,054	$479	$3,533

Expensed as incurred(A)	$—	$181	$181

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

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

Effective October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Company recorded $125, $4,487, and $21,424 of pretax restructuring and related charges during Fiscal 2008, 2007 and 2006, respectively, representing the finalization of expenditures in connection with the integration of the United home and garden business. The Company recorded pretax restructuring and related charges of $30,726 since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2008. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $3,041, $22,446 and $8,622 of pretax restructuring and related charges during Fiscal 2008, 2007 and 2006, respectively, representing the finalization of expenditures in connection with its integration activities within the Global Pet Supplies business. The Company has recorded pretax restructuring and related charges of $34,562 since the inception of the integration activities within Global Pet Supplies.

During the fiscal year ended September 30, 2005, the Company also announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. The Company recorded no pretax restructuring and related charges during Fiscal 2008 in connection with this closure. The Company recorded $485 and $259 in Fiscal 2007 and 2006, respectively. The costs associated with the initiative are complete and totaled $10,955.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that have occurred during Fiscal 2008:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$2,747	$2,138	$4,885
Provisions	1,277	130	1,407
Cash expenditures	(1,606)	(1,585)	(3,191)
Non-cash items	(1,204)	836	(368)

Accrual balance at September 30, 2008	$1,214	$1,519	$2,733

Expensed as incurred(A)	$707	$1,052	$1,759

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2007	$100	$11,770	$11,870
Cash expenditures	(82)	(2,610)	(2,692)
Non-cash expenditures	(18)	(4,175)	(4,193)

Accrual balance at September 30, 2008	$—	$4,985	$4,985

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

(17) Subsequent Events

Subsequent to September 30, 2008, the Company’s Board of Directors approved the shutdown of the growing products portion of its Home and Garden Business segment, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. This decision was made only after attempts by the Company to sell this segment, in whole or in part, were unsuccessful. The Company expects the shutdown of the growing products portion of its Home and Garden Business to be completed by January 31, 2009.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(18) Quarterly Results (unaudited)

	Quarter Ended
	September 30, 2008	June 29, 2008	March 30, 2008	December 30, 2007
Net sales	$706,521	$729,663	$647,142	$604,684
Gross profit	254,895	261,420	234,599	217,682
Net loss	(492,568)	(283,862)	(111,713)	(43,402)
Basic net loss per common share	$(9.68)	$(5.58)	$(2.19)	$(0.85)
Diluted net loss per common share	$(9.68)	$(5.58)	$(2.19)	$(0.85)

	Quarter Ended
	September 30, 2007	July 1, 2007	April 1, 2007	December 31, 2006
Net sales	$659,154	$659,982	$634,465	$611,086
Gross profit	237,716	253,865	223,816	218,275
Net loss	(333,001)	(7,388)	(237,515)	(18,809)
Basic net loss per common share	$(6.60)	$(0.15)	$(4.77)	$(0.38)
Diluted net loss per common share	$(6.60)	$(0.15)	$(4.77)	$(0.38)

(19) Consolidating Financial Statements

In connection with the acquisitions of Remington Products Company, L.L.C., United and Tetra, the Company completed debt offerings of Senior Subordinated Notes. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all of the Company’s domestic subsidiaries.

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

Consolidating Balance Sheet

September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$9,786	$3,667	$91,320	$—	$104,773
Receivables:
Trade accounts receivables, net of allowances	94,859	90,719	168,371	—	353,949
Other	167,197	352,832	41,283	(520,556)	40,756
Inventories	65,970	156,234	164,967	(3,911)	383,260
Deferred income taxes	(3,149)	11,969	4,404	733	13,957
Assets held for sale	—	316	7,136	—	7,452
Prepaid expenses and other	21,118	7,361	20,971	—	49,450

Total current assets	355,781	623,098	498,452	(523,734)	953,597
Property, plant and equipment, net	47,621	63,749	123,435	—	234,805
Long term intercompany receivables	675,951	—	(421,804)	(254,147)	—
Deferred charges and other	15,724	439,571	(411,166)	—	44,129
Goodwill	—	58,653	174,491	2,324	235,468
Intangible assets, net	213,523	305,547	223,926	(187)	742,809
Debt issuance costs	36,671	—	—	—	36,671
Investments in subsidiaries	3,908,119	3,357,348	3,549,876	(10,815,343)	—

Total assets	$5,253,390	$4,847,966	$3,737,210	$(11,591,087)	$2,247,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$138,165	$12	$35,059	$(124,599)	$48,637
Accounts payable	497,397	333,830	109,405	(662,506)	278,126
Accrued liabilities:
Wages and benefits	30,253	8,594	33,452	—	72,299
Income taxes payable	105	543	9,624	—	10,272
Restructuring and related charges	12,982	7,292	14,285	—	34,559
Accrued interest	49,769	—	745	—	50,514
Other	13,313	16,562	57,797	—	87,672

Total current liabilities	741,984	366,833	260,367	(787,105)	582,079
Long-term debt, net of current maturities	2,462,070	602,379	50,984	(640,651)	2,474,782
Employee benefit obligations, net of current portion	10,191	(1,278)	38,781	—	47,694
Deferred income taxes	158,242	(28,087)	(15,481)	—	114,674
Other	10,277	—	45,211	—	55,488

Total liabilities	3,382,764	939,847	379,862	(1,427,756)	3,274,717
Shareholders’ equity:
Common stock	692	451	537,926	(538,377)	692
Additional paid-in capital	674,252	2,134,693	3,547,564	(5,682,139)	674,370
Accumulated deficit	(1,654,508)	(489,611)	(818,795)	1,267,999	(1,694,915)
Accumulated other comprehensive income	2,927,020	2,262,586	90,653	(5,210,814)	69,445

	1,947,456	3,908,119	3,357,348	(10,163,331)	(950,408)
Less treasury stock, at cost	(76,830)	—	—	—	(76,830)

Total shareholders’ equity (deficit)	1,870,626	3,908,119	3,357,348	(10,163,331)	(1,027,238)

Total liabilities and shareholders’ deficit	$5,253,390	$4,847,966	$3,737,210	$(11,591,087)	$2,247,479

Consolidating Statement of Operations

Year Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$357,187	$1,265,032	$1,147,672	$(81,881)	$2,688,010
Cost of goods sold	198,072	928,923	659,928	(84,008)	1,702,915
Restructuring and related charges	5	340	16,154	—	16,499

Gross profit	159,110	335,769	471,590	2,127	968,596
Operating expenses:
Selling	78,516	217,785	269,746	251	566,298
General and administrative	80,153	54,378	64,127	—	198,658
Research and development	14,220	6,150	5,207	—	25,577
Restructuring and related charges	9,236	6,471	7,131	—	22,838
Goodwill and intangibles impairment	8,100	488,685	370,149	—	866,934

	190,225	773,469	716,360	251	1,680,305

Operating loss	(31,115)	(437,700)	(244,770)	1,876	(711,709)
Interest expense	182,158	22,864	24,116	(125)	229,013
Other expense (income), net	764,954	206,361	(4,839)	(965,256)	1,220

Loss from continuing operations before income taxes	(978,227)	(666,925)	(264,047)	967,257	(941,942)
Income tax expense (benefit)	155,955	(125,532)	(42,799)	734	(11,642)

Loss from continuing operations	(1,134,182)	(541,393)	(221,248)	966,523	(930,300)
(Loss) income from discontinued operations, net of tax	(34)	(1,215)	4	—	(1,245)

Net loss	$(1,134,216)	$(542,608)	$(221,244)	$966,523	$(931,545)

Consolidating Statement of Cash Flows

Year Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(1,413,373)	$(1,049,625)	$796,142	$1,656,990	$(9,866)
Net cash used by operating activities of discontinued operations	—	(296)	—	—	(296)

Net cash (used) provided by operating activities	(1,413,373)	(1,049,921)	796,142	1,656,990	(10,162)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,902)	(8,528)	(9,198)	—	(21,628)
Proceeds from sale of property, plant, and equipment	—	—	285	—	285
Intercompany investments	(107,465)	107,465	—	—	—

Net cash (used) provided by investing activities of continuing operations	(111,367)	98,937	(8,913)	—	(21,343)
Net cash provided by investing activities of discontinued operations	—	15,076	—	—	15,076

Net cash (used) provided by investing activities	(111,367)	114,013	(8,913)	—	(6,267)
Cash flows from financing activities:
Reduction of debt	(415,838)	—	(9,235)	—	(425,073)
Proceeds from debt financing	477,759	—	—	—	477,759
Debt issuance costs	(152)	—	—	—	(152)
Treasury stock purchases	(744)	—	—	—	(744)
Proceeds (advances related to) from intercompany transactions	1,461,899	938,102	(743,011)	(1,656,990)	—

Net cash provided (used) by financing activities	1,522,924	938,102	(752,246)	(1,656,990)	51,790
Effect of exchange rate changes on cash and cash equivalents	—	—	(441)	—	(441)

Net increase (decrease) in cash and cash equivalents	(1,816)	2,194	34,542	—	34,920
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$9,786	$3,667	$91,320	$—	$104,773

Consolidating Balance Sheet

September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$11,602	$1,473	$56,778	$—	$69,853
Receivables, net	266,997	292,498	137,326	(296,422)	400,399
Inventories	145,850	74,832	176,601	(954)	396,329
Assets held for sale	(22,397)	47,688	8,355	—	33,646
Prepaid expenses and other	40,699	9,305	24,702	1,468	76,174

Total current assets	442,751	425,796	403,762	(295,908)	976,401
Property, plant and equipment, net	65,427	64,351	151,790	—	281,568
Deferred charges and other	702,934	426,867	23,446	(1,112,507)	40,740
Goodwill	3,298	435,603	379,502	2,324	820,727
Intangible assets, net	226,515	433,842	386,874	(187)	1,047,044
Debt issuance costs	44,906	—	—	—	44,906
Investments in subsidiaries	5,097,465	4,326,785	3,559,881	(12,984,131)	—

Total assets	$6,583,296	$6,113,244	$4,905,255	$(14,390,409)	$3,211,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$72,134	$30	$29,628	$(58,354)	$43,438
Accounts payable	440,746	236,438	191,634	(589,270)	279,548
Accrued liabilities:
Wages and benefits	26,549	6,820	34,123	—	67,492
Income taxes payable	7,537	1,218	9,590	—	18,345
Restructuring and related charges	30,537	4,924	20,332	—	55,793
Accrued interest	50,778	—	344	—	51,122
Liabilities held for sale	(39,213)	47,688	—	—	8,475
Other	18,540	7,972	55,431	—	81,943

Total current liabilities	607,608	305,090	341,082	(647,624)	606,156
Long-term debt, net of current maturities	2,403,531	609,706	66,730	(663,051)	2,416,916
Employee benefit obligations, net of current portion	10,531	(513)	44,451	—	54,469
Deferred income taxes	4,973	101,496	62,618	1	169,088
Other	4,997	—	63,589	(1)	68,585

Total liabilities	3,031,640	1,015,779	578,470	(1,310,675)	3,315,214
Shareholders’ equity:
Common stock	690	547	537,944	(538,491)	690
Additional paid-in capital	669,156	1,438,763	4,303,169	(5,741,814)	669,274
(Accumulated deficit) Retained earnings	(721,829)	57,938	(597,425)	497,946	(763,370)
Accumulated other comprehensive income	3,679,725	3,600,217	83,097	(7,297,375)	65,664

	3,627,742	5,097,465	4,326,785	(13,079,734)	(27,742)
Less treasury stock, at cost	(76,086)	—	—	—	(76,086)

Total shareholders’ equity (deficit)	3,551,656	5,097,465	4,326,785	(13,079,734)	(103,828)

Total liabilities and shareholders’ equity	$6,583,296	$6,113,244	$4,905,255	$(14,390,409)	$3,211,386

Consolidating Statement of Operations

Year Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$968,639	$578,971	$1,145,238	$(128,161)	$2,564,687
Cost of goods sold	625,465	427,338	675,200	(128,303)	1,599,700
Restructuring and related charges	540	12,941	17,834	—	31,315

Gross profit	342,634	138,692	452,204	142	933,672
Operating expenses:
Selling	209,673	80,176	270,256	(434)	559,671
General and administrative	(362,552)	151,332	374,703	—	163,483
Research and development	17,726	4,654	4,437	—	26,817
Restructuring and related charges	37,338	8,018	21,355	—	66,711
Goodwill and intangibles impairment	338,052	1,000	23,400	—	362,452

	240,237	245,180	694,151	(434)	1,179,134

Operating income (loss)	102,397	(106,488)	(241,947)	576	(245,462)
Interest expense	199,659	(18,744)	24,785	50,065	255,765
Other expense (income), net	377,889	214,490	(5,753)	(586,957)	(331)

Loss from continuing operations before income taxes	(475,151)	(302,234)	(260,979)	537,468	(500,896)
Income tax (benefit) expense	88,139	23,403	(16,894)	(38,879)	55,769

Loss from continuing operations	(563,290)	(325,637)	(244,085)	576,347	(556,665)
Loss from discontinued operations, net of tax	(23,127)	(1,400)	(15,521)	—	(40,048)

Net loss	$(586,417)	$(327,037)	$(259,606)	$576,347	$(596,713)

Consolidating Statement of Cash Flows

Year Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities of continuing operations	$194,627	$40,990	$(121,297)	$(136,454)	$(22,134)
Net cash used by operating activities of discontinued operations	—	(10,495)	—	—	(10,495)

Net cash provided (used) by operating activities	194,627	30,495	(121,297)	(136,454)	(32,629)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,019)	(3,010)	(11,285)	—	(24,314)
Proceeds from sale of property, plant, and equipment	—	—	1,572	—	1,572
Intercompany investments	(27,758)	22,758	5,000	—	—

Net cash (used) provided by investing activities of continuing operations	(37,777)	19,748	(4,713)	—	(22,742)
Net cash used by investing activities of discontinued operations	—	(340)	—	—	(340)

Net cash (used) provided by investing activities	(37,777)	19,408	(4,713)	—	(23,082)
Cash flows from financing activities:
Reduction of debt	(1,181,026)	—	(856,252)	—	(2,037,278)
Proceeds from debt financing	1,547,500	—	629,123	—	2,176,623
Debt issuance costs	(43,969)	—	—	—	(43,969)
Proceeds from exercise of stock options	655	—	—	—	655
Stock option income tax benefit	37	—	—	—	37
Treasury stock purchases	(3,003)	—	—	—	(3,003)
(Advances related to) proceeds from intercompany transactions	(468,118)	(49,806)	381,470	136,454	—

Net cash (used) provided by financing activities	(147,924)	(49,806)	154,341	136,454	93,065
Effect of exchange rate changes on cash and cash equivalents	—	—	4,069	—	4,069

Net increase in cash and cash equivalents	8,926	97	32,400	—	41,423
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$11,602	$1,473	$56,778	$—	$69,853

Consolidating Statement of Operations

Year Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$1,067,708	$522,960	$1,016,961	$(145,383)	$2,462,246
Cost of goods sold	662,993	372,198	618,513	(144,538)	1,509,166
Restructuring and related charges	—	4,682	16,385	—	21,067

Gross profit	404,715	146,080	382,063	(845)	932,013
Operating expenses:
Selling	240,462	70,444	230,445	(112)	541,239
General and administrative	183,836	(62,378)	56,010	—	177,468
Research and development	20,969	5,252	4,347	—	30,568
Restructuring and related charges	22,793	2,766	8,083	—	33,642
Goodwill and intangibles impairment	—	142,919	290,059	—	432,978

	468,060	159,003	588,944	(112)	1,215,895

Operating loss	(63,345)	(12,923)	(206,881)	(733)	(283,882)
Interest expense	112,850	40,028	22,377	668	175,923
Other expense (income), net	574,186	245,570	(1,274)	(822,579)	(4,097)

Loss from continuing operations before income taxes	(750,381)	(298,521)	(227,984)	821,178	(455,708)
Income tax (benefit) expense	(44,179)	22,032	(5,930)	581	(27,496)

Income from continuing operations	(706,202)	(320,553)	(222,054)	820,597	(428,212)
Income (loss) from discontinued operations, net of tax	29,195	11,100	(46,055)	—	(5,760)

Net loss	$(677,007)	$(309,453)	$(268,109)	$820,597	$(433,972)

Consolidating Statement of Cash Flows

Year Ended September 30, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(799,549)	$201,863	$281,476	$358,637	$42,427
Net cash provided by operating activities of discontinued operations	—	—	4,365	—	4,365

Net cash (used) provided by operating activities	(799,549)	201,863	285,841	358,637	46,792
Cash flows from investing activities:
Purchases of property, plant and equipment	(22,888)	(5,427)	(31,609)	—	(59,924)
Proceeds from sale of property, plant, and equipment	4,831	—	608	—	5,439
Proceeds from sale of assets held for sale	10,641	—	—	—	10,641
Payments for acquisitions, net of cash acquired	(7,363)	(1,728)	(9,410)	—	(18,501)
Intercompany investments	(337,386)	178,635	158,751	—	—

Net cash (used) provided by investing activities of continuing operations	(352,165)	171,480	118,340	—	(62,345)
Net cash (used) provided by investing activities of discontinued operations	—	—	82,986	—	82,986

Net cash (used) provided by investing activities	(352,165)	171,480	201,326	—	20,641
Cash flows from financing activities:
Reduction of debt	(817,498)	—	(142,701)	—	(960,199)
Proceeds from debt financing	817,719	—	80,801	—	898,520
Debt issuance costs	(5,236)	—	—	—	(5,236)
Proceeds from exercise of stock options	365	—	—	—	365
Stock option income tax benefit	80	—	—	—	80
Treasury stock purchases	(2,263)	—	—	—	(2,263)
Proceeds from (advances related to) intercompany transactions	1,145,467	(374,624)	(412,206)	(358,637)	—

Net cash provided (used) by financing activities	1,138,634	(374,624)	(474,106)	(358,637)	(68,733)
Effect of exchange rate changes on cash and cash equivalents	—	—	(122)	—	(122)

Net increase/(decrease) in cash and cash equivalents	(13,080)	(1,281)	12,939	—	(1,422)
Cash and cash equivalents, beginning of period	15,756	2,657	11,439	—	29,852

Cash and cash equivalents, end of period	$2,676	$1,376	$24,378	$—	$28,430

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the years ended September 30, 2008, 2007 and 2006 (In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2008:
Accounts receivable allowances	$17,196	$1,368	$462	—	$18,102
September 30, 2007:
Accounts receivable allowances	$21,394	$3,242	$1,373	$6,067	$17,196
September 30, 2006:
Accounts receivable allowances	$20,262	$7,838	$6,706	—	$21,394

(A)	Represents changes in estimates of accounts receivable allowances of $4,135 and the reclassification of accounts receivable allowances to assets held for sale of $1,932 which related to the Canadian division of the Home and Garden Business which has been designated as discontinued operations.

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

By:	/s/ Kent J. Hussey
Kent J. Hussey Chief Executive Officer

DATE: December 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Kent J. Hussey Kent J. Hussey	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ John D. Bowlin John D. Bowlin	Chairman of the Board

/s/ William P. Carmichael William P. Carmichael	Director

/s/ John S. Lupo John S. Lupo	Director

/s/ Thomas R. Shepherd Thomas R. Shepherd	Director

/s/ Barbara S. Thomas Barbara S. Thomas	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 2.6	Purchase Agreement, dated May 20, 2008, by and among Spectrum Brands, Inc., Salton, Inc. and Applica Pet Products LLC (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2008).

Exhibit 2.7	Termination Agreement, dated July 13, 2008, by and among Spectrum Brands, Inc., Salton, Inc. and Applica Pet Products LLC (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2008).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005.

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc.*

Exhibit 4.1	Indenture, dated as of February 7, 2005, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of February 7, 2005, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture, dated as of February 7, 2005, to the Indenture, dated as of September 30, 2003, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of September 30, 2003, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture, dated as of March 29, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement, dated as of February 7, 2005, by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.10	Tripartite Agreement, dated October 10, 2008, between Spectrum Brands, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association.*

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.2	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.3	Second Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.4	Restricted Stock Award Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.5	Retention Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey.*

Exhibit 10.6	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.7	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil.*

Exhibit 10.8

Letter Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form

10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.9	Retention Agreement, effective August 5, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.10	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.11	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and David R. Lumley.*

Exhibit 10.12	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.13	Employment Agreement, dated March 27, 2007, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	First Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.15	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.16	Separation Agreement and Release, effective October 8, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder.*

Exhibit 10.17	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.18	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.19	Credit Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.20	Credit Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.21	Guarantee and Collateral Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.22	ABL Guarantee and Collateral Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.23	Intercreditor agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.24	Exchange and Forbearance Agreement, dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.25	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.26	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.27	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.28	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.29	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007) (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.30	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.31	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.32	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.33	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007) (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.34	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.35	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.36	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.37	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.38	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 21.1	Subsidiaries of Registrant.*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith