Form 10-Q
period 2008-12-28
Spectrum Brands, Inc.
filed 2009-02-11
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 9, 2009, was 52,803,341.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED December 28, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Balance Sheets

December 28, 2008 and September 30, 2008

(Unaudited)

(Amounts in thousands, except per share figures)

	December 28, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$100,692	$104,773
Receivables:
Trade accounts receivable, net of allowances of $16,690 and $18,102, respectively	305,574	353,949
Other	40,883	40,756
Inventories	407,617	383,260
Deferred income taxes	17,276	13,957
Assets held for sale	6,635	7,452
Prepaid expenses and other	40,695	49,450

Total current assets	919,372	953,597
Property, plant and equipment, net	203,479	234,805
Deferred charges and other	40,164	44,129
Goodwill	231,989	235,468
Intangible assets, net	723,536	742,809
Debt issuance costs	34,713	36,671

Total assets	$2,153,253	$2,247,479

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$54,583	$48,637
Accounts payable	259,509	278,126
Accrued liabilities:
Wages and benefits	49,827	72,299
Income taxes payable	20,688	10,272
Restructuring and related charges	40,642	34,559
Accrued interest	45,605	50,514
Other	81,149	87,672

Total current liabilities	552,003	582,079
Long-term debt, net of current maturities	2,550,340	2,474,782
Employee benefit obligations, net of current portion	43,133	47,694
Deferred income taxes	128,265	114,674
Other	41,916	55,488

Total liabilities	3,315,657	3,274,717
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,372 and 69,202 shares, respectively; outstanding 52,928 and 52,775 shares, respectively	691	692
Additional paid-in capital	674,351	674,370
Accumulated deficit	(1,807,587)	(1,694,915)
Accumulated other comprehensive income	47,027	69,445

	(1,085,518)	(950,408)
Less treasury stock, at cost, 16,443 and 16,427 shares, respectively	(76,886)	(76,830)

Total shareholders’ deficit	(1,162,404)	(1,027,238)

Total liabilities and shareholders’ deficit	$2,153,253	$2,247,479

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended December 28, 2008 and December 30, 2007

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS
	2009	2008
Net sales	$564,189	$604,684
Cost of goods sold	364,033	386,881
Restructuring and related charges	55,172	121

Gross profit	144,984	217,682
Selling	118,062	136,301
General and administrative	37,965	39,246
Research and development	5,605	5,799
Restructuring and related charges	25,931	4,892

Total operating expenses	187,563	186,238

Operating (loss) income	(42,579)	31,444
Interest expense	52,464	57,172
Other expense (income), net	3,677	(109)

Loss from continuing operations before income taxes	(98,720)	(25,619)
Income tax expense	13,937	16,445

Loss from continuing operations	(112,657)	(42,064)
Loss from discontinued operations, net of tax	—	(1,338)

Net loss	$(112,657)	$(43,402)

Basic earnings per share:
Weighted average shares of common stock outstanding	51,406	50,971
Loss from continuing operations	$(2.19)	$(0.82)
Loss from discontinued operations	—	(0.03)

Net loss	$(2.19)	$(0.85)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,406	50,971
Loss from continuing operations	$(2.19)	$(0.82)
Loss from discontinued operations	—	(0.03)

Net loss	$(2.19)	$(0.85)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended December 28, 2008 and December 30, 2007

(Unaudited)

(Amounts in thousands)

	THREE MONTHS
	2009	2008
Cash flows from operating activities:
Net loss	$(112,657)	$(43,402)
Loss from discontinuing operations	—	(1,338)

Loss from continuing operations	(112,657)	(42,064)
Non-cash adjustments to income from continuing operations:
Depreciation	18,566	10,773
Amortization	13,808	5,458
Amortization of debt issuance costs	1,958	2,243
Other non-cash adjustments	104,484	16,968
Net changes in assets and liabilities, net of discontinued operations	(116,566)	(83,914)

Net cash used by operating activities of continuing operations	(90,407)	(90,536)
Net cash used by operating activities of discontinued operations	—	(389)

Net cash used by operating activities	(90,407)	(90,925)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,880)	(6,476)
Proceeds from sale of equipment	18	44

Net cash used by investing activities of continuing operations	(1,862)	(6,432)
Net cash provided by investing activities of discontinued operations	—	14,456

Net cash (used) provided by investing activities	(1,862)	8,024

Cash flows from financing activities:
Reduction of debt	(7,703)	(59,012)
Proceeds from debt financing	100,656	155,816
Debt issuance costs	—	22
Treasury stock purchases	(56)	(683)

Net cash provided by financing activities	92,897	96,143
Effect of exchange rate changes on cash and cash equivalents	(4,709)	1,785

Net (decrease) increase in cash and cash equivalents	(4,081)	15,027
Cash and cash equivalents, beginning of period	104,773	69,853

Cash and cash equivalents, end of period	$100,692	$84,880

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

The Company historically pursued a strategy of strategic acquisitions in furtherance of its goal of being a diversified global consumer products company competing in high-growth markets. In August 1999, the Company acquired ROV Limited’s battery business, which operations had an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, Venezuela, Argentina, and Chile. In September 2003, the Company acquired Remington Products Company, L.L.C. in order to expand its products portfolio and become a more diversified consumer products company that did not solely focus on the battery and lighting product markets. In 2005, the Company acquired United Industries Corporation (“United”) and Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) to further diversify its business and leverage its distribution strengths through expansion into the home and garden and pet product markets. These acquisitions were financed in substantial part with debt from a variety of sources.

In July 2006, in response to the Company’s substantial leverage and operating performance, the Company engaged advisors to assist it in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. The Company also continued to pursue initiatives to reduce manufacturing and operating costs. In connection with this undertaking, during the first quarter of the Company’s fiscal year ended September 30, 2007 the Company approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of United States (“U.S.”) and Canadian divisions. As a result, the Company designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations.

In November 2007, the Company sold the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations, for further details on the sale of the Canadian division of the Home and Garden Business.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

During the second quarter of the Company’s fiscal year ended September 30, 2008 (“Fiscal 2008”), the Company determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, the Company reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as a continuing operation. Accordingly, the presentation herein of the results of continuing operations includes the Home and Garden Business, without the Canadian division which, as indicated above, was sold on November 1, 2007, for all periods presented.

In May 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton Inc. (“Salton”) and Applica Pet Products LLC (“Applica”), each controlled affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. The Company was unable to obtain the consent of the lenders under its senior credit facilities, and, in July 2008, the Company entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. Pursuant to the termination agreement, as a condition to the termination, the Company paid Salton and Applica $3,000 as a reimbursement of expenses.

In November 2008, the Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business for the Company’s fiscal year ending September 30, 2009 (“Fiscal 2009”). The Company believes the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. As of January 31, 2009, the Company had substantially completed the shutdown of the growing products portion of the Home and Garden Business.

On December 15, 2008, the Company was notified that the Company’s common stock would be suspended from trading on the New York Stock Exchange (the “NYSE”) prior to market opening on December 22, 2008. The Company was advised that the decision to suspend the Company’s common stock was reached in view of the fact that the Company has recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25,000, the minimum threshold for listing on the NYSE. The Company’s common stock had been delisted from the NYSE effective January 23, 2009. The Company’s common stock is currently quoted on the Pink Sheet Electronic Quotation Service. However there can be no assurances that a broker-dealer will make a market in its common stock.

Chapter 11 Filing

On February 3, 2009, the Company announced that it reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of its outstanding bonds (the “Significant Noteholders”), to pursue a refinancing that, if implemented as proposed, will significantly reduce the Company’s outstanding debt. The agreements contemplated that the refinancing would occur pursuant to a pre-arranged plan of reorganization that would be supported by each of the Significant Noteholders. On the same day, the Company and its wholly owned United States subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Western District of Texas (the “Bankruptcy Filing”). The Company has filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”), as discussed below, that details its proposed terms for the refinancing. The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-50456 (the “Bankruptcy Cases”).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The refinancing provided for in the Proposed Plan would effect the cancellation of existing obligations evidenced by its public senior subordinated notes and the creation of new common stock and a new series of notes to be issued by the reorganized Company to the noteholders. Existing common stock would be extinguished under the Proposed Plan, and no distributions will be made to holders of the existing equity. The Company’s obligations to pay principal and interest on its senior debt would remain unchanged. The claims of existing secured and other general unsecured creditors other than the noteholders would be reinstated or unimpaired, and thus would receive payment of their claims on existing terms either in the ordinary course or upon consummation of the Proposed Plan.

Each of the Significant Noteholders has agreed, pursuant to a restructuring support agreement (the “Restructuring Support Agreement”) and upon the terms and subject to the conditions in the agreement, to support the Proposed Plan and, upon receipt of a Bankruptcy Court approved disclosure statement and when properly solicited to do so, to vote all of their respective claims under the notes in favor of the Proposed Plan. The Restructuring Support Agreement is subject to termination upon the occurrence of certain events including, among others, the Company’s withdrawal of the Proposed Plan, the Company’s failure to secure Bankruptcy Court approval of debtor-in-possession financing in accordance with the terms of the Restructuring Support Agreement or the failure of the Bankruptcy Court to approve a disclosure statement, confirm the Proposed Plan or declare the Proposed Plan effective as of specified dates.

2    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at December 28 and September 30, 2008, and the results of operations and cash flows for the three month periods ended December 28, 2008 and December 30, 2007. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with generally accepted accounting principles in the United States of America. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2009 and Fiscal 2008 refer to the fiscal years ended September 30, 2009 and 2008, respectively.

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

During the second quarter of Fiscal 2008 the Company determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of SFAS 144, necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, the Company reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as a continuing operation. Accordingly, the presentation herein of the results of continuing operations includes the Home and Garden Business, without the Canadian division which, as indicated above, was sold on November 1, 2007, for all periods presented.

The presentation herein of the results of continuing operations has been changed to exclude the Canadian division of its Home and Garden Business for the three months ended December 30, 2007. The following amounts have been segregated from continuing operations and are reflected as discontinued operations during the three months ended December 30, 2007:

Three Months
2008(A)
Net sales	$4,732

Loss from discontinued operations before income taxes	$(1,989)
Provision for income tax benefit	(651)

Loss from discontinued operations (including loss on disposal of $1,209), net of tax	$(1,338)

(A)	Represents results from discontinued operations from October 1, 2007 through November 1, 2007, the date of sale.

Assets Held for Sale: As of December 28, 2008 and September 30, 2008, the Company had $6,635 and $7,452, respectively, included in Assets held for sale in its Condensed Consolidated Balance Sheets (Unaudited) related to certain assets and liabilities of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. The fair values of the Company’s goodwill and indefinite-lived intangible assets were not tested for impairment during the three month period ended December 28, 2008 and December 30, 2007, respectively, as no event or circumstance arose which indicated that an impairment loss may have been incurred.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $42,994 and $49,165 for the three month periods ended December 28, 2008 and December 30, 2007, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 22% and 19% of the Company’s Net sales during the three month periods ended December 28, 2008 and December 30, 2007, respectively. This customer also represented approximately 12% and 22% of the Company’s Trade accounts receivable, net as of December 28, 2008 and September 30, 2008, respectively.

Approximately 47% and 54% of the Company’s Net sales during the three month periods ended December 28, 2008 and December 30, 2007, respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

SFAS 123(R) requires the Company to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three month periods ended December 28, 2008 and December 30, 2007 was $(21), or $(13), net of taxes, and $1,861, or $1,154, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). The Company expects that total stock compensation expense for Fiscal 2009 will be approximately $3,461 before the effect of income taxes. As of December 28, 2008, there was $4,706 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

Stock options previously awarded generally vest under a combination of time-based and performance-based vesting criteria. Under the time-based vesting, the stock options become exercisable primarily in equal increments over a three year period, while under the performance-based vesting such options become exercisable over the same time period, if performance criteria are met, or one day prior to the end of the exercise period, if certain performance criteria are not met. The period during which such options, if vested, may be exercised generally extends ten years from the date of grant.

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

During the three month period ended December 28, 2008, the Company granted approximately 229 shares of restricted stock. All shares granted are purely performance based and vest only upon achievement of certain performance goals which consist of reportable segment and consolidated company EBITDA and cash flow components, each as defined by the Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors.

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”).

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of December 28, 2008, 2,632 of restricted shares had been granted, net of forfeitures and shares surrendered by employees for payment of taxes on such awards, and 1,200 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of December 28, 2008 there were options with respect to 394 shares of common stock and 410 restricted shares outstanding under the 1997 Plan, and options with respect to 89 shares of common stock outstanding under the 1996 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of December 28, 2008 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2008	1,873	$10.74	$20,111
Granted	229	0.66	150
Vested	(433)	12.12	(5,251)
Forfeited	(59)	8.77	(522)

Restricted stock at December 28, 2008	1,610	$9.00	$14,488

The following table summarizes the stock option transactions for the three month period ended December 28, 2008:

	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	510	$15.06
Granted	—	—
Exercised	—	—
Forfeited	(27)	15.62

Outstanding, end of period	483	$15.03

Options exercisable, end of period	393	$15.28

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes information about options outstanding and options outstanding and exercisable as of December 28, 2008:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	405	3.60 years	$13.54	322	$13.64
$18.60 – $21.50	7	4.24	20.28	4	20.35
$21.63 – $27.13	71	1.20	23.06	67	22.84

	483	3.26	$15.03	393	$15.28

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended December 28, 2008 and December 30, 2007, $822 and $1,602 of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the three month periods ended December 28, 2008 and December 30, 2007, no gains or losses were recorded as adjustments to interest expense for ineffectiveness from such hedges. At December 28, 2008 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on floating rate debt, exclusive of lender spreads, at rates as follows: 5.49% for a notional principal amount of $225,000 through March 2010 and 3.01% for a notional principal amount of $80,000 through April 2010. The derivative net loss on these contracts recorded in AOCI at December 28, 2008 was $5,632, net of tax benefit of $3,452. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 was $3,604, net of tax benefit of $2,209. At December 28, 2008, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $3,900, net of tax benefit.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and inter-company sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended December 28, 2008 and December 30, 2007, $37 and $958 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Net sales. During the three month periods ended December 28, 2008 and December 30, 2007, $3,344 and $2,894 of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During the three month periods ended December 28, 2008 and December 30, 2007, the pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0. The derivative net gain on these contracts recorded in AOCI at December 28, 2008 was $8,042, net of tax expense of $3,531. The derivative net gain on these contracts recorded in AOCI at September 30, 2008 was $3,591, net of tax expense of $1,482. During the three month period ended December 28, 2008, the Company terminated a series of such contracts prior to their scheduled maturities at a gain receiving $13,571 in cash. The hedged transactions are expected to occur in the future as forecast therefore, the related pretax derivative gains remain recorded in AOCI and are included in the amounts above. These pretax derivative gains will be reclassified from AOCI into earnings upon the contracts normal scheduled maturities. At December 28, 2008, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months was $6,977, net of tax benefit. As a result of the early termination of such contracts, the portion of non-cash derivative net gains to be reclassified from AOCI into earnings over the next 12 months included in the amounts above is $7,874 net of tax benefit.

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, used in its manufacturing processes. Prior to closure of the growing products division of the Home & Garden business, the company was exposed to risk from fluctuating prices for raw materials, including urea and DAP. The Company hedges a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended December 28, 2008 and December 30, 2007, $5,674 and $163 of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the three month periods ended December 28, 2008 and December 30, 2007, $282 and $327 of pretax derivative gains and losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. During the three month period ended December 28, 2008, in connection with closure of the growing products division of the Home & Garden business, all amounts related to remaining urea and DAP hedge contracts were deemed ineffective and reclassified from AOCI into earnings. As a result, and in addition to the amounts for ineffectiveness above, $12,729 of pretax derivative losses were recorded as an adjustment to Restructuring and related charges in Cost of goods sold for ineffectiveness. At December 28, 2008, the Company had a series of urea and DAP swap contracts outstanding through April 2009 with a contract value of $12,585. At December 28, 2008, the Company had a series of zinc swap contracts outstanding through December 2010 with a contract value of $29,237. At September 30, 2008, $60,204 of urea, DAP and zinc commodity contracts were outstanding. The derivative net loss on zinc contracts recorded in AOCI at December 28, 2008 was $7,444, net of tax benefit of $4,002. The derivative net loss on urea, DAP and zinc contracts recorded in AOCI at September 30, 2008 was $7,282, net of tax benefit of $4,038. At December 28, 2008, the portion of derivative net losses for zinc contracts estimated to be reclassified from AOCI into earnings over the next 12 months was $6,154, net of tax benefit.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and inter-company payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheets (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During the three month periods ended December 28, 2008 and December 30, 2007, $1,495 and $6,436 of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At December 28, 2008, $107,255 of such foreign exchange derivative contracts were outstanding. At September 30, 2008, $110,174 of such foreign exchange derivative contracts were outstanding.

Fair Value of Financial Instruments: Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The adoption of SFAS 157 did not have a material affect on the Company’s statements of operations, financial position or cash flows.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

Level 1	Quoted prices for identical instruments in active markets.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Significant inputs to the valuation model are unobservable.

The Company maintains policies and procedures to value instruments using the best and most relevant data available. In addition, the Company has risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, the Company retains independent pricing vendors to assist in valuing certain instruments.

The following section describes the valuation methodologies the Company uses to measure various financial instruments at fair value.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Derivatives

The Company’s derivatives are valued using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. The Company’s derivative portfolio contains Level 2 instruments and represents interest rate swaps and foreign currency and commodity forward contracts.

	Level 1	Level 2	Level 3	Total
Liabilities:
Foreign currency derivatives	$—	$(1,558)	$—	$(1,558)
Interest rate derivatives	—	(9,759)	—	(9,759)
Commodity derivatives	—	(19,919)	—	(19,919)

Total Liabilities	$—	$(31,236)	$—	$(31,236)

Effective October 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected. The adoption of SFAS 159 did not affect the Company’s results of operations, financial position or cash flows as the Company did not elect the fair value option for any of its financial instruments.

3    OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three month periods ended December 28, 2008 and December 30, 2007, respectively, are as follows:

	Three Months
	2009	2008
Net loss	$(112,657)	$(43,402)
Other comprehensive loss:
Foreign currency translation	(24,299)	9,400
Valuation allowance adjustments	(472)	(1,367)
Pension liability adjustments	—	103
Net unrealized gain (loss) on derivative instruments	2,340	(3,257)

Net change to derive comprehensive loss for the period	(22,431)	4,879

Comprehensive loss	$(135,088)	$(38,523)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ deficit. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three month periods ended December 28, 2008 and December 30, 2007 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

4    NET LOSS PER COMMON SHARE

Net loss per common share for the three month periods ended December 28, 2008 and December 30, 2007, respectively, is calculated based upon the following number of shares:

	Three Months
	2009	2008
Basic	51,406	50,971
Effect of restricted stock and assumed conversion of options	—	—

Diluted	51,406	50,971

For the three month periods ended December 28, 2008 and December 30, 2007, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

5    INVENTORIES

Inventories, which are stated at the lower of cost or market, consist of the following:

	December 28, 2008	September 30, 2008
Raw materials	$87,329	$89,811
Work-in-process	31,779	26,160
Finished goods	288,509	267,289

	$407,617	$383,260

6    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2008	$117,649	$—	$117,819	$235,468
Effect of translation	(2,512)	—	(967)	(3,479)

Balance as of December 28, 2008	$115,137	$—	$116,852	$231,989

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2008	$286,260	$57,000	$218,345	$561,605
Reclassification(A)	—	(12,000)	—	(12,000)
Effect of translation	(1,827)	—	(2,351)	(4,178)

Balance as of December 28, 2008	$284,433	$45,000	$215,994	$545,427
Intangible Assets Subject to Amortization
Balance as of September 30, 2008, net	$11,829	$58,357	$111,018	$181,204
Additions(A)	500	12,000	17	12,517
Amortization during period(A)	(263)	(10,366)	(3,200)	(13,829)
Effect of translation	(341)	—	(1,442)	(1,783)

Balance as of December 28, 2008, net	$11,725	$59,991	$106,393	$178,109

Total Intangible Assets, net	$296,158	$104,991	$322,387	$723,536

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

(A)

During the three month period ended December 28, 2008, the Company reclassified the Home and Garden Business growing products trade names not subject to amortization to intangible trade names subject to amortization as the trade names have been assigned a useful life through the term of the shutdown period, which the Company has substantially completed as of January 31, 2009. See Note 1, Description of Business, for further details on the committed shutdown of the growing products portion of the Home and Garden Business.

Intangible assets subject to amortization include proprietary technology, customer relationship intangibles and certain trade names. The carrying value of technology assets was $31,306, net of accumulated amortization of $15,596, at December 28, 2008 and $32,120, net of accumulated amortization of $14,660, at September 30, 2008. The carrying value of customer relationship intangibles was $141,831, net of accumulated amortization of $62,958, at December 28, 2008 and $147,264, net of accumulated amortization of $58,913, at September 30, 2008. The carrying value of trade name intangibles was $4,972, net of accumulated amortization of $17,983 at December 28, 2008 and $1,820, net of accumulated amortization of $9,135 at September 30, 2008. Of the intangible assets acquired in the United acquisition and the Company’s acquisition of Jungle Laboratories Corporation (“Jungle Labs”), customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Company’s acquisition of Tetra, customer relationships have been assigned an estimated useful life of approximately 12 years and technology assets have been assigned a 6 year life.

Amortization expense for the three month periods ended December 28, 2008 and December 30, 2007, respectively, is as follows:

	Three Months
	2009	2008
Proprietary technology amortization	$936	$952
Customer relationships amortization	4,045	2,545
Trade names amortization	8,848	100

	$13,829	$3,597

The Company estimates annual amortization expense for the next five fiscal years will approximate $19,873 per year.

7    DEBT

Debt consists of the following:

	December 28, 2008		September 30, 2008
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	2,873	8.5%
Senior Subordinated Notes, due October 2, 2013	347,012	12.5%	347,012	12.0%
Term Loan B, U.S. Dollar, expiring March 30, 2013	976,458	6.7%	976,458	6.8%
Term Loan, Euro, expiring March 30, 2013	358,461	7.6%	369,283	9.6%
Revolving Credit Facility, expiring September 28, 2011	167,000	3.8%	80,000	5.0%
Other notes and obligations	40,193	8.5%	34,210	9.7%
Capitalized lease obligations	12,926	4.9%	13,583	4.9%

	2,604,923		2,523,419
Less current maturities	54,583		48,637

Long-term debt	$2,550,340		$2,474,782

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Defaults on Current Indebtedness

The Bankruptcy Filing, as described above in Note 1, Description of Business, constitutes an event of default under the Company’s senior secured term credit facility agreement. As a result of such default, the commitments under the senior secured term credit facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by the Company, including all amounts under outstanding letters of credit, became immediately due and payable. As further described under “ABL Facility and Debtor-In-Possession Financing” below, the Company’s senior secured asset-based loan facility credit agreement has been amended and excludes the filing of the Bankruptcy Cases as an event of default. In addition, the filing constituted an event of default under the respective indentures governing the Company’s Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”), the Company’s 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and the Company’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”). As a result of such default, the principal amount plus accrued and unpaid interest on the respective related notes is due and payable. As of February 1, 2009, the aggregate principal amounts outstanding under the senior secured term loan facility is approximately $1,304,557, and the aggregate principal amounts outstanding under the 7 3/8 Notes, the Variable Notes and the 8 1/2 Notes are approximately $700,000, $347,000 and $3,000, respectively.

Also on February 2, 2009, the Company failed to make a $25,800 interest payment due February 2, 2009 on the Company’s 7 3/8 Notes.

As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements have been stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Senior Term Credit Facility and ABL Facility

During the second quarter of Fiscal 2007, the Company refinanced its outstanding senior credit facilities with new senior secured credit facilities (collectively, the “Senior Term Credit Facility”) pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000,000 U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200,000 U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262,000 Term Loan facility (the “Euro Facility”), and a $50,000 synthetic letter of credit facility (the “L/C Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under the Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of the Company’s senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due on March 30, 2013. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, five business days prior to March 30, 2013.

On September 28, 2007, as provided for in the Senior Credit Agreement, the Company entered into a $225,000 U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility” and together with the Senior Term Credit Facility, the “Senior Credit Facilities”) pursuant to a credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from the Company’s operations and available cash from prior borrowings under its Senior Credit Agreement in connection with the above-referenced refinancing. Obligations under the ABL Facility were secured pursuant to a guarantee and collateral agreement.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

During the three month period ended December 28, 2008, the Company made no prepayments of term loan indebtedness under its Senior Credit Agreement.

At December 28, 2008, the aggregate amount outstanding under the Company’s Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,560,237, including principal amounts of $976,458 under the U.S. Dollar Term B Loan, €255,843 under the Euro Facility (USD $358,461 at December 28, 2008), and $176,000 under the ABL Facility, including $9,000 in letters of credit. Letters of credit outstanding under the L/C Facility totaled $49,318 at December 28, 2008.

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

The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. As discussed above, the Bankruptcy Filing constituted an event of default under the senior term credit facility and the indebtedness under the facility has been accelerated.

The ABL Credit Agreement and the related guarantee and collateral agreement have been amended in connection with the Bankruptcy Cases to provide new debtor-in-possession financing. A description of the terms of the ABL Credit Agreement as so amended is set forth in “Debtor-In-Possession Financing” below.

Debtor-In-Possession Financing

On February 5, 2009, the Company received interim approval from the Bankruptcy Court (the “Interim Financing Order”) to access new financing pursuant to a $235,000 senior secured debtor-in-possession revolving credit facility (the “DIP Facility”). The DIP Facility is being provided pursuant to a Ratification and Amendment Agreement with Wachovia Bank, National Association as administrative and collateral agent (the “Agent”), certain of the existing lenders under the ABL Facility with a participating interest from the Significant Noteholders. The agreement amends the ABL Credit Agreement and the related guarantee and collateral agreement (the ABL Credit Agreement as so amended, the “DIP Credit Agreement”). The DIP Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based loan, in an amount up to $45,000.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the DIP Facility. The proceeds of borrowings under the DIP Facility are to be used for costs, expenses and fees in connection with the DIP Facility, for working capital of the Company and its subsidiaries’ restructuring costs, and other general corporate purposes, in each case consistent with a budget. Proceeds from the Supplemental Loan shall be used by the Company consistent with the budget, including, without limitation, to repay a portion of the revolving loans outstanding as of the filing of the Bankruptcy Cases.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The DIP Facility carries an interest rate, at the Company’s option, of either (a) the base rate plus 3.50% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.50% per annum, except that the Supplemental Loan carries an interest rate, payable in cash, equal to the Eurodollar Rate plus 14.50% per annum. No amortization will be required with respect to the DIP Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 3.50%. For purposes of the Supplemental Loans, the Eurodollar Rate shall at no time be less than 3.00%.

The DIP Facility will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the Interim Financing Order if the Permanent Financing Order (as defined in the DIP Credit Agreement) has not been entered prior to the expiration of such 45 day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court or (d) the termination of the commitment with respect to the DIP Facility.

The Supplemental Loan will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the Interim Financing Order if the Permanent Financing Order (as defined in the DIP Credit Agreement), in form and substance satisfactory to the Supplemental Loan participants, has not been entered prior to the expiration of such 45-day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, such plan and order on terms and conditions satisfactory to the Supplemental Loan participants or (d) the termination of the Commitment with respect to the DIP Facility; provided that if certain exit conditions are satisfied prior to the maturity of the Supplemental Loan pursuant to clauses (a) through (d) above, the maturity of the Supplemental Loan shall be automatically extended to March 31, 2012.

As collateral security for the performance, observance and payment in full of all of the obligations (including pre-petition obligations and the post-petition obligations), Agent has valid, enforceable and perfected first priority and senior security interests in and liens upon all pre-petition collateral granted under the Company’s guarantee and collateral agreement with respect to the ABL Facility, as well as valid and enforceable first priority and senior security interests in and liens upon all post-petition collateral granted to Agent, for the benefit of itself and the other secured parties, under the Interim Financing Order, subject only to liens or encumbrances that were expressly permitted by the ABL Credit Agreement and the guarantee and collateral agreement and any other liens or encumbrances expressly permitted by any financing order that may have priority over the liens in favor of Agent and the secured parties.

The DIP Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, a maximum variance to budget covenant and other provisions directly relating to the Bankruptcy Cases. The DIP Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts outstanding due under the DIP Facility may be accelerated and the rights and remedies of the lenders under the DIP Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligations under the DIP Facility.

Senior Subordinated Notes

At December 28, 2008, the Company had outstanding principal of $700,000 under the 7 3/8 Notes, outstanding principal of $2,873 under the 8 1/2 Notes, and outstanding principal of $347,012 under its Variable Rate Notes (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of December 28, 2008, the Variable Rate Notes bore interest at a rate of 12 1/2%.

The Company may redeem all or a part of the Variable Rate Notes upon not less than 30 nor more than 60 days notice, at specified redemption prices. The terms of the 8 1/2 Notes and the 7 3/8 Notes do not currently permit redemption. Further, the indentures governing the Senior Subordinated Notes each require the Company to make an offer to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indentures and each require prepayment in connection with certain asset sales.

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

As discussed above, the Company failed to make its February 2, 2009 interest payment on the 7 3/8 Notes. In addition, the Bankruptcy Filing constituted an event of default under the Senior Subordinated Notes, and the indebtedness under the Senior Subordinated Notes has been accelerated.

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

The Company’s results of operations for the three month periods ended December 28, 2008 and December 30, 2007, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months
Components of net periodic pension benefit and deferred compensation benefit cost	2009	2008
Service cost	$2,403	$668
Interest cost	6,906	1,669
Expected return on assets	(4,589)	(1,207)
Settlement and Curtailment	—	—
Amortization of prior service cost	220	64
Recognized net actuarial loss	158	69
Employee contributions	(115)	—

Net periodic benefit cost	$4,983	$1,263

	Three Months
Pension and deferred compensation contributions	2009	2008
Contributions made during period	$537	$671

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month period ended December 28, 2008 were $1,214.

The measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“SFAS 158”), which for the Company becomes effective for the fiscal year ending September 30, 2009, will require the Company to measure all of its defined benefit pension and postretirement plan assets and obligations as of September 30, its fiscal year end. The Company currently measures plan assets and obligations of its domestic pension plans as of June 30 each year and either June 30 or September 30 each year for its foreign pension plans and its domestic other postretirement plans. The Company is currently evaluating the impact of adopting the measurement date provisions of SFAS 158 on its consolidated financial statements.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

9    INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S, federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2004 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2004 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2005, 2006, 2007, and 2008 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

During Fiscal 2009, certain of the Company’s German legal entities are undergoing audits for the fiscal years ended 2002 through 2005. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

10    SEGMENT RESULTS

The Company manages its business in three vertically integrated, product-focused reporting segments; (i) Global Batteries & Personal Care; (ii) Global Pet Supplies; and (iii) the Home and Garden Business.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three month periods ended December 28, 2008 and December 30, 2007, respectively, is as follows:

	Three Months
	2009	2008
Net sales from external customers
Global Batteries & Personal Care	$389,358	$418,059
Global Pet Supplies	132,360	142,461
Home and Garden	42,471	44,164

Total segments	$564,189	$604,684

	Three Months
	2009	2008
Segment profit
Global Batteries & Personal Care	$53,261	$47,091
Global Pet Supplies	12,056	16,813
Home and Garden	(18,376)	(19,084)

Total segments	46,941	44,820
Corporate expense	8,417	8,363
Restructuring and related charges	81,103	5,013
Interest expense	52,464	57,172
Other expense (income), net	3,677	(109)

Income from continuing operations before income taxes	$(98,720)	$(25,619)

	December 28, 2008	September 30, 2008
Segment total assets
Global Batteries & Personal Care	$1,139,354	$1,182,515
Global Pet Supplies	695,346	700,475
Home and Garden	247,707	289,628

Total segments	2,082,407	2,172,618
Corporate	70,846	74,861

Total assets at period end	$2,153,253	$2,247,479

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

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes restructuring and related charges incurred by segment for the three month periods ended December 28, 2008 and December 30, 2007, respectively:

	Three Months
	2009	2008
Cost of goods sold:
Global Batteries & Personal Care	$10,140	$134
Home and Garden	45,026	—
Global Pet Supplies	6	(13)

Total restructuring and related charges in cost of goods sold	55,172	121
Operating expense:
Global Batteries & Personal Care	4,541	1,776
Home and Garden	16,597	1,239
Global Pet Supplies	2,485	279
Corporate	2,308	1,598

Total restructuring and related charges in operating expense	25,931	4,892

Total restructuring and related charges	$81,103	$5,013

2009 Restructuring Initiatives

The Company implemented an initiative within the Home and Garden Business to reduce operating costs and eliminate unprofitable products from its portfolio. These initiatives include the plan to discontinue the growing products portion of its Home and Garden Business segment, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed (the “Growing Products Exit Plan”). The Company recorded $60,016 of pretax restructuring and related charges during the three month period ended December 28, 2008 in connection with the Growing Products Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2013, are projected at approximately $84,050.

Growing Products Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and activity that occurred during Fiscal 2009:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$—	$—	$—
Provisions	5,569	11,013	16,582
Cash expenditures	(1,044)	—	(1,044)
Non-cash items	—	(7,785)	(7,785)

Accrual balance at December 28, 2008	$4,525	$3,228	$7,753

Expensed as incurred(A)	$—	$43,434	$43,434

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo Baowang China battery manufacturing facility (the “Ningbo Exit Plan”). The Company recorded $10,395 of pretax restructuring and related charges during the three month period ended December 28, 2008 and $26,794 of pretax restructuring and related charges since the inception of the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $30,295.

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and activity that occurred during Fiscal 2009:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$911	$233	$1,144
Provisions	659	52	711
Cash expenditures	(860)	(126)	(986)
Non-cash items	(27)	1	(26)

Accrual balance at December 28, 2008	$683	$160	$843

Expensed as incurred(A)	$—	$9,684	$9,684

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company recorded $86 of pretax restructuring and related charges during the three month period ended December 28, 2008, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,323 since the inception of the Latin American Initiatives.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and activity that occurred during Fiscal 2009:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$124	$777	$901
Cash expenditures	(373)	—	(373)
Non-cash items	—	(252)	(252)

Accrual balance at December 28, 2008	$(249)	$525	$276

Expensed as incurred(A)	$86	$—	$86

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $6,941 of pretax restructuring and related charges during the three month period ended December 28, 2008, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2009, relate primarily to severance and are projected at approximately $95,900, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that have occurred during Fiscal 2009:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$17,575	$3,688	$21,263
Provisions	3,556	(5)	3,551
Cash expenditures	(5,047)	(114)	(5,161)
Non-cash items	51	(665)	(614)

Accrual balance at December 28, 2008	$16,135	$2,904	$19,039

Expensed as incurred(A)	$1,677	$1,713	$3,390

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the three month period ending December 28, 2008, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2009	$4,207	$426	$2,308	$6,941
Restructuring and related charges since initiative inception	$46,702	$6,691	$26,757	$80,150
Total future restructuring and related charges expected	$2,943	$7,164	$5,629	$15,736

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales, marketing and support functions. The Company recorded no pretax restructuring and related charges during the three month period ended December 28, 2008, in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,039 since the inception of the European Initiatives.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that have occurred during Fiscal 2009:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$3,054	$479	$3,533
Cash expenditures	(39)	(47)	(86)
Non-cash items	(90)	(14)	(104)

Accrual balance at December 28, 2008	$2,925	$418	$3,343

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

Effective October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Company recorded $1,181 of pretax restructuring and related charges during the three month period ended December 28, 2008, representing the finalization of expenditures in connection with the integration of the United home and garden business. The Company recorded pretax restructuring and related charges of $31,907 since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of December 28, 2008. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $2,491 of pretax restructuring and related charges during the three month period ended December 28, 2008, representing the finalization of expenditures in connection with its integration activities within the Global Pet Supplies business. The Company has recorded pretax restructuring and related charges of $37,053 since the inception of the integration activities within Global Pet Supplies.

During the fiscal year ended September 30, 2005, the Company also announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. The Company recorded $(7) of pretax restructuring and related charges during the three month period ended December 28, 2008, in connection with this closure. The costs associated with the initiative are complete and totaled $10,948.

SPECTRUM BRANDS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that have occurred during Fiscal 2009:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$1,214	$1,519	$2,733
Provisions	2,259	1,071	3,330
Cash expenditures	(371)	(1,024)	(1,395)
Non-cash items	(1)	42	41

Accrual balance at December 28, 2008	$3,101	$1,608	$4,709

Expensed as incurred(A)	$209	$126	$335

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

Other Costs
Accrual balance at September 30, 2008	$4,985
Provisions	73
Cash expenditures	(335)
Non-cash expenditures	(44)

Accrual balance at December 28, 2008	$4,679

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

12    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,865, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. (“Microlite”) is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At December 28 and September 30, 2008, these amounts totaled approximately $7,277 and $14,243, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

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

A final award has been issued in the Company’s ongoing arbitration proceeding with Tabriza Brasil Empreendimentos Ltda. (“Tabriza”), Administração e Participações Ltda and VARTA AG, the former owners of the Company’s subsidiary, Microlite, with respect to a number of matters arising out of the Company’s acquisition of Microlite in September 2004. These proceedings included, among other things, the right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and the Company’s obligation to pay additional amounts to Tabriza pursuant to its earn-out rights under the acquisition agreement.

In November 2007, the arbitration panel resolved certain matters at the summary judgment stage. Among the matters decided at the summary judgment stage, the panel found that Tabriza was entitled to receive from the Company interest on certain earn-out payments previously made and that Tabriza was entitled to receive an additional amount with respect to the earn-out as a result of a decision issued by an independent auditor engaged by the parties to determine certain disputed matters submitted to it with respect to the earn-out calculation.

On January 23, 2009, the arbitration panel issued a final award regarding the matters it decided at summary judgment. Under the final award, the total net amount owed by the Company arising out of the arbitration proceedings is approximately $6,707.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

13    NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS 161 will have on its financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The adoption of this statement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

December 28, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$35,457	$3,805	$61,430	$—	$100,692
Receivables, net	330,435	388,502	252,173	(624,653)	346,457
Inventories	75,566	163,537	173,796	(5,282)	407,617
Assets held for sale	—	316	6,319	—	6,635
Prepaid expenses and other	406	34,623	22,208	734	57,971

Total current assets	441,864	590,783	515,926	(629,201)	919,372
Property, plant and equipment, net	44,788	55,953	102,738	—	203,479
Goodwill	—	58,653	171,012	2,324	231,989
Intangible assets, net	213,984	293,274	216,465	(187)	723,536
Deferred charges and other	670,411	423,276	(820,431)	(233,092)	40,164
Debt issuance costs	34,713	—	—	—	34,713
Investments in subsidiaries	3,876,867	3,378,978	3,585,096	(10,840,941)	—

Total assets	$5,282,627	$4,800,917	$3,770,806	$(11,701,097)	$2,153,253

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$131,486	$17	$41,111	$(118,031)	$54,583
Accounts payable	558,396	350,740	140,707	(790,334)	259,509
Accrued liabilities	88,458	37,033	112,420	—	237,911

Total current liabilities	778,340	387,790	294,238	(908,365)	552,003
Long-term debt, net of current maturities	2,538,356	587,482	38,122	(613,620)	2,550,340
Employee benefit obligations, net of current portion	9,255	(1,330)	35,208	—	43,133
Deferred income taxes	184,092	(49,890)	(5,937)	—	128,265
Other	11,719	—	30,197	—	41,916

Total liabilities	3,521,762	924,052	391,828	(1,521,985)	3,315,657
Shareholders’ equity:
Common stock	691	451	539,155	(539,606)	691
Additional paid-in capital	674,233	2,134,693	3,482,620	(5,617,195)	674,351
Accumulated deficit	(1,678,047)	(436,560)	(711,449)	1,018,469	(1,807,587)
Accumulated other comprehensive income (loss)	2,840,874	2,178,282	68,652	(5,040,781)	47,027

	1,837,751	3,876,866	3,378,978	(10,179,113)	(1,085,518)
Less treasury stock, at cost	(76,886)	—	—	—	(76,886)

Total shareholders’ equity	1,760,865	3,876,866	3,378,978	(10,179,113)	(1,162,404)

Total liabilities and shareholders’ equity	$5,282,627	$4,800,917	$3,770,806	$(11,701,097)	$2,153,253

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Balance Sheet

September 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$9,786	$3,667	$91,320	$—	$104,773
Receivables, net	262,056	443,551	209,654	(520,556)	394,705
Inventories	65,970	156,234	164,967	(3,911)	383,260
Deferred income taxes	(3,149)	11,969	4,404	733	13,957
Assets held for sale	—	316	7,136	—	7,452
Prepaid expenses and other	21,118	7,361	20,971	—	49,450

Total current assets	355,781	623,098	498,452	(523,734)	953,597
Property, plant and equipment, net	47,621	63,749	123,435	—	234,805
Long term intercompany receivables	675,951	—	(421,804)	(254,147)	—
Deferred charges and other	15,724	439,571	(411,166)	—	44,129
Goodwill	—	58,653	174,491	2,324	235,468
Intangible assets, net	213,523	305,547	223,926	(187)	742,809
Debt issuance costs	36,671	—	—	—	36,671
Investments in subsidiaries	3,908,119	3,357,348	3,549,876	(10,815,343)	—

Total assets	$5,253,390	$4,847,966	$3,737,210	$(11,591,087)	$2,247,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$138,165	$12	$35,059	$(124,599)	$48,637
Accounts payable	497,397	333,830	109,405	(662,506)	278,126
Accrued liabilities	106,422	32,991	115,903	—	255,316

Total current liabilities	741,984	366,833	260,367	(787,105)	582,079
Long-term debt, net of current maturities	2,462,070	602,379	50,984	(640,651)	2,474,782
Employee benefit obligations, net of current portion	10,191	(1,278)	38,781	—	47,694
Deferred income taxes	158,242	(28,087)	(15,481)	—	114,674
Other	10,277	—	45,211	—	55,488

Total liabilities	3,382,764	939,847	379,862	(1,427,756)	3,274,717
Shareholders’ equity:
Common stock	692	451	537,926	(538,377)	692
Additional paid-in capital	674,252	2,134,693	3,547,564	(5,682,139)	674,370
(Accumulated deficit) Retained earnings	(1,654,508)	(489,611)	(818,795)	1,267,999	(1,694,915)
Accumulated other comprehensive income (loss)	2,927,020	2,262,586	90,653	(5,210,814)	69,445

	1,947,456	3,908,119	3,357,348	(10,163,331)	(950,408)
Less treasury stock, at cost	(76,830)	—	—	—	(76,830)

Total shareholders’ equity (deficit)	1,870,626	3,908,119	3,357,348	(10,163,331)	(1,027,238)

Total liabilities and shareholders’ equity (deficit)	$5,253,390	$4,847,966	$3,737,210	$(11,591,087)	$2,247,479

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended December 28, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$108,411	$218,585	$262,078	$(24,885)	$564,189
Cost of goods sold	61,231	179,942	146,231	(23,371)	364,033
Restructuring and related charges	6,452	45,032	3,688	—	55,172

Gross profit	40,728	(6,389)	112,159	(1,514)	144,984
Operating expenses:
Selling	24,034	36,300	57,684	44	118,062
General and administrative	16,581	8,827	12,557	—	37,965
Research and development	3,362	1,438	805	—	5,605
Restructuring and related charges	4,690	18,950	2,291	—	25,931

	48,667	65,515	73,337	44	187,563
Operating (loss) income	(7,939)	(71,904)	38,822	(1,558)	(42,579)
Interest expense	41,043	6,387	5,128	(94)	52,464
Other expense (income), net	20,802	(3,982)	2,604	(15,747)	3,677

(Loss) income from continuing operations before income taxes	(69,784)	(74,309)	31,090	14,283	(98,720)
Income tax expense (benefit)	39,901	(37,232)	11,268	—	13,937

Net (loss) income	$(109,685)	$(37,077)	$19,822	$14,283	$(112,657)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Operations

Three Month Period Ended December 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$88,643	$222,176	$333,389	$(39,524)	$604,684
Cost of goods sold	47,551	177,154	201,247	(39,071)	386,881
Restructuring and related charges	5	(13)	129	—	121

Gross profit	41,087	45,035	132,013	(453)	217,682
Operating expenses:
Selling	23,449	42,512	70,266	74	136,301
General and administrative	18,582	6,251	14,413	—	39,246
Research and development	2,992	1,601	1,206	—	5,799
Restructuring and related charges	2,841	1,518	533	—	4,892

	47,864	51,882	86,418	74	186,238
Operating (loss) income	(6,777)	(6,847)	45,595	(527)	31,444
Interest expense	46,362	6,283	4,478	49	57,172
Other income, net	(14,538)	(49,580)	(4,376)	68,385	(109)

(Loss) income from continuing operations before income taxes	(38,601)	36,450	45,493	(68,961)	(25,619)
Income tax expense	4,114	3,520	8,618	193	16,445

(Loss) income from continuing operations	(42,715)	32,930	36,875	(69,154)	(42,064)
Loss from discontinued operations, net of tax	(23)	(107)	(1,208)	—	(1,338)

Net (loss) income	$(42,738)	$32,823	$35,667	$(69,154)	$(43,402)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended December 28, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(151,963)	$96,768	$91,438	$(126,650)	$(90,407)
Cash flows from investing activities:
Purchases of property, plant and equipment	(441)	(930)	(509)	—	(1,880)
Proceeds from sale of property, plant and equipment and investments	—	—	18	—	18

Net cash (used) provided by investing activities	(441)	(930)	(491)	—	(1,862)
Cash flows from financing activities:
Reduction of debt	(7,431)	—	—	—	(7,431)
Proceeds from debt financing	100,656	—	—	—	100,656
Payments on capital lease obligations	—	—	(272)	—	(272)
Treasury stock purchases	(56)	—	—	—	(56)
Proceeds from (advances related to) intercompany transactions	84,906	(95,700)	(115,856)	126,650	—

Net cash provided (used) by financing activities	178,075	(95,700)	(116,128)	126,650	92,897
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,709)	—	(4,709)

Net increase in cash and cash equivalents	25,671	138	(29,890)	—	(4,081)
Cash and cash equivalents, beginning of period	9,786	3,667	91,320	—	104,773

Cash and cash equivalents, end of period	$35,457	$3,805	$61,430	$—	$100,692

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended December 30, 2007

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities	$(599,426)	$(267,069)	$922,363	$(146,793)	$(90,925)
Cash flows from investing activities:
Purchases of property, plant and equipment	(453)	(3,309)	(2,714)	—	(6,476)
Proceeds from sale of property, plant and equipment and investments	—	—	44	—	44
Intercompany investments	605,259	(605,259)	—	—	—

Net cash provided (used) by investing activities of continuing operations	604,806	(608,568)	(2,670)	—	(6,432)
Net cash provided by investing activities of discontinued operations	—	14,456	—	—	14,456

Net cash provided (used) by investing activities	604,806	(594,112)	(2,670)	—	8,024
Cash flows from financing activities:
Reduction of debt	(62,091)	—	3,079	—	(59,012)
Proceeds from debt financing	155,816	—	—	—	155,816
Debt issuance costs	22	—	—	—	22
Treasury stock purchases	(683)	—	—	—	(683)
Proceeds from (advances related to) intercompany transactions	(98,532)	862,816	(911,077)	146,793	—

Net cash provided (used) by financing activities	(5,468)	862,816	(907,998)	146,793	96,143
Effect of exchange rate changes on cash and cash equivalents	—	—	1,785	—	1,785

Net increase in cash and cash equivalents	(88)	1,635	13,480	—	15,027
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$11,514	$3,108	$70,258	$—	$84,880

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

We historically pursued a strategy of strategic acquisitions in furtherance of our goal of being a diversified global consumer products company competing in high-growth markets. In August 1999, we acquired ROV Limited’s battery business, which operations had an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, Venezuela, Argentina, and Chile. In September 2003, we acquired Remington Products Company, L.L.C. in order to expand our products portfolio and become a more diversified consumer products company that did not solely focus on the battery and lighting product markets. In 2005, we acquired United Industries Corporation (“United”) and Tetra Holding GmbH (“Tetra”) to further diversify our business and leverage our distribution strengths through expansion into the home and garden and pet product markets. These acquisitions were financed in substantial part with debt from a variety of sources.

In July 2006, in response to our substantial leverage and operating performance, we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to reduce our outstanding indebtedness as well as to sharpen our focus on strategic growth businesses and to maximize long-term shareholder value. We also continued to pursue initiatives to reduce manufacturing and operating costs. In connection with this undertaking, during the first quarter of our fiscal year ended September 30, 2007 we approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of United States (“U.S.”) and Canadian divisions. As a result, we designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations.

In November 2007, we sold the Canadian division of the Home and Garden Business. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the sale of the Canadian division of the Home and Garden Business.

During the second quarter of our fiscal year ended September 30, 2008 (“Fiscal 2008”), we determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, we reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as a continuing operation. Accordingly, the presentation herein of the results of continuing operations includes the Home and Garden Business, without the Canadian division which, as indicated above, was sold on November 1, 2007, for all periods presented.

In May 2008, we entered into a definitive agreement, subject to consent of our lenders under our senior credit facilities, to sell the assets related to Global Pet Supplies. We were unable to obtain the consent of the lenders, and in July 2008, we entered into a termination agreement regarding the agreement to sell Global Pet Supplies. Pursuant to the termination agreement, as a condition to the termination, we paid the proposed buyer $3 million as a reimbursement of expenses.

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business for our fiscal year ended September 30, 2009 (“Fiscal 2009”). We believe the shutdown is consistent with what we have done in other areas of its business to eliminate unprofitable products from its portfolio. As of January 31, 2009, we have substantially completed the shutdown of the growing products portion of the Home and Garden Business.

On December 15, 2008, NYSE Regulation, we were advised that our common stock would be suspended from trading on the New York Stock Exchange (the “NYSE”) prior to market opening on December 22, 2008. We were advised that the decision to suspend our common stock was reached in view of the fact that we had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, the minimum threshold for listing on the NYSE. Our common stock has been delisted from the NYSE effective January 23, 2009. Our common stock is currently quoted on the Pink Sheet Electronic Quotation Service. However there can be no assurances that a broker-dealer will make a market in its common stock.

Chapter 11 Filing

On February 3, 2009, we announced that we reached agreements with noteholders, representing, in the aggregate, approximately 70% of the face value of our outstanding bonds (the “Significant Noteholders”), to pursue a refinancing that, if implemented as proposed, will significantly reduce our outstanding debt. The agreements contemplated that the refinancing would occur pursuant to a pre-arranged plan of reorganization that would be supported by each of the Significant Noteholders. On the same day, we and our wholly owned United States subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Western District of Texas (the “Bankruptcy Filing”). We have filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”), as discussed below, that details our proposed terms for the refinancing. The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-50456 (the “Bankruptcy Cases”).

We urge that caution be exercised with respect to existing and future investments in our securities in that there can be no assurance that the proposed plan of reorganization (or any other plan of reorganization) will be approved by the Bankruptcy Court. In addition, if approved by the Bankruptcy Court and implemented in accordance with its terms, the proposed plan of reorganization will substantially change our capital structure, including, without limitation, by extinguishing our existing common stock without distribution to existing equityholders.

A refinancing under the Proposed Plan would enable us to reduce the amount of debt on our balance sheet by over approximately $840 million, eliminate approximately $95 million in annual interest payments, and free up additional cash that can be reinvested in our business to support meaningful revenue and profit growth. The refinancing provided for in the Proposed Plan would effect the cancellation of existing obligations evidenced by our public senior subordinated notes and the creation of new common stock and a new series of notes to be issued by the reorganized company to the noteholders. Existing common stock would be extinguished under the Proposed Plan, and no distributions will be made to holders of the existing equity. Our obligations to pay principal and interest on our senior debt would remain unchanged. The claims of existing secured and other general unsecured creditors, other than the noteholders, would be reinstated or unimpaired, and thus would receive payment of their claims on existing terms either in the ordinary course or upon consummation of the Proposed Plan. This means, for example, that under the Proposed Plan we would provide pay and benefits to our employees as in the ordinary course, honor all obligations to our customers and pay suppliers in full for their claims upon consummation of the Proposed Plan. We intend to move forward as quickly as possible to obtain approval of the disclosure statement related to the Proposed Plan, to solicit votes on the Proposed Plan from the noteholders, and to present the Proposed Plan for approval by the Bankruptcy Court.

Each of the Significant Noteholders have agreed, pursuant to a restructuring support agreement (the “Restructuring Support Agreement”) and upon the terms and subject to the conditions of the agreement, to support the Proposed Plan and, upon receipt of a Bankruptcy Court approved disclosure statement and when properly solicited to do so, to vote all of their respective claims under the notes in favor of the Proposed Plan. The Restructuring Support Agreement is subject to termination upon the occurrence of certain events including, among others, our withdrawal of the Proposed Plan, our failure to secure Bankruptcy Court approval of debtor-in-possession financing in accordance with the terms of the Restructuring Support Agreement or the failure of the Bankruptcy Court to approve a disclosure statement, confirm the Proposed Plan or declare the Proposed Plan effective as of specified dates. The foregoing description of the Restructuring Support Agreement does not purport to be complete and is qualified in its entirety by reference to the Restructuring Support Agreement, a copy of which is attached as Exhibit 10.40 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

We intend to continue to operate our business as debtor-in-possession under the jurisdiction of the Bankruptcy Court. The general impact, if any, that the Bankruptcy Cases may have on our operations cannot be accurately predicted or quantified. If confirmation and consummation of a plan or reorganization do not occur expeditiously, the Bankruptcy Cases could adversely affect our relationships with our customers, employees and suppliers. For additional information about certain risks associated with our ongoing operations, please see “Risk Factors.” As such, and because our structure, including, without limitation, our number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and, or directors may be significantly different following the outcome of the Bankruptcy Cases than prior to the filing of the Bankruptcy Cases, the description of business operations, planned operations and properties described in this Quarterly Report on Form 10-Q may not accurately reflect our operations and business plans following a bankruptcy reorganization.

In addition, our operating performance will also continue to be influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three months ended December 28, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2009.

Defaults on Current Indebtedness

The Bankruptcy Filing constituted an event of default under our senior secured term credit facility agreement. As a result of such default, the commitments under the related facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, became immediately due and payable. As further described under “Debtor-In-Possession Financing” below, our senior secured asset-based loan facility credit agreement has been amended as of the date of the filing of the Bankruptcy Cases to exclude the filing of the Bankruptcy Cases as an event of default. In addition, the filing constituted an event of default under the respective indentures governing our Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”), our 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/ 8 Notes”) and our 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”). As a result of such default, the principal amount plus accrued and unpaid interest on the respective related notes is due and payable. As of February 1, 2009, the aggregate principal amounts outstanding under the senior secured term loan facility is approximately $1,305 million, and the aggregate principal amounts outstanding under the 7 3/8 Notes, the Variable Notes and the 8 1/2 Notes are approximately $700 million, $347 million and $3 million, respectively.

Also, on February 2, 2009, we failed to make a $25.8 million interest payment due February 2, 2009 on our 7 3/8 Notes.

As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements have been stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Results of Operations

Fiscal Quarter Ended December 28, 2008 Compared to Fiscal Quarter Ended December 30, 2007

In this Quarterly Report on Form 10-Q we refer to the three months ended December 28, 2008 as the “Fiscal 2009 Quarter” and the three months ended December 30, 2007 as the “Fiscal 2008 Quarter.”

For the Fiscal 2008 Quarter we have presented the Canadian division of our Home and Garden Business as discontinued operations. The Canadian division of our Home and Garden Business was sold on November 1, 2007. See Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the sale of the Canadian division of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2009 Quarter and the Fiscal 2008 Quarter only reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2009 Quarter decreased to $564 million from $605 million in the Fiscal 2008 Quarter, a 7.6% decrease. The following table details the principal components of the change in net sales from the Fiscal 2008 Quarter to the Fisca1 2009 Quarter (in millions):

Net Sales
Fiscal 2008 Quarter Net Sales	$605
Increase in Global Batteries & Personal Care Remington branded product sales	9
Increase in Household Insect Control product sales	2
Decrease in Global Batteries & Personal Care consumer battery sales	(4)
Decrease in Pet supplies sales	(8)
Decrease in Lawn and Garden product sales	(4)
Decrease in Portable Lighting product sales	(1)
Foreign currency impact, net	(35)

Fiscal 2009 Quarter Net Sales	$564

Consolidated net sales by product line for the Fiscal 2009 Quarter and the Fiscal 2008 Quarter are as follows (in millions):

	Fiscal Quarter
	2009	2008
Product line net sales
Consumer batteries	$220	$242
Pet supplies	132	143
Electric shaving and grooming products	78	84
Electric personal care products	67	66
Lawn and garden products	27	30
Portable lighting products	24	26
Household insect control products	16	14

Total net sales to external customers	$564	$605

Global consumer battery sales decreased $22 million, primarily driven by unfavorable foreign exchange translation of $18 million coupled with decreased consumer battery sales in Latin America and Europe of $17 million and $4 million, respectively. These decreases were partially offset by increased consumer battery sales, mainly alkaline batteries, in North America of $17 million. The decrease within Latin America primarily relates to the current global economic crisis, as wholesale and distribution customers are holding less inventory in an effort to conserve cash. Declines in alkaline battery sales in Europe were driven by our intentional exit from unprofitable or marginally profitable private label battery sales, as well as some second tier branded battery sales, coupled with the impact of our exit of our battery manufacturing facility in China. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our exit of the China manufacturing facility. The $11 million, or 7%, decrease in pet supplies sales was primarily a result of a decrease of $10 million in our aquatics products, principally due to decreased sales within North America. The decrease in electric shaving and grooming sales of $6 million, or 7%, is primarily attributable to unfavorable foreign exchange translation. Electric personal care sales increased $1 million while experiencing unfavorable foreign exchange translation of $8 million. The unfavorable foreign exchange was offset by increased electronic personal care sales in Europe and North America of $6 million and $3 million, respectively. Lawn and garden sales were down $3 million primarily as a result of a major customer delaying orders due to excess inventory levels. The $2 million decrease in portable lighting sales was primarily a result of unfavorable foreign exchange translation. Household insect control sales increased slightly to $16 million, from $14 million, as a result of higher sales volume coupled with new product launches.

Gross Profit. Gross profit for the Fiscal 2009 Quarter was $136 million versus $218 million for the Fiscal 2008 Quarter. Our gross profit margin for the Fiscal 2009 Quarter decreased to 24.1% from 36.0% in the Fiscal 2008 Quarter. Cost of goods sold during the Fiscal 2009 Quarter included $64 million of Restructuring and related charges, whereas the Fiscal 2008 Quarter included de minimus Restructuring and related charges. The Restructuring and related charges incurred in the Fiscal 2009 Quarter were primarily associated with the shutdown of the growing products portion of our Home and Garden Business segment, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed coupled with charges of $10 million related to the Ningbo Exit Plan. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for the Fiscal 2009 Quarter totaled $188 million versus $186 million for the Fiscal 2008 Quarter representing an increase of $2 million. The increase in operating expense is attributable to an increase in Restructuring and related charges of approximately $21 million, which rose to $26 million in the Fiscal 2009 Quarter from $5 million in the Fiscal 2008 Quarter. The restructuring and related charges incurred in the Fiscal 2009 Quarter were primarily attributable to our decision to exit the growing products portion of our Home and Garden Business segment. The restructuring and related charges incurred in the Fiscal 2008 Quarter were primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. The increase in Restructuring and related charges was partially offset by decreased selling and marketing costs of $10 million and decreased distribution expenses of $6 million. Favorable foreign exchange translation impacted operating expenses by $8 million in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter.

Segment Results. As discussed above, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) our Home and Garden Business.

We do not present results of our Canadian division of our Home and Garden Business in “Segment Results” because we have designated it as discontinued operations. On November 1, 2007, we completed the sale of the Canadian division of our Home and Garden Business. For additional information about the results of operations of the Canadian division of the Home and Garden Business in the Fiscal 2008 Quarter, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 2, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans.

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

Global Batteries & Personal Care

	2009	2008
	(in millions)
Net sales to external customers	$389	$418
Segment profit	$53	$47
Segment profit as a % of net sales	13.6%	11.3%
Assets as of December 28, 2008 and September 30, 2008	$1,139	$1,183

Segment net sales to external customers in the Fiscal 2009 Quarter decreased $29 million to $389 million from $418 million during the Fiscal 2008 Quarter, a 7% decrease. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2009 Quarter by approximately $33 million. Battery sales for the Fiscal 2009 Quarter were down to $220 million when compared to sales of $242 million in the Fiscal 2008 Quarter. Unfavorable foreign currency exchange translation had a negative impact of $18 million coupled with decreases in Latin America and Europe of $17 million and $4 million, respectively. These decreases were offset by an increase in North America of $17 million, which primarily related to increased volume at a major customer coupled with new distribution. The sales decrease in Latin American battery sales primarily relates to the current global economic crisis as wholesale and distribution customers are holding less inventory in an effort to conserve cash. The decrease in European battery sales was the result of our intentional exit from unprofitable or marginally profitable private label battery sales, as well as some second tier branded battery sales, coupled with our exit of a battery manufacturing facility in China. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our exit of the China manufacturing facility. Net sales of electric shaving and grooming products in the Fiscal 2009 Quarter decreased by $6 million, or 7%, from their levels in the Fiscal 2008 Quarter, which was primarily due to unfavorable foreign exchange translation. Excluding foreign exchange translation, sales of men’s shavers increased $3 million, driven by a $5 million increase in North America as a result of new product launches, pricing and promotions, partially offset by slight declines in Europe of $2 million. The increase sales of men’s shavers were offset by declining sales of women’s shavers within electronic shaving and grooming products. Net sales of electric personal care products in the Fiscal 2009 Quarter increased by $1 million, or 2%, from their levels in the Fiscal 2008 Quarter. Offsetting the sales increases in Europe and North America of $6 million and $3 million, respectively, is unfavorable foreign currency translation of $8 million. The increased sales of electronic personal care products in both Europe and North America are primarily attributable to increased market share within women’s hair care. Net sales of portable lighting products for the Fiscal 2009 Quarter decreased slightly to $24 million as compared to sales of $26 million for the Fiscal 2008 Quarter. This 8% sales decrease was primarily driven by unfavorable foreign currency translation.

Segment profitability in the Fiscal 2009 Quarter increased to $53 million from $47 million in the Fiscal 2008 Quarter. Segment profitability as a percentage of net sales increased to 13.6% in the Fiscal 2009 Quarter as compared with 11.3% in the Fiscal 2008 Quarter. The increase in segment profitability for the Fiscal 2009 Quarter was the result of lower marketing and selling expenses of $7 million, decreased distribution expense of $4 million and savings from our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. These increases to our segment profitability were tempered by unfavorable foreign currency translation of $10 million.

Segment assets at December 28, 2008 decreased slightly to $1,139 million from $1,183 million at September 30, 2008. The decrease is primarily due to the impact of foreign currency translation. Goodwill and intangible assets at December 28, 2008 totaled approximately $411 million and primarily relate to the ROV Ltd., VARTA AG, and Remington Products Company, L.L.C. acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At December 28, 2008 and September 30, 2008, these amounts totaled approximately $7 million and $14 million, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Pet Supplies

	2009	2008
	(in millions)
Net sales to external customers	$132	$143
Segment profit	$12	$17
Segment profit as a % of net sales	9.1%	11.8%
Assets as of December 28, 2008 and September 30, 2008	$695	$700

Segment net sales to external customers in the Fiscal 2009 Quarter decreased to $132 million from $143 million in the Fiscal 2008 Quarter, representing a decrease of $11 million or 7.7%. The decrease in net sales in the Fiscal 2009 Quarter was primarily driven by a decrease of $10 million, or 11%, in our aquatics products, principally due to decreased equipment sales within the U.S. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2009 Quarter by approximately $2 million. These decreases were offset by an increase of $2 million within companion animal sales during the Fiscal 2009 Quarter.

Segment profitability in the Fiscal 2009 Quarter decreased to $12 million from $17 million in the Fiscal 2008 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter decreased to 9.1% from 11.8% in the same period last year. This decrease in segment profitability was primarily due to the decreased sales, as previously mentioned above, coupled with cost increases, which negatively impacted margins, as price increases had not taken effect. Offsetting the decreased margin is lower operating expenses of $5 million, driven by decreased marketing and advertising expense and distribution expense.

Segment assets as of December 28, 2008 decreased to $695 million from $700 million at September 30, 2008. The decrease is primarily due to the impact of foreign currency translation. Goodwill and intangible assets as of December 28, 2008 totaled approximately $439 million and primarily relate to the acquisitions of Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) and the United Pet Group division of United Industries Corporation (“United”).

Home and Garden

	2009	2008
	(in millions)
Net sales to external customers	$43	$44
Segment profit	$(18)	$(19)
Segment profit as a % of net sales	(41.9)%	(43.2)%
Assets as of December 28, 2008 and September 30, 2008	$248	$290

Segment net sales to external customers in the Fiscal 2009 Quarter decreased to $43 million from $44 million in the Fiscal 2008 Quarter, representing a decrease of $1 million or 2%. The decrease in net sales in the Fiscal 2009 Quarter was primarily driven by a decrease in lawn and garden sales of $3 million, mainly due to a major customer delaying orders due to excess inventory levels. These decreases were slightly offset by increased household insect control sales as a result of higher sales volume and new product launches.

Segment profitability in the Fiscal 2009 Quarter increased to $(18) million from $(19) million in the Fiscal 2008 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter increased to (41.9)% from (43.2)% in the same period last year. This slight increase in segment profitability was primarily a result of lower marketing expense and distribution expense. The slight increase was tempered by depreciation and amortization expense of $3 million recorded during the Fiscal 2009 Quarter, while no depreciation and amortization expense was recorded during the Fiscal 2008 Quarter. From October 1, 2006 through December 30, 2007, the U.S. division of our Home and Garden Business was designated as discontinued operations. In accordance with generally excepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business.

Segment assets as of December 28, 2008 decreased to $248 million from $290 million at September 30, 2008. The decrease is primarily due to the write down of certain assets in connection with our decision to exit the growing products portion of our Home and Garden Business segment. See “Restructuring and Related Charges” below, as well as Note 11, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our decision to exit the growing products portion of our Home and Garden Business segment. Intangible assets as of December 28, 2008 totaled approximately $105 million and primarily relate to the acquisition of United.

Corporate Expense. Our corporate expenses in both the Fiscal 2009 Quarter and the Fiscal 2008 Quarter were $8 million. Our corporate expense as a percentage of consolidated net sales also remained constant for both the Fiscal 2009 Quarter and the Fiscal 2008 Quarter at 1.4%.

Restructuring and Related Charges. See Note 11, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2009 Quarter and the Fiscal 2008 Quarter (in millions):

	2009	2008
Costs included in cost of goods sold:
Latin America initiatives:
Termination benefits	$0.1	$0.1
Global Realignment:
Termination benefits	0.1	—
Ningbo Exit Plan:
Termination benefits	0.7	—
Other associated costs	9.2	—
Growing Products Exit Plan:
Other associated costs	45.1	—

Total included in cost of goods sold	$55.2	$0.1
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$2.4	$0.3
Other associated costs	1.2	0.1
European initiatives:
Other associated costs	—	0.1
Latin America initiatives:
Termination benefits	—	0.1
Other associated costs	—	0.3
Global Realignment:
Termination benefits	4.3	2.8
Other associated costs	1.5	1.2
Ningbo Exit Plan:
Other associated costs	1.5	—
Growing Products Exit Plan:
Termination benefits	6.4	—
Other associated costs	8.6	—

Total included in operating expenses	$25.9	$4.9

Total restructuring and related charges	$81.1	$5.0

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

Effective October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded approximately $1 million of pretax restructuring and related charges in Fiscal 2009 and de minimis charges during the Fiscal 2008 Quarter, in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $32 million since the inception of this initiative.

Integration activities within Global Pet Supplies were substantially complete as of December 28, 2008. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $2 million of pretax restructuring and related charges during the Fiscal 2009 Quarter and recorded de minimis charges during the Fiscal 2008 Quarter in connection with our integration activities within Global Pet Supplies. We have recorded pretax restructuring and related charges of approximately $37 million since the inception of the integration activities within Global Pet Supplies.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring Europe’s sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during both the Fiscal 2009 Quarter and the Fiscal 2008 Quarter in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during both the Fiscal 2009 Quarter and the Fiscal 2008 Quarter in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $7 million and $4 million of pretax restructuring and related charges during the Fiscal 2009 Quarter and the Fiscal 2008 Quarter, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2009, relate primarily to severance and are projected at approximately $95 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives include the exit of our battery manufacturing facility in Ningbo Baowang China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded approximately $11 million of pretax restructuring and related charges during the Fiscal 2009 Quarter in connection with the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $30 million.

During Fiscal 2009, we implemented an initiative within the Home and Garden Business to reduce operating costs and eliminate unprofitable products from its portfolio. These initiatives include the plan to discontinue the growing products portion of our Home and Garden Business segment, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed (the “Growing Products Exit Plan”). We recorded $60 million of pretax restructuring and related charges during the Fiscal 2009 Quarter in connection with the Growing Products Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2013, are projected at approximately $84 million.

Interest Expense. Interest expense in the Fiscal 2009 Quarter decreased to $52 million from $57 million in the Fiscal 2008 Quarter due to lower interest rates. See Note 7, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate on income from continuing operations is approximately (13%) for the Fiscal 2009 Quarter. Our effective tax rate on income from continuing operations was approximately 260% for the Fiscal 2008 Quarter. While we fully intend to utilize our U.S. net operating losses against income and gains generated in the future, under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we, as discussed more fully below, have determined that a full valuation allowance should be established against our net deferred tax assets in the U.S.

As of December 28, 2008, we are estimating that at September 30, 2009 we will have U.S. federal and state net operating loss carryforwards of approximately $1,251 million and $2,113 million, respectively, which will expire through years ending in 2029, and we will have foreign net operating loss carryforwards of approximately $104 million, which will expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2008 we had U.S. federal and state net operating loss carryforwards of approximately $1,009 million and $1,832 million, respectively, which, at that time, were scheduled to expire between 2009 and 2028. As of September 30, 2008 we had foreign net operating loss carryforwards of approximately $142 million, which at the time was set to expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of these net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against our net deferred tax assets in the U.S. and China. During the Fiscal 2009 Quarter we increased our valuation allowance against net deferred tax assets by approximately $52 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $549 million and $496 million at December 30, 2008 and September 30, 2008, respectively. Of this amount, approximately $523 million and $468 million relates to U.S. net deferred tax assets at December 28, 2008 and September 30, 2008, respectively and approximately $26 million and $28 million relates to foreign net deferred tax assets at December 30, 2008 and September 30, 2008, respectively.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of September 30, 2008 and December 28, 2008, we had approximately $7 and $8 million of unrecognized tax benefits, respectively, of which approximately $5 million and $6 million, respectively, would affect our effective tax rate if recognized and approximately $2 million for both September 30, 2008 and December 28, 2008, of which would result in a reduction in goodwill if recognized. The change from September 30, 2008 to December 28, 2008 is primarily a result of the accrual of additional interest and penalties.

Discontinued Operations. On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and was used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in the Condensed Consolidated Statements of Cash Flows (Unaudited) included in this Quarterly Report on Form 10-Q. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our proceeds received. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit.

The following amounts have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2008:

Three Months
2008(A)
Net sales	$4.7

Loss from discontinued operations before income taxes	$(2.0)
Provision for income tax benefit	(0.7)

Loss from discontinued operations, (including loss on disposal of $1.2), net of tax	$(1.3)

(A)	The three month period ended December 30, 2007 represents results from discontinued operations from October 1, 2007 through November 1, 2007, the date of sale.

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2009 Quarter cash used by operating activities totaled $90 million as compared to a use of $91 million in the Fiscal 2008 Quarter. The $1 million decrease in cash used represented a $2 million decrease in cash used by operating activities of discontinued operations and an increase of $1 million of cash used by operating activities from continuing operations. The increase in cash used by operating activities from continuing operations was the result of a $34 million change in operating assets and liabilities of continuing operations. The change in assets and liabilities was driven by unfavorable foreign exchange translation coupled with incentive compensation payments of approximately $30 million which were earned in our fiscal year ended September 30, 2008 and paid in the Fiscal 2009 Quarter versus approximately $25 million of incentive compensation payments earned during the fiscal year ended September 30, 2007 and paid in the Fiscal 2008 Quarter. Offsetting the changes in operating assets and liabilities was a $33 million increase in income from continuing operations after adjusting for non-cash items. The $2 million decrease in cash used by operating activities from discontinued operations was due to the loss from discontinued operations associated with the Canadian division of the Home and Garden Business, which we sold on November 1, 2007.

As a result of the Bankruptcy Filing and the circumstances leading to the Bankruptcy Filing, described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing. During the pendency of the bankruptcy proceedings, we expect that our primary sources of liquidity will be cash flows from operations and borrowings under the DIP Facility (as defined in “Debtor-in-Possession Financing” below). In addition, the restricted covenants under the DIP facility restrict us from obtaining additional capital. Moreover, while we expect that we will have exit financing available to us upon consummation of the Proposed Plan from the existing lenders under the DIP Facility, there can be no assurances in that regard.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation of the Bankruptcy Filing and handling of the Bankruptcy Cases. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the bankruptcy cases. We cannot assure you that the amounts of cash available from operations, together with any borrowings under the DIP Facility, will be sufficient to fund our operations, including operations during the period until such time, if any, as our Proposed Plan receives the requisite acceptance of our creditors and is confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until after our Proposed Plan or another plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake other significant restructuring measures; which could include reducing the size of our workforce or pursuing other alternatives to restructure or refinance our indebtedness, all of which could substantially affect our business, financial condition and results of operations.

For further discussion of liquidity risks and risks associated with the Bankruptcy Cases, please see “Item 1A. Risk Factors.”

On February 1, 2009, we had approximately $37 million in cash and cash equivalents on hand.

Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to obtain timely confirmation of our Proposed Plan under the Bankruptcy Code; (ii) the cost, duration and outcome of the reorganization process; (iii) our ability to achieve profitability as a Company; (iv) our ability to maintain adequate cash on hand; (v) our ability to generate cash from operations; (vi) the ability of the DIP Facility (including, without limitation, the ability of lenders to fund their respective commitments under the DIP Facility) to adequately cover our short-term liquidity requirements; and (vii) our ability to comply with the terms and conditions of our DIP Credit Agreement (as defined in “Debtor-in-Possession Financing” below) and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases.

Investing Activities

Net cash used by investing activities was $2 million for the Fiscal 2009 Quarter. For the Fiscal 2008 Quarter investing activities provided cash of $8 million. The $10 million decrease was primarily due to the proceeds received in connection with the November 2007 sale of the Canadian division of our Home and Garden Business of approximately $15 million coupled with a reduction of capital expenditures related to continuing operations. In the Fiscal 2009 Quarter continuing operations capital expenditures totaled $2 million versus $6 million in the Fiscal 2008 Quarter. Capital expenditures for Fiscal 2009 are expected to be approximately $25 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our DIP Facility will be adequate to meet the short-term liquidity requirements of our existing business prior to the expiration of such facility, although no assurance can be given in this regard.

Senior Term Credit Facility and ABL Facility

During the second quarter of Fiscal 2007, we refinanced our outstanding senior credit facilities with new senior secured credit facilities (collectively, the “Senior Term Credit Facility”) pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1 billion U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200 million U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262 million Term Loan facility (the “Euro Facility”), and a $50 million synthetic letter of credit facility (the “L/C Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of our senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due on March 30, 2013. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, five business days prior to March 30, 2013.

On September 28, 2007, as provided for in the Senior Credit Agreement, we entered into a $225 million U.S. Dollar Asset Based Revolving Loan Facility (the “ABL Facility” and together with the Senior Term Credit Facility, the “Senior Credit Facilities”) pursuant to a credit agreement (the “ABL Credit Agreement”). The ABL Facility replaced the U.S. Dollar Term B II Loan, which was simultaneously prepaid using cash on hand generated from our operations and available cash from prior borrowings under its Senior Credit Agreement in connection with the above-referenced refinancing. Obligations under the ABL Facility were secured pursuant to a guarantee and collateral agreement.

During the three month period ended December 28, 2008, we made no prepayments of term loan indebtedness under the Senior Credit Agreement.

At December 28, 2008, the aggregate amount outstanding under our Senior Credit Facilities totaled a U.S. Dollar equivalent of approximately $1,560 million, including principal amounts of approximately $976 million under the U.S. Dollar Term B Loan, approximately €256 million under the Euro Facility (USD approximately $358 million at December 28, 2008), and approximately $176 million under the ABL Facility, including approximately $9 million in letters of credit. Letters of credit outstanding under the L/C Facility totaled approximately $49 million at December 28, 2008.

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

The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. As discussed above, the Bankruptcy Filing constituted an event of default under the senior term credit facility and the indebtedness under the facility has been accelerated.

The ABL Credit Agreement and the related guarantee and collateral agreement have been amended in connection with the Bankruptcy Cases to provide new debtor-in-possession financing. A description of the terms of the ABL Credit Agreement as so amended is set forth in “Debtor-In-Possession Financing” below.

Debtor-In-Possession Financing

On February 5, 2009, we received interim approval from the Bankruptcy Court (the “Interim Financing Order”) to access new financing pursuant to a $235 million senior secured debtor-in-possession revolving credit facility (the “DIP Facility”). The DIP Facility is being provided pursuant to a Ratification and Amendment Agreement with Wachovia Bank, National Association, as administrative and collateral agent (the “Agent”) and certain of the existing lenders under the ABL Facility with a participating interest from the Significant Noteholders. The agreement amends the ABL Credit Agreement and the related guarantee and collateral agreement (the ABL Credit Agreement as so amended, the “DIP Credit Agreement”). The DIP Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based loan, in an amount up to $45 million.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the DIP Facility. The proceeds of borrowings under the DIP Facility are to be used for costs, expenses and fees in connection with the DIP Facility, for working capital of our Company and our subsidiaries’ restructuring costs, and other general corporate purposes, in each case consistent with a budget. Proceeds from the Supplemental Loan shall be used by us consistent with the budget, including, without limitation, to repay a portion of the revolving loans outstanding as of the filing of the Bankruptcy Cases.

The DIP Facility carries an interest rate, at our option, of either (a) the base rate plus 3.50% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.50% per annum, except that the Supplemental Loan carries an interest rate, payable in cash, equal to the Eurodollar Rate plus 14.50% per annum. No amortization will be required with respect to the DIP Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 3.50%. For purposes of the Supplemental Loans, the Eurodollar Rate shall at no time be less than 3.00%.

The DIP Facility will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the Interim Financing Order if the Permanent Financing Order (as defined in the DIP Credit Agreement) has not been entered prior to the expiration of such 45 day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court or (d) the termination of the commitment with respect to the DIP Facility.

The Supplemental Loan will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the Interim Financing Order if the Permanent Financing Order (as defined in the DIP Credit Agreement), in form and substance satisfactory to the Supplemental Loan participants, has not been entered prior to the expiration of such 45-day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, such plan and order on terms and conditions satisfactory to the Supplemental Loan participants or (d) the termination of the Commitment with respect to the DIP Facility; provided that if certain exit conditions are satisfied prior to the maturity of the Supplemental Loan pursuant to clauses (a) through (d) above, the maturity of the Supplemental Loan shall be automatically extended to March 31, 2012.

As collateral security for the performance, observance and payment in full of all of the obligations (including pre-petition obligations and the post-petition obligations), Agent has valid, enforceable and perfected first priority and senior security interests in and liens upon all pre-petition collateral granted under our guarantee and collateral agreement with respect to the ABL Facility, as well as valid and enforceable first priority and senior security interests in and liens upon all post-petition collateral granted to Agent, for the benefit of itself and the other secured parties, under the Interim Financing Order, subject only to liens or encumbrances that were expressly permitted by the ABL Credit Agreement and the guarantee and collateral agreement and any other liens or encumbrances expressly permitted by any financing order that may have priority over the liens in favor of Agent and the secured parties.

The DIP Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, a maximum variance to budget covenant and other provisions directly relating to the Bankruptcy Cases. The DIP Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts outstanding due under the DIP Facility may be accelerated and the rights and remedies of the lenders under the DIP Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligations under the DIP Facility.

A copy of the DIP Credit Agreement is attached hereto as Exhibit 10.23 and is incorporated herein by reference. The foregoing descriptions of the DIP Facility and the DIP Credit Agreement are qualified in their entirety by reference to the full text of the DIP Credit Agreement.

Senior Subordinated Notes

At December 28, 2008, we had outstanding principal of $700 million under our 7 3/8 Notes, outstanding principal of approximately $3 million under our 8 1/2 Notes, and outstanding principal of approximately $347 million under our Variable Rate Notes (collectively, the “Senior Subordinated Notes”). The Variable Rate Toggle Senior Subordinated Notes due 2013 are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of December 28, 2008, the Variable Rate Notes bore interest at a rate of 12.50%.

We may redeem all or a part of the Variable Rate Notes upon not less than 30 nor more than 60 days notice, at specified redemption prices. The terms of 8 1/2 Notes and 7 3/8 Notes do not currently permit redemption. Further, the indentures governing the Senior Subordinated Notes each require us to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of our Company, as defined in such indentures and each require prepayment in connection with certain asset sales.

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

As discussed above, we failed to make our February 2, 2009 interest payment on the 7 3/8 Notes. In addition, the Bankruptcy Filing constituted an event of default under the Senior Subordinated Notes, and the indebtedness under the Senior Subordinated Notes has been accelerated.

Interest Payments and Fees

In addition to principal payments on our Senior Term Credit Facility and DIP Facility, we have annual interest payment obligations of approximately $45 million in the aggregate under our Variable Rate Notes, approximately $0.2 million in the aggregate under our 8 1/2% Notes and approximately $52 million in the aggregate under our 7 3/8% Notes. We also incur interest on our borrowings under the Senior Term Credit Facility and the DIP Facility, and such interest would increase borrowings under the DIP Facility if cash were not otherwise available for such payments. For the pendency of the Bankruptcy Cases, we anticipate that interest under the Senior Term Credit Facility will accrue at the base rate under the facility; however, we currently do not anticipate making any interest payments under the Senior Term Credit Facility during such period. In addition, under the Proposed Plan, we do not expect to pay interest on the Senior Subordinated Notes that accrues after the Bankruptcy Filing. Interest under the DIP Facility is payable in cash on various interest payment dates as provided in the DIP Credit Agreement. Based on amounts currently outstanding under the Senior Term Credit Facility and the DIP Facility, and using market interest rates and foreign exchange rates in effect as of December 28, 2008, we estimate annual interest payments of approximately $102 million in the aggregate under our Senior Term Credit Facility and DIP Facility would be required assuming each such debt instrument remained in effect in accordance with its terms, no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

We are required to pay certain fees in connection with the Senior Term Credit Facility, the L/C Facility and the DIP Facility. Such fees include a quarterly commitment fee of 1% on the unused portion of the loans under the DIP Facility, certain additional fees with respect to the letter of credit subfacility under the DIP Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2009 Quarter, we granted approximately 0.2 million shares of restricted stock. All shares granted are performance-based and vest upon achievement of certain performance goals which consist of reportable and consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by our Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors. The total market value of the restricted shares on the date of grant was approximately $0.1 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008. We currently anticipate that we will continue to satisfy our contractual obligations and commercial commitments to our customers and suppliers. During the pendency of the Bankruptcy Cases, we may seek to exercise our rights under the United States Bankruptcy Code and through the Bankruptcy Court to reject or otherwise seek relief from time to time under certain of our contracts.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008.

Recently Issued Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that SFAS 161 will have on its financial position, results of operations and cash flows.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP 142-3 will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” (“SFAS 162”) SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. We do not believe that adopting SFAS 162 will have a material impact on our financial position, results of operations or cash flows.

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

As of December 28, 2008, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of

$5.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $6.3 million.

As of December 28, 2008, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $11.7 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $0.1 million.

As of December 28, 2008, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $2.0 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.1 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2009, the Company and its United States subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Western District of Texas. The Bankruptcy Cases are being jointly administered by the Bankruptcy Court as Case Number 09-50456. The Company intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filings, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362 of the Bankruptcy Code. The Bankruptcy Cases are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction” and Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited).

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

Since these forward-looking statements are based upon current expectations of future events and projections and are subject to a number of risks and uncertainties, many of which are beyond our control and some of which may change rapidly, actual results or outcomes may differ materially from those expressed or implied herein, and you should not place undue reliance on these statements. Important factors that could cause our actual results to differ materially from those expressed or implied herein include, without limitation:

•	the impact of the Bankruptcy Cases;

•	the impact of our substantial indebtedness on our business, financial condition and results of operations;

•	the impact of restrictions in our debt instruments on our ability to operate our business, finance our capital needs or pursue or expand business strategies;

•	any failure to comply with financial covenants and other provisions and restrictions of our debt instruments;

•	the impact of unusual expenses resulting from the implementation of new business strategies, divestitures or current and proposed restructuring activities;

•	the impact of fluctuations in commodity prices, costs or availability of raw materials or terms and conditions available from suppliers, including suppliers’ willingness to advance credit;

•	interest rate and exchange rate fluctuations;

•	the loss of, or a significant reduction in, sales to a significant retail customer or significant suppliers;

•	competitive promotional activity or spending by competitors or price reductions by competitors;

•	the introduction of new product features or technological developments by competitors and/or the development of new competitors or competitive brands;

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of December 28, 2008 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

The Company filed for reorganization under Chapter 11 on February 3, 2009 and is subject to the risks and uncertainties associated with the Bankruptcy Cases.

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to operate within the restrictions and the liquidity limitations of the DIP Facility and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the Bankruptcy Cases to Chapter 7 cases;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;

•	our ability to attract and retain customers; and

•	our ability to fund and execute our business plan.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

As a result of the Bankruptcy Cases, realization of assets and liquidation of liabilities are subject to uncertainty. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Risks in connection with approval and implementation of the Proposed Plan.

If approved by the Bankruptcy Court and implemented in accordance with its terms, the proposed plan of reorganization will substantially change our capital structure. The proposed plan, for example, provides for all existing equity to be extinguished with no distribution to existing equityholders. As a result, shareholders should not expect that there will be any value associated with our existing common stock.

There can be no assurance that the proposed plan of reorganization (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in Company securities.

The Company’s businesses could suffer from the Bankruptcy Filing, including a loss of key customers and suppliers.

The general impact, if any, that the Bankruptcy Cases may have on the operations of the Company cannot be accurately predicted or quantified.

A significant percentage of the Company’s sales are attributable to a very limited group of retailer customers. Sales to one customer represented approximately 22% of the Company’s consolidated net sales for Fiscal 2009. Adverse publicity related to the Bankruptcy Filing might negatively impact the Company’s ability to maintain its existing customer and supplier base. The loss of any of the Company’s retailer customers during the pendency of the Bankruptcy Cases or otherwise could have an adverse effect on the Company’s businesses, financial condition and results of operations. In addition, any failure to timely obtain suitable supplies at competitive prices could materially adversely affect the Company’s businesses, financial condition and results of operations.

The Company’s businesses could suffer from a long and protracted restructuring.

The Company’s future results are dependent upon the successful confirmation and implementation of a plan of reorganization. Failure to obtain this approval in a timely manner could adversely affect the Company’s operating results, as the Company’s ability to obtain financing to fund their operations and their relations with customers and suppliers may be harmed by protracted bankruptcy proceedings. If a liquidation or protracted reorganization were to occur, there is a significant risk that the value of the Company’s enterprise would be substantially eroded to the detriment of all stakeholders.

Furthermore, the Company cannot predict the ultimate amount of all settlement terms for their liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, the Company’s operating results may be adversely affected by the possible reluctance of prospective lenders, customers, and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

The Company may have insufficient liquidity.

The Company expects to incur significant costs as a result of the Bankruptcy Cases and the transactions contemplated by the Proposed Plan. Assuming confirmation and implementation of the Proposed Plan in accordance with its terms, the Company expects to incur costs which may exceed $35 million in the aggregate in bank, legal, accounting and other fees. Some of these costs may be paid through borrowings under the DIP Facility or a replacement credit facility which may be in place at the time such costs and fees become due and payable.

The Company is dependent on access to the DIP Facility to fund working capital expenses as well as all other expenses incurred throughout the pendency of the Bankruptcy Cases. There can be no assurance that the lenders will fund their entire commitments under the DIP facility for the pendency of the cases. In order for the Company to borrow under the DIP Facility, no default or event of default may exist at the time of such borrowing. In the event of an event of default under the DIP Facility, the Company would not be able to borrow additional amounts under the DIP Facility and, absent a waiver, the lenders under the DIP Facility could terminate their commitments and declare all amounts owing under the DIP Facility due and payable.

Furthermore, the DIP Facility may prevent us from obtaining additional capital we may need to expand our businesses during the pendency of the Bankruptcy Cases. Failure to obtain additional capital may preclude the Company from developing or enhancing its businesses, taking advantage of future opportunities or responding to competitive pressures.

We may not be able to obtain confirmation of our Chapter 11 plan, and our emergence from Chapter 11 proceedings is not assured.

If a plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our Variable Rate Notes, 7 3/8 Notes or 8 1/2 Notes and other secured creditors, would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. While we expect to emerge from Chapter 11 proceedings in the future, there can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from Chapter 11 proceedings.

The Company’s businesses could suffer from the loss of key personnel.

The Debtors are dependent on the continued services of their senior management team and other key personnel. The loss of such key personnel could have a material adverse effect on the Debtors’ business, financial condition and results of operations.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of December 28, 2008, we had total indebtedness of approximately $2.6 billion.

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

Our Senior Term Credit Facility and DIP Credit Facility, each as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Financing Activities,” and the indentures governing our outstanding Senior Subordinated Notes each contain covenants that, among other things, limit our ability to:

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

In addition, the Senior Credit Agreement, as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Debt Financing Activities,” requires us to meet a number of financial ratios and tests. Noncompliance with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest and may also restrict our ability to expand or pursue our business strategies. We may not be able to comply with all of our covenants and obligations in all our debt instruments.

We may be subject to claims that will not be discharged in the Bankruptcy Cases, which could have a material adverse effect on our results of operations and profitability.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to February 3, 2009 and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged by the Bankruptcy Court could have an adverse effect on our results of operations and profitability.

Our financial results may be volatile and may not reflect historical trends.

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from bankruptcy, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. In addition, if we emerge from bankruptcy, we may be required to adopt fresh start accounting. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting may be different from historical trends.

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

Risks of trading in an over the counter market.

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

As of December 28, 2008, we are estimating that at September 30, 2009 we will have U.S. federal and state net operating loss carryforwards of approximately $1,251 and $2,113 million, respectively. These net operating loss carryforwards expire at various times between 2009 and 2028. As of December 28, 2008, management determined that it was more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. In addition, the Company has had a change of ownership, as defined under Internal Revenue Code Section 382, that subjects the Company’s U.S. net operating losses and other tax attributes to certain limitations. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Our ability to deduct net operating loss carryforwards could be subject to a significant limitation if we were to undergo an “ownership change” for purposes of Section 382 of the Internal Revenue Code during or as a result of the Bankruptcy Cases. During the pendency of the bankruptcy proceedings, the Bankruptcy Court has entered an interim order that places limitations on trading in our common stock, including options to acquire common stock, as further specified in the order. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of our reorganization.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2009 Quarter approximately 47% of our net sales and 39% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

We face risks related to our derivative financial instruments.

The Bankruptcy Code contains certain safe harbor provisions related to derivative financial instruments that allow counter-parties, in certain circumstances, to terminate these instruments while in bankruptcy. To the extent that the Company’s derivative financial instruments become subject to these safe harbor provisions, the Company can provide no assurance that these instruments will remain in place. Further, if any or all of our derivative financial instruments are terminated, the Company may not be able to replace such terminated instruments on the same or similar terms, if at all.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended December 28, 2008
10/1/08 – 10/26/08	18,701	$1.40	—	—
10/27/08 – 11/23/08	—	—	—	—
11/24/08 – 12/28/08	128,265	$0.23	—	—

Total	146,966	$0.38	—	—

(1)

During the three months ended December 28, 2008, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of shares of the Company’s Common Stock on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

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

Date: February 11, 2009	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 2.6	Purchase Agreement, dated May 20, 2008, by and among Spectrum Brands, Inc., Salton, Inc. and Applica Pet Products LLC (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2008).

Exhibit 2.7	Termination Agreement, dated July 13, 2008, by and among Spectrum Brands, Inc., Salton, Inc. and Applica Pet Products LLC (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2008).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 4.1	Indenture, dated as of February 7, 2005, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of February 7, 2005, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture, dated as of February 7, 2005, to the Indenture, dated as of September 30, 2003, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of September 30, 2003, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture, dated as of March 29, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement, dated as of February 7, 2005, by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.10	Tripartite Agreement, dated October 10, 2008, between Spectrum Brands, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association (filed by incorporation by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.2	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.3	Second Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.4	Restricted Stock Award Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.5	Retention Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.6	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.7	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.8	Letter Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.9	Retention Agreement, effective August 5, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.10	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.11	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.12	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.13	Employment Agreement, dated March 27, 2007, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	First Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.15	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.16	Separation Agreement and Release, effective October 8, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.17	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.18	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.19	Credit Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.20	Credit Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.21	Guarantee and Collateral Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.22	ABL Guarantee and Collateral Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.23	Ratification and Amendment Agreement, dated as of February 5, 2009, by and among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto and Wachovia Bank, National Association, as administrative agent and collateral agent.*

Exhibit 10.24	Intercreditor agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.25	Exchange and Forbearance Agreement, dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.26	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.27	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.28	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.29	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.30	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007) (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.31	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.32	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.33	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.34	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007) (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.35	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.36	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.37	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.38	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.39	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.40	Restructuring Support Agreement, dated as of February 3, 2009, by and among (i) Spectrum Brands, Inc.; (ii) certain subsidiaries of Spectrum Brands, Inc. party thereto; (iii) Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.; (iv) D. E. Shaw Laminar Portfolios, L.L.C.; and (v) Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith