Form 10-Q
period 2009-03-29
Spectrum Brands, Inc.
filed 2009-05-07
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of May 4, 2009, was 52,794,156.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED March 29, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Condensed Consolidated Balance Sheets

March 29, 2009 and September 30, 2008

(Unaudited)

(Amounts in thousands, except per share figures)

	March 29, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$51,556	$104,773
Receivables:
Trade accounts receivable, net of allowances of $14,226 and $18,102, respectively	313,803	353,949
Other	21,981	40,756
Inventories	386,931	383,260
Deferred income taxes	14,632	13,957
Assets held for sale	12,486	7,452
Prepaid expenses and other	42,959	49,450

Total current assets	844,348	953,597
Property, plant and equipment, net	185,340	234,805
Deferred charges and other	38,628	44,129
Goodwill	228,803	235,468
Intangible assets, net	707,890	742,809
Debt issuance costs	20,144	36,671

Total assets	$2,025,153	$2,247,479

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$52,904	$48,637
Debtor-in-possession revolving credit facility	136,206	—
Accounts payable	186,820	278,126
Accrued liabilities:
Wages and benefits	51,066	72,299
Income taxes payable	18,351	10,272
Restructuring and related charges	29,468	34,559
Accrued interest	25,438	50,514
Other	86,071	87,672

Total current liabilities	586,324	582,079
Long-term debt, net of current maturities	1,362,318	2,474,782
Employee benefit obligations, net of current portion	39,773	47,694
Deferred income taxes	126,357	114,674
Other	41,600	55,488

Total liabilities	2,156,372	3,274,717
Liabilities subject to compromise	1,093,137	—
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,370 and 69,202 shares, respectively; outstanding 52,908 and 52,775 shares, respectively	691	692
Additional paid-in capital	675,535	674,370
Accumulated deficit	(1,868,021)	(1,694,915)
Accumulated other comprehensive income	44,325	69,445

	(1,147,470)	(950,408)
Less treasury stock, at cost, 16,461 and 16,427 shares, respectively	(76,886)	(76,830)

Total shareholders’ deficit	(1,224,356)	(1,027,238)

Total liabilities and shareholders’ deficit	$2,025,153	$2,247,479

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Condensed Consolidated Statements of Operations

For the three and six month periods ended March 29, 2009 and March 30, 2008

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		SIX MONTHS
	2009	2008	2009	2008
Net sales	$503,262	$532,452	$1,051,765	$1,119,894
Cost of goods sold	315,767	326,762	664,253	697,435
Restructuring and related charges	2,661	195	12,807	316

Gross profit	184,834	205,495	374,705	422,143
Selling	94,848	120,003	206,181	248,315
General and administrative	37,562	55,354	74,447	93,689
Research and development	5,759	6,144	11,325	11,891
Intangibles impairment	—	12,400	—	12,400
Restructuring and related charges	13,479	5,175	24,361	10,067

Total operating expenses	151,648	199,076	316,314	376,362

Operating income	33,186	6,419	58,391	45,781
Interest expense (contractual interest: $62,528 and $114,992 for the three and six months ended March, 29, 2009, respectively)	47,446	58,221	99,910	115,393
Other expense (income), net	710	(1,054)	4,387	(1,163)

Loss from continuing operations before reorganization items and income taxes	(14,970)	(50,748)	(45,906)	(68,449)
Reorganization items, net	21,311	—	21,311	—

Loss from continuing operations before income taxes	(36,281)	(50,748)	(67,217)	(68,449)
Income tax expense	8,348	65,871	23,949	83,072

Loss from continuing operations	(44,629)	(116,619)	(91,166)	(151,521)
(Loss) income from discontinued operations, net of tax	(15,820)	4,906	(81,940)	(3,594)

Net loss	$(60,449)	$(111,713)	$(173,106)	$(155,115)

Basic earnings per share:
Weighted average shares of common stock outstanding	51,354	50,897	51,404	50,937
Loss from continuing operations	$(0.87)	$(2.29)	$(1.78)	$(2.98)
(Loss) income from discontinued operations	(0.31)	0.10	(1.59)	(0.07)

Net loss	$(1.18)	$(2.19)	$(3.37)	$(3.05)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,354	50,897	51,404	50,937
Loss from continuing operations	$(0.87)	$(2.29)	$(1.78)	$(2.98)
(Loss) income from discontinued operations	(0.31)	0.10	(1.59)	(0.07)

Net loss	$(1.18)	$(2.19)	$(3.37)	$(3.05)

See accompanying notes which are an integral part of these condensed consolidated financial statements (Unaudited).

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Condensed Consolidated Statements of Cash Flows

For the three and six month periods ended March 29, 2009 and March 30, 2008

(Unaudited)

(Amounts in thousands)

	SIX MONTHS
	2009	2008
Cash flows from operating activities:
Net loss	$(173,106)	$(155,115)
Loss from discontinuing operations	(81,940)	(3,594)

Loss from continuing operations	(91,166)	(151,521)
Non-cash adjustments to loss from continuing operations:
Depreciation	20,642	27,130
Amortization	11,477	20,230
Amortization of debt issuance costs	6,561	4,288
Impairment of intangibles	—	12,400
Reorganization items, net	21,311	—
Write off of debt issuance costs	2,358	—
Other non-cash adjustments	39,194	84,652
Net changes in assets and liabilities, net of discontinued operations	(130,467)	(95,293)

Net cash used by operating activities of continuing operations	(120,090)	(98,114)
Net cash used by operating activities of discontinued operations	(18,795)	(38,577)

Net cash used by operating activities	(138,885)	(136,691)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,267)	(8,572)
Proceeds from sale of equipment	322	126

Net cash used by investing activities of continuing operations	(2,945)	(8,446)
Net cash (used) provided by investing activities of discontinued operations	(860)	13,526

Net cash (used) provided by investing activities	(3,805)	5,080

Cash flows from financing activities:
Debt issuance costs	(7,750)	(152)
Proceeds from debt financing	162,104	285,000
Reduction of debt	(240,937)	(146,201)
Debtor in possession revolving credit facility activity, net	136,206	—
Proceeds from supplemental loan	45,000	—
Treasury stock purchases	(56)	(690)

Net cash provided by financing activities	94,567	137,957
Effect of exchange rate changes on cash and cash equivalents	(5,094)	5,255

Net (decrease) increase in cash and cash equivalents	(53,217)	11,601
Cash and cash equivalents, beginning of period	104,773	69,853

Cash and cash equivalents, end of period	$51,556	$81,454

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    DESCRIPTION OF BUSINESS

Spectrum Brands, Inc. and its subsidiaries (the “Company”) is a global branded consumer products company with positions in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting and home and garden controls.

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

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets insecticides and repellents in North America. The Company’s operations utilize manufacturing and product development facilities located in the United States (“U.S.”), Europe, China and Latin America.

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

The Company historically pursued a strategy of strategic acquisitions in furtherance of its goal of being a diversified global consumer products company competing in high-growth markets. In August 1999, the Company acquired ROV Limited’s battery business, which operations had an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, Venezuela, Argentina, and Chile. In October 2002, the Company further diversified geographically by acquiring the battery business of VARTA AG, which operations had an extensive network of distribution and production facilities in Europe. In September 2003, the Company acquired Remington Products Company, L.L.C. in order to expand its products portfolio and become a more diversified consumer products company that did not solely focus on the battery and lighting product markets. In 2005, the Company acquired United Industries Corporation (“United”) and Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) to further diversify its business and leverage its distribution strengths through expansion into the home and garden and pet product markets. These acquisitions were financed in substantial part with debt from a variety of sources.

In January 2006, the Company sold the professional and technology portion of the Canadian division of the Home and Garden Business and used the proceeds to reduce its outstanding indebtedness. In July 2006, in response to the Company’s substantial leverage and operating performance, the Company engaged advisors to assist it in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. The Company also continued to pursue initiatives to reduce manufacturing and operating costs. In connection with this undertaking, during the first quarter of the Company’s fiscal year ended September 30, 2007 the Company approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of U.S. and Canadian divisions. As a result, the Company designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In November 2007, the Company sold the Canadian division of the Home and Garden Business. See Note 3, Significant Accounting Policies—Discontinued Operations, for further details on the sale of the Canadian division of the Home and Garden Business.

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

In May 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton Inc. (“Salton”) and Applica Pet Products LLC (“Applica”), each controlled affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. The Company was unable to obtain the consent of the lenders under its senior credit facilities to the transaction, and, in July 2008, the Company entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. Pursuant to the termination agreement, as a condition to the termination, the Company paid Salton and Applica $3,000 as a reimbursement of expenses.

In November 2008, the Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business for the Company’s fiscal year ending September 30, 2009 (“Fiscal 2009”). The Company believes the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. As of March 29, 2009, the Company had completed the shutdown of the growing products portion of the Home and Garden Business. See Note 3, Significant Accounting Policies—Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business.

On December 15, 2008, the Company was notified that the Company’s common stock would be suspended from trading on the New York Stock Exchange (the “NYSE”) prior to the opening of the market on December 22, 2008. The Company was advised that the decision to suspend the Company’s common stock was reached in view of the fact that the Company has recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25,000, the minimum threshold for listing on the NYSE. The Company’s common stock has been delisted from the NYSE effective January 23, 2009. The Company’s common stock is currently quoted on the Pink Sheet Electronic Quotation Service. However there can be no assurances that a broker-dealer will make a market in its common stock.

2    VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On February 3, 2009, the Company announced that it reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of its outstanding senior subordinated notes (the “Significant Noteholders”), to pursue a refinancing that, if implemented as proposed, will significantly

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

reduce the Company’s outstanding debt. The agreements contemplated that the refinancing would occur pursuant to a pre-arranged plan of reorganization that would be supported by each of the Significant Noteholders. On the same day, the Company and its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the Western District of Texas (the “Bankruptcy Filing”). The Company has filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”), as discussed below, that details its proposed terms for the refinancing. The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-50456 (the “Bankruptcy Cases”).

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

Each of the Significant Noteholders has agreed, pursuant to a restructuring support agreement (the “Restructuring Support Agreement”) and upon the terms and subject to the conditions in the agreement, to support the Proposed Plan and, upon receipt of a Bankruptcy Court approved disclosure statement and when properly solicited to do so, to vote all of their respective claims under the notes in favor of the Proposed Plan. The Restructuring Support Agreement is subject to termination upon the occurrence of certain events including, among others, the Company’s withdrawal of the Proposed Plan, the Company’s failure to secure Bankruptcy Court approval of debtor-in-possession financing in accordance with the terms of the Restructuring Support Agreement, the Company’s failure to obtain orders of the Bankruptcy Court approving the disclosure statement and confirming the Proposed Plan or the Company’s failure to satisfy the conditions precedent to the effectiveness of the Proposed Plan as of specified dates.

Accounting for Reorganization

Subsequent to the date of the Bankruptcy Filing (the “Petition Date”), the Company’s financial statements are prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 does not change the application of generally accepted accounting principles (“GAAP”) in the preparation of the Company’s financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with SOP 90-7 the Company has done the following:

•	On the Condensed Consolidated Balance Sheets (Unaudited), separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

•

On the Condensed Consolidated Statements of Operations (Unaudited), distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business;

•	On the Condensed Consolidated Statements of Cash Flows, separately disclosed Reorganization items, net;

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

•

Ceased accruing interest on the Company’s Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”), the Company’s 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and the Company’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”) (collectively, the “Senior Subordinated Notes”); and

•

Presented Condensed Consolidating Financial Statements of entities not in Chapter 11 proceedings in Note 15, Condensed Consolidating Financial Statements. These Condensed Consolidating Financial Statements (Unaudited) of the Company’s entities not in Chapter 11 proceedings have been prepared on the same basis as the Company’s Condensed Consolidated Financial Statements (Unaudited).

Liabilities Subject to Compromise

Liabilities subject to compromise refer to known liabilities incurred prior to the Bankruptcy Filing by those entities that filed for Chapter 11 bankruptcy. These liabilities are considered by the Bankruptcy Court to be pre-petition claims. However, liabilities subject to compromise exclude pre-petition claims for which the Company has received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees and claims related to certain critical service vendors. Liabilities subject to compromise are subject to future adjustments that may result from negotiations, actions by the Bankruptcy Court and developments with respect to disputed claims or matters arising out of the proof of claims process whereby a creditor may prove that the amount of a claim differs from the amount that we have recorded.

Since the Petition Date, and in accordance with SOP 90-7, the Company ceased accruing interest on its Senior Subordinated Notes, as it is probable the debt and accrued interest are going to be settled as an allowed claim by the Bankruptcy Court, per the Company’s Proposed Plan. Contractual interest on the Senior Subordinated Notes in excess of reported accrued interest was approximately $15,081 for the three and six months ended March 29, 2009, excluding any potential compound or default interest arising from events of default related to the Chapter 11 proceedings.

Liabilities subject to compromise as of March 29, 2009 are as follows:

March 29, 2009
Senior Subordinated Notes	$1,049,885
Accrued interest on Senior Subordinated Notes	40,497
Other accrued liabilities	2,755

$1,093,137

Reorganization Items

In accordance with SOP 90-7, Reorganization items, net, are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified, or will identify, as directly relating to the Bankruptcy Cases. As required by SOP 90-7, the Company has begun recording the pre-petition debt instruments at the allowed claim amount as defined in the Proposed Plan. Accordingly, the Company accelerated the amortization of the related deferred debt issuance costs and recorded a non-cash charge of $10,668 during the quarter ended March 29, 2009 to Reorganization items in the Condensed Consolidated Statements of Operations (Unaudited) included in this

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Quarterly Report on Form 10-Q. Reorganization items for the three and six months ended March 29, 2009 are summarized as follows:

Legal and professional fees	$10,263
Deferred financing costs	10,668
Provision for rejected leases	380

$21,311

3    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at March 29, 2009 and September 30, 2008, and the results of operations and cash flows for the three and six month periods ended March 29, 2009 and March 30, 2008. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP in the U.S. have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with GAAP in the U.S. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2009 and Fiscal 2008 refer to the fiscal years ended September 30, 2009 and 2008, respectively.

The preparation of condensed consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations: As discussed in Note 1, Description of Business, the Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008. The Company believes the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. As of March 29, 2009, the Company had completed the shutdown of the growing products portion of the Home and Garden Business.

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

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The presentation herein of the results of continuing operations has been changed to exclude the growing portion of the Home and Garden Business for the for the three and six months ended March 29, 2009 and March 30, 2008, respectively. The following amounts related to the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the three and six months ended March 29, 2009 and March 30, 2008, respectively:

	Three Months		Six Months
	2009	2008	2009	2008(A)
Net sales	$15,620	$114,691	$31,306	$136,665

(Loss) income from discontinued operations before income taxes	$(18,188)	$5,364	$(85,972)	$(4,543)
Provision for income tax (benefit) expense	(2,368)	458	(4,032)	(949)

(Loss) income from discontinued operations, net of tax	$(15,820)	$4,906	$(81,940)	$(3,594)

(A)	Included in the loss for the six month period ended March 20, 2008, is a loss on disposal of $1,087, net of tax benefit, related to the Canadian division of the Home and Garden Business.

Assets Held for Sale: As of March 29, 2009 and September 30, 2008, the Company had $12,486 and $7,452, respectively, included in Assets held for sale in its Condensed Consolidated Balance Sheets (Unaudited). As of March 29, 2009, the Assets held for sale consisted of certain assets and liabilities related to the Ningbo Baowang China battery manufacturing facility, a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil. As of September 30, 2008, the Assets held for sale consisted of certain assets and liabilities related to a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil. These facilities are included in the Global Batteries and Personal Care reporting segment.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. The fair values of the Company’s goodwill and indefinite-lived intangible assets were not tested for impairment during the three month period ended March 29, 2009 as no event or circumstance arose which indicated that an impairment loss may have been incurred. Goodwill and trade name intangibles were tested as of December 31, 2007 in

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

conjunction with the Company’s reclassification of the U.S. division of the Home and Garden Business from an asset held for sale to an asset held and used coupled with a change in circumstances which indicated that the carrying value of certain of the Company’s reporting units may not be recoverable.

As a result, the Company concluded that as of December 31, 2007 the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets. Accordingly, during the three months ended March 30, 2008, the Company recorded a non-cash pretax impairment charge of $12,400, equal to the excess of the carrying amounts of these intangible assets over the implied fair value of such assets. This impairment of indefinite-lived intangible assets related to the Home and Garden Business is primarily attributed to lower forecasted sales of products sold under the respective impaired trade name. The Company also recorded a non-cash pretax impairment charge of $800, related to certain trade name intangible assets related to the growing products portion of the Home and Garden Business, which is classified as discontinued operations. See Note 3, Significant Accounting Policies—Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $36,991 and $76,339 for the three and six month periods ended March 29, 2009, respectively, and $44,288 and $89,214 for the three and six month periods ended March 30, 2008, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 22% of the Company’s Net sales during the three and six month periods ended March 29, 2009, respectively, and 18% and 19% of the Company’s Net sales during the three and six month periods ended March 30, 2008, respectively. This major customer also represented approximately 20% and 22% of the Company’s trade accounts receivable, net as of March 29, 2009 and September 30, 2008, respectively.

Approximately 41% and 45% of the Company’s Net sales during the three and six month periods ended March 29, 2009, respectively, and 48% and 51% of the Company’s Net sales during the three and six month periods ended March 30, 2008, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: The Company uses or has used two forms of stock based compensation. Shares of restricted stock have been awarded to certain employees and members of management since the fiscal year ended September 30, 2001. Prior to the fourth quarter of the fiscal year ended September 30, 2004, the

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

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

SFAS 123(R) requires the Company to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and six month period ended March 29, 2009, was $1,183, or $734, net of taxes and $1,163, or $721, net of taxes, respectively. During the three and six month period ended March 30, 2008, total stock compensation expense was $1,388, or $861, net of taxes, and $3,249, or $2,014, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). The Company expects that total stock compensation expense for Fiscal 2009 will be approximately $2,930 before the effect of income taxes. As of March 29, 2009, there was $3,523 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted through the fiscal year ended September 30, 2006 generally have vesting periods of three to five years. Approximately 50% of the restricted stock shares are purely time-based and vest on a pro rata basis over either a three or four year vesting period and approximately 50% are time-based and performance-based. Vesting of such performance based restricted stock will occur upon achievement of certain performance goals established by the Board of Directors of the Company. Generally, performance targets consist of Earnings Per Share (“EPS”) and segment Earnings Before Interest and Taxes (“EBIT”) and cash flow components, defined by the Company for purposes of such awards. If such performance targets are not met, the performance component of a restricted stock award will not vest in the year that the performance targets applied to and instead will automatically vest one year after the originally scheduled vesting date, effectively making the award time based. The Company recognizes amortization on the time-based component on a straight-line basis over the vesting period. The Company recognizes amortization on the performance-based component over the vesting period, assuming performance targets will not be met, unless and until it is probable that the performance targets will be met. At the point in time when it is probable that the performance target will be met, the recognition period is shortened one year to account for the accelerated vesting requirement of the performance-based component.

Restricted stock shares granted in Fiscal 2009 and 2008 generally have vesting periods which can range from one to five years. Approximately 82% of the shares granted in Fiscal 2009 and 61% of the shares granted in Fiscal 2008 are purely performance based and vest only upon the achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by the Company for purposes of such awards. The remaining shares granted in Fiscal 2008 and Fiscal 2007 are time based, which vest either 100% after three years or on a pro rata basis over three years.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

During the six month period ended March 29, 2009, the Company granted approximately 229 shares of restricted stock. All shares granted are purely performance based and vest only upon achievement of certain performance goals which consist of reportable segment and consolidated company EBITDA and cash flow components, each as defined by the Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors.

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of March 29, 2009, 2,612 of restricted shares had been granted, net of forfeitures and shares surrendered by employees for payment of taxes on such awards, and 1,148 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of March 29, 2009, there were options with respect to 367 shares of common stock and 410 restricted shares outstanding under the 1997 Plan, and options with respect to 86 shares of common stock outstanding under the 1996 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of March 29, 2009 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2008	1,873	$10.74	$20,111
Granted	229	0.66	150
Vested	(483)	12.94	(6,250)
Forfeited	(61)	9.10	(561)

Restricted stock at March 29, 2009	1,558	$8.63	$13,450

The following table summarizes the stock option transactions for the three month period ended March 29, 2009:

	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	510	$15.06
Granted	—	—
Exercised	—	—
Forfeited	(57)	14.96

Outstanding, end of period	453	$15.08

Options exercisable, end of period	364	$15.35

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes information about options outstanding and options outstanding and exercisable as of March 29, 2009:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	380	3.33 years	$13.58	298	$13.70
$18.60 – $21.50	7	3.99	20.28	4	20.35
$21.63 – $27.13	66	0.99	23.17	62	22.93

	453	3.00	$15.08	364	$15.35

Derivative Financial Instruments: Effective December 29, 2008, the Company adopted SFAS No. 161, “Disclosures about Derivatives and Hedging Activities-an amendment to FASB Statement No. 131” (“SFAS 161”). SFAS 161 amends the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

The fair value of outstanding derivative contracts recorded as assets in the Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Asset Derivatives	Balance Sheet Location	March 29, 2009	September 30, 2008
Derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	Current - Receivables - Other	$—	$403
Foreign exchange contracts	Current - Receivables - Other	—	4,246
Foreign exchange contracts	Long term - Deferred charges and other	—	1,299

Total asset derivatives designated as hedging instruments under SFAS 133		$—	$5,948

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Current - Receivables - Other	1,094	959

Total asset derivatives		$1,094	$6,907

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The fair value of outstanding derivative contracts recorded as liabilities in the Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Liability Derivatives	Balance Sheet Location	March 29, 2009	September 30, 2008
Derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	Accounts payable	$—	$11,396
Commodity contracts	Long term – Other	—	1,522
Interest rate contracts	Accounts payable	—	3,063
Interest rate contracts	Accrued interest	—	793
Interest rate contracts	Long term – Other	—	2,749
Foreign exchange contracts	Accounts payable	833	387
Foreign exchange contracts	Long term – Other	90	85

Total liability derivatives designated as hedging instruments under SFAS 133		$923	$19,995

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate contracts	Accounts payable	3,859	—
Interest rate contracts	Accrued interest	1,133	—
Interest rate contracts	Long term – Other	1,200	—
Foreign exchange contracts	Accounts payable	43	781

Total liability derivatives		$7,158	$20,776

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table summarizes the impact of derivative instruments on the Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended March 29, 2009 and March 30, 2008, respectively, net of tax:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three month period ended			Three month period ended			Three month period ended
	2009	2008		2009	2008		2009		2008
Commodity contracts	$(600)	$(224)	Cost of goods sold	$(2,083)	$(1,502)	Cost of goods sold	$27		$(95)
Interest rate contracts	(2,624)	(4,991)	Interest expense	(64)	349	Interest expense	(3,316	)(A)	—
Foreign exchange contracts	169	315	Net Sales	29	(240)	Net sales	—		—
Foreign exchange contracts	(114)	(4,771)	Cost of goods sold	1,626	(1,026)	Cost of goods sold	—		—
Commodity contracts	—	1,378	Discontinued operations	—	2,614	Discontinued operations	—		8

Total	$(3,169)	$(8,293)		$(492)	$195		$(3,289)		$(87)

(A)

Included in this amount is $(1,457), net of tax, reflected in the Derivatives Not Designated as Hedging Instruments Under SFAS 133 table, as $(2,350), pre-tax, as a result of a de-designated cash flow hedge as described below.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the impact of derivative instruments on the Condensed Consolidated Statements of Operations (Unaudited) for the six month period ended March 29, 2009 and March 30, 2008, respectively, net of tax:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Six month period ended			Six month period ended			Six month period ended
	2009	2008		2009	2008		2009		2008
Commodity contracts	$(4,303)	$(4,724)	Cost of goods sold	$(3,737)	$(2,223)	Cost of goods sold	$25		$(450)
Interest rate contracts	(4,747)	(7,727)	Interest expense	(159)	691	Interest expense	(3,316	)(A)	—
Foreign exchange contracts	516	295	Net Sales	(96)	(754)	Net sales	—		—
Foreign exchange contracts	4,599	(5,761)	Cost of goods sold	2,361	(2,677)	Cost of goods sold	—		—
Commodity contracts	—	3,701	Discontinued operations	(243)	2,800	Discontinued operations	(1,643)		32

Total	$(3,935)	$(14,216)		$(1,874)	$(2,163)		$(4,934)		$(418)

(A)

Included in this amount is $(1,457), net of tax, reflected in the Derivatives Not Designated as Hedging Instruments Under SFAS 133 table, as $(2,350), pre-tax, as a result of a de-designated cash flow hedge as described below.

Derivative Contracts

For derivative instruments that are used to economically hedge the change in the fair value of the Company’s third party and intercompany assets and liabilities subject to foreign currency fluctuation and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three and six month periods ended March 29, 2009 and March 30, 2008, the Company recognized the following gains (losses) on these derivative contracts:

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain or (Loss) Recognized in Income on Derivatives
	Three month period ended		Six month period ended
	2009	2008	2009	2008
Interest rate contracts(A)	$(2,350)	$—	$(2,350)	$—	Interest expense
Foreign exchange contracts	4,963	(9,191)	6,458	(15,627)	Other expense (income), net

Total	$2,613	$(9,191)	$4,108	$(15,627)

(A)	Amount represents ineffective portion of certain future payments related to an interest rate contract that was de-designated as a cash flow hedge during the pendency of the Bankruptcy Cases.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Credit Risk

The Company is exposed to the default risk of the counterparties in which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing the counterparties credit rating exposure. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $0 at both March 29, 2009 and September 30, 2008. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At March 29, 2009 and September 30, 2008, the Company had posted collateral of $0 and $13,227, respectively, related to such liability positions. The collateral is included in Current – Receivables – Other within the Condensed Consolidated Balance Sheets (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended March 29, 2009 and March 30, 2008, $5,348 and $662, of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Interest expense. The hedges are generally highly effective, however, during the three month periods ended March 29, 2009 and March 30, 2008, and in connection with the pendency of the Bankruptcy Cases, $5,348 and $0, of losses, respectively, were recorded as adjustments to interest expense for ineffectiveness for such hedges and included in the amounts above. During the six month periods ended March 29, 2009 and March 30, 2008, $6,171 and $2,264, of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Interest expense. The hedges are generally highly effective, however, during the six month periods ended March 29, 2009 and March 30, 2008, and in connection with the pendency of the Bankruptcy Cases, $5,348 and $0, of losses, respectively, were recorded as adjustments to Interest expense for ineffectiveness for such hedges and included in the amounts above. At March 29, 2009 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

floating rate debt, exclusive of lender spreads, at the following rates: 5.48% for a notional principal amount of $125,000 through March 2010. During the three month and six month periods ended March 29, 2009, as a result of the Bankruptcy Cases, a counterparty terminated a series of such contracts prior to their scheduled maturities at a loss to the Company of $7,023. The Company expects the loss on the termination to remain unpaid during the pendency of the Bankruptcy Cases. Upon emergence from the Bankruptcy Filing, the Company expects the underlying transactions to occur in the future as forecast therefore, the related pretax derivative losses for the expected post-emergence period remain recorded in AOCI and will be reclassified from AOCI into earnings upon the contracts normal scheduled maturities. The derivative net loss on open and terminated contracts recorded in AOCI at March 29, 2009 was $4,877, net of tax benefit of $2,989. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 was $3,604, net of tax benefit of $2,209. At March 29, 2009, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $3,362, net of tax benefit. As a result of the early termination of such contracts, the portion of derivative net losses included in the amounts above to be reclassified from AOCI into earnings over the next 12 months is $1,724, net of tax benefit.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended March 29, 2009 and March 30, 2008, $56 and $416, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Net sales. During the six month periods ended March 29, 2009 and March 30, 2008, $19 and $1,374, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Net sales. During the three and six month periods ended March 29, 2009 and March 30, 2008, the pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0. During the three month periods ended March 29, 2009 and March 30, 2008, $2,281 and $1,804, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During the six month periods ended March 29, 2009 and March 30, 2008, $5,625 and $4,698, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During the three and six month periods ended March 29, 2009 and March 30, 2008, the pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0. During the six month period ended March 29, 2009, the Company terminated a series of such contracts prior to their scheduled maturities at a gain, receiving $13,571 in cash. The hedged transactions are expected to occur in the future as forecast therefore, the related pretax derivative gains remain recorded in AOCI. These pretax derivative gains will be reclassified from AOCI into earnings upon the contracts normal scheduled maturities. The derivative net gain on open and terminated contracts recorded in AOCI at March 29, 2009 was $6,441, net of tax expense of $2,797. The derivative net gain on these contracts recorded in AOCI at September 30, 2008 was $3,591, net of tax expense of $1,482. At March 29, 2009, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months was $5,927, net of tax expense. As a result of the early termination of such contracts, the portion of non-cash derivative net gains to be reclassified from AOCI into earnings over the next 12 months included in the amounts above is $6,526, net of tax expense. At March 29, 2009, the Company had a series of such foreign exchange contracts outstanding through September 2010, in the amount of $5,314. At September 30, 2008, $144,776 of such foreign exchange contracts were outstanding.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, used in its manufacturing processes. The Company hedges a portion of the risk associated with zinc through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affected earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended March 29, 2009 and March 30, 2008, $3,477 and $2,564, of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the three month periods ended March 29, 2009 and March 30, 2008, $260 and $61 of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. During the six month periods ended March 29, 2009 and March 30, 2008, $7,035 and $4,429, of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the six month periods ended March 29, 2009 and March 30, 2008, $542 and $291, of pretax derivative gains and losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. During the three month and six month periods ended March 29, 2009, as a result of the Bankruptcy Cases, a counterparty terminated the Company’s open zinc contracts prior to their scheduled maturities at a loss requiring the Company to settle $10,758 in cash. The underlying transactions are expected to occur in the future as forecast therefore, the related pretax derivative losses remain recorded in AOCI and will be reclassified from AOCI into earnings upon the contracts normal scheduled maturities. The derivative net loss on the terminated zinc contracts recorded in AOCI at March 29, 2009 was $5,988, net of tax benefit of $3,201. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 was $5,396, net of tax benefit of $2,911. At March 29, 2009, the portion of non-cash derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $5,190, net of tax benefit. At March 29, 2009, no zinc commodity contracts were outstanding. At September 30, 2008, 13 metric tons of a series of zinc commodity contracts were outstanding with a contract value of $31,030.

Prior to closure of the growing products portion of the Home and Garden Business, the Company was exposed to risk from fluctuating prices for raw materials, including urea and DAP. The Company hedged a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts were designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts were reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively capped the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fixed the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended March 29, 2009 and March 30, 2008, $0 and $3,291, of pretax derivative gains, respectively, were recorded as an adjustment to Loss from discontinued operations, net for swap or option contracts settled at maturity. The hedges were generally highly effective, however, during the three month periods ended March 29, 2009 and March 30, 2008, $0 and $37, of pretax derivative losses, respectively, were recorded as an adjustment to Loss from discontinued operations, net for ineffectiveness. During the six month periods ended March 29, 2009 and March 30, 2008, $2,116 and $4,993, of pretax derivative losses and gains, respectively, were recorded as an adjustment to Loss from discontinued operations, net for swap or option contracts settled at maturity. The hedges were generally highly effective, however, during the six month periods ended March 29, 2009 and March 30, 2008, $0 and $12, of pretax derivative losses, respectively, were recorded as an adjustment to Loss from discontinued operations, net for ineffectiveness. In connection with closure of the growing products portion of the Home and Garden Business, all amounts related to remaining urea and DAP

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

hedge contracts were deemed ineffective and reclassified from AOCI into earnings. As a result, during the three and six month periods ending March 29, 2009, $74 and $12,803, of pretax derivative losses, respectively, were recorded as an adjustment to Loss from discontinued operations, net for ineffectiveness. The derivative net loss on urea and DAP contracts recorded in AOCI at September 30, 2008 was $1,886, net of tax benefit of $1,127. At March 29, 2009, there were no amounts remaining in AOCI for urea or DAP contracts. At September 30, 2008, 41 short tons of a series of such contracts were outstanding with a contract value of $29,174. See Note 3, Significant Accounting Policies—Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business.

Derivative Contracts

The Company periodically enters into forward, swap or put option foreign exchange contracts to economically hedge the risk from the change in the fair value of third party and intercompany assets and liabilities subject to foreign currency fluctuation. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheets (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During the three month periods ended March 29, 2009 and March 30, 2008, $4,963 and $9,191, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the six month periods ended March 29, 2009 and March 30, 2008, $6,458 and $15,627, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At March 29, 2009, $87,108 of such foreign exchange derivative contracts were outstanding. At September 30, 2008, $110,174 of such foreign exchange derivative contracts were outstanding.

During the Company’s three month period ended March 29, 2009, as a result of the Bankruptcy Cases, the Company determined that a previously designated cash flow hedge relationship associated with an interest rate swap became ineffective as of the Company’s Petition Date. As a result, the Company reclassified approximately $(2,350), pretax, or $(1,457), net of tax, of losses from AOCI that were recorded as an adjustment to earnings in Interest expense for the three and six month periods ended March 29, 2009. The Company expects the underlying transactions to occur in the future as forecasted; therefore, the related derivative losses for the expected post-emergence period remain recorded in AOCI, net of tax, and will be reclassified from AOCI into earnings upon the underlying normal scheduled maturities. As a result, the portion of derivative net losses to be reclassified from AOCI into earnings over the next 12 months is $1,638, net of tax benefit. The Company has reclassified this derivative contract as an economic derivative hedge for the pendency of the Bankruptcy Cases.

Fair Value of Financial Instruments: Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instruments assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The adoption of SFAS 157 did not have a material affect on the Company’s statements of operations, financial position or cash flows.

The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

Level 1	Unadjusted quoted prices for identical instruments in active markets.

Level 2	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3	Significant inputs to the valuation model are unobservable.

The Company maintains policies and procedures to value instruments using the best and most relevant data available. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. In addition, the Company has risk management teams that review valuation, including independent price validation for certain instruments. Further, in other instances, the Company retains independent pricing vendors to assist in valuing certain instruments.

The Company’s derivatives are valued using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. The Company’s derivative portfolio as of March 29, 2009 contains Level 2 instruments and represents interest rate and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Foreign exchange contracts	$—	$1,094	$—	$1,094

Total Assets	$—	$1,094	$—	$1,094

Liabilities:
Foreign exchange contracts	$—	$(966)	$—	$(966)
Interest rate contracts	—	(6,192)	—	(6,192)

Total Liabilities	$—	$(7,158)	$—	$(7,158)

Effective October 1, 2008, the Company also adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“SFAS 159”), which

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

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

4    OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three and six month periods ended March 29, 2009 and March 30, 2008, respectively, are as follows:

	Three Months		Six Months
	2009	2008	2009	2008
Net loss	$(60,449)	$(111,713)	$(173,106)	$(155,115)
Other comprehensive income:
Foreign currency translation	(3,986)	30,082	(28,285)	39,482
Valuation allowance adjustments	1,029	(3,269)	557	(4,636)
Pension liability adjustments	—	103	—	206
Net unrealized gain (loss) on derivative instruments	269	(8,365)	2,609	(11,622)

Net change to derive comprehensive income for the period	(2,688)	18,551	(25,119)	23,430

Comprehensive loss	$(63,137)	$(93,162)	$(198,225)	$(131,685)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ deficit. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and six month periods ended March 29, 2009 and March 30, 2008, were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

5    NET LOSS PER COMMON SHARE

Net loss per common share for the three and six month periods ended March 29, 2009 and March 30, 2008, respectively, is calculated based upon the following number of shares:

	Three Months		Six Months
	2009	2008	2009	2008
Basic	51,354	50,897	51,404	50,937
Effect of restricted stock and assumed conversion of options	—	—	—	—

Diluted	51,354	50,897	51,404	50,937

For the three and six month periods ended March 29, 2009 and March 30, 2008, respectively, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6    INVENTORIES

Inventories, which are stated at the lower of cost or market, consist of the following:

	March 29, 2009	September 30, 2008
Raw materials	$75,266	$89,811
Work-in-process	28,608	26,160
Finished goods	283,057	267,289

	$386,931	$383,260

7    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2008	$117,649	$—	$117,819	$235,468
Additions	2,762	—	—	2,762
Effect of translation	(6,556)	—	(2,871)	(9,427)

Balance as of March 29, 2009	$113,855	$—	$114,948	$228,803

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2008	$286,260	$57,000	$218,345	$561,605
Reclassification(A)	—	(12,000)	—	(12,000)
Effect of translation	(4,322)	—	(5,496)	(9,818)

Balance as of March 29, 2009	$281,938	$45,000	$212,849	$539,787
Intangible Assets Subject to Amortization
Balance as of September 30, 2008, net	$11,829	$58,357	$111,018	$181,204
Additions(A)	500	12,000	27	12,527
Disposals(B)	—	(11,595)	—	(11,595)
Amortization during period	(525)	(3,398)	(6,390)	(10,313)
Effect of translation	(716)	—	(3,004)	(3,720)

Balance as of March 29, 2009, net	$11,088	$55,364	$101,651	$168,103

Total Intangible Assets, net as of March 29, 2009	$293,026	$100,364	$314,500	$707,890

(A)

During the first quarter of Fiscal 2009, the Company reclassified the Home and Garden Business growing products trade names not subject to amortization to intangible trade names subject to amortization as the trade names have been assigned a useful life through the term of the shutdown period. The Company substantially completed the shut down of the growing products portion of the Home and Garden Business as of January 31, 2009. See Note 1, Description of Business, for further details on the committed shutdown of the growing products portion of the Home and Garden Business.

(B)	During the second quarter of Fiscal 2009, the Company reclassified the growing products portion of the Home and Garden Business to discontinued operations as the Company completed the shutdown of the

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

business during that period. The Company disposed of all intangible assets related to the growing products portion of the Home and Garden Business. See Note 3, Significant Accounting Policies—Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business.

Intangible assets subject to amortization include proprietary technology, customer relationship intangibles and certain trade names. The carrying value of technology assets was $29,983, net of accumulated amortization of $16,529, at March 29, 2009, and $32,120, net of accumulated amortization of $14,660, at September 30, 2008. The carrying value of customer relationship intangibles was $136,257, net of accumulated amortization of $66,995, at March 29, 2009, and $147,264, net of accumulated amortization of $58,913, at September 30, 2008. The carrying value of trade name intangibles was $1,863, net of accumulated amortization of $9,497 at March 29, 2009, and $1,820, net of accumulated amortization of $9,135 at September 30, 2008. Of the intangible assets acquired in the United acquisition and the Company’s acquisition of Jungle Laboratories Corporation (“Jungle Labs”), customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Company’s acquisition of Tetra, customer relationships have been assigned an estimated useful life of approximately 12 years and technology assets have been assigned a 6 year life.

Amortization expense for the three and six month periods ended March 29, 2009 and March 30, 2008, respectively, is as follows:

	Three Months		Six Months
	2009	2008	2009	2008
Proprietary technology amortization	$933	$964	$1,869	$1,916
Customer relationships amortization	4,037	12,293	8,082	14,838
Trade names amortization	262	504	362	227

	$5,232	$13,761	$10,313	$16,981

The Company estimates annual amortization expense for the next five fiscal years will approximate $18,049 per year.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

8    DEBT

Debt consists of the following:

	March 29, 2009		September 30, 2008
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	2,873	8.5%
Senior Subordinated Notes, due October 2, 2013	347,012	12.5%	347,012	12.0%
Term Loan B, U.S. Dollar, expiring March 30, 2013	973,998	6.1%	976,458	6.8%
Term Loan, Euro, expiring March 30, 2013	345,130	5.8%	369,283	9.6%
Un-reimbursed draws on letters of credit	19,699	6.3%	—	—
Revolving Credit Facility, expiring September 28, 2011	—	—	80,000	5.0%
Revolving DIP Credit Facility	136,206	6.8%	—	—
Supplemental Loan	45,000	17.5%	—	—
Other notes and obligations	19,103	6.9%	34,210	9.7%
Capitalized lease obligations	12,292	4.9%	13,583	4.9%

	2,601,313		2,523,419
Less pre-petition debt subject to compromise	1,049,885		—
Less current maturities	189,110		48,637

Long-term debt	$1,362,318		$2,474,782

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

Defaults on Pre-Petition Indebtedness

The Bankruptcy Filing, as described above in Note 2, Voluntary Reorganization Under Charter 11, constituted an event of default under the Company’s senior secured term credit facility agreement. As a result of such default, the commitments under the senior secured term credit facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by the Company, including all amounts under outstanding letters of credit, became immediately due and payable. As further described under “Senior Term Credit Facility and ABL Facility” and “Debtor-In-Possession Financing” below, the Company’s senior secured asset-based loan facility credit agreement has been amended and excludes the filing of the Bankruptcy Cases as an event of default. In addition, the filing constituted an event of default under the respective indentures governing the Company’s Variable Rate Notes, the 7 3/8 Notes and the 8 1/2 Notes. As a result of such default, the principal amount plus accrued and unpaid interest on the respective related notes is due and payable. As of February 1, 2009, the aggregate principal amounts outstanding under the senior secured term loan facility is approximately $1,304,557, and the aggregate principal amounts outstanding under the 7 3/8 Notes, the Variable Notes and the 8 1/2 Notes are approximately $700,000, $347,000 and $3,000, respectively.

On February 2, 2009, the Company did not make a $25,813 interest payment due February 2, 2009 on the Company’s 7 3/8 Notes.

As a result of the Bankruptcy Filing, the ability of creditors to seek remedies to enforce their rights under all such agreements have been stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

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

During the three month period ended March 29, 2009, the Company made $3,373 of scheduled prepayments of term loan indebtedness under its Senior Credit Agreement. Pursuant to an order from the Bankruptcy Court entered on April 22, 2009, the Company is required to make certain adequate protection payments with respect to the Senior Term Credit Facility. These payments include fees, costs and expenses incurred by the agent under the Senior Term Credit Facility and the agent’s professionals. The Company is also required until August 28, 2009 to make cash payments of interest at the non-default rate as and when due pursuant to the terms of the Senior Credit Agreement, subject to certain specified conditions, including, among others, sufficient availability as reflected in the Company’s revised budget prepared in connection with the Company’s DIP Facility.

At March 29, 2009, the aggregate amount outstanding under the Company’s Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,509,739, including principal amounts of $973,998 under the U.S. Dollar Term B Loan, €255,198 under the Euro Facility (USD $345,130 at March 29, 2009), $141,906 under the Revolving DIP Credit Facility, including $5,700 in letters of credit, $19,699 of un-reimbursed letters of credit, and letters of credit outstanding under the L/C Facility totaling $29,006 at March 29, 2009.

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

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. As discussed above, the Bankruptcy Filing constituted an event of default under the Senior Term Credit Facility and the indebtedness under the facility has been accelerated; however, the claims in respect of the Senior Credit Agreement are not impaired under the Proposed Plan and the indebtedness under the Senior Term Credit Facility continues to be classified as Long-term debt, net of current maturities, in the Condensed Consolidated Balance Sheets (Unaudited).

The ABL Credit Agreement and the related guarantee and collateral agreement have been amended in connection with the Bankruptcy Cases to provide new debtor-in-possession financing. A description of the terms of the ABL Credit Agreement as so amended is set forth in “Debtor-In-Possession Financing” below.

Debtor-In-Possession Financing

On March 5, 2009, the Company received final approval from the Bankruptcy Court (the “Final DIP Financing Order”) to access new financing pursuant to a $235,000 senior secured debtor-in-possession revolving credit facility (the “DIP Facility”). The DIP Facility is being provided pursuant to a Ratification and Amendment Agreement with Wachovia Bank, National Association as administrative and collateral agent (the “Agent”), certain of the existing lenders under the ABL Facility with a participating interest from the Significant Noteholders. The agreement amends the ABL Credit Agreement and the related guarantee and collateral agreement (the ABL Credit Agreement as so amended, the “DIP Credit Agreement”). The DIP Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based revolving loan, in an amount up to $45,000.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the DIP Facility. The proceeds of borrowings under the DIP Facility are to be used for costs, expenses and fees in connection with the DIP Facility, for working capital of the Company and its subsidiaries’, restructuring costs, and other general corporate purposes, in each case consistent with a budget. Proceeds from the Supplemental Loan shall be used by the Company consistent with the budget, including, without limitation, to repay a portion of the revolving loans outstanding as of the filing of the Bankruptcy Cases.

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

The DIP Facility will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the interim financing order if the permanent financing order has not been entered prior to the expiration of such 45 day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court or (d) the termination of the commitment with respect to the DIP Facility. The Final DIP Order constitutes the permanent financing order and, therefore, the

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Company has satisfied the 45 day requirement. The Company has classified the DIP Facility as current based on the requirement of Emerging Issues Task Force (“EITF”) Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

As a result of borrowings and payments under the DIP Facility during the quarter ended March 29, 2009, the Company had aggregate borrowing availability of approximately $48,094, net of lender reserves of $33,958 and outstanding letters of credit of $5,700, under the DIP Facility.

The Supplemental Loan will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the interim financing order if the permanent financing order, in form and substance satisfactory to the Supplemental Loan participants, has not been entered prior to the expiration of such 45-day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, such plan and order on terms and conditions satisfactory to the Supplemental Loan participants or (d) the termination of the Commitment with respect to the DIP Facility; provided that if certain exit conditions are satisfied prior to the maturity of the Supplemental Loan pursuant to clauses (a) through (d) above, the maturity of the Supplemental Loan shall be automatically extended to March 31, 2012. As noted above, the Final DIP Order constitutes the permanent financing order and, therefore, the Company has satisfied the 45 day requirement.

As collateral security for the performance, observance and payment in full of all of the obligations (including pre-petition obligations and the post-petition obligations), the Agent has valid, enforceable and perfected first priority and senior security interests in and liens upon all pre-petition collateral granted under the Company’s guarantee and collateral agreement with respect to the ABL Facility, as well as valid and enforceable first priority and senior security interests in and liens upon all post-petition collateral granted to Agent, for the benefit of itself and the other secured parties, under the Final DIP Financing Order, subject only to liens or encumbrances that were expressly permitted by the ABL Credit Agreement and the guarantee and collateral agreement and any other liens or encumbrances expressly permitted by any financing order that may have priority over the liens in favor of Agent and the secured parties.

The DIP Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, a maximum variance to budget covenant and other provisions directly relating to the Bankruptcy Cases. The DIP Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due outstanding under the DIP Facility may be accelerated and the rights and remedies of the lenders under the DIP Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligations under the DIP Facility. As of March 29, 2009, the Company was in compliance with all covenants under the DIP Facility.

The Company currently believes that cash on hand, funds from its operations and availability under the DIP Facility will provide the Company with sufficient liquidity to fund its operations, capital expenditures and debt service obligations under the DIP Facility during Chapter 11 proceedings. Also, the Company expects to have additional liquidity during Chapter 11 proceedings as a result of the stay of certain pre-petition liabilities. However, the Company’s ability to continue as a going concern is predicated upon, among other things, the timely confirmation and consummation of a satisfactory plan of reorganization, compliance with the provisions

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

of the DIP Facility, the Company’s ability to generate sufficient cash flows from operations and the Company’s ability to obtain financing sufficient to satisfy its future obligations. The Company can provide no assurance that it will be successful in this regard.

Senior Subordinated Notes

At March 29, 2009, the Company had outstanding principal of $700,000 under the 7 3/8 Notes, outstanding principal of $2,873 under the 8 1/2 Notes, and outstanding principal of $347,012 under its Variable Rate Notes, collectively, the Senior Subordinated Notes. The Variable Rate Notes are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of March 29, 2009, the Variable Rate Notes bore interest at a rate of 12 1/2%.

The indentures governing the Senior Subordinated Notes contain customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sell all or substantially all assets, and transactions with affiliates.

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

As discussed above, the Company did not make its February 2, 2009, interest payment on the 7 3/8 Notes. In addition, the Company did not make an April 1, 2009 interest payment on the Variable Rate Notes. The holders of Senior Subordinated Notes hold unsecured claims in the Bankruptcy Cases with respect to the indebtedness under the Senior Subordinated Notes as of the time of the Bankruptcy Filing. As of March 29, 2009, the Senior Subordinated Notes are presented within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets (Unaudited).

9    EMPLOYEE BENEFIT PLANS

The Company has various defined benefit pension plans covering some of its employees in the U.S. and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 92 percent current liability funded status. At January 1, 2008, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 92 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

The Company also sponsors or participates in a number of other non-U.S. pension arrangements, including various retirement and termination benefit plans, some of which are covered by local law or coordinated with

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

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

The Company’s results of operations for the three month periods ended March 29, 2009 and March 30, 2008, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months		Six Months
Components of net periodic pension benefit and deferred compensation benefit cost	2009	2008	2009	2008
Service cost	$601	$668	$1,202	$1,336
Interest cost	1,727	1,669	3,453	3,338
Expected return on assets	(1,147)	(1,207)	(2,295)	(2,414)
Amortization of prior service cost	55	63	110	127
Recognized net actuarial loss	39	70	79	139
Employee contributions	(29)	—	(58)	—

Net periodic benefit cost	$1,246	$1,263	$2,491	$2,526

	Three Months		Six Months
Pension and deferred compensation contributions	2009	2008	2009	2008
Contributions made during period	$713	$1,309	$1,250	$1,979

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. The Company contributes annually from 3% to 6% of participants’ compensation based on age or service, and may make additional discretionary contributions. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and six month period ended March 29, 2009, was $1,235 and $2,449, respectively.

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

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

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

10    INCOME TAXES

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

Certain of the Company’s German legal entities are currently undergoing audits for the fiscal years ended September 30, 2002 through September 30, 2005. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

11    SEGMENT RESULTS

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

The operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges, reorganization items and income tax expense. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting. Segment information for the three and six month periods ended March 29, 2009 and March 30, 2008, respectively, is as follows:

	Three Months		Six Months
	2009	2008	2009	2008
Net sales from external customers
Global Batteries & Personal Care	$287,477	$307,596	$676,836	$725,655
Global Pet Supplies	142,131	148,408	274,491	290,869
Home and Garden Business	73,654	76,448	100,438	103,370

Total segments	$503,262	$532,452	$1,051,765	$1,119,894

	Three Months		Six Months
	2009	2008	2009	2008
Segment profit (loss)
Global Batteries & Personal Care	$33,829	$24,675	$87,090	$71,766
Global Pet Supplies	14,523	15,276	26,578	32,089
Home and Garden Business	8,891	(6,620)	(1,775)	(17,786)

Total segments	57,243	33,331	111,893	86,069
Corporate expense	7,917	9,142	16,334	17,505
Restructuring and related charges	16,140	5,370	37,168	10,383
Intangibles impairment	—	12,400	—	12,400
Interest expense	47,446	58,221	99,910	115,393
Other expense (income), net	710	(1,054)	4,387	(1,163)

Loss from continuing operations before reorganization items and income taxes	$(14,970)	$(50,748)	$(45,906)	$(68,449)

	March 29, 2009	September 30, 2008
Segment total assets
Global Batteries & Personal Care	$1,025,367	$1,182,515
Global Pet Supplies	678,499	700,475
Home and Garden Business	285,994	289,628

Total segments	1,989,860	2,172,618
Corporate	35,293	74,861

Total assets at period end	$2,025,153	$2,247,479

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

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented as well as consultation, legal and accounting fees related to the evaluation of the Company’s capital structure incurred prior to the Bankruptcy Filing.

The following table summarizes restructuring and related charges incurred by segment for the three and six month periods ended March 29, 2009 and March 30, 2008, respectively:

	Three Months		Six Months
	2009	2008	2009	2008
Cost of goods sold:
Global Batteries & Personal Care	$2,135	$73	$12,275	$207
Global Pet Supplies	526	122	532	109

Total restructuring and related charges in cost of goods sold	2,661	195	12,807	316

Operating expenses:
Global Batteries & Personal Care	2,768	2,762	7,309	4,538
Global Pet Supplies	1,474	687	3,959	966
Home and Garden Business	233	711	1,781	1,950
Corporate	9,004	1,015	11,312	2,613

Total restructuring and related charges in operating expenses	13,479	5,175	24,361	10,067

Total restructuring and related charges	$16,140	$5,370	$37,168	$10,383

2009 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within the Global Batteries & Personal Care segment and the Global Pet Supplies segment and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. The Company recorded $10,092 of pretax restructuring and related charges during both the three and six month periods ended March 29, 2009, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $11,200.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2009:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$—	$—	$—
Provisions	2,299	7,916	10,215
Cash expenditures	(620)	(7,598)	(8,218)
Non-cash items	1,335	113	1,448

Accrual balance at March 29, 2009	$3,014	$431	$3,445

Expensed as incurred(A)	$(123)	$—	$(123)

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the six month period ending March 29, 2009, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Global Pet Supplies	Corporate	Total
Restructuring and related charges during Fiscal 2009	$502	$1,999	$7,591	$10,092
Restructuring and related charges since initiative inception	$502	$1,999	$7,591	$10,092
Total future restructuring and related charges expected	$—	$1,101	$—	$1,101

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo Baowang China battery manufacturing facility (the “Ningbo Exit Plan”). The Company recorded $1,867 and $12,262 of pretax restructuring and related charges during the three and six month periods ended March 29, 2009, respectively, and $28,661 of pretax restructuring and related charges since the inception of the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $30,295.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and activity that occurred during Fiscal 2009:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$911	$233	$1,144
Provisions	769	362	1,131
Cash expenditures	(1,653)	(239)	(1,892)
Non-cash items	(27)	1	(26)

Accrual balance at March 29, 2009	$—	$357	$357

Expensed as incurred(A)	$—	$11,131	$11,131

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company recorded $60 and $146 of pretax restructuring and related charges during the three and six months periods ended March 29, 2009, respectively, and $12 during both the three and six month periods ended March 30, 2008, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,383 since the inception of the Latin American Initiatives.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and activity that occurred during Fiscal 2009:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$124	$777	$901
Cash expenditures	$(373)	—	(373)
Non-cash items	—	(236)	(236)

Accrual balance at March 29, 2009	$(249)	$541	$292

Expensed as incurred(A)	$146	$—	$146

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $4,110 and $11,051 of pretax restructuring and related charges during the three and six month periods ended March 29, 2009, respectively, and $4,532 and $9,011 during the three and six month periods ended March 30, 2008, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2009, relate primarily to severance and are projected at approximately $97,000, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that occurred during Fiscal 2009:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$17,575	$3,688	$21,263
Provisions	6,197	(5)	6,192
Cash expenditures	(8,293)	(300)	(8,593)
Non-cash items	(262)	(732)	(994)

Accrual balance at March 29, 2009	$15,217	$2,651	$17,868

Expensed as incurred(A)	$2,856	$2,003	$4,859

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the six month period ending March 29, 2009, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2009	$6,682	$648	$3,721	$11,051
Restructuring and related charges since initiative inception	$49,177	$6,913	$28,170	$84,260
Total future restructuring and related charges expected	$—	$5,400	$7,334	$12,734

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales, marketing and support functions. The Company recorded no pretax restructuring and related charges during the three and six month periods ended March 29, 2009, and $(10) and $164 during the three and six month periods ended March 30, 2008, respectively, in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,039 since the inception of the European Initiatives.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during Fiscal 2009:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$3,054	$479	$3,533
Cash expenditures	(276)	(84)	(360)
Non-cash items	(193)	(23)	(216)

Accrual balance at March 29, 2009	$2,585	$372	$2,957

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

Effective October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Company recorded $11 and $1,192 of pretax restructuring and related charges during the three and six month periods ended March 29, 2009, respectively, and $27 and $121 during the three and six month periods ended March 30, 2008, respectively, representing the finalization of expenditures in connection with the integration of the United home and garden business. The Company recorded pretax restructuring and related charges of $31,918 since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of March 29, 2009. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $0 and $2,491 of pretax restructuring and related charges during the three and six month periods ended March 29, 2009, respectively, and $809 and $1,075 during the three and six month periods ended March 30, 2008, respectively, representing the finalization of expenditures in connection with its integration activities within the Global Pet Supplies business. The Company has recorded pretax restructuring and related charges of $37,053 since the inception of the integration activities within Global Pet Supplies.

During the fiscal year ended September 30, 2005, the Company also announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. The Company recorded $(7) of pretax restructuring and related charges during both the three and six month periods ended March 29, 2009, in connection with this closure. The costs associated with the initiative are complete and totaled $10,948.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that occurred during Fiscal 2009:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$1,214	$1,519	$2,733
Provisions	2,259	1,071	3,330
Cash expenditures	(1,210)	(1,297)	(2,507)
Reclassification to Liabilities Subject to Compromise(A)	—	(2,004)	(2,004)
Non-cash items	(1,153)	1,103	(50)

Accrual balance at March 29, 2009	$1,110	$392	$1,502

Expensed as incurred(B)	$209	$137	$346

(A)

Leases previously exited as part of the Company’s restructuring efforts have been reclassified as Liabilities subject to compromise in accordance with SOP 90-7. The amount was reclassified prior to a $591 loss on rejected lease as a result of the Bankruptcy Cases. See Note 2, Voluntary Reorganization Under Charter 11, for further details on the Company’s Liabilities subject to compromise.

(B)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

Other Costs
Accrual balance at September 30, 2008	$4,985
Provisions	73
Cash expenditures	(580)
Reclassification to Liabilities Subject to Compromise(B)	(1,131)
Non-cash expenditures	(300)

Accrual balance at March 29, 2009	$3,047

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

(B)

Leases previously exited as part of the Company’s restructuring efforts have been reclassified as Liabilities subject to compromise in accordance with SOP 90-7. The amount was reclassified prior to a $211 gain on rejected lease as a result of the Bankruptcy Cases. See Note 2, Voluntary Reorganization Under Charter 11, for further details on the Company’s Liabilities subject to compromise.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

13    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $3,957, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. (“Microlite”) is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At March 29, 2009 and September 30, 2008, these amounts totaled approximately $3,630 and $14,243, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

On February 3, 2009, all of the Company’s U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The Company is subject to a number of contingencies in connection with its Bankruptcy Filing and related Bankruptcy Cases. See Note 2, Voluntary Reorganization Under Chapter 11, for a further description of the Bankruptcy Cases.

As a result of the Bankruptcy Filing, with certain exceptions or unless otherwise ordered by the Bankruptcy Court, the automatic stay under the Bankruptcy Code prevents parties from pursuing any pre-petition claims and lawsuits against the Company and its U.S. subsidiaries. Claims and lawsuits based upon liabilities arising after the Petition Date generally are not subject to the automatic stay.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

14    NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) which will significantly change the accounting for future business combinations after adoption. SFAS 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently evaluating the impact that SFAS 141(R) will have on its financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the U.S. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The adoption of this statement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157” (“FSP 157-2”), which allows for a one year deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on its financial position, results of operations or cash flows. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

is effective for fiscal years beginning after December 15, 2009. The Company does not believe the adoption of FSP 132R-1 will have a material impact on its financial position, results of operations or cash flows.

15    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the acquisitions of Remington, United and Tetra, the Company completed debt offerings of certain of the Senior Subordinated Notes. Payment obligations of the Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by all or some combination of the Company’s U.S. subsidiaries.

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

The following condensed combined financial statements also present in one format the financial information required for entities that have filed for reorganization relief under Chapter 11 of the Bankruptcy Code pursuant to SOP 90-7, and the financial information required with respect to those entities which guarantee certain of the Company’s debt.

As of March 29, 2009, the Senior Subordinated Notes were guaranteed by all or some combination of the Guarantor Subsidiaries. The foreign subsidiaries did not guarantee these notes.

Financial Statements for Entities in Reorganization Under Chapter 11

As discussed in Note 2, Voluntary Reorganization Under Chapter 11, all of the Company’s U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. In accordance with SOP 90-7, condensed consolidating financial information is presented below.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Balance Sheet

March 29, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$2,787	$3,042	$45,727	$—	$51,556
Receivables, net	379,115	448,837	207,601	(699,769)	335,784
Inventories	76,361	154,941	158,792	(3,163)	386,931
Assets held for sale	5,720	316	6,450	—	12,486
Prepaid expenses and other	3,770	31,548	21,540	733	57,591

Total current assets	467,753	638,684	440,110	(702,199)	844,348
Property, plant and equipment, net	36,006	51,513	97,821	—	185,340
Goodwill	—	58,653	167,826	2,324	228,803
Intangible assets, net	213,944	286,733	207,400	(187)	707,890
Deferred charges and other	678,071	414,711	(809,777)	(244,377)	38,628
Debt issuance costs	20,144	—	—	—	20,144
Investments in subsidiaries	3,682,394	3,199,032	3,406,958	(10,288,384)	—

Total assets	$5,098,312	$4,649,326	$3,510,338	$(11,232,823)	$2,025,153

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$295,074	$11	$19,864	$(125,839)	$189,110
Accounts payable	564,699	394,885	100,470	(873,234)	186,820
Accrued liabilities	78,870	36,211	95,313	—	210,394

Total current liabilities	938,643	431,107	215,647	(999,073)	586,324
Long-term debt, net of current maturities	1,350,805	591,154	37,651	(617,292)	1,362,318
Employee benefit obligations, net of current portion	7,331	(1,382)	33,824	—	39,773
Deferred income taxes	187,467	(53,947)	(7,163)	—	126,357
Other	10,253	—	31,347	—	41,600

Total liabilities	2,494,499	966,932	311,306	(1,616,365)	2,156,372
Liabilities subject to compromise	1,093,137	—	—	—	1,093,137
Shareholders’ equity:
Common stock	691	451	612,615	(613,066)	691
Additional paid-in capital	675,238	2,172,023	2,756,194	(4,927,920)	675,535
Accumulated deficit	(1,738,649)	(475,671)	(233,633)	579,932	(1,868,021)
Accumulated other comprehensive income (loss)	2,650,282	1,985,591	63,856	(4,655,404)	44,325

	1,587,562	3,682,394	3,199,032	(9,616,458)	(1,147,470)
Less treasury stock, at cost	(76,886)	—	—	—	(76,886)

Total shareholders’ equity	1,510,676	3,682,394	3,199,032	(9,616,458)	(1,224,356)

Total liabilities and shareholders’ equity	$5,098,312	$4,649,326	$3,510,338	$(11,232,823)	$2,025,153

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Three Month Period Ended March 29, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$88,477	$226,624	$216,052	$(27,891)	$503,262
Cost of goods sold	54,269	164,152	127,492	(30,146)	315,767
Restructuring and related charges	2,091	525	45	—	2,661

Gross profit	32,117	61,947	88,515	2,255	184,834
Operating expenses:
Selling	14,090	31,943	48,819	(4)	94,848
General and administrative	16,492	6,736	14,334	—	37,562
Research and development	3,699	1,310	750	—	5,759
Restructuring and related charges	11,063	651	1,765	—	13,479

	45,344	40,640	65,668	(4)	151,648
Operating (loss) income	(13,227)	21,307	22,847	2,259	33,186
Interest expense	35,065	6,588	5,801	(8)	47,446
Other (income) expense, net	(11,884)	3,535	1,762	7,297	710

(Loss) income from continuing operations before reorganization items, net and income taxes	(36,408)	11,184	15,284	(5,030)	(14,970)
Reorganization items, net	20,931	380	—	—	21,311

(Loss) income from continuing operations before income taxes	(57,339)	10,804	15,284	(5,030)	(36,281)
Income tax expense (benefit)	6,508	(2,540)	4,380	—	8,348

(Loss) income from continuing operations	(63,847)	13,343	10,904	(5,030)	(44,629)
Income (loss) from discontinuing operations, net of tax	1,178	(16,998)	—	—	(15,820)

Net (loss) income	$(62,669)	$(3,654)	$10,904	$(5,030)	$(60,449)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Three Month Period Ended March 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$71,562	$223,176	$267,660	$(29,946)	$532,452
Cost of goods sold	39,459	157,041	160,914	(30,652)	326,762
Restructuring and related charges	—	122	73	—	195

Gross profit	32,103	66,013	106,673	706	205,495
Operating expenses:
Selling	17,427	38,289	64,225	62	120,003
General and administrative	17,743	21,483	16,128	—	55,354
Intangibles impairment	—	12,400	—	—	12,400
Research and development	3,347	1,584	1,213	—	6,144
Restructuring and related charges	2,782	1,398	995	—	5,175

	41,299	75,154	82,561	62	199,076
Operating (loss) income	(9,196)	(9,141)	24,112	644	6,419
Interest expense	45,504	6,162	6,679	(124)	58,221
Other income, net	(10,620)	(56,637)	(4,577)	70,780	(1,054)

(Loss) income from continuing operations before income taxes	(44,080)	41,334	22,010	(70,012)	(50,748)
Income tax expense (benefit)	68,346	(4,079)	1,604	—	65,871

(Loss) income from continuing operations	(112,426)	45,413	20,406	(70,012)	(116,619)
(Loss) income from discontinued operations, net of tax	(11)	4,163	754	—	4,906

Net (loss) income	$(112,437)	$49,576	$21,160	$(70,012)	$(111,713)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Six Month Period Ended March 29, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$196,888	$429,523	$467,932	$(42,578)	$1,051,765
Cost of goods sold	115,500	328,548	263,278	(43,073)	664,253
Restructuring and related charges	8,544	532	3,732	(1)	12,807

Gross profit	72,844	100,443	200,922	496	374,705
Operating expenses:
Selling	38,124	61,513	106,673	(129)	206,181
General and administrative	33,073	14,483	26,892	(1)	74,447
Research and development	7,061	2,710	1,555	(1)	11,325
Restructuring and related charges	15,753	4,552	4,056	—	24,361

	94,011	83,258	139,176	(131)	316,314
Operating (loss) income	(21,167)	17,185	61,746	627	58,391
Interest expense	76,107	12,975	(10,691)	21,519	99,910
Other (income) expense, net	(27,423)	(20,386)	4,364	47,832	4,387

(Loss) income from continuing operations before reorganization items, net and income taxes	(69,851)	24,596	68,073	(68,724)	(45,906)
Reorganization items, net	20,931	380	—	—	21,311

(Loss) income from continuing operations before income taxes	(90,782)	24,216	68,073	(68,724)	(67,217)
Income tax expense (benefit)	48,073	(39,771)	15,647	—	23,949

(Loss) income from continuing operations	(138,855)	63,987	52,426	(68,724)	(91,166)
Income (loss) from discontinuing operations, net of tax	2,841	(84,781)	—	—	(81,940)

Net (loss) income	$(136,014)	$(20,794)	$52,426	$(68,724)	$(173,106)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Six Month Period Ended March 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$160,205	$428,110	$601,049	$(69,470)	$1,119,894
Cost of goods sold	87,011	317,986	362,161	(69,723)	697,435
Restructuring and related charges	5	109	202	—	316

Gross profit	73,189	110,015	238,686	253	422,143
Operating expenses:
Selling	40,875	72,813	134,492	135	248,315
General and administrative	36,325	26,823	30,541	—	93,689
Intangibles impairment	—	12,400	—	—	12,400
Research and development	6,339	3,134	2,418	—	11,891
Restructuring and related charges	5,623	2,917	1,527	—	10,067

	89,162	118,087	168,978	135	376,362
Operating (loss) income	(15,973)	(8,072)	69,708	118	45,781
Interest expense	91,866	12,445	11,156	(74)	115,393
Other (income) expense, net	(24,966)	(106,026)	(8,951)	138,780	(1,163)

(Loss) income from continuing operations before income taxes	(82,873)	85,509	67,503	(138,588)	(68,449)
Income tax expense (benefit)	72,460	(261)	10,873	—	83,072

(Loss) income from continuing operations	(155,333)	85,770	56,630	(138,588)	(151,521)
(Loss) income from discontinued operations, net of tax	(34)	(3,564)	4	—	(3,594)

Net (loss) income	$(155,367)	$82,206	$56,634	(138,588)	$(155,115)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended March 29, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(202,126)	$50,015	$151,417	$(138,191)	$(138,885)
Cash flows from investing activities:
Purchases of property, plant and equipment	(839)	(751)	(1,677)	—	(3,267)
Proceeds from sale of property, plant and equipment and investments	—	—	322	—	322
Intercompany investments	—	39	(39)	—	—

Net cash used by investing activities from continuing operations	(839)	(712)	(1,394)	—	(2,945)
Net cash used by investing activities from discontinuing operations	—	(860)	—	—	(860)

Net cash used by investing activities	(839)	(1,572)	(1,394)	—	(3,805)
Cash flows from financing activities:
Reduction of debt	(240,460)	—	(477)	—	(240,937)
Proceeds from debt financing	168,894	—	(6,790)	—	162,104
Debt issuance costs	(7,750)	—	—	—	(7,750)
Debtor in possession revolving credit facility activity, net	136,206	—	—	—	136,206
Proceeds from supplemental loan	45,000	—	—	—	45,000
Treasury stock purchases	(56)	—	—	—	(56)
Proceeds from (advances related to) intercompany transactions	94,132	(49,068)	(183,255)	138,191	—

Net cash provided (used) by financing activities	195,966	(49,068)	(190,522)	138,191	94,567
Effect of exchange rate changes on cash and cash equivalents	—	—	(5,094)	—	(5,094)

Net decrease in cash and cash equivalents	(6,999)	(625)	(45,593)	—	(53,217)
Cash and cash equivalents, beginning of period	9,786	3,667	91,320	—	104,773

Cash and cash equivalents, end of period	$2,787	$3,042	$45,727	$—	$51,556

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Cash Flows

Six Month Period Ended March 30, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(748,347)	$45,212	$19,320	$547,124	$(136,691)
Cash flows from investing activities:
Purchases of property, plant and equipment	(874)	(3,289)	(4,409)	—	(8,572)
Proceeds from sale of property, plant and equipment and investments	—	—	126	—	126
Intercompany investments	605,259	(605,259)	—	—	—

Net cash provided (used) by investing activities of continuing operations	604,385	(608,548)	(4,283)	—	(8,446)
Net cash provided by investing activities of discontinued operations	—	13,526	—	—	13,526

Net cash provided (used) by investing activities	604,385	(595,022)	(4,283)	—	5,080
Cash flows from financing activities:
Reduction of debt	(148,163)	—	1,962	—	(146,201)
Proceeds from debt financing	285,000	—	—	—	285,000
Debt issuance costs	(152)	—	—	—	(152)
Treasury stock purchases	(690)	—	—	—	(690)
(Advances related to) proceeds from intercompany transactions	(237)	549,906	(2,545)	(547,124)	—

Net cash provided (used) by financing activities	135,758	549,906	(583)	(547,124)	137,957
Effect of exchange rate changes on cash and cash equivalents	—	—	5,255	—	5,255

Net increase in cash and cash equivalents	(8,204)	96	19,709	—	11,601
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$3,398	$1,569	$76,487	$—	$81,454

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We are a global branded consumer products company with positions in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting and home and garden controls.

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

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our manufacturing and product development facilities are located in the United States (“U.S.”), Europe, China and Latin America. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

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

We historically pursued a strategy of strategic acquisitions in furtherance of our goal of being a diversified global consumer products company competing in high-growth markets. In August 1999, we acquired ROV Limited’s battery business, which operations had an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, Venezuela, Argentina, and Chile. In October 2002, we further diversified geographically by acquiring the battery business of VARTA AG, which operations had an extensive network of distribution and production facilities in Europe. In September 2003, we acquired Remington Products Company, L.L.C. in order to expand our products portfolio and become a more diversified consumer products company that did not solely focus on the battery and lighting product markets. In 2005, we acquired United Industries Corporation (“United”) and Tetra Holding GmbH (“Tetra”) to further diversify our business and leverage our distribution strengths through expansion into the home and garden and pet product markets. These acquisitions were financed in substantial part with debt from a variety of sources.

In July 2006, in response to our substantial leverage and operating performance, we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to reduce our outstanding indebtedness as well as to sharpen our focus on strategic growth businesses and to maximize long-term shareholder value. We also continued to pursue initiatives to reduce manufacturing and operating costs. In connection with this undertaking, during the first quarter of our fiscal year ended September 30, 2007 we approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of U.S. and Canadian divisions. As a result, we designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations.

In November 2007, we sold the Canadian division of the Home and Garden Business. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the sale of the Canadian division of the Home and Garden Business.

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

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business for our fiscal year ending September 30, 2009 (“Fiscal 2009”). We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. As of March 29 2009, we have completed the shutdown of the growing products portion of the Home and Garden Business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

On December 15, 2008, we were advised that our common stock would be suspended from trading on the New York Stock Exchange (the “NYSE”) prior to the opening of the market on December 22, 2008. We were advised that the decision to suspend our common stock was reached in view of the fact that we had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, the minimum threshold for listing on the NYSE. Our common stock has been delisted from the NYSE effective January 23, 2009. Our common stock is currently quoted on the Pink Sheet Electronic Quotation Service. However there can be no assurances that a broker-dealer will make a market in our common stock.

Chapter 11 Proceedings

On February 3, 2009, we announced that we reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our outstanding senior subordinated notes (the “Significant Noteholders”), to pursue a refinancing that, if implemented as proposed, will significantly reduce our outstanding debt. The agreements contemplated that the refinancing would occur pursuant to a pre-arranged plan of reorganization that would be supported by each of the Significant Noteholders. On the same day, we and our wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the Western District of Texas (the “Bankruptcy Filing”). We have filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”), as discussed below, that details our proposed terms for the refinancing. The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-50456 (the “Bankruptcy Cases”).

We urge that caution be exercised with respect to existing and future investments in our securities in that there can be no assurance that the Proposed Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court. In addition, if approved by the Bankruptcy Court and implemented in accordance with its terms, the Proposed Plan will substantially change our capital structure, including, without limitation, by extinguishing our existing common stock without distribution to existing equityholders.

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

Each of the Significant Noteholders has agreed, pursuant to a restructuring support agreement (the “Restructuring Support Agreement”) and upon the terms and subject to the conditions of the agreement, to support the Proposed Plan and, upon receipt of a Bankruptcy Court approved disclosure statement and when properly solicited to do so, to vote all of their respective claims under the notes in favor of the Proposed Plan. The Restructuring Support Agreement is subject to termination upon the occurrence of certain events including, among others, our withdrawal of the Proposed Plan, our failure to secure Bankruptcy Court approval of debtor-in-possession financing in accordance with the terms of the Restructuring Support Agreement, our failure to obtain orders of the Bankruptcy Court approving the disclosure statement and confirming the Proposed Plan or the our failure to satisfy the conditions precedent to the effectiveness of the Proposed Plan as of specified dates.

On February 24, 2009, stockholder Mittleman Brothers LLC sent a letter to the U.S. Trustee requesting the appointment of an official committee of equity security holders for the Bankruptcy Cases (an “Equity Committee”). On February 27, 2009, a senior attorney on staff with the U.S. Securities and Exchange Commission (the “SEC”) sent a letter to the U.S. Trustee indicating that the SEC’s staff would recommend to the SEC that it support the appointment of an Equity Committee. On March 2, 2009, the Debtors sent a letter to the U.S. Trustee opposing the appointment of an Equity Committee. On March 6, 2009, the U.S. Trustee filed a Notice of Appointment of Committee of Equity Security Holders, appointing the Equity Committee consisting of Mittleman Brothers LLC (Equity Committee Chairperson), Ralston H. Coffin, Cookie Jar LLC, and Peter and Karen Locke, Living Trust. The Debtors asked the U.S. Trustee to publicly clarify that the appointment of an equity committee does not mean that the Debtors are solvent or that the shareholders will receive a distribution under a plan of reorganization. The U.S. Trustee, however, declined to do so. The Equity Committee opposes the Proposed Plan as currently filed, has indicated that it believes that shares of Company stock have substantial value, and is in the process of obtaining discovery regarding the valuation of the Debtors and events leading up to the filing of these cases. The Debtors disagree with the Equity Committee’s views on valuation.

In addition, the agent under the Senior Term Credit Facility on behalf of the senior term lenders (the “Senior Term Agent”) has alleged that the Proposed Plan does not leave the rights of the term lenders under the Senior Term Credit Facility unimpaired and does not reinstate the Senior Term Credit Facility claims without alteration. The Senior Term Agent alleges that the Proposed Plan creates incurable non-monetary events of default under the Senior Term Credit Agreement and related loan documents, which prevents reinstatement under Section 1124 of the Bankruptcy Code. The Debtors disagree with the arguments of the Senior Term Agent.

On April 15, 2009, the Bankruptcy Court approved the disclosure statement filed in connection with the Proposed Plan and has authorized the Company to begin soliciting approval for the Proposed Plan. Pursuant to a decision from the Bankruptcy Court in response to an objection by counsel for the Senior Term Agent, the Company is soliciting votes from its senior term lenders as well as its noteholders. It has not yet been determined whether the vote of its senior term lenders will be required for approval of the Proposed Plan. This determination will be made at the confirmation hearing at which the Bankruptcy Court will consider approval of the Proposed Plan. The confirmation hearing has been scheduled for June 15, 2009.

We intend to continue to operate our business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the

Bankruptcy Court. The general impact, if any, that the Bankruptcy Cases may have on our operations cannot be accurately predicted or quantified. If confirmation and consummation of a plan or reorganization do not occur expeditiously, the Bankruptcy Cases could adversely affect our relationships with our customers, employees and suppliers. For additional information about certain risks associated with our ongoing operations, please see “Risk Factors.” As such, and because our structure, including, without limitation, our number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and, or directors may be significantly different following the outcome of the Bankruptcy Cases than prior to the filing of the Bankruptcy Cases, the description of business operations, planned operations and properties described in this Quarterly Report on Form 10-Q may not accurately reflect our operations and business plans following a bankruptcy reorganization.

In addition, our operating performance will also continue to be influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three and six months ended March 29, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2009.

Defaults on Pre-Petition Indebtedness

The Bankruptcy Filing constituted an event of default under our senior secured term credit facility agreement. As a result of such default, the commitments under the related facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by us, including all amounts under outstanding letters of credit, became immediately due and payable. As further described under “Debtor-In-Possession Financing” below, our senior secured asset-based loan facility credit agreement has been amended as of the date of the filing of the Bankruptcy Cases to exclude the filing of the Bankruptcy Cases as an event of default. In addition, the filing constituted an event of default under the respective indentures governing our Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”), our 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and our 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”) (collectively, the “Senior Subordinated Notes”). As a result of such default, the principal amount plus accrued and unpaid interest on the respective related notes is due and payable. As of February 1, 2009, the aggregate principal amounts outstanding under the senior secured term loan facility is approximately $1,305 million, and the aggregate principal amounts outstanding under the 7 3/8 Notes, the Variable Rate Notes and the 8 1/2 Notes are approximately $700 million, $347 million and $3 million, respectively.

Also, on February 2, 2009, we did not make a $25.8 million interest payment due February 2, 2009 on our 7 3/8 Notes.

As a result of the bankruptcy filing, the ability of creditors to seek remedies to enforce their rights under all such agreements have been stayed and creditor rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Accounting for Reorganization

Subsequent to the Petition Date, our financial statements are prepared in accordance with the American Institute of Certified Public Accountants’ Statement of Position 90-7 (“SOP 90-7”), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 does not change the application of generally accepted accounting principles (“GAAP”) in the preparation of our financial statements. However, SOP 90-7 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with SOP 90-7 we have done the following:

•	On our Condensed Consolidated Balance Sheets (Unaudited), we have separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

•

On our Condensed Consolidated Statements of Operations (Unaudited), we have distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business;

•	On our Condensed Consolidated Statements of Cash Flows (Unaudited), we have separately disclosed Reorganization items, net;

•	Ceased accruing interest on the Variable Rate Notes, the 7 3/8% Notes and the 8 1/2% Notes; and

•

Presented Condensed Consolidating Financial Statements (Unaudited) of entities not in Chapter 11 Proceedings in Note 15, Condensed Consolidating Financial Statements (Unaudited), included in this Quarterly Report on Form 10-Q. These Condensed Consolidating Financial Statements (Unaudited) of our entities not in Chapter 11 Proceedings have been prepared on the same basis as our Condensed Consolidated Financial Statements (Unaudited).

Results of Operations

Fiscal Quarter and Fiscal Six Months Ended March 29, 2009 Compared to Fiscal Quarter and Fiscal Six Months Ended March 30, 2008

In this Quarterly Report on Form 10-Q we refer to the three months ended March 29, 2009 as the “Fiscal 2009 Quarter,” the six months ended March 29, 2009 as the “Fiscal 2009 Six Months,” the three months ended March 30, 2008 as the “Fiscal 2008 Quarter” and the six months ended March 30, 2008 as the “Fiscal 2008 Six Months.”

For the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, we have presented the Canadian division of the Home and Garden Business, which was sold on November 1, 2007, as discontinued operations. For the Fiscal 2009 Quarter, the Fiscal 2009 Six Months, the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, we have presented the growing products portion of the Home and Garden Business, which our board of directors committed to shutdown in November 2008 and the shutdown was completed as of March 29, 2009, as discontinued operations. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the sale of the Canadian division of the Home and Garden Business and the shutdown of the growing products portion of the Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2009 Quarter, the Fiscal 2008 Quarter, the Fiscal 2009 Six Months and the Fiscal 2008 Six Months reflect results only from our continuing operations.

Net Sales. Net sales for the Fiscal 2009 Quarter decreased to $503 million from $532 million in the Fiscal 2008 Quarter, a 5.5% decrease. The following table details the principal components of the change in net sales from the Fiscal 2008 Quarter to the Fisca1 2009 Quarter (in millions):

Net Sales
Fiscal 2008 Quarter Net Sales	$532
Increase in Global Batteries & Personal Care alkaline battery sales	15
Increase in Global Batteries & Personal Care Remington branded product sales	6
Decrease in Home and Garden control product sales	(2)
Decrease in Global Batteries & Personal Care specialty battery sales	(6)
Decrease in Global Batteries & Personal Care lighting product sales	(2)
Decrease in Pet product sales	(2)
Foreign currency impact, net	(38)

Fiscal 2009 Quarter Net Sales	$503

Net sales for the Fiscal 2009 Six Months decreased to $1,052 million from $1,120 million in the Fiscal 2008 Six Months, a 6.1% decrease. The following table details the principal components of the change in net sales from the Fiscal 2008 Six Months to the Fisca1 2009 Six Months (in millions):

Net Sales
Fiscal 2008 Six Months Net Sales	$1,120
Increase in Global Batteries & Personal Care alkaline battery sales	24
Increase in Global Batteries & Personal Care Remington branded product sales	15
Decrease in Home and Garden control product sales	(4)
Decrease in Global Batteries & Personal Care specialty battery sales	(18)
Decrease in Global Batteries & Personal Care lighting product sales	(3)
Decrease in Pet product sales	(10)
Foreign currency impact, net	(72)

Fiscal 2009 Six Months Net Sales	$1,052

Consolidated net sales by product line for the Fiscal 2009 Quarter, the Fiscal 2008 Quarter, the Fiscal 2009 Six Months and the Fiscal 2008 Six Months are as follows (in millions):

	Fiscal Quarter		Fiscal Six Months
	2009	2008	2009	2008
Product line net sales
Battery sales	$184	$195	$405	$437
Pet product sales	142	148	274	291
Home and Garden control product sales	74	76	100	104
Shaving and grooming product sales	39	41	117	124
Personal care product sales	46	50	114	116
Lighting product sales	18	22	42	48

Total net sales to external customers	$503	$532	$1,052	$1,120

Global consumer battery sales decreased $11 million in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter, primarily driven by unfavorable foreign exchange translation of $21 million coupled with decreased consumer battery sales in Latin America of $12 million. These declines were offset by increased consumer battery sales, mainly alkaline batteries, in North America of $22 million. The alkaline battery sales increase in North America is mainly attributable to higher volume at a major customer coupled with new distribution. The decreased consumer battery sales, mainly zinc carbon batteries, in Latin America continues to be due to a slow down in economic conditions and inventory de-stocking at retailers. Global consumer battery sales decreased $32 million in the Fiscal 2009 Six Months when compared to the Fiscal 2008 Six Months, primarily driven by unfavorable foreign exchange translation of $39 million coupled with decreased consumer battery sales in Latin America of $29 million. The decrease in Latin Americas is as a result of the same factors mentioned above for the Fiscal 2009 Quarter. Offsetting theses declines are increased consumer battery sales, mainly alkaline, in North America of $39 million, which are slightly tempered by decreased alkaline battery sales of $4 million in Europe due to the exit of our battery manufacturing facility in China. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our exit of the China manufacturing facility. The alkaline battery sales increase in North America is mainly due to higher volume at a major customer coupled with new distribution.

The Fiscal 2009 Quarter and the Fiscal 2009 Six Months pet product sales versus the comparable periods in the prior year decreased $6 million, or 4%, and $17 million, or 6%, respectively. The decrease of $6 million during the Fiscal 2009 Quarter is primarily attributable to decreased aquatics sales of $8 million coupled with unfavorable foreign exchange impacts of $4 million. These decreases were partially offset by increases of $6 million within specialty pet products. The declines in aquatics sales was primarily a result of a decreases in Europe of $5 million due to inventory de-stocking at retailers and poor weather delaying the sell-in for the outdoor pond season. We also experienced slight declines of aquatic sales in the Pacific Rim and the U.S. as a result of the slow down in economic conditions. The increase of $6 million in specialty pet products is a result of our expanded Dingo brand sales and price increases within the Dingo brand. Specialty pet product sales were up $5 million in the U.S. and were slightly up in both the Pacific Rim and Europe. The decrease of $17 million during the Fiscal 2009 Six Months is primarily due to declines within aquatics sales of $19 million and unfavorable foreign exchange of $6 million, partially offset by increased sales within specialty pet products of $8 million. The decrease in aquatics sales of $19 million during the Fiscal Six Months was attributable to declines in the U.S., Europe and Pacific Rim of $10 million, $7 million and $2 million, respectively. The declines in Europe were due to inventory de-stocking at retailers whereas the declines in the Pacific Rim and U.S. were as a result of the slow down in economic conditions. The increased specialty pet product sales of $8 million during the Fiscal 2009 Six Months were also a result of the same factors mentioned above for the Fiscal 2009 Quarter.

The Fiscal 2009 Quarter and the Fiscal 2009 Six Months sales of home and garden control products versus the comparable periods in the prior year decreased $2 million and $4 million, respectively. The decreased home and garden control product sales for both the Fiscal 2009 Quarter and the Fiscal 2009 Six Months were due to our strategic decision to exit low margin products and timing of deliveries as a result of price negotiations with major customers.

Electric shaving and grooming sales in the Fiscal 2009 Quarter and the Fiscal 2009 Six Months, compared to the same periods last year, decreased $1 million, or 2%, and $7 million, or 6%, respectively, primarily due to unfavorable foreign exchange translation of $5 million and $11 million, respectively. Excluding the unfavorable foreign exchange translation, electronic shaving and grooming sales increased $4 million for both the Fiscal 2009 Quarter and Fiscal 2009 Six Months compared to the same periods last year. Contributing to the increase in electric shaving and grooming products, excluding unfavorable foreign exchange translation, for the Fiscal 2009 Quarter and Fiscal 2009 Six Month were increases within North America and Europe driven by new product launches, pricing and promotions.

Net sales of electronic personal care products for the Fiscal 2009 Quarter and the Fiscal 2009 Six Months decreased $4 million, or 8%, and $3 million, or 3%, respectively, when compared to the same periods last year. The decrease of $4 million in the Fiscal 2009 Quarter was attributable to unfavorable foreign exchange translation of $6 million coupled with a decline in sales of $3 million in North America, due to a slow down in economic conditions. These factors were offset by increases in market share within Europe and Latin America of $5 million and $1 million, respectively. The decrease of $3 million during the Fiscal 2009 Six Months was attributable to unfavorable foreign exchange impacts of $14 million offset by increases within Europe of $10 million. The increased sales within Europe were a result of new product launches associated with the Spin Curl hair dryer. Sales of electronic personal care products were up slightly in both North America and Latin America during the Fiscal 2009 Six Months.

Sales of portable lighting products in the Fiscal 2009 Quarter and the Fiscal 2009 Six Months decreased $4 million, or 18%, and $6 million, or 13%, respectively, when compared to the same periods last year. The $4 million decrease in the Fiscal 2009 Quarter is primarily related to unfavorable foreign exchange translation coupled with slight declines within all regions, due to a slow down in economic conditions. The $6 million decrease in the Fiscal 2009 Six Months was related to unfavorable foreign exchange translation of $3 million coupled with decreases of $3 million, which were a result of the same factors mentioned above for the Fiscal 2009 Quarter.

Gross Profit. Gross profit for the Fiscal 2009 Quarter was $185 million versus $205 million for the Fiscal 2008 Quarter. Our gross profit margin for the Fiscal 2009 Quarter decreased to 36.7% from 38.6% in the Fiscal 2008 Quarter. Gross profit for the Fiscal 2009 Six Months was $375 million versus $422 million for the Fiscal

2008 Six Months. Our gross profit margin for the Fiscal 2009 Six Months decreased to 35.6% from 37.7% in the Fiscal 2008 Six Months. Cost of goods sold during the Fiscal 2009 Quarter and Fiscal 2009 Six Months included Restructuring and related charges of approximately $3 million and $13 million, respectively, whereas the Fiscal 2008 Quarter and the Fiscal 2008 Six Months included de minimis restructuring and related charges. The Restructuring and related charges incurred in the Fiscal 2009 Quarter and the Fiscal 2009 Six Months were associated with our exit of our battery manufacturing facility in Ningbo Baowang China, various cost cutting initiatives in connection with our Global Pet Supplies business and European operations within our Global Batteries and Personal Care business and our global realignment announced in January 2007. The Restructuring and related charges incurred in the Fiscal 2008 Quarter and the Fiscal 2008 Six Months were primarily related to our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for the Fiscal 2009 Quarter totaled $152 million versus $199 million for the Fiscal 2008 Quarter, representing a decrease of $47 million. The decrease in operating expense during the Fiscal 2009 Quarter is primarily attributable to decreased Selling expense of $25 million, decreased General and administrative costs of $17 million and the non-recurrence of an impairment charge of $12 million, related to certain intangible assets, recorded in the Fiscal 2008 Quarter. See Note 3, Significant Accounting Policies—Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the non-cash pretax impairment charge. The decrease in Selling expense is related to favorable foreign exchange impacts of $9 million coupled with a global reduction of marketing and advertising expense and headcount. The decrease in General and administrative costs of $17 million is related to favorable foreign exchange impacts of $2 million and the non-recurrence of a charge of $13 million associated with the depreciation and amortization expense related to the assets of the Home and Garden Business incurred as a result of our reclassification of the Home and Garden Business from discontinued operations to continuing operations. See “Introduction” above and “Segment Results – Home and Garden” below, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of the Home and Garden Business. These favorable items were partially offset by Restructuring and related charges of $13 million in the Fiscal 2009 Quarter verses $5 million in the Fiscal 2008 Quarter. The Restructuring and related charges incurred in the Fiscal 2009 Quarter are primarily related to consulting, legal and accounting fees related to the evaluation of our capital structure coupled with various cost cutting initiatives in connection our Global Pet Supplies business and European operations within our Global Batteries and Personal Care business, and our global realignment announced in January 2007. The Restructuring and related charges incurred in the Fiscal 2008 Quarter were primarily related to our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating expenses for the Fiscal 2009 Six Months totaled $316 million versus $376 million for the Fiscal 2008 Six Months, representing a decrease of $67 million. The decrease in operating expense during the Fiscal 2009 Six Months is primarily attributable to decreased Selling expense of $42 million, decreased General and administrative costs of $20 million and the non-recurrence of the impairment charge of $12 million recorded in the Fiscal 2008 Six Months. See Note 3, Significant Accounting Policies—Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the non-cash pretax impairment charge. The decrease in Selling expense of $42 million is related to favorable foreign exchange impacts of $15 million coupled with a global reduction of marketing and advertising expense and headcount. The decrease in General and administrative costs of $20 million is related to favorable foreign exchange impacts of $5 million and the non-recurrence of a charge of $13 million recorded during the Fiscal 2008 Six Months related to the catch-up of depreciation and amortization associated with the Home and Garden Business as discussed above. These favorable items were partially offset by Restructuring and related charges of $24 million in the Fiscal 2009 Six Months verses $10 million in the Fiscal 2008 Six Months.

The Restructuring and related charges incurred in the Fiscal 2009 Six Months are primarily related to consulting, legal and accounting fees related to the evaluation of our capital structure coupled with various cost cutting initiatives in connection our Global Pet Supplies business and European operations within our Global Batteries and Personal Care business, and our global realignment announced in January 2007. The Restructuring and related charges incurred during the Fiscal 2008 Six Months were primarily related to our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment Results. As discussed above, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) the Home and Garden Business.

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for this business during Fiscal 2009. On November 1, 2007, we completed the sale of the Canadian division of the Home and Garden Business. We do not present results of our growing products portion of the Home and Garden Business and our Canadian division of the Home and Garden Business in “Segment Results” because we have designated such businesses as discontinued operations. For additional information about the results of operations of the growing products portion of the Home and Garden Business and the sale of the Canadian division of the Home and Garden Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges, income tax expense and reorganization items. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a stand alone basis have been included in the determination of operating segment profits. Accordingly, corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 11, Segment Results, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Six Months
	2009	2008	2009	2008
	(in millions)
Net sales to external customers	$287	$308	$676	$725
Segment profit	$34	$25	$87	$72
Segment profit as a % of net sales	11.8%	8.1%	12.9%	9.9%
Assets as of March 29, 2009 and September 30, 2008	$1,025	$1,183	$1,025	$1,183

Segment net sales to external customers in the Fiscal 2009 Quarter decreased $21 million to $287 million from $308 million during the Fiscal 2008 Quarter, a 7% decrease. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2009 Quarter by approximately $34 million. Global battery sales decreased $11 million, or 6%, in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter primarily due to a decrease of $17 million, or 18%, in sales of specialty batteries, which include zinc carbon batteries, primarily in Latin America and Europe. These declines were offset by an increase in alkaline battery sales of $6 million, or 6%. Alkaline battery sales increased $21 million in North America which was partially offset by decreases in Latin America of $3 million and Europe of $2 million, as well as unfavorable foreign exchange translation of $9 million. The alkaline battery sales increase in North America is attributable to increased volume at a major customer coupled with new distribution, while the shortfall in Latin America and Europe was due to a slow down in consumer spending due to economic conditions coupled with inventory de-stocking at certain retailers. The decrease in sales of specialty batteries is primarily attributable to unfavorable foreign exchange impacts of $12 million coupled with a decline in Latin America due to a slow down consumer spending due to macro economic conditions in that region of the world and inventory de-stocking at retailers, partially offset by slight increases in both North America and Europe. Electric shaving and grooming sales in the Fiscal 2009 Quarter decreased $1 million, or 2%, primarily due to unfavorable foreign exchange translation of $5 million. Excluding the unfavorable foreign exchange impacts, electronic shaving and grooming sales increased $4 million during the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter driven by sales increases within North America and Europe as the result of new product launches, pricing and promotions. Net sales of electronic personal care products for the Fiscal 2009 Quarter decreased $4 million, or 8%, versus the Fiscal 2008 Quarter. This decrease was primarily attributable to unfavorable foreign exchange impacts of $6 million and sales declines of $3 million in North America, due to a slow down in consumer spending driven by economic conditions. These factors were partially offset by increases within Europe of $5 million due to increased market share within women’s hair care coupled with new product launches associated with the Spin Curl hair dryer. Latin America also experienced slight gains within electronic personal care product sales due to increased market share within women’s hair care. Sales of portable lighting products in the Fiscal 2009 Quarter decreased $4 million, or 18%, when compared to the Fiscal 2008 Quarter. This decrease was primarily related to unfavorable foreign exchange impacts of $2 million coupled with slight declines within North America, Europe and Latin America, due to a slow down in consumer spending driven by economic conditions.

Segment net sales to external customers in the Fiscal 2009 Six Months decreased $49 million to $676 million from $725 million during the Fiscal 2008 Six Months, a 7% decrease. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2009 Six Months by approximately $67 million. Global battery sales decreased $33 million, or 7%, in the Fiscal 2009 Six Months when compared to the Fiscal 2008 Six Months which was driven by a decrease in specialty battery sales of $39 million, or 19%, as a result of unfavorable foreign exchange of $21 million and decreases within Latin America of $21 million, primarily due to the reasons previously mentioned above. Alkaline battery sales increased $6 million, or 2%, during the Fiscal 2009 Six Months compared to the Fiscal 2008 Six Months. Alkaline battery sales increased $36 million in North America, which was tempered by unfavorable foreign exchange of $18 million and declines in Latin America and Europe of $7 million and $5 million, respectively. The increase in North America and declines in Latin America and Europe were a result of the same factors mentioned above for the Fiscal 2009 Quarter. Electric shaving and grooming sales in the Fiscal 2009 Six Months compared to the Fiscal 2008 Six Months decreased $8 million, or 6%, respectively, primarily due to unfavorable foreign exchange impacts of $11 million. Excluding unfavorable foreign exchange impacts, electronic shaving and grooming sales increased $3 million for the Fiscal 2009 Six Months compared to the Fiscal 2008 Six Months driven by increases within North America and Europe. The increases within North America and Europe were a result of new product launches, pricing and promotions. Net sales of electronic personal care products for the Fiscal 2009 Six Months declined $3 million, or 3%, when compared to the Fiscal 2008 Six Months. The decrease of $3 million during the Fiscal 2009 Six Months was attributable to unfavorable foreign exchange impacts of $14 million offset by increases within Europe. The increased sales within Europe were due to increased market share within women’s hair care coupled with new product launches, mainly the Spin Curl hair dryer. Sales of electronic personal care products were up slightly in both North America and Latin America during the Fiscal 2009 Six Months. Sales of portable lighting products in the Fiscal 2009 Six Months decreased $6 million, or 13%, when compared to the Fiscal 2008 Six Months. The $6 million decrease in the Fiscal 2009 Six Months is primarily related to unfavorable foreign exchange impacts coupled with slight declines within all regions, due to a slow down in consumer spending due to macro economic conditions.

Segment profitability in the Fiscal 2009 Quarter increased to $34 million from $25 million in the Fiscal 2008 Quarter. Segment profitability as a percentage of net sales increased to 11.8% in the Fiscal 2009 Quarter as compared with 8.1% in the Fiscal 2008 Quarter. The increase in segment profitability in the Fiscal 2009 Quarter is tempered by unfavorable foreign currency translation of $9 million. Offsetting the unfavorable foreign currency translation is higher segment profit associated with volume increases coupled with lower marketing and advertising expense and cost savings from our global cost reduction initiatives. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. Segment profitability in the Fiscal 2009 Six Months increased to $87 million from $72 million in the Fiscal 2008 Six Months. Segment profitability as a percentage of net sales increased to 12.9% in the Fiscal 2009 Six Months as compared with 9.9% in the comparable period last year. This increase in segment profitability was primarily due to the items discussed above. This increase to our segment profitability during the Fiscal 2009 Six Months was tempered by unfavorable foreign currency translation of $19 million.

Segment assets at March 29, 2009, decreased slightly to $1,025 million from $1,183 million at September 30, 2008. The decrease is primarily due to the impacts of foreign currency translation. Goodwill and intangible assets at March 29, 2009, totaled approximately $407 million and primarily relate to the ROV Ltd., VARTA AG, and Remington Products Company, L.L.C. acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007, the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At March 29, 2009 and September 30, 2008, these amounts totaled approximately $4 million and $14 million, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Pet Supplies

	Fiscal Quarter		Fiscal Six Months
	2009	2008	2009	2008
	(in millions)
Net sales to external customers	$142	$148	$274	$291
Segment profit	$15	$15	$27	$32
Segment profit as a % of net sales	10.6%	10.1%	9.9%	11.0%
Assets as of March 29, 2009 and September 30, 2008	$678	$700	$678	$700

Segment net sales to external customers in the Fiscal 2009 Quarter and the Fiscal 2009 Six Months versus the comparable periods in the prior year decreased $6 million, or 4%, and $17 million, or 6%, respectively. The decrease of $6 million during the Fiscal 2009 Quarter is primarily attributable to decreased aquatics sales of $8 million coupled with unfavorable foreign exchange impacts of $4 million. These decreases were partially offset by increases of $6 million within specialty pet products. The declines in aquatics sales was primarily a result of a decreases in Europe of $5 million due to inventory de-stocking at retailers and poor weather delaying the sell-in for the outdoor pond season. We also experienced slight declines of aquatic sales in the Pacific Rim and the U.S. as a result of the slow down in consumer spending due to economic conditions. The increase of $6 million in specialty pet products is a result of our expanded Dingo brand sales and price increases within the Dingo brand. Specialty pet product sales were up $5 million in the U.S. and were slightly up in both the Pacific Rim and Europe.

The decrease of $17 million during the Fiscal 2009 Six Months is primarily due to declines within aquatics sales of $19 million and unfavorable foreign exchange of $6 million, partially offset by increased sales within specialty pet products of $8 million. The decrease in aquatics sales of $19 million during the Fiscal Six Months was attributable to declines in the U.S., Europe and Pacific Rim of $10 million, $7 million and $2 million, respectively. The declines in Europe were due to inventory de-stocking at retailers whereas the declines in the Pacific Rim and U.S. were as a result of the slow down in economic conditions. The increased specialty pet product sales of $8 million during the Fiscal 2009 Six Months were a result of the same factors mentioned above for the Fiscal 2009 Quarter.

Segment profitability in the Fiscal 2009 Quarter remained constant at $15 million compared to the Fiscal 2008 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter increased slightly to 10.6% from 10.1% in the same period last year. Segment profitability in the Fiscal 2009 Six Months decreased to $27 million, or 9.9% of sales, from $32 million, or 11.0% of sales, in the Fiscal 2008 Six Months. This decrease in segment profitability during the Fiscal 2009 Six Months was primarily due to decreased sales, as previously mentioned above, coupled with cost increases, which negatively impacted margins, as price increases lagged behind cost increases. Offsetting the decreased margin is lower operating expenses, driven by decreased marketing and advertising expense.

Segment assets as of March 29, 2009, decreased to $678 million from $700 million at September 30, 2008. The decrease is primarily due to the impacts of foreign currency translation. Goodwill and intangible assets as of March 29, 2009, totaled approximately $429 million and primarily relate to the acquisitions of Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) and the United Pet Group division of United Industries Corporation (“United”).

Home and Garden

	Fiscal Quarter		Fiscal Six Months
	2009	2008	2009	2008
	(in millions)
Net sales to external customers	$74	$76	$100	$104
Segment profit (loss)	$9	$(6)	$(2)	$(17)
Segment profit (loss) as a % of net sales	12.2%	(7.9)%	(2.0)%	(16.5)%
Assets as of March 29, 2009 and September 30, 2008	$286	$290	$286	$290

Segment net sales to external customers in the Fiscal 2009 Quarter decreased to $74 million from $76 million in the Fiscal 2008 Quarter, representing a decrease of $2 million, or 3%. The decreased home and garden control product sales during the Fiscal 2009 Quarter was due to strategic decision to exit low margin products and timing of deliveries as a result of price negotiations with major customers.

Segment net sales in the Fiscal 2009 Six Months decreased to $100 million from $104 million in the Fiscal 2008 Six Months, representing a decrease of $4 million, or 3%. The decreased home and garden control product sales for the Fiscal 2009 Six Months was also a result of the same factors mentioned above for the Fiscal 2009 Quarter.

Segment profitability in the Fiscal 2009 Quarter increased to $9 million from $(6) million in the Fiscal 2008 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter increased to 12.2% from (7.9)% in the same period last year. This increase in segment profitability was primarily a result of the non-recurrence of a charge for depreciation and amortization expense of $14 million recorded during the Fiscal 2008 Quarter that was related to prior period depreciation and amortization. From October 1, 2006 through December 30, 2007, the U.S. division of the Home and Garden Business was designated as discontinued operations. In accordance with generally accepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. See “Introduction” above, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for addition information regarding the reclassification of the U.S. division of the Home and Garden Business. Also contributing to segment profitability during the Fiscal 2009 Quarter were reductions in selling, general and administrative expenses. In the Fiscal 2009 Six Months our Home and Garden Business generated a loss of $2 million versus generating a loss of $17 million in the Fiscal 2008 Six Months. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter increased to (2.0)% from (16.5)% in the same period last year. The increased segment profitability for the Fiscal 2009 Six Months was also a result of the same factors previously mentioned above for the Fiscal 2009 Quarter.

Segment assets as of March 29, 2009, slightly decreased to $286 million from $290 million at September 30, 2008. Intangible assets as of March 29, 2009, totaled approximately $100 million and primarily relate to the acquisition of United.

Corporate Expense. Our corporate expenses in the Fiscal 2009 Quarter decreased slightly to $8 million from $9 million in the Fiscal 2008 Quarter. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2009 Quarter decreased to 1.5% from 1.7% in the Fiscal 2008 Quarter. For the Fiscal 2009 Six Months corporate expenses decreased to $16 million from $18 million in the same period last year. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2009 Six Months decreased to 1.5% from 1.6% in the Fiscal 2008 Six Months.

Restructuring and Related Charges. See Note 12, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2009 Quarter, Fiscal 2008 Quarter, Fiscal 2009 Six Months and Fiscal 2008 Six Months, respectively (in millions):

	Fiscal Quarter		Fiscal Six Months
	2009	2008	2009	2008
Costs included in cost of goods sold:
United & Tetra integration:
Other associated costs	—	0.1	—	0.1
European Initiatives:
Other associated costs	—	0.1	—	0.2
Latin American Initiatives:
Termination benefits	0.1	—	0.2	—
Global Realignment Initiatives:
Termination benefits	0.2	—	0.3	—
Ningbo Exit Plan:
Termination benefits	0.1	—	0.8	—
Other associated costs	1.8	—	11.0	—
Global Cost Reduction Initiatives:
Termination benefits	0.2	—	0.2	—
Other associated costs	0.3	—	0.3	—

Total included in cost of goods sold	2.7	0.2	12.8	0.3
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	—	0.5	2.4	0.8
Other associated costs	—	0.2	1.2	0.3
European Initiatives:
Termination benefits	—	—	—	—
Other associated costs	—	(0.1)	—	—
Latin American Initiatives:
Termination benefits	—	—	—	—
Other associated costs	—	—	—	—
Global Realignment Initiatives:
Termination benefits	3.6	3.6	7.9	6.5
Other associated costs	0.3	1.0	1.8	2.5
Ningbo Exit Plan:
Other associated costs	—	—	1.5	—
Global Cost Reduction Initiatives:
Termination benefits	2.0	—	2.0	—
Other associated costs	7.6	—	7.6	—

Total included in operating expenses	13.5	5.2	24.4	10.1

Total restructuring and related charges	$16.2	$5.4	$37.2	$10.4

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

Effective October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded approximately $1 million of pretax restructuring and related charges in the Fiscal 2009 Six Months and de minimis charges during both the Fiscal 2008 Quarter and Fiscal 2008 Six Months, in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $32 million since the inception of this initiative.

Integration activities within Global Pet Supplies were substantially complete as of December 28, 2008. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $2 million of pretax restructuring and related charges during the Fiscal 2009 Quarter and Fiscal 2009 Six Months and recorded $1 million of charges during the Fiscal 2008 Quarter and Fiscal 2008 Six Months, in connection with our integration activities within Global Pet Supplies. We have recorded pretax restructuring and related charges of approximately $37 million since the inception of the integration activities within Global Pet Supplies.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring Europe’s sales, marketing and support functions. We recorded no pretax restructuring and related charges during both the Fiscal 2009 Quarter and Fiscal 2009 Six Months, and recorded de minimis charges during the Fiscal 2008 Quarter and Fiscal 2008 Six Months, in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during the Fiscal 2009 Quarter, the Fiscal 2009 Six Months, the Fiscal 2008 Quarter and the Fiscal 2008 Six Months, in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $4 million and $11 million of pretax restructuring and related charges during the Fiscal 2009 Quarter and the Fiscal 2009 Six Months, respectively, and recorded charges of $5 million and $9 million during the Fiscal 2008 Quarter and Fiscal 2008 Six Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2009, relate primarily to severance and are projected at approximately $97 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives include the exit of our battery manufacturing facility in Ningbo Baowang China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded approximately $2 million and $12 million of pretax restructuring and related charges during the Fiscal 2009 Quarter and Fiscal 2009 Six Months, respectively, in connection with the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $30 million.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within the Global Batteries & Personal Care segment and the Global Pet Supplies segment and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $10 million of pretax restructuring and related charges during both the Fiscal 2009 Quarter and Fiscal 2009 Six Months, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $11 million.

Interest Expense. Interest expense in the Fiscal 2009 Quarter decreased to $47 million from $58 million in the Fiscal 2008 Quarter. The decrease is primarily due to our discontinuation of the accrual of interest on our Senior Subordinated Notes as of February 3, 2009. In accordance with SOP 90-7 we ceased accruing interest on our Senior Subordinated Notes as it is probable the repayment of this debt and interest will be an allowed claim by the bankruptcy court. Interest expense in the Fiscal 2009 Six Months decreased to $100 million from $115 million in the Fiscal 2008 Six Months. The decrease during the Fiscal 2009 Six Months is also due to ceasing the accrual of interest on our Senior Subordinated Notes as mentioned above. Contractual interest not accrued on the Senior Subordinated Notes was $15 million for the Fiscal 2009 Quarter and the Fiscal 2009 Six Months. See Liquidity and Capital Resources – Debt Financing Activities and Note 8, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization Items. During the Fiscal 2009 Quarter and the Fiscal 2009 Six Months we incurred approximately $21 million of expense in Reorganization items, net. These items included legal and professional fees of $10.3 million, the write off deferred financing costs of $10.7 million related to the Senior Subordinated Notes and a provision for rejected leases of $0.4 million.

Income Taxes. Our effective tax rate on income from continuing operations is approximately (24%) and (36)% for the Fiscal 2009 Quarter and Fiscal 2009 Six Months. Our effective tax rate on income from continuing operations was approximately (130)% and (121)% for the Fiscal 2008 Quarter and Fiscal 2008 Six Months. While in bankruptcy, we continue to assess our ability to utilize our U.S. federal and state net operating losses against income and gains generated in the future, subject to limitations under applicable law, including Internal Revenue Code Section 382. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we, as discussed more fully below, continue to have a full valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles.

As of March 29, 2009, we are estimating that at September 30, 2009 we will have U.S. federal and state net operating loss carryforwards of approximately $1,168 million and $2,045 million, respectively, which will expire through years ending in 2029, and we will have foreign net operating loss carryforwards of approximately $109 million, which will expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2008 we had U.S. federal and state net operating loss carryforwards of approximately $1,009 million and $1,832 million, respectively, which, at that time, were scheduled to expire between 2009 and 2028. As of September 30, 2008 we had foreign net operating loss carryforwards of approximately $142 million, which at the time was set to expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with Internal Revenue Code Section 382 and corresponding provisions under applicable law.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against our net deferred tax assets in the U.S. and China. During the Fiscal 2009 Quarter we increased our valuation allowance against net deferred tax assets by approximately $23 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $571 million and $496 million at March 29, 2009 and September 30, 2008, respectively. Of this amount, approximately $546 million and $468 million relates to U.S. net deferred tax assets at March 29, 2009 and September 30, 2008, respectively and approximately $25 million and $28 million relates to foreign net deferred tax assets at March 29, 2009 and September 30, 2008, respectively.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of March 29, 2009 and September 30, 2008, we had approximately $8 and $7 million of unrecognized tax benefits, respectively, of which approximately $6 million and $5 million, respectively, would affect our effective tax rate if recognized and approximately $2 million for both March 29, 2009 and September 30, 2008, of which would result in a reduction in goodwill if recognized. The change from September 30, 2008 to March 29, 2009 is primarily a result of the accrual of additional interest and penalties.

Discontinued Operations. In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business during our Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from its portfolio. The shutdown of the growing products portion of the Home and Garden Business has been completed.

On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled $15 million and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in the Condensed Consolidated Statements of Cash Flows (Unaudited) included in this Quarterly Report on Form 10-Q. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased the proceeds we received. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of $1 million, net of tax benefit.

The following amounts related to the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the Fiscal 2009 Quarter, the Fiscal 2008 Quarter, the Fiscal 2009 Six Months and the Fiscal 2008 Six Months, respectively (in millions):

	Three Months		Six Months
	2009	2008	2009	2008(A)
Net sales	$15.6	$114.7	$31.3	$136.7

(Loss) income from discontinued operations before income taxes	$(18.2)	$5.4	$(85.9)	$(4.5)
Provision for income tax (benefit) expense	(2.4)	0.5	(4.0)	(0.9)

(Loss) income from discontinued operations, net of tax	$(15.8)	$4.9	$(81.9)	$(3.6)

(A)	Included in the loss for the Fiscal 2008 Six Months, is a loss on disposal of approximately $1 million, net of tax benefit.

Liquidity and Capital Resources

Operating Activities

During the Fiscal 2009 Six Months cash used by operating activities totaled $139 million as compared to a use of $137 million in the Fiscal 2008 Six Months. The $2 million increase in cash used represented a $22 million increase in cash used by operating activities of continued operations and a decrease of $20 million of cash used by operating activities from discontinuing operations. The increase in cash used by operating activities from continuing operations was the result of a $35 million change in operating assets and liabilities of continuing operations. The change in assets and liabilities was driven by unfavorable foreign exchange translation coupled with incentive compensation payments of approximately $30 million which were earned in our fiscal year ended September 30, 2008 and paid in the Fiscal 2009 Six Months versus approximately $25 million of incentive compensation payments earned during the fiscal year ended September 30, 2007 and paid in the Fiscal 2008 Six Months. Offsetting the changes in operating assets and liabilities was a $13 million increase in income from continuing operations after adjusting for non-cash items. The $20 million decrease in cash used by operating activities from discontinued operations was due to the decrease of working capital needs of the growing products portion of the Home and Garden Business as a result of the announced shutdown, partially offset by the additional costs related to the shutdown of the growing products portion of the Home and Garden Business. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

As a result of the Bankruptcy Filing and the circumstances leading to the Bankruptcy Filing, described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing. During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash flows from operations and borrowings under the DIP Facility (as defined in “Debtor-in-Possession Financing” below). In addition, the restricted covenants under the DIP Facility restrict us from obtaining additional capital. Moreover, while we believe that we will be able to secure exit financing available to us upon consummation of the Proposed Plan, there can be no assurances in that regard or with respect to the terms necessary to secure such financing.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation of the Bankruptcy Filing and handling of the Bankruptcy Cases. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Bankruptcy Cases. Pursuant to the terms of the Support Agreement, we are obligated to pay the fees and costs of specified legal and financial advisors to each of the Significant Noteholders at the end of the Bankruptcy Cases. Under the Final DIP Order, the fees and costs of the professionals retained by the agent under the DIP Facility and the Supplemental Loan participants are payable during the Bankruptcy

Cases. The Equity Committee is seeking to retain professionals and to have the fees and expenses of those professionals paid by the Company. In addition, as described elsewhere in this report, pursuant to a Bankruptcy Court order, we are required to make certain adequate protection payments with respect to the Senior Term Credit Facility, including, without limitation, the payment of reasonable fees and expenses of the legal and financial advisors to the agent under the Senior Term Credit Facility. We have also been spending and expect to continue to spend, substantial resources responding to requests for information from both the Senior Term Agent and the Equity Committee in connection with litigation over the Proposed Plan.

We cannot assure you that the amounts of cash available from operations, together with any borrowings under the DIP Facility, will be sufficient to fund our operations, including operations during the period until such time, if any, and to make the required payments associated with the Bankruptcy Cases, until our Proposed Plan receives the requisite acceptance of our creditors and is confirmed by the Bankruptcy Court. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until after our Proposed Plan or another plan of reorganization has been confirmed, if at all, by the Bankruptcy Court. If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake other significant restructuring measures; which could include reducing the size of our workforce or pursuing other alternatives to restructure or refinance our indebtedness, all of which could substantially affect our business, financial condition and results of operations.

For further discussion of liquidity risks and risks associated with the Bankruptcy Cases, please see “Item 1A. Risk Factors.”

On April 26, 2009, we had approximately $51 million in cash and cash equivalents on hand.

Our ability to continue as a going concern is dependent upon, among other things, (i) our ability to obtain timely confirmation of our Proposed Plan under the Bankruptcy Code; (ii) the cost, duration and outcome of the reorganization process; (iii) our ability to achieve profitability as a Company; (iv) our ability to maintain adequate cash on hand; (v) our ability to generate cash from operations; (vi) the ability of the DIP Facility (including, without limitation, the ability of lenders to fund their respective commitments under the DIP Facility) to adequately cover our short-term liquidity requirements; and (vii) our ability to comply with the terms and conditions of our DIP Credit Agreement (as defined in “Debtor-in-Possession Financing” below) and any cash collateral order or DIP financing order entered by the Bankruptcy Court in connection with the Bankruptcy Cases.

Investing Activities

Net cash used by investing activities was $4 million for the Fiscal 2009 Six Months. For the Fiscal 2008 Six Months investing activities provided cash of $5 million. The $9 million decrease was primarily due to the proceeds received in connection with the November 2007 sale of the Canadian division of the Home and Garden Business of approximately $15 million, which was partially offset by a reduction of capital expenditures related to continuing operations. During the Fiscal 2009 Six Months continuing operations capital expenditures totaled $3 million versus $9 million in the Fiscal 2008 Six Months. Capital expenditures for Fiscal 2009 are expected to be approximately $17 million.

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

During the Fiscal 2009 Quarter, we made $3 million of scheduled prepayments of term loan indebtedness under the Senior Credit Agreement. Pursuant to an order from the Bankruptcy Court entered on April 22, 2009, we are required to make certain adequate protection payments with respect to the Senior Term Credit Facility. These payments include fees, costs and expenses incurred by the agent under the Senior Term Credit Facility and its professionals. We are also required, until August 28, 2009, to make cash payments of interest at the non-default rate as and when due pursuant to the terms of the Senior Credit Agreement, subject to certain specified conditions, including, among others, sufficient availability as reflected in our revised budget prepared in connection with our DIP Facility.

At March 29, 2009, the aggregate amount outstanding under our Senior Credit Facilities totaled a U.S. Dollar equivalent of approximately $1,510 million, including principal amounts of approximately $974 million under the U.S. Dollar Term B Loan, approximately €255 million under the Euro Facility (USD approximately $345 million at March 29, 2009), approximately $142 million under the Revolving DIP Credit Facility, including approximately $6 million in letters of credit, approximately $20 million of un-reimbursed letters of credit, and letters of credit outstanding under the L/C Facility totaling approximately $29 million at March 29, 2009.

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

The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. As discussed above, the Bankruptcy Filing constituted an event of default under the Senior Term Credit Facility and the indebtedness under the facility has been accelerated;

however, the claims in respect of the Senior Credit Agreement are not impaired under the Proposed Plan and the indebtedness under the Senior Term Credit Facility continues to be classified as Long-term debt, net of current maturities, in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

The Proposed Plan provides for the reinstatement of the Senior Term Credit Facility claims under Section 1124 of the Bankruptcy Code.

The ABL Credit Agreement and the related guarantee and collateral agreement have been amended in connection with the Bankruptcy Cases to provide new debtor-in-possession financing. A description of the terms of the ABL Credit Agreement as so amended is set forth in “Debtor-In-Possession Financing” below.

Debtor-In-Possession Financing

On March 5, 2009, we received interim approval from the Bankruptcy Court (the “Final DIP Financing Order”) to access new financing pursuant to a $235 million senior secured debtor-in-possession revolving credit facility (the “DIP Facility”). The DIP Facility is being provided pursuant to a Ratification and Amendment Agreement with Wachovia Bank, National Association, as administrative and collateral agent (the “Agent”) and certain of the existing lenders under the ABL Facility with a participating interest from the Significant Noteholders. The agreement amends the ABL Credit Agreement and the related guarantee and collateral agreement (the ABL Credit Agreement as so amended, the “DIP Credit Agreement”). The DIP Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based revolving loan, in an amount up to $45 million.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the DIP Facility. The proceeds of borrowings under the DIP Facility are to be used for costs, expenses and fees in connection with the DIP Facility, for our and our subsidiaries’ working capital needs, restructuring costs, and other general corporate purposes, in each case consistent with a budget. Proceeds from the Supplemental Loan shall be used by us consistent with the budget, including, without limitation, to repay a portion of the revolving loans outstanding as of the filing of the Bankruptcy Cases.

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

The DIP Facility will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the Final DIP Financing Order if the permanent financing order has not been entered prior to the expiration of such 45 day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court or (d) the termination of the commitment with respect to the DIP Facility. The Final DIP Order constitutes the permanent financing order and, therefore, we have satisfied the 45 day requirement. We have classified the DIP Facility as current based on the requirement of Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

As a result of borrowings and payments under the DIP Facility during the quarter ended March 29, 2009, we had aggregate borrowing availability of approximately $48 million, net of lender reserves of approximately $34 million and outstanding letters of credit of approximately $6 million, under the DIP facility.

The Supplemental Loan will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the Final DIP Financing Order if the permanent financing order, in form and substance satisfactory to the Supplemental Loan participants, has not been entered prior to the expiration of such 45-day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, such plan and order on terms and conditions satisfactory to the Supplemental Loan participants or (d) the termination of the Commitment with respect to the DIP Facility; provided that if certain exit conditions are satisfied prior to the maturity of the Supplemental Loan pursuant to clauses (a) through (d) above, the maturity of the Supplemental Loan shall be automatically extended to March 31, 2012. As noted above, the Final DIP Order constitutes the permanent financing order and, therefore, we have satisfied the 45 day requirement.

As collateral security for the performance, observance and payment in full of all of the obligations (including pre-petition obligations and the post-petition obligations), Agent has valid, enforceable and perfected first priority and senior security interests in and liens upon all pre-petition collateral granted under our guarantee and collateral agreement with respect to the ABL Facility, as well as valid and enforceable first priority and senior security interests in and liens upon all post-petition collateral granted to Agent, for the benefit of itself and the other secured parties, under the Final DIP Financing Order, subject only to liens or encumbrances that were expressly permitted by the ABL Credit Agreement and the guarantee and collateral agreement and any other liens or encumbrances expressly permitted by any financing order that may have priority over the liens in favor of Agent and the secured parties.

The DIP Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, a maximum variance to budget covenant and other provisions directly relating to the Bankruptcy Cases. The DIP Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due outstanding under the DIP Facility may be accelerated and the rights and remedies of the lenders under the DIP Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligations under the DIP Facility. As of March 29, 2009, we were in compliance with all covenants under the DIP Facility.

We currently believe that cash on hand, funds from our operations and availability under the DIP Facility will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations under the DIP Facility during the Chapter 11 proceedings. Also, we expect to have additional liquidity during Chapter 11 proceedings as a result of the stay of certain pre-petition liabilities. However, our ability to continue as a going concern is predicated upon, among other things, the timely confirmation and consummation of a satisfactory plan of reorganization, compliance with the provisions of the DIP Facility, our ability to generate sufficient cash flows from operations and our ability to obtain financing sufficient to satisfy its future obligations. We can provide no assurance that it will be successful in this regard.

Senior Subordinated Notes

At March 29, 2009, we had outstanding principal of $700 million under our 7 3/8 Notes, outstanding principal of approximately $3 million under our 8 1/2 Notes, and outstanding principal of approximately $347 million under our Variable Rate Notes. Under the Proposed Plan, the allowed claims in the Bankruptcy Cases with respect to the Senior Subordinated Notes would be converted into a combination of new common stock and new notes to be issued by the reorganized company.

The indentures governing the Senior Subordinated Notes contain customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sell all or substantially all assets, and transactions with affiliates.

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

As discussed above, we did not make our February 2, 2009, interest payment on the 7 3/8 Notes. In addition, the Bankruptcy Filing constituted an event of default under the Senior Subordinated Notes, and the indebtedness under the Senior Subordinated Notes has been accelerated. The holders of Senior Subordinated Notes hold unsecured claims in the Bankruptcy Cases with respect to the indebtedness under the Senior Subordinated Notes as of the time of the Bankruptcy Filing. As of March 29, 2009, the Senior Subordinated Notes are presented within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Interest Payments and Fees

In addition to principal payments on our Senior Term Credit Facility and DIP Facility, we have annual interest payment obligations of approximately $46 million in the aggregate under our Variable Rate Notes, approximately $0.2 million in the aggregate under our 8 1/2% Notes and approximately $52 million in the aggregate under our 7 3/8% Notes. We also incur interest on our borrowings under the Senior Term Credit Facility and the DIP Facility, and such interest would increase borrowings under the DIP Facility if cash were not otherwise available for such payments. For the pendency of the Bankruptcy Cases, we anticipate that interest under the Senior Term Credit Facility will accrue for the U.S. Term B Loan at the base rate and for the Euro Term Loan Facility at 1 month Euro LIBOR rate and, as described in “Senior Term Credit Facility and ABL Facility” above, is payable as and when due, subject to certain limitations. In addition, under the Proposed Plan, we do not expect to pay interest on the Senior Subordinated Notes that accrues after the Bankruptcy Filing. Interest under the DIP Facility is payable in cash on various interest payment dates as provided in the DIP Credit Agreement. Based on amounts currently outstanding under the Senior Term Credit Facility and the DIP Facility, and using market interest rates and foreign exchange rates in effect as of March 29, 2009, we estimate annual interest payments of approximately $99 million in the aggregate under our Senior Term Credit Facility and DIP Facility would be required assuming each such debt instrument remained in effect in accordance with its terms, no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps.

We are required to pay certain fees in connection with the Senior Term Credit Facility, the L/C Facility and the DIP Facility. Such fees include a quarterly commitment fee of 1% on the unused portion of the loans under the DIP Facility, certain additional fees with respect to the letter of credit subfacility under the DIP Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2009 Six Months, we granted approximately 0.2 million shares of restricted stock. All shares granted are performance-based and vest upon achievement of certain performance goals which consist of reportable and consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by our Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors. The total market value of the restricted shares on the date of grant was approximately $0.1 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008. We currently anticipate that we will continue to satisfy our contractual obligations and commercial commitments to our customers and suppliers. During the pendency of the Bankruptcy Cases, we may seek to exercise our rights under the U.S. Bankruptcy Code and through the Bankruptcy Court to reject or otherwise seek relief from time to time under certain of our contracts.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with GAAP in the U.S. and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2008.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We do not believe the adoption of FSP 142-3 will have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” (“SFAS 162”) SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. SFAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of GAAP from the auditing standards. We do not believe that adopting SFAS 162 will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157” (“FSP 157-2”), which allows for a one year deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have material impact on its financial position, results of operations or cash flows. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for fiscal years beginning after December 15, 2009. We do not believe the adoption of FSP 132R-1 will have a material impact on its financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 3 to our Condensed Consolidated Financial Statements (Unaudited) filed with this report, “Significant Accounting Policies—Derivative Financial Instruments.”

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

As of March 29, 2009, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $1.6 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $.6 million.

As of March 29, 2009, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $9.4 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $0.4 million.

As of March 29, 2009, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be zero. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.7 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 3, 2009, the Company and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Western District of Texas. The Bankruptcy Cases are being jointly administered by the Bankruptcy Court as Case Number 09-50456. The Company intends to continue to operate its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the filings, attempts to collect, secure, or enforce remedies with respect to pre-petition claims against the Company are subject to the automatic stay provisions of section 362 of the Bankruptcy Code. The Bankruptcy Cases are discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Introduction” and Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited).

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of March 29, 2009 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

The Company filed for reorganization under Chapter 11 of the bankruptcy Code on February 3, 2009 and is subject to the risks and uncertainties associated with the Bankruptcy Cases.

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to operate within the restrictions and the liquidity limitations of the DIP Facility and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•	our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Bankruptcy Cases;

•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a U.S. trustee or to convert the Bankruptcy Cases to Chapter 7 cases;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;

•	our ability to attract and retain customers;

•	our ability to retain key vendors or secure alternative supply sources;

•	our ability to fund and execute our business plan; and

•	our ability to obtain acceptable and appropriate exit financing.

We will also be subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in the Bankruptcy Cases that may be inconsistent with our plans.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with the Bankruptcy Cases could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may limit our ability to respond timely to events or take advantage of opportunities. Because of the risks and uncertainties associated with the Bankruptcy Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 proceedings will have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

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

There can be no assurance that the Proposed Plan (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in Company securities.

The Company’s businesses could suffer from the Bankruptcy Filing, including a loss of key customers and suppliers.

The general impact, if any, that the Bankruptcy Cases may have on the operations of the Company cannot be accurately predicted or quantified.

A significant percentage of the Company’s sales are attributable to a very limited group of retailer customers. Sales to one customer represented approximately 22% of the Company’s consolidated net sales for the Fiscal 2009 Six Months. Adverse publicity related to the Bankruptcy Filing might negatively impact the Company’s ability to maintain its existing customer and supplier base. The loss of any of the Company’s retailer customers during the pendency of the Bankruptcy Cases or otherwise could have an adverse effect on the Company’s businesses, financial condition and results of operations. In addition, any failure to timely obtain suitable supplies at competitive prices could materially adversely affect the Company’s businesses, financial condition and results of operations.

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

The Company expects to incur significant costs as a result of the Bankruptcy Cases and the transactions contemplated by the Proposed Plan. Assuming confirmation and implementation of the Proposed Plan in accordance with its terms, the Company expects to incur costs which may exceed $75 million in the aggregate in bank, legal, accounting and other fees. Some of these costs may be paid through borrowings under the DIP

Facility or a replacement credit facility which may be in place at the time such costs and fees become due and payable.

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

Our ability to emerge from the Bankruptcy Cases will depend on obtaining sufficient exit financing to settle administrative expenses of the reorganization and any other related obligations, and to provide adequate future liquidity.

For our Proposed Plan to be confirmed, we will need to obtain and demonstrate the sufficiency of exit financing. We cannot presently determine the terms of such financing, nor can there be any assurances of our success in obtaining it, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain. Failure to obtain exit financing as contemplated by the Proposed Plan may further delay our emergence from the Bankruptcy Cases, leaving us vulnerable to any further deterioration in economic conditions.

We may not be able to obtain confirmation of our Proposed Plan, and our emergence from the Bankruptcy Cases is not assured.

There can be no assurances that the Company will receive the requisite votes to confirm the Proposed Plan. Moreover, the Company might receive official objections to confirmation of its Proposed Plan from the Equity Committee, the Senior Term Agent or other stakeholders in the Bankruptcy Cases. The Company cannot predict the impact that any objection might have on the Bankruptcy Court’s decision whether to confirm the Proposed Plan. Any objection may cause the Company to devote significant resources in response which could materially and adversely affect the Company’s business, financial condition and results of operations.

If the Proposed Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our Variable Rate Notes, 7 3/8 Notes or 8 1/2 Notes and our secured creditors, would ultimately receive with respect to their claims. The Debtors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by any of the Significant Noteholders, the Senior Term Agent, the Equity Committee or other stakeholders. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. While we expect to emerge from the Bankruptcy Cases in the future, there can be no assurance as to whether we will successfully reorganize and emerge from the Bankruptcy Cases or, if we do successfully reorganize, as to when we would emerge from the Bankruptcy Cases.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of March 29, 2009, we had total indebtedness of approximately $2.6 billion, of which approximately $1.1 billion has been classified as Liabilities subject to compromise.

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

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. Global economic conditions have significantly impacted economic markets generally with certain sectors, including financial industries and retail business being particularly impacted. Our ability to generate revenue, in particular from sales of our home and garden control products, pet supplies, electric shaving and grooming and electric personal care products, depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. The recent emergence of a number of negative economic factors, including heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a recession or depression could have a negative impact on discretionary consumer spending in Fiscal 2009 and beyond. If the current situation deteriorates significantly, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions. Further, if lenders under our $235 million DIP Facility become unwilling or unable to fund their respective commitments, we may have reduced availability under the facility.

Risks of trading in an over the counter market.

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. With respect to the Company, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

We participate in very competitive markets and we may not be able to compete successfully.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business our principal national competitors are the Scotts Company, Central Garden & Pet S.C. Johnson. In each of our markets, we also face competition from numerous other companies.

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

The principal raw materials used to produce our products—including zinc, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008 we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China.

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

In addition, we have exclusivity arrangements and minimum purchase requirements with certain of our suppliers for the Home and Garden Business, which increase our dependence upon and exposure to those suppliers. Some of those agreements include caps on the price we pay for our supplies and in certain instances, these caps have allowed us to purchase materials at below market prices. When we attempt to renew those contracts the other parties to the contracts may not be willing to include or may limit the effect of those caps and could even attempt to impose above market prices in an effort to make up for any below market prices paid by us prior to the renewal of the agreement. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our business, financial condition and results of operations.

We may not be able to fully utilize our U.S. net operating loss carryforwards.

As of March 29, 2009, we are estimating that at September 30, 2009 we will have U.S. federal and state net operating loss carryforwards of approximately $1,168 and $2,045 million, respectively. These net operating loss carryforwards expire through years ending in 2029. As of March 29, 2009, management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. In addition, the Company has had changes of ownership, as defined under Internal Revenue Code Section 382, that continue to subject a significant amount of the Company’s U.S. net operating losses and other tax attributes to certain limitations. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Our ability to deduct net operating loss carryforwards could be subject to further limitations if we were to undergo an additional “ownership change” for purposes of Section 382 of the Internal Revenue Code during or as a result of the Bankruptcy Cases. During the pendency of the bankruptcy proceedings, the Bankruptcy Court has entered an order that places limitations on trading in our common stock, including options to acquire common stock, as further specified in the order. However, we can provide no assurances that these limitations will prevent an “ownership change” or that our ability to utilize our net operating loss carryforwards may not be significantly limited as a result of our reorganization.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2009 Quarter approximately 41% of our net sales and 42% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

Sales of our battery and electric shaving and grooming and personal care products are seasonal. A large percentage of sales for these products generally occur during our first fiscal quarter that ends on or about December 31, due to the impact of the December holiday season. Sales of our lawn and garden and household insect control products that are offered through the Home and Garden Business are also seasonal. A large percentage of our sales of these products occur during the spring and summer, typically our second and third fiscal quarters. As a result of this seasonality, our inventory and working capital needs relating to these products fluctuate significantly during the year. In addition, orders from retailers are often made late in the period preceding the applicable peak season, making forecasting of production schedules and inventory purchases difficult. If we are unable to accurately forecast and prepare for customer orders or our working capital needs, or there is a general downturn in business or economic conditions during these periods, our business, financial condition and results of operations could be materially and adversely affected.

We may not be able to adequately establish and protect our intellectual property rights.

To establish and protect our intellectual property rights, we rely upon a combination of national, foreign and multi-national patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual arrangements. The measures we take to protect our intellectual property rights may prove inadequate to prevent third parties from misappropriating our intellectual property. We may need to resort to litigation to enforce or defend our intellectual property rights. If a competitor or collaborator files a patent application claiming technology also invented by us, or a trademark application claiming a trademark, service mark or trade dress also used by us, in order to protect our rights, we may have to participate in an expensive and time consuming interference proceeding before the U.S. Patent and Trademark Office or a similar foreign agency. In addition, our intellectual property rights may be challenged by third parties. Even if our intellectual property rights are not directly challenged, disputes among third parties could lead to the weakening or invalidation of our intellectual property rights. Furthermore, competitors may independently develop technologies that are substantially equivalent or superior to our technology. Obtaining, protecting and defending intellectual property rights can be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel. Moreover, the laws of certain foreign countries in which we operate or may operate in the future do not protect, and the governments of certain foreign countries do not enforce, intellectual property rights to the same extent as do the laws and government of the U.S., which may negate our competitive or technological advantages in such markets. Also, some of the technology underlying our products is the subject of nonexclusive licenses from third parties. As a result, this technology could be made available to our competitors at any time. If we are unable to establish and then adequately protect our intellectual property rights, then our business, financial condition and results of operations could be materially and adversely affected.

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

The FQPA established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the EPA is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products which are sold through the Home and Garden Business continue to be evaluated by the EPA as part of this program. It is possible that the EPA or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the EPA’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide and other products which are sold through Global Pet Supplies and through the Home and Garden Business may be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that: only certified or professional users apply the product, that certain products be used only on certain types of locations (such as “not for use on sod farms or golf courses”), that users post notices on properties where products have been or will be applied, that users notify individuals in the vicinity that products will be applied in the future, that the product not be applied for aesthetic purposes, or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

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

Our businesses could suffer from the effects of the H1N1 virus.

The effects of the H1N1 virus, commonly known as “Swine Flu,” could adversely affect our businesses. An outbreak of the virus in a given location could severely interfere with and substantially disrupt the manufacture and/or shipment of our products and could have a material adverse effect on our operations, including our operations in Texas which state has recently witnessed a number of reported cases. A prolonged recurrence of the virus could also adversely affect the various economies into which we ship our products and cause an immediate and prolonged drop in consumer demand for our products in those economies. Any of these events could adversely affect our financial condition and results of operations. The general impact, if any, of the virus on our operations, our results of operations and financial condition is highly speculative, cannot be accurately predicted or quantified, and would depend on numerous factors, including the rate of contagion, the regions of the world most affected, the effectiveness of treatment for the infected population and the rates of mortality and morbidity.

Public perceptions that some of the products we produce and market are not safe could adversely affect us.

We manufacture and market a number of complex chemical products bearing our brands relating to the Home and Garden Business, such as herbicides and pesticides. On occasion, customers and some current or former employees have alleged that some products failed to perform up to expectations or have caused damage or injury to individuals or property.

In 2007, certain pet food manufactured in China, which was tainted with a mildly toxic chemical known as melamine, and sold in the U.S. was linked to numerous companion animal fatalities and triggered a widespread recall of pet food by many major pet food suppliers. Sales of our pet food and pet treat products may be adversely affected because of general consumer distrust of pet food suppliers who manufacture pet food or pet treats in China or distribute pet food or pet treats manufactured in China or negative public perceptions resulting from enhanced scrutiny by the FDA or other governmental authorities of pet food and pet treats and related animal food products. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 21% of our total labor force is employed under collective bargaining agreements. Three of these agreements, which cover approximately 46% of the labor force under collective bargaining agreements, or approximately 10% of our total labor force, are scheduled to expire during Fiscal 2009. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which the Company is subject, there can be no assurances that we will be able to do so and any noncompliance could subject the Company to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

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

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended March 29, 2009
12/29/08 – 02/01/09	17,905	$0.15	—	—
02/02/09 – 02/22/09	—	—	—	—
02/23/09 – 03/29/09	—	—	—	—

Total	17,905	$0.15	—	—

(1)

During the three months ended March 29, 2009, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of shares of the Company’s Common Stock on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

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

Date: May 7, 2009	SPECTRUM BRANDS, INC.

	By:	/S/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Agreement and Plan of Merger, dated January 3, 2005, by and among Rayovac Corporation, Lindbergh Corporation and United Industries Corporation (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on January 4, 2005).

Exhibit 2.3	Share Purchase Agreement dated as of March 14, 2005 by and among Rayovac Corporation, Triton Managers Limited, acting in its own name but for the account of those Persons set forth on Annex I to the Share Purchase Agreement, BGLD Managers Limited, acting in its own name but for the account of BGLD Co-Invest Limited Partnership, AXA Private Equity Fund II-A, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., AXA Private Equity Fund II-B, a Fonds Commun de Placement à Risques, represented by its management company AXA Investment Managers Private Equity Europe S.A., Harald Quandt Holding GmbH, and Tetra Managers Beteiligungsgesellschaft mbH, being all of the shareholders of Tetra Holding GmbH, and Triton Managers Limited, as Sellers’ Representative (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2005).

Exhibit 2.4	Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on November 29, 2005).

Exhibit 2.5	Amendment No. 1, dated December 19, 2005, to the Share Purchase Agreement, dated November 22, 2005, by and among Agrium Inc., United Industries Corporation, and Nu-Gro Holding Company L.P. (filed by incorporation by reference to the Current Report on Form 8-K filed with the SEC on January 30, 2006).

Exhibit 2.6	Purchase Agreement, dated May 20, 2008, by and among Spectrum Brands, Inc., Salton, Inc. and Applica Pet Products LLC (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 21, 2008).

Exhibit 2.7	Termination Agreement, dated July 13, 2008, by and among Spectrum Brands, Inc., Salton, Inc. and Applica Pet Products LLC (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 14, 2008).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 4.1	Indenture, dated as of February 7, 2005, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of February 7, 2005, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture, dated as of February 7, 2005, to the Indenture, dated as of September 30, 2003, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of September 30, 2003, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture, dated as of March 29, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement, dated as of February 7, 2005, by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.10	Tripartite Agreement, dated October 10, 2008, between Spectrum Brands, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association (filed by incorporation by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.2	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.3	Second Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.4	Restricted Stock Award Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.5	Retention Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.6	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.7	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.8	Letter Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.9	Retention Agreement, effective August 5, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.10	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.11	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.12	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.13	Employment Agreement, dated March 27, 2007, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	First Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.15	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.16	Separation Agreement and Release, effective October 8, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.17	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.18	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.19	Credit Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.20	Credit Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.21	Guarantee and Collateral Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.22	ABL Guarantee and Collateral Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.23	Ratification and Amendment Agreement, dated as of February 5, 2009, by and among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto and Wachovia Bank, National Association, as administrative agent and collateral agent (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008, filed with the SEC on February 11, 2009).

Exhibit 10.24	Intercreditor agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.25	Exchange and Forbearance Agreement, dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.26	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.27	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.28	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.29	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.30	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007) (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.31	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.32	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.33	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.34	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007) (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.35	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.36	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.37	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.38	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.39	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.40	Restructuring Support Agreement, dated as of February 3, 2009, by and among (i) Spectrum Brands, Inc.; (ii) certain subsidiaries of Spectrum Brands, Inc. party thereto; (iii) Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.; (iv) D. E. Shaw Laminar Portfolios, L.L.C.; and (v) Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P (filed by incorporation by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008, filed with the SEC on February 11, 2009).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith