Form 10-Q
period 2009-06-28
Spectrum Brands, Inc.
filed 2009-08-07
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of August 3, 2009, was 52,764,590.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED June 28, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Condensed Consolidated Balance Sheets

June 28, 2009 and September 30, 2008

(Unaudited)

(Amounts in thousands, except per share figures)

	June 28, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$64,413	$104,773
Receivables:
Trade accounts receivable, net of allowances of $15,993 and $18,102, respectively	324,646	353,949
Other	22,206	40,756
Inventories	361,494	383,260
Deferred income taxes	13,145	13,957
Assets held for sale	11,321	7,452
Prepaid expenses and other	40,975	49,450

Total current assets	838,200	953,597
Property, plant and equipment, net	183,960	234,805
Deferred charges and other	40,504	44,129
Goodwill	234,435	235,468
Intangible assets, net	709,685	742,809
Debt issuance costs	19,338	36,671

Total assets	$2,026,122	$2,247,479

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$94,889	$48,637
Debtor-in-possession revolving credit facility	60,013	—
Accounts payable	167,212	278,126
Accrued liabilities:
Wages and benefits	68,835	72,299
Income taxes payable	18,064	10,272
Restructuring and related charges	26,109	34,559
Accrued interest	61,183	50,514
Other	121,466	87,672

Total current liabilities	617,771	582,079
Long-term debt, net of current maturities	1,325,862	2,474,782
Employee benefit obligations, net of current portion	41,590	47,694
Deferred income taxes	121,829	114,674
Other	43,159	55,488

Total liabilities	2,150,211	3,274,717
Liabilities subject to compromise	1,105,962	—
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 69,363 and 69,202 shares, respectively; outstanding 52,884 and 52,775 shares, respectively	691	692
Additional paid-in capital	676,418	674,370
Accumulated deficit	(1,904,543)	(1,694,915)
Accumulated other comprehensive income	74,274	69,445

	(1,153,160)	(950,408)
Less treasury stock, at cost, 16,478 and 16,427 shares, respectively	(76,891)	(76,830)

Total shareholders’ deficit	(1,230,051)	(1,027,238)

Total liabilities and shareholders’ deficit	$2,026,122	$2,247,479

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Condensed Consolidated Statements of Operations

For the three and nine month periods ended June 28, 2009 and June 29, 2008

(Unaudited)

(Amounts in thousands, except per share figures)

	THREE MONTHS		NINE MONTHS
	2009	2008	2009	2008
Net sales	$589,361	$638,763	$1,641,126	$1,758,657
Cost of goods sold	358,661	382,481	1,022,914	1,079,916
Restructuring and related charges	403	13,929	13,210	14,245

Gross profit	230,297	242,353	605,002	664,496
Selling	95,039	135,213	301,220	383,528
General and administrative	42,375	45,368	116,822	139,057
Research and development	6,313	6,909	17,638	18,800
Goodwill and intangibles impairment	—	303,323	—	315,723
Restructuring and related charges	2,829	5,947	27,190	16,014

Total operating expenses	146,556	496,760	462,870	873,122

Operating income (loss)	83,741	(254,407)	142,132	(208,626)
Interest expense (contractual interest: $72,195 and $187,186 for the three and nine months ended June, 28, 2009, respectively)	48,649	57,106	148,559	172,499
Other (income) expense, net	(841)	1,274	3,546	111

Income (loss) from continuing operations before reorganization items and income taxes	35,933	(312,787)	(9,973)	(381,236)
Reorganization items, net	62,521	—	83,832	—

Loss from continuing operations before income taxes	(26,588)	(312,787)	(93,805)	(381,236)
Income tax expense (benefit)	7,893	(33,872)	31,842	49,200

Loss from continuing operations	(34,481)	(278,915)	(125,647)	(430,436)
Loss from discontinued operations, net of tax	(2,040)	(4,947)	(83,980)	(8,541)

Net loss	$(36,521)	$(283,862)	$(209,627)	$(438,977)

Basic earnings per share:
Weighted average shares of common stock outstanding	51,397	50,897	51,437	50,923
Loss from continuing operations	$(0.67)	$(5.48)	$(2.44)	$(8.45)
Loss from discontinued operations	(0.04)	(0.10)	(1.63)	(0.17)

Net loss	$(0.71)	$(5.58)	$(4.07)	$(8.62)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	51,397	50,897	51,437	50,923
Loss from continuing operations	$(0.67)	$(5.48)	$(2.44)	$(8.45)
Loss from discontinued operations	(0.04)	(0.10)	(1.63)	(0.17)

Net loss	$(0.71)	$(5.58)	$(4.07)	$(8.62)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Condensed Consolidated Statements of Cash Flows

For the nine month periods ended June 28, 2009 and June 29, 2008

(Unaudited)

(Amounts in thousands)

	NINE MONTHS
	2009	2008
Cash flows from operating activities:
Net loss	$(209,627)	$(438,977)
Loss from discontinuing operations	(83,980)	(8,541)

Loss from continuing operations	(125,647)	(430,436)
Non-cash adjustments to loss from continuing operations:
Depreciation	29,859	38,316
Amortization	17,607	25,635
Amortization of debt issuance costs	11,523	6,313
Impairment of goodwill and intangibles	—	315,723
Reorganization items, net	83,832	—
Write off of debt issuance costs	2,358	—
Other non-cash adjustments	40,920	24,686
Net changes in assets and liabilities, net of discontinued operations	(88,220)	(97,369)

Net cash used by operating activities of continuing operations	(27,768)	(117,132)
Net cash used by operating activities of discontinued operations	(15,596)	(13,458)

Net cash used by operating activities	(43,364)	(130,590)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,606)	(12,733)
Proceeds from sale of equipment	374	154

Net cash used by investing activities of continuing operations	(5,232)	(12,579)
Net cash (used) provided by investing activities of discontinued operations	(860)	13,028

Net cash (used) provided by investing activities	(6,092)	449

Cash flows from financing activities:
Debt issuance costs	(8,250)	(152)
Proceeds from debt financing	155,262	396,000
Reduction of debt	(241,027)	(268,086)
Debtor in possession revolving credit facility activity, net	60,013	—
Proceeds from supplemental loan	45,000	—
Treasury stock purchases	(61)	(690)

Net cash provided by financing activities	10,937	127,072
Effect of exchange rate changes on cash and cash equivalents	(1,841)	5,913

Net (decrease) increase in cash and cash equivalents	(40,360)	2,844
Cash and cash equivalents, beginning of period	104,773	69,853

Cash and cash equivalents, end of period	$64,413	$72,697

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

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and insect repellents. The Company’s operations utilize manufacturing and product development facilities located in the United States (“U.S.”), Europe, China and Latin America.

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

Historically the Company pursued a strategy of strategic acquisitions in furtherance of its goal of being a diversified global consumer products company competing in high-growth markets. In August 1999, the Company acquired ROV Limited’s battery business, which operations had an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, Venezuela, Argentina, and Chile. In October 2002, the Company further diversified geographically by acquiring the battery business of VARTA AG, which operations had an extensive network of distribution and production facilities in Europe. In September 2003, the Company acquired Remington Products Company, L.L.C. in order to expand its products portfolio and become a more diversified consumer products company that did not solely focus on the battery and lighting product markets. In 2005, the Company acquired United Industries Corporation (“United”) and Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) to further diversify its business and leverage its distribution strengths through expansion into the home and garden and pet product markets. These acquisitions were financed in substantial part with debt from a variety of sources.

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

In November 2008, the Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands of the growing product portion of the Home and Garden Business for the Company’s fiscal year ending September 30, 2009 (“Fiscal 2009”). The Company believes the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. During the second quarter of Fiscal 2009, the Company completed the shutdown of the growing products portion of the Home and Garden Business. See Note 3, Significant Accounting Policies—Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business.

On December 15, 2008, the Company was notified that the Company’s common stock would be suspended from trading on the New York Stock Exchange (the “NYSE”) prior to the opening of the market on December 22, 2008. The Company was advised that the decision to suspend the Company’s common stock was reached in view of the fact that the Company had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25,000, the minimum threshold for listing on the NYSE. The Company’s common stock was delisted from the NYSE effective January 23, 2009. The Company’s common stock is currently quoted on the Pink Sheet Electronic Quotation Service. However there can be no assurances that a broker-dealer will make a market in the Company’s common stock.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2    VOLUNTARY REORGANIZATION UNDER CHAPTER 11

On February 3, 2009, the Company announced that it had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of its outstanding senior subordinated notes (the “Significant Noteholders”), to pursue a refinancing that, if implemented as proposed, will significantly reduce the Company’s outstanding debt. The agreements contemplated that the refinancing would occur pursuant to a pre-arranged plan of reorganization that would be supported by each of the Significant Noteholders. On the same day, the Company and its wholly owned U.S. subsidiaries filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the Western District of Texas (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”), as discussed below, that details its proposed terms for the refinancing. The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-50456 (the “Bankruptcy Cases”).

On June 15, 2009, in connection with the Proposed Plan of Reorganization, the Company entered into a commitment letter with General Electric Capital Corporation (“GE Capital”), pursuant to which GE Capital has agreed to provide, upon emergence, a senior secured revolving credit facility of up to $242,000 to finance, among other things, the Debtors’ emergence from the Bankruptcy Cases and its ongoing working capital needs.

Confirmation of the Proposed Plan

The Company previously publicly disclosed that the Proposed Plan had provided for reinstatement of the Company’s senior secured term credit facilities (collectively, the “Senior Term Credit Facility”) under Section 1124 of the Bankruptcy Code. The agent under the Senior Term Credit Facility objected on behalf of the senior term lenders (the “Senior Term Agent”) alleging that the Proposed Plan did not leave the rights of the term lenders under the Senior Term Credit Facility unimpaired and therefore did not reinstate the Senior Term Credit Facility claims without alteration. The Company vigorously defended its position that the terms under the Senior Term Credit Facility could be reinstated. On June 24, 2009, the Company announced that it had reached agreement with its senior term lenders on a settlement that would resolve the senior term lenders’ objection to the Proposed Plan. Pursuant to the settlement, the Company amended the Proposed Plan to provide the Senior Term Credit Facility would be amended upon any consummation of the Proposed Plan, among other things, to include: (1) a floor on the LIBOR rate of 150 basis points, (2) an increase of 250 basis points in the applicable rate to apply to each tranche of the facility, (3) increased required senior leverage ratios to allow a maximum senior leverage ratio of 5.75 through September 2010, 5.50 from October 2010 through September 2011 and 5.00 thereafter and (4) a change in the maturity of the senior term loans from March 2013 to June 2012. A form of amendment has been approved by the requisite lenders under the Senior Term Credit Facility and has been filed with the Bankruptcy Court (the “Proposed Term Credit Amendment”).

The Bankruptcy Court overruled the objections of the Equity Committee to the Proposed Plan and on June 25, 2009, approved on the record the Proposed Plan, as amended, at the conclusion of the confirmation hearing. The Bankruptcy Court entered an order (the “Confirmation Order”) on July 15, 2009 confirming the Joint Plan of Reorganization, as modified by a first modification and a second modification (the “Plan”).

The refinancing provided for in the Plan would effect the cancellation of existing obligations evidenced by its public senior subordinated notes and the creation of new common stock and a new series of notes to be issued by the reorganized Company to the noteholders. Common stock of the Company would be extinguished under the Plan, and no distributions will be made to holders of the Company’s equity. The claims of existing secured and other

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

general unsecured creditors other than the noteholders would be reinstated or unimpaired, and thus would receive payment of their claims on existing terms either in the ordinary course or upon consummation of the Plan.

On July 15, 2009, the official equity committee appointed in the Bankruptcy Cases (the “Equity Committee”) filed a notice indicating that it was appealing the Confirmation Order. The Equity Committee has, since then, filed a variety of pleadings in connection with its appeal, including motions to stay the Confirmation Order pending the Equity Committee’s appeal. On July 23, 2009, the United States District Court for the Western District of Texas declined to stay the Confirmation Order. On July 27, 2009, the Equity Committee filed in the Fifth Circuit Court of Appeals (the “Fifth Circuit”) an emergency motion to stay the Confirmation Order pending appeal and contended in that motion that it was essential for the Fifth Circuit to issue an emergency stay. That same day, the Fifth Circuit issued an order that “suspended” the district court’s denial of a stay of the Confirmation Order “until further order” of the Fifth Circuit and likewise stayed proceedings in the bankruptcy court and the district court “until further order” of the Fifth Circuit. In light of the allegations that the Equity Committee made in its emergency motion to stay the Confirmation Order pending appeal, the Fifth Circuit issued its order before the Debtors had an opportunity to respond. After the Debtors filed a response to the Equity Committee’s motion and a motion to dismiss the appeal, arguing that the Fifth Circuit lacked jurisdiction and that the Equity Committee had failed to follow legally required procedures, the Fifth Circuit modified its stay order on July 30, 2009 to allow limited additional proceedings in the district court. In granting the stay, the Fifth Circuit made no final decision concerning the substantive merits of the Equity Committee’s appeal or its request to stay the Confirmation Order until the appeal is finally resolved. The Debtors continue to oppose the Equity Committee’s appeal and requests to stay the Confirmation Order during the pendency of the appeal, and have filed pleadings with the district court and the Fifth Circuit in support of the Debtors’ position. As of the date of this Quarterly Report on Form 10-Q, the appeal remains pending and the temporary stay by the Fifth Circuit remains in effect.

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

Since the Petition Date, and in accordance with SOP 90-7, the Company ceased accruing interest on its Senior Subordinated Notes, as it is probable the repayment of this debt and interest will be an allowed claim by the Bankruptcy Court. Contractual interest on the Senior Subordinated Notes in excess of reported interest was approximately $23,546 and $38,627, respectively, for the three and nine month periods ended June 28, 2009, excluding any potential compound or default interest arising from events of default related to the Chapter 11 proceedings.

Liabilities subject to compromise as of June 28, 2009 are as follows:

June 28, 2009
Senior Subordinated Notes	$1,049,885
Accrued interest on Senior Subordinated Notes	40,497
Other accrued liabilities	15,580

$1,105,962

Reorganization Items

In accordance with SOP 90-7, Reorganization items, net, are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified, or will identify, as directly relating to the Bankruptcy Cases. As required by SOP 90-7, the Company has begun recording the pre-petition debt instruments at the allowed claim amount as defined in the Plan. Accordingly, the Company accelerated the amortization of the related deferred debt issuance costs and recorded a non-cash charge of $10,668 during the second quarter ended March 29, 2009 to Reorganization items, net. Reorganization items, net, for the three and nine month periods ended June 28, 2009 are summarized as follows:

	Three Months	Nine Months
Legal and professional fees	$56,881	$67,144
Deferred financing costs	—	10,668
Provision for rejected leases	5,640	6,020

Reorganization items, net	$62,521	$83,832

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Fresh-Start Reporting

As required by SOP 90-7 the Company will adopt fresh-start reporting upon emergence from Chapter 11. The financial statements for the periods ended June 28, 2009 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh-start reporting.

3    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at June 28, 2009 and September 30, 2008, the results of operations for the three and nine month periods ended June 28, 2009 and June 29, 2008, and cash flows for the nine month periods ended June 28, 2009 and June 29, 2008. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP in the U.S. have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for Fiscal 2008. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Discontinued Operations: As discussed in Note 1, Description of Business, the Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008. The Company believes the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. During the second quarter of Fiscal 2009 the Company completed the shutdown of the growing products portion of the Home and Garden Business.

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

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively. The following amounts related to the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively:

	Three Months		Nine Months
	2009	2008	2009	2008(A)
Net sales	$—	$90,900	$31,306	$227,565

Loss from discontinued operations before income taxes	$(3,092)	$(5,356)	$(89,064)	$(9,899)
Income tax benefit	(1,052)	(409)	(5,084)	(1,358)

Loss from discontinued operations, net of tax	$(2,040)	$(4,947)	$(83,980)	$(8,541)

(A)	Included in the loss for the nine month period ended June 29, 2008, is a loss on disposal of $1,087, net of tax benefit, related to the Canadian division of the Home and Garden Business.

Assets Held for Sale: As of June 28, 2009 and September 30, 2008, the Company had $11,321 and $7,452, respectively, included in Assets held for sale in its Condensed Consolidated Balance Sheets (Unaudited). As of June 28, 2009, Assets held for sale consisted of certain assets and liabilities related to the Ningbo, China battery manufacturing facility and manufacturing facilities in France and Brazil. As of September 30, 2008, Assets held for sale consisted of certain assets and liabilities related to a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil. These facilities are included in the Global Batteries and Personal Care reporting segment.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. The fair values of the Company’s goodwill and indefinite-lived intangible assets were not tested for impairment during the three and nine month periods ended June 28, 2009, as no event or circumstance arose which indicated that an impairment loss may have been incurred. The fair values of the Company’s goodwill and trade name intangibles were tested as of May 25, 2008 and December 31, 2007. Goodwill and trade names of the Company’s Home and Garden Business were tested as of May 25, 2008 in conjunction with a forecasted reduction of future operating profitability of this business. This forecasted reduction of future profitability was primarily the result of significant current and projected cost increases, at that time, in certain raw materials used in the production of many of the lawn fertilizer and growing

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

media products manufactured by the Company’s Home and Garden Business coupled with more conservative growth rates for this business. Goodwill and trade name intangibles of the Company’s Home and Garden Business were tested as of December 31, 2007 in conjunction with the Company’s reclassification of that business from an asset held for sale to an asset held and used.

The Company used the discounted estimated future cash flows methodology to determine the fair value of its reporting units. Assumptions critical to the Company’s fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the market capitalization of the Company. The Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. As a result of the testing performed as of May 25, 2008 this first step indicated that the fair value of the Company’s Home and Garden Business was less than the Company’s carrying amount of the Home and Garden Business and, accordingly, further testing of goodwill was required to determine the impairment charge required by SFAS 142. Accordingly, the Company then compared the carrying amount of the Home and Garden Business goodwill against the respective implied fair value of goodwill. The carrying amount of the Home and Garden Business goodwill was determined to exceed its implied fair value and, therefore, the Company recorded an impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill. As a result of this goodwill impairment analysis, the Company recorded a non-cash pretax goodwill impairment charge of approximately $110,213 during the three month period ended June 29, 2008. This impairment of goodwill was primarily attributed to lower forecasted profits of the Home and Garden Business, reflecting significant current and projected cost increases, at that time, in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company’s Home and Garden Business coupled with lower growth rates for this business. As a result of the testing performed as of December 31, 2007 this first step indicated that the fair value of the Company’s Home and Garden Business was in excess of its carrying amounts and, accordingly, no further testing of goodwill was required.

The recognition of the $110,213 non-cash impairment of goodwill for the three and nine month periods ended June 29, 2008, recorded as a separate component of Operating expenses, had a material negative effect on the Company’s financial condition and results of operations for the three and nine month periods ended June 29, 2008. The impairment will not result in future cash expenditures.

In addition, in accordance with SFAS 142, as of May 25, 2008 and December 31, 2007, the Company also compared the carrying amount of indefinite-lived trade name intangible assets with their respective implied fair value. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates were: (i) royalty rates; and (ii) projected average revenue growth rates. As a result of the testing performed on May 25, 2008 and December 31, 2007, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets. Accordingly, the Company recorded a non-cash pretax impairment charge of $22,000 and $12,400, respectively, equal to the excess of the carrying amounts of those intangible assets over the implied fair value of such assets. These impairments of indefinite-lived intangible assets were primarily attributed to lower forecasted sales of products sold under the respective impaired trade names.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The recognition of the $22,000 and $12,400 non-cash impairment of indefinite-lived intangible assets, recorded as a separate component of Operating expenses, had a material negative effect on the Company’s financial condition and results of operations for the three and nine month periods ended June 29, 2008.

As more fully discussed above in Note 1, Description of Business, on May 20, 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton and Applica. The agreement was subject to a number of closing conditions, including, without limitation, consent of the Company’s lenders under its senior credit facilities. The Company had been unable to obtain the consent of the lenders under its senior credit facilities, and, on July 13, 2008, the Company entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. The Company’s intent to dispose of Global Pet Supplies constituted a triggering event for impairment testing under SFAS 142 and SFAS 144. The Company estimated the fair value of Global Pet Supplies, and the resultant estimated impairment charge of goodwill, based on the negotiated sales price of Global Pet Supplies, which management deemed the best indication of fair value at that time. Accordingly, the Company recorded a non-cash pretax charge of $154,917 to reduce the carrying value of goodwill related to Global Pet Supplies in order to reflect the estimated fair value of the business as of June 29, 2008.

The recognition of the $154,917 non-cash impairment of goodwill, recorded as a separate component of Operating expenses, had a material negative effect on the Company’s financial condition and results of operations for the three and nine month periods ended June 29, 2008.

During the third quarter of Fiscal 2008, the Company developed and initiated a plan to phase down, and ultimately curtail, manufacturing operations at its Ningbo, China battery manufacturing facility. The Company completed the shutdown of Ningbo during the fourth quarter of Fiscal 2008. In connection with the Company’s strategy to exit operations at Ningbo, the Company recorded a non-cash pretax charge of $16,193 to reduce the carrying value of goodwill related to Ningbo. The recognition of the $16,193 non-cash impairment of goodwill, recorded as a separate component of Operating expenses, had a material negative effect on the Company’s financial condition and results of operations for the three and nine month periods ended June 29, 2008.

The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired.

During the fourth quarter of Fiscal 2009, the Company expects to complete its annual impairment testing of goodwill and indefinite-lived intangible assets pursuant to the provisions of SFAS 142 and, accordingly, any further impairment to goodwill or indefinite-lived intangible assets will be recorded at that time.

Shipping and Handling Costs: The Company incurred shipping and handling costs of $35,975 and $112,314 for the three and nine month periods ended June 28, 2009, respectively, and $48,646 and $137,859 for the three and nine month periods ended June 29, 2008, respectively. These costs are included in Selling expenses. Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 25% and 23% of the Company’s Net sales during the three and nine month periods ended June 28, 2009, respectively, and 21% and 20% of the Company’s Net sales during the three and nine month periods ended June 29, 2008, respectively. This major customer also represented approximately 27% and 22% of the Company’s trade accounts receivable, net as of June 28, 2009 and September 30, 2008, respectively.

Approximately 37% and 42% of the Company’s Net sales during the three and nine month periods ended June 28, 2009, respectively, and 43% and 49% of the Company’s Net sales during the three and nine month periods ended June 29, 2008, respectively, occurred outside the U.S. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

SFAS 123(R) requires a company to recognize expense related to the fair value of its employee stock option awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Company during the three and nine month periods ended June 28, 2009, was $883, or $548, net of taxes and $2,047 or $1,269, net of taxes, respectively. During the three and nine month periods ended June 29, 2008, total stock compensation expense was $41, or $25, net of taxes, and $3,290, or $2,040, net of taxes, respectively. The amounts before tax are included in General and administrative expenses in the Condensed Consolidated Statements of Operations (Unaudited). The Company expects that total stock compensation expense for Fiscal 2009 will be approximately $2,930 before the effect of income taxes. As of June 28, 2009, there was $2,468 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of approximately 3 years.

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

Restricted stock shares granted in Fiscal 2009 and Fiscal 2008 generally have vesting periods which can range from one to five years. Approximately 82% of the shares granted in Fiscal 2009 and 61% of the shares granted in Fiscal 2008 are purely performance based and vest only upon the achievement of certain performance goals. Such performance goals consist of reportable segment and consolidated company Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by the Company for purposes of such awards. The remaining shares granted in Fiscal 2009 and Fiscal 2008 are time based, which vest either 100% after three years or on a pro rata basis over three years. During the nine month period ended June 28, 2009, the Company granted approximately 229 shares of restricted stock. All vesting dates are subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Company’s Board of Directors.

The Company currently has one active incentive plan under which additional shares may be issued to employees as equity compensation. In 2004, the Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). Up to 3,500 shares of common stock, net of forfeitures and cancellations, may be issued under the 2004 Plan, which expires in July 2014. As of June 28, 2009, 2,586 of restricted shares had been granted, net of forfeitures and shares surrendered by employees for payment of taxes on such awards, and 1,088 restricted shares were outstanding under the 2004 Plan. No options have been granted under the 2004 Plan.

The Company also has two expired plans under which there remain equity based awards outstanding; the 1997 Rayovac Incentive Plan (“1997 Plan”), which expired on August 31, 2007, and the 1996 Rayovac Corporation Stock Option Plan (“1996 Plan”), which expired on September 12, 2006. As of June 28, 2009, there were options with respect to 342 shares of common stock and 410 restricted shares outstanding under the 1997 Plan, and options with respect to 84 shares of common stock outstanding under the 1996 Plan.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Company’s non-vested restricted stock as of June 28, 2009 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2008	1,873	$10.74	$20,111
Granted	229	0.66	150
Vested	(535)	12.12	(6,488)
Forfeited	(69)	10.06	(693)

Restricted stock at June 28, 2009	1,498	$8.73	$13,080

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the stock option transactions for the three month period ended June 28, 2009:

	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	510	$15.06
Granted	—	—
Exercised	—	—
Forfeited	(85)	16.89

Outstanding, end of period	425	$14.70

Options exercisable, end of period	343	$14.97

The following table summarizes information about options outstanding and options outstanding and exercisable as of June 28, 2009:

	Options Outstanding			Options Outstanding and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$11.32 – $14.60	367	3.06 years	$13.58	289	$13.71
$18.60 – $21.50	7	3.75	20.28	4	20.35
$21.63 – $27.13	51	0.51	22.00	50	21.87

	425	2.77	$14.70	343	$14.97

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

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The fair value of outstanding derivative contracts recorded as assets in the Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Asset Derivatives	Balance Sheet Location	June 28, 2009	September 30, 2008
Derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	Current—Receivables—Other	$2,025	$403
Foreign exchange contracts	Current—Receivables—Other	—	4,246
Foreign exchange contracts	Long term—Deferred charges and other	—	1,299

Total asset derivatives designated as hedging instruments under SFAS 133		$—	$5,948

Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Current—Receivables—Other	—	959

Total asset derivatives		$2,025	$6,907

The fair value of outstanding derivative contracts recorded as liabilities in the Condensed Consolidated Balance Sheets (Unaudited) were as follows:

Liability Derivatives	Balance Sheet Location	June 28, 2009	September 30, 2008
Derivatives designated as hedging instruments under SFAS 133:
Commodity contracts	Accounts payable	$—	$11,396
Commodity contracts	Long term—Other	—	1,522
Interest rate contracts	Accounts payable	—	3,063
Interest rate contracts	Accrued interest	—	793
Interest rate contracts	Long term—Other	—	2,749
Foreign exchange contracts	Accounts payable	478	387
Foreign exchange contracts	Long term—Other	19	85

Total liability derivatives designated as hedging instruments under SFAS 133		$497	$19,995

Derivatives not designated as hedging instruments under SFAS 133:
Interest rate contracts	Accrued interest	5,694	—
Foreign exchange contracts	Accounts payable	550	781

Total liability derivatives		$6,741	$20,776

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

The following table summarizes the impact of derivative instruments on the Condensed Consolidated Statements of Operations (Unaudited) for the three month periods ended June 28, 2009 and June 29, 2008, respectively, net of tax:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Three month period ended			Three month period ended			Three month period ended
	2009	2008		2009	2008		2009		2008
Commodity contracts	$1,325	$(3,118)	Cost of goods sold	$(1,846)	$(1,460)	Cost of goods sold	$—		$(115)
Interest rate contracts	—	4,453	Interest expense	—	130	Interest expense	(4,877	)(A)	—
Foreign exchange contracts	43	397	Net Sales	101	(40)	Net sales	—		—
Foreign exchange contracts	368	(1,549)	Cost of goods sold	1,646	(2,165)	Cost of goods sold	—		—
Commodity contracts	—	1,135	Discontinued operations	—	1,680	Discontinued operations	—		(23)

Total	$1,736	$1,318		$(99)	$(1,855)		$(4,877)		$(138)

(A)

Included in this amount is $(2,382), net of tax, reflected in the Derivatives Not Designated as Hedging Instruments Under SFAS 133 table, as $(3,841), pre-tax, as a result of a de-designated cash flow hedge as described below.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the impact of derivative instruments on the Condensed Consolidated Statements of Operations (Unaudited) for the nine month periods ended June 28, 2009 and June 29, 2008, respectively, net of tax:

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Nine month period ended			Nine month period ended			Nine month period ended
	2009	2008		2009	2008		2009		2008
Commodity contracts	$(2,978)	$(7,843)	Cost of goods sold	$(5,582)	$(3,683)	Cost of goods sold	$25		$(565)
Interest rate contracts	(4,747)	(3,274)	Interest expense	(159)	821	Interest expense	(8,193	)(A)	—
Foreign exchange contracts	559	692	Net Sales	5	(794)	Net sales	—		—
Foreign exchange contracts	4,967	(7,310)	Cost of goods sold	4,007	(4,842)	Cost of goods sold	—		—
Commodity contracts	—	4,836	Discontinued operations	(243)	4,480	Discontinued operations	(1,643)		9

Total	$(2,199)	$(12,899)		$(1,972)	$(4,018)		$(9,811)		$(556)

(A)

Included in this amount is $(3,839), net of tax, reflected in the Derivatives Not Designated as Hedging Instruments Under SFAS 133 table, as $(6,191), pre-tax, as a result of a de-designated cash flow hedge as described below.

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany payments and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three and nine month periods ended June 28, 2009 and June 29, 2008, the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain or (Loss) Recognized in Income on Derivatives
	Three month period ended		Nine month period ended
	2009	2008	2009	2008
Interest rate contracts(A)	$(3,841)	$—	$(6,191)	$—	Interest expense
Foreign exchange contracts	(2,483)	(877)	3,975	(16,504)	Other (income) expense, net

Total	$(6,324)	$(877)	$(2,216)	$(16,504)

(A)	Amount represents ineffective portion of certain future payments related to an interest rate contract that was de-designated as a cash flow hedge during the pendency of the Bankruptcy Cases.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $22 and $0, respectively, at June 28, 2009 and September 30, 2008. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At June 28, 2009 and September 30, 2008, the Company had posted collateral of $0 and $13,227, respectively, related to such liability positions. The collateral is included in Current—Receivables within the Condensed Consolidated Balance Sheets (Unaudited).

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in Accumulated Other Comprehensive Income (“AOCI”) and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month periods ended June 28, 2009 and June 29, 2008, $8,643 and $714, of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Interest expense. The hedges are generally highly effective, however, during the three month periods ended June 28, 2009 and June 29, 2008, and in connection with the pendency of the Bankruptcy Cases, $7,369 and $0, of pretax derivative losses, respectively, were recorded as adjustments to interest expense for ineffectiveness for such hedges and included in the amounts above. During the nine month periods ended June 28, 2009 and June 29, 2008, $14,814 and $1,550, of pretax derivative losses and gains, respectively, from such hedges were recorded as an adjustment to Interest expense. The hedges are generally highly effective, however, during the nine month periods ended June 28, 2009 and June 29, 2008, and in connection with the pendency of the Bankruptcy Cases, $12,717 and $0, of pretax derivative losses, respectively, were recorded as adjustments to Interest expense for ineffectiveness for such hedges and included in the amounts above. At June 28, 2009 the Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest rates on

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

floating rate debt, exclusive of lender spreads, at the following rates: 5.48% for a notional principal amount of $125,000 through March 2010. During the three month and nine month periods ended June 28, 2009, as a result of the Bankruptcy Cases, a counterparty terminated a series of such contracts prior to their scheduled maturities at a loss to the Company of $7,023. The Company expects the loss on the termination to remain unpaid during the pendency of the Bankruptcy Cases. Upon emergence from the Bankruptcy Filing, as a result of an amendment to the Company’s Senior Term Credit Facility, the Company does not expect the underlying transactions to occur in the future as forecast therefore, the related remaining pretax derivative losses for the expected post-emergence period were reclassified from AOCI into earnings during the quarter ended June 28, 2009. The derivative net loss on open and terminated contracts recorded in AOCI at June 28, 2009 was $0. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 was $3,604, net of tax benefit of $2,209. At June 28, 2009, the portion of derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months was $0. As a result of the early termination of such contracts, the portion of derivative net losses included in the amounts above to be reclassified from AOCI into earnings over the next 12 months is $0. The Company has reclassified this derivative contract as an economic derivative.

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the three month periods ended June 28, 2009 and June 29, 2008, $302 and $255, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Net sales. During the nine month periods ended June 28, 2009 and June 29, 2008, $321 and $1,629, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Net sales. During the three and nine month periods ended June 28, 2009 and June 29, 2008, the pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0. During the three month periods ended June 28, 2009 and June 29, 2008, $2,343 and $2,885, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During the nine month periods ended June 28, 2009 and June 29, 2008, $7,968 and $7,583, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During the three and nine month periods ended June 28, 2009 and June 29, 2008, the pretax derivative adjustment to earnings for ineffectiveness from these contracts was $0. During the nine month period ended June 28, 2009, the Company terminated a series of such contracts prior to their scheduled maturities at a gain, receiving $13,571 in cash. The hedged transactions are expected to occur in the future as forecast therefore, the related pretax derivative gains remain recorded in AOCI. These pretax derivative gains will be reclassified from AOCI into earnings upon the contracts normal scheduled maturities. The derivative net gain on open and terminated contracts recorded in AOCI at June 28, 2009 was $5,105, net of tax expense of $2,211. The derivative net gain on these contracts recorded in AOCI at September 30, 2008 was $3,591, net of tax expense of $1,482. At June 28, 2009, the portion of derivative net gains estimated to be reclassified from AOCI into earnings over the next 12 months was $4,967, net of tax expense. As a result of the early termination of such contracts, the portion of non-cash derivative net gains to be reclassified from AOCI into earnings over the next 12 months included in the amounts above is $5,311, net of tax expense. At June 28, 2009, the Company had a series of such foreign exchange contracts outstanding through September 2010, in the amount of $3,771. At September 30, 2008, $144,776 of such foreign exchange contracts were outstanding.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company is exposed to risk from fluctuating prices for raw materials, including zinc, used in its manufacturing processes. The Company hedges a portion of the risk associated with zinc through the use of commodity call options and swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affected earnings. The call options effectively cap the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended June 28, 2009 and June 29, 2008, $2,934 and $2,448, of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the three month periods ended June 28, 2009 and June 29, 2008, $197 and $6 of pretax derivative gains, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. During the nine month periods ended June 28, 2009 and June 29, 2008, $9,969 and $6,877, of pretax derivative losses, respectively, were recorded as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the nine month periods ended June 28, 2009 and June 29, 2008, $739 and $285, of pretax derivative gains and losses, respectively, were recorded as an adjustment to Cost of goods sold for ineffectiveness. At June 28, 2009, the Company had a series of such swap contracts outstanding through April 2011 with a contract value of $12,511. At September 30, 2008, $31,030 of such commodity contracts were outstanding. The derivative net gain on these contracts recorded in AOCI at June 28, 2009 was $1,326, net of tax expense of $699. During the nine month period ended June 28, 2009, as a result of the Bankruptcy Cases, a counterparty terminated the Company’s open zinc contracts prior to their scheduled maturities at a loss requiring the Company to settle $10,758 in cash. The underlying transactions are expected to occur in the future as forecast therefore, the related pretax derivative losses remain recorded in AOCI and will be reclassified from AOCI into earnings upon the contracts’ normal scheduled maturities. The derivative net loss on the terminated zinc contracts recorded in AOCI at June 28, 2009 was $4,143, net of tax benefit of $2,207. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 was $5,396, net of tax benefit of $2,911. At June 28, 2009, the portion of non-cash derivative net losses estimated to be reclassified from AOCI into earnings over the next 12 months is $3,883, net of tax benefit.

Prior to closure of the growing products portion of the Home and Garden Business, the Company was exposed to risk from fluctuating prices for raw materials used in this business, including urea and DAP. The Company hedged a portion of the risk associated with these materials through the use of commodity call options and swaps. The hedge contracts were designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts were reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The call options effectively capped the floating price on a specified quantity of raw materials through a specified date. The swaps effectively fixed the floating price on a specified quantity of raw materials through a specified date. During the three month periods ended June 28, 2009 and June 29, 2008, $0 and $2,270, of pretax derivative gains, respectively, were recorded as an adjustment to Loss from discontinued operations, net for swap or option contracts settled at maturity. The hedges were generally highly effective, however, during the three month periods ended June 28, 2009 and June 29, 2008, $0 and $2, of pretax derivative gains, respectively, were recorded as an adjustment to Loss from discontinued operations, net for ineffectiveness. During the nine month periods ended June 28, 2009 and June 29, 2008, $2,116 and $7,263, of pretax derivative losses and gains, respectively, were recorded as an adjustment to Loss from discontinued operations, net for swap or option contracts settled at maturity. The hedges were generally highly effective, however, during the nine month periods ended June 28, 2009 and June 29, 2008, $0 and $10, of pretax derivative losses, respectively, were recorded as an

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

adjustment to Loss from discontinued operations, net for ineffectiveness. In connection with closure of the growing products portion of the Home and Garden Business, all amounts related to remaining urea and DAP hedge contracts were deemed ineffective and reclassified from AOCI into earnings. As a result, during the three and nine month periods ending June 28, 2009, $0 and $12,803, of pretax derivative losses, respectively, were recorded as an adjustment to Loss from discontinued operations, net for ineffectiveness. The derivative net loss on urea and DAP contracts recorded in AOCI at September 30, 2008 was $1,886, net of tax benefit of $1,127. At June 28, 2009, there were no amounts remaining in AOCI for urea or DAP contracts. See Note 3, Significant Accounting Policies—Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business.

Derivative Contracts

The Company periodically enters into forward, swap or put option foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Brazilian Reals or Canadian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the Condensed Consolidated Balance Sheets (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During the three month periods ended June 28, 2009 and June 29, 2008, $2,483 and $877, of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. During the nine month periods ended June 28, 2009 and June 29, 2008, $3,975 and $16,504, of pretax derivative gains and losses, respectively, from such hedges were recorded as an adjustment to earnings in Other income, net. At June 28, 2009, $77,035 of such foreign exchange derivative contracts were outstanding. At September 30, 2008, $110,174 of such foreign exchange derivative contracts were outstanding.

During the Company’s nine month period ended June 28, 2009, as a result of the Bankruptcy Cases, the Company determined that a previously designated cash flow hedge relationship associated with an interest rate swap became ineffective as of the Company’s Petition Date. Further, the Company expects to enter into the proposed Term Credit Amendment in connection with implementation of the Plan, and accordingly the Company no longer expects the underlying transactions to occur in the future as forecast. As a result, the Company reclassified approximately $(3,841), pretax, or $(2,382), net of tax and $(6,191), pretax, or $(3,839), net of tax, respectively, of losses from AOCI as an adjustment to earnings in Interest expense for the three and nine month periods ended June 28, 2009. As a result, the portion of derivative net losses to be reclassified from AOCI into earnings over the next 12 months is $0. The Company has reclassified this derivative contract as an economic derivative.

Fair Value of Financial Instruments: Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. SFAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instruments assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The adoption of SFAS 157 did not have a material affect on the Company’s statements of operations, financial position or cash flows.

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

The Company’s derivatives are valued using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. The Company’s derivative portfolio as of June 28, 2009, contains Level 2 instruments and represents interest rate, commodity and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$2,025	$—	$2,025

Total Assets	$—	$2,025	$—	$2,025

Liabilities:
Foreign exchange contracts	$—	$(1,047)	$—	$(1,047)
Interest rate contracts	$—	$(5,694)	$—	$(5,694)

Total Liabilities	$—	$(6,741)	$—	$(6,741)

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

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for a $1,000,000 senior secured U.S. Dollar Term B Loan ($973,998 at June 28, 2009 and $976,458 at September 30, 2008) due March 30, 2013 with interest payable periodically but not less than quarterly at LIBOR plus 4.00%, a €262,000 senior secured Euro Term Loan ($356,920 at June 28, 2009 and $369,283 at September 30, 2008) due March 30, 2013 with interest payable periodically but not less than quarterly at Euro LIBOR plus 4.50%, $2,873 of Senior Subordinated Notes due September 30, 2013 with interest payable semiannually at 8.50%, $347,012 of Senior Subordinated Notes due October 2, 2013 with interest payable semiannually at 12.75% and $700,000 of Senior Subordinated Notes due February 1, 2015 with interest payable semiannually at 7.38%. The total fair value of the Term Loans at June 28, 2009 and September 30, 2008, was approximately $1,102,977 and $997,654, respectively. The total fair value of the Senior Subordinated Notes at June 28, 2009 and September 30, 2008, was approximately $691,943 and $521,874, respectively. See Note 3, Significant Accounting Policies—Derivative Financial Instruments and Note 8, Debt, for further details of the Company’s financial instruments.

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	June 28, 2009		September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(2,530,649)	$(1,944,765)	$(2,523,419)	$(1,647,320)
Interest rate swap agreements	(5,694)	(5,694)	(6,606)	(6,606)
Commodity swap and option agreements	2,025	2,025	(12,515)	(12,515)
Foreign exchange forward agreements	(1,047)	(1,047)	5,251	5,251

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

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

4    OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively, are as follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Net loss	$(36,521)	$(283,862)	$(209,627)	$(483,977)
Other comprehensive income:
Foreign currency translation	19,495	497	(8,790)	39,979
Valuation allowance adjustments	3,611	2,220	4,168	(2,416)
Pension liability adjustments	—	(551)	—	(345)
Net unrealized gain (loss) on derivative instruments	6,841	2,921	9,450	(8,701)

Net change to derive comprehensive income for the period	29,947	5,087	4,828	28,517

Comprehensive loss	$(6,574)	$(278,775)	$(204,799)	$(455,460)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ deficit. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments. The changes in accumulated foreign currency translation for the three and nine month periods ended June 28, 2009 and June 29, 2008, were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

5    NET LOSS PER COMMON SHARE

Net loss per common share for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively, is calculated based upon the following number of shares:

	Company
	Three Months		Nine Months
	2009	2008	2009	2008
Basic	51,397	50,897	51,437	50,923
Effect of restricted stock and assumed conversion of options	—	—	—	—

Diluted	51,397	50,897	51,437	50,923

For the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

6    INVENTORIES

Inventories, which are stated at the lower of cost or market, consist of the following:

	June 28, 2009	September 30, 2008
Raw materials	$70,431	$89,811
Work-in-process	32,198	26,160
Finished goods	258,865	267,289

	$361,494	$383,260

7    GOODWILL AND ACQUIRED INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2008	$117,649	$—	$117,819	$235,468
Additions	2,762	—	—	2,762
Effect of translation	(2,807)	—	(988)	(3,795)

Balance as of June 28, 2009	$117,604	$—	$116,831	$234,435

Intangible Assets:
Trade names Not Subject to Amortization
Balance as of September 30, 2008	$286,260	$57,000	$218,345	$561,605
Reclassification(A)	—	(12,000)	—	(12,000)
Effect of translation	(1,955)	—	(2,513)	(4,468)

Balance as of June 28, 2009	$284,305	$45,000	$215,832	$545,137

Intangible Assets Subject to Amortization
Balance as of September 30, 2008, net	$11,829	$58,357	$111,018	$181,204
Additions(A)	500	12,000	32	12,532
Disposals(B)	—	(11,595)	—	(11,595)
Amortization during period	(793)	(5,137)	(9,629)	(15,559)
Effect of translation	(383)	—	(1,651)	(2,034)

Balance as of June 28, 2009, net	$11,153	$53,625	$99,770	$164,548

Total Intangible Assets, net as of June 28, 2009	$295,458	$98,625	$315,602	$709,685

(A)

During the first quarter of Fiscal 2009, the Company reclassified the Home and Garden Business growing products trade names not subject to amortization to intangible trade names subject to amortization as the trade names had been assigned a useful life through the term of the shutdown period. The Company completed the shut down of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. See Note 1, Description of Business, for further details on the shutdown of the growing products portion of the Home and Garden Business.

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

Intangible assets subject to amortization include proprietary technology, customer relationship intangibles and certain trade names. The carrying value of technology assets was $29,391, net of accumulated amortization of $17,473, at June 28, 2009, and $32,120, net of accumulated amortization of $14,660, at September 30, 2008. The carrying value of customer relationship intangibles was $133,515, net of accumulated amortization of $71,076, at June 28, 2009, and $147,264, net of accumulated amortization of $58,913, at September 30, 2008. The carrying value of trade name intangibles was $1,642, net of accumulated amortization of $9,718 at June 28, 2009, and $1,820, net of accumulated amortization of $9,135 at September 30, 2008. Of the intangible assets acquired in the United acquisition and the Company’s acquisition of Jungle Laboratories Corporation (“Jungle Labs”), customer relationships and technology assets have been assigned a life of approximately 12 years and other intangibles have been assigned lives of 1 year to 4 years. Of the intangible assets acquired in the Company’s acquisition of Tetra, customer relationships have been assigned an estimated useful life of approximately 12 years and technology assets have been assigned a 6 year life.

Amortization expense for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively, is as follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Proprietary technology amortization	$944	$998	$2,813	$2,914
Customer relationships amortization	4,081	4,269	12,163	19,107
Trade names amortization	221	98	583	325

	$5,246	$5,365	$15,559	$22,346

The Company estimates annual amortization expense for the next five fiscal years will approximate $17,026 per year.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

8    DEBT

Debt consists of the following:

	June 28, 2009		September 30, 2008
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$700,000	7.4%	$700,000	7.4%
Senior Subordinated Notes, due October 1, 2013	2,873	8.5%	2,873	8.5%
Senior Subordinated Notes, due October 2, 2013	347,012	12.8%	347,012	12.0%
Term Loan B, U.S. Dollar, expiring March 30, 2013	973,998	6.3%	976,458	6.8%
Term Loan, Euro, expiring March 30, 2013	356,920	5.5%	369,283	9.6%
Un-reimbursed draws on letters of credit	20,004	6.3%	—	—
Revolving Credit Facility, expiring September 28, 2011	—	—	80,000	5.0%
Revolving DIP Credit Facility	60,013	9.0%	—	—
Supplemental Loan	45,000	17.5%	—	—
Other notes and obligations	12,216	11.0%	34,210	9.7%
Capitalized lease obligations	12,613	4.9%	13,583	4.9%

	2,530,649		2,523,419
Less pre-petition debt subject to compromise	1,049,885		—
Less current maturities	154,902		48,637

Long-term debt	$1,325,862		$2,474,782

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps.

Defaults on Pre-Petition Indebtedness

The Bankruptcy Filing, as described in Note 2, Voluntary Reorganization Under Charter 11, constituted an event of default under the Company’s senior secured term credit facility agreement. As a result of such default, the commitments under the senior secured term credit facility immediately terminated and all borrowings, with accrued interest thereon, and all other amounts owed by the Company, including all amounts under outstanding letters of credit, became immediately due and payable. The Proposed Term Credit Amendment, described in Note 2, Voluntary Reorganization Under Chapter 11, would exclude the filing of the Bankruptcy Cases as an event of default. In addition, the filing constituted an event of default under the respective indentures governing the Company’s Variable Rate Notes, the 7 3/8 Notes and the 8 1/2 Notes. As a result of such default, the principal amount plus accrued and unpaid interest on the respective related notes is due and payable. As of February 1, 2009, the aggregate principal amounts outstanding under the senior secured term loan facility is approximately $1,304,557, and the aggregate principal amounts outstanding under the 7 3/8 Notes, the Variable Notes and the 8 1/2 Notes are approximately $700,000, $347,000 and $3,000, respectively.

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

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Senior Term Credit Facility and ABL Facility

During the second quarter of Fiscal 2007, the Company refinanced its outstanding senior credit facilities with the Senior Term Credit Facility pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000,000 U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200,000 U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262,000 Term Loan facility (the “Euro Facility”), and a $50,000 synthetic letter of credit facility (the “L/C Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under the Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of the Company’s senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due on March 30, 2013. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, five business days prior to March 30, 2013.

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

During the nine month period ended June 28, 2009, the Company made $3,373 of scheduled prepayments of term loan indebtedness under its Senior Credit Agreement. Pursuant to an order from the Bankruptcy Court entered on April 22, 2009, the Company is required to make certain adequate protection payments with respect to the Senior Term Credit Facility. These payments include fees, costs and expenses incurred by the agent under the Senior Term Credit Facility and the agent’s professionals. The Company is also required until August 28, 2009 to make cash payments of interest at the non-default rate as and when due pursuant to the terms of the Senior Credit Agreement, subject to certain specified conditions, including, among others, sufficient availability as reflected in the Company’s revised budget prepared in connection with the Company’s DIP Facility, as defined in “Debtor-In-Possession Financing” below.

At June 28, 2009, the aggregate amount outstanding under the Company’s Senior Credit Facilities totaled a U.S. Dollar equivalent of $1,449,213, consisting of principal amounts of $973,998 under the U.S. Dollar Term B Loan, €255,198 under the Euro Facility (USD $356,920 at June 28, 2009), $68,513 under the Revolving DIP Credit Facility, which includes $8,500 in outstanding letters of credit, $20,004 of un-reimbursed letters of credit, and letters of credit outstanding under the L/C Facility totaling $29,778.

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

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. As discussed above, the Bankruptcy Filing constituted an event of default under the Senior Term Credit Facility and the indebtedness under the facility has been accelerated; however, the claims in respect to the Senior Credit Agreement are not impaired under the Proposed Plan and continues to be classified as Long-term debt, net of current maturities, in the Condensed Consolidated Balance Sheets (Unaudited).

The Company expects to enter into the Proposed Term Credit Amendment in connection with implementation of the Plan which, among other things, would increase the interest rates on the senior term loans and provide the Company with more flexibility under the senior secured leverage ratio requirements. See Note 2, Voluntary Reorganization Under Chapter 11, for a further description of the Proposed Term Credit Amendment.

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

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the DIP Facility. The proceeds of borrowings under the DIP Facility are to be used for costs, expenses and fees in connection with the DIP Facility, for working capital requirements of the Company and its subsidiaries’, restructuring costs, and other general corporate purposes, in each case consistent with a budget. Proceeds from the Supplemental Loan shall be used by the Company consistent with the budget, including, without limitation, to repay a portion of the revolving loans outstanding as of the filing of the Bankruptcy Cases.

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

The DIP Facility will mature on the earliest of (a) February 5, 2010, (b) 45 days after the entry of the interim financing order if the permanent financing order has not been entered prior to the expiration of such

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

45 day period, (c) the substantial consummation (as defined in Section 1101 of the Bankruptcy Code and which shall be no later than the “effective date”) of a plan of reorganization filed in the Bankruptcy Cases that is confirmed pursuant to an order entered by the Bankruptcy Court or (d) the termination of the commitment with respect to the DIP Facility. The Final DIP Order constitutes the permanent financing order and, therefore, the Company has satisfied the 45 day requirement. The Company has classified the DIP Facility as current based on the requirement of Emerging Issues Task Force (“EITF”) Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

As a result of borrowings and payments under the DIP Facility during the quarter ended June 28, 2009, the Company had aggregate borrowing availability of approximately $121,487, net of lender reserves of $33,985 and outstanding letters of credit of $8,500, under the DIP Facility.

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

As collateral security for the performance, observance and payment in full of all of the obligations (including pre-petition obligations and the post-petition obligations), the Agent has valid, enforceable and perfected first priority and senior security interests in and liens upon all pre-petition collateral granted under the Company’s guarantee and collateral agreement with respect to the ABL Facility, as well as valid and enforceable first priority and senior security interests in and liens upon all post-petition collateral granted to Agent, for the benefit of itself and the other secured parties, under the Final DIP Financing Order, subject only to liens or encumbrances that were expressly permitted by the ABL Credit Agreement and the guarantee and collateral agreement and any other liens or encumbrances expressly permitted by any financing order that may have priority over the liens in favor of the Agent and the secured parties.

The DIP Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, a maximum variance to budget covenant and other provisions directly relating to the Bankruptcy Cases. The DIP Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due outstanding under the DIP Facility may be accelerated and the rights and remedies of the lenders under the DIP Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligations under the DIP Facility. As of June 28, 2009, the Company was in compliance with all covenants under the DIP Facility.

Under the DIP Credit Agreement, the Supplemental Loan lenders, initially comprised only of the Significant Noteholders, are eligible to receive an equity fee at the Debtors’ emergence of Chapter 11 in connection with implementation of the Plan. The Plan provides for 9.9% of the new common stock to be issued under the Plan to be issued to the Supplemental Loan lenders to satisfy the Supplemental Loan lenders’ claims with respect to the equity fee arrangement.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company currently believes that cash on hand, funds from its operations and availability under the DIP Facility will provide the Company with sufficient liquidity to fund its operations, capital expenditures and debt service obligations under the DIP Facility during Chapter 11 proceedings. Also, the Company expects to have additional liquidity during Chapter 11 proceedings as a result of the stay of certain pre-petition liabilities. However, the Company’s ability to continue as a going concern is predicated upon, among other things, the timely consummation of a satisfactory plan of reorganization, compliance with the provisions of the DIP Facility, the Company’s ability to generate sufficient cash flows from operations and the Company’s ability to obtain financing sufficient to satisfy its future obligations. The Company can provide no assurance that it will be successful in this regard.

Senior Subordinated Notes

At June 28, 2009, the Company had outstanding principal of $700,000 under the 7 3/8 Notes, outstanding principal of $2,873 under the 8 1/2 Notes, and outstanding principal of $347,012 under its Variable Rate Notes, collectively, the Senior Subordinated Notes. The Variable Rate Notes are subject to a variable rate of interest that increases semi-annually, varying depending on whether interest is paid in cash or increased principal. As of June 28, 2009, the Variable Rate Notes has a contract interest rate of 12 3/4%.

The indentures governing the Senior Subordinated Notes contain customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, the creation of liens on assets, merger or consolidation with another company, the transfer or sale of all or substantially all assets, and transactions with affiliates.

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

As discussed above, the Company did not make its February 2, 2009, interest payment on the 7 3/8 Notes. The holders of Senior Subordinated Notes hold unsecured claims in the Bankruptcy Cases with respect to the indebtedness under the Senior Subordinated Notes as of the time of the Bankruptcy Filing. As of June 28, 2009, the Senior Subordinated Notes are presented within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets (Unaudited).

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

The Company’s results of operations for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively, reflect the following pension and deferred compensation benefit costs:

	Three Months		Nine Months
Components of net periodic pension benefit and deferred compensation benefit cost	2009	2008	2009	2008
Service cost	$601	$668	$1,803	$2,004
Interest cost	1,727	1,669	5,179	5,007
Expected return on assets	(1,147)	(1,207)	(3,442)	(3,621)
Amortization of prior service cost	55	63	165	191
Recognized net actuarial loss	39	70	118	208
Employee contributions	(29)	—	(86)	—

Net periodic benefit cost	$1,246	$1,263	$3,737	$3,789

	Three Months		Nine Months
Pension and deferred compensation contributions	2009	2008	2009	2008
Contributions made during period	$2,475	$2,377	$3,724	$4,356

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

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Prior to April 1, 2009, the Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Company suspended all Company contributions to its U.S. subsidiaries defined contribution pension plans effective April 1, 2009. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three and nine month periods ended June 28, 2009, was $134 and $2,583, respectively.

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

10    INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S, federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2005 are closed. However, the Federal net operating loss carryforwards from the Company’s fiscal years ended September 30, 2004 and 2005 are subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforwards are utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2006, 2007, and 2008 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

Certain of the Company’s German legal entities are currently undergoing audits for the fiscal years ended September 30, 2003 through September 30, 2006. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

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

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting. Segment information for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively, is as follows:

	Three Months		Nine Months
	2009	2008	2009	2008
Net sales from external customers
Global Batteries & Personal Care	$296,759	$344,454	$973,594	$1,070,109
Global Pet Supplies	144,594	148,562	419,085	439,431
Home and Garden Business	148,008	145,747	248,447	249,117

Total segments	$589,361	$638,763	$1,641,126	$1,758,657

	Three Months		Nine Months
	2009	2008	2009	2008
Segment profit
Global Batteries & Personal Care	$37,316	$33,230	$124,406	$104,996
Global Pet Supplies	19,221	16,745	45,799	48,834
Home and Garden Business	38,645	31,274	36,870	13,488

Total segments	95,182	81,249	207,075	167,318
Corporate expense	8,209	12,457	24,543	29,962
Restructuring and related charges	3,232	19,876	40,400	30,259
Goodwill and intangibles impairment	—	303,323	—	315,723
Interest expense	48,649	57,106	148,559	172,499
Other (income) expense, net	(841)	1,274	3,546	111

Income (loss) from continuing operations before reorganization items and income taxes	$35,933	$(312,787)	$(9,973)	$(381,236)

	June 28, 2009	September 30, 2008
Segment total assets
Global Batteries & Personal Care	$1,015,657	$1,182,515
Global Pet Supplies	685,176	700,475
Home and Garden Business	291,278	289,628

Total segments	1,992,111	2,172,618
Corporate	34,011	74,861

Total assets at period end	$2,026,122	$2,247,479

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

The following table summarizes restructuring and related charges incurred by segment for the three and nine month periods ended June 28, 2009 and June 29, 2008, respectively:

	Three Months		Nine Months
	2009	2008	2009	2008
Cost of goods sold:
Global Batteries & Personal Care	$171	$13,874	$12,447	$14,081
Global Pet Supplies	232	55	763	164

Total restructuring and related charges in cost of goods sold	403	13,929	13,210	14,245

Operating expenses:
Global Batteries & Personal Care	797	3,491	8,106	8,028
Global Pet Supplies	(20)	356	3,939	1,322
Home and Garden Business	1,168	965	2,949	2,916
Corporate	884	1,135	12,196	3,748

Total restructuring and related charges in operating expenses	2,829	5,947	27,190	16,014

Total restructuring and related charges	$3,232	$19,876	$40,400	$30,259

2009 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Company’s capital structure. The Company recorded $2,423 and $12,515 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2009, are projected at approximately $18,250.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2009:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$—	$—	$—
Provisions	2,729	8,574	11,303
Cash expenditures	(1,368)	(7,622)	(8,990)
Non-cash items	1,292	(391)	901

Accrual balance at June 28, 2009	$2,653	$561	$3,214

Expensed as incurred(A)	$(9)	$1,221	$1,212

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the nine month period ending June 28, 2009, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Personal Care	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2009	$1,162	$2,375	$1,387	$7,591	$12,515
Restructuring and related charges since initiative inception	$1,162	$2,375	$1,387	$7,591	$12,515
Total future estimated restructuring and related charges expected to be incurred	$—	$—	$5,718	$—	$5,718

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). The Company recorded $193 and $12,455 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, and $13,713 during both the three and nine month periods ended June 29, 2008. The Company has recorded $28,854 of pretax restructuring and related charges since the inception of the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $30,100.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and activity that occurred during Fiscal 2009:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$911	$233	$1,144
Provisions	769	518	1,287
Cash expenditures	(1,653)	(483)	(2,136)
Non-cash items	(27)	1	(26)

Accrual balance at June 28, 2009	$—	$269	$269

Expensed as incurred(A)	$—	$11,168	$11,168

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Company recorded $(32) and $54 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, and $22 and $34 during the three and nine month periods ended June 29, 2008, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,351 since the inception of the Latin American Initiatives.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and activity that occurred during Fiscal 2009:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$124	$777	$901
Provisions	(33)	—	(33)
Cash expenditures	(373)	—	(373)
Non-cash items	—	(190)	(190)

Accrual balance at June 28, 2009	$(282)	$587	$305

Expensed as incurred(A)	$87	$—	$87

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Company recorded $1,448 and $12,499 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, and $5,711 and $14,722 during the three and nine month periods ended June 29, 2008, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2009, relate primarily to severance and are projected at approximately $92,700, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that occurred during Fiscal 2009:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$17,575	$3,688	$21,263
Provisions	6,987	(5)	6,982
Cash expenditures	(8,740)	(460)	(9,200)
Non-cash items	(1,189)	667	(522)

Accrual balance at June 28, 2009	$14,633	$3,890	$18,523

Expensed as incurred(A)	$3,027	$2,490	$5,517

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses incurred during the nine month period ending June 28, 2009, the cumulative amount incurred to date and the total future costs expected to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during Fiscal 2009	$6,827	$1,067	$4,605	$12,499
Restructuring and related charges since initiative inception	$49,322	$7,332	$29,054	$85,708
Total future estimated restructuring and related charges expected to be incurred	$—	$660	$6,286	$6,946

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales, marketing and support functions. The Company recorded $3 of pretax Restructuring and related charges during the three and nine month periods ended June 28, 2009, and $8 and $172 during the three and nine month periods ended June 29, 2008, respectively, in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,042 since the inception of the European Initiatives.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that occurred during Fiscal 2009:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$3,054	$479	$3,533
Cash expenditures	(344)	(126)	(470)
Non-cash items	(95)	(8)	(103)

Accrual balance at June 28, 2009	$2,615	$345	$2,960

Expensed as incurred(A)	$—	$3	$3

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives

In connection with the acquisitions of United and Tetra in 2005, the Company implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into the Company’s operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities of the Company’s Global Pet Supplies business. In addition, certain corporate finance functions were shifted to the Company’s global headquarters in Atlanta, Georgia. During the three and nine month periods ended June 28, 2009, the Company recorded $(788) pretax restructuring and related charges to adjust prior estimates and eliminate the accrual. Integration initiatives are now complete.

Effective October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Company recorded $(15) and $1,178 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, and $11 and $131 during the three and nine month periods ended June 29, 2008, respectively, representing the finalization of expenditures in connection with the integration of the United home and garden business. The Company recorded pretax restructuring and related charges of $31,904 since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of June 28, 2009. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Company recorded $0 and $2,491 of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, and $412 and $1,486 during the three and nine month periods ended June 29, 2008, respectively, representing the finalization of expenditures in connection with its integration activities within the Global Pet Supplies business. The Company has recorded pretax restructuring and related charges of $37,053 since the inception of the integration activities within Global Pet Supplies.

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

During the fiscal year ended September 30, 2005, the Company also announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. The Company recorded $0 and $(7) of pretax restructuring and related charges during the three and nine month periods ended June 28, 2009, respectively, in connection with this closure. The costs associated with the initiative are complete and totaled $10,948.

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that occurred during Fiscal 2009:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008	$1,214	$1,519	$2,733
Provisions	2,095	1,220	3,315
Cash expenditures	(1,644)	(1,538)	(3,182)
Reclassification to Liabilities Subject to Compromise(A)	—	(2,004)	(2,004)
Non-cash items	(1,152)	1,128	(24)

Accrual balance at June 28, 2009	$513	$325	$838

Expensed as incurred(B )	$210	$137	$347

(A)

Leases previously exited as part of the Company’s restructuring efforts have been reclassified as Liabilities subject to compromise in accordance with SOP 90-7. The amount was reclassified prior to a $591 loss on rejected lease as a result of the Bankruptcy Cases. See Note 2, Voluntary Reorganization Under Charter 11, for further details on the Company’s Liabilities subject to compromise.

(B)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

Other Costs
Accrual balance at September 30, 2008	$4,985
Provisions	73
Cash expenditures	(1,135)
Reclassification to Liabilities Subject to Compromise(B)	(3,632)
Non-cash expenditures	(291)

Accrual balance at June 28, 2009	$—

Expensed as incurred(C)	$(861)

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

(B)

Leases previously exited as part of the Company’s restructuring efforts have been reclassified as Liabilities subject to compromise in accordance with SOP 90-7. The amount was reclassified prior to a $1,821 gain on

SPECTRUM BRANDS, INC.

Debtor and Debtor-in-Possession

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

rejected lease as a result of the Bankruptcy Cases. See Note 2, Voluntary Reorganization Under Charter 11, for further details on the Company’s Liabilities subject to compromise.
(C)	Consists of amounts not impacting the accrual for restructuring and related charges.

13    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,296, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. (“Microlite”) is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007, the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At June 28, 2009 and September 30, 2008, these amounts totaled approximately $3,793 and $14,243, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited).

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

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The Company adopted SFAS 165 during the third quarter of Fiscal 2009. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. In accordance with SFAS 165, the Company has evaluated subsequent events through August 7, 2009, which is the date on which these financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The statement makes the FASB Accounting Standards Codification (the Codification) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt the statement as required, and the financial statements for the period ending September 30, 2009 will reflect the Codification references. The statement will have no impact on the Company’s results of operations, financial condition or liquidity.

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

Financial Statements for Entities in Reorganization Under Chapter 11

As of June 28, 2009, the Senior Subordinated Notes were guaranteed by all or some combination of the Guarantor Subsidiaries. The foreign subsidiaries did not guarantee these notes. As discussed in Note 2, Voluntary Reorganization Under Chapter 11, all of the Company’s U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The following condensed consolidating financial statements present in one format the financial information required for entities that have filed for reorganization relief under Chapter 11 of the Bankruptcy Code pursuant to SOP 90-7, and the financial information required with respect to those entities which guarantee certain of the Company’s debt. In accordance with SOP 90-7, condensed consolidating financial information is presented below.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Balance Sheet

June 28, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$4,489	$3,541	$56,383	$—	$64,413
Receivables, net	360,935	501,114	(515,197)	—	346,852
Inventories	73,527	136,933	151,034	—	361,494
Assets held for sale	—	316	11,005	—	11,321
Prepaid expenses and other	(3,213)	31,390	25,943	—	54,120

Total current assets	435,738	673,294	(270,832)	—	838,200
Property, plant and equipment, net	38,853	48,291	96,816	—	183,960
Goodwill	—	58,653	175,782	—	234,435
Intangible assets, net	213,907	283,074	212,704	—	709,685
Deferred charges and other	688,644	410,837	(1,479,823)	420,846	40,504
Debt issuance costs	19,338	—	—	—	19,338
Investments in subsidiaries	3,759,410	3,244,838	3,408,565	(10,412,813)	—

Total assets	$5,155,890	$4,718,987	$2,143,212	$(9,991,967)	$2,026,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$292,343	$11	$(137,452)	$—	$154,902
Accounts payable	599,674	362,595	(543,027)	(252,030)	167,212
Accrued liabilities	157,755	46,541	91,361	—	295,657

Total current liabilities	1,049,772	409,147	(589,118)	(252,030)	617,771
Long-term debt, net of current maturities	1,314,115	585,990	(574,243)	—	1,325,862
Employee benefit obligations, net of current portion	7,624	(1,434)	35,400	—	41,590
Deferred income taxes	164,969	(34,126)	(9,015)	1	121,829
Other	7,809	—	35,350	—	43,159

Total liabilities	2,544,289	959,577	(1,101,626)	(252,029)	2,150,211
Liabilities subject to compromise	1,105,962	—	—	—	1,105,962
Shareholders’ equity:
Common stock	691	451	613,953	(614,404)	691
Additional paid-in capital	676,122	2,172,023	2,756,463	(4,928,190)	676,418
Accumulated deficit	(1,776,520)	(420,110)	(209,278)	501,365	(1,904,543)
Accumulated other comprehensive income (loss)	2,682,237	2,007,046	83,700	(4,698,709)	74,274

	1,582,530	3,759,410	3,244,838	(9,739,938)	(1,153,160)
Less treasury stock, at cost	(76,891)	—	—	—	(76,891)

Total shareholders’ equity	1,505,639	3,759,410	3,244,838	(9,739,938)	(1,230,051)

Total liabilities and shareholders’ equity	$5,155,890	$4,718,987	$2,143,212	$(9,991,967)	$2,026,122

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Three Month Period Ended June 28, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$86,941	$308,661	$193,759	$—	$589,361
Cost of goods sold	46,078	210,806	101,777	—	358,661
Restructuring and related charges	9,258	232	(9,087)	—	403

Gross profit	31,605	97,623	101,069	—	230,297
Operating expenses:
Selling	12,614	33,539	48,886	—	95,039
General and administrative	17,871	10,157	14,347	—	42,375
Research and development	4,153	1,340	820	—	6,313
Restructuring and related charges	1,060	1,142	627	—	2,829

	35,698	46,178	64,680	—	146,556
Operating (loss) income	(4,093)	51,445	36,389	—	83,741
Interest expense	36,589	6,435	5,625	—	48,649
Other (income) expense, net	(42,805)	(39,292)	(420)	81,676	(841)

Income from continuing operations before reorganization items, net and income taxes	2,123	84,302	31,184	(81,676)	35,933
Reorganization items, net	56,880	5,641	—	—	62,521

(Loss) income from continuing operations before income taxes	(54,757)	78,661	31,184	(81,676)	(26,588)
Income tax (benefit) expense	(17,177)	19,143	5,927	—	7,893

(Loss) income from continuing operations	(37,580)	59,518	25,257	(81,676)	(34,481)
Loss from discontinuing operations, net of tax	1,015	(3,055)	—	—	(2,040)

Net (loss) income	$(36,565)	$56,463	$25,257	$(81,676)	$(36,521)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Three Month Period Ended June 29, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$88,130	$298,034	$283,150	$(30,551)	$638,763
Cost of goods sold	49,578	196,227	167,003	(30,327)	382,481
Restructuring and related charges	—	54	13,875	—	13,929

Gross profit	38,552	101,753	102,272	(224)	242,353
Operating expenses:
Selling	17,104	48,702	69,343	64	135,213
General and administrative	22,296	7,037	16,035	—	45,368
Goodwill and intangibles impairment	—	210,959	92,364	—	303,323
Research and development	3,865	1,488	1,556	—	6,909
Restructuring and related charges	1,561	1,321	3,065	—	5,947

	44,826	269,507	182,363	64	496,760
Operating loss	(6,274)	(167,754)	(80,091)	(288)	(254,407)
Interest expense	44,271	5,929	6,944	(38)	57,106
Other income, net	267,748	70,385	692	(337,551)	1,274

Loss from continuing operations before income taxes	(318,293)	(244,068)	(87,727)	337,301	(312,787)
Income tax (benefit) expense	(34,723)	18,700	(17,849)	—	(33,872)

Loss from continuing operations	(283,570)	(262,768)	(69,878)	337,301	(278,915)
Loss from discontinued operations, net of tax	—	(4,947)	—	—	(4,947)

Net loss	$(283,570)	$(267,715)	$(69,878)	$337,301	$(283,862)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Nine Month Period Ended June 28, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$283,829	$738,184	$619,113	$—	$1,641,126
Cost of goods sold	161,578	539,353	321,983	—	1,022,914
Restructuring and related charges	17,802	763	(5,355)	—	13,210

Gross profit	104,449	198,068	302,485	—	605,002
Operating expenses:
Selling	50,737	95,053	155,430	—	301,220
General and administrative	50,943	24,640	41,239	—	116,822
Research and development	11,213	4,050	2,375	—	17,638
Restructuring and related charges	16,813	5,694	4,683	—	27,190

	129,706	129,437	203,727	—	462,870
Operating (loss) income	(25,257)	68,631	98,758	—	142,132
Interest expense	112,697	19,410	16,452	—	148,559
Other (income) expense, net	(68,374)	(39,104)	3,994	107,030	3,546

(Loss) income from continuing operations before reorganization items, net and income taxes	(69,580)	88,325	78,312	(107,030)	(9,973)
Reorganization items, net	77,812	6,020	—	—	83,832

(Loss) income from continuing operations before income taxes	(147,392)	82,305	78,312	(107,030)	(93,805)
Income tax expense (benefit)	30,896	(20,628)	21,574	—	31,842

(Loss) income from continuing operations	(178,288)	102,933	56,738	(107,030)	(125,647)
Income (loss) from discontinuing operations, net of tax	3,856	(87,836)	—	—	(83,980)

Net (loss) income	$(174,432)	$15,097	$56,738	$(107,030)	$(209,627)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Operations

Nine Month Period Ended June 29, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$248,335	$726,144	$884,200	$(100,022)	$1,758,657
Cost of goods sold	136,588	514,212	529,168	(100,052)	1,079,916
Restructuring and related charges	5	164	14,076	—	14,245

Gross profit	111,742	211,768	340,956	30	664,496
Operating expenses:
Selling	57,979	121,515	203,834	200	383,528
General and administrative	58,621	33,860	46,576	—	139,057
Goodwill and intangibles impairment	—	223,359	92,364	—	315,723
Research and development	10,204	4,622	3,974	—	18,800
Restructuring and related charges	7,184	4,238	4,592	—	16,014

	133,988	387,594	351,340	200	873,122
Operating loss	(22,246)	(175,826)	(10,384)	(170)	(208,626)
Interest expense	136,137	18,374	18,100	(112)	172,499
Other expense (income), net	242,785	(35,640)	(8,258)	(198,776)	111

Loss from continuing operations before income taxes	(401,168)	(158,560)	(20,226)	198,718	(381,236)
Income tax expense (benefit)	37,736	18,439	(6,975)	—	49,200

Loss from continuing operations	(438,904)	(176,999)	(13,251)	198,718	(430,436)
(Loss) income from discontinued operations, net of tax	(34)	(8,511)	4	—	(8,541)

Net loss	$(438,938)	$(185,510)	$(13,247)	$198,718	$(438,977)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended June 28, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(71,478)	$73,023	$(437,161)	$392,252	$(43,364)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,634)	(944)	(3,028)	—	(5,606)
Proceeds from sale of property, plant and equipment and investments	15	—	359	—	374
Intercompany investments	—	39	(39)	—	—

Net cash used by investing activities from continuing operations	(1,619)	(905)	(2,708)	—	(5,232)
Net cash used by investing activities from discontinuing operations	—	(860)	—	—	(860)

Net cash used by investing activities	(1,619)	(1,765)	(2,708)	—	(6,092)
Cash flows from financing activities:
Reduction of debt	(240,460)	—	(567)	—	(241,027)
Proceeds from debt financing	169,199	—	(13,937)	—	155,262
Debt issuance costs	(8,250)	—	—	—	(8,250)
Debtor in possession revolving credit facility activity, net	60,013	—	—	—	60,013
Proceeds from supplemental loan	45,000	—	—	—	45,000
Treasury stock purchases	(61)	—	—	—	(61)
Proceeds from (advances related to) intercompany transactions	42,359	(71,384)	421,277	(392,252)	—

Net cash provided (used) by financing activities	67,800	(71,384)	406,773	(392,252)	10,937
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,841)	—	(1,841)

Net decrease in cash and cash equivalents	(5,297)	(126)	(34,937)	—	(40,360)
Cash and cash equivalents, beginning of period	9,786	3,667	91,320	—	104,773

Cash and cash equivalents, end of period	$4,489	$3,541	$56,383	$—	$64,413

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Debtor and Debtor-in-Possession

Condensed Consolidating Statement of Cash Flows

Nine Month Period Ended June 29, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities	$(1,026,762)	$(5,539)	$19,561	$882,150	$(130,590)
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,780)	(4,541)	(6,412)	—	(12,733)
Proceeds from sale of property, plant and equipment and investments	—	—	154	—	154
Intercompany investments	605,259	(605,259)	—	—	—

Net cash provided (used) by investing activities of continuing operations	603,479	(609,800)	(6,258)	—	(12,579)
Net cash provided by investing activities of discontinued operations	—	13,028	—	—	13,028

Net cash provided (used) by investing activities	603,479	(596,772)	(6,258)	—	449
Cash flows from financing activities:
Reduction of debt	(269,015)	—	929	—	(268,086)
Proceeds from debt financing	396,000	—	—	—	396,000
Debt issuance costs	(152)	—	—	—	(152)
Treasury stock purchases	(690)	—	—	—	(690)
(Advances related to) proceeds from intercompany transactions	289,491	604,273	(11,614)	(882,150)	—

Net cash provided (used) by financing activities	415,634	604,273	(10,685)	(882,150)	127,072
Effect of exchange rate changes on cash and cash equivalents	—	—	5,913	—	5,913

Net increase in cash and cash equivalents	(7,649)	1,962	8,531	—	2,844
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$3,953	$3,435	$65,309	$—	$72,697

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

In May 2008, we entered into a definitive agreement for the sale of Global Pet Supplies with Salton Inc. (“Salton”) and Applica Pet Products LLC (“Applica”), each controlled affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. We were unable to obtain the consent of the lenders under our senior credit facilities to the transaction, and, in July 2008, we entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. Pursuant to the termination agreement, as a condition to the termination, we paid Salton and Applica $3 million as a reimbursement of expenses.

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business for our fiscal year ending September 30, 2009 (“Fiscal 2009”). We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. As of March 29, 2009, we have completed the shutdown of the growing products portion of the Home and Garden Business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

On December 15, 2008, we were advised that our common stock would be suspended from trading on the New York Stock Exchange (the “NYSE”) prior to the opening of the market on December 22, 2008. We were advised that the decision to suspend our common stock was reached in view of the fact that we had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, the minimum threshold for listing on the NYSE. Our common stock was delisted from the NYSE effective January 23, 2009. Our common stock is currently quoted on the Pink Sheet Electronic Quotation Service. However there can be no assurances that a broker-dealer will make a market in our common stock.

Chapter 11 Proceedings

On February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our outstanding senior subordinated notes (the “Significant Noteholders”), to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. The agreements contemplated that the refinancing would occur pursuant to a pre-arranged plan of reorganization that would be supported by each of the Significant Noteholders. On the same day, we and our wholly owned U.S. subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code, in the U.S. Bankruptcy Court (the “Bankruptcy Court”) for the Western District of Texas (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”), as discussed below, that details our proposed terms for the refinancing. The Chapter 11 cases are being jointly administered by the Bankruptcy Court as Case No. 09-50456 (the “Bankruptcy Cases”).

On February 24, 2009, stockholder Mittleman Brothers LLC sent a letter to the U.S. Trustee requesting the appointment of an official committee of equity security holders for the Bankruptcy Cases (an “Equity Committee”). On March 6, 2009, the U.S. Trustee filed a Notice of Appointment of Committee of Equity Security Holders, appointing the Equity Committee consisting of Mittleman Brothers LLC (Equity Committee Chairperson), Ralston H. Coffin, Cookie Jar LLC, and Peter and Karen Locke, Living Trust. The Equity Committee, which opposes the Plan, has indicated that it believes that shares of our stock have substantial value. The Debtors disagree with the Equity Committee’s views on valuation.

On June 15, 2009, in connection with the Proposed Plan of Reorganization, we entered into a commitment letter, a copy of which is attached hereto as Exhibit 10.41 and incorporated herein by reference, with General Electric Capital Corporation (“GE Capital”), pursuant to which GE Capital has agreed to provide a senior secured revolving credit facility of up to $242 million to finance, among other things, the Debtors’ emergence from the Bankruptcy Cases and our ongoing working capital needs. The financing is subject to satisfaction of customary conditions to closing, including, without limitation, confirmation of the Proposed Plan by the Bankruptcy Court, the execution and delivery of definitive documentation, compliance with a minimum excess availability threshold and the payment of certain fees and expenses. The proposed financing is in the form of an asset-based revolving credit facility, which would be secured by our U.S. subsidiaries’ accounts receivable and inventories and would replace our current $235 million debtor-in-possession credit facility on the effective date of a plan of reorganization. The proposed principal terms of the credit facility are included in a summary of terms attached to the above-referenced commitment letter. Obtaining satisfactory credit availability under an exit facility is a condition precedent to the effective date of the Plan and, therefore, the Debtors’ emergence from chapter 11 bankruptcy. There can be no assurances that the Debtors will be able to agree to definitive terms with GE Capital or to otherwise consummate this financing.

Confirmation of the Proposed Plan

We previously publicly disclosed that the Proposed Plan had provided for reinstatement of our Senior Term Credit Facility under Section 1124 of the Bankruptcy Code. The agent under the Senior Term Credit Facility on behalf of the senior term lenders (the “Senior Term Agent”) had alleged that the Proposed Plan did not leave the rights of the term lenders under the Senior Term Credit Facility unimpaired and therefore did not reinstate the Senior Term Credit Facility claims without alteration. We vigorously defended our position that the terms under the Senior Term Credit Facility could be reinstated. On June 24, 2009, we announced that we had reached agreement with our senior term lenders on a settlement that would resolve the senior term lenders’ objection to the Proposed Plan. Pursuant to the settlement, we amended the Proposed Plan to provide that the Senior Term Credit Facility would be amended upon any consummation of the Proposed Plan, among other things, to include: (1) a floor on the LIBOR rate of 150 basis points, (2) an increase of 250 basis points in the applicable rate to apply to each tranche of the facility, (3) increased required senior leverage ratios to allow a maximum senior leverage ratio of 5.75 through September 2010, 5.50 from October 2010 through September 2011 and 5.00 thereafter and (4) a change in the maturity of the senior term loans from March 2013 to June 2012. A form of amendment has been approved by the requisite lenders under the Senior Term Credit Facility and has been filed with the Bankruptcy Court (the “Proposed Term Credit Amendment”).

The Bankruptcy Court overruled the objections of the Equity Committee to the Proposed Plan and on June 25, 2009, approved on the record the Proposed Plan, as amended, at the conclusion of the confirmation hearing. The Bankruptcy Court entered an order (the “Confirmation Order”) on July 15, 2009 confirming the Second Modification to Joint Plan of Reorganization (the “Plan”) of Debtors and Debtors-in-Possession.

The refinancing provided for in the Plan would effect the cancellation of existing obligations evidenced by our public senior subordinated notes and the creation of new common stock and a new series of notes to be issued by us upon reorganization to the noteholders. Our common stock would be extinguished under the Plan, and no distributions will be made to holders of our equity. The claims of existing secured and other general unsecured creditors other than the noteholders would be reinstated or unimpaired, and thus would receive payment of their claims on existing terms either in the ordinary course or upon consummation of the Plan.

On July 15, 2009, the Equity Committee filed a notice indicating that it was appealing the Confirmation Order (such appeal, the “Equity Committee Appeal”). The Equity Committee has, since then, filed a variety of pleadings in connection with its appeal, including motions to stay the Confirmation Order pending the Equity Committee’s appeal. On July 23, 2009, the United States District Court for the Western District of Texas declined to stay the Confirmation Order. On July 27, 2009, the Fifth Circuit entered an order granting a temporary stay of all proceedings pending in the Bankruptcy Court and the district court and has permitted the district court to consider on an expedited basis whether to certify the Equity Committee’s appeal of the district court’s stay denial to the Fifth Circuit. On July 27, 2009, the Equity Committee filed in the Fifth Circuit an emergency motion to stay the Confirmation Order pending appeal and contended in that motion that it was essential for the Fifth Circuit to issue an emergency stay. That same day, the Fifth Circuit issued an order that “suspended” the district court’s denial of a stay of the Confirmation Order “until further order” of the Fifth Circuit and likewise stayed proceedings in the bankruptcy court and the district court “until further order” of the Fifth Circuit. In light of the allegations that the Equity Committee made in its emergency motion to stay the Confirmation Order pending appeal, the Fifth Circuit issued its order before the Debtors had an opportunity to respond. After the Debtors filed a response to the Equity Committee’s motion and a motion to dismiss the appeal, arguing that the Fifth Circuit lacked jurisdiction and that the Equity Committee had failed to follow legally required procedures, the Fifth Circuit modified its stay order on July 30, 2009 to allow limited additional proceedings in the district court. In granting the stay, the Fifth Circuit made no final decision concerning the substantive merits of the Equity Committee’s appeal or its request to stay the Confirmation Order until the appeal is finally resolved. The Debtors continue to oppose the Equity Committee’s appeal and requests to stay the Confirmation Order during the pendency of the appeal, and have filed pleadings with the district court and the Fifth Circuit Court in support of the Debtors’ position. As of the date of this Quarterly Report on Form 10-Q, the appeal remains pending and the temporary stay by the Fifth Circuit Court remains in effect.

We intend to continue to operate our business as debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court until the effective date of the Plan. The general impact, if any, that the Bankruptcy Cases may have on our operations cannot be accurately predicted or quantified. If the Confirmation Order is overturned or consummation of a plan of reorganization does not occur expeditiously, the Bankruptcy Cases could adversely affect our relationships with our customers, employees and suppliers. For additional information about certain risks associated with our ongoing operations, please see “Risk Factors.” As such, and because our structure, including, without limitation, our number of outstanding shares, shareholders, majority shareholders, assets, liabilities, officers and, or directors may be significantly different following the outcome of the Bankruptcy Cases than prior to the filing of the Bankruptcy Cases, the description of business operations, planned operations and properties described in this Quarterly Report on Form 10-Q may not accurately reflect our operations and business plans following a bankruptcy reorganization.

In addition, our operating performance will also continue to be influenced by a number of factors including: general economic conditions; foreign exchange fluctuations; trends in consumer markets; our overall product line mix, including pricing and gross margin, which vary by product line and geographic market; pricing of raw materials and commodities; fuel prices; and our general competitive position, especially as impacted by our competitors’ advertising and promotional activities and pricing strategies. Due to business seasonality, our operating results for the three and nine month periods ended June 28, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending September 30, 2009.

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

Fresh-Start Reporting

As required by SOP 90-7 we will adopt fresh-start reporting upon emergence from Chapter 11, which is currently expected to occur during the fourth quarter of Fiscal 2009. The financial statements for the periods ended June 28, 2009 and prior do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh-start reporting.

Results of Operations

Fiscal Quarter and Fiscal Nine Month Periods Ended June 28, 2009 Compared to Fiscal Quarter and Fiscal Nine Month Periods Ended June 29, 2008

In this Quarterly Report on Form 10-Q we refer to the three month period ended June 28, 2009 as the “Fiscal 2009 Quarter,” the nine month period ended June 28, 2009 as the “Fiscal 2009 Nine Months,” the three month period ended June 29, 2008 as the “Fiscal 2008 Quarter” and the nine month period ended June 29, 2008 as the “Fiscal 2008 Nine Months.”

For the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, we have presented the Canadian division of the Home and Garden Business, which was sold on November 1, 2007, as discontinued operations. For the Fiscal 2009 Quarter, the Fiscal 2009 Nine Months, the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, we have presented the growing products portion of the Home and Garden Business, which our board of directors committed to shutdown in November 2008 and the shutdown was completed during the second quarter of Fiscal 2009, as discontinued operations. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the sale of the Canadian division of the Home and Garden Business and the shutdown of the growing products portion of the Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2009 Quarter, the Fiscal 2008 Quarter, the Fiscal 2009 Nine Months and the Fiscal 2008 Nine Months reflect results only from our continuing operations.

Net Sales. Net sales for the Fiscal 2009 Quarter decreased to $589 million from $634 million in the Fiscal 2008 Quarter, a 7.1% decrease. The following table details the principal components of the change in net sales from the Fiscal 2008 Quarter to the Fiscal 2009 Quarter (in millions):

Net Sales
Fiscal 2008 Quarter Net Sales	$639
Increase in Home and Garden control product sales	2
Increase in Pet product sales	1
Decrease in Global Batteries & Personal Care specialty battery sales	(11)
Decrease in Global Batteries & Personal Care lighting product sales	(3)
Decrease in Global Batteries & Personal Care alkaline battery sales	(2)
Decrease in Global Batteries & Personal Care Remington branded product sales	(1)
Foreign currency impact, net	(36)

Fiscal 2009 Quarter Net Sales	$589

Net sales for the Fiscal 2009 Nine Months decreased to $1,641 million from $1,754 million in the Fiscal 2008 Nine Months, a 6.4% decrease. The following table details the principal components of the change in net sales from the Fiscal 2008 Nine Months to the Fiscal 2009 Nine Months (in millions):

Net Sales
Fiscal 2008 Nine Months Net Sales	$1,758
Increase in Global Batteries & Personal Care alkaline battery sales	22
Increase in Global Batteries & Personal Care Remington branded product sales	14
Decrease in Global Batteries & Personal Care specialty battery sales	(29)
Decrease in Pet product sales	(9)
Decrease in Global Batteries & Personal Care lighting product sales	(6)
Foreign currency impact, net	(109)

Fiscal 2009 Nine Months Net Sales	$1,641

Consolidated net sales by product line for the Fiscal 2009 Quarter, the Fiscal 2008 Quarter, the Fiscal 2009 Nine Months and the Fiscal 2008 Nine Months are as follows (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2009	2008	2009	2008
Product line net sales
Battery sales	$185	$218	$590	$655
Pet product sales	145	148	419	439
Home and Garden control product sales	148	146	249	249
Shaving and grooming product sales	49	53	166	177
Personal care product sales	44	52	158	169
Lighting product sales	18	22	59	69

Total net sales to external customers	$589	$639	$1,641	$1,758

Global consumer battery sales decreased $33 million in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter, primarily driven by unfavorable foreign exchange translation of $20 million coupled with decreased consumer battery sales in Latin America and Europe of $15 million and $5 million, respectively. These declines were offset by increased consumer battery sales, mainly alkaline batteries, in North America of $7 million. The alkaline battery sales increase in North America is mainly attributable to higher volume at a major customer. The decreased consumer battery sales, mainly zinc carbon batteries, in Latin America continues to be due to a slow down in economic conditions in all countries and inventory de-stocking at retailers mainly in Brazil. Global consumer battery sales decreased $65 million in the Fiscal 2009 Nine Months when compared to the Fiscal 2008 Nine Months, primarily driven by unfavorable foreign exchange translation of $58 million coupled with decreased consumer battery sales in Latin America and Europe of $44 million and $10 million, respectively. The decreases in Latin America and Europe are a result of the same factors mentioned above for the Fiscal 2009 Quarter. Offsetting theses declines are increased consumer battery sales, mainly alkaline, in North America of $47 million. The alkaline battery sales increase in North America is mainly due to higher volume at a major customer coupled with new distribution.

The Fiscal 2009 Quarter and the Fiscal 2009 Nine Months pet product sales versus the comparable periods in the prior year decreased $3 million, or 2%, and $20 million, or 5%, respectively. The decrease of $3 million during the Fiscal 2009 Quarter is primarily attributable to decreased aquatics sales of $3 million coupled with unfavorable foreign exchange impacts of $4 million. These decreases were partially offset by increases of $4 million within specialty pet products. The decline in aquatics sales was primarily a result of decreased sales of large equipment due to the slow down in economic conditions which was partially tempered by the increased sales of consumables, such as fish food. The increase of $4 million in specialty pet products is a result of our expanded Dingo brand sales and price increases on select products, primarily in the U.S. The decrease of $20 million during the Fiscal 2009 Nine Months is primarily due to declines within aquatics sales of $22 million and unfavorable foreign exchange of $11 million, partially offset by increased sales within specialty pet products of $12 million. The decrease in aquatics sales of $22 million during the Fiscal Nine Months was attributable to declines in the U.S., Europe and Pacific Rim of $10 million, $10 million and $2 million, respectively. The declines in Europe were due to inventory de-stocking at retailers and the poor weather season whereas the declines in the Pacific Rim and U.S. were as a result of the slow down in economic conditions. The increased specialty pet product sales of $12 million during the Fiscal 2009 Nine Months was a result of the same factors mentioned above for the Fiscal 2009 Quarter.

The Fiscal 2009 Quarter sales of home and garden control products versus the Fiscal 2008 Quarter increased $2 million primarily due to increased repellant sales at a major customer. The Fiscal 2009 Nine Months in comparison to the Fiscal 2008 Nine Months sales of home and garden control products were flat at $249 million.

Electric shaving and grooming sales in the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months, compared to the same periods last year, decreased $4 million, or 8%, and $11 million, or 6%, respectively, primarily due to unfavorable foreign exchange translation of $5 million and $16 million, respectively. Excluding the unfavorable foreign exchange translation, electronic shaving and grooming sales increased $1 million and $5 million during the Fiscal 2009 Quarter and Fiscal 2009 Nine Months, respectively, compared to the same periods last year. Contributing to the increase in electric shaving and grooming products, excluding unfavorable foreign exchange translation, for the Fiscal 2009 Quarter were increases within Europe and Australia driven by new product launches, pricing and promotions, which were tempered by slight declines in North America. The increase during the Fiscal 2009 Nine Months was also attributable to increases within Europe, as well as slight gains in both North America and Latin America.

Net sales of electronic personal care products for the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months decreased $8 million, or 15%, and $11 million, or 7%, respectively, when compared to the same periods last year. The decrease of $8 million in the Fiscal 2009 Quarter was attributable to unfavorable foreign exchange translation of $6 million coupled with slight declines in both North America and Europe, which was partially offset by a slight increase in sales within Latin America. The decrease of $11 million during the Fiscal 2009 Nine Months was attributable to unfavorable foreign exchange impacts of $20 million offset by increases within Europe and Latin America of $8 million and $2 million, respectively. The increased sales within Europe and Latin America were a result of successful product launches, mainly in women’s hair care. Sales of electronic personal care products were down slightly in North America during the Fiscal 2009 Nine Months.

Sales of portable lighting products in the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months decreased $4 million, or 18%, and $10 million, or 14%, respectively, when compared to the same periods last year. The $4 million decrease in the Fiscal 2009 Quarter is primarily related to unfavorable foreign exchange translation of $1 million coupled with declines within North America and Latin America of $2 million and $1 million, respectively, due to a slow down in economic conditions. The $10 million decrease in the Fiscal 2009 Nine Months was related to unfavorable foreign exchange translation of $4 million coupled with decreases across all regions as a result of the slow down in economic conditions.

Gross Profit. Gross profit for the Fiscal 2009 Quarter was $230 million versus $242 million for the Fiscal 2008 Quarter. Our gross profit margin for the Fiscal 2009 Quarter increased to 39.1% from 37.9% in the Fiscal 2008 Quarter. Gross profit for the Fiscal 2009 Nine Months was $605 million versus $664 million for the Fiscal 2008 Nine Months. Our gross profit margin for the Fiscal 2009 Nine Months decreased to 36.9% from 37.8% in the Fiscal 2008 Nine Months. Cost of goods sold during the Fiscal 2009 Quarter and Fiscal 2009 Nine Months included Restructuring and related charges of approximately $0 million and $13 million, respectively, whereas the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months included Restructuring and related charges of approximately $14 million for both periods. The Restructuring and related charges incurred in the Fiscal 2009 Nine Months were associated with our exit of our battery manufacturing facility in Ningbo, China, various cost cutting initiatives in connection with our Global Pet Supplies business and European operations within our Global Batteries and Personal Care business and our global realignment announced in January 2007. The Restructuring and related charges incurred in the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months were primarily related the exit of our battery manufacturing facility in Ningbo, China. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for the Fiscal 2009 Quarter totaled $147 million versus $497 million for the Fiscal 2008 Quarter, representing a decrease of $350 million. The decrease in operating expense during the Fiscal 2009 Quarter is primarily attributable to the non-recurrence of the impairment charge of $303 million recorded in the Fiscal 2008 Quarter. See Note 3, Significant Accounting Policies—Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the non-cash pretax impairment charge. Also contributing to the decline in operating expenses is a $40 million decrease of Selling expense. The decrease in Selling expense is related to favorable foreign exchange impacts of $8 million coupled with lower distribution costs, a global reduction of marketing and advertising expense and headcount.

Operating expenses for the Fiscal 2009 Nine Months totaled $463 million versus $873 million for the Fiscal 2008 Nine Months, representing a decrease of $410 million. The decrease in operating expense during the Fiscal 2009 Nine Months is primarily attributable to the non-recurrence of the impairment charge of $316 million recorded in the Fiscal 2008 Nine Months. See Note 3, Significant Accounting Policies—Intangible Assets, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q, for additional information on the non-cash pretax impairment charge. The decrease in Selling expense of $82 million is related to favorable foreign exchange impacts of $24 million coupled with lower distribution costs, a global reduction of marketing and advertising expense and headcount. The decrease in General and administrative costs of $22 million is primarily related to favorable foreign exchange impacts of $3 million, ongoing organizational streamlining and the non-recurrence of a $13 million charge recorded during the Fiscal 2008 Nine Months related to the catch-up of depreciation and amortization associated with the Home and Garden Business incurred as a result of our reclassification of the Home and Garden Business from discontinued operations to continuing operations. See “Introduction” above and “Segment Results—Home and Garden” below as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding the reclassification of the Home and Garden Business. These favorable items were partially offset by Restructuring and related charges of $27 million in the Fiscal 2009 Nine Months verses $16 million in the Fiscal 2008 Nine Months. The Restructuring and related charges incurred in the Fiscal 2009 Nine Months are primarily related to consulting, legal and accounting fees related to the evaluation of our capital structure coupled with various cost cutting initiatives in connection our Global Pet Supplies business and European operations within our Global Batteries and Personal Care business, the exit of our battery manufacturing facility in Ningbo, China and our global realignment announced in January 2007. The Restructuring and related charges incurred during the Fiscal 2008 Nine Months were primarily related to the exit of our battery manufacturing facility in Ningbo, China and our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment Results. As discussed above, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) the Home and Garden Business.

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for this business during Fiscal 2009. On November 1, 2007, we completed the sale of the Canadian division of the Home and Garden Business. We do not present results of the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business in “Segment Results” because we have designated such businesses as discontinued operations. For additional information about the results of operations of the growing products portion of the Home and Garden Business and the sale of the Canadian division of the Home and Garden Business, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Discontinued Operations” and Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q.

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

Global Batteries & Personal Care

	Fiscal Quarter		Fiscal Nine Months
	2009	2008	2009	2008
	(in millions)
Net sales to external customers	$297	$344	$974	$1,070
Segment profit	$37	$33	$124	$105
Segment profit as a % of net sales	12.5%	9.6%	12.7%	9.8%
Assets as of June 28, 2009 and September 30, 2008	$1,016	$1,183	$1,016	$1,183

Segment net sales to external customers in the Fiscal 2009 Quarter decreased $47 million to $297 million from $344 million during the Fiscal 2008 Quarter, a 14% decrease. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2009 Quarter by approximately $31 million. Global battery sales decreased $13 million, excluding foreign exchange, or 6%, in the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter primarily due to an $11 million, or 11%, decrease in sales of specialty batteries, which includes zinc carbon batteries, primarily in Latin America. This decrease in Latin America is primarily attributable to a slow down in consumer spending and inventory de-stocking at retailers. Sales of alkaline batteries also declined slightly by $2 million during the Fiscal 2009 Quarter. The decline in alkaline battery sales was due to decreases in Europe and Latin America of $5 million and $4 million, respectively, also due to a slow down in consumer spending and inventory de-stocking at retailers. The declines in Europe and Latin America were offset by increased alkaline battery sales of $5 million in North America. The increased alkaline battery sales in North America are attributable to increased volume at a major customer. Excluding unfavorable foreign exchange impacts, electronic shaving and grooming sales increased $1 million during the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter due to increases within Europe driven by new product launches, pricing and promotions, which were tempered by slight declines in North America. Excluding unfavorable foreign exchange, net sales of electronic personal care products for the Fiscal 2009 Quarter decreased $2 million, or 4%, versus the Fiscal 2008 Quarter. This decrease was primarily attributable to slight declines in both North America and Europe, which was partially offset by a slight increase in sales within Latin America. The declines within North America and Europe are attributable to a slow down in consumer spending driven by economic conditions while the gains in Latin America are attributable to increased market share within women’s hair care. Excluding unfavorable foreign exchange, sales of portable lighting products in the Fiscal 2009 Quarter decreased $3 million, or 14%, when compared to the Fiscal 2008 Quarter. This decrease was attributable to declines within North America and Latin America of $2 million and $1 million, respectively, due to a slow down in consumer spending driven by economic conditions.

Segment net sales to external customers in the Fiscal 2009 Nine Months decreased $96 million to $974 million from $1,070 million during the Fiscal 2008 Nine Months, a 9% decrease. Unfavorable foreign currency exchange translation impacted net sales in the Fiscal 2009 Nine Months by approximately $109 million.

Excluding unfavorable foreign exchange impacts, global battery sales decreased $6 million, or 1%, in the Fiscal 2009 Nine Months when compared to the Fiscal 2008 Nine Months which was driven by a decrease in specialty battery sales of $29 million, or 9%, which was offset by increased sales of alkaline battery sales of $22 million, or 6%. The specialty battery sales decline during the Fiscal 2009 Nine Months was a result of the same reasons mentioned above for the specialty battery sales decline during the Fiscal 2009 Quarter. The increased alkaline battery sales during the Fiscal 2009 Nine Months is mainly due to increased sales volume at a major customer coupled with new distribution in North America which was tempered by decreases in both Europe and Latin America due to a slow down in consumer spending. Electric shaving and grooming sales, excluding unfavorable foreign exchange, in the Fiscal 2009 Nine Months compared to the Fiscal 2008 Nine Months increased $5 million, or 3%. We experienced electronic shaving and grooming sales gains within all regions and most significantly in Europe, where we experienced sales increase of $3 million. The increases within Europe were a result of new product launches, pricing and promotions. Excluding unfavorable foreign currency exchange, net sales of electronic personal care products for the Fiscal 2009 Nine Months increased $9 million, or 6%, when compared to the Fiscal 2008 Nine Months. The increase of $9 million during the Fiscal 2009 Nine Months was attributable to gains within Europe and Latin America of $8 million and $2 million. The increased sales within both Europe and Latin America were due to increased market share within women’s hair care coupled with successful product launches. Sales of portable lighting products, excluding unfavorable foreign currency exchange, in the Fiscal 2009 Nine Months decreased $6 million, or 9%, when compared to the Fiscal 2008 Nine Months. The $6 million decrease in the Fiscal 2009 Nine Months is primarily related to slight declines within all regions, due to a slow down in consumer spending due to macro economic conditions.

Segment profitability in the Fiscal 2009 Quarter increased to $37 million from $33 million in the Fiscal 2008 Quarter. Segment profitability as a percentage of net sales increased to 12.5% in the Fiscal 2009 Quarter as compared with 9.6% in the Fiscal 2008 Quarter. The increase in segment profitability in the Fiscal 2009 Quarter is a result of lower marketing and advertising expense and cost savings from our global cost reduction initiatives. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. These increases were tempered by unfavorable foreign currency translation of $5 million. Segment profitability in the Fiscal 2009 Nine Months increased to $124 million from $105 million in the Fiscal 2008 Nine Months. Segment profitability as a percentage of net sales increased to 12.7% in the Fiscal 2009 Nine Months from 9.8% in the comparable period last year. This increase in segment profitability was primarily due to the items discussed above which was tempered by unfavorable foreign currency translation of $18 million.

Segment assets at June 28, 2009, decreased to $1,016 million from $1,183 million at September 30, 2008. The decrease is primarily due to the impacts of foreign currency translation. Goodwill and intangible assets at June 28, 2009, totaled approximately $413 million and primarily relate to the ROV Ltd., VARTA AG, and Remington Products Company, L.L.C. acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007, the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At June 28, 2009 and September 30, 2008, these amounts totaled approximately $4 million and $14 million, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Global Pet Supplies

	Fiscal Quarter		Fiscal Nine Months
	2009	2008	2009	2008
	(in millions)
Net sales to external customers	$145	$149	$419	$439
Segment profit	$19	$17	$46	$49
Segment profit as a % of net sales	13.1%	11.3%	11.0%	11.1%
Assets as of June 28, 2009 and September 30, 2008	$685	$700	$685	$700

Segment net sales to external customers in the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months versus the comparable periods in the prior year decreased $4 million, or 3%, and $20 million, or 5%, respectively. The decrease of $4 million during the Fiscal 2009 Quarter is primarily attributable to unfavorable foreign exchange impacts of $5 million. Excluding unfavorable foreign exchange impacts, sales of specialty pet products increased $4 million which was offset by declines in aquatics sales of $3 million during the Fiscal 2009 Quarter compared to the Fiscal 2008 Quarter. The increase of $4 million in specialty pet products was primarily a result of our expanded Dingo brand sales and price increases within select brands, mainly in the U.S. The decline in aquatics sales of $3 million was primarily a result of a decrease in Europe of $2 million due to inventory de-stocking at retailers. We also experienced slight declines of aquatic sales in the Pacific Rim and the U.S. as a result of the slow down in consumer spending due to economic conditions.

The decrease of $20 million during the Fiscal 2009 Nine Months compared to the Fiscal 2008 Nine Months includes unfavorable foreign exchange impacts of $11 million. Excluding the impact of unfavorable foreign exchange, sales of specialty pet products increased $12 million which was offset by declines in aquatics sales of $22 million during the Fiscal 2009 Nine Months compared to the Fiscal 2008 Nine Months. The increase of $11 million in specialty pet products was a result of the same reasons mentioned above for the sales increase during the Fiscal 2009 Quarter. The decline in aquatics sales of $22 million was primarily a result of a decrease in Europe of $10 million mainly due to inventory de-stocking at retailers coupled with declines within the U.S. due to a slow down in consumer spending as a result of the macro economic conditions.

Segment profitability in the Fiscal 2009 Quarter increased to $19 million compared to $17 million in the Fiscal 2008 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter also increased to 13.1% from 11.3% in the Fiscal 2008 Quarter. The increase in segment profitability in the Fiscal 2009 Quarter is attributable to cost savings from our global cost reduction initiatives. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. Segment profitability in the Fiscal 2009 Nine Months decreased to $46 million, or 11.0% of sales, from $49 million, or 11.1% of sales, in the Fiscal 2008 Nine Months. This decrease in segment profitability during the Fiscal 2009 Nine Months was primarily due to decreased sales, as previously mentioned above, coupled with increases in cost of goods sold, which negatively impacted margins, as price increases lagged behind such cost increases. Offsetting the decreased margin is lower operating expenses, driven by decreased marketing and advertising expense.

Segment assets as of June 28, 2009, decreased to $685 million from $700 million at September 30, 2008. The decrease is primarily due to the impacts of foreign currency translation. Goodwill and intangible assets as of June 28, 2009, totaled approximately $432 million and primarily relate to the acquisitions of Tetra and United.

Home and Garden Business

	Fiscal Quarter		Fiscal Nine Months
	2009	2008	2009	2008
	(in millions)
Net sales to external customers	$148	$146	$249	$249
Segment profit (loss)	$39	$31	$37	$13
Segment profit (loss) as a % of net sales	26.4%	21.2%	14.9%	5.2%
Assets as of June 28, 2009 and September 30, 2008	$291	$290	$291	$290

Segment net sales to external customers in the Fiscal 2009 Quarter increased to $148 million from $146 million in the Fiscal 2008 Quarter, representing an increase of $2 million, or 1%. The increased home and garden control product sales during the Fiscal 2009 Quarter are attributable to increased repellent sales among several large customers which were tempered by our strategic decision to exit certain low margin products.

Segment net sales in the Fiscal 2009 Nine Months remained flat at $249 million when compared to the Fiscal 2008 Nine Months as increases in repellent sales to several large customers were offset by our strategic decision to exit certain low margin products.

Segment profitability in the Fiscal 2009 Quarter increased to $39 million from $31 million in the Fiscal 2008 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter increased to 26.4% from 21.2% in the same period last year. This increase in segment profitability was due to the reduction of selling, general and administrative expenses associated with ongoing organizational streamlining. In the Fiscal 2009 Nine Months our Home and Garden Business segment profitability increased to $37 million versus $13 million in the Fiscal 2008 Nine Months. Segment profitability as a percentage of sales in the Fiscal 2009 Nine Months increased to 14.9% from 5.2% in the same period last year. The increased segment profitability for the Fiscal 2009 Nine Months was a result of the non-recurrence of a charge for depreciation and amortization expense of $14 million recorded during the second quarter of our Fiscal 2008 related to prior period depreciation and amortization. From October 1, 2006 through December 30, 2007, the U.S. division of the Home and Garden Business was designated as discontinued operations. In accordance with generally accepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. See “Introduction” above, as well as Note 1, Description of Business, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for addition information regarding the reclassification of the U.S. division of the Home and Garden Business. Also contributing to segment profitability during the Fiscal 2009 Nine Months were reductions in selling, general and administrative expenses, as mentioned above for the Fiscal 2009 Quarter.

Segment assets as of June 28, 2009 were $291 million as compared to $290 million at September 30, 2008. Intangible assets as of June 28, 2009, totaled approximately $99 million and primarily relate to the acquisition of United.

Corporate Expense. Our corporate expenses in the Fiscal 2009 Quarter decreased to $8 million from $12 million in the Fiscal 2008 Quarter. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2009 Quarter decreased to 1.4% from 2.0% in the Fiscal 2008 Quarter. For the Fiscal 2009 Nine Months corporate expenses decreased to $25 million from $30 million in the same period last year. Our corporate expense as a percentage of consolidated net sales in the Fiscal 2009 Nine Months decreased to 1.5% from 1.7% in the Fiscal 2008 Nine Months. The decrease in expense for the Fiscal 2009 Quarter and Fiscal 2009 Nine months is mostly driven by the non-recurring $4 million charge incurred in the Fiscal 2008 Quarter and Fiscal 2008 Nine months to write off professional fees incurred in connection with the termination of substantive negotiations with a potential purchaser of our Global Pet Supplies business.

Restructuring and Related Charges. See Note 12, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2009 Quarter, Fiscal 2008 Quarter, Fiscal 2009 Nine Months and Fiscal 2008 Nine Months, respectively (in millions):

	Fiscal Quarter		Fiscal Nine Months
	2009	2008	2009	2008
Costs included in cost of goods sold:
United & Tetra integration:
Other associated costs	$—	$0.2	$—	$0.3
European Initiatives:
Other associated costs	—	—	—	0.2
Latin American Initiatives:
Termination benefits	—	—	0.2	—
Global Realignment Initiatives:
Termination benefits	—	—	0.3	—
Ningbo Exit Plan:
Termination benefits	—	—	0.8	—
Other associated costs	0.2	13.7	11.2	13.7
Global Cost Reduction Initiatives:
Termination benefits	—	—	0.2	—
Other associated costs	0.2	—	0.5	—

Total included in cost of goods sold	0.4	13.9	13.2	14.2
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	(0.2)	0.1	2.2	0.9
Other associated costs	(0.6)	0.3	0.6	0.6
European Initiatives:
Termination benefits	—	—	—	—
Other associated costs	—	—	—	—
Latin American Initiatives:
Termination benefits	—	—	—	—
Other associated costs	—	—	—	—
Global Realignment Initiatives:
Termination benefits	1.0	2.4	8.9	8.9
Other associated costs	0.5	3.2	2.3	5.7
Ningbo Exit Plan:
Other associated costs	—	—	1.5	—
Global Cost Reduction Initiatives:
Termination benefits	0.5	—	2.5	—
Other associated costs	1.6	—	9.2	—

Total included in operating expenses	2.8	6.0	27.2	16.1

Total restructuring and related charges	$3.2	$19.9	$40.4	$30.3

In connection with the acquisitions of United and Tetra in Fiscal 2005, we implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into our operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and

consolidating administrative, manufacturing and distribution facilities at our Global Pet Supplies business. In addition, certain corporate functions were shifted to our global headquarters in Atlanta, Georgia. During the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months we recorded $(1) million pretax restructuring and related charges to adjust prior estimates and eliminate the accrual. Integration initiatives are now complete.

Effective October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded de minimis pretax restructuring and related charges during the Fiscal 2009 Quarter, $1 million of charges in the Fiscal 2009 Nine Months and de minimis charges during both the Fiscal 2008 Quarter and Fiscal 2008 Nine Months, in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $32 million since the inception of this initiative.

Integration activities within Global Pet Supplies were substantially complete as of June 28, 2009. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. In connection with our integration activities within Global Pet Supplies we recorded de minimis pretax restructuring and related charges during the Fiscal 2009 Quarter, $2 million of charges during the Fiscal 2009 Nine Months, $1 million of charges during the Fiscal 2008 Quarter and $2 million of charges during Fiscal 2008 Nine Months. We have recorded pretax restructuring and related charges of approximately $37 million since the inception of the integration activities within Global Pet Supplies.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring Europe’s sales, marketing and support functions. We recorded no pretax restructuring and related charges during both the Fiscal 2009 Quarter and Fiscal 2009 Nine Months, and recorded de minimis charges during the Fiscal 2008 Quarter and Fiscal 2008 Nine Months, in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during the Fiscal 2009 Quarter, the Fiscal 2009 Nine Months, the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months, in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $1 million and $12 million of pretax restructuring and related charges during the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months, respectively, and recorded charges of $6 million and $15 million during the Fiscal 2008 Quarter and Fiscal 2008

Nine Months, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2009, relate primarily to severance and are projected at approximately $93 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives include the exit of our battery manufacturing facility in Ningbo, China (the “Ningbo Exit Plan”). We recorded de minimis pretax restructuring and related charges during the Fiscal 2009 Quarter and $12 million of pretax restructuring and related charges during the Fiscal 2009 Nine Months, respectively, and $14 million in both the Fiscal 2008 Quarter and the Fiscal 2008 Nine Months in connection with the Ningbo Exit Plan. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $30 million.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $2 million and $12 million of pretax restructuring and related charges during the Fiscal 2009 Quarter and Fiscal 2009 Nine Months, respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through September 30, 2009, are projected at approximately $18 million.

Interest Expense. Interest expense in the Fiscal 2009 Quarter decreased to $49 million from $57 million in the Fiscal 2008 Quarter. The decrease is primarily due to our discontinuation of the accrual of interest on our Senior Subordinated Notes as of February 3, 2009 in connection with the Bankruptcy Filing partially offset by the accrual of default interest on our U.S. Dollar Term B Loan and Euro Facility and ineffectiveness related to interest rate derivative contracts. In accordance with SOP 90-7 we ceased accruing interest on our Senior Subordinated Notes as the repayment of this debt and interest is an allowed claim by the bankruptcy court. Interest expense in the Fiscal 2009 Nine Months decreased to $149 million from $172 million in the Fiscal 2008 Nine Months. The decrease during the Fiscal 2009 Nine Months is also due to ceasing the accrual of interest on our Senior Subordinated Notes, partially offset by the accrual of default interest on our U.S. Dollar Term B Loan and Euro Facility and ineffectiveness related to interest rate derivative contracts, as mentioned above. Contractual interest not accrued on the Senior Subordinated Notes was $24 million for the Fiscal 2009 Quarter and $39 million during the Fiscal 2009 Nine Months. See Liquidity and Capital Resources—Debt Financing Activities and Note 8, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization Items. During the Fiscal 2009 Quarter and the Fiscal 2009 Nine Months we incurred approximately $62 million and $83 million, respectively, of expense in Reorganization items, net. The Fiscal 2009 Quarter included legal and professional fees of $56 million and a provision for rejected leases of $6 million. The Fiscal 2009 Nine Months Reorganization items, net, included the following: (i) legal and professional fees of $67 million; (ii) write off deferred financing costs of $11 million related to the Senior Subordinated Notes; and (iii) a provision for rejected leases of $6 million.

Income Taxes. Our effective tax rate on income from continuing operations is approximately (30)% and (34)% for the Fiscal 2009 Quarter and Fiscal 2009 Nine Months, respectively. Our effective tax rate on income from continuing operations was approximately 11% and (13)% for the Fiscal 2008 Quarter and Fiscal 2008 Nine Months, respectively. While in bankruptcy, we continue to assess our ability to utilize our U.S. federal and state net operating losses against income and gains generated in the future, subject to limitations under applicable law, including Internal Revenue Code Section 382. Under SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), we, as discussed more fully below, continue to have a full valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangible assets.

As of June 28, 2009, we are estimating that at September 30, 2009 we will have U.S. federal and state net operating loss carryforwards of approximately $1,169 million and $2,058 million, respectively, which will expire through years ending in 2029, and we will have foreign net operating loss carryforwards of approximately $116 million, which will expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2008 we had U.S. federal and state net operating loss carryforwards of approximately $1,009 million and $1,832 million, respectively, which, at that time, were scheduled to expire between 2009 and 2028. As of September 30, 2008 we had foreign net operating loss carryforwards of approximately $142 million, which at the time was set to expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with Internal Revenue Code Section 382 and corresponding provisions under applicable law.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. SFAS 109 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with SFAS 109, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against our net deferred tax assets in the U.S. and China. During the Fiscal 2009 Quarter we decreased our valuation allowance against net deferred tax assets by approximately $30 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $541 million and $496 million at June 28, 2009 and September 30, 2008, respectively. Of this amount, approximately $517 million and $468 million relates to U.S. net deferred tax assets at June 28, 2009 and September 30, 2008, respectively and approximately $24 million and $28 million relates to foreign net deferred tax assets at June 28, 2009 and September 30, 2008, respectively.

In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. As of June 28, 2009 and September 30, 2008, we had approximately $7 million of unrecognized tax benefits in both periods, of which approximately $5 million and $5 million, respectively, would affect our effective tax rate if recognized and approximately $2 million for both June 28, 2009 and September 30, 2008, of which would result in a reduction in goodwill if recognized. The change from September 30, 2008 to June 28, 2009 is primarily a result of the accrual of additional interest and penalties.

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

The following amounts related to the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations for the Fiscal 2009 Quarter, the Fiscal 2008 Quarter, the Fiscal 2009 Nine Months and the Fiscal 2008 Nine Months, respectively (in millions):

	Three Months		Nine Months
	2009	2008	2009	2008(A)
Net sales	$—	$90.9	$31.3	$227.6

Loss from discontinued operations before income taxes	$(3.1)	$(5.3)	$(89.1)	$(9.9)
Income tax benefit	(1.1)	(0.4)	(5.1)	(1.4)

Loss from discontinued operations, net of tax	$(2.0)	$(4.9)	$(84.0)	$(8.5)

(A)	Included in the loss for the Fiscal 2008 Nine Months, is a loss on disposal of approximately $1 million, net of tax benefit.

Liquidity and Capital Resources

Operating Activities

During the Fiscal 2009 Nine Months cash used by operating activities totaled $43 million as compared to a use of $131 million in the Fiscal 2008 Nine Months. The $88 million decrease in cash used represented a $90 million decrease in cash used by operating activities of continued operations which was partially offset by an increase of $2 million of cash used by operating activities from discontinuing operations. The decrease in cash used by operating activities from continuing operations were primarily the result of our ability to reduce operating expenses throughout the company. Selling expenses were $301 million in the Fiscal 2009 Nine Months versus $384 million during the Fiscal 2008 Nine Months. General and administrative expenses were $117 million during the Fiscal 2009 Nine Months versus $139 million during the Fiscal 2008 Nine Months. The reductions of our operating expenses were partially offset by unfavorable foreign exchange translation and transaction losses which negatively impacted operating income during the Fiscal 2009 Nine Months. The $2 million increase in cash used by operating activities from discontinued operations was due to the costs related to the shutdown of the growing products portion of the Home and Garden Business. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

As a result of the Bankruptcy Filing and the circumstances leading to the Bankruptcy Filing, as described elsewhere in this report, we face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to financing. During the pendency of the Bankruptcy Cases, we expect that our primary sources of liquidity will continue to be cash flows from operations and borrowings under the DIP Facility (as defined in “Debtor-in-Possession Financing” below). In addition, the restricted covenants under the DIP Facility restrict us from obtaining additional capital. Moreover, while we believe that we will be able to secure exit financing available to us upon consummation of the Proposed Plan, there can be no assurances in that regard or with respect to the terms necessary to secure such financing.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation of the Bankruptcy Filing and handling of the Bankruptcy Cases, including, among other things, the Equity Committee Appeal. We anticipate that we will continue to incur significant professional fees and costs for the pendency of the Bankruptcy Cases. Pursuant to the terms of the Support Agreement, we are obligated to pay the fees and costs of specified legal and financial advisors to each of the Significant Noteholders at the end of the Bankruptcy Cases. Under the Final DIP Order, the fees and costs of the professionals retained by the agent under the DIP Facility and the Supplemental Loan participants are payable by us during the Bankruptcy Cases. The Equity Committee is continuing to seek to have us pay the fees and expenses of its professionals. In addition, as described elsewhere in this report, pursuant to a Bankruptcy Court order, we are required to make certain adequate protection payments with respect to the Senior Term Credit Facility, including, without limitation, the payment of reasonable fees and expenses of the legal and financial advisors to the agent under the Senior Term Credit Facility. In our Fiscal 2009 Quarter, we have also been spending and expect to continue to spend, substantial resources responding to requests for information from both the Senior Term Agent and the Equity Committee in connection with litigation over the Proposed Plan.

We believe our cash flow from operating activities and periodic borrowings under our DIP Facility will be adequate to meet the short-term liquidity requirements of our existing business prior to the expiration of such facility, although no assurance can be given in this regard. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time and ultimately cannot be determined until after our Proposed Plan or another plan of reorganization has been consummated, if at all, by the Bankruptcy Court. If our future cash flows and capital resources are insufficient, we could face substantial liquidity problems and will likely be required to significantly reduce or delay capital expenditures, curtail, eliminate or dispose of substantial assets or operations, or undertake other significant restructuring measures; which could include reducing the size of our workforce or pursuing other alternatives to restructure or refinance our indebtedness, all of which could substantially affect our business, financial condition and results of operations.

For further discussion of liquidity risks and risks associated with the Bankruptcy Cases, please see “Item 1A. Risk Factors.”

On July 26, 2009, we had approximately $68 million in cash and cash equivalents on hand.

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

Investing Activities

Net cash used by investing activities was approximately $6 million for the Fiscal 2009 Nine Months. For the Fiscal 2008 Nine Months investing activities provided cash of approximately $1 million. The $7 million decrease was primarily due to the proceeds received in connection with the November 2007 sale of the Canadian division of the Home and Garden Business of approximately $15 million, which was partially offset by a $7 million reduction of capital expenditures related to continuing operations. During the Fiscal 2009 Nine Months continuing operations capital expenditures totaled $6 million versus $13 million in the Fiscal 2008 Nine Months. Capital expenditures for Fiscal 2009 are expected to be approximately $15 million.

Debt Financing Activities

We believe our cash flow from operating activities and periodic borrowings under our DIP Facility will be adequate to meet the short-term liquidity requirements of our existing business prior to the expiration of such facility, although no assurance can be given in this regard.

Senior Term Credit Facility and ABL Facility

During the second quarter of Fiscal 2007, we refinanced our outstanding senior credit facilities with the Senior Term Credit Facility pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1 billion U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200 million U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262 million Term Loan facility (the “Euro Facility”), and a $50 million synthetic letter of credit facility (the “L/C Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of our senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due on March 30, 2013. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, five business days prior to March 30, 2013. We anticipate that upon consummation of the Plan the terms of the credit agreement, including the maturity dates, would be amended pursuant to the Proposed Term Credit Amendment. See “Chapter II Proceedings” above for a further description of the Proposed Term Credit Amendment.

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

During the Fiscal 2009 nine month period, we made $3 million of scheduled prepayments of term loan indebtedness under the Senior Credit Agreement. Pursuant to an order from the Bankruptcy Court entered on April 22, 2009, we are required to make certain adequate protection payments with respect to the Senior Term Credit Facility. These payments include fees, costs and expenses incurred by the agent under the Senior Term Credit Facility and its professionals. We are also required, until August 28, 2009, to make cash payments of interest at the non-default rate as and when due pursuant to the terms of the Senior Credit Agreement, subject to certain specified conditions, including, among others, sufficient availability as reflected in our revised budget prepared in connection with our DIP Facility.

At June 28, 2009, the aggregate amount outstanding under our Senior Credit Facilities totaled a U.S. Dollar equivalent of approximately $1,449 million, including principal amounts of approximately $974 million under the U.S. Dollar Term B Loan, approximately €255 million under the Euro Facility (USD approximately $357 million at June 28, 2009), approximately $68 million under the Revolving DIP Credit Facility, including approximately $9 million in letters of credit, approximately $20 million of un-reimbursed letters of credit, and letters of credit outstanding under the L/C Facility totaling approximately $30 million.

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

The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. As discussed above, the Bankruptcy Filing constituted an event of default under the Senior Term Credit Facility and the indebtedness under the facility has been accelerated; however, the claims in respect to the Senior Credit Agreement are not impaired under the Proposed Plan and continues to be classified as Long-term debt, net of current maturities, in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q. We anticipate that upon consummation of the Plan, the Term Credit Facility will be reinstated and the terms of the Term Credit Facility would be amended pursuant to the Proposed Term Credit Amendment. See “Chapter 11 Proceedings” above for a description of the Proposed Term Credit Amendment.

The Company expects to enter into the Proposed Term Credit Amendment in connection with implementation of the Plan which, among other things, would increase the interest rates on the senior term loans and provide the Company with more flexibility under the senior secured leverage ratio requirements under the Senior Credit Agreement. See “Chapter 11 Proceedings” above for a further description of the Proposed Term Credit Amendment.

The ABL Credit Agreement and the related guarantee and collateral agreement have been amended in connection with the Bankruptcy Cases to provide new debtor-in-possession financing. A description of the terms of the ABL Credit Agreement as so amended is set forth in “Debtor-In-Possession Financing” below.

Debtor-In-Possession Financing

On March 5, 2009, we received final approval from the Bankruptcy Court (the “Final DIP Financing Order”) to access new financing pursuant to a $235 million senior secured debtor-in-possession revolving credit facility (the “DIP Facility”). The DIP Facility is being provided pursuant to a Ratification and Amendment Agreement with Wachovia Bank, National Association, as administrative and collateral agent (the “Agent”) and certain of the existing lenders under the ABL Facility with a participating interest from the Significant Noteholders. The agreement amends the ABL Credit Agreement and the related guarantee and collateral agreement (the ABL Credit Agreement as so amended, the “DIP Credit Agreement”). The DIP Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based revolving loan, in an amount up to $45 million.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the DIP Facility. The proceeds of borrowings under the DIP Facility are to be used for costs, expenses and fees in connection with the DIP Facility, for our working capital needs, restructuring costs, and other general corporate purposes, in each case consistent with a budget. Proceeds from the Supplemental Loan shall be used by us consistent with the budget, including, without limitation, to repay a portion of the revolving loans outstanding as of the filing of the Bankruptcy Cases.

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

As a result of borrowings and payments under the DIP Facility during the quarter ended June 28, 2009, we had aggregate borrowing availability of approximately $121 million, net of lender reserves of approximately $34 million and outstanding letters of credit of approximately $9 million, under the DIP facility.

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

The DIP Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, a maximum variance to budget covenant and other provisions directly relating to the Bankruptcy Cases. The DIP Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness. If an event of default occurs and is continuing, amounts due outstanding under the DIP Facility may be accelerated and the rights and remedies of the lenders under the DIP Facility available under the applicable loan documents may be exercised, including rights with respect to the collateral securing obligations under the DIP Facility. As of June 28, 2009, we were in compliance with all covenants under the DIP Facility.

Under the DIP Credit Agreement, the Supplemental Loan lenders are eligible to receive an equity fee at the Debtors’ emergence of chapter 11 in connection with implementation of the Plan. The Plan provides for 9.9% of the new common stock to be issued under the Plan to be issued to the Supplemental Loan lenders to satisfy the Supplemental Loan lenders’ claims with respect to the equity fee arrangement.

We currently believe that cash on hand, funds from our operations and availability under the DIP Facility will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations under the DIP Facility during the Chapter 11 proceedings. Also, we expect to have additional liquidity during Chapter 11 proceedings as a result of the stay of certain pre-petition liabilities. However, our ability to continue as a going concern is predicated upon, among other things, the timely confirmation and consummation of a satisfactory plan of reorganization, compliance with the provisions of the DIP Facility, our ability to generate sufficient cash flows from operations and our ability to obtain financing sufficient to satisfy our future obligations. We can provide no assurance that it will be successful in this regard.

The Company intends to pay off the DIP Facility on the effective date of the Plan with proceeds of the Debtors’ exit financing.

Senior Subordinated Notes

At June 28, 2009, we had outstanding principal of $700 million under our 7 3/8 Notes, outstanding principal of approximately $3 million under our 8 1/2 Notes, and outstanding principal of approximately $347 million under our Variable Rate Notes. Under the Proposed Plan, the allowed claims in the Bankruptcy Cases with respect to the Senior Subordinated Notes would be converted into a combination of new common stock and new notes that we would issue upon emergence of Chapter II.

The indentures governing the Senior Subordinated Notes contain customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

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

As discussed above, we did not make our February 2, 2009, interest payment on the 7 3/8 Notes. In addition, the Bankruptcy Filing constituted an event of default under the Senior Subordinated Notes, and the indebtedness under the Senior Subordinated Notes has been accelerated. The holders of Senior Subordinated Notes hold unsecured claims in the Bankruptcy Cases with respect to the indebtedness under the Senior Subordinated Notes as of the time of the Bankruptcy Filing. As of June 28, 2009, the Senior Subordinated Notes are presented within Liabilities subject to compromise in the Condensed Consolidated Balance Sheets (Unaudited) included in this Quarterly Report on Form 10-Q.

Interest Payments and Fees

In addition to principal payments on our Senior Term Credit Facility and DIP Facility, we incur interest on our borrowings under the Senior Term Credit Facility and the DIP Facility, and such interest would increase borrowings under the DIP Facility if cash were not otherwise available for such payments. For the pendency of the Bankruptcy Cases, we anticipate that interest under the Senior Term Credit Facility will accrue for the U.S. Term B Loan at the base rate and for the Euro Term Loan Facility at the one month Euro LIBOR rate and, as described in “Senior Term Credit Facility and ABL Facility” above, is payable as and when due, subject to certain limitations. In addition, under the Proposed Plan, we do not expect to pay interest on the Senior Subordinated Notes that accrues after the Bankruptcy Filing. Interest under the DIP Facility is payable in cash on various interest payment dates as provided in the DIP Credit Agreement. Based on amounts currently outstanding under the Senior Term Credit Facility and the DIP Facility, and using market interest rates and foreign exchange rates in effect as of June 28, 2009, we estimate annual interest payments of approximately $95 million in the aggregate under our Senior Term Credit Facility and DIP Facility would be required assuming each such debt instrument remained in effect in accordance with its terms, no further principal payments were to occur and excluding any payments associated with default interest or outstanding interest rate swaps. We expect interest expense would increase in connection with our entry into the Proposed Term Credit Amendment in connection with implementation of the Plan. See “Chapter 11 Proceedings” above.

We are required to pay certain fees in connection with the Senior Term Credit Facility, the L/C Facility and the DIP Facility. Such fees include a quarterly commitment fee of 1% on the unused portion of the loans under the DIP Facility, certain additional fees with respect to the letter of credit subfacility under the DIP Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2009 Nine Months, we granted approximately 0.2 million shares of restricted stock. All shares granted are performance-based and vest upon achievement of certain performance goals which consist of reportable and consolidated Earnings Before Interest Taxes Depreciation and Amortization (“EBITDA”) and cash flow components, each as defined by our Company for purposes of such awards. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors. The total market value of the restricted shares on the date of grant was approximately $0.1 million which has been recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement 157” (“FSP 157-2”), which allows for a one year deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We elected to defer the adoption of SFAS 157 for the assets and liabilities within the scope of FSP FAS 157-2. In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on our financial position, results of operations or cash flows. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP No. 132(R)-1, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“FSP 132R-1”). FSP 132R-1 requires enhanced disclosures about the plan assets of a company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. FSP 132R-1 is effective for fiscal years beginning after December 15, 2009. We do not believe the adoption of FSP 132R-1 will have a material impact on our financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (“SFAS 165”), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. We adopted SFAS 165 during the Fiscal 2009 Quarter. The adoption of SFAS 165 did not have a material impact on our consolidated financial position, results of operations, or cash flows. In accordance with SFAS 165, we evaluated subsequent events through August 7, 2009, which is the date on which these financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The statement makes the FASB Accounting Standards Codification (the Codification) the single source of authoritative U.S. accounting and reporting standards, but it does not change U.S. GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We will adopt the statement as required, and the financial statements for the period ending September 30, 2009 will reflect the Codification references. The adoption of SFAS 168 will have no impact on our results of operations, financial condition or liquidity.

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

As of June 28, 2009, the potential change in fair value of outstanding interest rate derivative instruments, assuming a one percentage point unfavorable shift in the underlying interest rates would be a loss of $1.1 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $1.1 million.

As of June 28, 2009, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $8.2 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $0.6 million.

As of June 28, 2009, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $0.7 million.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of June 28, 2009 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

For the duration of the Bankruptcy Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with bankruptcy. These risks include:

•	our ability to continue as a going concern;

•	our ability to operate within the restrictions and the liquidity limitations of the DIP Facility and any cash collateral order entered by the Bankruptcy Court in connection with the Bankruptcy Cases;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Bankruptcy Cases from time to time;

•	our ability to consummate the approved plan of reorganization, or any other plan of reorganization, with respect to the Bankruptcy Cases;

•	our ability to successfully defend the approved plan of reorganization against the Equity Committee Appeal;

•	our ability to obtain and maintain normal payment and other terms with customers, vendors and service providers;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to attract, motivate and retain key employees;

•	our ability to attract and retain customers;

•	our ability to retain key vendors or secure alternative supply sources;

•	our ability to fund and execute our business plan; and

•	our ability to obtain acceptable and appropriate exit financing.

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

Risks in connection with implementation of the Plan.

If implemented in accordance with its terms, the Plan will substantially change our capital structure. The Plan, for example, provides for all existing equity to be extinguished with no distribution to existing equityholders. As a result, shareholders should not expect that there will be any value associated with our existing common stock.

There can be no assurance that the Plan (or any other plan of reorganization) will be consummated, so we urge caution with respect to existing and future investments in Company securities.

The Company’s businesses could suffer from the Bankruptcy Filing, including a loss of key customers and suppliers.

The general impact, if any, that the Bankruptcy Cases may have on the operations of the Company cannot be accurately predicted or quantified.

A significant percentage of the Company’s sales are attributable to a very limited group of retailer customers. Sales to one customer represented approximately 23% of the Company’s consolidated net sales for the Fiscal 2009 Nine Months. Adverse publicity related to the Bankruptcy Filing might negatively impact the Company’s ability to maintain its existing customer and supplier base. The loss of any of the Company’s retailer customers during the pendency of the Bankruptcy Cases or otherwise could have an adverse effect on the Company’s businesses, financial condition and results of operations. In addition, any failure to timely obtain suitable supplies at competitive prices could materially adversely affect the Company’s businesses, financial condition and results of operations.

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

Furthermore, the Company cannot predict the ultimate amount of all settlement terms for their liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is implemented, the Company’s operating results may be adversely affected by the possible reluctance of prospective lenders, customers, and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

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

For our Plan to be effective, we will need to obtain and demonstrate the sufficiency of exit financing. While we have entered into a commitment letter with GE Capital, we cannot presently determine the final terms of such financing, nor can there be any assurances of our success in obtaining it, particularly in light of the recent substantial disruption in the global credit markets which has resulted in credit becoming more expensive and difficult to obtain. Failure to obtain exit financing as contemplated by the Plan may further delay our emergence from the Bankruptcy Cases, leaving us vulnerable to any further deterioration in economic conditions.

Emergence from the Bankruptcy Cases is not assured.

The Company cannot predict the impact that the Equity Committee Appeal might have on the Bankruptcy Court’s approval of the Plan. The Company believes that it has meritorious defenses against the Equity Committee Appeal, but there can be no assurances that the Bankruptcy Court’s approval of the Plan will not be overturned. Further defense of the appeal may cause the Company to devote significant resources in response which could materially and adversely affect the Company’s business, financial condition and results of operations.

If the Bankruptcy Court’s approval of the Plan is overturned, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our Variable Rate Notes, 7 3/8 Notes or 8 1/2 Notes and our secured creditors, would ultimately receive with respect to their claims. The Debtors would likely incur significant costs in connection with developing and seeking approval of an alternative plan of reorganization, which might not be supported by any of the Significant Noteholders, the Senior Term Agent, the Equity Committee or other stakeholders. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity. While we expect to emerge from the Bankruptcy Cases in the future, there can be no assurance as to whether we will successfully reorganize and emerge from the Bankruptcy Cases or, if we do successfully reorganize, as to when we would emerge from the Bankruptcy Cases.

We depend on key personnel and may not be able to retain those employees or recruit additional qualified personnel.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. During the Bankruptcy Cases, the Bankruptcy Code limits our ability to enter into retention, severance or similar types of arrangements with our key personnel and other persons who may be considered “insiders.” Our business, financial condition and results of operations could be materially adversely affected if we lose any key personnel and are unable to attract and retain qualified replacements.

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we will continue to have, a significant amount of indebtedness. As of June 28, 2009, we had total indebtedness of approximately $2.5 billion, of which approximately $1.1 billion has been classified as Liabilities subject to compromise.

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

Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. With respect to the Company, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships. We expect that the stock issued in connection with the implementation of the Plan will be traded in the over the counter market.

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

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months; however, our hedging positions may not be effective or may not anticipate beneficial trends in a particular raw material market or as a result of changes in our business may no longer be useful for the Company. In addition, for certain of the principle raw materials we use to produce our products, such as electrolytic manganese dioxide powder, there are no available, effective hedging markets. If these efforts are not effective or expose us to above average costs for an extended period of time and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Further, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers which may have an adverse effect on our profitability and results of operations.

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

As of June 28, 2009, we are estimating that at September 30, 2009 we will have U.S. federal and state net operating loss carryforwards of approximately $1,169 and $2,058 million, respectively. These net operating loss carryforwards expire through years ending in 2029. As of June 28, 2009, management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. In addition, the Company has had changes of ownership, as defined under Internal Revenue Code Section 382, that continue to subject a significant amount of the Company’s U.S. net operating losses and other tax attributes to certain limitations. If we are unable to fully utilize our net operating losses to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During the Fiscal 2009 Quarter approximately 42% of our net sales and 44% of our operating expenses were denominated in currencies other than U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

The effects of the H1N1 virus, commonly known as “Swine Flu,” could adversely affect our businesses. An outbreak of the virus in a given location could severely interfere with and substantially disrupt the manufacture and/or shipment of our products and could have a material adverse effect on our operations. A prolonged recurrence of the virus could also adversely affect the various economies into which we ship our products and cause an immediate and prolonged drop in consumer demand for our products in those economies. Any of these events could adversely affect our financial condition and results of operations. The general impact, if any, of the virus on our operations, our results of operations and financial condition is highly speculative, cannot be accurately predicted or quantified, and would depend on numerous factors, including the rate of contagion, the regions of the world most affected, the effectiveness of treatment for the infected population and the rates of mortality and morbidity.

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

Approximately 20% of our total labor force is employed under collective bargaining agreements. None of the collective bargaining agreements are scheduled to expire during the remainder of Fiscal 2009. However, four of these agreements, which cover approximately 56% of the labor force under collective bargaining agreements, or approximately 11% of our total labor force, are scheduled to expire during Fiscal 2010. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which the Company is subject, there can be no assurances that we will be able to do so and any noncompliance could subject the Company to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

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

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. U.S. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity as a result of fluctuations in the values of our underlying plan assets. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

Item 2. Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Three Months Ended June 28, 2009
03/30/09 – 04/26/09	764	$0.14	—	—
04/27/09 – 05/24/09	—	—	—	—
05/25/09 – 06/28/09	16,227	$0.27	—	—

Total	16,991	$0.26	—	—

(1)

During the three months ended June 28, 2009, the Company credited certain employees with amounts equal to the value of shares of capital stock that were owned and forfeited by such employees to satisfy tax withholding obligations on the vesting of restricted shares. Share numbers represent shares owned and forfeited by employees to satisfy tax withholding requirements on the vesting of restricted shares. Credits for these shares were based on the closing price of shares of the Company’s Common Stock on the date of vesting. None of these transactions was made pursuant to a publicly announced repurchase plan or program.

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

Date: August 7, 2009	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to the Company’s Form T-3, filed with the SEC on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 3.1	Amended and Restated Articles of Incorporation of Spectrum Brands, Inc., as amended on May 2, 2005 (filed by incorporation by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the SEC on May 13, 2005).

Exhibit 3.2	Amended and Restated By-laws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 4.1	Indenture, dated as of February 7, 2005, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.2	Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of February 7, 2005, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.3	Indenture, dated September 30, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Vestar Shaver Corp., Vestar Razor Corp., Remington Products Company, L.L.C., Remington Capital Corporation, Remington Rand Corporation, Remington Corporation, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on October 15, 2003).

Exhibit 4.4	Supplemental Indenture, dated October 24, 2003, by and among Rayovac Corporation, ROV Holding, Inc., Rovcal, Inc., Remington Products Company, L.L.C. and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on November 6, 2003).

Exhibit 4.5	Third Supplemental Indenture, dated as of February 7, 2005, to the Indenture, dated as of September 30, 2003, by and among Rayovac Corporation, certain of Rayovac Corporation’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.6	Fourth Supplemental Indenture, dated as of May 3, 2005, to the Indenture, dated as of September 30, 2003, by and among Spectrum Brands, Inc., certain of Spectrum Brands, Inc.’s domestic subsidiaries and U.S. Bank National Association (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2005).

Exhibit 4.7	Fifth Supplemental Indenture, dated as of March 29, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.8	Indenture, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and Wells Fargo Bank, N.A., as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 4.9	Registration Rights Agreement, dated as of February 7, 2005, by and between Rayovac Corporation, certain of Rayovac’s domestic subsidiaries, Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and ABN AMRO Incorporated (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 4.10	Tripartite Agreement, dated October 10, 2008, between Spectrum Brands, Inc., U.S. Bank National Association and Wells Fargo Bank, National Association (filed by incorporation by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.2	Amendment to Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.3	Second Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.4	Restricted Stock Award Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.5	Retention Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.6	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.7	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.8	Letter Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.9	Retention Agreement, effective August 5, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.10	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.11	Amendment to the Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.12	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.13	Employment Agreement, dated March 27, 2007, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).

Exhibit 10.14	First Amendment to the Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.15	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.20 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.16	Separation Agreement and Release, effective October 8, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended September 30, 2008, filed with the SEC on December 10, 2008).

Exhibit 10.17	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.18	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.19	Credit Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.20	Credit Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Wachovia Bank, National Association, as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.21	Guarantee and Collateral Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.22	ABL Guarantee and Collateral Agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, and Wachovia Bank, National Association, as collateral agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.23	Ratification and Amendment Agreement, dated as of February 5, 2009, by and among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto and Wachovia Bank, National Association, as administrative agent and collateral agent (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008, filed with the SEC on February 11, 2009).

Exhibit 10.24	Intercreditor agreement, dated as of September 28, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto, Goldman Sachs Credit Partners L.P. and Wachovia Bank, National Association (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 1, 2007).

Exhibit 10.25	Exchange and Forbearance Agreement, dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.26	Registration Rights Agreement, dated February 7, 2005, by and among Rayovac Corporation and those Persons listed on Schedule 1 attached thereto, who were, immediately prior to the Effective Time, stockholders of United Industries Corporation (filed by incorporation by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on February 11, 2005).

Exhibit 10.27	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998).

Exhibit 10.28	Rayovac Corporation 1996 Stock Option Plan (filed by incorporation by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 1997, filed with the SEC on August 13, 1997).

Exhibit 10.29	1997 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed with the SEC on October 31, 1997).

Exhibit 10.30	Form of Restricted Stock Award Agreement under the 1997 Rayovac Incentive Plan (for grants of restricted stock made on or after August 27, 2007) (filed by incorporation by reference to Exhibit 10.30 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.31	2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.24 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.32	Form of Award Agreement under 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.33	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.34	Form of Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (for grants of restricted stock made on or after October 1, 2007) (filed by incorporation by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended September 30, 2007, filed with the SEC on December 14, 2007).

Exhibit 10.35	Form of Superior Achievement Program Restricted Stock Award Agreement under the 2004 Rayovac Incentive Plan (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).

Exhibit 10.36	Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.37	Amendment No. 3 to Rayovac Corporation Supplemental Executive Retirement Plan (filed by incorporation by reference to Exhibit 10.28 to the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2004, filed with the SEC on August 11, 2004).

Exhibit 10.38	Rayovac Corporation Deferred Compensation Plan, as amended (filed by incorporation by reference to Exhibit 10.22 to the Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2002, filed with the SEC on February 12, 2003).

Exhibit 10.39	Amendment No. 3 and Amendment No. 4 to Rayovac Corporation Deferred Compensation Plan (filed by incorporation by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended September 30, 2004, filed with the SEC on December 14, 2004).

Exhibit 10.40	Restructuring Support Agreement, dated as of February 3, 2009, by and among (i) Spectrum Brands, Inc.; (ii) certain subsidiaries of Spectrum Brands, Inc. party thereto; (iii) Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.; (iv) D. E. Shaw Laminar Portfolios, L.L.C.; and (v) Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P (filed by incorporation by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008, filed with the SEC on February 11, 2009).

Exhibit 10.41	Commitment Letter, dated June 15, 2009, between General Electric Capital Corporation and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2009).

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith