Form 10-K
period 2009-09-30
Spectrum Brands, Inc.
filed 2009-12-29
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file No. 001-13615

SPECTRUM BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2423556
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Six Concourse Parkway, Suite 3300, Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 829-6200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, Par Value $.01

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,685,897 based upon the closing price on the last business day of the registrant’s most recently completed second fiscal quarter (March 27, 2009).* As of December 21, 2009, there were outstanding 30,629,213 shares of the registrant’s Common Stock, $0.01 par value.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

*	For purposes of this calculation only, shares of Spectrum Brands, Inc. Common Stock held by directors and executive officers have been treated as owned by affiliates.

PART I

ITEM 1.	BUSINESS

General

We are a global branded consumer products company with positions in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control products.

As further described below, on February 3, 2009, Spectrum Brands, Inc., then a Wisconsin corporation, and each of its wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, Spectrum Brands, Inc. converted from a Wisconsin corporation to a Delaware corporation.

Unless the context indicates otherwise, Spectrum Brands, Inc. is used interchangeably in this Annual Report on Form 10-K to refer both to the Delaware corporation and its Wisconsin predecessor, and the terms the “Company,” “Spectrum,” “Spectrum Brands,” “we,” “our” or “us” are used to refer to Spectrum Brands, Inc. and its subsidiaries both before and after the Effective Date. The terms “Old Spectrum” and “Predecessor Company,” however, refer only to Spectrum Brands, Inc., our Wisconsin predecessor, and its subsidiaries prior to the Effective Date. The term “Successor Company” refers only to Spectrum Brands, Inc., the Delaware corporation, and its subsidiaries after the Effective Date.

We manage our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of our worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) the Home and Garden Business, which consists of home and garden control product offerings, including household insecticides, repellants and herbicides (the “Home and Garden Business”).

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our manufacturing and product development facilities are located in the U.S., Europe, Latin America and Asia. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter and various other brands.

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

We historically pursued a strategy of strategic acquisitions in furtherance of our goal of being a diversified global consumer products company competing in high-growth markets. In August 1999, the Company acquired ROV Limited’s battery business, which operations had an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico and Venezuela. In 2002, the Company acquired substantially all of VARTA AG’s consumer battery business. In September 2003, the Company acquired Remington Products Company, L.L.C. in order to expand its products portfolio and become a more diversified consumer products company that did not solely focus on the battery and lighting product markets. In 2004, the Company acquired Microlite, a Brazilian battery company, from VARTA AG and Tabriza Brasil Empreendimentos Ltd. In 2005, the Company acquired United Industries Corporation (“United”) and Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) to further diversify its business and leverage its distribution strengths through expansion into the home and garden and pet product markets. These acquisitions were financed in substantial part with debt from a variety of sources.

In July 2006, in response to our substantial leverage and operating performance, we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. We also continued to pursue initiatives to reduce manufacturing and operating costs. In connection with this undertaking, during the first quarter of Fiscal 2007, we approved and initiated a plan to sell the Home and Garden Business, which at the time was organized into U.S. and Canadian divisions and was engaged in the manufacturing and marketing of lawn and garden and insect control products as well as growing media products. As a result of our decision to commence this process, we determined that all the criteria set forth within U.S. generally accepted accounting principles (“GAAP”) were met and in the first quarter of our fiscal year ended September 30, 2007 (“Fiscal 2007”), we designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations.

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

On November 1, 2007, we completed the sale of the Canadian division of the Home and Garden Business. See Note 10, Discontinued Operations of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the sale of the Canadian division of the Home and Garden Business.

During the second quarter of our fiscal year ended September 30, 2008 (“Fiscal 2008”), we determined that in view of the difficulty in predicting the timing or probability of a sale of the remaining U.S. portion of the

Home and Garden Business the requirements of GAAP, necessary to classify the remaining U.S. portion of the Home and Garden Business as discontinued operations, were no longer met and that it was appropriate to present the remaining U.S. portion of the Home and Garden Business as held and used in the Company’s continuing operations as of our second quarter of Fiscal 2008 and going forward. The presentation herein of the results of continuing operations includes the Home and Garden Business excluding the Canadian division, which, as indicated above, was sold on November 1, 2007, for all periods presented. In the third quarter of Fiscal 2008, we entered into a definitive agreement, subject to the consent of our lenders under our senior credit facilities, to sell the assets related to Global Pet Supplies. We were unable to obtain the consent of the lenders, and on July 13, 2008, we entered into a termination agreement regarding the agreement to sell the assets related to Global Pet Supplies. Pursuant to the termination agreement, as a condition to the termination, we paid the proposed buyer $3 million as a reimbursement of expenses.

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business for our fiscal year ended September 30, 2009 (“Fiscal 2009”). We believe the shutdown was consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. As of March 29, 2009, we completed the shutdown of the growing products portion of the Home and Garden Business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 10, Discontinued Operations, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

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

On February 2, 2009, the Company did not make a $25.8 million interest payment due February 2, 2009 on the Company’s 7 3/8% Senior Subordinated Notes due 2015, triggering a default with respect to the notes.

As a result of its substantial leverage, the Company determined that, absent a financial restructuring, it would be unable to achieve future profitability or positive cash flows on a consolidated basis solely from cash generated from operating activities or to satisfy certain of its payment obligations as the same may become due and be at risk of not satisfying the leverage ratios to which it was subject under its senior secured term loan facility, which ratios become more restrictive in future periods. Accordingly, Spectrum Brands, inc. and its U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Bankruptcy Filing”) to pursue such a restructuring. The Bankruptcy Filing is discussed in more detail under “Chapter 11 Proceedings.”

As a result of our Bankruptcy Filing, we were able to significantly reduce our indebtedness. However, we continue to have a significant amount of indebtedness relative to our competitors and continue to explore potential strategies that may be available to us to restructure this indebtedness.

Chapter 11 Proceedings

On February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. On the same day, the Debtors filed the Bankruptcy Filing and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”).

Confirmation of the Proposed Plan

The Proposed Plan provided for, among other things, reinstatement of our senior secured term credit facility under Section 1124 of the Bankruptcy Code. The agent under the senior secured term credit facility on behalf of the senior term lenders had challenged the Proposed Plan and alleged that the Proposed Plan did not leave the rights of the term lenders under the senior secured term credit facility unimpaired and therefore did not reinstate the senior secured term credit facility claims without alteration. Amended versions of the original Proposed Plan were filed with the Bankruptcy Court in advance of the hearing to consider confirmation of such plan.

The confirmation hearing commenced on June 15, 2009. At the confirmation hearing the agent under the senior secured term credit facility litigated its objection to the amended version of the Proposed Plan. Additional objections to such plan were pressed by the Official Committee of Equity Security Holders (the “Equity Committee”), which objections centered around assertions that the Proposed Plan, as amended, placed too low a valuation on the reorganized Debtors.

On June 24, 2009, during the pendency of such hearing, the Company publicly disclosed that it had reached a settlement (the “Settlement”) with the senior term lenders under its senior secured term credit facility agreement and amended the Proposed Plan to reflect the terms of the Settlement. The Bankruptcy Court thereafter overruled the Equity Committee’s objections to the Proposed Plan, as amended, and on June 25, 2009, approved such plan on the record at the conclusion of the confirmation hearing. The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

Equity Committee Appeal

The Equity Committee, which represented the interests of the Debtors’ pre-petition equity holders whose equity interests were cancelled pursuant to the terms of the Plan, filed a notice of appeal of the Confirmation Order on July 15, 2009. On July 16, 2009, the Equity Committee filed a motion (“Stay Motion”) to stay the Confirmation Order pending appeal in the District Court in the United States District Court for the Western District of Texas (“District Court”) (Case No. 09-CV-0576). On July 23, 2009, the District Court concluded that the Equity Committee had not carried its burden of proof and denied the Stay Motion (“Order Denying Stay”). On July 27, 2009, the Equity Committee filed in the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) an emergency motion for an expedited appeal of the Order Denying Stay and an emergency motion for stay pending appeal. The Fifth Circuit denied the Equity Committee’s emergency motion for stay pending appeal on August 19, 2009. Because the District Court and the Fifth Circuit denied the stay motions pending before them, the Plan became effective on August 28, 2009 (the “Effective Date”). After the Effective Date, the Equity Committee moved to withdraw its appeal of the Order Denying Stay in the Fifth Circuit. The Fifth Circuit entered an order dismissing the appeal on September 11, 2009. On September 21, 2009, the Equity Committee moved to withdraw its appeal of the Confirmation Order. The District Court granted the motion on September 23, 2009 and dismissed the Equity Committee’s appeal without prejudice.

With the exception of Spectrum Jungle Labs Corporation, the related cases of the reorganized debtors were closed as of September 30, 2009.

Plan Effective Date

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old

Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and $218,076,405 in aggregate principal amount of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Old Spectrum’s 8 1 /2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”), (together, the “Senior Subordinated Notes”). Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility. The common stock is currently quoted on the OTC Bulletin Board and the Pink Sheet Electronic Quotation Service. However, there can be no assurances that a broker-dealer will make a market in the common stock.

On the Effective Date, pursuant to the Plan, the Company entered into Amendment No. 1 to its senior secured term credit facility agreement reflecting the terms of the Settlement as authorized by the Confirmation Order, including a new covenant restricting the Company from paying cash interest on the 12% Notes until the date that is 18 months from the Effective Date, or February 28, 2011. In addition, on the Effective Date, the Company entered into Amendment No. 2 to the senior secured term credit facility agreement to give effect to certain technical amendments to the senior secured term credit facility agreement. For a further description of the amendments see the “Debt Financing Activities—Senior Term Credit Facility” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to consummate the Plan, the Debtors also obtained a $242 million asset-based exit loan facility pursuant to a credit agreement among the Debtors, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto.

Internal Restructuring Transactions

The Plan contemplated that on, as of, or after the Effective Date, with the consent of its board of directors, each of the reorganized Debtors may take such actions as may be necessary or appropriate to effect a corporate or operational restructuring of their respective businesses, to otherwise simplify the overall corporate or operational structure of the reorganized Debtors, to achieve corporate or operational efficiencies, or to otherwise improve financial results. On the Effective Date, the board of directors of Spectrum Brands, Inc. approved an internal restructuring of the reorganized Debtors to consolidate the Company’s legal structure within its three business segments, global batteries and personal care, global pet supplies and home and garden. The restructuring resulted in, among other things, that Aquaria, Inc.; Perfecto Manufacturing, Inc. and Aquarium Systems Inc., each a wholly owned subsidiary of Spectrum Brands, Inc. and a guarantor of the 12% Notes, merging with and into Tetra Holding (US), Inc. (“Tetra”), another wholly owned subsidiary guarantor, with Tetra surviving. In addition, Southern California Foam, Inc., a wholly owned subsidiary of Spectrum Brands, Inc., and guarantor, merged with and into United Pet Group, Inc. (“UPG”), another wholly owned subsidiary guarantor, with UPG surviving. The internal restructuring became effective on October 1, 2009.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. We adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009 included in this Annual Report on Form 10-K. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105: “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on our financial position, results of operations or cash flows.

Our Products

We compete in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care products; home and garden control products; and portable lighting. Our broad line of products includes:

•	consumer batteries, including alkaline and zinc carbon batteries, rechargeable batteries and chargers and hearing aid batteries and other specialty batteries;

•	pet supplies, including aquatic equipment and supplies, dog and cat treats, small animal foods, clean up and training aids, health and grooming products and bedding;

•	electric shaving and grooming devices;

•	electric personal care and styling devices;

•	portable lighting; and

•	home and garden control products such as household insect controls, insect repellants and herbicides.

Net sales of each product category sold, as a percentage of net sales of our consolidated operations, is set forth below.

	Percentage of Total Company Net Sales for the Fiscal Year Ended September 30,
	2009	2008	2007
Consumer batteries	37%	38%	38%
Pet supplies	26	25	24
Home and garden control products	14	14	15
Electric shaving and grooming	10	10	11
Electric personal care products	9	9	8
Portable lighting	4	4	4

	100%	100%	100%

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

We believe that we are currently the largest worldwide marketer and distributor of hearing aid batteries. We sell our hearing aid batteries through retail trade channels and directly to professional audiologists under several brand names and private labels, including Beltone, Miracle Ear and Starkey.

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

Electric Personal Care Products

Our electric personal care products, marketed and sold under the Remington brand name, include hair dryers, straightening irons, styling irons and hair setters.

Portable Lighting

We offer a broad line of battery-powered, portable lighting products, including flashlights and lanterns for both retail and industrial markets. We sell our portable lighting products under the Rayovac and VARTA brand names, under other proprietary brand names and pursuant to licensing arrangements with third parties.

Home and Garden Control Products

In the home and garden control product category we currently sell and market several leading home and garden care products, including household insecticides, insect repellent, herbicides, garden and indoor plant foods and plant care treatments. We offer a broad array of household insecticides such as spider, roach and ant killer, flying insect killer, insect foggers, wasp and hornet killer, flea and tick control products and roach and ant baits. We also manufacture and market a complete line of insect repellent products that provide protection from insects, especially mosquitoes. These products include both personal repellents, such as aerosols, pump sprays and wipes as well as area repellents, such as yard sprays, citronella candles and torches. Our largest brands in the insect control category include Hot Shot, Cutter and Repel. Our herbicides, garden and indoor plant foods and plant care treatment brands include Spectracide, Real-Kill and Garden Safe. We have positioned ourselves as the value alternative for consumers who want products that are comparable to, but sold at lower prices than, premium-priced brands.

Sales and Distribution

We sell our products through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and OEMs. Our sales generally are made through the use of individual purchase orders, consistent with industry practice. Retail sales of the consumer products we market have been increasingly consolidated into a small number of regional and national mass merchandisers. This trend towards consolidation is occurring on a worldwide basis. As a result of this consolidation, a significant percentage of our sales are attributable to a very limited group of retailer customers, including, without limitation, Wal-Mart, The Home Depot, Carrefour, Target, Lowe’s, PetSmart, Canadian Tire, PetCo and Gigante. Our sales to Wal-Mart Stores, Inc. represented approximately 23% of our consolidated net sales for Fiscal 2009. No other customer accounted for more than 10% of our consolidated net sales in Fiscal 2009.

Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location for the last three fiscal years is set forth in Note 12, Segment Results, in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Segment information as to revenues, profit and total assets as well as information concerning our revenues and long-lived assets by geographic location is set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12, Segment Results, in Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Sales and distribution practices in each of our reportable segments are as set forth below.

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

Home and Garden Business

The sales force of the Home and Garden Business is aligned by customer. We sell primarily to home improvement centers, mass merchandisers, hardware stores, lawn and garden distributors, and food and drug retailers in the U.S.

Manufacturing, Raw Materials and Suppliers

The principal raw materials used in manufacturing our products—zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis. The prices of these raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. We have regularly engaged in forward purchase and hedging derivative transactions in an attempt to effectively manage the raw material costs we expect to incur over the next 12 to 24 months. We discontinued the use of granular urea during the second quarter of Fiscal 2009 as a result of the shutdown of the growing products portion of the Home and Garden Business.

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

In our fiscal years ended September 30, 2009, 2008 and 2007, we invested $24.4 million, $25.3 million and $26.8 million, respectively, in product research and development.

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

We also use and maintain a number of trademarks in our business, including DINGO, JUNGLETALK, MARINELAND, RAYOVAC, REMINGTON, TETRA, VARTA, 8IN1, CUTTER, HOT SHOT, GARDEN SAFE, NATURE’S MIRACLE, REPEL, SPECTRACIDE and SPECTRACIDE TERMINATE. We seek trademark protection in the U.S. and in foreign countries by all available means, including registration.

As a result of the October 2002 sale by VARTA AG of substantially all of its consumer battery business to us and VARTA AG’s subsequent sale of its automotive battery business to Johnson Controls, Inc. (“Johnson Controls”), we acquired rights to the VARTA trademark in the consumer battery category and Johnson Controls acquired rights to the trademark in the automotive battery category. VARTA AG continues to have rights to use the trademark with travel guides and industrial batteries and VARTA Microbattery GmbH has the right to use the trade mark with micro batteries. We are party to a Trademark and Domain Names Protection and Delimitation Agreement that governs ownership and usage rights and obligations of the parties relative to the VARTA trademark.

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

The battery product category is highly competitive. Most consumer batteries manufactured throughout the world are sold by one of four global companies: Spectrum Brands (manufacturer/seller of Rayovac and VARTA brands); Energizer Holdings, Inc. (“Energizer”) (manufacturer/seller of the Energizer brand); The Procter & Gamble Company (“Procter & Gamble”) (manufacturer/seller of the Duracell brand); and Matsushita (manufacturer/seller of the Panasonic brand). We also face competition from the private label brands of major retailers, particularly in Europe. The offering of private-label batteries by retailers may create pricing pressure in the consumer battery market. Typically, private-label brands are not supported by advertising or promotion, and retailers sell these private label offerings at prices below competing name-brands. The main barriers to entry for new competitors are investment in technology research, cost of building manufacturing capacity and the expense of building retail distribution channels and consumer brands.

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

Our primary competitors in the portable lighting product category are Energizer and Mag Instrument, Inc.

Products we sell in the lawn and garden product category through the Home and Garden Business face competition from The Scotts Miracle-Gro Company (“Scotts Company”), which markets lawn and garden products under the Scotts, Ortho, Roundup and Miracle-Gro brand names; Central Garden & Pet, which markets garden products under the AMDRO and Sevin brand names; and Bayer A.G., which markets lawn and garden products under the Bayer Advanced brand name.

Products we sell in the household insect control product category through the Home and Garden Business, face competition from S.C. Johnson & Son, Inc. (“S.C. Johnson”), which markets insecticide and repellent products under the Raid and OFF! brands; Scotts Company, which markets household insect control products under the Ortho brand; and Henkel KGaA, which markets insect control products under the Combat brand.

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

Seasonality

On a consolidated basis our financial results are approximately equally weighted between quarters, however, sales of certain product categories tend to be seasonal. Sales in the consumer battery, electric shaving and grooming and electric personal care product categories, particularly in North America, tend to be concentrated in the December holiday season (Spectrum’s first fiscal quarter). Demand for pet supplies products remains fairly constant throughout the year. Demand for home and garden control products sold though the Home and Garden Business typically peaks during the first six months of the calendar year (Spectrum’s second and third fiscal quarters). For a more detailed discussion of the seasonality of our product sales, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Seasonal Product Sales.”

Governmental Regulations and Environmental Matters

Due to the nature of our operations, our facilities are subject to a broad range of federal, state, local and foreign legal and regulatory provisions relating to the environment, including those regulating the discharge of materials into the environment, the handling and disposal of solid and hazardous substances and wastes and the remediation of contamination associated with the releases of hazardous substances at our facilities. We believe that compliance with the federal, state, local and foreign laws and regulations to which we are subject will not have a material effect upon our capital expenditures, financial condition, earnings or competitive position.

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

It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, we believe that our ultimate liability arising from such environmental matters, taking into account established accruals of $4.4 million for estimated liabilities at September 30, 2009 should not be material to our business or financial condition.

Electronic and electrical products that we sell in Europe, particularly products sold under the Remington brand name, VARTA battery chargers, certain portable lighting and all of our batteries, are subject to regulation in European Union (“EU”) markets under three key EU directives. The first directive is the Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) which took effect in EU member states beginning July 1, 2006. RoHS prohibits companies from selling products which contain certain specified hazardous materials in EU member states. We believe that compliance with RoHS will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. The second directive is entitled the Waste of Electrical and Electronic Equipment (“WEEE”). WEEE makes producers or importers of particular classes of electrical goods financially responsible for specified collection, recycling, treatment and disposal of past and future covered products. WEEE assigns levels of responsibility to companies doing business in EU markets based on their relative market share. WEEE calls on each EU member state to enact enabling legislation to implement the directive. To comply with WEEE requirements, we have partnered with other companies to create a comprehensive collection, treatment, disposal and recycling program. As EU member states pass enabling legislation our compliance system should be sufficient to meet such requirements. Our current estimated costs associated with compliance with WEEE are not significant based on our current market share. However, we continue to evaluate the impact of the WEEE legislation as EU member states implement guidance and as our market share changes, and, as a result, actual costs to our company could differ from our current estimates. The third directive is the Directive on Batteries and Accumulators and Waste Batteries, which was adopted in September 2006 and went into effect in September 2008 (the “Battery Directive”). The Battery Directive bans heavy metals in batteries by establishing maximum quantities of those heavy metals in batteries and mandates waste management of batteries, including collection, recycling and disposal systems. The Battery Directive places the costs of such waste management systems on producers and importers of batteries. The Battery Directive calls on each EU member state to enact enabling legislation to implement the directive. We currently believe that compliance with the Battery Directive will not have a material effect on our capital expenditures, financial condition, earnings or competitive position. However, until such time as the EU member states adopt enabling legislation, a full evaluation of these costs cannot be completed. We will continue to evaluate the impact of the Battery Directive and its enabling legislation as EU member states implement guidance.

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

Employees

We had approximately 5,700 full-time employees worldwide as of September 30, 2009. Approximately 20% of our total labor force is covered by collective bargaining agreements. There are three collective bargaining agreements that will expire during our fiscal year ending September 30, 2010, which cover approximately 68% of the labor force under collective bargaining agreements, or approximately 14% of our total labor force. We believe that our overall relationship with our employees is good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge on or through our website at www.spectrumbrands.com as soon as reasonably practicable after such reports are filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains our reports, proxy statements and other information at www.sec.gov. In addition, copies of our (i) Corporate Governance Guidelines, (ii) charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, (iii) Code of Business Conduct and Ethics and (iv) Code of Ethics for the Principal Executive Officer and Senior Financial Officers are available at our Internet site at www.spectrumbrands.com under “Investor Relations—Corporate Governance.” Copies will also be provided to any stockholder upon written request to the Division Vice President, Investor Relations, Spectrum Brands, Inc. at Six Concourse Parkway, Suite 3300, Atlanta, Georgia 30328 or via electronic mail at investorrelations@spectrumbrands.com, or by contacting the Division Vice President, Investor Relations by telephone at 770-829-6200.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Annual Report on Form 10-K. All statements, other than statements of historical facts included in this Annual Report, including the statements under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Annual Report on Form 10-K is accurate only as of September 30, 2009 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

Risks Related To Our Emergence From Bankruptcy

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Chapter 11 reorganization, the Debtors were required to prepare projected financial information to demonstrate to the Bankruptcy Court administering the Chapter 11 reorganization the feasibility of the Plan and the ability of the Debtors to continue operations upon emergence from bankruptcy. As part of the disclosure statement approved by the Bankruptcy Court and as otherwise furnished to the SEC, the projections reflected numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our and the other Debtors’ control and that may not materialize. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Our actual results may vary from those contemplated by the projections and the variations may be material. Neither these projections nor any form of the disclosure statement should be considered or relied upon in connection with the purchase of Spectrum Brands, Inc.’s securities.

Because our consolidated financial statements are required to reflect fresh-start reporting adjustments to be made upon emergence from bankruptcy, financial information in our financial statements prepared after August 30, 2009 will not be comparable to our financial information from prior periods.

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However, in light of the proximity of that date to our accounting period close immediately following the Effective Date, which was August 30, 2009, we elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. We adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” formerly American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” pursuant to which our reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, will be allocated to the fair value of assets in conformity with ASC Topic 805: “Business Combinations,” formerly Statement of Financial Accounting Standards No. 141, Business Combinations, using the purchase method of accounting for business combinations. We will state liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit will be eliminated. Thus, our future Statements of Financial Position and results of operations will not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing Spectrum Brands, Inc.’s securities. Additionally, the financial information included in this Annual Report on Form 10-K may not be indicative of future financial information.

Risks Related To Our Business

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. As of September 30, 2009, we had total indebtedness under our senior subordinated notes, senior credit facilities and other senior debt of approximately $1.7 billion.

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

Our senior secured term credit agreement and senior asset-based revolving credit agreement and the indenture governing our outstanding 12% Notes contain covenants that, among other things, limit our ability to:

•	incur additional indebtedness;

•	borrow money or sell preferred stock;

•	create liens;

•	pay dividends on or redeem or repurchase stock;

•	make certain types of investments;

•	issue or sell stock in our subsidiaries;

•	restrict dividends or other payments from our subsidiaries;

•	issue guarantees of debt;

•	transfer or sell assets and utilize proceeds of any such sales;

•	enter into agreements that restrict our restricted subsidiaries from paying dividends, making loans or otherwise transferring assets to us or to any of our other restricted subsidiaries;

•	enter into or engage in transactions with affiliates;

•	merge, consolidate or sell all or substantially all of our assets; or

•	under the senior credit facility agreements, pay cash interest on our 12% Notes until the date that is 18 months from the effective date of the Plan, or February 28, 2011.

In addition, our senior secured term credit agreement and the senior asset-based revolving credit agreement each require us to meet a number of financial ratios and tests. Noncompliance with these covenants could materially and adversely affect our ability to finance our operations or capital needs and to engage in other business activities that may be in our best interest and may also restrict our ability to expand or pursue our business strategies. We may not be able to comply with all of our covenants and obligations in all our debt instruments.

We face risks related to the current economic crisis.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition. Global economic conditions have significantly impacted economic markets within certain sectors, with the financial sector and retail businesses being particularly impacted. Our ability to generate revenue, in particular from sales of home and garden products, pet supplies, electric shaving and grooming and electric personal care products, depends significantly on discretionary consumer spending. It is difficult to predict new general economic conditions that could impact consumer and customer demand for our products or our ability to manage normal commercial relationships with our customers, suppliers and creditors. The recent continuation of a number of negative economic factors, including heightened investor concerns about the credit quality of mortgages, constraints on the supply of credit to households, continuing increases in energy prices, lower equity prices, softening home values, uncertainty and perceived weakness in the labor market and general consumer fears of a shallow recovery or renewed recession could have a negative impact on discretionary consumer spending. If the current situation deteriorates significantly, our business could be negatively impacted, including as a result of reduced demand for our products or supplier or customer disruptions. Any significant decrease in discretionary consumer spending could have a material adverse effect on our revenues, results of operations and financial condition. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

We participate in very competitive markets and we may not be able to compete successfully.

The markets in which we participate are very competitive. In the consumer battery market, our primary competitors are Duracell (a brand of Procter & Gamble), Energizer and Panasonic (a brand of Matsushita). In the electric shaving and grooming and electric personal care product markets, our primary competitors are Braun (a brand of Procter & Gamble), Norelco (a brand of Philips), and Vidal Sassoon and Revlon (brands of Helen of Troy). In the pet supplies market, our primary competitors are Mars, Hartz and Central Garden & Pet. In the Home and Garden Business our principal national competitors are the Scotts Company, Central Garden & Pet and S.C. Johnson. In each of our markets, we also face competition from numerous other companies.

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

We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our businesses, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.

Conflicts of interest might result in our not acting on opportunities we otherwise may have.

In accordance with the Plan, certain of the significant holders of our senior subordinated notes became significant stockholders as of the Effective Date. Pursuant to the Plan, these holders designated certain persons who were nominated by Spectrum Brands, Inc.’s then existing directors and effective as of the Effective Date, were appointed, together with Kent J. Hussey, to the board of directors of Spectrum Brands, Inc. In the future, directors may be elected by such holders or their affiliates through exercise of their voting power. Such election of directors to our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and such stockholders that could have different implications for such stockholders than they do for us. We cannot assure you that the provisions in our governing documents will adequately address any potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to directors that were designated by such stockholders. As a result, we may be precluded from pursuing certain growth initiatives. Further, the interests of such stockholders and our other stockholders may diverge. In addition, in connection with the Chapter 11 reorganization, Spectrum Brands, Inc. adopted a new certificate of incorporation that waives certain causes of action that may arise with respect to potential conflicts of interest with eligible stockholders, which may include the significant stockholders or their affiliates. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

Adverse weather conditions during our peak selling season for our home and garden control products could have a material adverse effect on our home and garden business.

Weather conditions in U.S. have a significant impact on the timing and volume of sales of certain of our lawn and garden and household insecticide and repellent products. Periods of dry, hot weather can decrease insecticide sales, while periods of cold and wet weather can slow sales of herbicides. In addition, an abnormally cold spring throughout U.S. could adversely affect insecticide sales and therefore have a material adverse effect on our home and garden business.

Our products utilize certain key raw materials; any increase in the price of these raw materials could have a material and adverse effect on our business, financial condition and profits.

The principal raw materials used to produce our products—including zinc powder, electrolytic manganese dioxide powder and steel—are sourced either on a global or regional basis, and the prices of those raw materials are susceptible to price fluctuations due to supply and demand trends, energy costs, transportation costs, government regulations, duties and tariffs, changes in currency exchange rates, price controls, general economic conditions and other unforeseen circumstances. In particular, during 2007 and 2008 we experienced extraordinary price increases for raw materials, particularly as a result of strong demand from China.

We regularly engage in forward purchase and hedging derivative transactions in an attempt to effectively manage and stabilize some of the raw material costs we expect to incur over the next 12 to 24 months; however, our hedging positions may not be effective or may not anticipate beneficial trends in a particular raw material market or as a result of changes in any of our business may no longer be useful for the Company. In addition, for certain of the principle raw materials we use to produce our products, such as electrolytic manganese dioxide powder, there are no available effective hedging markets. If these efforts are not effective or expose us to above average costs for an extended period of time and we are unable to pass our raw materials costs on to our customers, our future profitability may be materially and adversely affected. Further, with respect to transportation costs, certain modes of delivery are subject to fuel surcharges which are determined based upon the current cost of diesel fuel in relation to pre-established agreed upon costs. We may be unable to pass these fuel surcharges on to our customers which may have an adverse effect on our profitability and results of operations.

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

We may not be able to fully utilize our United States net operating loss carryforwards.

As of September 30, 2009, we have U.S. federal and state net operating loss carryforwards of approximately $598 and $643 million, respectively. These net operating loss carryforwards expire through years ending in 2029. As of September 30, 2009, management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. In addition, the Company has had changes of ownership, as defined under Internal Revenue Code Section 382, that continue to subject a significant amount of the Company’s U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $149 million of our federal and $311 million of our state net operating losses will expire unused due to Internal Revenue Code Section 382 limitation. If we are unable to fully utilize our net operating losses other than those restricted under Internal Revenue Code Section 382, as discussed above, to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

Consolidation of retailers and our dependence on a small number of key customers for a significant percentage of our sales may negatively affect our business, financial condition and results of operations.

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

Our international sales and certain of our expenses are transacted in foreign currencies. During Fiscal 2009, approximately 43% of our net sales and 45% of our operating expenses were denominated in foreign currencies prior to translation into U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies.

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

There are three particular EU Directives, Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries that may have a material impact on our business. Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment requires us to eliminate specified hazardous materials from products we sell in EU member states. Waste of Electrical and Electronic Equipment requires us to collect and treat, dispose of or recycle certain products we manufacture or import into the EU at our own expense. The Directive on Batteries and Accumulators and Waste Batteries bans heavy metals in batteries by establishing maximum quantities of heavy metals in batteries and mandates waste management of these batteries, including collection, recycling and disposal systems, with the costs imposed upon producers and importers such as us. Complying or failing to comply with the EU directives may harm our business. For example:

•

Although contractually assured with our suppliers, we may be unable to procure appropriate Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment compliant material in sufficient quantity and quality and/or be able to incorporate it into our product procurement processes without compromising quality and/or harming our cost structure.

•

We may face excess and obsolete inventory risk related to non-compliant inventory that we may continue to hold in Fiscal 2010 for which there is reduced demand and we may need to write down the carrying value of such inventories.

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

From time to time in the past we have been subject to claims that we are infringing upon the intellectual property of others, we currently are the subject of claims that we are infringing upon the intellectual property of others, and it is possible that third parties will assert infringement claims against us in the future. An adverse finding against us in these or similar trademark or other intellectual property litigations may have a material adverse effect on our business, financial condition and results of operations. Any such claims, with or without merit, could be time consuming and expensive, and may require us to incur substantial costs, including the diversion of management and technical personnel, cause product delays or require us to enter into licensing or other agreements in order to secure continued access to necessary or desirable intellectual property. If we are deemed to be infringing a third party’s intellectual property and are unable to continue using that intellectual property as we had been, our business and results of operations could be harmed if we are unable to successfully develop non-infringing alternative intellectual property on a timely basis or license non-infringing alternatives or substitutes, if any exist, on commercially reasonable terms. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, as well as require us to cease developing, manufacturing or selling the affected products or using the affected processes or trademarks. Any significant restriction on our proprietary or licensed intellectual property that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

Spectrum Brands and certain of its officers and directors have been named in the past, and may be named in the future, as defendants of class action and derivative action lawsuits. In the past, Spectrum Brands has also received requests for information from government authorities. Regardless of their subject matter or merits, class action lawsuits and other government investigations may result in significant cost to us, which may not be covered by insurance, may divert the attention of management or otherwise have an adverse effect on our business, financial condition and results of operations.

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

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the E.U. directives, Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Although we believe that we are substantially in compliance with applicable environmental regulations at our facilities, we may not be in compliance with such regulations in the future, which could have a material adverse effect upon our business, financial condition and results of operations.

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

We are also subject to proceedings related to our disposal of industrial and hazardous material at off-site disposal locations or similar disposals made by other parties for which we are responsible as a result of our relationship with such other parties. These proceedings are under Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or similar state laws that hold persons who “arranged for” the disposal or treatment of such substances strictly liable for costs incurred in responding to the release or threatened release of hazardous substances from such sites, regardless of fault or the lawfulness of the original disposal. Liability under CERCLA is typically joint and several, meaning that a liable party may be responsible for all of the costs incurred in investigating and remediating contamination at a site. As a practical matter, liability at CERCLA sites is shared by all of the viable responsible parties. We occasionally are identified by federal or state governmental agencies as being a potentially responsible party for response actions contemplated at an off-site facility. At the existing sites where we have been notified of our status as a potentially responsible party, it is either premature to determine if our potential liability, if any, will be material or we do not believe that our liability, if any, will be material. We may be named as a potentially responsible party under CERCLA or similar state laws in the future for other sites not currently known to us, and the costs and liabilities associated with these sites may be material.

Compliance with various public health, consumer protection and other regulations applicable to our products and facilities could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

Certain of our products sold through and facilities operated under each of our business segments are regulated by the U.S. Environmental Protection Agency, the U.S. Food and Drug Administration or other federal consumer protection and product safety agencies and are subject to the regulations such agencies enforce, as well as by similar state, foreign and multinational agencies and regulations. For example, in the U.S., all products containing pesticides must be registered with the U.S. Environmental Protection Agency and, in many cases, similar state and foreign agencies before they can be manufactured or sold. Our inability to obtain or the cancellation of any registration could have an adverse effect on our business, financial condition and results of operations. The severity of the effect would depend on which products were involved, whether another product could be substituted and whether our competitors were similarly affected. We attempt to anticipate regulatory developments and maintain registrations of, and access to, substitute chemicals and other ingredients, but we may not always be able to avoid or minimize these risks.

The Food Quality Protection Act (“FQPA”) established a standard for food-use pesticides, which is that a reasonable certainty of no harm will result from the cumulative effect of pesticide exposures. Under the FQPA, the U.S. Environmental Protection Agency is evaluating the cumulative effects from dietary and non-dietary exposures to pesticides. The pesticides in certain of our products that are sold through the Home and Garden Business continue to be evaluated by the U.S. Environmental Protection Agency as part of this program. It is possible that the U.S. Environmental Protection Agency or a third party active ingredient registrant may decide that a pesticide we use in our products will be limited or made unavailable to us. We cannot predict the outcome or the severity of the effect of the U.S. Environmental Protection Agency’s continuing evaluations of active ingredients used in our products.

In addition, the use of certain pesticide and fertilizer products that are sold through our global pet supplies business and through the Home and Garden Business may, among other things, be regulated by various local, state, federal and foreign environmental and public health agencies. These regulations may require that: only certified or professional users apply the product that users post notices on properties where products have been or will be applied or that certain ingredients may not be used. Compliance with such public health regulations could increase our cost of doing business and expose us to additional requirements with which we may be unable to comply.

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

Our business could suffer from the effects of the H1N1 virus or other wide-spread viruses.

The effects of the H1N1 virus, commonly known as “Swine Flu,” or other wide-spread viruses, could adversely affect our business. An outbreak of such a virus in a given location could severely interfere with and substantially disrupt the manufacture and/or shipment of our products and could have a material adverse effect on our operations. A prolonged recurrence of the virus could also adversely affect the various economies into which we ship our products and cause an immediate and prolonged drop in consumer demand for our products in those economies. Any of these events could adversely affect our financial condition and results of operations. The general impact, if any, of the virus on our operations, our results of operations and financial condition is highly speculative, cannot be accurately predicted or quantified, and would depend on numerous factors, including the rate of contagion, the regions of the world most affected, the effectiveness of treatment for the infected population and the rates of mortality and morbidity.

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

In 2007, certain pet food manufactured in China, which was tainted with a mildly toxic chemical known as melamine and sold in the U.S., was linked to numerous companion animal fatalities and triggered a widespread recall of pet food by many major pet food suppliers. Sales of our pet food and pet treat products may be adversely affected because of general consumer distrust of pet food suppliers who manufacture pet food or pet treats in China or distribute pet food or pet treats manufactured in China or negative public perceptions resulting from enhanced scrutiny by the FDA or other governmental authorities of pet food and pet treats and related animal food products. Public perception that any of our products are not safe, whether justified or not, could impair our reputation, damage our brand names and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to negotiate satisfactory terms to continue existing or enter into additional collective bargaining agreements, we may experience an increased risk of labor disruptions and our results of operations and financial condition may suffer.

Approximately 20% of our total labor force is employed under collective bargaining agreements. Three of these agreements, which cover approximately 68% of the labor force under collective bargaining agreements, or approximately 14% of our total labor force, are scheduled to expire during our fiscal year ending September 30, 2010. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which the Company is subject, there can be no assurances that we will be able to do so and any noncompliance could subject the Company to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

Significant changes in actual investment return on pension assets, discount rates, and other factors could affect our results of operations, equity, and pension contributions in future periods.

Our results of operations may be positively or negatively affected by the amount of income or expense we record for our defined benefit pension plans. GAAP requires that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions we used to estimate pension income or expense are the discount rate and the expected long-term rate of return on plans assets. In addition, we are required to make an annual measurement of plan assets and liabilities, which may result in a significant change to equity. Although pension expense and pension funding contributions are not directly related, key economic factors that affect pension expense would also likely affect the amount of cash we would contribute to pension plans as required under the Employee Retirement Income Security Act.

Risks Related to Spectrum Brands, Inc.’s Common Stock

Risks of trading in an over the counter market.

Spectrum Brands, Inc.’s common stock currently trades in the over-the-counter market. Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, holders of shares of the common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in the common stock that could occur, the share price of the common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. In some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of securities. The lack of liquidity in the common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. In addition, we may experience other adverse effects, including, without limitation, the loss of confidence in us by current and prospective suppliers, customers, employees and others with whom we have or may seek to initiate business relationships.

The market price of Spectrum Brands, Inc.’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control.

Factors that may influence the price of the common stock include, without limitation, the following:

•	loss of any of our key customers or suppliers;

•	additions or departures of key personnel;

•	sales of the common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	additional issuances of the common stock;

•	low volume of sales due to concentrated ownership of the common stock;

•	intellectual property disputes;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the common stock. You should also be aware that price volatility might be worse if the trading volume of shares of the common stock is low.

Additional issuances of Spectrum Brands, Inc.’s common stock may result in dilution to its existing stockholders.

As of December 21, 2009, Spectrum Brands, Inc. has issued under its 2009 equity incentive plan 629,213 shares and is authorized to issue up to a total of 3,333,333 shares of its common stock, or options exercisable for shares of common stock. In addition, Spectrum Brands, Inc.’s board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If Spectrum Brands, Inc. does issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under Spectrum Brands, Inc.’s certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.

Spectrum Brands, Inc. has historically not paid dividends on its public common stock, and, therefore, any return on investment may be limited to the value of the common stock.

Spectrum Brands, Inc. has not declared or paid dividends on its common stock since the stock commenced public trading in 1997, and we do not anticipate paying dividends in the foreseeable future. The payment of dividends on outstanding common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as Spectrum Brands, Inc.’s board of directors may consider relevant, including the ability to do so under Spectrum Brands’ credit and other debt agreements. If Spectrum Brands, Inc. does not pay dividends, returns on an investment in its common stock will only occur if the stock price appreciates.

Limited influence of minority holders of Spectrum Brands, Inc.’s common stock.

We would note that if holders of the common stock constituting a majority were to determine to act in concert with respect to any proposal or other item requiring a stockholder vote, other stockholders would then be unable to affect the outcome of such stockholder vote. As of December 21, 2009, we had no knowledge of any such determination to act in concert.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table lists our principal owned or leased manufacturing, packaging, and distribution facilities at September 30, 2009:

Facility	Function
Global Batteries & Personal Care
Fennimore, Wisconsin(1)	Alkaline Battery Manufacturing
Portage, Wisconsin(1)	Zinc Air Button Cell and Lithium Coin Cell Battery, Foil Shaver Component Manufacturing
Dischingen, Germany(1)	Alkaline Battery Manufacturing
Washington, UK(2)	Zinc Air Button Cell Battery Manufacturing & Distribution
Guatemala City, Guatemala(1)	Zinc Carbon Battery Manufacturing
Jaboatao, Brazil(1)	Zinc Carbon Battery Manufacturing
Manizales, Colombia(1)	Zinc Carbon Battery Manufacturing
Dixon, Illinois(2)	Battery & Lighting Device Packaging & Distribution
Visalia, California(2)	Electric Shaver & Personal Care Product Distribution
Ellwangen-Neunheim, Germany(2)	Battery & Lighting Device, Electric Shaver & Personal Care Product Distribution

Global Pet Supplies
Mentor, Ohio(2)	Aquatics Manufacturing
Noblesville, Indiana(1)	Aquatics Manufacturing
Moorpark, California(2)	Aquatics Manufacturing
Bridgeton, Missouri(2)	Pet Supply Manufacturing (shared with the Home and Garden Business)
Blacksburg, Virginia(1)	Pet Supply Manufacturing, Assembly & Distribution
Melle, Germany(1)	Pet Food & Pet Care Manufacturing
Edwardsville, Illinois(2)	Pet Supply Product Distribution (shared with the Home and Garden Business)
Melle, Germany(2)	Pet Food & Pet Care Distribution

Home and Garden Business
Vinita Park, Missouri(2)	Household & Controls and Contract Manufacturing
Bridgeton, Missouri(2)	Household & Controls Manufacturing (shared with Global Pet)
Edwardsville, Illinois(2)(3)	Household & Controls Product Distribution (shared with Global Pet)
San Bernardino, California(2)(4)	Household & Controls Product Distribution
Bridgeton, Missouri(2)(3)	Household Controls Product Distribution
Pendergrass, Georgia(2)(5)	Household Controls Product Distribution

(1)	Facility is owned.
(2)	Facility is leased.
(3)	The Home and Garden Business is expected to exit the facility on or before January 1, 2010.
(4)	Exited the facility in October 2009.
(5)	Exited the facility in November 2009.

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

On February 3, 2009, Spectrum Brands, Inc. and its U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Western District of Texas. The Chapter 11 Cases were jointly administered by the court as Case Number 09-50455. On July 15, 2009, the court entered a written order confirming the debtors’ plan of reorganization. On August 28, 2009, the debtors emerged from Chapter 11 protection. The debtors’ plan of reorganization had been subject to an appeal by the official committee representing the interests of the debtors’ pre-petition equity holders whose equity interests were cancelled pursuant to the terms of the plan. On September 23, 2009, the United States District Court for the Western District of Texas dismissed the equity committee’s appeal without prejudice.

A final award was issued in Fiscal 2009 in the Company’s arbitration proceeding with Tabriza Brasil Empreendimentos Ltda. (“Tabriza”), Administração e Participações Ltda and VARTA AG, the former owners of the Company’s subsidiary, Microlite, with respect to a number of matters arising out of the Company’s acquisition of Microlite in September 2004. These proceedings included, among other things, the right to receive indemnification for various alleged breaches of representations, warranties, covenants and agreements made by the selling shareholders in the acquisition agreement and the Company’s obligation to pay additional amounts to Tabriza pursuant to its earn-out rights under the acquisition agreement.

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

On January 23, 2009, the arbitration panel issued a final award regarding the matters it decided at summary judgment. Under the final award, the total net amount owed by the Company arising out of the arbitration proceedings is approximately $8 million. These amounts were all paid by the end of the third quarter of Fiscal 2009.

The Company continues to analyze proofs of claim filed with the bankruptcy court with respect to lease rejection damages and other unsecured claims generally, and the Company may, in its discretion and in accordance with the confirmed plan of reorganization, file objections with the bankruptcy court to certain of such claims. This process will continue until those claims that the Company determines to address in the bankruptcy court are resolved.

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

Prior to December 22, 2008, our common stock, par value $0.01 per share (the “Old Common Stock”) was traded on the New York Stock Exchange (the “NYSE”) under the symbol “SPC.” The Old Common Stock commenced public trading on November 21, 1997.

On December 15, 2008, we were advised that our Old Common Stock would be suspended from trading on the NYSE prior to the opening of the market on December 22, 2008. We were advised that the decision to suspend our Old Common Stock was reached in view of the fact that we had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25 million, the minimum threshold for listing on the NYSE. Our Old Common Stock was delisted from the NYSE effective January 23, 2009. Our Old Common Stock was then quoted on the Pink Sheet Electronic Quotation Service under the symbol “SPCB” until August 28, 2009 when the Old Common Stock was cancelled pursuant to the Plan in our Chapter 11 reorganization.

The following table sets forth the reported high and low prices per share of the Old Common Stock as reported on the NYSE Composite Transaction Tape and the Pink Sheet Electronic Quotation Service for the fiscal periods indicated:

	High		Low
Fiscal 2009
Quarter ended September 30, 2009 (through August 27, 2009)	$0.05	(1)	$0.01	(1)
Quarter ended June 28, 2009	$0.30	(1)	$0.04	(1)
Quarter ended March 29, 2009	$0.17	(1)	$0.01	(1)
Quarter ended December 28, 2008	$1.86	(2)	$0.08	(2)

Fiscal 2008
Quarter ended September 30, 2008	$2.98		$1.27
Quarter ended June 29, 2008	$5.10		$2.50
Quarter ended March 30, 2008	$5.39		$3.41
Quarter ended December 30, 2007	$6.20		$3.80

(1)	Represents market prices while operating during the Chapter 11 reorganization for periods subsequent to February 2, 2009.
(2)	High price reflects the high sales price on NYSE prior to Old Spectrum’s suspension from trading on December 15, 2008. Low price reflects the OTC market low bid price during the balance of the quarter.

The common stock of reorganized Spectrum Brands, Inc. (the “New Common Stock”) began quotation on the OTC Bulletin Board and the Pink Sheet Electronic Quotation Service under the symbol “SPEB” on September 2, 2009. As of December 21, 2009, there were approximately 11 holders of record of our New Common Stock based upon data provided by the transfer agent for the New Common Stock. We believe the number of beneficial holders of our New Common Stock is significantly in excess of this amount. The transfer agent for the New Common Stock is Mellon Investor Services LLC.

The following table sets forth the reported high and low bid prices per share of the New Common Stock as reported on the Pink Sheet Electronic Quotation Service for the fiscal period indicated:

	High	Low
Fiscal 2009
Quarter ended September 30, 2009	$25.00	$12.50

The OTC bid prices represent prices between dealers and do not include retail markup, markdown or commission.

The historical prices for the Old Common Stock may not be indicative of the anticipated or prospective value or future trading price of or trading market for the New Common Stock.

We have not declared or paid any cash dividends on our Old Common Stock since it commenced public trading in 1997 and we do not anticipate paying cash dividends on the New Common Stock in the foreseeable future, but intend to retain any future earnings for reinvestment in our business. In addition, the terms of our senior credit facilities and the indenture governing our outstanding senior subordinated notes restrict our ability to pay dividends to our stockholders. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, contractual restrictions and such other factors as the board of directors deems relevant.

Information regarding our equity compensation plans is set forth in Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Equity Compensation Plan Information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may Yet Be Purchased Under the Plans or Programs
Quarter Ended September 30, 2009
6/29/09 – 7/26/09	2,645	$0.06	—	—
7/27/09 – 8/30/09	—	$—	—	—
8/31/09 – 9/30/09	—	$—	—	—

Total	2,645	$0.06	—	—

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data is derived from our audited consolidated financial statements. Only our Consolidated Statements of Financial Position as of September 30, 2009 and 2008 and our Consolidated Statements of Operations, Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) and Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2008 and 2007 are included elsewhere in this Annual Report on Form 10-K. On November 5, 2008, Spectrum Brands, Inc.’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. During the second quarter of Fiscal 2009, we completed the shutdown of the growing products portion of the Home and Garden Business and, accordingly, began reporting the results of operations of the growing products portion of the Home and Garden Business as discontinued operations. As of October 1, 2005, we began reporting the results of operations of Nu-Gro Pro and Tech as discontinued operations. We also began reporting the results of operations of the Canadian division of the Home and Garden Business as discontinued operations as of October 1, 2006, which business was sold on November 1, 2007. Therefore, the presentation of all historical continuing operations has been changed to exclude the growing products portion of the Home and Garden Business, the Nu-Gro Pro and Tech and the Canadian division of the Home and Garden Business but to include the remaining control products portion of the Home and Garden Business. The following selected financial data should be read in conjunction with our consolidated financial statements and notes thereto and the information contained in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The financial information indicated may not be indicative of future performance.

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	Fiscal Year Ended September 30,
			2008	2007	2006	2005
	(In millions, except per share data)
Statement of Operations Data:
Net sales	$219.9	$2,010.6	$2,426.6	$2,332.7	$2,228.5	$2,077.5
Gross profit	64.4	751.8	920.1	876.7	871.2	821.9
Operating income (loss)(1)	0.1	156.8	(684.6)	(251.8)	(289.1)	202.6
(Loss) income from continuing operations before income taxes	(20.0)	1,227.8	(914.8)	(507.2)	(460.9)	69.2
(Loss) income from discontinued operations, net of tax(2)	0.4	(86.8)	(26.2)	(33.7)	(2.5)	2.3
Net (loss) income(3)(4)(5)(6)	(70.8)	1,013.9	(931.5)	(596.7)	(434.0)	46.8
Restructuring and related charges—cost of goods sold(7)	$0.2	$13.2	$16.5	$31.3	$21.1	$10.5
Restructuring and related charges—operating expenses(7)	1.6	30.9	22.8	66.7	33.6	15.8
Other expense (income), net(8)	(0.8)	3.3	1.2	(0.3)	(4.1)	(0.7)
Interest expense	$17.0	$172.9	$229.0	$255.8	$175.9	$134.1
Per Share Data:
Net (loss) income per common share:
Basic	$(2.36)	$19.76	$(18.29)	$(11.72)	$(8.77)	$1.07
Diluted	$(2.36)	19.76	(18.29)	(11.72)	(8.77)	1.03
Average shares outstanding:
Basic	30.0	51.3	50.9	50.9	49.5	43.7
Diluted(9)	30.0	51.3	50.9	50.9	49.5	45.6
Cash Flow and Related Data:
Net cash provided (used) by operating activities	$75.0	$1.6	$(10.2)	$(32.6)	$44.5	$216.6
Capital expenditures(10)	2.7	8.1	18.9	23.2	55.6	60.5
Depreciation and amortization (excluding amortization of debt issuance costs)(10)	8.6	58.5	85.0	77.4	82.6	68.5
Statement of Financial Position Data (at period end):
Cash and cash equivalents	$97.8		$104.8	$69.9	$28.4	$29.9
Working capital(11)	323.7		371.5	370.2	397.2	490.6
Total assets	3,020.7		2,247.5	3,211.4	3,549.3	4,022.1
Total long-term debt, net of current maturities	1,530.0		2,474.8	2,416.9	2,234.5	2,268.0
Total debt	1,583.5		2,523.4	2,460.4	2,277.2	2,307.3
Total shareholders’ equity (deficit)	660.9		(1,027.2)	(103.8)	452.2	842.7

(1)	During Fiscal 2009, 2008, 2007 and 2006, pursuant to the Financial Accounting Standards Board Codification Topic 350: “Intangibles-Goodwill and Other,” formerly the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” we conducted our annual impairment testing of goodwill and indefinite-lived intangible assets. As a result of these analyses we recorded non-cash pretax impairment charges of approximately $34 million, $861 million, $362 million and $433 million in the eleven month period ended August 30, 2009, Fiscal 2008, Fiscal 2007 and our fiscal year ended September 30, 2006 (“Fiscal 2006”), respectively. See the “Critical Accounting Policies—Valuation of Assets and Asset Impairment” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 3(i), Significant Accounting Policies—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

(2)	Fiscal 2007 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $45 million to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, relating to our Canadian Division of the Home and Garden Business in order to reflect the estimated fair value of this business. Fiscal 2008 loss from discontinued operations, net of tax, includes a non-cash pretax impairment charge of approximately $8 million to reduce the carrying value of intangible assets relating to our growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business. See Note 6, Assets Held for Sale, and Note 10, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for information relating to these impairment charges.
(3)	Included in the one month period for the Successor Company is a non-cash tax charge of $58 million related to the residual U.S. and foreign taxes on approximately $166 million of actual and deemed distributions of foreign earnings. The eleven month period ended August 30, 2009 income tax expense includes a non-cash adjustment of approximately $52 million which reduced the valuation allowance against certain deferred tax assets.

The eleven month Predecessor Company includes a non-cash charge of $104 million related to the tax effects of the fresh start adjustments. In addition, Predecessor Company includes the tax effect on the gain on the cancellation of debt from the extinguishment of the senior subordinated notes as well as the modification of the senior term credit facility resulting in approximately $124 million reduction in the U.S. net deferred tax asset exclusive of indefinite lived intangibles. Due to the Company’s full valuation allowance position as of August 30, 2009 on the U.S. net deferred tax asset exclusive of indefinite lived intangibles, the tax effect of the gain on the cancellation of debt and the modification of the senior secured credit facility is offset by a corresponding adjustment to the valuation allowance of $124 million. The tax effect of the fresh start adjustments, the gain on the cancellation of debt and the modification of the senior secured credit facility, net of corresponding adjustments to the valuation allowance, are netted against reorganization items.

(4)	Fiscal 2008 income tax benefit of $9.5 million includes a non-cash charge of approximately $222.0 million which increased the valuation allowance against certain net deferred tax assets.
(5)	Fiscal 2007 income tax expense of $55.8 million includes a non-cash charge of approximately $180.1 million which increased the valuation allowance against certain net deferred tax assets.
(6)	Fiscal 2006 income tax benefit of $29.4 million includes a non-cash charge of approximately $29.3 million which increased the valuation allowance against certain net deferred tax assets.
(7)	See Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion.
(8)	Fiscal 2006 includes a $7.9 million net gain on the sale of our Bridgeport, CT manufacturing facility, acquired as part of the Remington Products Company, L.L.C. acquisition and subsequently closed in Fiscal 2004, and our Madison, WI packaging facility, which was closed in our fiscal year ended September 30, 2003 (“Fiscal 2003”).
(9)	Each of the one month period ended September 30, 2009, the eleven month period ended August 30, 2009, Fiscal 2008, 2007 and 2006 does not assume the exercise of common stock equivalents as the impact would be antidilutive.
(10)	Amounts reflect the results of continuing operations only.
(11)	Working capital is defined as current assets less current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of the financial results, liquidity and other key items related to our performance and should be read in conjunction with Item 6. Selected Financial Data and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K. Certain prior year amounts have been reclassified to conform to the current year presentation. All references to Fiscal 2009, 2008 and 2007 refer to fiscal year periods ended September 30, 2009, 2008 and 2007, respectively.

As further described below, on February 3, 2009, we and our wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”). On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. Effective as of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, we converted from a Wisconsin corporation to a Delaware corporation.

Unless the context indicates otherwise, Spectrum Brands, Inc. is used interchangeably in this Annual Report on Form 10-K to refer both to the Delaware corporation and its Wisconsin predecessor, and the terms the “Company,” “Spectrum,” “Spectrum Brands,” “we,” “our” or “us” are used to refer to Spectrum Brands, Inc. and its subsidiaries both before and on and after the Effective Date. The term “New Spectrum,” however, refers only to Spectrum Brands, Inc., our Delaware successor, and its subsidiaries, after the Effective Date, and the term “Old Spectrum,” refers only to Spectrum Brands, Inc., our Wisconsin predecessor, and its subsidiaries prior to the Effective Date.

Introduction

We are a global branded consumer products company with positions in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control products.

We manage our business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of our worldwide pet supplies business (“Global Pet Supplies”); and (iii) the Home and Garden Business, which consists of our home and garden control product offerings, including household insecticides, repellants and herbicides (the “Home and Garden Business”).

We manufacture and market alkaline, zinc carbon and hearing aid batteries, herbicides, insecticides and repellants and specialty pet supplies. We design and market rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. Our manufacturing and product development facilities are located in the United States, Europe, Latin America and Asia. Substantially all of our rechargeable batteries and chargers, shaving and grooming products, personal care products and portable lighting products are manufactured by third-party suppliers, primarily located in Asia.

We sell our products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original equipment manufacturers (“OEMs”) and enjoy strong name recognition in our markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8-in-1, Spectracide, Cutter and various other brands.

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

We historically pursued a strategy of strategic acquisitions in furtherance of our goal of being a diversified global consumer products company competing in high-growth markets. In August 1999, we acquired ROV Limited’s battery business, which operations had an extensive network of distribution and production facilities in Central America, the Dominican Republic, Mexico, Venezuela, Argentina, and Chile. In 2002, we acquired substantially all of VARTA AG’s consumer battery business. In September 2003, we acquired Remington Products Company, L.L.C. in order to expand our products portfolio and become a more diversified consumer products company that did not solely focus on the battery and lighting product markets. In 2004, we acquired Microlite, a Brazilian battery company, from VARTA AG and Tabriza Brasil Empreendimentos Ltd. In 2005, we acquired United Industries Corporation (“United”) and Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business (“Tetra”) to further diversify our business and leverage our distribution strengths through expansion into the home and garden and pet product markets. These acquisitions were financed in substantial part with debt from a variety of sources.

In July 2006, in response to our substantial leverage and operating performance, we engaged advisors to assist us in exploring possible strategic options, including divesting certain assets, in order to reduce our outstanding indebtedness. We also continued to pursue initiatives to reduce manufacturing and operating costs. In connection with this undertaking, during the first quarter of Fiscal 2007, we approved and initiated a plan to sell the Home and Garden Business, which at the time was organized into U.S. and Canadian divisions and was engaged in the manufacturing and marketing of lawn and garden and insect control products as well as growing media products. As a result of our decision to commence this process, we determined that all the criteria set forth in U.S. generally accepted accounting principles (“GAAP”) were met and in the first quarter of Fiscal 2007, we designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations.

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

On November 1, 2007, we completed the sale of the Canadian division of the Home and Garden Business. See Note 10, Discontinued Operations of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information on the sale of the Canadian division of the Home and Garden Business.

During the second quarter of Fiscal 2008, we determined that in view of the difficulty in predicting the timing or probability of a sale of the remaining U.S. portion of the Home and Garden Business, the requirements of GAAP necessary to classify the remaining U.S. portion of the Home and Garden Business as discontinued operations were no longer met and that it was appropriate to present the remaining U.S. portion of the Home and Garden Business as held and used in the Company’s continuing operations as of our second quarter of Fiscal 2008 and going forward. The presentation herein of the results of continuing operations includes the Home and Garden Business excluding the Canadian division, which, as indicated above, was sold on November 1, 2007, for all periods presented.

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

In November 2008, our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing products portion of the Home and Garden Business for Fiscal 2009. We believe the shutdown was consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. As of March 29, 2009, we completed the shutdown of the growing products portion of the Home and Garden Business. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 10, Discontinued Operations, to our Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

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

On February 2, 2009, the Company did not make a $25.8 million interest payment due February 2, 2009 on the Company’s 7 3/8% Senior Subordinated Notes due 2015, triggering a default with respect to the notes.

As a result of our substantial leverage, we determined that, absent a financial restructuring, it would be unable to achieve future profitability or positive cash flows on a consolidated basis solely from cash generated from operating activities or to satisfy certain of our payment obligations as the same may become due and be at risk of not satisfying the leverage ratios to which we were subject under our senior secured term loan facility, which ratios become more restrictive in future periods. Accordingly, Spectrum Brands, inc. and its U.S. subsidiaries filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Bankruptcy Filing”) to pursue such a restructuring. The Bankruptcy Filing is discussed in more detail under “Chapter 11 Proceedings.”

As a result of our Bankruptcy Filing, we were able to significantly reduce our indebtedness. However, we continue to have a significant amount of indebtedness relative to our competitors and continue to explore potential strategies that may be available to us to restructure this indebtedness.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. We adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009 included in this Annual Report on Form 10-K. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105: “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on our financial position, results of operations or cash flows.

Chapter 11 Proceedings

On February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. On the same day, the Debtors filed the Bankruptcy Filing and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”).

Confirmation of the Proposed Plan

The Proposed Plan provided for, among other things, reinstatement of our senior secured term credit facility under Section 1124 of the Bankruptcy Code. The agent under the senior secured term credit facility on behalf of the senior secured term lenders had challenged the Proposed Plan and alleged that the Proposed Plan did not leave the rights of the term lenders under the senior secured term credit facility unimpaired and, therefore, did not reinstate the senior term credit facility claims without alteration. Amended versions of the original Proposed Plan were filed with the Bankruptcy Court in advance of the hearing to consider confirmation of such plan.

The confirmation hearing was commenced on June 15, 2009. At the confirmation hearing the agent under the senior secured term credit facility litigated its objection to the amended version of the Proposed Plan. Additional objections to such plan were pressed by the Official Committee of Equity Security Holders (the “Equity Committee”), which objections centered around assertions that the Proposed Plan, as amended, placed too low a valuation on the reorganized Debtors.

On June 24, 2009, during the pendency of such hearing, the Company publicly disclosed that it had reached a settlement (the “Settlement”) with the senior term lenders under its senior secured term credit facility agreement and amended the Proposed Plan to reflect the terms of the Settlement. The Bankruptcy Court thereafter overruled the Equity Committee’s objections to the Proposed Plan, as amended, and on June 25, 2009, approved such plan on the record at the conclusion of the confirmation hearing. The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

Equity Committee Appeal

The Equity Committee, which represented the interests of the Debtors’ pre-petition equity holders whose equity interests were cancelled pursuant to the terms of the Plan, filed a notice of appeal of the Confirmation Order on July 15, 2009. On July 16, 2009, the Equity Committee filed a motion (“Stay Motion”) to stay the

Confirmation Order pending appeal in the District Court in the United States District Court for the Western District of Texas (“District Court”) (Case No. 09-CV-0576). On July 23, 2009, the District Court concluded that the Equity Committee had not carried its burden of proof and denied the Stay Motion (“Order Denying Stay”). On July 27, 2009, the Equity Committee filed in the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) an emergency motion for an expedited appeal of the Order Denying Stay and an emergency motion for stay pending appeal. The Fifth Circuit denied the Equity Committee’s emergency motion for stay pending appeal on August 19, 2009. Because the District Court and the Fifth Circuit denied the stay motions pending before them, the Plan became effective on August 28, 2009 (the “Effective Date”). After the Effective Date, the Equity Committee moved to withdraw its appeal of the Order Denying Stay in the Fifth Circuit. The Fifth Circuit entered an order dismissing the appeal on September 11, 2009. On September 21, 2009, the Equity Committee moved to withdraw its appeal of the Confirmation Order. The District Court granted the motion on September 23, 2009 and dismissed the Equity Committee’s appeal without prejudice.

With the exception of Spectrum Jungle Labs Corporation, the related cases of the reorganized debtors were closed as of September 30, 2009.

Plan Effective Date

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and $218 million in aggregate principal amount of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Old Spectrum’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility. The common stock is currently quoted on the OTC Bulletin Board and the Pink Sheet Electronic Quotation Service. However, there can be no assurances that a broker-dealer will make a market in the common stock.

On the Effective Date, pursuant to the Plan (as amended pursuant to the Settlement), we entered into Amendment No. 1 to the senior secured term credit facility agreement reflecting the terms of the Settlement as authorized by the Confirmation Order, including a new covenant restricting the Company from paying cash interest on the 12% Notes until the date that is 18 months from the Effective Date, or February 28, 2011. In addition, on the Effective Date, we entered into Amendment No. 2 to the senior secured term credit facility agreement to give effect to certain technical amendments to the senior secured term credit facility agreement. For a further discussion of the amendments see “Debt Financing Activities—Senior Term Credit Facility.”

In order to consummate the Plan, the Debtors also obtained a $242 million asset-based exit loan facility pursuant to a credit agreement among the Debtors, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto.

Internal Restructuring Transactions

The Plan contemplated that on, as of, or after the Effective Date, with the consent of its board of directors, each of the reorganized Debtors may take such actions as may be necessary or appropriate to effect a corporate or operational restructuring of their respective business, to otherwise simplify the overall corporate or operational structure of the reorganized Debtors, to achieve corporate or operational efficiencies, or to otherwise improve financial results. On the Effective Date, the board of directors of Spectrum Brands, Inc. approved an internal restructuring of the reorganized Debtors to consolidate the Company’s legal structure within its three business segments, global batteries and personal care, global pet supplies and home and garden. The restructuring resulted in, among other things, that Aquaria, Inc.; Perfecto Manufacturing, Inc. and Aquarium Systems Inc., each a wholly owned subsidiary of Spectrum Brands, Inc. and a guarantor of the 12% Notes, merging with and into Tetra Holding (US), Inc. (“Tetra”), another wholly owned subsidiary guarantor, with Tetra surviving. In addition, Southern California Foam, Inc., a wholly owned subsidiary of Spectrum Brands, Inc. merged with and into United Pet Group, Inc. (“UPG”), another wholly owned subsidiary guarantor, with UPG surviving. The internal restructuring became effective on October 1, 2009.

Accounting for Reorganization

Subsequent to the Petition Date, our financial statements are prepared in accordance with ASC Topic 852: “Reorganizations,” formerly the American Institute of Certified Public Accountants’ Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“ASC 852”). ASC 852 does not change the application of GAAP in the preparation of our financial statements. However, ASC 852 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with ASC 852 we have done the following:

•

On our Consolidated Statements of Financial Position included in this Annual Report on Form 10-K, we have separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

•

On our Consolidated Statements of Operations included in this Annual Report on Form 10-K, we have distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business;

•	On our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K, we have separately disclosed Reorganization items expense (income), net;

•	Ceased accruing interest on the Senior Subordinated Notes; and

•

Presented Consolidating Financial Statements of entities not in Chapter 11 Proceedings in Note 17, Consolidating Financial Statements, included in this Annual Report on Form 10-K. These Consolidating Financial Statements of our entities not in Chapter 11 Proceedings have been prepared on the same basis as our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Fresh-Start Reporting

As required by ASC 852 we adopted fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code as of our monthly period ended August 30, 2009 as is reflected in this Annual Report on Form 10-K.

Since the reorganization value of the assets of Old Spectrum immediately before the date of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims and the holders of Old Spectrum’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity the Company adopted fresh-start reporting as of the close of business on August 30, 2009 in accordance with ASC 852. The Consolidated Statement of Financial Position as of August 30, 2009 gives effect to allocations to the carrying value of assets or amounts and classifications of liabilities that were necessary when adopting fresh-start reporting.

We analyzed the transactions that occurred during the two-day period from August 29, 2009, the day after the Effective Date, through August 30, 2009, the fresh-start reporting date, and concluded that such transactions were not material individually or in the aggregate as they represented less than one-percent of the total Net sales for the entire fiscal year ended September 30, 2009. As such, we determined that August 30, 2009, would be an appropriate fresh-start reporting date to coincide with our normal financial period close for the month of August 2009. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of Old Spectrum prior to the adoption of fresh- start reporting for periods ended prior to August 30, 2009 are not comparable to those of New Spectrum.

Cost Reduction Initiatives

We continually seek to improve our operational efficiency, match our manufacturing capacity and product costs to market demand and better utilize our manufacturing resources. We have undertaken various initiatives to reduce manufacturing and operating costs.

Fiscal 2009. In connection with our announcement to reduce our headcount within each of our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment, we implemented a number of cost reduction initiatives (the “Global Cost Reduction Initiatives”). These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure.

Fiscal 2008. In connection with our decision to exit our zinc carbon and alkaline battery manufacturing and distribution facility in Ninghai, China, we undertook cost reduction initiatives (the “Ningbo Exit Plan”). These initiatives include fixed cost savings by integrating production equipment into our remaining production facilities and headcount reductions.

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

Fiscal 2005. In connection with the acquisitions of United and Tetra in 2005, we announced a series of initiatives to optimize the global resources of the combined entity. These initiatives included: integrating all of United’s home and garden business’ administrative services, sales and customer service functions into our North America headquarters in Madison, Wisconsin; converting all of our information systems to SAP; consolidating United’s manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating United’s pet supply business’ and Tetra’s administrative, manufacturing and distribution facilities. In addition, certain corporate finance functions were shifted to our global headquarters in Atlanta, Georgia.

As of October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin were suspended.

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

During Fiscal 2009, we introduced the Roughneck Flex 360 flashlight. We also launched a long lasting zero-mercury hearing aid battery. This product provides the same long lasting performance as conventional hearing aid batteries, but with an environmentally friendly formula. During Fiscal 2009, we also introduced a line of Tetra marine aquatic products, new dog treat items and enhanced Nature’s Miracle Stain & Odor products.

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

During Fiscal 2007, advancements in shaver blade coatings continued to be significant with further introductions of Titanium, Nano-Diamond, Nano-Silver and Tourmaline on a variety of products, which allowed us to continue to launch new products or product enhancements into the market place.

During Fiscal 2006, in the lawn and garden category, we introduced the only termite killing stakes product for the do-it-yourself market.

Competitive Landscape

We compete in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control products.

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

Products in our home and garden category are sold through the Home and Garden Business. The Home and Garden Business manufactures and markets outdoor and indoor insect control products, rodenticides, herbicides and plant foods. The Home and Garden Business operates in the U.S. market under the brand names Spectracide, Cutter and Garden Safe. The Home and Garden Business’ marketing position is primarily that of a value brand, enhanced and supported by innovative products and packaging to drive sales at the point of purchase. The Home and Garden Business’ primary competitors in the home and garden category include The Scotts Miracle-Gro Company, Central Garden & Pet Company and S.C. Johnson & Son, Inc.

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

•

Innovative New Products, Packaging and Technologies. We have a long history of product and packaging innovations in each of our six product categories and continually seek to introduce new products both as extensions of existing product lines and as new product categories.

•

Experienced Management Team. Our management team has substantial consumer products experience. On average, each senior manager has more than 20 years of experience at Spectrum, VARTA, Remington or other branded consumer product companies such as Regina, Newell Rubbermaid, H.J. Heinz and Schering-Plough.

Seasonal Product Sales

On a consolidated basis our financial results are approximately equally weighted between quarters; however, certain of our products experience seasonal sales fluctuations. Sales in the battery and electric shaving and grooming product lines, particularly in North America, tend to be seasonal, with purchases of such products by consumers concentrated in the December holiday season. Pet supplies and electric personal care sales remain fairly constant throughout the year. Demand for the home and garden and household insect control products sold through the Home and Garden Business typically peaks during the first six months at the calendar year (our second and third fiscal quarters). The seasonality of our sales during the last three fiscal years is as follows:

Percentage of Annual Sales

	Fiscal Year Ended September 30,
Fiscal Quarter Ended	2009	2008	2007
December	25%	24%	25%
March	23%	22%	23%
June	26%	26%	25%
September	26%	28%	27%

Fiscal Year Ended September 30, 2009 Compared to Fiscal Year Ended September 30, 2008

Fiscal 2009, when referenced within this Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K, includes the combined results of Old Spectrum for the eleven month period ended August 30, 2009 and New Spectrum for the one month period ended September 30, 2009.

Highlights of consolidated operating results

During Fiscal 2009 and Fiscal 2008, we have presented the growing products portion of the Home and Garden Business as discontinued operations. During Fiscal 2008 we have presented the Canadian division of the Home and Garden Business as discontinued operations. Our board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. The Canadian division of the Home and Garden Business was sold on November 1, 2007. See Note 12, Discontinued Operations of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the shutdown of the growing products portion of the Home and Garden Business and the sale of the Canadian division of the Home and Garden Business. As a result, and unless specifically stated, all discussions regarding Fiscal 2009 and Fiscal 2008 only reflect results from our continuing operations.

Net Sales. Net sales for Fiscal 2009 decreased to $2,231 million from $2,427 million in Fiscal 2008, an 8.1% decrease. The following table details the principal components of the change in net sales from Fiscal 2008 to Fiscal 2009 (in millions):

Net Sales
Fiscal 2008 Net Sales	$2,427
Increase in electric personal care product sales	4
Decrease in consumer battery sales	(27)
Decrease in pet supplies sales	(14)
Decrease in lighting product sales	(14)
Decrease in home and garden product sales	(13)
Decrease in electric shaving and grooming product sales	(3)
Foreign currency impact, net	(129)

Fiscal 2009 Net Sales	$2,231

Consolidated net sales by product line for Fiscal 2009 and 2008 are as follows (in millions):

	Fiscal Year
	2009	2008
Product line net sales
Consumer batteries	$819	$916
Pet supplies	574	599
Home and garden control products	322	334
Electric shaving and grooming products	225	247
Electric personal care products	211	231
Portable lighting products	80	100

Total net sales to external customers	$2,231	$2,427

Global consumer battery sales during Fiscal 2009 decreased $97 million, or 11%, compared to Fiscal 2008, primarily driven by unfavorable foreign exchange impacts of $70 million coupled with decreased consumer battery sales of $50 million and $15 million in Latin America and Europe, respectively. These declines were partially offset by increased consumer battery sales, mainly alkaline batteries, in North America of $38 million. The alkaline battery sales increase in North America is mainly due to higher volume at a major customer coupled with new distribution. The decreased consumer battery sales in Latin America continues to be a result of a slowdown in economic conditions in all countries and inventory de-stocking at retailers mainly in Brazil. Zinc carbon batteries decreased $35 million while alkaline battery sales are down $15 million in Latin America. The decreased consumer battery sales within Europe are primarily attributable to the decline in alkaline battery sales due to a slowdown in economic conditions and our continued efforts to exit unprofitable or marginally profitable private label battery sales.

Pet product sales during Fiscal 2009 decreased $25 million, or 4%, compared to Fiscal 2008. The decrease of $25 million is primarily attributable to decreased aquatics sales of $27 million coupled with unfavorable foreign exchange impacts of $11 million. These decreases were partially offset by increases of $13 million within specialty pet products. The decrease in aquatics sales of $27 million during Fiscal 2009 was attributable to declines in the U.S., Europe and Pacific Rim of $14 million, $10 million and $3 million, respectively. The declines in the U.S. were a result of decreased sales of large equipment, such as aquariums, driven by softness in this product category due to the macroeconomic slowdown as we maintained our market share in the category. The declines in Europe were due to inventory de-stocking at retailers and weak filtration product sales, both a result of the slowdown in economic conditions. The declines the Pacific Rim were also a result of the slowdown in economic conditions. The increase of $13 million in specialty pet products is a result of increased sales of our Dingo brand dog treats coupled with price increases on select products, primarily in the U.S.

Sales of home and garden control products during Fiscal 2009 versus Fiscal 2008 decreased $12 million, or 4%, primarily due to our retail customers managing their inventory levels to unprecedented low levels, combined with such retailers ending their outdoor lawn and garden control season six weeks early as compared to prior year seasons and our decision to exit certain unprofitable or marginally profitable products. This decrease in sales within lawn and garden control products was partially offset by increased sales of household insect control products.

Electric shaving and grooming product sales during Fiscal 2009 decreased $22 million, or 9%, compared to Fiscal 2008 primarily due to unfavorable foreign exchange translation of $19 million. The decline of $3 million, excluding unfavorable foreign exchange, was due to a $7 million decrease of sales within North America, which was partially offset by slight increases within Europe and Latin America of $3 million and $1 million, respectively. The decreased sales of electric shaving and grooming products within North America were a result of delayed inventory stocking at certain of our major customers for the 2009 holiday season which in turn has resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. We anticipate the first quarter sales of our fiscal year ending September 30, 2010 (“Fiscal 2010”) to be positively impacted versus our historical results due to this delay. The increases within Europe and Latin America were driven by new product launches, pricing and promotions.

Electronic personal care product sales during Fiscal 2009 decreased $20 million, or 9%, when compared to Fiscal 2008. The decrease of $20 million during Fiscal 2009 was attributable to unfavorable foreign exchange impacts of $24 million and declines in North America of $7 million. These decreases were partially offset by increases within Europe and Latin America of $8 million and $3 million, respectively. Similar to our electric shaving and grooming products sales, the decreased sales of electric personal care products within North America was a result of delayed holiday inventory stocking by our customers which has in turn resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. We expect the first quarter sales of Fiscal 2010 to be positively impacted versus our historical results due to this delay. The increased sales within Europe and Latin America were a result of successful product launches, mainly in women’s hair care.

Sales of portable lighting products in Fiscal 2009 decreased $20 million, or 20%, compared to Fiscal 2008 as a result of unfavorable foreign exchange impacts of $5 million coupled with declines in North America, Latin America and Europe of $9 million, $3 million and $1 million, respectively. The decreases across all regions are a result of the slowdown in economic conditions and decreased market demand.

Gross Profit. Gross profit for Fiscal 2009 was $817 million versus $920 million for Fiscal 2008. Our gross profit margin for Fiscal 2009 decreased slightly to 36.6% from 37.9% in Fiscal 2008. Gross profit was lower in Fiscal 2009 due to unfavorable foreign exchange impacts of $58 million. As a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”), inventory balances were revalued as of August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, New Spectrum recognized $16 million in additional cost of goods sold in Fiscal 2009. The remaining $33 million of the inventory revaluation will be recorded during the first quarter of Fiscal 2010. These inventory revaluation adjustments are non-cash charges. In addition, in connection with our adoption of fresh-start reporting, and in accordance with ASC 852, we revalued our property, plant and equipment as of August 30, 2009 which resulted in an increase to such assets of $34 million. As a result of the revaluation of property, plant and equipment, during Fiscal 2009 we incurred an additional $2 million of depreciation charges within cost of goods sold. We anticipate higher cost of goods sold in future years as a result of the revaluation of our property, plant and equipment. Furthermore, as a result of emergence from Chapter 11 of the Bankruptcy Code, we anticipate lower interest costs in future years which should enable us to invest more in capital expenditures into our business and, as a result, such higher future capital spending would also increase our depreciation expense in future years. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to our reorganization under Chapter 11 of the Bankruptcy Code and fresh-start reporting. Offsetting the unfavorable impacts to our gross margin, we incurred $13 million of Restructuring and related charges, within Costs of goods sold, during Fiscal 2009, compared to $16 million in Fiscal 2008. The $13 million in Fiscal 2009 primarily related to the 2009 Cost Reduction Initiatives and the Ningbo Exit Plan, while the Fiscal 2008 charges were primarily related to the Ningbo Exit Plan. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for Fiscal 2009 totaled $659 million versus $1,605 million for Fiscal 2008. This $946 million decrease in operating expenses for Fiscal 2009 versus Fiscal 2008 was primarily driven by lower impairment charges recorded in Fiscal 2009 versus Fiscal 2008. During Fiscal 2009 we recorded non-cash impairment charges of $34 million versus $861 million of non-cash impairment charges recorded in Fiscal 2008. The Fiscal 2009 impairment charges related to the write down of the carrying value of indefinite-lived intangible assets to fair value while the Fiscal 2008 impairment charges related to the write down of the carrying value of goodwill and indefinite-lived intangible assets to fair value. These impairment charges were recorded in accordance with both ASC Topic 350: “Intangibles-Goodwill and Other,” formerly SFAS No. 142, “Goodwill and Other Intangible Assets,” (“ASC 350”) and ASC Topic 360: “Property, Plant and Equipment,” formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”). See “Goodwill and Intangibles Impairment” below, as well as Note 3(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges. The decrease in operating expenses in Fiscal 2009 versus Fiscal 2008 is also attributable to the positive impact related to foreign exchange of $37 million in Fiscal 2009 coupled with the non-recurrence of a charge in Fiscal 2008 of $18 million associated with the depreciation and amortization related to the assets of the Home and Garden Business incurred as a result of our reclassification of the Home and Garden Business from discontinued operations to continuing. See “Introduction” above and “Segment Results—Home and Garden” below, as well as Note 1, Description of Business, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the reclassification of the Home and Garden Business. Tempering the decrease in operating expenses from Fiscal 2008 to Fiscal 2009 was an increase in restructuring and related charges. Restructuring and related charges included in operating expenses were $32 million in Fiscal 2009 and $23 million in Fiscal 2008. The Fiscal 2009 Restructuring and related charges are primarily attributable to the 2009 Cost Reduction Initiatives, while the Fiscal 2008 charges are primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Income (Loss). Operating income of approximately $157 million was recognized in Fiscal 2009 compared to an operating loss in Fiscal 2008 of $687 million. The change in operating income (loss) is directly attributable to the impact of the previously discussed non-cash impairment charge of $34 million in Fiscal 2009 compared to the non-cash impairment charge of $861 million during Fiscal 2008.

Segment Results. As discussed above in Item 1, Business, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) Home and Garden Business.

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges, reorganization items and income tax expense. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a standalone basis have been included in the determination of operating segment profits. Corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 12, Segment Information, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Batteries & Personal Care

	2009	2008
	(in millions)
Net sales to external customers	$1,335	$1,494
Segment profit	$165	$163
Segment profit as a % of net sales	12.4%	10.9%
Assets as of September 30,	$1,608	$1,183

Segment net sales to external customers in Fiscal 2009 decreased $159 million to $1,335 million from $1,494 million during Fiscal 2008, representing an 11% decrease. Unfavorable foreign currency exchange translation impacted net sales in Fiscal 2009 by approximately $118 million in comparison to Fiscal 2008. Consumer battery sales for Fiscal 2009 decreased to $819 million when compared to Fiscal 2008 sales of $916 million, principally due a negative foreign currency impact of $70 million coupled with a decline in zinc carbon battery sales decline of $32 million. The $32 million decrease in zinc carbon batteries is primarily concentrated in Latin America, as Latin American sales were down $35 million in Fiscal 2009 compared to Fiscal 2008 as a result of a slowdown in economic conditions and inventory de-stocking at retailers mainly in Brazil. Excluding foreign exchange, sales of alkaline batteries increased $5 million as we experienced gains in North America of $37 million, which were offset by declines within Europe and Latin America of $17 million and $15 million, respectively. The increased alkaline battery sales in North America were driven by an increase in market share, as consumers opt for our value proposition during the weakening economic conditions in the U.S. The decreased alkaline battery sales in Europe were the result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. We are continuing our efforts to promote profitable growth and therefore, expect to continue to exit certain low margin business as appropriate to create a more favorable mix of branded versus private label products. The decrease in Latin American alkaline battery sales was again due to the slowdown in economic activity coupled with inventory de-stocking at retailers mainly in Brazil. Net sales of electric shaving and grooming products in Fiscal 2009 decreased by $21 million, or 8%, primarily as a result of negative foreign exchange impacts of $19 and declines in North America of $7 million. These declines were partially offset by increases within Europe and Latin America of $3 million and $2 million, respectively. The declines within North America are primarily attributable to delayed inventory stocking at certain of our major customers for the 2009 holiday season which in turn has resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. We anticipate the first quarter sales of Fiscal 2010 to be positively impacted versus our historical results due to this delay. The slight increases in Europe and Latin America are a result of successful new product launches. Electric personal care sales decreased by $20 million, a decrease of 9% over Fiscal 2008. Unfavorable foreign exchange translation impacted net sales by approximately $24 million. Excluding unfavorable foreign exchange, we experienced an increase of $4 million within electric personal care products. Europe and Latin America increased $8 million and $3 million, respectively, while North American electric personal care product sales decreased $8 million. Similar to our electric shaving and grooming products sales, the decreased sales of electric personal care products within North America was a result of delayed holiday inventory stocking at certain of our customers which in turn has resulted in a delay of our product shipments that historically would have been recorded during the fourth quarter of our fiscal year. The increased sales within Europe and Latin America were due to strong growth in our women’s hair care products. Net sales of portable lighting products for Fiscal 2009 decreased to $80 million as compared to sales of $100 million for Fiscal 2008. The portable lighting product sales decrease was driven by unfavorable foreign exchange impact of $5 million, coupled with declines in North America, Europe and Latin America of $9 million, $3 million and $2 million, respectively. The decrease across all regions was driven by softness in the portable lighting products category as a result of the global economic slowdown.

Segment profitability in Fiscal 2009 increased slightly to $165 million from $163 million in Fiscal 2008. Segment profitability as a percentage of net sales increased to 12.4% in Fiscal 2009 as compared with 10.9% in Fiscal 2008. The increase in segment profitability during Fiscal 2009 was primarily the result of cost savings from the Ningbo Exit Plan and our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges. Tempering the increase in segment profitability were decreased sales during Fiscal 2009 as compared to Fiscal 2008 which was primarily driven by unfavorable foreign exchange and softness in certain product categories due to the global economic slowdown. In addition, as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141, inventory balances were revalued as of August 30, 2009 resulting in an increase in such Global Batteries & Personal Care inventory balances of $27 million. As a result of the inventory revaluation, Global Batteries & Personal Care recognized $10 million in additional cost of goods sold in Fiscal 2009. The remaining $17 million of the inventory revaluation will be recorded during the first quarter of Fiscal 2010. See “Net Sales” above for further discussion on our Fiscal 2009 sales.

Segment assets at September 30, 2009 increased to $1,608 million from $1,183 million at September 30, 2008. The increase is primarily a result of the revaluation impacts of fresh-start reporting. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information related to fresh-start reporting. Partially offsetting this increase in assets was a non-cash impairment charge of certain intangible assets in Fiscal 2009 of $15 million. See Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Batteries & Personal Care. Goodwill and intangible assets at September 30, 2009 totaled approximately $909 million and are directly a result of the revaluation impacts of fresh-start reporting. Goodwill and intangible assets at September 30, 2008 total approximately $416 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products Company, L.L.C. (“Remington Products”) and Microlite S.A. (“Microlite”) acquisitions.

Global Pet Supplies

	2009	2008
	(in millions)
Net sales to external customers	$574	$599
Segment profit	$65	$69
Segment profit as a % of net sales	11.3%	11.5%
Assets as of September 30,	$867	$700

Segment net sales to external customers in Fiscal 2009 decreased to $574 million from $599 million in Fiscal 2008, representing a decrease of $25 million or 4%. Unfavorable foreign currency exchange translation impacted net sales in Fiscal 2009 compared to Fiscal 2008 by approximately $11 million. Worldwide aquatic sales for Fiscal 2009 decreased to $360 million when compared to sales of $398 million in Fiscal 2008. The decrease in worldwide aquatic sales was a result of unfavorable foreign exchange impacts of $11 million coupled with declines of $14 million, $10 million and $3 million in the United States, Europe and the Pacific Rim. The declines in the U.S. were a result of decreased sales of large equipment, primarily aquariums, due to the slowdown in economic conditions. The declines in Europe were due to inventory de-stocking at retailers and the poor weather season, which impacted our outdoor pond product sales, whereas the declines the Pacific Rim were as a result of the slowdown in economic conditions. Companion animal net sales increased to $214 million in Fiscal 2009 compared to $201 million in Fiscal 2008, an increase of $13 million, or 6%. We continued to see strong growth, and foresee further growth in Fiscal 2010, in companion animal related product sales in the U.S., driven by our Dingo brand dog treats, coupled with increased volume in Europe and the Pacific Rim associated with the continued introductions of companion animal products.

Segment profitability in Fiscal 2009 decreased slightly to $65 million from $69 million in Fiscal 2008. Segment profitability as a percentage of sales in Fiscal 2009 also decreased slightly to 11.3% from 11.5% during

Fiscal 2008. This decrease in segment profitability and profitability margin was primarily due to decreased sales, as discussed above, coupled with increases in cost of goods sold driven by higher input costs, which negatively impacted margins, as price increases lagged behind such cost increases. Tempering the decrease in profitability and profitability margin were lower operating expenses, principally selling related expenses. In addition, as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141, inventory balances were revalued as of August 30, 2009 resulting in an increase in such Global Pet Supplies inventory balances of $19 million. As a result of the inventory revaluation, Global Pet Supplies recognized $5 million in additional cost of goods sold in Fiscal 2009. The remaining $14 million of the inventory revaluation will be recorded during the first quarter of Fiscal 2010.

Segment assets as of September 30, 2009 increased to $867 million from $700 million at September 30, 2008. The increase is primarily a result of the revaluation impacts of fresh-start reporting. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to fresh-start reporting. Partially offsetting this increase in assets was a non-cash impairment charge of certain intangible assets in Fiscal 2009 of $19 million. See Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Pet Supplies. Goodwill and intangible assets as of September 30, 2009 total approximately $618 million and are directly a result of the revaluation impacts of fresh-start reporting. Goodwill and intangible assets as of September 30, 2008 total approximately $447 million and primarily relate to the acquisitions of Tetra and the United Pet Group division of United.

Home and Garden Business

	2009	2008
	(in millions)
Net sales to external customers	$322	$334
Segment profit	$42	$29
Segment profit as a % of net sales	13.0%	8.7%
Assets as of September 30,	$504	$290

Segment net sales to external customers of home and garden control products during Fiscal 2009 versus Fiscal 2008 decreased $12 million, or 4%, primarily due to our retail customers managing their inventory levels to unprecedented low levels, combined with such retailers ending their outdoor lawn and garden control season six weeks early as compared to prior year seasons and our decision to exit certain unprofitable or marginally profitable products. This decrease in sales within lawn and garden control products were partially offset by increased sales of household insect control products, driven by increased sales to a major customer.

Segment profitability in Fiscal 2009 increased to $42 million from $29 million in Fiscal 2008. Segment profitability as a percentage of sales in Fiscal 2009 increased to 13.0% from 8.7% in Fiscal 2008. The increase in segment profit for Fiscal 2009 was the result of declining commodity costs associated with our lawn and garden control products and the non-recurrence of a charge incurred during Fiscal 2008 of approximately $11 million that related to depreciation and amortization expense related to Fiscal 2007. From October 1, 2006 through December 30, 2007, the Home and Garden Business was designated as discontinued operations. In accordance with generally excepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. As a result of our reclassification of that business to a continuing operation we recorded a catch-up of depreciation and amortization expense, which totaled $14 million, for the five quarters during which this business was designated as discontinued operations. In addition, as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141, inventory balances were revalued as of August 30, 2009 resulting in an increase in such Home and Garden inventory balances of $3 million. As a result of the inventory revaluation, Home and Garden recognized $1 million in additional cost of goods sold in Fiscal 2009. The remaining $2 million of the inventory revaluation will be recorded during the first quarter of Fiscal 2010.

Segment assets as of September 30, 2009 increased to $504 million from $290 million at September 30, 2008. The increase is primarily a result of the revaluation impacts of fresh-start reporting. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to fresh-start reporting. Goodwill and intangible assets as of September 30, 2009 total approximately $419 million and are directly a result of the revaluation impacts of fresh-start reporting. Intangible assets as of September 30, 2008 total approximately $115 million and primarily relate to the acquisition of the United Industries division of United.

Corporate Expense. Our corporate expense in Fiscal 2009 decreased to $34 million from $45 million in Fiscal 2008. Our corporate expense as a percentage of consolidated net sales in Fiscal 2009 decreased to 1.5% from 1.9%. The decrease in expense is partially a result of the non recurrence of a $9 million charge incurred in Fiscal 2008 to write off professional fees incurred in connection with the termination of substantive negotiations with a potential purchaser of our Global Pet Supplies business.

Restructuring and Related Charges. See Note 17, Restructuring and Related Charges of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in 2009 and 2008 (in millions):

	2009	2008
Costs included in cost of goods sold:
United & Tetra integration:
Other associated costs	—	0.3
European initiatives:
Termination benefits	—	(0.8)
Other associated costs	—	0.1
Latin America initiatives:
Termination benefits	0.2	—
Other associated costs	—	0.3
Global Realignment initiatives:
Termination benefits	0.3	0.1
Other associated costs	0.9	0.1
Ningbo Exit Plan:
Termination benefits	0.9	1.2
Other associated costs	8.6	15.2
Global Cost Reduction Initiatives:
Termination benefits	0.2	—
Other associated costs	2.3	—

Total included in cost of goods sold	$13.4	$16.5

Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$2.3	$2.0
Other associated costs	0.3	0.9
Latin America initiatives:
Termination benefits	—	0.1
Global Realignment:
Termination benefits	7.1	12.3
Other associated costs	3.5	7.5
Ningbo Exit Plan:
Other associated costs	1.3	—
Global Cost Reduction Initiatives:
Termination benefits	6.6	—
Other associated costs	11.3	—

Total included in operating expenses	$32.4	$22.8

Total restructuring and related charges	$45.8	$39.3

In connection with the acquisitions of United and Tetra in Fiscal 2005, we implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into our operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities at our Global Pet Supplies business. In addition, certain corporate functions were shifted to our global headquarters in Atlanta, Georgia. We have recorded approximately $(1) million of restructuring and related charges during Fiscal 2009, to adjust prior estimates and eliminate the accrual, and no charges during Fiscal 2008.

Effective October 1, 2006, we suspended initiatives to integrate the activities of the Home and Garden Business into our operations in Madison, Wisconsin. We recorded $1 million of restructuring and related charges during Fiscal 2009 and de minimis restructuring and related charges in Fiscal 2008 in connection with the integration of the United home and garden business. We have recorded pretax restructuring and related charges of approximately $32 million since the inception of this initiative.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $2 million and $3 million of pretax restructuring and related charges during Fiscal 2009 and Fiscal 2008, respectively. We have recorded pretax restructuring and related charges of approximately $37 million since the inception of the integration activities within Global Pet Supplies.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to our Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring Europe’s sales, marketing and support functions. In connection with the European Initiatives, we recorded de minimis pretax restructuring and related charges in Fiscal 2009 and approximately $(1) million in pretax restructuring and related charges, representing the true-up of reserve balances, during Fiscal 2008. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during both Fiscal 2009 and Fiscal 2008 in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $11 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 12, Segment Results, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion on the realignment of our operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $11 million and $20 million of pretax restructuring and related charges during Fiscal 2009 and Fiscal 2008, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2010, relate primarily to severance and are projected at approximately $77 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo Baowang China (“Ningbo”) (the

“Ningbo Exit Plan”). We recorded approximately $11 million and $16 million of pretax restructuring and related charges during Fiscal 2009 and Fiscal 2008, respectively, in connection with the Ningbo Exit Plan. We have recorded pretax and restructuring and related charges of approximately $27 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $20 million of pretax restructuring and related charges during Fiscal 2009 related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through September 30, 2013, are projected at approximately $55 million.

Goodwill and Intangibles Impairment. ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2009 and 2008, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $34 million and $861 million in Fiscal 2009 and Fiscal 2008, respectively. The $34 million non-cash pretax impairment charge incurred in Fiscal 2009 reflects trade name intangible asset impairments of the following: $18 million related to Global Pet Supplies; $15 million related to the Global Batteries and Personal Care segment; and $1 million related to the Home and Garden Business. The $861 million non-cash pretax impairment charge incurred in Fiscal 2008 reflects $602 million related to the impairment of goodwill and $259 million related to the impairment of trade name intangible assets. Of the $602 million goodwill impairment; $426 million was associated with our Global Pet Supplies segment, $160 million was associated with the Home and Garden Business and $16 million was associated with our Global Batteries and Personal Care segment. Of the $259 million trade name intangible assets impairment; $98 million was within our Global Pet Supplies segment, $86 million was within our Global Batteries and Personal Care segment and $75 million was within the Home and Garden segment. See Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

Interest Expense. Interest expense in Fiscal 2009 decreased to $190 million from $229 million in Fiscal 2008. The decrease in Fiscal 2009 is primarily due to ceasing the accrual of interest on Old Spectrum’s Senior Subordinated Notes, partially offset by the accrual of the default interest on our U.S. Dollar Term B Loan and Euro facility and ineffectiveness related to interest rate derivative contracts. Contractual interest not accrued on the Senior Subordinated Notes during Fiscal 2009 was $56 million. See Liquidity and Capital Resources –Debt Financing Activities and Note 8, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.

Reorganization Items. During Fiscal 2009, Old Spectrum, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items expense (income), net, which represents a gain of approximately $(1,143) million. Reorganization items expense (income), net included the following: (i) gain on cancellation of debt of $(147) million; (ii) gains in connection with fresh-start reporting adjustments of $(1,088) million; (iii) legal and professional fees of $75 million; (iv) write off deferred financing costs related to the Senior Subordinated Notes of $11 million; and (v) a provision for rejected leases of $6 million. During Fiscal 2009, New Spectrum recorded Reorganization items expense (income), net which represents expense of $4 million related to professional fees. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information related to our reorganization under Chapter 11 of the Bankruptcy Code.

Income Taxes. Our effective tax rate on losses from continuing operations is approximately 2.0% for Old Spectrum and (256)% for New Spectrum during Fiscal 2009. Our effective tax rate on income from continuing operations was approximately 1.0% for Fiscal 2008. The primary drivers of the change in our effective rate for New Spectrum for Fiscal 2009 as compared to Fiscal 2008 relate to residual income taxes recorded on the actual and deemed distribution of foreign earnings in Fiscal 2009. The change in the valuation allowance related to these dividends was recorded against goodwill as an adjustment for release of valuation allowance. The primary drivers for Fiscal 2008 include tax expense recorded for an increase in the valuation allowance associated with our net U.S. deferred tax asset and the tax impact of the impairment charges.

As of September 30, 2009, we have U.S. federal and state net operating loss carryforwards of approximately $598 and $643 million, respectively, which will expire between 2010 and 2029, and we have foreign net operating loss carryforwards of approximately $138 million, which will expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2008 we had U.S. federal, foreign and state net operating loss carryforwards of approximately $960, $142 and $854 million, respectively, which, at that time, were scheduled to expire between 2009 and 2028. Certain of the foreign net operating losses have indefinite carryforward periods. We are subject to an annual limitation on the use of our net operating losses that arose prior to its emergence from bankruptcy. We have had multiple changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that subject us to U.S. federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of our stock (as defined for tax purposes) on the date of the ownership change, our net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Based on these factors, we project that $149 million of the total U.S. federal and $311 million of the state net operating loss will expire unused. We have provided a full valuation allowance against the deferred tax asset.

We recognized income tax expense of approximately $124 million related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the eleven month period ended August 30, 2009. This adjustment, net of a change in valuation allowance is embedded in Reorganization items expense (income), net. We intend to reduce our net operating loss carryforwards for any cancellation of debt income in accordance with IRC Section 108 that arises from our emergence from Chapter 11 of the Bankruptcy Code under IRC Section 382 (1)(6).

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC Topic 740: “Income Taxes,” formerly SFAS No. 109 “Accounting for Income Taxes” (“ASC 740”) requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. In 2009, Old Spectrum recorded a reduction in the valuation allowance against the U.S. net deferred tax asset exclusive of indefinite lived intangible assets primarily as a result of utilizing net operating losses to offset the gain on settlement of liabilities subject to compromise and the impact of the fresh start reporting adjustments. New Spectrum recorded a reduction in the domestic valuation allowance of $47 million as a reduction to goodwill as a result of the recognition of pre-fresh start deferred tax assets to offset New Spectrum income. Our total valuation allowance established for the tax benefit of deferred tax assets that may not be realized is approximately $133 million at September 30, 2009. Of this amount, approximately $109 million relates to U.S. net deferred tax assets and approximately $24 million relates to foreign net deferred tax assets. We recorded a non-cash deferred income tax charge of approximately $257 million related to a valuation allowance against U.S. net deferred tax assets during Fiscal 2008. Included in the total is a non-cash deferred income tax charge of approximately $4 million related to an increase in the valuation allowance against our net deferred tax assets in China in connection with the Ningbo Exit Plan. We also determined that a valuation allowance was no longer required in Brazil and thus recorded a $31 million benefit to reverse the valuation allowance previously established. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, is approximately $496 million at September 30, 2008. Of this amount, approximately $468 million relates to U.S. net deferred tax assets and approximately $28 million relates to foreign net deferred tax assets.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2009 and Fiscal 2008, we recorded non- cash pretax impairment charges of approximately $34 million and $861 million, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of approximately $13 million and $143 million, respectively. See “Goodwill and Intangibles Impairment” above, as well as Note 3(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted this provision on October 1, 2007. As a result of the adoption, we recognized no cumulative effect adjustment. As of September 30, 2009, August 30, 2009 and September 30, 2008, the total amount of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods is $8 million, $8 million and $7 million, respectively. See Note 10, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Discontinued Operations. On November 5, 2008, the board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 10, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business. The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2009 and Fiscal 2008, respectively:

	2009	2008
Net sales	$31.3	$261.4

Loss from discontinued operations before income taxes	$(90.9)	$(27.1)
Provision for income tax benefit	(4.5)	(2.1)

Loss from discontinued operations, net of tax	$(86.4)	$(25.0)

In accordance with ASC 360, long-lived assets to be disposed of are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2008, we recorded a non-cash pretax charge of $6 million in discontinued operations to reduce the carrying value of intangible assets related to the growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business.

On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and was used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our received proceeds by approximately $1 million. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit. Accordingly, the presentation herein of the results of continuing operations excludes the Canadian division of the Home and Garden Business for all periods presented. See Note 10, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the sale of the Canadian division of the Home and Garden Business.

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2008:

2008(A)
Net sales	$4.7

Loss from discontinued operations before income taxes	$(1.9)
Provision for income tax benefit	(0.7)

Loss from discontinued operations, net of tax	$(1.2)

(A)	Fiscal 2008 represents results from discontinued operations from October 1, 2007 through November 1, 2007, the date of sale. Included in the Fiscal 2008 loss is a loss on disposal of approximately $1 million, net of tax benefit.

In accordance with ASC 360, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, we recorded a non-cash pretax charge of $45 million in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian Home and Garden Business in order to reflect the estimated fair value of this business.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Highlights of consolidated operating results

During Fiscal 2008 and Fiscal 2007, we have presented the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business as discontinued operations. Our board of directors committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. The Canadian division of the Home and Garden Business was sold on November 1, 2007. See Note 10, Discontinued Operations of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding the shutdown of the growing products portion of the Home and Garden Business and the sale of the Canadian division of the Home and Garden Business. As a result, and unless specifically stated, all discussions regarding Fiscal 2008 and Fiscal 2007 only reflect results from our continuing operations.

Net Sales. Net sales for Fiscal 2008 increased to $2,427 million from $2,333 million in Fiscal 2007, a 4.0% increase. The following table details the principal components of the change in net sales from Fiscal 2007 to Fiscal 2008 (in millions):

Net Sales
Fiscal 2007 Net Sales	$2,333
Increase in Pet supplies sales	18
Decrease in consumer battery sales	(26)
Decrease in home and garden product sales	(4)
Foreign currency impact, net	106

Fiscal 2008 Net Sales	$2,427

Consolidated net sales by product line for Fiscal 2008 and 2007 are as follows (in millions):

	Fiscal Year
	2008	2007
Product line net sales
Consumer batteries	$916	$882
Pet supplies	599	563
Home and garden control products	334	338
Electric shaving and grooming products	247	268
Electric personal care products	231	187
Portable lighting products	100	95

Total net sales to external customers	$2,427	$2,333

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

Sales of home and garden control products during Fiscal 2008 versus Fiscal 2007 decreased $4 million, or 1%, primarily due to rising commodity costs and lower volume as a result of lower inventory levels at certain customers, partially offset by price increases.

Gross Profit. Gross profit for Fiscal 2008 was $920 million versus $877 million for Fiscal 2007. Our gross profit margin for Fiscal 2008 increased slightly to 37.9% from 37.6% in Fiscal 2007. As a result of our reclassification of the Home and Garden business from discontinued operations to continuing operations, and hence our reclassification of the Home and Garden Business assets from assets held for sale to assets held and used, during Fiscal 2008 we recorded a charge in Cost of goods sold of $4 million associated with depreciation expense for the production related assets of that business. From October 1, 2006 through September 30, 2007, the U.S. division of the Home and Garden Business was designated as discontinued operations. In accordance with generally accepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. See “Introduction” above and “Segment Results—Home and Garden” below, as well as Note 1, Description of Business, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the reclassification of the Home and Garden Business. Cost of goods sold during Fiscal 2008 also included $16 million in restructuring and related charges, primarily attributable to the Ningbo Exit Plan. The restructuring and related charges incurred in Fiscal 2007 were $31 million which were associated with various cost cutting initiatives in connection with the integration activities in our Global Pet Supplies business, which are substantially complete, and the rationalization of our Global Batteries & Personal Care European and Latin American manufacturing organizations. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for Fiscal 2008 totaled $1,605 million versus $1,128 million for Fiscal 2007. This $475 million increase in operating expenses for Fiscal 2008 versus Fiscal 2007 was primarily driven by an increase of $497 million in impairment charges. Impairment charges in Fiscal 2008 were $861 million versus $362 million in Fiscal 2007. In both Fiscal 2008 and Fiscal 2007 the impairment charges were non-cash charges and related to the write down of the carrying value of goodwill and indefinite-lived intangible assets to fair value in accordance with both ASC 350 and ASC 360. See “Goodwill and Intangibles Impairment” below, as well as Note 3(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges. The increase in operating expenses in Fiscal 2008 versus Fiscal 2007 is also attributable to the negative impact related to foreign exchange of approximately $36 million and a $18 million charge associated with the depreciation and amortization related to the assets of the Home and Garden Business incurred as a result of our reclassification of the Home and Garden Business from discontinued operations to continuing operations. See “Introduction” above and “Segment Results—Home and Garden” below, as well as Note 1, Description of Business, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the reclassification of the Home and Garden Business. The increases noted above were partially offset by the decrease of $44 million of restructuring and related charges in Fiscal 2008 compared to Fiscal 2007. The restructuring and related charges incurred in Fiscal 2008 of $23 million are primarily attributable to various cost reduction initiatives in connection with our global realignment announced in January 2007. The restructuring and related charges incurred in Fiscal 2007 of $67 million were primarily attributable to the ongoing integration of our Global Pet Supplies business, rationalization of the sales and marketing organizations of the European and Latin American divisions of Global Batteries & Personal Care and various cost reduction initiatives in connection with our global realignment announced in January 2007 to reduce general and administrative expenses. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Operating Loss. An operating loss of approximately $685 million was recognized in Fiscal 2008 compared to an operating loss in Fiscal 2007 of $252 million. The Fiscal 2008 operating loss is directly attributable to the impact of the previously discussed non-cash impairment charge of $861 million, coupled with restructuring and related charges of $39 million. The Fiscal 2007 operating loss is directly attributable to the previously discussed non-cash impairment charge of approximately $362 million coupled with restructuring and related charges of $98 million.

Segment Results. As discussed above in Item 1, Business, we manage our business in three reportable segments: (i) Global Batteries & Personal Care, (ii) Global Pet Supplies; and (iii) Home and Garden Business.

Operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges, reorganization items and income tax expense. Expenses associated with global operations, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits. In addition, certain general and administrative expenses necessary to reflect the operating segments on a standalone basis have been included in the determination of operating segment profits. Corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans.

All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are allocated to operating segments or corporate expense according to the function of each cost center. All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Global strategic initiatives and financial objectives for each reportable segment are determined at the corporate level. Each reportable segment is responsible for implementing defined strategic initiatives and achieving certain financial objectives and has a general manager responsible for the sales and marketing initiatives and financial results for product lines within that segment. Financial information pertaining to our reportable segments is contained in Note 12, Segment Results, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Global Batteries & Personal Care

	2008	2007
	(in millions)
Net sales to external customers	$1,494	$1,431
Segment profit	$163	$144
Segment profit as a % of net sales	10.9%	10.0%
Assets as of September 30,	$1,183	$1,377

Segment net sales to external customers in Fiscal 2008 increased $63 million to $1,494 million from $1,431 million during Fiscal 2007, representing a 4% increase. Favorable foreign currency exchange translation impacted net sales in Fiscal 2008 by approximately $88 million in comparison to Fiscal 2007. Battery sales for Fiscal 2008 increased to $916 million when compared to Fiscal 2007 sales of $881 million, principally due a positive foreign currency impact of $61 million and increases in North America of $15 million, which were driven by an increase in market share, as consumers opt for our value proposition during the weakening economic conditions in the U.S. These increases were partially offset by decreases in Latin America and Europe of $9 million and $32 million, respectively. The decrease in Latin American battery sales was primarily due to zinc carbon shortfalls in Mexico, Central America and Colombia. The decrease in European battery sales was the result of our continued efforts to exit from unprofitable or marginally profitable private label battery sales, as well as certain second tier branded battery sales. We are continuing our efforts to promote profitable growth and therefore, expect to continue to exit certain low margin business as appropriate to create a more favorable mix of branded versus private label products. Net sales of electric shaving and grooming products in Fiscal 2008 decreased by $21 million, or 8%, primarily as a result of declines within North America of $29 million. These declines were partially offset by a positive foreign currency impact of $9 million. Electric personal care sales increased by $44 million, an increase of 24%, over Fiscal 2007. Favorable foreign exchange translation impacted net sales by approximately $14 million coupled with strong worldwide growth in our women’s hair care products. We saw double digit sales growth of our electric personal care products in all geographic regions, particularly in North America with 28% growth, when compared to Fiscal 2007. Net sales of portable lighting products for Fiscal 2008 increased to $100 million as compared to sales of $95 million for Fiscal 2007. The sales increase was driven by a $5 million increase in North America associated with sales gains from new product launches coupled with favorable foreign exchange translation of $4 million that was tempered by decreases in Latin America and Europe due to declining market demand.

Segment profitability in Fiscal 2008 increased to $163 million from $144 million in Fiscal 2007. Segment profitability as a percentage of net sales increased to 10.9% in Fiscal 2008 as compared with 10.0% in Fiscal 2007. The increase in segment profitability during Fiscal 2008 was primarily the result of cost savings from our global realignment announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 15, Restructuring and Related Charges, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

Segment assets at September 30, 2008 decreased to $1,183 million from $1,377 million at September 30, 2007. The decrease is primarily attributable to the impact of foreign currency translation coupled with the impairment of goodwill and certain trade name intangible assets, a non-cash charge, in Fiscal 2008. See “Goodwill and Intangibles Impairment” below as well Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Batteries & Personal Care. Goodwill and intangible assets at September 30, 2008 total approximately $416 million and primarily relate to the ROV Ltd., VARTA AG, Remington Products and Microlite acquisitions. Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on manufactured products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court had been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” tax credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2008, these amounts totaled approximately $14 million and are included in Other long-term liabilities in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

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

Segment assets as of September 30, 2008 decreased to $700 million from $1,202 million at September 30, 2007. The decrease is primarily attributable to the impact of foreign currency translation coupled with the impairment of goodwill and certain trade name intangible assets, a non-cash charge, in Fiscal 2008. See “Goodwill and Intangibles Impairment” below as well Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to Global Pet Supplies. Goodwill and intangible assets as of September 30, 2008 total approximately $447 million and primarily relate to the acquisitions of Tetra and the United Pet Group division of United.

Home and Garden

	2008	2007
	(in millions)
Net sales to external customers	$334	$338
Segment profit	$29	$41
Segment profit as a % of net sales	8.7%	12.1%
Assets as of September 30,	$290	$548

Segment net sales to external customers of home and garden control products during Fiscal 2008 versus Fiscal 2007 decreased $4 million, or 1%, primarily due to rising commodity costs and lower volume as a result of lower inventory levels at certain customers, partially offset by price increases.

Segment profitability in Fiscal 2008 decreased to $29 million from $41 million in Fiscal 2007. Segment profitability as a percentage of sales in Fiscal 2008 decreased to 8.7% from 12.1% in the same period last year. The decrease in segment profit for Fiscal 2008 was primarily due to increased commodity costs associated with our lawn and garden controls products, our increased investment in the Spectricide and Cutter brands, coupled with depreciation and amortization expense of $22 million recorded during Fiscal 2008, while no depreciation and amortization expense was recorded in Fiscal 2007. From October 1, 2006 through December 30, 2007, the U.S. division of the Home and Garden Business was designated as discontinued operations. In accordance with generally excepted accounting principles, while designated as discontinued operations we ceased recording depreciation and amortization expense associated with the assets of this business. As a result of our reclassification of that business to a continuing operation we recorded a catch-up of depreciation and amortization expense, which totaled $14 million, for the five quarters during which this business was designated as discontinued operations. In addition, Fiscal 2008 also includes depreciation and amortization of $8 million representing the Fiscal 2008 depreciation and amortization expense of the Home and Garden Business.

Segment assets as of September 30, 2008 decreased to $290 million from $548 million at September 30, 2007. The decrease is primarily attributable to the depreciation expense mentioned above coupled with the impairment of goodwill and certain trade name intangible assets, a non-cash charge, in Fiscal 2008. See “Goodwill and Intangibles Impairment” below as well Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding this impairment charge and the amount attributable to the Home and Garden Business. Intangible assets as of September 30, 2008 total approximately $115 million and primarily relate to the acquisition of the United Industries division of United.

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

Restructuring and Related Charges. See Note 15, Restructuring and Related Charges of Notes to Consolidated Financial Statements, included in this Annual Report on Form 10-K for additional information regarding our restructuring and related charges.

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

During our fiscal year ended September 30, 2005 (“Fiscal 2005”), we announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. We recorded no pretax restructuring and related charges during Fiscal 2008, and approximately $1 million in Fiscal 2007, in connection with this closure. The costs associated with the initiative are complete and totaled approximately $11 million.

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

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2007. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of our distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. We recorded approximately $3 million and $22 million of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively.

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at our Dischingen, Germany battery plant to our manufacturing facility in China and restructuring Europe’s sales, marketing and support functions. In connection with the European Initiatives, we recorded approximately $(1) million in pretax restructuring and related charges, representing the true-up of the reserve balance, and $7 million of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs. In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. In connection with the Latin American Initiatives, we recorded de minimis pretax restructuring and related charges during Fiscal 2008 and approximately $11 million during Fiscal 2007.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. See also Note 12, Segment Results, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion on the realignment of our operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels. We recorded approximately $20 million and $53 million of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively, in connection with the Global Realignment Initiatives.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives include the exit of our battery manufacturing facility in Ningbo Baowang China. We recorded approximately $16 million of pretax restructuring and related charges during Fiscal 2008 in connection with the Ningbo Exit Plan.

Goodwill and Intangibles Impairment. ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2008 and Fiscal 2007, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded a non-cash pretax impairment charge of $861 million and $362 million in Fiscal 2008 and Fiscal 2007, respectively. The $861 million non-cash pretax impairment charge incurred in Fiscal 2008 reflects $602 million related to the impairment of goodwill and $259 million related to the impairment of trade name intangible assets. Of the $602 million goodwill impairment; $426 million was associated with our Global Pet Supplies segment, $160 million was associated with the Home and Garden Business and $16 million was associated with our Global Batteries and Personal Care reportable segment. Of the $259 million trade name intangible assets impairment; $98 million was within our Global Pet Supplies reportable segment, $86 million was within our Global Batteries and Personal Care reportable segment and $75 million was within the Home and Garden reportable segment. The $362 million impairment charge incurred in Fiscal 2007 reflects the impairment of goodwill associated with our U.S. Home and Garden Business and our North America reporting unit, which is now included as part of our Global Batteries & Personal Care reportable segment, coupled with an impairment of trade name intangible assets primarily associated with our Global Batteries & Personal Care business segment. Future cash expenditures will not result from these impairment charges. See Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on these impairment charges.

Interest Expense. Interest expense in Fiscal 2008 decreased to $229 million from $256 million in Fiscal 2007. The decrease in Fiscal 2008 was primarily due to the non recurrence of the write off of debt issuance costs and prepayment premiums related to our debt refinancing in March 2007. See “Liquidity and Capital Resources—Debt Financing Activities” below, as well as, Note 8, Debt, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding our outstanding debt.

Income Taxes. Our effective tax rate on losses from continuing operations is approximately 1.0% for Fiscal 2008. Our effective tax rate on income from continuing operations was approximately (9.9)% for Fiscal 2007. The primary drivers of the change in our effective tax rate relate to tax expense recorded for an increase in the valuation allowance associated with our net U.S. deferred tax asset in Fiscal 2008, the tax impact of the impairment charges recorded in Fiscal 2008 and Fiscal 2007 related to non-deductible goodwill and to changes in the mix of our taxable income between U.S. and foreign sources.

As of September 30, 2008, we have U.S. federal and state net operating loss carryforwards of approximately $960 and $854 million, respectively, which will expire between 2009 and 2028, and we have foreign net operating loss carryforwards of approximately $142 million, which will expire beginning in 2009. Certain of the foreign net operating losses have indefinite carryforward periods. As of September 30, 2007 we had U.S. federal, foreign and state net operating loss carryforwards of approximately $763, $117 and $1,141 million, respectively, which, at that time, were scheduled to expire between 2008 and 2027. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a portion of these net operating loss carryforwards in accordance with Internal Revenue Code Section 382.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we recorded a non-cash deferred income tax charge of approximately $257 million related to a valuation allowance against U.S. net deferred tax assets during Fiscal 2008. In addition, we recorded a non-cash deferred income tax charge of approximately $3.6 million in the third quarter of Fiscal 2008 related to an increase in the valuation allowance against our net deferred tax assets in China in connection with the Ningbo Exit Plan. We also determined that a valuation allowance was no longer required in Brazil and thus recorded a $30.9 million benefit in the third quarter of Fiscal 2008 to reverse the valuation allowance previously established. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, is approximately $496 million at September 30, 2008. Of this amount, approximately $468 million relates to U.S. net deferred tax assets and approximately $28 million relates to foreign net deferred tax assets.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During Fiscal 2008 and 2007, the Company recorded non- cash pretax impairment charges of approximately $861 million and $362 million, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of approximately $143 million and $77 million respectively, because a significant portion of the impaired assets are not deductible for tax purposes . See “Goodwill and Intangibles Impairment” above, as well as Note 3(c), Significant Accounting Policies and Practices—Intangible Assets, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding these non-cash impairment charges.

ASC 740, which clarifies the accounting for uncertainty in tax positions, requires that we recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We adopted this provision on October 1, 2007. As a result of the adoption, we recognized no cumulative effect adjustment. As of October 1, 2007 and September 30, 2008 we had approximately $8 million and $7 million of unrecognized tax benefits, respectively, of which approximately $5 million, for both October 1, 2007 and September 30, 2008, would affect our effective tax rate if recognized and approximately $3 million and $2 million, respectively, of which would result in a reduction in goodwill if recognized. The change from October 1, 2007 to September 30, 2008 is primarily a result of the accrual of additional interest and penalties and the settlement of a tax examination in Germany. See Note 10, Income Taxes, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the settlement of the tax examination in Germany.

Discontinued Operations. On November 5, 2008, the board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 10, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the disposal of the growing products portion of the Home and Garden Business.

The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2008 and Fiscal 2007, respectively:

	2008	2007
Net sales	$261.4	$232.0

Loss from discontinued operations before income taxes	$(27.1)	$6.3
Provision for income tax benefit	(2.1)	—

Loss from discontinued operations, net of tax	$(25.0)	$6.3

In accordance with ASC 360, long-lived assets to be disposed of are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2008, we recorded a non-cash pretax charge of $6 million in discontinued operations to reduce the carrying value of intangible assets related to the growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business.

On November 1, 2007, we sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled approximately $15 million and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in our Consolidated Statements of Cash Flows included in this Annual Report on Form 10-K. On February 5, 2008, we finalized the contractual working capital adjustment in connection with this sale which increased our received proceeds by approximately $1 million. As a result of the finalization of the contractual working capital adjustments we recorded a loss on disposal of approximately $1 million, net of tax benefit. Accordingly, the presentation herein of the results of continuing operations excludes the Canadian division of its Home and Garden Business for all periods presented. See Note 10, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for further details on the sale of the Canadian division of the Home and Garden Business.

The following amounts related to the Canadian division of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during Fiscal 2008 and Fiscal 2007, respectively:

	2008(A)	2007
Net sales	$4.7	$88.7

Loss from discontinued operations before income taxes	$(1.9)	$(46.3)
Provision for income tax benefit	(0.7)	(6.3)

Loss from discontinued operations, net of tax	$(1.2)	$(40.0)

(A)	Fiscal 2008 represents results from discontinued operations from October 1, 2007 through November 1, 2007, the date of sale. Included in the Fiscal 2008 loss is a loss on disposal of approximately $1 million, net of tax benefit.

In accordance with ASC 360, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, we recorded a non-cash pretax charge of $45 million in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian Home and Garden Business in order to reflect the estimated fair value of this business.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities was $77 million during Fiscal 2009 compared to a cash use of $10 million during Fiscal 2008. The $87 million increase in cash provided by operating activities was primarily due to favorable changes in accounts receivable and inventories of $94 million (net of the inventory fair value adjustment reflected in fresh-start reporting), lower cash interest payments of $63 million, primarily related to the exchange of our Senior Subordinated Notes in accordance with the Plan, partially offset by unfavorable payments for fees and expenses related to the Bankruptcy Filing of $46 million and a use of cash from operating losses related to discontinued operations of $17 million.

We expect to fund our cash requirements, including capital expenditures, interest and principal payments due in Fiscal 2010 through a combination of cash on hand and cash flows from operations and available borrowings under our ABL Revolving Credit Facility. Going forward our ability to satisfy financial and other covenants in our senior credit agreements and senior subordinated indenture and to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance. There can be no assurances that our business will generate sufficient cash flows from operations or that future borrowings under the ABL Revolving Credit Facility will be available in an amount sufficient to satisfy our debt maturities or to fund our other liquidity needs. In addition, the current economic crisis could have a further negative impact on our financial position, results of operations or cash flows. See Item 1A. Risk Factors, for further discussion of the risks associated with our ability to service all of our existing indebtedness, our ability to maintain compliance with financial and other covenants related to our indebtedness and the impact of the current economic crisis.

Investing Activities. Net cash used by investing activities was $20 million for Fiscal 2009. For Fiscal 2008 investing activities used cash of $6 million. The $14 million increase in cash used in Fiscal 2009 was primarily due to the non-recurrence of proceeds received in connection with the November 2007 sale of the Canadian division of the Home and Garden Business of approximately $15 million. We also paid approximately $9 million in performance fees in Fiscal 2009, related to the Microlite acquisition. Offsetting these increased uses were capital expenditures for continuing operations of $11 million during Fiscal 2009 versus $19 million during Fiscal 2008. This decrease in capital expenditures was primarily attributable to our reorganization under Chapter 11 of the Bankruptcy Code.

Debt Financing Activities

Restructuring of Pre-Petition Indebtedness

The Bankruptcy Filing, as described in Note 2, Voluntary Reorganization Under Chapter 11, included in this Annual Report on Form 10-K, constituted an event of default under our senior secured term credit facility agreement and the respective indentures governing our Senior Subordinated Notes. In addition, on February 2, 2009, we did not make a $26 million interest payment due February 2, 2009 on our 7 3/8 Notes. While our pre-petition asset-based revolving credit facility agreement also provided for an event of default in the event of a bankruptcy filing, the credit agreement and related guarantee and collateral agreement were amended in connection with the Bankruptcy Cases to provide new debtor-in-possession financing for the Debtors.

Pursuant to and in accordance with the Plan, the allowed claims in the Bankruptcy Cases with respect to the senior secured term credit facility were reinstated and, as further described under “Senior Term Credit Facility” below; we entered into two amendments to the senior secured term credit facility agreement.

Also pursuant to and in accordance with the Plan, we refinanced our Senior Subordinated Notes. On the Effective Date, pursuant to the Plan, we and our U.S. subsidiaries, as guarantors, entered into an indenture (the “2019 Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”), and we issued a global note representing $218 million in aggregate principal amount of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) under the 2019 Indenture for the benefit of holders of allowed claims with respect to our Senior Subordinated Notes. For more information on the 12% Notes and the 2019 Indenture, see the description under “12% Notes” below. We also issued an aggregate of approximately 27 million shares of our common stock to holders of such Senior Subordinated Notes.

Finally, pursuant to and in accordance with the Plan, our debtor-in-possession credit facility for the Bankruptcy Cases was refinanced through a $242 million asset-based revolving loan facility pursuant to a credit agreement amongst us, our subsidiaries party thereto, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto. For more information on the terms of the facility, see the description under “ABL Revolving Credit Facility” below. In addition, pursuant to and in accordance with the Plan, we issued an aggregate of 3 million shares of our common stock to participants in our supplemental debtor-in-possession credit facility in respect of the equity fee earned under the facility.

Senior Term Credit Facility

During the second quarter of Fiscal 2007, we refinanced our then outstanding senior credit facility with a new senior secured credit facility pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000 million U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200 million U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262 million Term Loan facility (the “Euro Facility”), and a $50 million synthetic letter of credit facility (the “L/C Facility” and together with the U.S. Dollar Term B Loan, the U.S. Dollar Term B II Loan and the Euro Facility, collectively, the “Senior Term Credit

Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007, relating to certain of our senior subordinated notes, and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, upon the day that is five business days prior to maturity of the Senior Credit Agreement. In connection with our emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, we entered into certain amendments to the Senior Credit Agreement the “Term Credit Amendments”. Among other things, the Term Credit Amendments provide for a minimum Eurodollar interest rate floor of 1.5%, interest spreads over market rates of 6.5% for the U.S. Dollar Term B Loan and 7.0% for the Euro Facility, increases to the maximum Senior Secured Leverage Ratio and a shortened maturity date of June 30, 2012.

The Senior Credit Agreement contains financial covenants with respect to debt, including, but not limited to, a maximum senior secured leverage ratio, which covenants, pursuant to our terms, become more restrictive over time. In addition, the Senior Credit Agreement contains customary restrictive covenants, including, but not limited to, restrictions on our ability to incur additional indebtedness, create liens, make investments or specified payments, give guarantees, pay dividends, make capital expenditures and merge or acquire or sell assets. Pursuant to a guarantee and collateral agreement, we and our domestic subsidiaries have guaranteed our respective obligations under the Senior Credit Agreement and related loan documents and have pledged substantially all of our respective assets to secure such obligations. The Senior Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

During the eleven month period ended August 30, 2009, we made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $12,666 under the Senior Credit Agreement. During the eleven month period ended August 30, 2009 and pursuant to an order from the Bankruptcy Court entered on April 22, 2009, we made certain adequate protection payments with respect to the Senior Term Credit Facility. These payments included fees, costs and expenses incurred by the agent under the Senior Term Credit Facility and the agent’s professionals. We also made certain cash payments of interest at the non-default rate as and when due pursuant to the terms of the Senior Credit Agreement. In connection with our emergence from our voluntary reorganization under Chapter 11 of the Bankruptcy Code and the Term Credit Amendments, we agreed to incur non-cash default interest at 1.5% for the pendency of the Bankruptcy Cases. As a result, $8 million of principal was added to the U.S. Dollar Term B Loan and €2 million ($3 million) of principal was added to the Euro Facility at August 28, 2009 related to such default interest.

During the one month period ended September 30, 2009, we made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $3 million under the Senior Credit Agreement.

At September 30, 2009, the aggregate amount outstanding under our senior secured term credit facility totaled a U.S. Dollar equivalent of $1,391 million, consisting of principal amounts of $973 million under the U.S. Dollar Term B Loan, €255 million under the Euro Facility (USD $372 million at September 30, 2009) as well as letters of credit outstanding under the L/C Facility totaling $46 million.

As of September 30, 2009, we were in compliance with all covenants under the Senior Credit Agreement.

ABL Revolving Credit Facility

On August 28, 2009, in connection with our emergence from our voluntary reorganization under Chapter 11 of the Bankruptcy Code, we entered into a $242 million U.S. Dollar asset based revolving loan facility (the “ABL Revolving Credit Facility” and together with the Senior Term Credit Facility, the “Senior Credit Facilities”) pursuant to a credit agreement (the “ABL Credit Agreement”) with General Electric Capital Corporation as administrative and co-collateral agent (the “Agent”) with a participating interest from each of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., D. E. Shaw Laminar Portfolios, L.L.C. and Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P. The ABL Revolving Credit Facility replaced our debtor-in-possession credit facility, which was simultaneously prepaid using cash on hand generated from our operations and available cash from prior borrowings under the ABL Revolving Credit Facility. The ABL Revolving Credit Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based revolving loan, in an amount up to $45 million.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the ABL Revolving Credit Facility. The proceeds of borrowings under the ABL Revolving Credit Facility and Supplemental Loan are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for our working capital requirements, restructuring costs and other general corporate purposes.

The ABL Revolving Credit Facility carries an interest rate, at our option, of either (a) the base rate plus 3.0% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.0% per annum, except that the Supplemental Loan carries an interest rate, equal to the Eurodollar Rate plus 14.5% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 2.5%. For purposes of the Supplemental Loans, the Eurodollar Rate shall at no time be less than 3.00%. The ABL Revolving Credit Facility will mature on March 31, 2012.

As a result of borrowings and payments under the ABL Revolving Credit Facility during the one month period ended September 30, 2009, we had aggregate borrowing availability of approximately $129 million, net of lender reserves of $20 million and outstanding letters of credit of $6 million under the ABL Revolving Credit Facility.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

At September 30, 2009, the aggregate amount outstanding under the ABL Revolving Credit Facility totaled $84 million under the Revolving ABL Credit Facility, which includes the Supplemental Loan of $45 million and $6 million in outstanding letters of credit.

As of September 30, 2009, we were in compliance with all covenants under the ABL Credit Agreement.

12% Notes

On August 28, 2009, in connection with our emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, we issued $218 million in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at our option, we may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Term Credit Amendments, we agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods.

We may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes require we make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control, as defined in such indenture.

As of September 30, 2009, we had outstanding principal of approximately $218 million under the 12% Notes.

The indenture governing the 12% Notes, or the 2019 Indenture, contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes, may declare the acceleration of the amounts due under those notes.

As of September 30, 2009, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, we are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 indentures being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. We do not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

We currently believe that cash on hand, funds from our operations and availability under the ABL Revolving Credit Facility and other foreign credit facilities will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations although no assurance can be given in this regard.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual PIK interest payment obligations of approximately $26 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that interest under the 12% Notes is required to be paid for the first three semi-annual payments dates by increasing the aggregate principal amount due under the subject notes. Thereafter, we may make the semi-annual payments, by increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect as of September 30, 2009, we estimate annual interest payments of approximately $121 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities and the L/C Facility. Such fees include a quarterly commitment fee of up to 1.00% on the unused portion of the ABL Revolving Credit Facility, certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities. During Fiscal 2009, Old Spectrum granted approximately 0.2 million shares of restricted stock. Of these grants, approximately 18% of the shares were time-based and vest on a pro rata basis over a three year period and 82% of the shares were performance-based and vest upon achievement of certain performance goals. All vesting dates were subject to the recipient’s continued employment with us. The total market value of the restricted stock on the date of the grant was approximately $0.1 million which has been recorded as unearned restricted stock compensation. On the Effective Date, all of the existing common stock of Old Spectrum was extinguished and deemed cancelled. Subsequent to September 30, 2009, we granted an aggregate of approximately 0.6 million shares of restricted common stock of New Spectrum to certain employees and non-employee directors. All such shares are subject to time-based vesting. All vesting dates are subject to the recipient’s continued employment, or service as a director, with us.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations & Other Commercial Commitments

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. The table excludes other obligations we have reflected on our Consolidated Statements of Financial Position included in this Annual Report on Form 10-K, such as pension obligations. See Note 11, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans (in millions):

	Contractual Obligations
	Payments due by Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
Debt:
Debt, excluding capital lease obligations	$53	$13	$1,362	$—	$—	$218	$1,646
Capital lease obligations(1)	2	2	1	1	1	12	19

	55	15	1,363	1	1	230	1,665
Operating lease obligations	23	20	19	16	12	26	116

Total Contractual Obligations	$78	$39	$1,382	$17	$13	$256	$1,781

(1)	Capital lease payments due by fiscal year include executory costs and imputed interest not reflected in the Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

Other Commercial Commitments

The following table summarizes our other commercial commitments as of September 30, 2009, consisting entirely of standby letters of credit that back the performance of certain of our entities under various credit facilities, insurance policies and lease arrangements (in millions):

	Other Commercial Commitments
	Amount of Commitment Expiration by Fiscal Year
	2010	2011	2012	2013	2014	Thereafter	Total
Letters of credit	$56	$—	$—	$—	$—	$2	$58

Total Other Commercial Commitments	$56	$—	$—	$—	$—	$2	$58

Critical Accounting Policies

Our Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared in accordance with GAAP and fairly present our financial position and results of operations. We believe the following accounting policies are critical to an understanding of our financial statements. The application of these policies requires management’s judgment and estimates in areas that are inherently uncertain.

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

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. In Fiscal 2009, Fiscal 2008 and Fiscal 2007, we tested our goodwill and indefinite-lived intangible assets. As a result of this testing, we recorded non-cash pretax impairment charges of $34 million, $861 million and $362 million in Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. The $34 million impairment charge incurred in Fiscal 2009 reflects an impairment of trade name intangible assets consisting of the following: (i) $18 million related to the Global Pet Supplies Business; (ii) $15 million related to the Global Batteries and Personal Care segment; and (iii) $1 million related to the Home and Garden Business. The $861 million impairment charge incurred in Fiscal 2008 reflects impaired goodwill of $602 million and impaired trade name intangible assets of $259 million. The $602 million of impaired goodwill consisted of the following: (i) $426 million associated with our Global Pet Supplies reportable segment; (ii) $160 million associated with the Home and Garden Business; and (iii) $16 million related to our Global Batteries & Personal Care reportable segment. The $259 million of impaired trade name intangible assets consisted of the following: (i) $86 million related to our Global Batteries & Personal Care reportable segment; (ii) $98 million related to Global Pet Supplies; and (iii) $75 million related to the Home and Garden Business. The $362 million impairment charge incurred in Fiscal 2007 reflects $214 million of goodwill associated with our North America reporting unit, which is now part of our Global Batteries & Personal Care reportable segment, a goodwill impairment of $124 million within the U.S. Home and Garden Business and an impairment of trade name intangible assets of $24 million, primarily associated with our Global Batteries & Personal Care reportable segment. Future cash expenditures will not result from these impairment charges.

We used a discounted estimated future cash flows methodology, third party valuations and negotiated sales prices to determine the fair value of our reporting units (goodwill). Fair value of indefinite-lived intangible assets, which represent trade names, was determined using a relief from royalty methodology. Assumptions critical to our fair value estimates were: (i) the present value factors used in determining the fair value of the reporting units and trade names or third party indicated fair values for assets expected to be disposed; (ii) royalty rates used in our trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in the derivation of terminal year values. We also tested fair value for reasonableness by comparison to our total market capitalization, which includes both our equity and debt securities. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. In light of a sustained decline in market capitalization coupled with the decline of the fair value of our debt securities, we also considered these factors in the Fiscal 2008 annual impairment testing.

In accordance with ASC 740, we establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax-planning strategies, by individual tax jurisdictions. Changes in industry and economic conditions and the competitive environment may impact the accuracy of our projections. In accordance with ASC 740, during each reporting period we assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, during Fiscal 2009 we recorded a reduction in the valuation allowance of approximately $363 million. Of the total, $314 million was recorded as a non-cash deferred income tax benefit and $49 million as a reduction to goodwill. During Fiscal 2008 and Fiscal 2007 we recorded a non-cash deferred income tax charge of approximately $200 million and $245 million, respectively, related to increasing the valuation allowance against our net deferred tax assets.

See Note 3(h), Significant Accounting Policies and Practices—Property, Plant and Equipment, Note 3(i), Significant Accounting Policies and Practices—Intangible Assets, Note 5, Property, Plant and Equipment, Note 6, Assets Held for Sale, Note 7, Goodwill and Intangible Assets, Note 9, Income Taxes, and Note 10, Discontinued Operations, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about these assets.

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

We also enter into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction of net sales or an increase in cost of sales, based on the type of promotional program. The income statement presentation of our promotional arrangements complies with ASC Topic 605: “Revenue Recognition,” formerly the Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration, or an equivalent thereto, given to a customer is generally classified as a reduction of net sales. If we provide a customer anything other than cash, the cost of the consideration is classified as an expense and included in cost of sales.

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

We also enter into various arrangements, primarily with retail customers, which require us to make an upfront cash, or “slotting” payment, to secure the right to distribute through such customer. We capitalize slotting payments, provided the payments are supported by a time or volume based arrangement with the retailer, and amortize the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in net sales and a corresponding asset is reported in Deferred charges and other in our Consolidated Statements of Financial Position included in this Annual Report on Form 10-K.

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

See Note 3(b), Significant Accounting Policies and Practices—Revenue Recognition, Note 3(c), Significant Accounting Policies and Practices—Use of Estimates and Note 3(e), Significant Accounting Policies and Practices—Concentrations of Credit Risk and Major Customers and Employees, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for more information about our revenue recognition and credit policies.

Pensions

Our accounting for pension benefits is primarily based on a discount rate, expected and actual return on plan assets and other assumptions made by management, and is impacted by outside factors such as equity and fixed income market performance. Pension liability is principally the estimated present value of future benefits, net of plan assets. In calculating the estimated present value of future benefits, net of plan assets, we used discount rates of 5.0 to 11.8% in Fiscal 2009 and 5.0 to 7.0% in Fiscal 2008. In adjusting the discount rates from Fiscal 2008 to 2009, we considered the change in the general market interest rates of debt and solicited the advice of our actuary. We believe the discount rates used are reflective of the rates at which the pension benefits could be effectively settled.

Pension expense is principally the sum of interest and service cost of the plan, less the expected return on plan assets and the amortization of the difference between our assumptions and actual experience. The expected return on plan assets is calculated by applying an assumed rate of return to the fair value of plan assets. We used expected returns on plan assets of 4.5% to 8.0% in both Fiscal 2009 and Fiscal 2008. Based on the advice of our independent actuary, we believe the expected rates of return are reflective of the long-term average rate of earnings expected on the funds invested. If such expected returns were overstated, it would ultimately increase future pension expense. Similarly, an understatement of the expected return would ultimately decrease future pension expense. If plan assets decline due to poor performance by the markets and/or interest rate declines our pension liability will increase, ultimately increasing future pension expense.

Effective September 30, 2007, we adopted ASC Topic 715: “Compensation-Retirement Benefits,” formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, (“ASC 715”). The recognition and disclosure provisions of this statement require recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and recognition of changes in that funded status in Accumulated Other Comprehensive Income in the year in which the adoption occurs. The measurement date provisions of ASC 715, became effective during Fiscal 2009 and we now measure all of our defined benefit pension and postretirement plan assets and obligations as of September 30 which is our fiscal year end.

See Note 11, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our employee benefit plans.

Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” formerly SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by us, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by us after evaluating detailed analyses of the cost to be incurred. We present restructuring and related charges on a combined basis.

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

The costs of plans to (i) exit an activity of an acquired company, (ii) involuntarily terminate employees of an acquired company or (iii) relocate employees of an acquired company are measured and recorded in accordance with the provisions of the ASC Topic: 805 “Business Combinations,” formerly EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“ASC 805”). Under ASC 805, if certain conditions are met, such costs are recognized as a liability assumed as of the consummation date of the purchase business combination and included in the allocation of the acquisition cost. Costs related to terminated activities or employees of the acquired company that do not meet the conditions prescribed in ASC 805 are treated as restructuring and related charges and expensed as incurred.

See Note 15, Restructuring and Related Charges, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a more complete discussion of our restructuring initiatives and related costs.

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

See further discussion in Item 3, Legal Proceedings, and Note 13, Commitments and Contingencies, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Other Significant Accounting Policies

Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed above, are also critical to understanding the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K contain additional information related to our accounting policies and should be read in conjunction with this discussion.

Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The new guidance is effective for our financial statements for the fiscal year that began October 1, 2009. We will adopt the new guidance prospectively as applicable.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The new guidance is effective for our financial statements for the fiscal year that began October 1, 2009. We are in the process of evaluating the impact that the guidance may have on our financial statements and related disclosures.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued new accounting guidance which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to: (a) intangible assets that are acquired individually or with a group of other assets and (b) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The new guidance requires certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates for intangible assets acquired after September 30, 2009. We are in the process of evaluating the impact that the guidance may have on our financial statements and related disclosures.

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for our financial statements for the fiscal year that began October 1, 2009. We are in the process of evaluating the impact that the guidance may have on our financial statement disclosures.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions are effective for our financial statements for the fiscal year beginning October 1, 2010. We are in the process of evaluating the impact that the guidance may have on our financial statements and related disclosures.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions are effective for our financial statements for the fiscal year beginning October 1, 2010. We are in the process of evaluating the impact that the guidance may have on our financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Factors

We have market risk exposure from changes in interest rates, foreign currency exchange rates and commodity prices. We use derivative financial instruments for purposes other than trading to mitigate the risk from such exposures.

A discussion of our accounting policies for derivative financial instruments is included in Note 3(r), Significant Accounting Policies and Practices-Derivative Financial Instruments, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Rate Risk

We have bank lines of credit at variable interest rates. The general level of U.S. interest rates, LIBOR and EURIBOR affect interest expense. We use interest rate swaps to manage such risk. The net amounts to be paid or received under interest rate swap agreements are accrued as interest rates change, and are recognized over the life of the swap agreements as an adjustment to interest expense from the underlying debt to which the swap is designated. The related amounts payable to, or receivable from, the contract counter-parties are included in accrued liabilities or accounts receivable.

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

As of September 30, 2009, there were no interest rate derivative instruments outstanding. As of September 30, 2008, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would have resulted in a loss of $4.0 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net gain of $10.3 million.

As of September 30, 2009, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $10.8 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $10.8 million. The same hypothetical shift in exchange rates as of September 30, 2008 would have resulted in a loss of $25.0 million in the fair value of outstanding foreign exchange derivative instruments, and the net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would have been a net gain of $5.0 million.

As of September 30, 2009, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.5 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $.8 million. The same hypothetical shift in commodity prices as of September 30, 2008 would have resulted in a loss of $4.7 million in the fair value of outstanding commodity price derivative instruments, and the net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would have been a net gain of $3.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required for this Item is included in this Annual Report on Form 10-K on pages 101 through 175, inclusive and is incorporated herein by reference.

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

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position with the Company of each of our executive officers and directors as of December 21, 2009:

Name	Age	Position
Kent J. Hussey	63	Chief Executive Officer and Chairman of the Board
Anthony L. Genito	53	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
David R. Lumley	55	Co-Chief Operating Officer and President, Global Batteries and Personal Care
John A. Heil	57	Co-Chief Operating Officer and President, Global Pet Supplies
Kenneth C. Ambrecht	64	Director
Eugene I. Davis	54	Director
Marc S. Kirschner	67	Director
Norman S. Matthews	76	Director
Terry L. Polistina	46	Director
Hugh R. Rovit	49	Director

Mr. Hussey was appointed Chairman of our Board of Directors in August 2009, has served as Chief Executive Officer since May 2007 and has served as one of our directors since October 1996. He served as our Vice Chairman of the Board of Directors from January, 2007 until May 2007. Mr. Hussey served as our President and Chief Operating Officer from August 2002 until January 2007 and from April 1998 until November 2001. From December 2001 through July 2002, he served as our President and Chief Financial Officer. From October 1996 until April 1998, he served as our Executive Vice President of Finance and Administration and our Chief Financial Officer. From 1994 to 1996, Mr. Hussey was Vice President and Chief Financial Officer of ECC International, a producer of industrial minerals and specialty chemicals. From 1991 to 1994, he served as Vice President and Chief Financial Officer of The Regina Company. Mr. Hussey also serves as a director of American Woodmark Corporation and various privately-held companies.

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

Mr. Lumley was appointed our Co-Chief Operating Officer and President, Global Batteries and Personal Care in January 2007, and in October 2008 his area of responsibility was expanded to include the Home and Garden Business. Prior to that time, he had served as our President, North America from the time he joined the Company in January 2006. Mr. Lumley joined the Company from his position as President, Rubbermaid Home Products North America, which he had held since January 2004. Prior to his position at Rubbermaid, Mr. Lumley had been president and Chief Executive Officer of EAS, a leading sports nutrition company, since 2001. His background includes more than 25 years experience in the consumer products industry, including having served as President of Brunswick Bicycles, President of OMC International, Senior Vice President, Sales and Marketing at Outboard Marine Corporation, and in a variety of leadership positions with Wilson Sporting Goods and other companies.

Mr. Heil was appointed our Co-Chief Operating Officer and President, Global Pet Supplies in January 2007. He served as our President, Global Pet, from October 2005 until January 2007. Prior to that time he had served as our President, United Pet Group division of United, since April 2005, shortly after our acquisition of United in February 2005. Mr. Heil served as President and Chief Executive Officer of United Pet Group division of United since United acquired United Pet Group in June 2004. Mr. Heil joined United Pet Group as Chairman and CEO in June 2000. Prior to that time, he spent twenty-five years with the H.J. Heinz Company in various executive management positions including President and Managing Director of Heinz Pet Products, President of Heinz Specialty Pet and Executive Vice President of StarKist Seafood. Mr. Heil also serves as a director and member of the audit committee of VCA Antech, Inc. and a director and member of the Compensation Committee of Tempur-Pedic International, Inc.

Mr. Ambrecht was appointed to our Board of Directors in August 2009. Since December 2005, Mr. Ambrecht has served as a principal of KCA Associates LLC. From July 2004 to December 2005, Mr. Ambrecht served as a Managing Director with the investment banking firm First Albany Capital, Inc. Prior to that, Mr. Ambrecht was a Managing Director with Royal Bank Canada Capital Markets. Prior to that post, Mr. Ambrecht worked with the investment bank Lehman Brothers as Managing Director with its capital market division. Mr. Ambrecht is also a member of the Boards of Directors of American Financial Group, Inc., Fortescue Metals Group Limited, and Dominion Petroleum Ltd. Mr. Ambrecht serves as the Chairman of our Compensation Committee and is a member of our Nominating and Corporate Governance Committee.

Mr. Davis was appointed to our Board of Directors in August 2009. Since 1999, Mr. Davis has served as the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC, a turn-around and corporate consulting firm. Mr. Davis was the Chairman and Chief Executive Officer of RBX Industries, Inc., a manufacturer and distributor of rubber and plastic-based foam products, from September 2001 to November 2003, and served as the Restructuring Officer for RBX Industries, Inc. from January to September 2001. Mr. Davis currently serves as Chairman of the board of directors for Atlas Air Worldwide Holdings, Inc., and as a director for Knology, Inc., American Commercial Lines, Inc. and Silicon Graphics, Inc. Mr. Davis is the Chairman of our Audit Committee and is a member of our Compensation Committee.

Mr. Kirschner was appointed to our Board of Directors in August 2009. Mr. Kirschner provides consulting services in the corporate restructuring and reorganization fields. He is a Fellow of the American College of Bankruptcy and has over 30 years of significant experience as a lawyer in private practice specializing in bankruptcy, restructuring, complex financing and capital markets transactions. From 1987 through January 2001, Mr. Kirschner was the head of the bankruptcy and reorganization practice in the New York office of the global law firm, Jones Day. During 2006, he was the Chapter 11 Trustee of Refco Capital Markets, Ltd., a global financial services firm. Since its emergence from Chapter 11 of the Bankruptcy Code in December 2006, Mr. Kirschner has been the Plan Administrator for Refco Capital Markets and the Trustee for 2 Refco Trusts created as part of its bankruptcy process. Mr. Kirschner is also currently the Liquidation Trustee for Le Nature’s, Inc. and its affiliates (formerly a manufacturer and distributor of beverage products) and of the Yellowstone Mountain Club and its affiliates (formerly resort property owners and developers). From February 2001 through January 2006, Mr. Kirschner was a Managing Director of Resurgence Asset Management Company. Mr. Kirschner also served as General Counsel and Chief Operating Officer at Resurgence during his time there. Mr. Kirschner currently serves on the board of directors of both ION Media Networks, Inc. and First Equity Card Corporation. Mr. Kirschner is a member of our Audit Committee and our Nominating and Corporate Governance Committee.

Mr. Matthews was appointed to our Board of Directors in August 2009. Mr. Matthews has over three decades of experience as a business leader in marketing and merchandising, and is currently an independent business consultant. As former President of Federated Department Stores, he led the operations of one of the nation’s leading department store retailers with over 850 department stores, including those under the names of Bloomingdales, Burdines, Foley’s, Lazarus and Rich’s, as well as various specialty store chains, discount chains and Ralph’s Grocery. In addition to his senior management roles at Federated Department Stores, Mr. Matthews also served as Senior Vice President and General Merchandise Manager at E.J. Korvetter and Senior Vice President of Marketing and Corporate Development at Broyhill Furniture Industries. Mr. Matthews is a Princeton University graduate, and earned his Master’s degree in Business Administration from Harvard Business School. He also currently serves on the Boards of Directors at The Progressive Corporation, Oneida Ltd., Henry Schein, Inc., The Children’s Place Retail Stores, Inc., is a director emeritus of Sunoco, Toys ‘R’ Us, and Federated Department Stores, and is a trustee emeritus at the American Museum of Natural History. Mr. Matthews is the Chairman of our Nominating and Corporate Governance Committee and is a member of our Compensation Committee.

Mr. Polistina was appointed to our Board of Directors in August 2009. Mr. Polistina is currently the CEO and President of Salton, Inc., which is based in Miramar, Florida. Salton and its subsidiaries are leading marketers and distributors of a broad range of branded small kitchen and home appliances, pet products and personal care products. Salton has a broad portfolio of well recognized brand names, including Black & Decker®, George Foreman®, Toastmaster®, LitterMaid® and Russell Hobbs®. Prior to joining Salton, Mr. Polistina served as Chief Operating Officer at Applica Incorporated in 2006 to 2007 and Chief Financial Officer from 2001 to 2007. Mr. Polistina also served as a Senior Vice President of Applica since June 1998. Mr. Polistina has been a Director for Island Sky Australia Ltd. since September 2008. Mr. Polistina is a member of our Audit Committee and of our Nominating and Corporate Governance Committee.

Mr. Rovit was appointed to our Board of Directors in August 2009. Mr. Rovit is presently Chief Executive Officer of Sure-Fit, Inc., a marketer and distributor of home furnishing products, and was a Principal at a turnaround management firm Masson & Company from 2001 through 2005. Previously, Mr. Rovit held the positions of Chief Financial Officer of Best Manufacturing, Inc., a manufacturer and distributor of institutional service apparel and textiles, from 1998 through 2001 and Chief Financial Officer of Royce Hosiery Mills, Inc., a manufacturer and distributor of men’s and women’s hosiery, from 1991 through 1998. Mr. Rovit served as Chairman of the Board of Atkins Nutritionals Inc. after its emergence from bankruptcy in January 2006 and currently serves on the Boards of Directors for Nellson Nutraceutical Inc., Cosmetics Essence, Inc. and Oneida, Ltd. Mr. Rovit received his Bachelor of Arts degree with distinction in government from Dartmouth College and has a Masters of Business Administration from the Harvard Business School. Mr. Rovit is a member of our Audit Committee and of our Compensation Committee.

See Item 13. Certain Relationships and Related Transactions and Director Independence for information concerning the election of our current directors.

Stockholders may recommend nominees to Spectrum Brands, Inc.’s board of directors in accordance with the procedures set forth in Spectrum Brands, Inc.’s bylaws and under applicable law. Spectrum Brands, Inc.’s bylaws are included as Exhibit 3.2 to this Annual Report on Form 10-K.

Audit Committee Financial Expert and Audit Committee

Audit Committee. We have a separately-designated standing audit committee that was established in accordance with Section 3(a)(58)(A) of the Exchange Act for the overall purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The current members of our Audit Committee are Eugene I. Davis, Marc S. Kirschner, Terry L. Polistina and Hugh R. Rovit.

Audit Committee Financial Expert. Our Board of Directors has determined that Eugene I. Davis, Director, is our Audit Committee Financial Expert, as defined under Section 407 of the Sarbanes-Oxley Act of 2002 and the rules promulgated by the SEC in furtherance of Section 407. Our Board of Directors has determined that Mr. Davis is independent, evaluating such independence based on the definition of that term in the listing standards of the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Based solely upon review of Forms 3, 4 and 5 (and amendments thereto) furnished to us during or in respect of the fiscal year ended September 30, 2009, we are not aware of any director or executive officer who has not timely filed reports required by Section 16(a) of the Exchange Act during or in respect of such fiscal year, except for (1) the inadvertent late filing of each of the directors of reorganized Spectrum Brands, Inc. of the Form 3 following their election as directors pursuant to the Plan; (2) the inadvertent late filing of Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil of the reporting of their deemed disposition of equity interests in Spectrum Brands, Inc. in connection with the effectiveness of the Plan; and (3) the inadvertent late reporting by Mr. Lumley of his forfeiture of 19,705 shares of restricted stock of the Company.

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

Report of the Compensation Committee of the Board of Directors

The Compensation Committee of the Board of Directors has reviewed and discussed the following section of this report entitled “Compensation Discussion and Analysis” with management. Based on this review and discussion, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

Compensation Committee

Kenneth C. Ambrecht (Chairman)

Eugene I. Davis

Norman S. Matthews

Hugh R. Rovit

Compensation Discussion and Analysis

The Company’s named executive officers for Fiscal 2009 consist of the following persons:

Named Executive	Position
Kent J. Hussey	Chief Executive Officer and Chairman of the Board
Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
David R. Lumley	Co-Chief Operating Officer and President - Global Batteries and Personal Care
John A. Heil	Co-Chief Operating Officer and President - Global Pet Supplies
Amy J. Yoder	Former President, United Industries

Ms. Yoder was an executive officer through the end of Fiscal 2008, but ceased to be an employee of the Company as of October 8, 2008. When we refer to our current named executive officers we are referring to Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil. The Company had no other executive officers during Fiscal 2009.

The Company pursues several objectives in determining its executive compensation programs. It seeks to attract and retain highly qualified executives and ensure continuity of senior management for the Company as a whole and for each of the Company’s three business segments to the extent consistent with the overall objectives and circumstances of the Company. It seeks to align the compensation paid to our executives with the overall business strategies of the Company while leaving the flexibility necessary to respond to changing business priorities and circumstances. It also seeks to align the interests of our executives with those of our shareholders and seeks to reward our executives when they perform in a manner that creates value for our shareholders. The Compensation Committee of our Board of Directors (which we will refer to as the “Compensation Committee”) is responsible for developing, adopting, reviewing and maintaining the Company’s executive compensation programs in order to ensure that they continue to benefit the Company. The current members of the Compensation Committee are Kenneth C. Ambrecht, Eugene I. Davis, Norman S. Matthews and Hugh R. Rovit. Prior to the Company’s emergence from Chapter 11 of the Bankruptcy Code on August 28, 2009, the members of the Compensation Committee were Thomas R. Shepherd, William C. Carmichael and John S. Lupo. In order to carry out this function, the Compensation Committee:

•

Considers the advice of independent compensation consultants engaged to advise on executive compensation issues and program design, including advising on the Company’s compensation program as it compares to similar companies;

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

The Compensation Committee has designed the Company’s executive compensation programs so that, at target levels of performance and absent guarantees of minimum payout levels given as retention devices (described below under the headings “Management Incentive Plan”, “Equity-Based Long Term Incentive Plan” and “Cash-Based Long Term Incentive Plan”), a significant portion of the value of each executive’s annual compensation (consisting of salary and incentive plans) is represented by compensation based on the Company’s achievement of performance objectives set by the Compensation Committee. However, in applying these compensation programs to individual circumstances and circumstances facing the Company as a whole, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee varies by individual, and the Compensation Committee is free to design compensation programs that provide for target-level performance based compensation to be an amount equal to or less than 50% of total annual compensation. For example, for Fiscal 2010, the percentage of annual compensation based on the Company’s achievement of performance objectives set by the Compensation Committee is as set forth below for each named executive officer who continues to be employed by the Company:

Named Executive	% Performance Based
Kent J. Hussey	12.9%
Anthony L. Genito	11.2%
David R. Lumley	10.6%
John A. Heil	12.2%

The remainder of each executive’s compensation is made up of amounts that do not vary based on performance. For all named executive officers, these non-performance based amounts are set forth in such executive’s employment agreement and such executive’s retention agreement, as described below, subject to review and potential increase or augmentation by the Compensation Committee. These amounts are determined by the Compensation Committee taking into account current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position, including with respect to Mr. Lumley and Mr. Heil the relative sizes of the business segments they manage or managed.

Employment Agreements

The Compensation Committee evaluates from time to time the appropriateness of entering into employment agreements or other written agreements with members of the Company’s management to govern compensation and other aspects of the employment relationship and has generally favored entering into employment agreements with its executive officers. With respect to the named executive officers who continue to be employed by the Company, at the direction of the Compensation Committee the Company has entered into the following employment agreements with our current executive officers: (i) an Amended and Restated Employment Agreement with Mr. Hussey dated as of October 22, 2009, (ii) an Amended and Restated Employment Agreement with Mr. Lumley dated January 16, 2007, as amended by that certain Amendment to Amended and Restated Employment Agreement dated as of November 10, 2008 and that certain Second Amendment to Amended and Restated Employment Agreement dated as of February 24, 2009; (iii) an Amended and Restated Employment Agreement with Mr. Heil dated January 16, 2007, as amended by that certain Amendment to Amended and Restated Employment Agreement dated as of November 10, 2008 and that certain Second Amendment to Amended and Restated Employment Agreement dated as of February 24, 2009; and (iv) an Employment Agreement dated as of June 9, 2008 with Mr. Genito, as amended by that certain Amendment to Employment Agreement dated as of February 24, 2009. As described below under the heading “Termination and Change in Control Provisions”, in connection with the termination of the employment of Ms. Yoder, the Company entered into a separation agreement with Ms. Yoder terminating her then-existing employment agreement.

The current term of the agreement for Mr. Hussey expires on September 30, 2012 and the current terms of the employment agreements for Mr. Genito, Mr. Lumley and Mr. Heil expire on September 30, 2010. Mr. Hussey’s employment agreement provides that upon expiration of the initial term (and any subsequent renewal term), the employment agreement terminates unless both Mr. Hussey and the Company agree to extend the term for an additional one-year period. The employment agreements for each of Mr. Genito, Mr. Heil and

Mr. Lumley provides that upon expiration of the initial term (and any subsequent renewal term), unless earlier terminated in accordance with such agreement, the agreement will automatically renew for an additional one-year period.

Each employment agreement permits the Company to terminate the executive’s employment upon notice in the event of “cause” (as defined in each such agreement), or to terminate such executive’s employment without cause for any reason upon 60 days prior written notice (or, in the case of Mr. Hussey, payment in lieu thereof), or upon 30 days notice in the event that the executive is unable to perform his or her duties for a period of at least 6 months by reason of any mental, physical or other disability. Each employment agreement allows the executive to voluntarily terminate his or her employment for any reason upon 60 days prior written notice. Each agreement also terminates immediately upon the death of the executive. The agreements with Messrs. Hussey, Genito, Lumley and Heil also provide that if the executive officer resigns upon the occurrence of specified circumstances that would constitute “good reason”, or in the case of Mr. Hussey a “constructive termination” (as each is defined in each such agreement), the executive’s resignation will be treated as a termination by the Company without cause and entitle the executive to the payments and benefits due with respect to a termination without cause. Mr. Hussey’s employment agreement provides that the failure of Mr. Hussey and the Company to renew the employment agreement at the end of the then-current term shall be treated as a termination by the Company without cause and entitle the executive to payments and benefits due with respect to a termination without cause. The amounts and benefits payable to each such executive upon the termination of such executive’s employment in accordance with their employment agreements are further described under the heading “Termination and Change in Control Provisions.”

Compensation Components

Base Salary

Annual base salary for each of the named executive officers is set forth in the employment agreement with the named executive officer, as increased by subsequent action by the Compensation Committee. In determining the annual base salary reflected in each named executive officer’s employment agreement, the Compensation Committee considered current market conditions, the Company’s financial condition at the time such compensation levels are determined, compensation levels for similarly situated executives with other companies, experience level and the duties and responsibilities of such executive’s position, including with respect to Mr. Lumley, Mr. Heil and Ms. Yoder (prior to the end of her employment) the relative sizes of the business segments they manage or managed. This base salary level is subject to evaluation from time to time by the Compensation Committee to determine whether any increase in the contractual base salary is appropriate. As of the end of Fiscal 2009 (or the end of employment, in the case of Ms. Yoder), the annual base salaries were as set forth below for the named executive officers.

Named Executive	Annual Base Salary at FYE
Kent J. Hussey	$825,000
Anthony L. Genito	$425,000
David R. Lumley	$600,000
John A. Heil	$500,000
Amy J. Yoder	$400,000

Management Incentive Plan

Each of our continuing named executive officers, as well as other management personnel of the Company, participate in the Company’s annual performance-based cash bonus program referred to as the Management Incentive Plan (“MIP”), which is designed to compensate executives and other managers based on achievement of annual corporate, business segment and/or divisional goals. Under the MIP, each participant has the opportunity to earn a threshold, target or maximum bonus amount that is contingent upon achieving the performance goals set by the Compensation Committee and reviewed by the Board of Directors. The particular performance goals are typically established during the first quarter of the relevant fiscal year and reflect the Compensation Committee’s then-current views of the critical indicators of success of the Company in light of the Company’s then-current primary business priorities.

The specific performance targets with respect to each of these performance goals are set by the Compensation Committee based on the Company’s annual operating plan, as approved by our Board of Directors. Consistent with the Company’s operation of each of its three business segments, Global Batteries and Personal Care, the Home and Garden Business and Global Pet Supplies, as standalone business segments, the annual operating plan includes performance targets for the Company as a whole as well as for each business segment. In the case of divisional managers within those business segments, divisional level performance targets have also been established.

For Fiscal 2009, the Compensation Committee established adjusted EBITDA and cash flow as the performance goals of the Company, weighted at 50% each, after considering the annual operating plan, the cash requirements imposed by the interest due with respect to the Company’s outstanding indebtedness, the financial condition of the Company and the Company’s publicly stated intention to explore potential strategies which may be available to us to reduce or restructure our significant outstanding indebtedness. For purposes of the 2009 MIP, adjusted EBITDA was measured as earnings (defined as operating income (loss) plus other income less other expenses) before interest, taxes, depreciation and amortization and excluding restructuring and other one-time charges. In order to emphasize management’s and the Board of Directors’ intention to minimize restructuring expenditures going forward and ensure that senior management is fully focused on the total cash costs of such expenditures, the Compensation Committee took these factors into account to adjust how cash flow was measured for the 2009 MIP. For the 2009 MIP, cash flow was measured as adjusted EBITDA (as described above) plus or minus changes in current and long term assets and liabilities, less payments for taxes, cash restructuring and interest (defined as the variance between actual and planned interest payments), but excluding proceeds from dispositions and payments for financing fees (if incurred). The Compensation Committee also provided that neither adjusted EBITDA nor cash flow would be impacted by fees, expenses and savings associated with the Company’s restructuring efforts. The Compensation Committee retained the ability to modify the measurement criteria if, in its view, the circumstances so warrant.

For Fiscal 2009 the performance targets for each of Mr. Hussey and Mr. Genito were those established for the Company as a whole. With respect to Mr. Heil, the Fiscal 2009 MIP performance targets were based 80% on the performance targets established for the Global Pet Supplies business segment and 20% on the performance targets established for the Company as a whole. With respect to Mr. Lumley, the Fiscal 2009 MIP performance targets were based 50% on the performance targets established for the Global Batteries & Personal Care business segment, 30% on the performance targets established for the Home and Garden Business and 20% on the performance targets established for the Company as a whole. Ms. Yoder was not eligible to participate in the Fiscal 2009 MIP.

The target MIP award levels achievable by each of the current named executive officers (that is to say, the amount achievable if 100% of the applicable performance targets are met) are as set forth in each such current named executive officer’s employment agreement, expressed as a percentage of annual base salary. For purposes of the 2009 MIP, the target award percentages for the named executive officers were as follows:

Named Executive	MIP Target as % of Annual Base
Kent J. Hussey	125%
Anthony L. Genito	100%
David R. Lumley	100%
John A. Heil	100%

It was possible to receive an award amount under the 2009 MIP above or below the target award percentage. The potential 2009 MIP awards for each of our named executive officers, expressed as a percentage of the target award, ranged from 50% for achievement of threshold performance levels established by the Compensation Committee, 100% for performance at the target performance levels, increasing from there up to a maximum payout of 200% of the target award if actual performance had risen to the specified upper achievement thresholds. As a retention device, the Compensation Committee guaranteed that each of the current executive officers would receive a 2009 MIP award at least equal to 50% of his target award amount. The actual performance of the Company resulted in award amounts in excess of this minimum level.

In addition, the Compensation Committee retains the flexibility to increase the MIP award amount for individual management personnel on a case by case basis to the extent it deems it appropriate in light of specific performance circumstances.

The chart below reflects the 2009 MIP award amounts earned by each of the named executive officers, expressed as a percentage of target award amount, based on the Company’s performance in light of the performance goals established by the Compensation Committee. The dollar amount of the awards for each named executive are set forth in the “Summary Compensation Table”. These award amounts were paid in December 2009.

Named Executive	MIP Award as % of Target
Kent J. Hussey	187.5%
Anthony L. Genito	187.5%
David R. Lumley	192.1%
John A. Heil	144.9%

For Fiscal 2010, as of the date of this report, the Compensation Committee has not finalized various aspects of the 2010 MIP, including the performance targets that will result in target payout and the thresholds for and levels of minimum and maximum payouts. Those aspects of the 2010 MIP that have been finalized and approved are described below. As with Fiscal 2009, the Compensation Committee has again established adjusted EBITDA as a performance goal of the Company, weighted to represent 50% of the total evaluation. Adjusted EBITDA for the 2010 MIP is measured in the same manner as for the 2009 MIP. The remaining performance metrics will be determined by the Compensation Committee after additional consideration. The Compensation Committee retains the ability to modify the measurement criteria if, in its view, the circumstances so warrant.

Only our current named executive officers are eligible to participate in the 2010 MIP. As of the date of this report, for purposes of the 2010 MIP, the target award percentages for each participating named executive officer are as follows:

Named Executive	MIP Target as % of Annual Base
Kent J. Hussey	125%
Anthony L. Genito	100%
David R. Lumley	100%
John A. Heil	100%

The Fiscal 2010 MIP performance targets for each of Mr. Hussey and Mr. Genito will continue to be those established for the Company as a whole. The performance targets for Mr. Heil will again be based 80% on the performance targets established for the Global Pet Supplies business segment and 20% on the performance targets for the Company as a whole. The performance targets for Mr. Lumley will again be based 50% on the performance targets established for the Global Batteries & Personal Care business segment, 30% on the performance targets established for the Home and Garden Business, and 20% on the performance targets for the Company as a whole.

It is possible to receive an award amount under the MIP program above or below the target award percentage. With respect to the portion of the 2010 MIP measured by adjusted EBITDA, the potential 2010 MIP awards for each of our named executive officers, expressed as a percentage of the target award tied to adjusted EBITDA, range from 0% for failing to achieve at least 85% of the target performance levels established by the Compensation Committee, 100% for performance at the target performance levels, increasing from there up to a maximum payout of 200% of the target award if actual performance exceeds 115% of the target performance levels.

Equity-Based Long Term Incentive Plan

The Company offers to certain members of management a long term incentive plan (“LTIP”), which includes both cash and equity programs. In Fiscal 2009, as described below, only Mr. Hussey participated in the Company’s equity incentive program. For Fiscal 2010, following the Company’s emergence from Chapter 11 of the Bankruptcy Code, the Compensation Committee has re-evaluated the viability and effectiveness of using an equity incentive program to focus our management on the long-term performance of the Company as well as to enhance an ownership culture within the ranks of our senior management, and has determined it appropriate to expand the participation of management in such a program. As a result, commencing with Fiscal 2010 certain members of management determined by the Compensation Committee, including each of the current named executive officers, will participate in the Company’s equity-based Long Term Incentive Program (“Equity LTIP”). For Fiscal 2010, participants designated by the Compensation Committee to participate in the Equity LTIP are not eligible to participate in the Company’s cash-based long term incentive program (“Cash LTIP”) described in more detail below in the section entitled “Cash-Based Long Term Incentive Plan”.

For Fiscal 2010, all grants under the Equity LTIP are implemented through grants of restricted stock awards under the Spectrum Brands, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), although the Compensation Committee retains the discretion to make future grants in other forms. Those grants will then vest based on continued employment and the passage of time such that the restrictions on 75% of such shares would lapse on October 1, 2010 and the restrictions on the remaining 25% of such shares would lapse on October 1, 2011. It is the current intention of the Compensation Committee that for future fiscal years, awards made under the Company’s Equity LTIP will be earned based on the performance of the Company over time and continued employment with the Company. With respect to the Fiscal 2010 Equity LTIP awards, those awards were made for each participant based on a specified number of shares, rather than based on a percentage tied to salary or any other amount. Going forward, with respect to our named executive officers other than Mr. Hussey, the minimum target LTIP award level, expressed as a percentage of annual base salary, is specified in their respective employment agreements with the Company, although the Compensation Committee has the discretion to make larger grants. In determining the target LTIP award levels, the Compensation Committee considers each executive’s total compensation relative to other similarly situated executives within the Company, long term incentive compensation paid to similarly situated executives in other companies, experience level and the duties and responsibilities of such executive’s position. With respect to Mr. Hussey, his employment agreement provides for an annual grant based on a fixed percentage of the shares initially reserved for issuance under the 2009 Incentive Plan.

As of the date hereof, only the current named executive officers have been made grants under the Equity LTIP for Fiscal 2010, however the Compensation Committee retains the discretion to expand participation to include other employees of the Company. For Fiscal 2010, the current named executive officers have been granted the restricted stock awards set forth below.

Named Executive	Shares of Restricted Stock Granted
Kent J. Hussey	222,222
Anthony L. Genito	111,111
David R. Lumley	166,667
John A. Heil	111,111

Mr. Hussey also received a grant for Fiscal 2009 under the Company’s then-existing equity-based long term incentive plan. However, as described below under “Pre-Bankruptcy Equity Grants”, that grant, as well as all other then-existing capital stock of the Company, was extinguished upon the Company’s emergence from Chapter 11 of the Bankruptcy Code on August 28, 2009 in accordance with the Company’s Plan of Reorganization.

Cash-Based Long Term Incentive Plan

For Fiscal 2010, in order to focus members of our management that do not participate in the Equity LTIP on the long-term performance of the Company, the Company has established a cash-based long-term incentive plan (“Cash LTIP”). Awards under the Cash LTIP are earned based on the performance of the Company over time and continued employment with the Company. In determining the target LTIP award levels, the Compensation Committee considers each executive’s total compensation relative to other similarly situated executives within the Company, long term incentive compensation paid to similarly situated executives in other companies, experience level and the duties and responsibilities of such executive’s position. In Fiscal 2009, as described below, our current named executive officers participated in the then-existing Cash LTIP; however, as described above under “Equity-Based Long Term Incentive Plan” for Fiscal 2010, our current named executive officers are not eligible to participate in the Cash LTIP.

The target levels for the cash awards under the Cash LTIP are determined at the beginning of the fiscal year for which such award is made, subject to increase in the event of changes in responsibility for the participant, which are then paid over a two or more year period based on continued employment and the achievement by the Company of performance goals established by the Compensation Committee that are tied to the Company’s annual operating plan, based on the Compensation Committee’s then-current view of the goal or goals the Compensation Committee determines to be most important in measuring the achievement of the Company’s then-current long-term goals. In addition, the Compensation Committee retains the flexibility to increase the Cash LTIP award amount for individual management personnel; to the extent the Compensation Committee deems it appropriate to do so in light of specific performance circumstances.

For Fiscal 2009, the Compensation Committee, taking into account the remaining number of shares authorized to be issued under the 2004 Rayovac Incentive Plan and the then-current market value of the Company’s stock, modified the equity-based and cash-based long term incentive programs applicable to those named executive officers who continued to be employed by the Company such that (i) for Mr. Hussey, approximately 8.6% of such award was an equity-based award (resulting from a grant of 187,500 shares on November 17, 2008) and the remainder of such award was a cash-based award and (ii) for all other then-current named executive officers, 100% of such award was a cash-based award. For each eligible named executive officer, the target value of such award was established pursuant to the employment agreement for such named executive officer, which in each case provides for a target long term incentive plan award equal in value to a defined percentage of such executive’s annual base salary. Ms. Yoder was not eligible to participate in the Fiscal 2009 Cash LTIP. The target Cash LTIP award levels for each named executive officer eligible to receive a Cash LTIP award for Fiscal 2009 was:

Named Executive	Cash LTIP Target Level as % of Annual Base
Kent J. Hussey	175%
Anthony L. Genito	150%
David R. Lumley	150%
John A. Heil	150%

For Fiscal 2009, the Cash LTIP award was earned based on continued employment and on the achievement of the performance goals for Fiscal 2009 established by the Compensation Committee, which were based on the achievement of adjusted EBITDA and cash flow targets tied to the Company’s annual operating plan. For Fiscal 2009, the performance targets for each of Mr. Hussey and Mr. Genito were based on the performance of the Company as a whole. The performance targets for Mr. Heil were based on the performance targets established for the Global Pet Supplies business segment. The performance targets for Mr. Lumley were based 65% on the performance targets established for the Global Batteries and Personal Care business segment and 35% on the performance targets established for the Home and Garden Business. If the Company achieved less than 80% of the Fiscal 2009 Cash LTIP performance goals, then the participant would receive no cash award under the Fiscal 2009 Cash LTIP. If the Company achieved at least 80% but less than 92%, of the Fiscal 2009 Cash LTIP performance goals, then the participant would not earn any cash-based award for Fiscal 2009 but would remain eligible to earn such award, as described below, based on Fiscal 2010 performance. If the Company achieved at least 92%, but less than 100% of the Fiscal 2009 Cash LTIP performance goals, then the participant would be eligible to earn a stated percentage of the award, payable as described below, and would remain eligible to earn any remaining unearned portion of the award based on Fiscal 2010 performance. For performance in excess of the Fiscal 2009 Cash LTIP performance goals, such participant would have received an award in excess of the target cash-based award amount, up to 200% of such target cash-based award amount for achieving the specified upper threshold amounts of the Fiscal 2009 Cash LTIP performance goals. For any Cash LTIP award so earned based on Fiscal 2009 performance, 50% of such earned amount is payable on or before December 31, 2009 and the remaining 50% of such cash award is payable on or before December 31, 2010; provided, that the executive’s employment with the Company has not been terminated with cause by the Company or voluntarily by the executive prior to such date.

As a retention mechanism, the Compensation Committee guaranteed that each of Mr. Hussey, Mr. Genito, Mr. Heil and Mr. Lumley would receive a 2009 LTIP cash-based award equal to at least 75% of the target cash-based award amount; provided, that such executive’s employment with the Company had not been terminated with cause by the Company or voluntarily by the executive prior to the payment date. However, the performance of the Company resulted in cash-based awards in excess of these amounts. The chart below reflects the 2009 Cash LTIP award amounts earned by each of the current named executive officers, expressed as a percentage of target award amount, based on the Company’s performance in light of the performance goals established by the Compensation Committee. The dollar amount of the awards for each named executive is set forth in the “Summary Compensation Table”. These award amounts have been or will be paid in December 2009.

Named Executive	LTIP Award as % of Target
Kent J. Hussey	187.5%
Anthony L. Genito	187.5%
David R. Lumley	193.0%
John A. Heil	134.3%

In addition, after taking into account the overall performance of the business in the face of a difficult capital structure and economy, as well as the critical importance of each of the current named executive to the overall performance of the Company, in November 2008 the Compensation Committee elected to establish an additional incentive structure for the current named executive officers under the Company’s LTIP. Under the terms of this new program, each current named executive officer is entitled to receive an additional cash amount equal to fifty percent of such executive’s target LTIP amount, based on such executive’s salary as of the end of Fiscal 2008. Such amounts are contingent upon continued employment and are payable in two installments, the first of which was paid in November 2008 and the second of which will be made on or before December 31, 2009. The dollar amount of the awards for each named executive is set forth in the “Summary Compensation Table”.

For Fiscal 2010, as of the date of this report, the Compensation Committee has not finalized various aspects of the 2010 LTIP, including the performance targets that will result in target payout and the thresholds for and levels of minimum and maximum payouts. Those aspects of the 2010 LTIP that have been finalized and approved are described below. As with Fiscal 2009, the Compensation Committee has again established adjusted EBITDA as a performance goals of the Company, weighted to represent 50% of the total evaluation. Adjusted EBITDA for the 2010 LTIP is measured in the same manner as for the 2009 LTIP. The remaining performance metrics will be determined by the Compensation Committee after additional consideration. The Compensation Committee retains the ability to modify the measurement criteria if, in its view, the circumstances so warrant.

For the Fiscal 2010 Cash LTIP, if the Company achieves less than 85% of the Fiscal 2010 Cash LTIP performance goals, then the participant would receive no cash award under the Fiscal 2010 Cash LTIP. If the Company achieved at least 85% but less than 100% of the Fiscal 2010 Cash LTIP performance goals, then the participant would be eligible to earn a stated percentage of the award, payable as described below. For performance in excess of the Fiscal 2010 Cash LTIP performance goals, such participant would have received an award in excess of the target cash-based award amount, up to 200% of such target cash-based award amount for achieving 115% or more of the Fiscal 2010 Cash LTIP performance goals. For any Cash LTIP award so earned based on Fiscal 2010 performance, 33 1/3% of such earned amount is payable on or before December 31, 2010, 33 1/3% of such earned amount is payable on or before December 31, 2011 and the remaining 33 1/3% of such cash award is payable on or before December 31, 2012; provided, that the participant’s employment with the Company has not been terminated with cause by the Company or voluntarily by the participant prior to such date. As mentioned above, none of the named executive officers participate in the 2010 Cash LTIP.

Retention Agreements

During Fiscal 2008, each of Mr. Lumley, Mr. Heil, Mr. Genito and Ms. Yoder executed retention agreements with the Company. Mr. Hussey executed a retention agreement with the Company in Fiscal 2009. The Compensation Committee, in evaluating the critical roles performed by the members of the Spectrum Leadership Team and the potential negative impact on the Company as a whole if any of those executives were to end their employment relationship with the Company, determined it to be in the best interests of the Company to put in place for those executives a retention program designed to give those executives additional incentive not to seek alternative employment opportunities. For each executive, the retention agreement provides such executive with the opportunity to earn an additional cash amount equal to 150% of such executive’s annual base salary as in effect on the date the retention agreement was executed in two installments contingent upon such executive remaining employed by the Company through December 31, 2009. If the executive continued to be an employee of the Company on through December 31, 2008, such executive received the first payment in an amount equal to 75% of such executive’s annual base salary. Each of Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil received this payment in January 2009. If the executive continues to be employed by the Company through December 31, 2009, such executive would receive the second and final payment in an amount equal to 75% of such executive’s annual base salary. In the event that prior to December 31, 2009 (i) the executive’s employment with the Company is considered to have been terminated by the executive for good reason (as defined in the relevant employment agreement) or Mr. Hussey experiences a constructive termination (as defined in Mr. Hussey’s employment agreement) or (ii) the Company terminates such executive’s employment without cause (as defined in the relevant employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid. As a result of Ms. Yoder’s departure on October 8, 2008 from the Company, she did not receive the foregoing retention payments.

One-Time Cash Bonus Payment

In connection with the Company’s emergence from Chapter 11 of the Bankruptcy Code, the Company’s Board of Directors approved one-time cash payments to certain members of Company management, including each of our current named executive officers, in recognition of efforts exerted during the bankruptcy process above and beyond the normal management functions for those members of management. Mr. Hussey received $300,000, Mr. Genito received $200,000, Mr. Lumley received $100,000 and Mr. Heil received $100,000, which were paid in September 2009.

Pre-Bankruptcy Outstanding Equity and Equity Grants

The Company emerged from bankruptcy on August 28, 2009. At that time, all of the outstanding capital stock of the Company was extinguished pursuant to the Company’s Plan of Reorganization. As a result, (i) all outstanding stock held by any of the named executive officers and (ii) all outstanding unvested equity grants to the Company’s named executive officers, including grants made under each such executive’s employment agreement and all equity grants made under any than existing incentive plan, were cancelled.

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

The SERP is a supplemental executive retirement plan for eligible employees of the Company. The Board of Directors determines which employees are eligible to participate. Pursuant to the SERP, the Company establishes an account for each participant. Each October 1st, the Company credits the account of each participant with an amount equal to 15% of the participant’s base salary. In addition, each calendar quarter, the Company credits each account by an amount equal to 2% of the participant’s account value as of the first day of the plan year containing such calendar quarter. Each participant vests 20% per year in his account after becoming a participant in the plan, with immediate full vesting occurring upon death, disability or a change in control of the Company. Among the named executive officers, only Mr. Hussey, Mr. Lumley and Mr. Heil are active participants in the SERP. The current account balances for each such active participant are set forth in the table entitled “Non-Qualified Deferred Compensation.” Subsequent to the end of Fiscal 2008, the Company froze the SERP and made all active participants 100% vested. The full value of the account for each participant was paid to those participants in January 2009.

None of the named executive officers were participants in the Deferred Compensation Plan at the end of Fiscal 2009, and, in fact, the Company had no active participants in the Plan at such time. None of the named executive officers had had positive balances in the Deferred Compensation Plan at any time during Fiscal 2009. No contributions to the Deferred Compensation Plan were made by or on behalf of any named executive officer in Fiscal 2009.

Supplemental Executive Life Insurance Program. Each of the current named executive officers participates in a program instituted by the Company pursuant to which the Company on behalf of each participant makes an annual contribution on October 1 each year equal to 15% of such participant’s base salary as of that date into a company-owned executive life insurance policy for such participant. The investment options for each such policy are selected by the participant from among a limited number of alternatives provided by the insurance provider. Upon termination of a participant for any reason, ownership of the policy would transfer to the participant and no further contributions would be made by the Company. The first contributions by the Company were made on October 1, 2009.

Post-Termination Benefits. As described above, the Company has entered into employment agreements with all its current named executive officers which govern, among other things, post-termination benefits payable to such named executive officers should his employment with the Company terminate. In connection with the termination of her employment with the Company, Ms. Yoder has entered into a Separation Agreement and Release with the Company to govern the parties relative rights and obligations arising out of the termination of her employment. A detailed description of the post-termination rights and benefits pursuant to each of the agreements described in this paragraph is set forth under the heading “Termination and Change in Control Provisions”.

Perquisites and Benefits

The Company provides certain limited perquisites and other special benefits to certain executives, including the named executive officers. Among these benefits are financial planning services, tax planning services, car allowances or leased car programs, executive medical exams and executive life and disability insurance. In addition, Mr. Hussey participates in the Company’s medical expense reimbursement plan, which provides for reimbursement for certain annual medical expenses not covered by the Company’s health insurance plan, up to a maximum of $10,000 per year (plus a tax gross-up as described below under “Tax Gross-Ups”). In addition, prior to the time the Company surrendered its leased aircraft, the Company permitted Mr. Hussey to have personal use of the Company’s aircraft when it was not being used for business purposes. In addition, prior to the time the

Company surrendered its leased aircraft, in certain circumstances, Mr. Hussey was permitted to travel to outside board meetings on the Company’s aircraft, in which case the Company received some reimbursement from the companies on whose boards Mr. Hussey served.

Timing and Pricing of Stock-Based Grants

Annual grants of restricted stock to our named executive officers are made on the date such grants are approved by the Compensation Committee. For purposes of valuing all grant awards, the grant price is the average of the high and low price of a share on the grant date.

Tax Treatment of Certain Compensation

Pursuant to Section 162(m) of the Internal Revenue Code, the Company may not be able to deduct certain forms of compensation paid to its executives who remain employed at the end of a fiscal year to the extent such compensation exceeds $1,000,000. This section also includes an exception for certain performance-based compensation awards. While the Compensation Committee believes that it is generally in the Company’s best interests to satisfy these deductibility requirements, it retains the right to authorize payments in excess of the deductibility limits if it believes it to be in the interests of the Company and its shareholders. The Company has had in the past, and may have in the future, instances where it has paid compensation to its executives that exceed the deductibility limits. For example, for Fiscal 2009, the compensation paid to Mr. Hussey, Mr. Lumley, and Mr. Heil by the Company included $2,411,153, $619,489, and $494,353 in compensation respectively that is not deductible pursuant to Section 162(m) of the Internal Revenue Code.

Tax Gross-Ups

The Company provides increases in payments to the named executive officers and other management personnel to cover personal income tax due as a result of imputed income in connection with the provision of the following perquisites: car allowance or company leased car, financial planning and tax planning and executive life and disability insurance. To the extent the use of the Company’s leased aircraft (prior to the surrender of that aircraft) for permitted personal travel results in imputed income to Mr. Hussey, the Company provides gross-up payments to cover personal income tax due on such imputed income. Beyond these tax gross-up payments, the Company does not make any other payment to the named executive officers to cover personal income taxes.

Governing Plans

Upon the Company’s emergence from Chapter 11 of the Bankruptcy Code on August 28, 2009, pursuant to the Company’s Plan of Reorganization, the 2009 Incentive Plan became effective. At the same time, all outstanding grants of stock options and restricted stock made pursuant to the 2004 Rayovac Incentive Plan, the 1997 Rayovac Incentive Plan or the Rayovac Corporation 1996 Stock Option Plan (the “Prior Plans”) were extinguished by operation of the Plan of Reorganization. No additional grants may be made pursuant to the Prior Plans.

Recoupment Policy

Pursuant to the 2009 Incentive Plan, any equity award agreement made may provide that the Compensation Committee may in its sole discretion cancel such award, except as prohibited by applicable law, if the participant, without the consent of the Company, while employed by or providing services to the Company or any affiliate or after termination of such employment or service, violates a non-competition, non-solicitation or non-disclosure covenant or agreement or otherwise engages in activity that is in conflict with or adverse to the interest of the Company or any affiliate, including fraud or conduct contributing to any financial restatements or irregularities engaged in activity, as determined by the Compensation Committee in its sole discretion. The Compensation Committee may also provide in any award agreement that the participant will forfeit any gain realized on the vesting or exercise of such award, and must repay the gain to the Company, in each case except as prohibited by applicable law, if (a) the participant engages in any activity referred to in the preceding sentence or (b) the amount of any such gain was calculated based on the achievement of certain financial results that were subsequently reduced due to a restatement. However, none of the existing equity awards expressly includes such provisions.

Summary Compensation Table

The following table and footnotes show the compensation earned for service in all capacities during Fiscal 2009, Fiscal 2008 and Fiscal 2007 for the Company for the named executive officers.

Summary Compensation Table

Name(1)	Year	Salary		Bonus(2)			Stock Awards(4)		Option Awards(5)		Non-Equity Incentive Plan Compensation(6)			Change in Pension Value and Nonqualified Deferred Comp Earnings(8)			All Other Compensation(9)		Total
Kent J. Hussey Chief Executive Officer	2009 2008	$ $	804,375 775,000	$ $	1,279,688 —		$ $	337,847 650,173	$ $	— —	$ $	3,532,032 1,828,406		$ $	7,906 21,449	(8) (8)	$ $	311,559 338,926	$ $	6,273,406 3,613,954
	2007		$604,688		$—			$2,845,210		$159		$1,148,250			$12,967	(8)		$246,679		$4,857,953

Anthony L. Genito Executive Vice President, Chief Financial Officer and Chief Accounting Officer	2009 2008 2007	$ $ $	369,792 358,333 280,833	$ $ $	575,000 — 7,401	(3)	$ $ $	87,964 291,833 306,617	$ $ $	— — —	$ $ $	1,488,281 627,375 373,181		$ $ $	— — —		$ $ $	58,200 63,099 46,379	$ $ $	2,579,237 1,340,640 1,014,411

David R. Lumley Co-Chief Operating Officer and President—Global Batteries and Personal Care and Home and Garden	2009 2008 2007	$ $ $	578,750 525,000 518,056	$ $ $	690,625 — —		$ $ $	389,158 975,212 762,844	$ $ $	— — —	$ $ $	2,257,260 1,162,875 886,515		$ $ $	1,855 3,884 1,403	(8) (8) (8)	$ $ $	145,304 188,789 384,434	$ $ $	4,062,951 2,855,760 2,553,252

John A. Heil Co-Chief Operating Officer and President—Global Pet Supplies	2009 2008 2007	$ $ $	483,333 450,000 436,113	$ $ $	606,250 — —		$ $ $	415,971 1,082,647 918,384	$ $ $	— — —	$ $ $	1,396,875 523,800 429,570	(7)	$ $ $	2,074 4,819 2,182	(8)	$ $ $	130,446 183,015 116,505	$ $ $	3,034,949 2,244,281 1,902,754

Amy J. Yoder President, United Industries	2009 2008	$ $	8,333 400,000	$ $	— —		$ $	— 237,942	$ $	— —	$ $	— 364,000		$ $	— —		$ $	178,131 56,512	$ $	186,464 1,058,454
	2007		$200,000		$—			$39,293		$—		$225,000			$—			$10,000		$474,293

(1)	Titles included in this column are as of September 30, 2009 except for Ms. Yoder, who ceased to be an employee of the Company as of October 8, 2008.
(2)

For Fiscal 2009, this column reflects one-time cash bonuses received by the current named executive officers, among other members of management, in connection with the Company’s emergence from Chapter 11 of the Bankruptcy Code. For additional information on this payment, please see the section entitled “One-Time Cash Bonus Payment”. For Fiscal 2009, this column also reflects amounts paid to the current named executive officers pursuant to the non-performance based supplement to the Cash LTIP for Fiscal 2008 instituted in November 2009. For additional information, please see the section entitled “Cash-Based Long Term Incentive Plan”. Finally, for Fiscal 2009, this column reflects payments made in January 2009 to the current named executive officers pursuant to retention agreements entered into with each of those officers. For additional information, please see the section entitled “Retention Agreements”.

(3)	Mr. Genito received a cash payment in December 2006 under the Company’s spot award program, prior to the time Mr. Genito became a member of the Spectrum Leadership Team, the Company’s executive committee. As a member of the Spectrum Leadership Team, Mr. Genito is no longer eligible for such awards.
(4)	In Fiscal 2009, Mr. Hussey received a restricted stock award, which was granted under the 2004 Rayovac Incentive Plan and was strictly performance based. No other named executive officer received a stock award in Fiscal 2009. In Fiscal 2008, restricted stock awards were granted under the 2004 Rayovac Incentive Plan, with the majority of the awards being strictly performance-based. In Fiscal 2007, restricted stock awards were granted under the 1997 Rayovac Incentive Plan and the 2004 Rayovac Incentive Plan with the majority of the awards being strictly performance-based. Upon the Company’s emergence from Chapter 11 of the Bankruptcy Code and pursuant to the Company’s Plan of Reorganization, all existing equity securities of the Company as of the Effective Date, including all shares underlying the amounts reflected in this column, were extinguished. This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2009, Fiscal 2008 and Fiscal 2007 in accordance with ASC 718. For Fiscal 2009, no expense amount was recorded with respect to grants made in Fiscal 2009. See Note 3(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.
(5)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2007 in accordance with ASC 718. See Note 3(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards. Amount reflected for Mr. Hussey for Fiscal 2007 includes acceleration of expense relating to the vesting of 168,941 restricted shares in connection with Mr. Hussey’s replacement as President and Chief Operating Officer prior to the time he was appointed Chief Executive Officer.
(6)	Represents actual cash payments under (i) for Fiscal 2009 and Fiscal 2008, the Company’s Management Incentive Plan and Long Term Incentive Plan earned in Fiscal 2009 and Fiscal 2008, respectively, and (ii) for Fiscal 2007, the Company’s Management Incentive Plan earned in Fiscal 2007. For additional detail on the plan and the determination of the cash awards thereunder, please refer to the discussion under the heading “Management Incentive Plan”, under the heading “Cash-Based Long Term Incentive Plan”, and the table entitled “Grants of Plan-Based Awards” and its accompanying footnotes.
(7)	In addition to the amounts reflected in this column, in November 2006, Mr. Heil received a Management Incentive Plan award for Fiscal 2006 in the amount of $78,103. Mr. Heil was the only named executive officer to receive an award for Fiscal 2006.
(8)	Amounts reflected represent the aggregate above-market increase of the actuarial value of the named executive’s benefit under the Company’s Supplemental Executive Retirement Plan. See Note 11, Employee Benefit Plans, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of this plan.
(9)	Please see the following tables for the details of the amounts that comprise the All Other Compensation column:

All Other Compensation Table

(Fiscal 2009)

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Reimburse- ment of Medical Expenses Not Paid By Company’s Health Plan(2)	Personal Use of Company Jet(3)	Car Allowance/ Personal Use of Company Car(4)	Tax Equalization Payments(5)	Company Contributions to Executive’s Qualified Retirement Plan(6)	Company Contributions to Executive’s Nonqualified Retirement Plan(7)	Other Compen- sation	Cost of Living Differential Allowance(8)	Earned Severance Pay(9)	Relocation Expenses Provided to Executive	Total
Mr. Hussey	$30,000	$22,473	$10,866	$7,168	$17,410	$65,942	$9,200	$112,500	$—	$36,000	$—	$—	$311,559
Mr. Genito	$20,000	$3,161	$—	$—	$14,250	$8,805	$11,983	$—	$—	$—	$—	$—	$58,200
Mr. Lumley	$20,000	$7,470	$—	$—	$19,250	$14,384	$9,200	$75,000	$—	$—	$—	$—	$145,304
Mr. Heil	$20,000	$7,800	$—	$—	$18,000	$4,200	$12,946	$60,000	$—	$—	$—	$—	$130,446
Ms. Yoder	$—	$1,440	$—	$—	$—	$—	$—	$—	$—	$—	$176,691	$—	$178,131

(1)	The amount represents the life insurance premium paid for the fiscal year. The Company provides life insurance coverage equal to three times base salary for each executive officer.
(2)	Amounts represent reimbursements under the Medical Expenses Reimbursement Plan described under the heading “Perquisites and Benefits”.
(3)	Amounts represent the aggregate incremental usage costs associated with the personal use of the Company aircraft by Mr. Hussey prior to the Company’s disposal of its leased aircraft. This benefit is described under the heading “Perquisites and Benefits”.
(4)	The Company sponsors a leased car and car allowance program. Under the leased car program, costs associated with using the vehicle are also provided. These include fuel costs (prior to elimination in April 2009), maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. Going forward, the Company expects to utilize only a car allowance program. All of the named executive officers other than Mr. Heil and Ms. Yoder, participate in the leased car program. Mr. Heil receives a $1,500 per month car allowance.
(5)	Includes tax gross-up payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, executive leased car program and personal use of the company jet, as described under the heading “Tax Gross-Ups”.
(6)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(7)	Represents the Company’s contribution to each participating named executive officers’ SERP account, consisting of annual contribution.
(8)	In connection with the relocation of the Company’s corporate headquarters from Madison, Wisconsin to Atlanta, Georgia, Mr. Hussey was provided a cost of living differential allowance in the amount of $3,000 per month.
(9)	Represents amounts paid to Ms. Yoder pursuant to her separation agreement.

All Other Compensation Table

(Fiscal 2008)

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Reimburse- ment of Medical Expenses Not Paid By Company’s Health Plan(2)	Personal Use of Company Jet(3)	Car Allowance/ Personal Use of Company Car(4)	Tax Equalization Payments(5)	Company Contributions to Executive’s Qualified Retirement Plan(6)	Company Contributions to Executive’s Nonqualified Retirement Plan(7)	Other Compen- sation		Cost of Living Differential Allowance(9)	Total
Mr. Hussey	$31,000	$12,537	$7,463	$30,805	$18,963	$84,143	$5,515	$112,500	$—		$36,000	$338,926
Mr. Genito	$31,200	$1,260	$—	$—	$10,250	$10,910	$9,479	$—	$—		$—	$63,099
Mr. Lumley	$50,000	$5,749	$—	$—	$15,253	$33,950	$8,837	$75,000	$—		$—	$188,789
Mr. Heil	$20,000	$6,318	$—	$—	$18,000	$3,402	$6,569	$67,500	$61,226	(8)	$—	$183,015
Ms. Yoder	$20,000	$3,045	$—	$—	$18,000	$—	$15,467	$—	$—		$—	$56,512

(1)	The amount represents the life insurance premium paid for the fiscal year. The Company provides life insurance coverage equal to three times base salary for each executive officer.
(2)	Amounts represent reimbursements under the Medical Expenses Reimbursement Plan described under the heading “Perquisites and Benefits”.
(3)	Amounts represent the aggregate incremental usage costs associated with the personal use of the Company aircraft by Mr. Hussey. This benefit is described under the heading “Perquisites and Benefits”.
(4)	The Company sponsors a leased car and car allowance program. Under the leased car program, costs associated with using the vehicle are also provided. These include fuel costs, maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. Going forward, the Company expects to utilize only a car allowance program. All of the named executive officers other than Mr. Heil and Ms. Yoder, participate in the leased car program. Mr. Heil and Ms. Yoder each receive a $1,500 per month car allowance.
(5)	Includes tax gross-up payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, executive leased car program, relocation and personal use of the company jet, as described under the heading “Tax Gross-Ups”.
(6)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan.
(7)	Represents the Company’s contribution to each participating named executive officers’ SERP account, consisting of annual contribution.
(8)	In connection with the agreement to sell the Company’s Global Pet Supplies business segment, Mr. Heil’s accrued vacation was distributed to him in anticipation of the closing of that transaction. The agreement to sell the Global Pet Supplies business segment was later terminated.
(9)	In connection with the relocation of the Company’s corporate headquarters from Madison, Wisconsin to Atlanta, Georgia, Mr. Hussey was provided a cost of living differential allowance in the amount of $3,000 per month.

All Other Compensation Table

(Fiscal 2007)

Name	Financial Planning Services Provided to Executive	Life Insurance Premiums Paid on Executives Behalf(1)	Reimburse- ment of Medical Expenses Not Paid By Company’s Health Plan(2)	Personal Use of Company Jet(3)	Car Allowance/ Personal Use of Company Car(4)	Tax Equalization Payments(5)	Company Contributions to Executive’s Qualified Retirement Plan(6)	Company Contributions to Executive’s Nonqualified Retirement Plan(7)	Other Compen- sation	Cost of Living Differential Allowance(8)	Earned Severance Pay	Relocation Expenses Provided to Executive(9)	Total
Mr. Hussey	$31,000	$11,198	$10,000	$21,775	$9,846	$39,110	$9,000	$78,750	$—	$36,000	$—	$—	$246,679
Mr. Genito	$11,200	$1,150	$—	$—	$11,797	$9,462	$12,770	$—	$—	$—	$—	$—	$46,379
Mr. Lumley	$30,000	$3,603	$—	$—	$6,750	$100,194	$15,250	$75,000	$—	$—	$—	$153,637	$384,434
Mr. Heil	$11,273	$4,358	$—	$—	$18,000	$2,356	$20,518	$60,000	$—	$—	$—	$—	$116,505
Ms. Yoder	$1,000	$—	$—	$—	$9,000	$—	$—	$—	$—	$—	$—	$—	$10,000

(1)	The amount represents the life insurance premium paid for the fiscal year. The Company provides life insurance coverage equal to three times base salary for each executive officer, with the exception of Ms. Yoder, whose coverage became effective in Fiscal 2008.
(2)	Amounts represent reimbursements under the Medical Expenses Reimbursement Plan described under the heading “Perquisites and Benefits”.
(3)	Amounts represent the aggregate incremental usage costs associated with the personal use of the Company aircraft by Mr. Hussey. This benefit is described under the heading “Perquisites and Benefits”.
(4)	The Company sponsors a leased car and car allowance program. Under the leased car program, costs associated with using the vehicle are also provided. These include fuel costs, maintenance, insurance and license and registration. Under the car allowance program, the executive receives a fixed monthly allowance. Going forward, the Company expects to utilize only a car allowance program. All of the named executive officers other than Mr. Heil and Ms. Yoder, participate in the leased car program. Mr. Heil and Ms. Yoder each receive a $1,500 per month car allowance.
(5)	Includes tax gross-up payments for the financial benefits received for the following executive benefits and perquisites: financial planning, executive life insurance, executive leased car program, relocation and personal use of the company jet, as described under the heading “Tax Gross-Ups”.
(6)	Represents amounts contributed under the Company-sponsored 401(k) retirement plan. For Mr. Heil, the total includes Company profit sharing-based contribution based on 2006 results. None of the other named executive officers are eligible for such a profit sharing-based contribution.
(7)	Represents the Company’s contribution to each participating named executive officers’ SERP account, consisting of annual contribution.
(8)	In connection with the relocation of the Company’s corporate headquarters from Madison, Wisconsin to Atlanta, Georgia, Mr. Hussey was provided cost of living differential allowances in the amounts of $3,000 per month.
(9)	Represents the expenses incurred for the relocation of Mr. Lumley to Madison, Wisconsin. The amount includes a $75,000 cash payment related to the sale price for Mr. Lumley’s prior residence.

Grants of Plan-Based Awards

The following table and footnotes provide information with respect to equity grants made to the named executive officers during Fiscal 2009 as well as the range of future payouts under non-equity incentive plans for the named executive officers.

Grants of Plan-Based Awards Table

	Grant Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards Number of Shares	Fair Value on Grant Date(1)
Name			Threshold $		Target $		Maximum $		Threshold #	Target #	Maximum #
Kent J. Hussey	11/17/2008	(2) (3) (4)	$ $	515,625 660,000	$ $	1,031,250 1,320,000	$ $	2,062,500 2,640,000	93,750	187,500	187,500		$122,813
Anthony L. Genito		(3) (4)	$ $	212,500 318,750	$ $	425,000 637,500	$ $	850,000 1,275,000
David R. Lumley		(3) (4)	$ $	300,000 450,000	$ $	600,000 900,000	$ $	1,200,000 1,800,000
John A. Heil		(3) (4)	$ $	250,000 375,000	$ $	500,000 750,000	$ $	1,000,000 1,500,000

(1)	This column reflects the average of the high and low price per share on the grant date as determined pursuant to ASC 718. See Note 3(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.
(2)	Represents performance-based restricted stock granted to executives pursuant to the Company’s 2009 Equity LTIP, granted under the 2004 Rayovac Incentive Plan. The 2009 Equity LTIP restricted stock grant is described under the heading “Equity-based Long Term Incentive Plan”. Upon the Company’s emergence from Chapter 11 of the Bankruptcy Code and pursuant to the Company’s Plan of Reorganization, all existing equity securities of the Company as of the Effective Date, including all shares reflected in this column, were extinguished.
(3)	Represents the threshold, target and maximum payments under the Company’s Management Incentive Plan for Fiscal 2009. The actual amount earned under these plans for Fiscal 2009 is disclosed in the “Summary Compensation Table” as part of the column entitled “Non-Equity Incentive Plan Compensation”.
(4)	Represents the threshold, target and maximum payments under the Company’s cash-based portion of the Long Term Incentive Plan for Fiscal 2009. The actual amount earned under these plans for Fiscal 2009 is disclosed in the “Summary Compensation Table” as part of the column entitled “Non-Equity Incentive Plan Compensation”.

We refer you to the “Compensation Discussion and Analysis” and the “Termination and Change in Control Provisions” sections of this report as well as the corresponding footnotes to the tables for material factors necessary for an understanding of the compensation detailed in the above two tables.

Outstanding Equity Awards at Fiscal Year End

As described above under “Pre-Bankruptcy Outstanding Equity and Equity Grants”, all of the Company’s outstanding equity as well as all outstanding unexercised stock options and unvested restricted stock were cancelled pursuant to the Company’s Plan of Reorganization upon the Company’s emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. As a result, there were no unexercised stock options or unvested restricted stock as of September 30, 2009 held by any of the named executive officers.

Option Exercises and Stock Vested

The following table and footnotes provide information regarding stock option exercises and stock vesting during Fiscal 2009 for the named executive officers. None of the named executive officers exercised any stock options during Fiscal 2009. As described above within “Pre-Bankruptcy Outstanding Equity and Equity Grants” all of the Company’s outstanding equity was cancelled, including the shares acquired as set forth on the following table, pursuant to the Company’s Plan of Reorganization upon the Company’s emergence from Chapter 11 of the Bankruptcy Code on the Effective Date.

Option Exercises and Stock Vested Information

	Option Awards		Stock Awards
Name	Number Of Shares Exercised	Market Value Realized	Shares Acquired on Vesting	Market Value Realized
Kent J. Hussey	—	$—	77,409	$19,828
Anthony L. Genito	—	$—	14,715	$3,532
David R. Lumley	—	$—	187,280	$35,847
John A. Heil	—	$—	57,393	$42,774
Amy J. Yoder	—	$—	—	$—

Pension Benefits Table

None of our named executive officers participated in any Company pension plans during or as of the end of Fiscal 2009.

Non-Qualified Deferred Compensation

The following table and footnotes provide information regarding the Company’s non tax-qualified defined contribution and deferred compensation plans for each of the named executive officers who participate in any such plans. Mr. Genito and Ms. Yoder did not participate in any such plans. The plans are described under the heading “Deferral and Post-Termination Rights”.

Nonqualified Deferred Compensation Table(1)

Name	Executive Contributions in FY 2009(2)	Company Contributions in FY 2009(3)	Aggregate Earnings in FY 2009(4)	Aggregate Withdrawals in FY 2009	Aggregate Balance at 9/30/2009(5)
Kent J. Hussey	$—	$112,500	$21,084	$1,075,164	$—
David R. Lumley	$—	$75,000	$4,945	$252,175	$—
John A. Heil	$—	$67,500	$5,530	$282,049	$—

(1)

For Fiscal 2009, the Company offers the SERP to certain executives. The participants in the SERP are Mr. Hussey, Mr. Lumley and Mr. Heil. On October 1 of every year, an amount equal to 15% of a participant’s annual base salary is credited to the participant’s account. In addition, each participant’s account receives an annual interest credit of 8%. Following the end of Fiscal 2008, the Company terminated the SERP and fully vested all participants. Account balances of active participants as of the date the SERP was frozen were paid their entire balance in January 2009.

(2)	The SERP does not require employee contributions, and the deferred compensation plan has no executives actively deferring any compensation.
(3)	Represents the 15% of annual base salary credit each participant in the SERP receives on October 1 of each year.
(4)	As described above, the SERP was frozen on December 31, 2008. Amount reflected represents one quarter of the 8% interest credit each participant in the SERP receives per year and the earnings received on participants deferred compensation balance.
(5)	Represents balance for the SERP only as of September 30, 2009.

Termination and Change in Control Provisions

Awards under the Company’s Incentive Plans

Each named executive officer other than Ms. Yoder has received and currently holds restricted stock awards under the 2009 Incentive Plan, made pursuant to the Company’s 2010 Equity LTIP incentive program. As described above, Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil are also participants in the 2010 MIP. Each of these incentive plans contain provisions triggered by a change in control of the Company. For purposes of these incentive plans, change in control generally means the occurrence of any of the following events:

(i)	the acquisition, by any individual, entity or group of beneficial ownership of more than 50% of the combined voting power of the Company’s then outstanding securities, excluding from this provision Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P., Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P., Avenue-CDP Global Opportunities Fund, L.P. or D. E. Shaw Laminar Portfolios, L.L.C. and each of their respective subsidiaries and Affiliates (each, a “Designated Holder”) and any individual, entity or group who becomes such a beneficial owner in connection with a transaction described in clause (A) of subsection (iii) below;

(ii)	individuals who constituted the Board of Directors at the effective time of either of the plans and directors who are nominated and elected as their successors from time to time cease for any reason to constitute at least a majority of the Board;

(iii)	consummation of a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other entity, other than (A) a merger or consolidation which results in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any parent thereof) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no individual, entity or group is or becomes the beneficial owner, directly or indirectly, of voting securities of the Company (not including in the securities beneficially owned by such individual, entity or group any securities acquired directly from the Company or any of its direct or indirect subsidiaries) representing 50% or more of the combined voting power of the Company’s then outstanding voting securities or (C) a merger or consolidation affecting the Company as a result of which a Designated Holder owns after such transaction more than 50% of the combined voting power of the voting securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation; or

(iv)

approval by the stockholders of the Company of either a complete liquidation or dissolution of the Company or the sale or other disposition of all or substantially all of the assets of the Company, other than a sale or disposition by the Company of all or substantially all of the assets of the Company to an entity, more than 50% of the combined voting power of the voting securities of which are owned by shareholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

In general, in the event a change in control occurs, and within one year following the change in control, the employment or service of an award holder terminates without cause (as defined in the 2009 Incentive Plan), then the following shall apply:

(i)	all stock options and stock appreciation rights outstanding as of the date the change in control occurs will become immediately exercisable;

(ii)	the restrictions and other conditions applicable to any restricted stock or other stock-based awards which are not performance-based, including vesting requirements, will lapse; and

(iii)	Any performance-based awards will be paid on a pro-rata basis based on actual performance during the applicable performance cycle up to the effective date of the termination of employment or service.

Executive-Specific Provisions

As discussed under the heading “Employment Agreements,” (i) each of Mr. Hussey, Mr. Lumley, Mr. Heil and Mr. Genito are parties to continuing employment agreements with the Company that govern various aspects of the employment relationship, including the rights and obligations of the parties upon termination of that employment relationship and (ii) in connection with the end of the employment relationships with Ms. Yoder, the Company and Ms. Yoder have entered into a separation agreement governing the rights and obligations of the parties attending the end of the employment relationship. Set forth below is a brief description of the provisions of those agreements with respect to a termination of employment and/or in the event of a change in control.

Kent J. Hussey

The Company and Mr. Hussey, who was appointed Chief Executive Officer of the Company on May 23, 2007, are parties to an amended and restated employment agreement dated as of October 22, 2009 (“Mr. Hussey’s employment agreement”). Mr. Hussey’s employment agreement contains the following provisions applicable upon the termination of Mr. Hussey’s employment with the Company or in the event of a change in control of the Company.

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

Termination of Mr. Hussey for Cause or voluntarily by Mr. Hussey. In the event that Mr. Hussey’s employment with the Company is terminated for cause (as defined in Mr. Hussey’s employment agreement), or Mr. Hussey voluntarily terminates his employment (except pursuant to a constructive termination, described below), then Mr. Hussey’s right to receive salary and benefits will cease as of the date of such termination, except that Mr. Hussey will be entitled to any of his accrued benefits through the date of termination and those benefits described above under “Employment relationship ends for any reason.”

Termination of Mr. Hussey without Cause or as a result of Death or Disability. If Mr. Hussey’s employment with the Company ends as a result of a termination of his employment by the Company without cause, or as a result of Mr. Hussey’s death or disability, or by virtue of a non-renewal of the employment agreement and Mr. Hussey executes a separation agreement with a release of claims agreeable to the Company, Mr. Hussey would be entitled to receive the payments and benefits set forth below.

•

The Company will pay to Mr. Hussey, as severance, an amount in cash equal to two times the sum of (i) Mr. Hussey’s base salary then in effect, and (ii) Mr. Hussey’s target annual bonus (the “Hussey Cash Severance”). These amounts are to be paid to Mr. Hussey in a lump sum payment. Additionally, the Company will pay to Mr. Hussey an amount equal to the pro rata portion of the annual bonus Mr. Hussey actually would have earned for the fiscal year in which termination occurs. This amount is to be paid to Mr. Hussey at the time such bonus would have been paid had Mr. Hussey’s employment not ceased.

•

With respect to insurance and other benefits which Mr. Hussey is entitled to receive as described above in the paragraph entitled “Employment relationship ends for any reason,” for the greater of the 24-month period immediately following such termination or the period ending on September 30, 2012, the Company will arrange to provide insurance, pension and all other benefits as are generally made available by the Company to its executive officers from time to time, including, without limitation, any SERP and/or medical expenses reimbursement plans, including the MERP, to Mr. Hussey and his dependents on a basis substantially similar to those provided to the Executive and his dependents by the Company immediately prior to the date of termination, at no greater cost to the Executive than the cost to the Executive immediately prior to such date. These benefits cease immediately upon the discovery by the Company of Mr. Hussey’s breach of the agreements not to compete, not to solicit customers or employees and to maintain the confidentiality of secret processes and confidential information provisions included in Mr. Hussey’s employment agreement, which extend, for a period of two years after his termination. In addition, these benefits will be reduced to the extent benefits of the same type are received by or made available to Mr. Hussey during the 24-month period following the termination of Mr. Hussey’s employment; provided, however, that the Company will reimburse Mr. Hussey for the excess, if any, of the cost of such benefits to Mr. Hussey over such cost immediately prior to the date of termination.

•	Any outstanding awards made pursuant to the 2009 Incentive Plan that vest based solely on time will become fully vested immediately.

Constructive Termination. Mr. Hussey’s employment agreement permits Mr. Hussey, under certain circumstances, to terminate his employment relationship upon the occurrence of a constructive termination (as defined below). The election by Mr. Hussey to terminate his employment as a result of the occurrence of an event of constructive termination is, for the purposes of Mr. Hussey’s employment agreement, as well as any stock option agreements or restricted stock award agreements between the Company and Mr. Hussey, treated as a termination by the Company without cause. As such, it would entitle Mr. Hussey, contingent upon his execution of a separation agreement with a release of claims agreeable to the Company, to receive those benefits described above under “Termination of Mr. Hussey without Cause or as a result of Death or Disability”. Constructive termination under Mr. Hussey’s employment agreement is defined, in general, as the occurrence of any of the following events without Mr. Hussey’s consent:

(i)	any reduction in Mr. Hussey’s annual base salary, target annual bonus or target long term incentive award;

(ii)	the required relocation of Mr. Hussey’s place of principal employment to an office more than 50 miles from his current office, or the requirement by the Company that Mr. Hussey be based at an office other than the Company’s current office on an extended basis;

(iii)	a substantial diminution or other substantive adverse change in the nature or scope of Mr. Hussey’s responsibilities, authorities, powers, functions or duties; or

(iv)	a breach by the Company of any of its other material obligations under Mr. Hussey’s employment agreement.

In each case, Mr. Hussey may not terminate his employment for constructive termination unless Mr. Hussey (i) provides the Company with 30 days advance written notice of his intent to resign for constructive termination, (ii) such notice is given within 60 days of the events or circumstances claimed to give rise to constructive termination, (iii) the Company fails to cure such alleged violation during such 30 day period and (iv) if the Company fails to cure such alleged violation, Mr. Hussey must terminate his employment within six months of the initial occurrence of the facts or circumstances giving rise to constructive termination.

Change in Control. Under Mr. Hussey’s employment agreement, Mr. Hussey may elect to terminate his employment within 60 days following a change in control (as defined under the 2009 Incentive Plan), and, if Mr. Hussey executes a separation agreement with a release of claims agreeable to the Company, then such termination by Mr. Hussey will be treated as a termination by the Company without cause, and Mr. Hussey would be entitled to the benefits described above under “Termination of Mr. Hussey without Cause or as a result of Death or Disability”. The Company may require that Mr. Hussey remain employed by the Company for up to a maximum of 3 months following the change in control.

As discussed under the heading “Retention Agreements,” Mr. Hussey is also party to a retention agreement between Mr. Hussey and the Company dated as of November 10, 2008 (“Mr. Hussey’s retention agreement”). Mr. Hussey’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Hussey’s employment with the Company is considered to have been terminated by the executive as a result of constructive termination (as defined in Mr. Hussey’s employment agreement and described above under “Constructive Termination”) or (ii) the Company terminates Mr. Hussey’s employment without cause (as defined in Mr. Hussey’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

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

Termination without Cause or for Death or Disability. If the employment of Mr. Genito with the Company is terminated by the Company without cause or due to Mr. Genito’s death or disability, or by virtue of a non-renewal of the employment agreement, Mr. Genito is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

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

Termination in the event that Mr. Genito elects to invoke his right to terminate his employment for good reason. Mr. Genito’s employment agreement permits him, under certain circumstances, to terminate his employment relationship upon the occurrence of an event of good reason. Except as modified by the next paragraph, the election by Mr. Genito to terminate his employment as a result of the occurrence of an event of good reason is, for the purposes of Mr. Genito’s employment agreement as well as any stock option agreements or restricted stock award agreements with the Company, treated as a termination by the Company without cause. As such, it would entitle Mr. Genito, contingent upon such executive’s execution of a separation agreement with a release of claims agreeable to the Company, to receive the pay and benefits described above under “Termination without Cause or for Death or Disability”. For Mr. Genito, good reason is defined as, in general, the occurrence of any of the following events without Mr. Genito’s consent:

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

Change in Control. Under Mr. Genito’s employment agreement, Mr. Genito may elect to terminate his employment within 60 days following a change in control (as defined under the 2009 Incentive Plan). Such termination by Mr. Genito will be treated as a termination by the Company without cause, and Mr. Genito would be entitled to the benefits described above within “Termination without Cause or for Death or Disability.” The Company may require that Mr. Genito remain employed by the company for up to a maximum of 6 months following the change in control.

As discussed under the heading “Retention Agreements,” Mr. Genito is also party to a retention agreement between Mr. Genito and the Company dated as of June 9, 2008 (“Mr. Genito’s retention agreement”). Mr. Genito’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Genito’s employment with the Company is considered to have been terminated by the executive for good reason (as defined in Mr. Genito’s employment agreement and described above under “Termination in the event that Mr. Genito elects to invoke his right to terminate his employment for good reason”) or (ii) the Company terminates Mr. Genito’s employment without cause (as defined in Mr. Genito’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

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

Termination for Cause or voluntary termination by the executive (other than for good reason). In the event that the Mr. Lumley is terminated for cause (as defined in Mr. Lumley’s employment agreement) or terminates his employment voluntarily, other than for good reason (as defined below), Mr. Lumley’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Lumley is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Lumley would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon such termination of employment, the Company would pay to the executive accrued pay and benefits.

Termination without Cause or for Death or Disability. If the employment of Mr. Lumley with the Company is terminated by the Company without cause or due to Mr. Lumley’s death or disability, or by virtue of a non-renewal of the employment agreement, the terminated executive is entitled to receive certain post-termination benefits, detailed below, contingent upon execution of a separation agreement with a release of claims agreeable to the Company. In such event the Company will:

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

Termination in the event that Mr. Lumley elects to invoke his right to terminate his employment for good reason. The employment agreement for Mr. Lumley permits him, under certain circumstances, to terminate his employment relationship upon the occurrence of an event of good reason. Except as modified by the next paragraph, the election by such executive to terminate his employment as a result of the occurrence of an event of good reason is, for the purposes of Mr. Lumley’s employment agreement as well as any stock option agreements or restricted stock award agreements with the Company, treated as a termination by the Company without cause. As such, it would entitle the executive, contingent upon such executive’s execution of a separation agreement with a release of claims agreeable to the Company, to receive the pay and benefits described above under “Termination without Cause or for Death or Disability”. For Mr. Lumley, good reason is defined, in general, as the occurrence of any of the following events without such executive’s consent:

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

As discussed under the heading “Retention Agreements,” Mr. Lumley is also party to a retention agreement between Mr. Lumley and the Company dated as of June 9, 2008 (“Mr. Lumley’s retention agreement”). Mr. Lumley’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Lumley’s employment with the Company is considered to have been terminated by the executive for good reason (as defined in Mr. Lumley’s employment agreement and described above under “Termination in the event that Mr. Lumley elects to invoke his right to terminate his employment for good reason”) or (ii) the Company terminates Mr. Lumley’s employment without cause (as defined in Mr. Lumley’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

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

Termination for Cause or voluntary termination by the executive (other than for good reason). In the event that the Mr. Heil is terminated for cause (as defined in Mr. Heil’s employment agreement) or terminates his employment voluntarily, other than for good reason (as defined below), Mr. Heil’s salary and other benefits provided under his employment agreement cease at the time of such termination and Mr. Heil is entitled to no further compensation under his employment agreement. Notwithstanding this, Mr. Heil would be entitled to continue to participate in the Company’s medical benefit plans to the extent required by law. Further, upon any such termination of employment, the Company would pay to Mr. Heil accrued pay and benefits.

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

Termination in the event that Mr. Heil elects to invoke his right to terminate his employment for good reason. Mr. Heil’s employment agreement permits him, under certain circumstances, to terminate his employment relationship upon the occurrence of an event of good reason. Except as modified by the next paragraph, the election by Mr. Heil to terminate his employment as a result of the occurrence of an event of good reason is, for the purposes of Mr. Heil’s employment agreement as well as any stock option agreements or restricted stock award agreements with the Company, treated as a termination by the Company without cause. As such, it would entitle the executive, contingent upon such executive’s execution of a separation agreement with a release of claims agreeable to the Company, to receive the pay and benefits described above under “Termination without Cause or for Death or Disability”. Good reason is defined, in general, as the occurrence of any of the following events without Mr. Heil’s consent:

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

As discussed under the heading “Retention Agreements,” Mr. Heil is also party to a retention agreement between Mr. Heil and the Company dated as of August 5, 2008 (“Mr. Heil’s retention agreement”). Mr. Heil’s retention agreement provides that in the event that prior to December 31, 2009 (i) Mr. Heil’s employment with the Company is considered to have been terminated by the executive for good reason (as defined in Mr. Heil’s employment agreement and described above under “Termination in the event that Mr. Heil elects to invoke his right to terminate his employment for good reason”) or (ii) the Company terminates Mr. Heil’s employment without cause (as defined in Mr. Heil’s employment agreement), the executive would be entitled to receive any portion of the total potential award that has not yet been paid.

Amy J. Yoder

Ms. Yoder was the President, United Industries of the Company until October 8, 2008. In connection with her departure, the Company and Ms. Yoder entered into a separation agreement and release dated as of October 8, 2008.

In connection with Ms. Yoder’s separation agreement she received or is entitled to receive the following cash amounts:

•

$500,000, in 15 monthly installments of $33,333.33 which began on November 30, 2008 and have continued and will continue thereafter on the 30th day of each succeeding month until and including January 30, 2010; and

•

$114,000, in 15 monthly installments of $7,600 which began on November 30, 2008 and have continued and will continue thereafter on the 30th day of each succeeding month until and including January 30, 2010; and

•	$114,000, in November 2008, representing the 2008 MIP award for Ms. Yoder for Fiscal 2008, based on the actual performance of the Company for Fiscal 2008.

•

$250,000, paid in November 2008, representing the 2008 cash-based LTIP award for Ms. Yoder for Fiscal 2008, based on the actual performance of the Company for Fiscal 2008 and the guaranteed cash-based LTIP payment level for Fiscal 2008.

•	$225,000, paid on December 31, 2008.

With respect to the monthly installment payments described in the first two bullets above, those payments were suspended at the time the Company filed for bankruptcy on February 3, 2009. Those payments resumed September 30, 2009 after the Company emerged from bankruptcy. These monthly installment payments will now continue through August 31, 2010.

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

•

Any restrictions still in effect with respect to any outstanding shares of restricted stock previously awarded to Ms. Yoder will lapse in accordance with the provisions of the restricted stock award agreements evidencing the awards of such restricted stock. Upon the Company’s emergence from Chapter 11 of the Bankruptcy Code and pursuant to the Company’s Plan of Reorganization, all existing equity securities of the Company as of the Effective Date, including all shares referenced in this paragraph, were extinguished.

•

Ms. Yoder was to continue to receive her monthly car allowance of $1500 per month until January 30, 2010. With respect to this allowance, the payments were suspended at the time the Company filed for bankruptcy on February 3, 2009. The payments resumed September 30, 2009 after the Company emerged from bankruptcy. The payments will now continue through August 31, 2010.

•	Outplacement services through April 8, 2009, up to a maximum cost to the Company of $12,000. The Company did not incur any cost for this obligation.

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

Table of Amounts payable upon Termination or Change in Control

The following tables set forth (i) the amounts that would have been payable at September 30, 2009 to each of Mr. Hussey, Mr. Genito, Mr. Lumley and Mr. Heil under the various scenarios for termination of employment or a change-in-control of the Company had such scenarios occurred on September 30, 2009 and (ii) the actual amounts payable to Ms. Yoder as a result of the termination of her employment relationship with the Company. For Mr. Hussey, the table reflects amounts that would have been payable under his employment agreement as in effect on September 30, 2009, rather than under his current employment agreement, which was not executed until October 22, 2009. For a description of the termination provisions under Mr. Hussey’s current employment agreement, please see the description with respect to Mr. Hussey above under the section entitled “Termination and Change in Control Provisions.”

Kent J. Hussey

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement	Good Reason	Without Cause	Death	Disability	Change In Control (CIC & Exec Term)
Cash Severance(1)	$—	$4,584,938	$4,584,938	$4,584,938	$4,584,938	$5,517,188
Retention Award(2)	$—	$618,750	$618,750	$—	$—	$618,750
2008 Cash LTIP(3)	$—	$721,875	$721,875	$721,875	$721,875	$721,875
2009 Cash LTIP(4)	$—	$2,475,000	$2,475,000	$2,475,000	$2,475,000	$2,475,000
Other Benefits
Health and Welfare(5)	$400,000	$400,000	$400,000	$400,000	$400,000	$400,000
Financial Planning(6)	$300,000	$300,000	$300,000	$300,000	$300,000	$300,000
Total	$700,000	$700,000	$700,000	$700,000	$700,000	$700,000
Tax Gross-Up(7)	$—	$—	$—	$—	$—	$—
Total (8)	$700,000	$9,100,563	$9,100,563	$8,481,813	$8,481,813	$10,032,813

(1)	Upon termination for good reason, death, disability or without cause, Mr. Hussey is entitled to a lump sum cash severance payment in the amount of two times the sum of his current base salary and (with respect to a termination as of September 30, 2009) actual 2008 fiscal year bonus. In the event of a change in control, Mr. Hussey is eligible for the same severance benefit previously described except that actual 2008 fiscal year bonus is replaced with actual 2009 fiscal year bonus as was reported in the summary compensation table.
(2)	Amounts reflect the remaining portion of the award payable under Mr. Hussey’s retention agreement, which would be paid in full for termination without cause, for good reason or upon a change in control.
(3)	Amount represents the accelerated Cash LTIP award benefit that was earned with respect to performance in Fiscal 2008 but would have been paid in December of 2009.
(4)	Amount represents the accelerated 2009 Cash LTIP that was earned with respect to performance in Fiscal 2009 but would have been paid half in December of 2009 and the remaining half in November of 2010.
(5)	Regardless of reason for termination of employment, the benefit reflects 10 years of medical, dental and life insurance benefits substantially similar to those provided to the executive and his spouse immediately prior to the termination.
(6)	Regardless of reason for termination of employment, amount reflects 10 years of tax preparation and financial planning services upon retirement.
(7)	The executive would not owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(8)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2009.

Anthony L. Genito

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement	Without Cause	Death	Disability	Change In Control (CIC & Exec Term)
Cash Severance(1)	$—	$1,700,000	$1,700,000	$1,700,000	$1,700,000
Retention Award(2)	$—	$281,250	$—	$—	$281,250
2008 Cash LTIP(3)	$—	$187,500	$187,500	$187,500	$187,500
2009 Cash LTIP(4)	$—	$1,195,312	$1,195,312	$1,195,312	$1,195,312
Other Benefits
Health and Welfare(5)	$—	$80,000	$80,000	$80,000	$80,000
Tax Gross-Up(6)	$—	$—	$—	$—	$—
Total (7)	$—	$3,444,062	$3,162,812	$3,162,812	$3,444,062

(1)	Reflects cash severance of two times the sum of Mr. Genito’s base salary and target MIP award. Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect the remaining portion of the retention incentive pursuant to Mr. Genito’s retention agreement that would be paid in full for termination without cause, for good reason or upon a change in control.
(3)	Amount represents the accelerated Cash LTIP award benefit that was earned in Fiscal 2008 but would have been paid in December of 2009.
(4)	Amount represents the accelerated 2009 Cash LTIP that was earned with respect to performance in Fiscal 2009 but would have been paid half in December of 2009 and the remaining half in November of 2010.
(5)	Reflects 24 months of health and welfare benefit continuation for Mr. Genito and his dependents.
(6)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code but the Company does not provide any tax gross-up payment to cover this tax.
(7)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2009.

David R. Lumley

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement	Good Reason (1 yr Upon Sale of Legacy)	Good Reason (No Sale of Legacy)	Without Cause	Death	Disability	Change In Control(7) (1 yr Upon Sale of Legacy)	Change In Control(8) (No Sale of Legacy)
Cash Severance(1)	$—	$2,400,000	$3,053,250	$3,053,250	$3,053,250	$3,053,250	$2,400,000	$3,053,250
Retention Award(2)	$—	$393,750	$393,750	$393,750	$—	$—	$393,750	$393,750
2008 Cash LTIP(3)	$—	$433,125	$433,125	$433,125	$433,125	$433,125	$433,125	$433,125
2009 Cash LTIP(4)	$—	$1,741,500	$1,741,500	$1,741,500	$1,741,500	$1,741,500	$1,741,500	$1,741,500
Other Benefits
Health and Welfare(5)	$—	$80,000	$80,000	$80,000	$80,000	$80,000	$80,000	$80,000
Tax Gross-Up(6)	$—	$—	$—	$—	$—	$—	$—	$—
Total(9)	$—	$5,048,375	$5,701,625	$5,701,625	$5,307,875	$5,307,875	$5,048,375	$5,701,625

(1)	Reflects cash severance payment of two times the sum of the executive’s current base salary and the actual 2008 fiscal year bonus (except in the case of termination for good reason or change in control in relation to the sale of the Batteries and Global Battery Personal Care and provided that the executive continues employment for one year following such sale, the target bonus amount the executive would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale (i.e. 2009) is used). Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect the remaining portion of the retention incentive that would be paid in full for termination without cause, for good reason or upon a change in control.
(3)	Amount represents the accelerated Cash LTIP award benefit that was earned in Fiscal 2008 but would have been paid in November of 2009.
(4)	Amount represents the accelerated 2009 Cash LTIP that was earned with respect to performance in Fiscal 2009 but would have been paid half in December of 2009 and the remaining half in November of 2010.
(5)	Reflects 24 months of insurance and other benefits continuation for the executive and his dependents.
(6)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(7)	This termination scenario assumes the executive separates from service one year following the sale of their business segment subsequent to a change in control.
(8)	This termination scenario assumes the executive separates from service immediately following a change in control. The sale of their business segment is irrelevant in the severance payment calculations under this scenario.
(9)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2009.

John A. Heil

	Termination Scenarios
Component	Voluntary/ For Cause/ Retirement	Good Reason (1 yr Upon Sale of Pet)	Good Reason (No Sale of Pet)	Without Cause	Death	Disability	Change In Control(7) (1 yr Upon Sale of Pet)	Change In Control(8) (No Sale of Pet)
Cash Severance(1)	$—	$2,000,000	$1,710,100	$1,710,100	$1,710,100	$1,710,100	$2,000,000	$1,710,100
Retention Award(2)	$—	$337,500	$337,500	$337,500	$—	$—	$337,500	$337,500
2008 Cash LTIP(3)	$—	$337,500	$337,500	$337,500	$337,500	$337,500	$337,500	$337,500
2009 Cash LTIP(4)	$—	$1,007,250	$1,007,250	$1,007,250	$1,007,250	$1,007,250	$1,007,250	$1,007,250
Other Benefits
Health and Welfare(5)	$—	$80,000	$80,000	$80,000	$80,000	$80,000	$80,000	$80,000
Tax Gross-Up(6)	$—	$—	$—	$—	$—	$—	$—	$—
Total(9)	$—	$3,762,250	$3,472,350	$3,472,350	$3,134,850	$3,134,850	$3,762,250	$3,472,350

(1)	Reflects cash severance payment of two times the sum of the executive’s current base salary and the actual 2008 fiscal year bonus (except in the case of termination for good reason or change in control in relation to the sale of the Global Pet Supplies business and provided that the executive continues employment for one year following such sale, the target bonus amount the executive would be eligible to receive if the Company met 100% of the applicable performance goals in the fiscal year of such sale (i.e., 2009) would be used). Payments will be made in monthly installments over a period of 24 months.
(2)	Amounts reflect the remaining portion of the retention incentive that would be paid in full for termination without cause, for good reason or upon a change in control.
(3)	Amount represents the accelerated Cash LTIP award benefit that was earned in Fiscal 2008 but would have been paid in November of 2009.
(4)	Amount represents the accelerated 2009 Cash LTIP that was earned with respect to performance in Fiscal 2009 but would have been paid half in December of 2009 and the remaining half in November of 2010.
(5)	Reflects 24 months of insurance and other benefits continuation for the executive and their dependents.
(6)	The executive would owe an excise tax payment if a change in control occurred at fiscal year end according to section 280G under the Internal Revenue Code. The Company does not provide any tax gross-up payment to cover this tax.
(7)	This termination scenario assumes the executive separates from service one year following the sale of their business segment subsequent to a change in control.
(8)	This termination scenario assumes the executive separates from service immediately following a change in control. The sale of their business segment is irrelevant in the severance payment calculations under this scenario.
(9)	These amounts take into account only programs or agreements in place prior to the end of Fiscal 2009.

Amy J. Yoder

	Amy J. Yoder
Termination Date	October 8, 2008
Cash Severance
Salary	$500,000	(1)
Bonus	$114,000	(2)
2008 Bonus (Earned/Paid)	$114,000	(3)
2008 LTIP Cash	$250,000	(4)
Unused Vacation	$26,153	(5)
Cash Award	$225,000	(6)
Equity Awards
Unvested Restricted Stock	$229,842	(7)
Other Benefits
Welfare Benefits	$64,063	(8)
Company Car	$22,500	(9)
Outplacement	$—	(10)
Total	$1,554,558

(1)	Reflects base salary continuation with monthly installments of $33,333.33 paid from November 30, 2008 through January 30, 2010. With respect to these payments, the payments were suspended at the time the Company filed for bankruptcy on February 3, 2009. The payments resumed September 30, 2009 after the Company emerged from bankruptcy. The payments will now continue through August 31, 2010.
(2)	Reflects bonus continuation with monthly installments of $7,600 paid from December 30, 2008 through January 30, 2010. With respect to these payments, the payments were suspended at the time the Company filed for bankruptcy on February 3, 2009. The payments resumed September 30, 2009 after the Company emerged from bankruptcy. The payments will now continue through August 31, 2010.
(3)	Reflects MIP bonus earned in Fiscal 2008 and paid in December 2008.
(4)	Reflects cash-based LTIP award earned in Fiscal 2008 and paid in December 2008.
(5)	Reflects 17 days of unused vacation time paid in 2008.
(6)	Reflects additional cash award made to executive in accordance with such executive’s separation agreement.
(7)	Reflects the total market value of all unvested restricted stock at termination. The restricted stock will continue to vest in accordance with the vesting schedules set forth in the applicable award agreements. The value is calculated using the stock price at September 30, 2008 ($1.39 per share).
(8)	Reflects health and welfare benefit continuation over a 15 month period. Benefit plans include: medical and dental insurance, life insurance, supplemental executive life insurance, long-term disability insurance and supplemental long-term disability insurance.
(9)	The Company will continue to provide the executive’s car allowance of $1,500 per month until January 30, 2010. With respect to these payments, the payments were suspended at the time the Company filed for bankruptcy on February 3, 2009. The payments resumed September 30, 2009 after the Company emerged from bankruptcy. The payments will now continue through August 31, 2010.
(10)	Outplacement services were offered, for a period of six months, up to the amount shown. However, the Company incurred no cost for this obligation.

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

Upon the Company’s emergence from Chapter 11 of the Bankruptcy Code and pursuant to the Company’s Plan of Reorganization, all of the Company’s then-serving non-employee directors were replaced with the current non-employee directors of the Company.

For Fiscal 2009 prior to the Company’s emergence from Chapter 11 of the Bankruptcy Code, non-employee directors received an annual cash retainer of $100,000. The chair of the Audit Committee received an additional annual retainer of $10,000 and the chair of the Nominating and Corporate Governance Committee and the chair of the Compensation Committee received an additional annual retainer of $5,000. The non-employee chairman of the Board of Directors receives an additional annual retainer of $70,000. Directors also receive $1,500 for each Board of Directors meeting attended ($750 if they participated telephonically) and $1,500 for each committee meeting attended ($750 if they participated telephonically). The chairman receives an additional $1,000 for each Board of Directors meeting attended. Committee chairs receive an additional $1,000 per committee meeting attended.

In addition, prior to our emergence from Chapter 11 of the Bankruptcy Code, each fiscal year all directors other than the non-employee chairman of the Board of Directors received a stock grant equal to the lesser of 8,000 shares or that number of shares with a value at grant of $70,000 and the non-employee chairman of the Board of Directors received an annual stock grant equal to the lesser of 10,000 shares or that number of shares with a value at grant of $85,000. The shares vested one-third per year on the first three anniversary dates of the grant. Directors who are employees of the Company receive no additional compensation for their services as directors of the Company. Our current Board of Directors compensation plan does not provide for stock option awards, non-equity incentive plan compensation, pension or nonqualified deferred compensation. Upon the Company’s emergence from Chapter 11 of the Bankruptcy Code and pursuant to the Company’s Plan of Reorganization, all existing equity securities of the Company as of the Effective Date, including all shares then held by directors, were extinguished.

Following the Company’s emergence from Chapter 11 of the Bankruptcy Code, the Compensation Committee established a new compensation program for our non-employee directors. Non-employee directors now receive an annual cash retainer of $70,000 and an annual stock grant equal to that number of shares with a value at grant of $70,000. Restricted shares with respect to Fiscal 2010 were granted subsequent to the end of Fiscal 2009 and will vest on October 1, 2010. Directors who are employees of the Company receive no additional compensation for their services as directors of the Company.

The table set forth below, together with its footnotes, provides information regarding compensation paid to the Company’s Directors for Fiscal 2009.

Director Compensation Table

Name	Fees Earned Paid in Cash in FY 2009	Stock Awards ($) in FY 2009(1)	Total Compensation
John D. Bowlin(2)	$161,000	$38,336	$199,336
William P. Carmichael(2)	$117,250	$34,831	$152,081
John S. Lupo(2)	$104,250	$34,831	$139,081
Thomas R. Shepherd(2)	$114,000	$39,290	$153,290
Barbara S. Thomas(2)	$103,250	$34,831	$138,081
Kenneth C. Ambrecht(3)	$6,467	$0	$6,467
Eugene I. Davis(3)	$6,467	$0	$6,467
Marc S. Kirschner(3)	$6,467	$0	$6,467
Norman S. Matthews(3)	$6,467	$0	$6,467
Terry L. Polistina(3)	$6,467	$0	$6,467
Hugh R. Rovit(3)	$6,467	$0	$6,467

(1)	This column reflects the dollar amount recognized for financial statement reporting purposes for Fiscal 2009 in accordance with ASC 718. See Note 3(w), Stock Compensation, of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information as to the assumptions used in the valuation of these awards.
(2)	Each of Mr. Bowlin, Mr. Carmichael, Mr. Lupo, Mr. Shepherd and Ms. Thomas ceased being a director of the Company on August 28, 2009 in connection with the Company’s emergence from Chapter 11 of the Bankruptcy Code pursuant to the Company’s Plan of Reorganization.
(3)	Each of Mr. Ambrecht, Mr. Davis, Mr. Kirschner, Mr. Matthews, Mr. Polistina and Mr. Rovit commenced service as a director of the Company on August 28, 2009 in connection with the Company’s emergence from Chapter 11 of the Bankruptcy Code pursuant to the Company’s Plan of Reorganization. Fee amounts represent the $70,000 per year cash retainer pro-rated for the period from August 28, 2009 through September 30, 2009. This amount was paid subsequent to the end of Fiscal 2009. No shares were issued to these directors in connection with their service in Fiscal 2009.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Board of Directors is comprised of Kenneth C. Ambrecht, Eugene I. Davis, Norman S. Matthews and Hugh R. Rovit. No member of our Compensation Committee is currently or has been, at any time since our formation, one of our officers or employees. None of our executive officers serves a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows the number of shares of Spectrum Brands, Inc. common stock beneficially owned by (i) each named executive officer, (ii) each director, (iii) each person known to the Company to beneficially own more than 5% of the common stock and (iv) all directors and named executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Determinations as to the identity of 5% Shareholders and the number of shares beneficially owned, including shares which may be acquired by them within 60 days, is based upon filings with the SEC as indicated in the footnotes to the table below. Except as otherwise indicated, we believe, based on the information furnished or otherwise available to us, that each person or entity named in the table has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

The percentage of beneficial ownership set forth below is based upon 30,629,213 shares of common stock issued and outstanding as of the close of business on December 21, 2009. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options held by that person that are currently exercisable or exercisable within 60 days of December 21, 2009, are deemed outstanding. These shares are not, however, deemed outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Spectrum Brands, Inc., Six Concourse Parkway, Suite 3300, Atlanta, Georgia 30328.

Name and Address	Shares Beneficially Owned		Shares which may be acquired within 60 days(1)	Total	Percent
5% Shareholders
Harbinger Capital Partners 450 Park Avenue, 30th Floor New York, NY 10022	12,053,819	(2)	—	12,053,819	39.35%
Avenue Capital Management II, L.P. 535 Madison Avenue, 15th Floor New York, NY 10022	6,762,871	(3)	—	6,762,871	22.08%
D. E. Shaw Laminar Portfolios, L.L.C. 120 W. 45th Street, Tower 45, 39th Floor New York, NY 10036	4,201,138	(4)	—	4,201,138	13.72%

Directors and Named Executive Officers Serving at December 21, 2009
Kent J. Hussey	222,222		—	222,222	*
Anthony L. Genito	111,111		—	111,111	*
John A. Heil	111,111		—	111,111	*
David R. Lumley	166,667		—	166,667	*
Kenneth C. Ambrecht	3,017		—	3,017	*
Eugene I. Davis	3,017		—	3,017	*
Marc S. Kirschner	3,017		—	3,017	*
Hugh R. Rovit	3,017		—	3,017	*
Terry L. Polistina	3,017		—	3,017	*
Norman S. Matthews	3,017		—	3,017	*
All current directors and named executive officers of the Company as a group (10 persons)(5)	629,213		—	629,213	2.05%
Total	23,647,041		—	23,647,041	77.20%

*	Indicates less than 1% of the total number of outstanding shares of our Common Stock.

(1)	Reflects the number of shares issuable upon the exercise of options exercisable within 60 days of December 21, 2009.

(2)	Based on information set forth in a Schedule 13D that was filed with the SEC on September 8, 2009, as amended by Amendment No. 1 to the Schedule 13D that was filed with the SEC on October 19, 2009, in each case by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”); Harbinger Capital Partners LLC (“Harbinger LLC”), the investment manager of the Master Fund; Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Fund”); Harbinger Capital Partners Special Situations GP, LLC (“HCPSS”), the general partner of the Special Fund; Global Opportunities Breakaway Ltd. (the “Breakaway Fund”) ; Harbinger Capital Partners II LP (“HCP LP”), the investment manager of the Breakaway Fund; Harbinger Capital Partners II GP LLC (“HCP II GP”), the general partner of HCP II; Harbinger Holdings, LLC (“Harbinger Holdings”), the managing member of Harbinger LLC and HCPSS; and Philip Falcone, the managing member of HCP II GP and Harbinger Holdings and the portfolio manager of the Master Fund, the Special Fund and the Breakaway Fund (each of the Master Fund, Harbinger LLC, Special Fund, HCPSS, Breakaway Fund, HCP II, HCP II GP, Harbinger Holdings and Philip Falcone are collectively referred to “Harbinger Reporting Group”). The Harbinger Reporting Group beneficially owns 12,053,819 shares of the Common Stock.

As of the date of the amendment filing, the Master Fund may be deemed to be the beneficial owner of 8,708,252 shares of the Common Stock, constituting 29.0% of the Common Stock. The Master Fund has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 8,708,252 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 8,708,252 shares. The Master Fund specifically disclaims beneficial ownership in the shares of Common Stock except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date of the amendment filing, Harbinger LLC may be deemed to be the beneficial owner of 8,708,252 shares of Common Stock, constituting 29.0% of the Common Stock. Harbinger LLC has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 8,708,252 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to disposer direct the disposition of 8,708,252 shares. Harbinger LLC specifically disclaims beneficial ownership in the shares of Common Stock except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date of the amendment filing, the Special Fund may be deemed to be the beneficial owner of 1,891,717 shares of Common Stock, constituting 6.3% of the Common Stock outstanding. The Special Fund has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 1,891,717 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 1,891,717 shares. The Special Fund specifically disclaims beneficial ownership in the shares except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date of the amendment filing, HCPSS may be deemed to be the beneficial owner of 1,891,717 shares of Common Stock, constituting 6.3% of the Common Stock outstanding. HCPSS has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 1,891,717 shares; has sole power to disposer direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 1,891,717 shares. HCPSS specifically disclaims beneficial ownership in the shares except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date of the amendment filing, the Breakaway Fund may be deemed to be the beneficial owner of 1,453,850 shares of Common Stock, constituting 4.8% of the Common Stock outstanding. The Breakaway Fund has the sole power to vote or direct the vote of 0 Shares; has the shared power to vote or direct the vote of 1,453,850 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 1,453,850 shares. The Breakaway Fund specifically disclaims beneficial ownership in the shares except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date of the amendment filing, HCP II may be deemed to be the beneficial owner of 1,453,850 shares of Common Stock, constituting 4.8% of the Common Stock outstanding. HCP II has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 1,453,850 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 1,453,850 shares. HCP II specifically disclaims beneficial ownership in the shares except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date the amendment filing, HCP II GP may be deemed to be the beneficial owner of 1,453,850 shares of Common Stock, constituting 4.8% of the Common Stock outstanding. HCP II GP has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 1,453,850 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 1,453,850 shares. HCP II GP specifically disclaims beneficial ownership in the shares except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date of the amendment filing, Harbinger Holdings may be deemed to be the beneficial owner of 10,599,969 shares of Common Stock, constituting 35.34% of the Common Stock outstanding. Harbinger Holdings has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 10,599,969 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 10,599,969 shares. Harbinger Holdings specifically disclaims beneficial ownership in the shares except to the extent it actually exercises voting or dispositive power with respect to such shares.

As of the date of the amendment filing, Philip Falcone may be deemed to be the beneficial owner of 12,053,819 shares of Common Stock, constituting 40.2% of the Common Stock outstanding. Mr. Falcone has the sole power to vote or direct the vote of 0 shares; has the shared power to vote or direct the vote of 12,053,819 shares; has sole power to dispose or direct the disposition of 0 shares; and has shared power to dispose or direct the disposition of 12,053,819 shares. Mr. Falcone specifically disclaims beneficial ownership in the shares except to the extent it actually exercises voting or dispositive power with respect to such shares.

(3)	Based on information set forth in a Schedule 13D that was jointly filed with the SEC on September 8, 2009 by (i) Avenue Investments, L.P. (“Avenue Investments”), (ii) Avenue International Master, L.P. (“Avenue International Master”), (iii) Avenue International, Ltd. (“Avenue International”), sole limited partner of Avenue International Master, (iv) Avenue International Master GenPar, Ltd. (“Avenue International GenPar”), the general partner of Avenue International Master, (v) Avenue Partners, LLC (“Avenue Partners”), the general partner of Avenue Investments and the sole shareholder of Avenue International GenPar, (vi) Avenue CDP Global Opportunities Fund, L.P. (“CDP Global”), (vii) Avenue Global Opportunities Fund GenPar, LLC (“CDP Global GenPar”), the general partner of CDP Global, (viii) Avenue Special Situations Fund IV, L.P. (“Avenue Fund IV”), (ix) Avenue Capital Partners IV, LLC (“Avenue Capital IV”), general partner of Avenue Fund IV, (x) GL Partners IV, LLC (“GL IV”), managing member of Avenue Capital IV, (xi) Avenue Special Situations Fund V, L.P. (“Avenue Fund V”), (xii) Avenue Capital Partners V, LLC (“Avenue Capital V”), the general partner of Avenue Fund V, (xiii) GL Partners V, LLC (“GL V”), the managing member of Avenue Capital V, (xiv) Avenue Capital Management II, L.P. (“Avenue Capital II”), the investment advisor to Avenue Investments, Avenue International Master, CDP Global, Avenue Fund IV and Avenue Fund V (collectively, the “Funds”), (xv) Avenue Capital Management II GenPar, LLC (“GenPar”), the general partner of Avenue Capital II, and (xvi) Marc Lasry, the managing member of Avenue International GenPar, Avenue Partners, CDP Global GenPar, GL IV, GL V and GenPar, with respect to the Common Stock held by the Funds.

The persons identified in (i) through (xvi) above are referred to as the “Avenue Reporting Persons.” The Avenue Reporting Persons beneficially own 6,762,871 shares of the Common Stock.

The Funds have the sole power to vote and dispose of the shares of Common Stock held by them reported in the Schedule 13D. Avenue International, Avenue International GenPar, Avenue Partners, CDP Global GenPar, Avenue Capital IV, GL IV, Avenue Capital V, GL V, Avenue Capital II, GenPar and Marc Lasry have the shared power to vote and dispose of the shares of Common Stock held by the Funds reported in the Schedule 13D.

(4)	Based on information set forth in a Schedule 13G that was filed with the SEC on September 8, 2009 by D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”). D. E. Shaw & Co., L.P., as investment adviser, has voting and investment control over the shares of Common Stock beneficially owned by Laminar. Anne Dinning, Julius Gaudio, Lou Salkind, Maximilian Stone, and Eric Wepsic, or their designees, exercise voting and investment control over such shares on D. E. Shaw & Co., L.P.’s behalf.

(5)	Pursuant to and by operation of the Plan, on August 28, 2009, all of the Company’s then existing equity securities, including the existing common stock and stock options were extinguished and deemed cancelled, including the shares of Common Stock held by the Company’s officers and directors.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of September 30, 2009:

Plan category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	Not Applicable	None
Equity compensation plans not approved by security holders	None	Not Applicable	3,333,333	(1)

Total	None	Not Applicable	3,333,333

(1)	These securities have been reserved for issuance under the Spectrum Brands, Inc. 2009 Incentive Plan (the “2009 Incentive Plan”), which was approved in the Bankruptcy Cases by holders of allowed claims with respect to Old Spectrum’s then outstanding senior subordinated notes and by the Bankruptcy Court and ratified on the Effective Date by the Company’s post-emergence Board of Directors. The material features of the 2009 Incentive Plan are described in the Current Report on Form 8-K filed with the SEC on August 31, 2009, which description is incorporated into this Annual Report on Form 10-K by reference. This description is qualified in its entirety by reference to the full text of the 2009 Incentive Plan, a copy of which is referenced as Exhibit 10.37 to this Annual Report on Form 10-K and incorporated herein by reference. As of December 21, 2009, Spectrum Brands, Inc. has issued 629,213 shares of its common stock under the 2009 Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review, approval or ratification of transactions with related persons

Our policies and procedures for review and approval of related-person transactions appear in our Code of Ethics for our Principal Executive Officer and Senior Financial Officers and our Code of Business Conduct and Ethics, each of which is posted on our website.

All of our executive officers, directors and employees are required to disclose to our General Counsel all transactions which involve any actual, potential or suspected activity or personal interest that creates or appears to create a conflict between our interests and the interests of the executive officer, director or employee. In cases involving executive officers, directors or senior-level management, our General Counsel will investigate the proposed transaction for potential conflicts of interest and then refer the matter to our Audit Committee to make a full review and determination. In cases involving other employees, our General Counsel, in conjunction with the employee’s regional supervisor and our Vice President of Internal Audit, will review the proposed transaction. If they determine that no conflict of interest will result from engaging in the proposed transaction, then they will refer the matter to our Chief Executive Officer for final approval.

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

Transactions with related persons

On February 3, 2009, Spectrum Brands announced that it reached agreements with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) and Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (collectively, the “Avenue Parties”), which, as of that date, in the aggregate, represented approximately 70% of the face value of Spectrum Brands’ outstanding public senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce the Spectrum Brands’ then outstanding debt. Also on February 3, 2009, each of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P, Laminar and the Avenue Parties holding Spectrum Brands’ then outstanding senior subordinated notes agreed, pursuant to a support agreement and upon the terms and subject to the conditions in the agreement, to support the plan of reorganization as proposed and, upon receipt of a Bankruptcy Court approved disclosure statement and when properly solicited to do so, to vote all of their respective claims under the notes in favor of the plan. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations –“Introduction” for a further description of the Bankruptcy Cases.

Pursuant to the Plan, as of the Effective Date, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P and Global Opportunities Breakaway Ltd. (collectively, the “Harbinger Parties”), Laminar and the Avenue Parties were issued shares of common stock of reorganized Spectrum Brands, Inc. and became holders of the 12% Notes.

Pursuant to the Plan and in connection with our Chapter 11 reorganization, Spectrum Brands, Inc. converted from a Wisconsin corporation into a Delaware corporation and adopted a new certificate of incorporation and bylaws. The terms of the certificate of incorporation and bylaws were negotiated with certain representatives of the Harbinger Parties, Laminar and the Avenue Parties in the context of the reorganization and in consideration for the support of the Plan of each of the Harbinger Parties, Laminar and the Avenue Parties holding Spectrum Brands’ then existing senior subordinated notes. The certificate of incorporation and bylaws are referenced as Exhibit 3.1 and Exhibit 3.2, respectively, to this Annual Report on Form 10-K.

In addition, also pursuant to the Plan, each of the Harbinger Parties, Laminar and the Avenue Parties designated certain persons who were approved by Spectrum Brands’ then existing directors and the Bankruptcy Court and, pursuant to the Plan and effective as of the Effective Date, were appointed together with Kent J. Hussey as directors of Spectrum Brands. These individuals continue to serve as the directors of Spectrum Brands.

Also in connection with our Chapter 11 reorganization, as of the Effective Date, Spectrum Brands entered into certain agreements with each of the Harbinger Parties, Laminar and the Avenue Parties governing various relationships between us and such parties as holders of our securities. These agreements include:

•

a registration rights agreement with respect to common stock of reorganized Spectrum Brands, Inc., other securities in respect of the common stock and other equity of reorganized Spectrum Brands, Inc.; and

•	a registration rights agreement with respect to the 12% Notes.

The terms of each of these agreements were negotiated in the context of our Chapter 11 reorganization and in consideration for the support of each of the Harbinger Parties, Laminar and the Avenue Parties of the Plan. The agreements are referenced as Exhibit 4.3 and Exhibit 4.2, respectively, to this Annual Report on Form 10-K.

Director Independence

Our common stock does not trade on any national securities exchange or any inter-dealer quotation system which has requirements as to the independence of directors. However, our Board of Directors has adopted the definition of “independent director” set forth under Section 303A.02 of the New York Stock Exchange Listed Company Manual and Section 10A (m)(3) of the Exchange Act to assist it in making determinations of independence. Our Board of Directors has affirmatively determined that none of the following directors has a material relationship with the Company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company): Kenneth C. Ambrecht, Eugene I. Davis, Marc S. Kirschner, Norman S. Matthews, Terry L. Polistina and Hugh R. Rovit, who are directors as of the date of this report. The Board of Directors also has determined that the current directors referred to above currently meet the definition of “independent director” described above and qualify as independent. In addition, as of April 29, 2009, our Board of Directors had determined that each of the following former directors of Spectrum Brands, Inc. were independent: John D. Bowlin, William P. Carmichael, John S. Lupo, Thomas R. Shepherd, and Barbara S. Thomas.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees KPMG LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years (in millions):

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2009	$6.3	$0.1	$—	$—
2008	$4.9	$0.8	$—	$—

In the above table, in accordance with the SEC’s definitions and rules, “Audit Fees” are fees we paid KPMG LLP for professional services for the audit of our consolidated financial statements included in our Form 10-K and the review of our financial statements included in Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements, such as statutory audits required for certain of our foreign subsidiaries. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. During Fiscal 2008, such amounts primarily related to the carve out audits of various businesses. “Tax Fees” are fees for tax compliance, tax advice and tax planning, and for both Fiscal 2009 and Fiscal 2008 such fees were attributable to services for tax-compliance assistance and tax advice. “All Other Fees” are fees, if any, for any services not included in the first three categories.

Pre-Approval of Independent Auditor Services and Fees

The Audit Committee pre-approved the Fiscal 2009 audit services engagement performed by KPMG LLP. In accordance with the Audit Committee’s Pre-Approval Policy, the Audit Committee has pre-approved other specified audit, non-audit, tax and other services, provided that the fees incurred by KPMG LLP in connection with any individual non-due diligence engagement do not exceed $200,000 in any 12-month period. The Audit Committee must approve on an engagement by engagement basis any individual non-due diligence engagement in excess of $200,000 in any 12-month period or any individual engagement to perform due diligence services pertaining to potential business acquisitions/dispositions and other transactions and events in excess of $1,000,000 in any 12-month period. The Audit Committee has delegated to its Chairman the authority to pre-approve any other specific audit or specific non-audit service which was not previously pre-approved by the Audit Committee, provided that any decision of the Chairman to pre-approve other audit or non-audit services shall be presented to the Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Spectrum Brands, Inc.:

We have audited the accompanying consolidated statements of financial position of Spectrum Brands, Inc. and subsidiaries (the Company) as of September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company), and the related consolidated statements of operations, shareholders’ equity (deficit) and comprehensive income (loss), and cash flows for the period August 31, 2009 to September 30, 2009 (Successor Company), the period October 1, 2008 to August 30, 2009, and the years ended September 30, 2008 and 2007 (Predecessor Company). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spectrum Brands, Inc. and subsidiaries as of September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company) and the results of their operations and their cash flows for the period August 31, 2009 to September 30, 2009 (Successor Company), the period October 1, 2008 to August 30, 2009, and the years ended September 30, 2008 and 2007 (Predecessor Company) in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on February 3, 2009. The Company’s plan of reorganization became effective and the Company emerged from bankruptcy protection on August 28, 2009. In connection with their emergence from bankruptcy, the Successor Company Spectrum Brands, Inc. adopted fresh-start reporting in conformity with ASC Topic 852, “Reorganizations” formerly American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code”, effective as of August 30, 2009. Accordingly, the Successor Company’s consolidated financial statements prior to August 30, 2009 are not comparable to its consolidated financial statements for periods on or after August 30, 2009.

As discussed in Note 11 to the consolidated financial statements, effective September 30, 2007, the Company changed their method of accounting for defined benefit pension and other postretirement plans due to the adoption of the recognition and disclosure provisions of ASC 715, “Compensation—Retirement Benefits” formerly FAS 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”. Also discussed in Note 11 to the consolidated financial statements, effective September 30, 2009, the Company adopted the measurement date provision of ASC 715.

/s/ KPMG LLP

Atlanta, Georgia

December 29, 2009

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Position

September 30, 2009 and 2008

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$97,800	$104,773
Receivables:
Trade accounts receivable, net of allowances of $1,011 and $18,102, respectively	274,483	353,949
Other	24,968	40,756
Inventories	341,505	383,260
Deferred income taxes	28,137	13,957
Assets held for sale	11,870	7,452
Prepaid expenses and other	39,973	49,450

Total current assets	818,736	953,597
Property, plant and equipment, net	212,361	234,805
Deferred charges and other	34,934	44,129
Goodwill	483,348	235,468
Intangible assets, net	1,461,945	742,809
Debt issuance costs	9,422	36,671

Total assets	$3,020,746	$2,247,479

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term debt	$53,578	$48,637
Accounts payable	186,235	278,126
Accrued liabilities:
Wages and benefits	88,443	72,299
Income taxes payable	21,950	10,272
Restructuring and related charges	26,203	34,559
Accrued interest	8,678	50,514
Other	109,981	87,672

Total current liabilities	495,068	582,079
Long-term debt, net of current maturities	1,529,957	2,474,782
Employee benefit obligations, net of current portion	55,855	47,694
Deferred income taxes	227,498	114,674
Other	51,489	55,488

Total liabilities	2,359,867	3,274,717
Commitments and contingencies
Shareholders’ deficit:
New Common Stock (as of September 30, 2009), $.01 par value, authorized 150,000 shares; issued 30,000 shares; outstanding 30,000 shares.
Old Common stock (as of September 30, 2008), $.01 par value, authorized 150,000 shares; issued 69,202 shares; outstanding 52,775 shares	300	692
Additional paid-in capital	724,796	674,370
Accumulated deficit	(70,785)	(1,694,915)
Accumulated other comprehensive income	6,568	69,445

	660,879	(950,408)
Less treasury stock, at cost, 0 and 16,297 shares, respectively	—	(76,830)

Total shareholders’ equity (deficit)	660,879	(1,027,238)

Total liabilities and shareholders’ equity (deficit)	$3,020,746	$2,247,479

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Successor Company	Predecessor Company
			Year Ended September 30,
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Net sales	$219,888	$2,010,648	$2,426,571	$2,332,676
Cost of goods sold	155,310	1,245,640	1,489,971	1,424,710
Restructuring and related charges	178	13,189	16,499	31,315

Gross profit	64,400	751,819	920,101	876,651
Operating expenses:
Selling	39,136	363,106	506,365	510,242
General and administrative	20,578	145,235	188,934	162,251
Research and development	3,027	21,391	25,315	26,816
Restructuring and related charges	1,551	30,891	22,838	66,711
Goodwill and intangibles impairment	—	34,391	861,234	362,452

	64,292	595,014	1,604,686	1,128,472

Operating income (loss)	108	156,805	(684,585)	(251,821)
Interest expense	16,962	172,940	229,013	255,765
Other (income) expense, net	(816)	3,320	1,220	(331)

Loss from continuing operations before reorganization items and income taxes	(16,038)	(19,455)	(914,818)	(507,255)
Reorganization items expense (income), net	3,962	(1,142,809)	—	—

(Loss) income from continuing operations before income taxes	(20,000)	1,123,354	(914,818)	(507,255)
Income tax expense (benefit)	51,193	22,611	(9,460)	55,769

(Loss) income from continuing operations	(71,193)	1,100,743	(905,358)	(563,024)
Income (loss) from discontinued operations, net of tax	408	(86,802)	(26,187)	(33,689)

Net (loss) income	$(70,785)	$1,013,941	$(931,545)	$(596,713)

Basic net (loss) income per common share:
(Loss) income from continuing operations	$(2.37)	$21.45	$(17.78)	$(11.06)
Income (loss) from discontinued operations	0.01	(1.69)	(0.51)	(0.66)

Net (loss) income	$(2.36)	$19.76	$(18.29)	$(11.72)

Weighted average shares of common stock outstanding	30,000	51,306	50,921	50,909
Diluted net (loss) income per common share:
(Loss) income from continuing operations	$(2.37)	$21.45	$(17.78)	$(11.06)
Income (loss) from discontinued operations	0.01	(1.69)	(0.51)	(0.66)

Net (loss) income	$(2.36)	$19.76	$(18.29)	$(11.72)

Weighted average shares of common stock and equivalents outstanding	30,000	51,306	50,921	50,909

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of tax	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2006, Predecessor Company	51,491	$674	$651,644	$(166,657)	$39,639	$(73,083)	$452,217
Net loss	—	—	—	(596,713)	—	—	(596,713)
Adjustment of additional minimum pension liability	—	—	—	—	5,954	—	5,954
Valuation allowance adjustment	—	—	—	—	(4,938)	—	(4,938)
Translation adjustment	—	—	—	—	44,489	—	44,489
Other unrealized gains and losses	—	—	—	—	(17,580)	—	(17,580)

Comprehensive loss							(568,788)
Adoption of FAS 158, net of tax	—	—	—	—	(1,900)	—	(1,900)
Issuance of restricted stock	1,689	15	(15)	—	—	—	—
Forfeiture of restricted stock	(199)	—	—	—	—	—	—
Exercise of stock options	149	1	690	—	—	—	691
Stock option expense	—	—	115	—	—	—	115
Adjustment for tax benefit realized	—	—	(4,374)	—	—	—	(4,374)
Treasury shares surrendered	(365)	—	—	—	—	(3,003)	(3,003)
Amortization of unearned compensation	—	—	21,214	—	—	—	21,214

Balances at September 30, 2007, Predecessor Company	52,765	$690	$669,274	$(763,370)	$65,664	$(76,086)	$(103,828)
Net loss	—	—	—	(931,545)	—	—	(931,545)
Adjustment of additional minimum pension liability	—	—	—	—	2,459	—	2,459
Valuation allowance adjustment	—	—	—	—	(4,060)	—	(4,060)
Translation adjustment	—	—	—	—	5,236	—	5,236
Other unrealized gains and losses	—	—	—	—	146	—	146

Comprehensive loss							(927,764)
Issuance of restricted stock	408	4	(4)	—	—	—	—
Forfeiture of restricted stock	(268)	(2)	2	—	—	—	—
Treasury shares surrendered	(130)	—	—	—	—	(744)	(744)
Amortization of unearned compensation	—	—	5,098	—	—	—	5,098

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss)-Continued

(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income, net of tax	Treasury Stock	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balances at September 30, 2008, Predecessor Company	52,775	$692	$674,370	$(1,694,915)	$69,445	$(76,830)	$(1,027,238)
Net income	—	—	—	1,013,941	—	—	1,013,941
Adjustment of additional minimum pension liability	—	—	—	—	(1,160)	—	(1,160)
Valuation allowance adjustment	—	—	—	—	5,104	—	5,104
Translation adjustment	—	—	—	—	(2,650)	—	(2,650)
Other unrealized gains and losses	—	—	—	—	9,817	—	9,817

Comprehensive income							1,025,088
Issuance of restricted stock	230	(1)	1	—	—	—	—
Forfeiture of restricted stock	(82)	—	—	—	—	—	—
Treasury shares surrendered	(185)	—	—	—	—	(61)	(61)
Amortization of unearned compensation	—	—	2,636	—	—	—	2,636
Cancellation of Predecessor Company common stock	(52,738)	(691)	(677,007)	—	—	76,891	(600,807)
Elimination of Predecessor Company accumulated deficit and accumulated other comprehensive income	—	—	—	680,974	(80,556)	—	600,418
Issuance of new common stock in connection with emergence from Chapter 11 of the Bankruptcy Code	30,000	300	724,796	—	—	—	725,096

Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096

Balances at August 30, 2009, Successor Company	30,000	$300	$724,796	$—	$—	$—	$725,096
Net loss	—	—	—	(70,785)	—	—	(70,785)
Adjustment of additional minimum pension liability	—	—	—	—	576	—	576
Valuation allowance adjustment	—	—	—	—	(755)	—	(755)
Translation adjustment	—	—	—	—	5,896	—	5,896
Other unrealized gains and losses	—	—	—	—	851	—	851

Comprehensive loss							(64,217)

Balances at September 30, 2009, Successor Company	30,000	$300	$724,796	$(70,785)	$6,568	$—	$660,879

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	Years Ended September 30,
			2008	2007
Cash flows from operating activities:
Net (loss) income	$(70,785)	$1,013,941	$(931,545)	$(596,713)
Income (loss) from discontinued operations	408	(86,802)	(26,187)	(33,689)

(Loss) income from continuing operations	(71,193)	1,100,743	(905,358)	(563,024)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,158	36,745	52,236	42,365
Amortization of intangibles	3,513	19,099	27,687	13,846
Amortization of debt issuance costs	314	13,338	8,387	11,855
Amortization of unearned restricted stock compensation	—	2,636	5,098	21,214
Impairment of goodwill and intangibles	—	34,391	861,234	362,452
Non cash goodwill adjustment due to release of valuation allowance	47,443	—	—	—
Fresh-start reporting adjustments	—	(1,087,566)	—	—
Gain on cancelation of debt	—	(146,555)	—	—
Administrative related reorganization items	3,962	91,312	—	—
Deferred income taxes	3,498	22,046	(37,237)	57,145
Writeoff of debt issuance costs	—	2,358	—	24,576
Non-cash restructuring and related charges	1,299	28,368	29,726	62,408
Non-cash debt accretion	2,861	—	—	—
Changes in assets and liabilities:
Accounts receivable	5,699	68,203	8,655	(41,485)
Inventories	48,995	9,004	12,086	31,350
Prepaid expenses and other current assets	1,256	5,131	13,738	(14,418)
Accounts payable and accrued liabilities	22,438	(80,463)	(62,165)	(5,641)
Other assets and liabilities	(6,565)	(88,996)	(18,990)	(30,440)

Net cash provided (used) by operating activities of continuing operations	68,678	29,794	(4,903)	(27,797)
Net cash provided (used) by operating activities of discontinued operations	6,273	(28,187)	(5,259)	(4,832)

Net cash provided (used) by operating activities	74,951	1,607	(10,162)	(32,629)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,718)	(8,066)	(18,928)	(23,177)
Proceeds from sale of property, plant and equipment	71	379	285	1,572
Payments for acquisitions, net of cash acquired	—	(8,460)	—	—

Net cash used by investing activities of continuing operations	(2,647)	(16,147)	(18,643)	(21,605)
Net cash (used) provided by investing activities of discontinued operations	—	(855)	12,376	(1,477)

Net cash used by investing activities	(2,647)	(17,002)	(6,267)	(23,082)
Cash flows from financing activities:
Reduction of debt	(4,603)	(40,583)	(425,073)	(2,037,278)
Proceeds from debt financing	—	—	477,759	2,176,623
Debt issuance costs	(287)	(17,199)	(152)	(43,969)
Proceeds from Revolving Credit Facility	—	149,195	—	—
Payments on Revolving Credit Facility	—	(229,195)	—	—
Proceeds from DIP Revolving Credit Facility	—	854,341	—	—
Payments on DIP Revolving Credit Facility	—	(854,341)	—	—
Proceeds from ABL Revolving Credit Facility	57,800	65,000	—	—
Payments on ABL Revolving Credit Facility	(89,575)	—	—	—
Proceeds from supplemental loan	—	90,000	—	—
Payments on supplemental loan	—	(45,000)	—	—
Proceeds from exercise of stock options	—	—	—	655
Stock option income tax benefit	—	—	—	37
Treasury stock purchases	—	(61)	(744)	(3,003)

Net cash (used) provided by financing activities	(36,665)	(27,843)	51,790	93,065
Effect of exchange rate changes on cash and cash equivalents	1,002	(376)	(441)	4,069

Net increase (decrease) in cash and cash equivalents	36,641	(43,614)	34,920	41,423
Cash and cash equivalents, beginning of period	61,159	104,773	69,853	28,430

Cash and cash equivalents, end of period	$97,800	$61,159	$104,773	$69,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,828	$158,380	$227,290	$200,635
Cash paid for income taxes, net	1,336	18,768	16,999	20,596

See accompanying notes to consolidated financial statements.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(1) Description of Business

Spectrum Brands, Inc., a Wisconsin corporation, and each of its wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”) on February 3, 2009. On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. As of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, Spectrum Brands, Inc. converted from a Wisconsin corporation to a Delaware corporation.

Unless the context indicates otherwise, Spectrum Brands, Inc. is used interchangeably in this Annual Report on Form 10-K to refer both to the Delaware corporation and its Wisconsin predecessor, and the terms the “Company,” “Spectrum,” “Spectrum Brands,” are used to refer to Spectrum Brands, Inc. and its subsidiaries both before and after the Effective Date. The term “Predecessor Company” refers only to Spectrum Brands, Inc., the Company’s Wisconsin predecessor, and its subsidiaries prior to the Effective Date and the term “Successor Company” refers only to Spectrum Brands, Inc, the Delaware successor, and its subsidiaries subsequent to the Effective Date.

Prior to and including August 30, 2009, all operations of the business resulted from the operations of the Predecessor Company. All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009, (the “Fresh-Start Adoption Date”) for recording fresh-start reporting. As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s Consolidated Statement of Financial Position as of the Fresh-Start Adoption Date, and all operations beginning August 31, 2009, are related to the Successor Company.

The Company and its subsidiaries is a global branded consumer products company with positions in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control.

The Company manages its business in three reportable segments: (i) Global Batteries & Personal Care, which consists of the Company’s worldwide battery, shaving and grooming, personal care and portable lighting business (“Global Batteries & Personal Care”); (ii) Global Pet Supplies, which consists of the Company’s worldwide pet supplies business (“Global Pet Supplies”); and (iii) Home and Garden Business, which consists of the Company’s lawn and garden and insect control businesses (the “Home and Garden Business”).

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and repellents in North America. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe, China and Latin America.

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

In the third quarter of the Predecessor Company’s fiscal year ended September 30, 2006, the Predecessor Company engaged advisors to assist it in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of the Predecessor Company’s fiscal year ended September 30, 2007 the Predecessor Company approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of U.S. and Canadian divisions and was engaged in the manufacturing and marketing of lawn and garden and insect control products as well as growing media products. As a result, the Predecessor Company designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations. On November 1, 2007, the Predecessor Company sold the Canadian division of the Home and Garden Business. See Note 10, Discontinued Operations, for further details on the sale of the Canadian division of the Home and Garden Business.

During the second quarter of the Predecessor Company’s fiscal year ended September 30, 2008 the Predecessor Company determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements under U.S. generally accepted accounting principles (“GAAP”), necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, the Predecessor Company reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as a continuing operation. Accordingly, the presentation herein of the results of continuing operations includes the Home and Garden Business, without the Canadian division which, as indicated above, was sold on November 1, 2007, for all periods presented.

On May 20, 2008, the Predecessor Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton Inc. (“Salton”) and Applica Pet Products LLC (“Applica”), each controlled affiliates of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P. The agreement was subject to a number of closing conditions, including, without limitation, consent of the Predecessor Company’s lenders under its senior credit facilities. The Predecessor Company was unable to obtain the consent of the lenders under its senior credit facilities, and, on July 13, 2008, the Predecessor Company entered into a termination agreement with Salton and Applica to mutually terminate the definitive agreement. Pursuant to the termination agreement, as a condition to the termination, the Predecessor Company paid Salton and Applica $3,000 as a reimbursement of expenses.

In November 2008, the Predecessor Company’s board of directors committed to the shutdown of the growing products portion of the Home and Garden Business, which includes fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands of the growing product portion of the Home and Garden Business for the Predecessor Company’s fiscal year ended September 30, 2009 (“Fiscal 2009”). The Company believes the shutdown is consistent with what the Company has done in other areas of its business to eliminate unprofitable products from its portfolio. During the second quarter of Fiscal 2009, the Predecessor Company completed the shutdown of the growing products portion of the Home and Garden Business. See Note 10, Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business.

On December 15, 2008, the Predecessor Company was notified that the Predecessor Company’s common stock would be suspended from trading on the New York Stock Exchange (the “NYSE”) prior to the opening of

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the market on December 22, 2008. The Predecessor Company was advised that the decision to suspend the Predecessor Company’s common stock was reached in view of the fact that the Predecessor Company had recently fallen below the NYSE’s continued listing standard regarding average global market capitalization over a consecutive 30 trading day period of not less than $25,000, the minimum threshold for listing on the NYSE. The Predecessor Company’s common stock was delisted from the NYSE effective January 23, 2009.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard in preparing the accompanying Consolidated Financial Statements for the period ended September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105: “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on our financial position, results of operations or cash flows.

(2) Voluntary Reorganization Under Chapter 11

On February 3, 2009, the Predecessor Company announced that it had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of the Company’s then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce the Predecessor Company’s outstanding debt. On the same day, the Debtors filed voluntary petitions under Chapter 11 of the Bankruptcy Code, in the Bankruptcy Court (the “Bankruptcy Filing”) and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”).

Confirmation of the Proposed Plan

The Proposed Plan provided for, among other things, reinstatement of the Predecessor Company’s senior secured term credit facility under Section 1124 of the Bankruptcy Code. The agent under the senior secured term credit facility on behalf of the senior secured term lenders had challenged the Proposed Plan and alleged that the Proposed Plan did not leave the rights of the term lenders under the senior secured term credit facility unimpaired and therefore did not reinstate the senior secured term credit facility claims without alteration. Amended versions of the original Proposed Plan were filed with the Bankruptcy Court in advance of the hearing to consider confirmation of such plan.

The confirmation hearing commenced on June 15, 2009. At the confirmation hearing the agent under the senior secured term credit facility presented its objection to the amended version of the Proposed Plan. Additional objections to such plan were presented by the Official Committee of Equity Security Holders (the “Equity Committee”), which objections centered around assertions that the Proposed Plan, as amended, placed too low a valuation on the reorganized Debtors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

On June 24, 2009, during the pendency of such hearing, the Predecessor Company publicly disclosed that it had reached a settlement (the “Settlement”) with the senior term lenders under its senior secured term credit facility agreement and amended the Proposed Plan to reflect the terms of the Settlement. The Bankruptcy Court thereafter overruled the Equity Committee’s objections to the Proposed Plan, as amended, and on June 25, 2009, approved such plan on the record at the conclusion of the confirmation hearing. The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

Equity Committee Appeal

The Equity Committee, which represented the interests of the Debtors’ pre-petition equity holders whose equity interests were cancelled pursuant to the terms of the Plan, filed a notice of appeal of the Confirmation Order on July 15, 2009. On July 16, 2009, the Equity Committee filed a motion (“Stay Motion”) to stay the Confirmation Order pending appeal in the District Court in the United States District Court for the Western District of Texas (“District Court”) (Case No. 09-CV-0576). On July 23, 2009, the District Court concluded that the Equity Committee had not carried its burden of proof and denied the Stay Motion (“Order Denying Stay”). On July 27, 2009, the Equity Committee filed in the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) an emergency motion for an expedited appeal of the Order Denying Stay and an emergency motion for stay pending appeal. The Fifth Circuit denied the Equity Committee’s emergency motion for stay pending appeal on August 19, 2009. Because the District Court and the Fifth Circuit denied the stay motions pending before them, the Plan became effective on August 28, 2009. After the Effective Date, the Equity Committee moved to withdraw its appeal of the Order Denying Stay in the Fifth Circuit. The Fifth Circuit entered an order dismissing the appeal on September 11, 2009. On September 21, 2009, the Equity Committee moved to withdraw its appeal of the Confirmation Order. The District Court granted the motion on September 23, 2009 and dismissed the Equity Committee’s appeal without prejudice.

Plan Effective Date

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Predecessor Company’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Spectrum Brands filed a certificate of incorporation authorizing new shares of the common stock. Pursuant to and in accordance with the Plan, on the Effective Date, Successor Company issued a total of 27,030 shares of common stock to holders of allowed claims with respect to Predecessor Company’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). Also on the Effective Date, Successor Company issued a total of 2,970 shares of common stock to supplemental and sub-supplemental debtor-in-possession facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility. The common stock is currently quoted on the over-the-counter (“OTC”) Bulletin Board and the Pink Sheet Electronic Quotation Service.

On the Effective Date, pursuant to the Plan, the Company entered into Amendment No. 1 to the senior secured term credit facility agreement reflecting the terms of the Settlement as authorized by the Confirmation Order, including a new covenant restricting the Company from paying cash interest on its 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) until the date that is 18 months from the Effective Date, or February 28, 2011. In addition, on the Effective Date, the Company entered

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

into Amendment No. 2 to the senior secured term credit facility agreement to give effect to certain technical amendments to the senior secured term credit facility agreement. (See also Note 8, Debt, for a more complete discussion of the amendments.)

In order to consummate the Plan, the Debtors obtained a $242,000 asset-based exit loan facility pursuant to a credit agreement among the Debtors, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto.

Accounting for Reorganization

Subsequent to the date of the Bankruptcy Filing (the “Petition Date”), the Company’s financial statements are prepared in accordance with ASC Topic 852, “Reorganizations,” formerly the American Institute of Certified Public Accountants’ Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“ASC 852”). ASC 852 does not change the application of GAAP in the preparation of the Company’s consolidated financial statements. However, ASC 852 does require that financial statements, for periods including and subsequent to the filing of a Chapter 11 petition, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In accordance with ASC 852 the Company has done the following:

•

On the four column consolidated statement of financial position as of August 30, 2009, which is included in this Note 2, Voluntary Reorganization Under Chapter 11, separated liabilities that are subject to compromise from liabilities that are not subject to compromise;

•	On the accompanying Consolidated Statements of Operations, distinguished transactions and events that are directly associated with the reorganization from the ongoing operations of the business;

•

On the accompanying Consolidated Statements of Cash Flows, separately disclosed Reorganization items expense (income), net, consisting of the following: (i) Fresh-start reporting adjustments; (ii) Gain on cancelation of debt; and (iii) Administrative related reorganization items;

•	Ceased accruing interest on the Predecessor Company’s then outstanding senior subordinated notes; and

•

Presented Consolidating Financial Statements of entities not in Chapter 11 proceedings in Note 17, Consolidating Financial Statements. These Consolidating Financial Statements of the Company’s entities not in Chapter 11 proceedings have been prepared on the same basis as the Company’s accompanying Consolidated Financial Statements.

Liabilities Subject to Compromise

Liabilities subject to compromise refer to known liabilities incurred prior to the Bankruptcy Filing by those entities that filed for Chapter 11 bankruptcy. These liabilities are considered by the Bankruptcy Court to be pre-petition claims. However, liabilities subject to compromise exclude pre-petition claims for which the Company has received the Bankruptcy Court’s approval to pay, such as claims related to active employees and retirees and claims related to certain critical service vendors. Liabilities subject to compromise are subject to future adjustments that may result from negotiations, actions by the Bankruptcy Court and developments with respect to disputed claims or matters arising out of the proof of claims process whereby a creditor may prove that the amount of a claim differs from the amount that the Company has recorded.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Since the Petition Date, and in accordance with ASC 852, the Company ceased accruing interest on its senior subordinated notes, as such debt and interest would be an allowed claim by the Bankruptcy Court. The Predecessor Company’s contractual interest on the Senior Subordinated Notes in excess of reported interest was approximately $55,654 for the eleven month period ended August 30, 2009.

Liabilities subject to compromise as of August 30, 2009 for the Predecessor Company were as follows:

	August 30, 2009
Senior Subordinated Notes	$1,049,885
Accrued interest on Senior Subordinated Notes	40,497
Other accrued liabilities	15,580	(A)

Predecessor Company Balance	$1,105,962
Effects of Plan	(1,105,962)

Successor Company Balance	$—

(A)	As discussed below in the four column consolidated statement of financial position as of August 30, 2009 “Effects of Plan Adjustments,” note (f), the $15,500 relates to rejected lease obligations that are to be paid by the Successor Company in subsequent periods.

Reorganization Items

In accordance with ASC 852, Reorganization items expense (income), net, are presented separately in the accompanying Consolidated Statements of Operations and represent expenses, income, gains and losses that the Company has identified as directly relating to the Bankruptcy Cases. As required by ASC 852, the Company recorded the pre-petition debt instruments at the allowed claim amount as defined in the Proposed Plan. Accordingly, the Predecessor Company accelerated the amortization of the deferred debt issuance costs associated with the Senior Subordinated Notes and recorded a non-cash charge of $10,668 during the second quarter ended March 29, 2009 to Reorganization items expense (income), net. Reorganization items expense (income), net, for the eleven month period ended August 30, 2009 are summarized as follows:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009
Legal and professional fees	$3,962	$74,624
Deferred financing costs	—	10,668
Provision for rejected leases	—	6,020

Administrative related reorganization items	$3,962	$91,312
Gain on cancellation of debt	—	(146,555)
Fresh-start reporting adjustments	—	(1,087,566)

Reorganization items expense (income), net	$3,962	$(1,142,809)

Fresh-Start Reporting

The Company, in accordance with ASC 852, adopted fresh-start reporting as of the close of business on August 30, 2009 since the reorganization value of the assets of Predecessor Company immediately before the date

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

of confirmation of the Plan was less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity. The four-column consolidated statement of financial position as of August 30, 2009, included herein, applies effects of the Plan and fresh-start reporting to the carrying values and classifications of assets or liabilities that were necessary.

The Company analyzed the transactions that occurred during the two-day period from August 29, 2009, the day after the Effective Date, and August 30, 2009, the fresh-start reporting date, and concluded that such transactions were not material individually or in the aggregate as such transactions represented less than one-percent of the total net sales for the fiscal year ended September 30, 2009. As a result, the Company determined that August 30, 2009, would be an appropriate fresh-start reporting date to coincide with the Company’s normal financial period close for the month of August 2009. Upon adoption of fresh-start reporting, the recorded amounts of assets and liabilities were adjusted to reflect their estimated fair values. Accordingly, the reported historical financial statements of the Predecessor Company prior to the adoption of fresh-start reporting for periods ended prior to August 30, 2009 are not comparable to those of the Successor Company.

The four-column consolidated statement of financial position as of August 30, 2009 reflects the implementation of the Plan as if the Plan had been effective on August 30, 2009. Reorganization adjustments have been recorded within the consolidated statement of financial position as of August 30, 2009 to reflect effects of the Plan, including the discharge of Liabilities subject to compromise and the adoption of fresh-start reporting in accordance with ASC 852. The Bankruptcy Court confirmed the Plan based upon a reorganization value of the Company between $2,200,000 and $2,400,000, which was estimated using various valuation methods including: (i) publicly traded company analysis, (ii) discounted cash flow analysis; and (iii) a review and analysis of several recent transactions of companies in similar industries to the Company. These three valuation methods were equally weighted in determining the final range of reorganization value as confirmed by the Bankruptcy Court. Based upon the factors used in determining the range of reorganization value, the Company concluded that $2,275,000 should be used for fresh-start reporting purposes as it most closely approximated fair value.

The basis of the discounted cash flow analysis used in developing the reorganization value was based on Company prepared projections which included a variety of estimates and assumptions. While the Company considers such estimates and assumptions reasonable, they are inherently subject to significant business, economic and competitive uncertainties, many of which are beyond the Company’s control and, therefore, may not be realized. Changes in these estimates and assumptions may have had a significant effect on the determination of the Company’s reorganization value. The assumptions used in the calculations for the discounted cash flow analysis included projected revenue, costs, and cash flows, for the fiscal years ending September 30, 2009, 2010, 2011, 2012 and 2013 and represented the Company’s best estimates at the time the analysis was prepared. The Company’s estimates implicit in the cash flow analysis included net sales growth of approximately 1.5% for the fiscal year ending September 30, 2010 and 4.0% per year for each of the fiscal years ending September 30, 2011, 2012 and 2013. In addition, selling, general and administrative expenses, excluding depreciation and amortization, were projected to grow at rates relative to net sales, however, certain expense categories for each of the fiscal years ending September 30, 2010, 2011, 2012 and 2013 were reduced for the projected impact of various cost reduction initiatives implemented by the Company during Fiscal 2009 which included lower trade spending, salary freezes, reduced marketing expenses, furloughs, suspension of the Company’s match to its 401(k) and reductions in salaries of certain members of management. The analysis also included anticipated levels of reinvestment in the Company’s operations through capital expenditures of approximately $25,000 per year. The Company did not include in its estimates the potential effects of litigation, either on the Company or the industry. The foregoing estimates and

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

assumptions are inherently subject to uncertainties and contingencies beyond the control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and values reflected in the valuations will be realized, and actual results could vary materially.

The publicly traded company analysis identified a group of comparable companies giving consideration to lines of business, business risk, scale and capitalization and leverage. This analysis involved the selection of the appropriate earnings before interest, taxes, depreciation and amortization (“EBITDA”) market multiples by segment deemed to be the most relevant when analyzing the peer group. A range of valuation multiples was then identified and applied to the Company’s Fiscal 2009 and the fiscal year ending September 30, 2010 (“Fiscal 2010”) projections by segment to determine an estimate of reorganization values. The market multiple ranges used by segment were as follows: (i) Global Batteries and Personal Care used a range of 7.0x-8.0x for Fiscal 2009 and 6.5x-7.5x for Fiscal 2010; (ii) Global Pet Supplies used a range of 7.5x-8.5x for Fiscal 2009 and 7.0x-8.0x for Fiscal 2010; and (iii) the Home and Garden Business used a range of 9.0x-10.0x for Fiscal 2009 and 8.0x-9.0x for Fiscal 2010. Theses multiples were based on estimated EBITDA adjusted for certain non-recurring initiatives, as mentioned above.

The recent transactions of companies in similar industries analysis identified transactions of similar companies giving consideration to lines of business, business risk, scale and capitalization and leverage. The analysis considered the business, financial and market environment for which the transactions took place, circumstances surrounding the transaction including the financial position of the buyers and the perceived synergies and benefits that the buyers could obtain from the transaction. This analysis involved the determination of historical acquisition EBITDA multiples by examining public merger and acquisition transactions. A range of valuation multiples was then identified and applied to historical EBITDA by segment to determine an estimate of reorganization values. The multiple ranges used by segment were as follows: (i) Global Batteries and Personal Care used a range of 6.5x – 7.5x; (ii) Global Pet Supplies used a range of 9.5x-10.5x; and (iii) the Home and Garden Business used a range of 8.0x-9.0x. These multiples were based on Fiscal 2009 estimated EBITDA adjusted for certain non-recurring initiatives, as mentioned above.

Fresh-start adjustments reflect the allocation of fair value to the Successor Company’s long-lived assets and the present value of liabilities to be paid as calculated by the Company.

These estimates of fair values of assets and liabilities have been reflected in the Successor Company’s consolidated statement of financial position as of August 30, 2009. However, as these estimates are finalized, the allocations of fair value in the Successor’s statement of financial position could result in additional adjustments to the fair value of assets or present value of estimated liabilities during the allocation period while the Company continues to obtain information necessary to complete its final allocation. These adjustments could result from additional information related to the assumptions and estimates used in determining the fair value of long-lived assets and liabilities.

In applying fresh-start reporting, the Company followed these principles:

•

The reorganization value of the entity was allocated to the entity’s assets in conformity with the procedures specified by SFAS No. 141, “Business Combinations” (“SFAS 141”). The reorganization value exceeded the sum of the amounts assigned to assets and liabilities. This excess was recorded as Successor Company goodwill as of August 30, 2009.

•

Each liability existing as of the fresh-start reporting date, other than deferred taxes, has been stated at the present value of the amounts to be paid, determined at appropriate risk adjusted interest rates.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

•

Deferred taxes were reported in conformity with applicable income tax accounting standards, principally ASC Topic 740: “Income Taxes,” formerly SFAS No. 109, “Accounting for Income Taxes” (“ASC 740”). Deferred tax assets and liabilities have been recognized for differences between the assigned values and the tax basis of the recognized assets and liabilities.

•	Adjustment of all of the property, plant and equipment assets to fair value and eliminating all of the accumulated depreciation.

•	Adjustment of the Company’s pension plans projected benefit obligation by recognition of all previously unamortized actuarial gains and losses.

The following four-column consolidated statement of financial position table identifies the adjustments recorded to the Predecessor Company’s August 30, 2009 consolidated statement of financial position as a result of implementing the Plan and applying fresh-start reporting:

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

	Predecessor Company					Successor Company
	August 30, 2009	Effects of Plan		Fresh-Start Valuation		August 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$86,710	$(25,551	)(a)	$—		$61,159
Receivables:
Trade accounts receivable	270,657	—		—		270,657
Other	34,594	—		—		34,594
Inventories	341,738	—		48,762	(m)	390,500
Deferred income taxes	12,644	1,707	(h)	9,330	(n)	23,681
Assets held for sale	10,813	—		1,978	(m)	12,791
Prepaid expenses and other	40,448	—		(116	)(m)	40,332

Total current assets	797,604	(23,844)		59,954		833,714
Property, plant and equipment, net	178,786	—		34,699	(m)	213,485
Deferred charges and other	42,068	—		(6,046	)(m)	36,022
Goodwill	238,905	—		289,155	(o)	528,060
Intangible assets, net	677,050	—		782,450	(o)	1,459,500
Debt issuance costs	18,457	8,949	(b)	(17,957	)(p)	9,449

Total assets	$1,952,870	$(14,895)		$1,142,255		$3,080,230

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$93,313	$(3,445	)(c)	$(4,329	)(m)	$85,539
Accounts payable	159,370	(204	)(d)	—		159,166
Accrued liabilities:
Wages and benefits	80,247	—		—		80,247
Income taxes payable	20,059	—		—		20,059
Restructuring and related charges	26,100	—		—		26,100
Accrued interest	59,724	(59,581	)(e)	—		143
Other	118,949	9,133	(f)	(3,503	)(m)	124,579

Total current liabilities	557,762	(54,097)		(7,832)		495,833
Long-term debt, net of current maturities	1,329,047	271,806	(g)	(75,329	)(m)	1,525,524
Employee benefit obligations, net of current portion	41,385	—		18,712	(m)	60,097
Deferred income taxes	106,853	1,707	(h)	114,211	(n)	222,771
Other	45,982	—		4,927	(m)	50,909

Total liabilities	2,081,029	219,416		54,689		2,355,134
Liabilities subject to compromise	1,105,962	(1,105,962	)(i)	—		—
Commitments and contingencies
Shareholders’ (deficit) equity:
Common stock-Old (Predecessor Company)	691	(691	)(j)	—		—
Common stock-New (Successor Company)	—	300	(j)	—		300
Additional paid-in capital	677,007	47,789	(j)	—		724,796
Accumulated (deficit) equity	(1,915,484)	747,362	(k)	1,168,122	(q)	—
Accumulated other comprehensive income	80,556	—		(80,556	)(q)	—

	(1,157,230)	794,760		1,087,566		725,096
Less treasury stock	(76,891)	76,891	(l)	—		—

Total shareholders’ (deficit) equity	(1,234,121)	871,651		1,087,566		725,096

Total liabilities and shareholders’ deficit	$1,952,870	$(14,895)		$1,142,255		$3,080,230

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Effects of Plan Adjustments

(a)	The Plan’s impact resulted in a net decrease of $25,551 on cash and cash equivalents. The significant sources and uses of cash were as follows:

Sources:
Amounts borrowed under the exit facility	$65,000
Amounts borrowed under new supplemental loan agreement	45,000

Total Sources	$110,000

Uses:
Repayment of un-reimbursed letters of credit	$20,005
Repayment of supplemental loans	45,000
Repayment of certain amounts under the term loan agreement, current portion	3,440
Repayment of certain amounts under the term loan agreement, net of current portion	3,440
Payment of pre-petition foreign exchange contracts recorded in accounts payable	204
Payment of lender cure payments, terminated derivative contracts and other	48,066
Payment of debt issuance costs on exit facility	8,949
Payment of other accrued liabilities	6,447

Total Uses	$135,551

Net Cash Uses	$(25,551)

(b)	The Company incurred $8,949 of debt issuance costs under the exit facility. These debt issuance costs are classified as long-term assets and will be amortized over the life of the exit facility.
(c)	The adjustment to current maturities of long-term debt reflects the $20,005 payment of the Predecessor Company’s un-reimbursed letters of credit, the $45,000 repayment of the Predecessor Company’s supplemental loan, and the $3,440 payment of certain amounts under the term loan agreement. The adjustment to current maturities of long-term debt also reflects the $65,000 funding from the exit facility. The adjustment to the current maturities of long-term debt are:

Repayment of unreimbursed letters of credit	$20,005
Repayment of supplemental loan	45,000
Repayment of certain amounts under the term loan agreement, current portion	3,440
Amounts borrowed under the exit facility	(65,000)

$3,445

(d)	Reflects payment of $204 related to pre-petition foreign exchange derivative contracts.
(e)	Total adjustment of $59,581 reflects term lender cure payments of $33,995, terminated interest rate swap derivative contract payments of $12,068 and other accrued interest of $2,003. Additionally, this adjustment includes $11,515 of accrued default interest as provided in the August 2009 amendment of the Senior Term Credit Facility, which was assumed by the Successor Company and included in the principal balance of the loans at emergence (See Note 8, Debt, for additional information).
(f)	Reflects the payment of professional fees related to the reorganization in the amount of $6,447 offset by the reclassification of $15,580 related to rejected lease obligations previously recorded as liabilities subject to compromise (see note(i)). These rejected lease obligations are to be paid by the Successor Company in subsequent periods. As of September 30, 2009, the Company’s rejected lease obligation was reduced to $6,181.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(g)	The adjustment to long-term debt represents the issuance of the 12% Notes at a fair value of $218,731 (face value of $218,076) used, in part, to extinguish the Senior Subordinated Notes of the debtors that were recorded in liabilities subject to compromise (see note (i)), the issuance of the new supplemental loan in the amount of $45,000, offset by the payment of the non-current portion of the term loan in the amount of $3,440 (see note (a)). The excess of fair value over face value of the 12% Notes is recorded in long-term debt and will be accreted as a reduction to interest expense over the life of the note.

Issuance of the 12% Notes (fair value)	$218,731
Amounts borrowed under the new supplemental loan agreement	45,000
Accrued default interest	11,515
Repayment of certain amounts under the term loan agreement, net of current portion	(3,440)

$271,806

(h)	Gain on the cancellation of debt from the extinguishment of the senior subordinated notes as well as the modification of the senior term credit facility, for tax purposes, resulted in a $124,054 reduction in the U.S. net deferred tax asset, exclusive of indefinite-lived intangibles. Due to the Company’s full valuation allowance position as of August 30, 2009 on the U.S. net deferred tax asset, exclusive of indefinite-lived intangibles, the tax effect of these items is offset by a corresponding adjustment to the valuation allowance of $124,054. Due to changes in the relative current versus non-current deferred tax asset balances and the corresponding allocation of the domestic valuation allowance, a net $1,707 deferred tax balance reclassification occurred between current and non-current as a result of the effects of the Plan.
(i)	The adjustment to liabilities subject to compromise relates to the extinguishment of the Senior Subordinated Notes balance of $1,049,885 and the accrued interest of $40,497 associated with the Senior Subordinated Notes. Additionally, rejected lease obligations of $15,580 were reclassified to other current liabilities (see note (f)).
(j)	Pursuant to the Plan, the debtor’s common stock was canceled and new common stock of the reorganized debtors was issued. The adjustments eliminated Predecessor Company’s common stock and additional paid-in capital of $691 and $677,007, respectively, and recorded Successor Company’s common stock and additional paid-in capital of $300 and $724,796, respectively, which represents the fair value of the newly issued common stock. The Company issued 30,000 shares at emergence, consisting of 27,030 shares to holders of the Senior Subordinated Notes allowed note holder claims and 2,970 shares in accordance with the terms of the Debtors’ debtor-in-possession credit facility.
(k)	As a result of the Plan, the adjustment to accumulated (deficit) equity recorded the elimination of the Predecessor Company’s common stock, additional paid in capital and treasury stock in the amount of $600,807 and recorded the pre-tax gain on the cancellation of debt in the amount of $146,555. The elimination of the Predecessor Company’s common stock, additional paid in capital and treasury stock was calculated as follows::

Elimination of Predecessor Company’s common stock (see note (j))	$691
Elimination of Predecessor Company’s additional paid in capital (see note (j))	677,007
Elimination of Predecessor Company’s treasury stock (see note (l))	(76,891)

Elimination of Predecessor Company’s common stock	$600,807

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The pre-tax gain on the cancellation of debt was calculated as follows:

Extinguishment of Predecessor Company senior subordinated notes	$1,049,885
Extinguishment of Predecessor Company accrued interest on senior subordinated notes	40,497
Issuance of Successor Company 12% Notes (fair value)	(218,731)
Issuance of Successor Company common stock	(725,096)

Pre-tax gain on the cancellation of debt	$146,555

(l)	Pursuant to the Plan, the adjustment eliminates treasury stock of $76,891 of the Predecessor Company.

Fresh-Start Valuation Adjustments

(m)	Reflects the adjustment of assets and liabilities to estimated fair value, or other measurement specified by SFAS 141, in conjunction with the adoption of fresh-start reporting. Significant adjustments are summarized as followed:

•

Inventories – An adjustment of $48,762 was recorded to adjust inventory to fair value. Raw materials were valued at current replacement cost, work-in-process was valued at estimated selling prices of finished goods less the sum of costs to complete, cost of disposal and a reasonable profit allowance for completing and selling effort based on profit for similar finished goods. Finished goods were valued at estimated selling prices less the sum of costs of disposal and a reasonable profit allowance for the selling effort.

•

Property, plant and equipment, net – An adjustment of $34,699 was recorded to adjust the net book value of property, plant and equipment to fair value giving consideration to their highest and best use. Key assumptions used in the valuation of the Company’s property, plant and equipment were based on a combination of the cost or market approach, depending on whether market data was available.

•

Current maturities of long-term debt and Long-term debt, net of current maturities – An adjustment of $79,658 ($4,329 to Current maturities of long-term debt and $75,329 to Long-term debt, net of current maturities) was recorded to adjust the book value of debt to fair value. This adjustment included a decrease of $84,001 which was based on quoted market prices of certain debt instruments as of the Effective Date, offset by an increase of $4,343 related to debt instruments not traded which was calculated giving consideration to the terms of the underlying agreements, using a risk adjusted interest rate of 12%.

•

Employee benefit obligations, net of current portion – An adjustment of $18,712 was recorded to measure the employee benefit obligations as of the Effective Date. This adjustment primarily reflects the difference between the expected return on plan assets as compared to the fair value of the plan assets as of the Effective Date and the change in the duration weighted discount rate associated with the payment of the benefit obligations from the prior measurement date and the Effective Date. The weighted average discount rate change from 6.75% at September 30, 2008 to 5.75% at August 30, 2009.

(n)	Reflects the tax effects of the fresh-start adjustments at statutory tax rates applicable to such adjustments, net of adjustments to the valuation allowance.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(o)	Adjustment eliminated the balance of goodwill and other unamortized intangible assets of the Predecessor Company and records Successor Company intangible assets, including reorganization value in excess of amounts allocated to identified tangible and intangible assets, also referred to as Successor Company goodwill. (See Note 7, Goodwill and Intangible Assets, for additional information regarding the Company’s goodwill and other intangible assets). The Successor Company’s August 30, 2009 statement of financial position reflects the allocation of the business enterprise value to assets and liabilities immediately following emergence as follows:

Business enterprise value	$2,275,000
Add: Fair value of non-interest bearing liabilities (non-debt liabilities)	744,071
Less: Fair value of tangible assets, excluding cash	(1,031,511)
Less: Fair value of identified intangible assets	(1,459,500)

Reorganization value of assets in excess of amounts allocated to identified tangible and intangible assets (Successor Company goodwill)	$528,060

The following represent the methodologies and significant assumptions used in determining the fair value of intangible assets, other than goodwill.

Certain indefinite-lived intangible assets which include trade names, trademarks and technology, were valued using a relief from royalty methodology. Customer relationships were valued using a multi-period excess earnings method. Certain intangible assets are subject to sensitive business factors of which only a portion are within control of the Company’s management. A summary of the key inputs used in the valuation of these assets are as follows:

•

The Company valued customer relationships using the income approach, specifically the multi-period excess earnings method. In determining the fair value of the customer relationship, the multi-period excess earnings approach values the intangible asset at the present value of the incremental after-tax cash flows attributable only to the customer relationship after deducting contributory asset charges. The incremental after-tax cash flows attributable to the subject intangible asset are then discounted to their present value. Only expected sales from current customers were used which included an expected growth rate of 3%. The Company assumed a customer retention rate of 95% which was supported by historical retention rates. Income taxes were estimated at a rate 35% and amounts were discounted using rates between 12%-14%. The customer relationships were valued at $708,000 under this approach.

•

The Company valued trade names and trademarks using the income approach, specifically the relief from royalty method. Under this method, the asset values were determined by estimating the hypothetical royalties that would have to be paid if the trade name was not owned. Royalty rates were selected based on consideration of several factors, including consumer product industry practices, the existence of licensing agreements (licensing in and licensing out), and importance of the trademark and trade name and profit levels, among other considerations. Royalty rates used in the determination of the fair values of trade names and trademarks ranged from 1% to 5% of expected net sales related to the respective trade names and trademarks. The Company anticipates using the majority of the trade names and trademarks for an indefinite period. In estimating the fair value of the trademarks and trade names, nets sales were estimated to grow at a rate of (7)%-10% annually with a terminal year growth rate of 2%-6%. Income taxes were estimated at a rate of 35% and amounts were discounted using rates between 12%-14%. Trade name and trademarks were valued at $688,000 under this approach.

•

The Company valued technology using the income approach, specifically the relief from royalty method. Under this method, the asset value was determined by estimating the hypothetical royalties that would have to be paid if the technology was not owned. Royalty rates were selected based on

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

consideration of several factors including industry practices, the existence of licensing agreements (licensing in and licensing out), and importance of the technology and profit levels, among other considerations. Royalty rates used in the determination of the fair values of technologies ranged from 7%-8% of expected net sales related to the respective technology. The Company anticipates using these technologies through the legal life of the underlying patent and therefore the expected life of these technologies was equal to the remaining legal life of the underlying patents ranging from 8 to 17 years. In estimating the fair value of the technologies, nets sales were estimated to grow at a rate of 0%-14% annually. Income taxes were estimated at 35% and amounts were discounted using rates between 12%-13%. The technology assets were valued at $63,500 under this approach.

(p)	The fresh-start adjustment of $17,957 eliminates the debt issuance costs related to assumed debt, that is, the (senior secured term credit facility).
(q)	The Predecessor Company’s accumulated deficit and accumulated other comprehensive income is eliminated in conjunction with the adoption of fresh-start reporting. The Predecessor Company recognized a gain of $1,087,566 related to the fresh-start reporting adjustments as follows:

Gain on fresh-start reporting adjustments
Establishment of Successor Company’s goodwill	$528,060
Elimination of Predecessor Company’s goodwill	(238,905)
Establishment of Successor Company’s other intangible assets	1,459,500
Elimination of Predecessor Company’s other intangible assets	(677,050)
Debt fair value adjustments	79,658
Elimination of debt issuance costs	(17,957)
Property, plant and equipment fair value adjustment	34,699
Deferred tax adjustment	(104,881)
Inventory fair value adjustment	48,762
Employee benefit obligations fair value adjustment	(18,712)
Other fair value adjustments	(5,608)

$1,087,566

(3) Significant Accounting Policies and Practices

(a) Principles of Consolidation and Fiscal Year End

The consolidated financial statements include the financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with GAAP. All intercompany transactions have been eliminated. The Company’s fiscal year ends September 30. References herein to Fiscal 2009, 2008 and 2007 refer to the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

(b) Revenue Recognition

The Company recognizes revenue from product sales generally upon delivery to the customer or the shipping point in situations where the customer picks up the product or where delivery terms so stipulate. This represents the point at which title and all risks and rewards of ownership of the product are passed, provided that: there are

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

no uncertainties regarding customer acceptance; there is persuasive evidence that an arrangement exists; the price to the buyer is fixed or determinable; and collectibility is deemed reasonably assured. The Company is not obligated to allow for, and the Company’s general policy is not to accept, product returns associated with battery sales. The Company does accept returns in specific instances related to its shaving, grooming, personal care, home and garden and pet products. The provision for customer returns is based on historical sales and returns and other relevant information. The Company estimates and accrues the cost of returns, which are treated as a reduction of Net sales.

The Company enters into various promotional arrangements, primarily with retail customers, including arrangements entitling such retailers to cash rebates from the Company based on the level of their purchases, which require the Company to estimate and accrue the estimated costs of the promotional programs. These costs are treated as a reduction of Net sales.

The Company also enters into promotional arrangements that target the ultimate consumer. Such arrangements are treated as either a reduction of Net sales or an increase of Cost of goods sold, based on the type of promotional program. The income statement presentation of the Company’s promotional arrangements complies with ASC Topic 605: “Revenue Recognition,” formerly the Emerging Issues Task Force (“EITF”) No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).”

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

The Company also enters into various arrangements, primarily with retail customers, which require the Company to make upfront cash, or “slotting” payments, to secure the right to distribute through such customers. The Company capitalizes slotting payments; provided the payments are supported by a time or volume based arrangement with the retailer, and amortizes the associated payment over the appropriate time or volume based term of the arrangement. The amortization of slotting payments is treated as a reduction in Net sales and a corresponding asset is reported in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

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

(d) Cash Equivalents

For purposes of the accompanying Consolidated Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This major customer represented approximately 23% of the Successor Company’s Net sales during the one month ended September 30, 2009 and approximately 23%, 20% and 20%, of Net sales during the Predecessor Company’s eleven months ended August 30, 2009, Fiscal 2008 and 2007, respectively. This major customer also represented approximately 14% of the Successor Company’s Trade account receivables, net as of September 30, 2009 and 22% of the Predecessor Company’s Trade account receivables, net as of September 30, 2008.

Approximately 48% of the Successor Company’s Net sales during the one month period ended September 30, 2009 occurred outside of the United States and approximately 42%, 48% and 51% of the Predecessor’s Company’s Net sales during the eleven month period ended August 30, 2009, Fiscal 2008 and 2007, respectively, occur outside of the United States. These sales and related receivables are subject to varying degrees of credit, currency, and political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

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

The costs of both temporary and permanent displays are capitalized as a prepaid asset and are included in Prepaid expenses and other in the accompanying Consolidated Statements of Financial Position. The costs of temporary displays are expensed in the period in which they are shipped to customers and the costs of permanent fixtures are amortized over an estimated useful life of one to two years once they are shipped to customers and are reflected in Deferred charges and other in the accompanying Consolidated Statements of Financial Position.

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

Building and improvements	20-40 years
Machinery, equipment and other	2-15 years

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

(i) Intangible Assets

Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. In connection with fresh-start reporting, Intangible Assets were recorded at their estimated fair value on August 30, 2009. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and indefinite-lived intangible assets (certain trade name intangibles) are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Indefinite-lived trade name intangibles are tested for impairment at least annually by comparing the fair value, determined using a relief from royalty methodology, with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. ASC Topic 350: “Intangibles-Goodwill and Other,” formerly SFAS No. 142, “Goodwill and Other Intangible Assets,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During the eleven month period ended August 30, 2009 Fiscal 2008 and Fiscal 2007, the Predecessor Company’s goodwill and trade name intangibles where tested for impairment as of the Company’s August financial period end, the annual testing date for the Company, as well as certain interim periods where an event or circumstance occurred that indicated an impairment loss may have been incurred.

Intangibles with Indefinite Lives

In accordance with ASC 350, the Company conducts impairment testing on the Company’s goodwill. To determine fair value during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 the Company used the discounted estimated future cash flows methodology, third party valuations and negotiated sales prices. Assumptions critical to the Company’s fair value estimates under the discounted estimated future cash flows methodology are: (i) the present value factors used in determining the fair value of the reporting units and trade names; (ii) royalty rates used in the Company’s trade name valuations; (iii) projected average revenue growth rates used in the reporting unit and trade name models; and (iv) projected long-term growth rates used in

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the derivation of terminal year values. These and other assumptions are impacted by economic conditions and expectations of management and will change in the future based on period specific facts and circumstances. The Company also tested fair value for reasonableness by comparison to the total market capitalization of the Company, which includes both its equity and debt securities. In addition, in accordance with ASC 350, as part of the Company’s annual impairment testing, the Company tested its indefinite-lived trade name intangible assets for impairment by comparing the carrying amount of such trade names to their respective fair values. Fair value was determined using a relief from royalty methodology. Assumptions critical to the Company’s fair value estimates under the relief from royalty methodology were: (i) royalty rates; and (ii) projected average revenue growth rates.

In connection with the Predecessor Company’s annual goodwill impairment testing performed during Fiscal 2009, which was completed on the Predecessor Company before applying fresh-start reporting, the first step of such testing indicated that the fair value of the Predecessor Company’s reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. In connection with its annual goodwill impairment testing in Fiscal 2008 the Predecessor Company first compared the fair value of its reporting units with their carrying amounts, including goodwill. This first step indicated that the fair value of the Predecessor Company’s Global Pet Supplies and Home and Garden Business was less than the Predecessor Company’s carrying amount of those reporting units and, accordingly, further testing of goodwill was required to determine the impairment charge required by ASC 350. Accordingly, the Predecessor Company then compared the carrying amount of the Global Pet Supplies and the Home and Garden Business goodwill to the respective implied fair value of their goodwill. The carrying amounts of the Global Pet Supplies and the Home and Garden Business goodwill exceeded their implied fair values and, therefore, during Fiscal 2008 the Predecessor Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the respective reporting unit’s goodwill over the implied fair value of such goodwill of which $270,811 related to Global Pet Supplies and $49,801 related to the Home and Garden Business. In connection with the Predecessor Company’s annual goodwill impairment testing performed during Fiscal 2007 the first step of such testing indicated that the fair value of the Predecessor Company’s Global Batteries and Personal Care and Global Pet Supplies reporting segments were in excess of their carrying amounts and, accordingly, no further testing of goodwill was required. However, as more fully discussed in Note 1, Description of Business, in Fiscal 2007 the Home and Garden Business had been designated by the Predecessor Company as a discontinued operation and classified as an asset held for sale. Therefore, in accordance with ASC Topic 360: “Property, Plant and Equipment,” formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. Accordingly, the Predecessor Company recorded a non-cash pretax charge equal to the excess of the carrying amount of the Home and Garden Business goodwill over the implied fair value of such goodwill of approximately $124,013.

Furthermore, during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, in connection with its annual impairment testing, the Predecessor Company concluded that the fair values of certain trade name intangible assets were less than the carrying amounts of those assets. As a result, during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 the Predecessor Company recorded non-cash pretax impairment charges of approximately $34,391, $224,100 and $24,400, respectively, equal to the excess of the carrying amounts of the intangible assets over the fair value of such assets.

In accordance with ASC 360 and ASC 350, in addition to its annual impairment testing the Company conducts goodwill and trade name intangible asset impairment testing if an event or circumstance (“triggering event”) occurs that indicates an impairment loss may have been incurred. The Company’s management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. Several triggering events occurred during Fiscal 2008 and Fiscal 2007 which required the Company to test its indefinite-lived intangible assets for impairment between annual impairment test dates. As more fully discussed above in Note 1, Description of Business, on May 20, 2008, the Company entered into a definitive agreement for the sale of Global Pet Supplies with Salton and Applica, which was subsequently terminated. The Company’s intent to dispose of Global Pet Supplies constituted a triggering event for impairment testing. The Company estimated the fair value of Global Pet Supplies, and the resultant estimated impairment charge of goodwill, based on the negotiated sales price of Global Pet Supplies, which management deemed the best indication of fair value at that time. Accordingly, the Company recorded a non-cash pretax charge of $154,916 to reduce the carrying value of goodwill related to Global Pet Supplies to reflect the estimated fair value of the business during the third quarter of Fiscal 2008. Goodwill and trade name intangible assets of the Home and Garden Business were tested during the third quarter of Fiscal 2008, as a result of lower forecasted profits from this business. This decrease in profitability was primarily due to significant cost increases in certain raw materials used in the production of many of the lawn fertilizer and growing media products manufactured by the Company as well as more conservative growth rates to reflect the current and expected future economic conditions for this business. The Company first compared the fair value of this reporting unit with its carrying amounts, including goodwill. This first step indicated that the fair value of the Home and Garden Business was less than the Company’s carrying amount of this reporting unit and, accordingly, further testing of goodwill was required to determine the impairment charge. Accordingly, the Company then compared the carrying amount of the Home and Garden Business goodwill against the implied fair value of such goodwill. The carrying amount of the Home and Garden Business goodwill exceeded its implied fair value and, therefore, during Fiscal 2008 the Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill of approximately $110,213. In addition, during the third quarter of Fiscal 2008, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets and, accordingly, during Fiscal 2008 recorded a non-cash pretax impairment charge of $22,000. Goodwill and trade name intangibles of the Home and Garden Business were tested during the first quarter of Fiscal 2008 in conjunction with the Company’s reclassification of that business from an asset held for sale to an asset held and used. The Company first compared the fair value of this reporting unit with its carrying amounts, including goodwill. This first step indicated that the fair value of the Home and Garden Business was in excess of its carrying amounts and, accordingly, no further testing of goodwill was required. In addition, during the first quarter of Fiscal 2008, the Company concluded that the implied fair values of certain trade name intangible assets related to the Home and Garden Business were less that the carrying amounts of those assets and, accordingly, during Fiscal 2008 recorded a non-cash pretax impairment charge of $12,400. All of the Company’s goodwill and trade name intangibles were tested during the second quarter of Fiscal 2007 in conjunction with the Company’s realignment of reportable segments which occurred in January 2007. The Company first compared the fair value of its reporting units with the respective carrying amounts, including goodwill. This first step indicated that the fair value of the Company’s North America geographic reporting unit, which is now included in the Global Batteries & Personal Care reportable segment, was less than the Company’s North America reporting unit’s carrying amount and, accordingly, further testing of goodwill was required to determine the impairment charge. Accordingly, the Company then compared the carrying amount of the North America reporting unit’s goodwill against the implied fair value of such goodwill. The carrying amount of the North America reporting unit’s goodwill exceeded its implied fair value and, therefore, during Fiscal 2007 the Company recorded a non-cash pretax impairment charge equal to the excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of such goodwill of approximately $214,039. In addition, during the second quarter of Fiscal 2007, the Company concluded that the implied fair values of its trade name intangible assets were in excess of the carrying amounts of those assets and, accordingly, no impairment of trade name intangibles was recorded.

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

During the third quarter of Fiscal 2008, the Company developed and initiated a plan to phase down, and ultimately curtail, manufacturing operations at its Ningbo, China battery manufacturing facility. The Company completed the shutdown of Ningbo during the fourth quarter of Fiscal 2008. In connection with the Company’s strategy to exit operations in Ningbo, China, the Predecessor Company recorded a non-cash pretax charge of $16,193 to reduce the carrying value of goodwill related to the Ningbo, China battery manufacturing facility.

The recognition of the $34,391, $861,234 and $362,452 non-cash impairment of goodwill and trade name intangible assets during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively, has been recorded as a separate component of Operating expenses and has had a material negative effect on the Predecessor Company’s financial condition and results of operations during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007. These impairments will not result in future cash expenditures.

Intangibles with Definite or Estimable Useful Lives

The triggering events discussed above under ASC 350 also indicate a triggering event in accordance with ASC 360. Management conducted an analysis in accordance with ASC 360 of intangibles with definite or estimable useful lives in conjunction with the ASC 350 testing of intangibles with indefinite lives.

The Company assesses the recoverability of intangible assets with definite or estimable useful lives in accordance with ASC 360 by determining whether the carrying value can be recovered through projected undiscounted future cash flows. If projected undiscounted future cash flows indicate that the unamortized carrying value of intangible assets with finite useful lives will not be recovered, an adjustment would be made to reduce the carrying value to an amount equal to projected future cash flows discounted at the Company’s incremental borrowing rate. The cash flow projections used are based on trends of historical performance and management’s estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

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

In accordance with ASC 360, long-lived assets to be disposed of are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2008, the Predecessor Company recorded a non-cash pretax charge of $5,700 in discontinued operations to reduce the carrying value of intangible assets related to the growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business. (See also Note 10, Discontinued Operations, for additional information regarding this impairment charge). During Fiscal 2007, the Predecessor Company recorded a non-cash pretax charge of $44,507 in

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian Division of the Home and Garden Business in order to reflect the estimated fair value of this business. (See also Note 6, Assets Held for Sale, for additional information regarding this impairment charge).

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

As of September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company), foreign currency translation adjustment balances of $5,897 and $88,719, respectively, were reflected in the accompanying Consolidated Statements of Financial Position in AOCI.

Successor Company exchange (gains) losses on foreign currency transactions aggregating $(726) for the one month period ended September 30, 2009 are included in Other income, net, in the accompanying Consolidated Statements of Operations. Predecessor Company exchange (gains) losses on foreign currency transactions aggregating $4,440, $3,466, and $4,749 for the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively, are included in Other income, net, in the accompanying Consolidated Statements of Operations.

(n) Shipping and Handling Costs

The Successor Company incurred shipping and handling costs of $12,866 during the one month period ended September 30, 2009. The Predecessor Company incurred shipping and handling costs of $135,511, $183,676 and $180,651 during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Shipping and handling costs, which are included in Selling expenses in the accompanying Consolidated Statements of Operations, include costs incurred with third-party carriers to transport products to customers and salaries and overhead costs related to activities to prepare the Company’s products for shipment at the Company’s distribution facilities.

(o) Advertising Costs

The Successor Company incurred advertising costs of $3,166 during the one month period ended September 30, 2009. The Predecessor Company incurred expenses for advertising of $25,813, $46,417 and $55,264 during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively. Such advertising costs are included in Selling expenses in the accompanying Consolidated Statements of Operations.

(p) Research and Development Costs

Research and development costs are charged to expense in the period they are incurred.

(q) Net (Loss) Income Per Common Share

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

As discussed in Note 2, Voluntary Reorganization under Chapter 11, Predecessor Company common stock was cancelled as a result of the Company’s emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. The Successor Company common stock began trading on September 2, 2009. As such, the earnings per share information for the Predecessor Company is not meaningful to shareholders of the Successor Company’s common shares, or to potential investors in such common shares.

Net income (loss) per common share is calculated based upon the following shares:

	Successor Company	Predecessor Company
	September 30, 2009	August 30, 2009	2008	2007
Basic	30,000	51,306	50,921	50,909
Effect of restricted stock and assumed conversion of stock options	—	—	—	—

Diluted	30,000	51,306	50,921	50,909

The Successor Company for the one month period ended September 30, 2009 and the Predecessor Company for the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(r) Derivative Financial Instruments

Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted or cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

Effective December 29, 2008, the Company adopted ASC Topic 815: “Derivatives and Hedging,” formerly SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133” (“ASC 815”). ASC 815 amends the disclosure requirements for derivative instruments and hedging activities. Under the revised guidance entities are required to provide enhanced disclosures for derivative and hedging activities.

The fair value of outstanding derivative contracts recorded as assets in the accompanying Consolidated Statements of Financial Position were as follows:

	Statement of Financial Position Location	Successor Company	Predecessor Company
Asset Derivatives		September 30, 2009	September 30, 2008
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$2,861	$403
Commodity contracts	Deferred charges and other	554	—
Foreign exchange contracts	Receivables—Other	295	4,246
Foreign exchange contracts	Deferred charges and other	—	1,299

Total asset derivatives designated as hedging instruments under ASC 815		$3,710	$5,948

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Receivables—Other	75	959

Total asset derivatives		$3,785	$6,907

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The fair value of outstanding derivative contracts recorded as liabilities in the accompanying Consolidated Statements of Financial Position were as follows:

	Statement of Financial Position Location	Successor Company	Predecessor Company
Liability Derivatives		September 30, 2009	September 30, 2008
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Accounts payable	$—	$11,396
Commodity contracts	Other long term liabilities	—	1,522
Interest rate contracts	Accounts payable	—	3,063
Interest rate contracts	Accrued interest	—	793
Interest rate contracts	Other long term liabilities	—	2,749
Foreign exchange contracts	Accounts payable	1,036	387
Foreign exchange contracts	Other long term liabilities	—	85

Total liability derivatives designated as hedging instruments under ASC 815		$1,036	$19,995

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	131	781

Total liability derivatives		$1,167	$20,776

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The following table summarizes the impact of derivative instruments on the accompanying Consolidated Statements of Operations for the one month period ended September 30, 2009, net of tax (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$347	Cost of goods sold	$—	Cost of goods sold	$—
Foreign exchange contracts	(81)	Net Sales	—	Net sales	—
Foreign exchange contracts	(297)	Cost of goods sold	—	Cost of goods sold	—

Total	$(31)		$—		$—

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations for the eleven month period ended August 30, 2009, net of tax (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$1,210	Cost of goods sold	$(4,211)	Cost of goods sold	$25
Interest rate contracts	(4,747)	Interest expense	(159)	Interest expense	(8,193	)(A)
Foreign exchange contracts	150	Net Sales	52	Net sales	—
Foreign exchange contracts	1,571	Cost of goods sold	5,260	Cost of goods sold	—
Commodity contracts	—	Discontinued operations	(243)	Discontinued operations	(1,643)

Total	$(1,816)		$699		$(9,811)

(A)	Included in this amount is $(6,191) pre-tax, $(3,839) net of tax, reflected in the Derivatives Not Designated as Hedging Instruments Under ASC 815 table below, as a result of the de-designation of a cash flow hedge as described below.

The following table summarizes the impact of derivative instruments designated as cash flow hedges on the accompanying Consolidated Statements of Operations for Fiscal 2008 and Fiscal 2007, respectively, net of tax (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Twelve month period ended			Twelve month period ended			Twelve month period ended
	2008	2007		2008	2007		2008	2007
Commodity contracts	$(9,778)	$(3,937)	Cost of goods sold	$(5,583)	$2,766	Cost of goods sold	$(676)	$(732)
Interest rate contracts	(2,945)	(4,566)	Interest expense	822	1,656	Interest expense	—	—
Foreign exchange contracts	576	(1,771)	Net Sales	(915)	—	Net sales	—	—
Foreign exchange contracts	1,191	(6,604)	Cost of goods sold	(6,919)	(1,718)	Cost of goods sold	—	—
Commodity contracts	2,692	3,620	Discontinued operations	5,434	2,194	Discontinued operations	(86)	58

Total	$(8,264)	$(13,258)		$(7,161)	$4,898		$(762)	$(674)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany payments and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	One Month Period Ended September 30, 2009	Eleven Month Period Ended August 30, 2009
Interest rate contracts(A)	$—	$(6,191)	Interest expense
Foreign exchange contracts	(1,469)	3,075	Other (income) expense, net

Total	$(1,469)	$(3,116)

(A)	Amount represents ineffective portion of certain future payments related to an interest rate contracts that were de-designated as cash flow hedges during the pendency of the Bankruptcy Cases.

During Fiscal 2008 and Fiscal 2007, the Company recognized the following respective gains (losses) on derivative contracts (Predecessor Company):

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2008	2007
Foreign exchange contracts	(9,361)	(16,485)	Other (income) expense, net

Total	$(9,361)	$(16,485)

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $32 and $0, respectively, at September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company). Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingencies whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At September 30, 2009 (Successor Company) and September 30, 2008

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(Predecessor Company), the Company had posted collateral of $1,943 and $13,227, respectively, related to such liability positions. The collateral is included in Current—Receivables within the accompanying Consolidated Statements of Financial Position.

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company) $0 and $15,532 of pretax derivative losses, respectively, from such hedges were recorded as an adjustment to Interest expense. During Fiscal 2008 and Fiscal 2007, $772 and $9,043 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Interest expense. During the one month period ended September 30, 2009 (Successor Company) there was no ineffectiveness. During the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, the Predecessor Company had $13,435, $0 and $0 of pretax derivative losses, respectively, which were recorded as adjustments to interest expense for ineffectiveness from such hedges and included in the amounts above. The derivative net gain (loss) on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $0. The derivative net loss on these contracts recorded in AOCI by the Predecessor Company at September 30, 2008 was $3,604, net of tax benefit of $2,209. The derivative net gain on these contracts recorded in AOCI by the Predecessor Company at September 30, 2007 was $163, net of tax expense of $100.

The Successor Company had no interest rate swap financial instruments at September 30, 2009. The Predecessor Company’s interest rate swap derivative financial instruments at September 30, 2008 and September 30, 2007 are summarized as follows:

	2008		2007
	Notional Amount	Remaining Term	Notional Amount	Remaining Term
Interest rate swaps-fixed	$267,029	0.07 years	$175,000	0.03 years
Interest rate swaps-fixed	$170,000	0.11 years	$70,760	0.07 years
Interest rate swaps-fixed	$225,000	1.52 years	$261,812	1.07 years
Interest rate swaps-fixed	$80,000	1.62 years	$170,000	1.11 years
Interest rate swaps-fixed			$225,000	2.52 years

The Company periodically enters into forward foreign exchange contracts to hedge the risk from forecasted foreign denominated third party and intercompany sales or payments. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Pounds Sterling, Australian Dollars, Brazilian Reals, Canadian Dollars or Japanese Yen. These foreign exchange contracts are cash flow hedges of fluctuating foreign exchange related to sales or product or raw material purchases. Until the sale or purchase is recognized, the fair value of the related hedge is recorded in AOCI and as a derivative hedge asset or liability, as applicable. At the time the sale or purchase is recognized, the fair value of the related hedge is reclassified as an adjustment to Net sales or purchase price variance in Cost of goods sold. During the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company) $0 and

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

$544 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Net sales. During Fiscal 2008 and Fiscal 2007, $(1,729) and $319 of pretax derivative gains (losses) from such hedges were recorded by the Predecessor Company as an adjustment to Net sales. During the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company) $0 and $9,719 of pretax derivative gains, respectively, from such hedges were recorded as an adjustment to Cost of goods sold. During Fiscal 2008 and Fiscal 2007, $(9,293) and $(2,944) of pretax derivative losses, respectively, from such hedges were recorded by the Predecessor Company as an adjustment to Cost of goods sold. Following the sale or purchase, subsequent changes in the fair value of the derivative hedge contracts are recorded as a gain or loss in earnings as an offset to the change in value of the related asset or liability recorded in the accompanying Consolidated Statement of Financial Position. During the one month period ended September 30, 2009 the Successor Company had no pretax derivative gain or loss from such hedges. During the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, the Predecessor Company recorded pretax derivative losses from such hedges of $0, $0 and $(1,295), respectively, recorded as an adjustment to earnings in Other income, net.

At September 30, 2009 the Successor Company had a series of foreign exchange derivative contracts outstanding through September 2010 with a contract value of $92,963. At September 30, 2008 the Predecessor Company had a series of such derivative contracts outstanding through September 2010 with a contract value of $144,776. At September 30, 2007 the Predecessor Company had a series of such derivative contracts outstanding through September 2009 with a contract value of $157,520. The derivative net loss on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $(378), net of tax benefit of $167. The derivative net gain on these contracts recorded in AOCI by the Predecessor Company at September 30, 2008 was $3,591, net of tax expense of $1,482. The derivative net loss on these contracts recorded in AOCI by the Predecessor Company at September 30, 2007 was $6,010, net of tax benefit of $3,318. At September 30, 2009, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $(378), net of tax.

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. During the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company), $0 and $(11,288) of pretax derivative gains (losses), respectively, were recorded as an adjustment to Cost of goods sold for swap contracts settled at maturity. During Fiscal 2008 and Fiscal 2007, $(10,521) and $8,932 of pretax derivative gains (losses), respectively, were recorded by the Predecessor Company as an adjustment to Cost of goods sold for swap or option contracts settled at maturity. The hedges are generally highly effective, however, during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 the Predecessor Company recorded $851, $(433) and $(608), respectively, of pretax gains (losses) as an adjustment to Cost of goods sold for ineffectiveness. The Successor Company recorded no ineffectiveness during the one month period ended September 30, 2009. At September 30, 2009 the Successor Company had a series of such swap contracts outstanding through September 2011 for 8 tons with a contract value of $11,830. At September 30, 2008, the Predecessor Company had a series of such swap contracts outstanding through September 2010 for 13 tons with a contract value of $31,030. At September 30, 2007, the Predecessor Company had a series of such swap contracts outstanding through August 2009 for 14 tons with a contract value of $45,343. The derivative net gain on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $347, net of tax expense of $183. The derivative net loss on these contracts

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

recorded in AOCI by the Successor Company at September 30, 2008 was $5,396, net of tax benefit of $2,911. The derivative net loss on these contracts recorded in AOCI by the Successor Company at September 30, 2007 was $1,877, net of tax benefit of $1,002. At September 30, 2009, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $284, net of tax.

The Company was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing processes in the growing products portion of the Home and Garden Business. During the eleven month period ended August 30, 2009 (Predecessor Company) $(2,116) of pretax derivative gains (losses) were recorded as an adjustment to Loss from Discontinued operations, net of tax, for swap or option contracts settled at maturity. During Fiscal 2008 and Fiscal 2007, $8,925 and $5,080 of pretax derivative gains, respectively, were recorded as an adjustment to Loss from discontinued operations, net of tax, by the Predecessor Company for swap or option contracts settled at maturity. The hedges are generally highly effective; however, during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, $(12,803), $(177) and $25 of pretax derivative gains (losses), respectively, were recorded as an adjustment to Loss from discontinued operations, net of tax, by the Predecessor Company for ineffectiveness. The ineffectiveness during the eleven month period ended August 30, 2009, was due to the shutdown of the growing products portion of the Home and Garden Business. The Successor Company had no such swap contracts outstanding as of September 30, 2009 and no related gain (loss) recorded in AOCI. At September 30, 2008, the Predecessor Company had a series of such swap contracts outstanding through March 2009 for 35 tons of urea and 6 tons of DAP with a contract value of $29,174. At September 30, 2007, the Predecessor Company had a series of such swap contracts outstanding through April 2008 for 39 tons of urea and 15 tons of DAP with a contract value of $18,700. The derivative net loss on these contracts recorded in AOCI at September 30, 2008 by the Predecessor Company was $1,886, net of tax benefit of $1,127. The derivative net gain on these contracts recorded in AOCI at September 30, 2007 by the Predecessor Company was $770, net of tax expense of $473.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Canadian Dollars, Brazilian Reals, Colombian Pesos or Turkish Lira. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Consolidated Statement of Financial Position. The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. During the one month period ended September 30, 2009 (Successor Company) and eleven months ended August 30, 2009 (Predecessor Company), $(1,469) and $3,075, respectively, of pretax derivative gains (losses) from such hedges were recorded as an adjustment to earnings in Other income, net. During Fiscal 2008 and Fiscal 2007, $(9,361) and $(16,485), respectively, of pretax derivative (losses), from such hedges were recorded by the Predecessor Company as an adjustment to earnings in Other income, net. At September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company), $37,478 and $110,174, respectively, of such foreign exchange derivative contracts were outstanding.

During the Predecessor Company’s eleven month period ended August 30, 2009, as a result of the Bankruptcy Cases, the Company determined that previously designated cash flow hedge relationships associated with interest rate swaps became ineffective as of the Company’s Petition Date. Further, the Company’s senior secured term credit agreement was amended in connection with the implementation of the Plan, and accordingly the underlying transactions did not occur as originally forecasted. As a result, the Predecessor Company reclassified approximately $(6,191), pretax, or $(3,839), net of tax, of losses from AOCI as an adjustment to Interest expense during the eleven

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

month period ended August 30, 2009. As a result, the portion of derivative net losses to be reclassified from AOCI into earnings over the next 12 months is $0. The Predecessor Company’s related derivative contracts were terminated during the pendency of the Bankruptcy Cases and settled at a loss on the Effective Date.

(s) Fair Value of Financial Instruments

Effective October 1, 2008, the Company adopted ASC Topic 820: “Fair Value Measurements and Disclosures,” formerly SFAS No. 157, “Fair Value Measurements” (“ASC 820”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. ASC 820 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instruments assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The adoption of ASC 820 did not have a material effect on the Company’s statements of operations, financial position or cash flows.

The valuation techniques required by ASC 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the Company. These two types of inputs create the following fair value hierarchy:

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company’s derivatives are valued using internal models, which are based on market observable inputs including interest rate curves and both forward and spot prices for currencies and commodities. The Successor Company’s net derivative portfolio as of September 30, 2009, contains Level 2 instruments and represents, commodity and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$3,415	$—	$3,415

Total Assets	$—	$3,415	$—	$3,415

Liabilities:
Foreign exchange contracts, net	$—	$(797)	$—	$(797)

Total Liabilities	$—	$(797)	$—	$(797)

The carrying values of cash and cash equivalents, accounts and notes receivable, accounts payable and short-term debt approximate fair value. The fair values of long-term debt and derivative financial instruments are generally based on quoted or observed market prices.

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for a $1,000,000 senior secured U.S. Dollar Term B Loan ($973,125 at September 30, 2009 (Successor Company) and $976,458 at September 30, 2008 (Predecessor Company)) due June 30, 2012 with interest payable periodically but not less than quarterly (with such interest rate at September 30, 2009 (Successor Company) at LIBOR, subject to a floor of 1.50%, plus 6.5% and at September 30, 2008 (Predecessor Company) at LIBOR plus 4.0%), a €262,000 senior secured Euro Term Loan ($371,874 at September 30, 2009 (Successor Company) and $369,283 at September 30, 2008 (Predecessor Company)) due June 30, 2012 with interest payable periodically but not less than quarterly (with such interest rate at September 30, 2009 (Successor Company) at EURIBOR, subject to a floor of 1.5%, plus 7.0% and at September 30, 2008 (Predecessor Company) at EURIBOR plus 4.5%). In addition, at September 30, 2009 the Successor Company had outstanding $218,076 of 12% Notes due August 28, 2019 with interest payable semiannually and at September 30, 2008 the Predecessor Company had outstanding $700,000, $347,012 and $2,873 of 7 3/8 Notes, Variable Rate Notes and 8 1/2 Notes, respectively. The total fair value of the Term Loans at September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company) was approximately $1,284,030 and $997,654, respectively. The total fair value of the Successor Company’s 12% Notes at September 30, 2009 approximated $207,718 and the Predecessor Company’s Senior Subordinated Notes at September 30, 2008 approximated $521,874. See Note 3(r), Significant Accounting Policies—Derivative Financial Instruments and Note 8, Debt, for further details of the Company’s financial instruments.

The carrying amounts and fair values of the Company’s financial instruments are summarized as follows ((liability)/asset):

	Successor Company		Predecessor Company
	September 30, 2009		September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,583,535)	$(1,592,987)	$(2,523,419)	$(1,647,320)
Interest rate swap agreements	—	—	(5,813)	(5,813)
Commodity swap and option agreements	3,415	3,415	(11,320)	(11,320)
Foreign exchange forward agreements	(797)	(797)	5,251	5,251

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Effective October 1, 2008, the Company also adopted ASC Topic 825: “Financial Instruments,” formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115,” (“ASC 825”), which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. ASC 825 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected. The adoption of ASC 825 did not have an effect the Company’s results of operations, financial position or cash flows as the Company did not elect the fair value option for any of its financial instruments.

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

Amounts recorded in AOCI on the accompanying Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for Fiscal 2009, Fiscal 2008 and Fiscal 2007 are net of the following tax (benefit) expense amounts:

	Pension Adjustment	Cash Flow Hedges	Adjustment to Adopt ASC 715	Translation Adjustment	Total
2009 (Successor Company)	$678	$(15)	$—	$319	$982
2008 (Predecessor Company)	(1,139)	$(4,765)	—	(318)	(6,222)
2007 (Predecessor Company)	(1,307)	(3,747)	431	1,217	(3,406)

(w) Stock Compensation

In 1996, the Predecessor Company’s board of directors (“Predecessor Board”) approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

shares of common stock, in the aggregate, could be granted to select employees and non-employee directors of the Predecessor Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The 1996 Plan expired on September 12, 2006.

In 1997, the Predecessor Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Under the 1997 Plan, the Predecessor Company could grant to employees and non-employee director’s stock options, stock appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting will occur in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of common stock could have been issued under the 1997 Plan. The 1997 Plan expired in August 31, 2007.

In 2004, the Predecessor Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplements the 1997 Plan. Under the 2004 Plan, the Predecessor Company could grant to employees and non-employee directors stock options, SARs, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting would occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2004 Plan. The 2004 Plan would have expired on July 31, 2014.

On the Effective Date all of the existing common stock of the Predecessor Company was extinguished and deemed cancelled. The Successor Company had no stock options, SARs, restricted stock or other stock-based awards outstanding as of September 30, 2009.

In connection with the adoption of ASC Topic 718: “Compensation-Stock Compensation,” formerly SFAS No. 123 (Revised 2004), “Share-Based Payment”, (“ASC 718”), the Company is required to recognize expense related to the fair value of its employee stock awards. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Predecessor Company during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 was $2,636, $5,098 and $21,214 or $1,642, $3,141 and $13,224, net of taxes, respectively. The amounts before tax are included in General and administrative expenses and Restructuring and related charges in the accompanying Consolidated Statements of Operations, of which $0, $433 and $9,972, or $0, $267 and $6,681, net of taxes, was included in Restructuring and related charges during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively, primarily related to the accelerated vesting of certain awards related to terminated employees.

The Predecessor Company granted approximately 229 shares of restricted stock during Fiscal 2009. Of these grants, 42 were time-based and would vest on a pro rata basis over a three year period and 187 shares were purely performance-based and would vest only upon achievement of certain performance goals. All vesting dates were subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Predecessor Board or if the employee was terminated without cause. The total market value of the restricted shares on the date of grant was approximately $150.

The Predecessor Company granted approximately 408 shares of restricted stock during Fiscal 2008. Of these grants, 158 shares were time-based and would vest on a pro rata basis over a three year period and 250 were purely performance-based and would vest only upon achievement of certain performance goals. All vesting dates were subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Predecessor Board or if the employee was terminated without cause. The total market value of the restricted shares on the date of grant was approximately $2,165.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Predecessor Company granted approximately 1,689 shares of restricted stock during Fiscal 2007. Of these grants, approximately 194 shares were time-based and would vest either 100% after three years or on a pro rata basis over a three-year period and 1,495 shares were purely performance-based and would vest only upon achievement of certain performance goals. The total market value of the restricted shares on the date of grant was approximately $12,750. All vesting dates were subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Predecessor Board or if the employee was terminated without cause.

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Successor Company’s non-vested restricted stock as of September 30, 2009 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2008 (Predecessor Company)	1,873	$10.74	$20,111
Granted	229	0.66	150
Vested	(545)	12.12	(6,609)
Forfeited	(82)	13.54	(1,114)
Extinguished and deemed cancelled in accordance with Plan	(1,475)	8.50	(12,538)

Restricted stock at September 30, 2009 (Successor Company)	—		$—

The following table summarizes the Predecessor Company’s stock option transactions for the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007:

	2009		2008		2007
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding, beginning of period	510	$15.06	1,510	$15.82	1,911	$14.65
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	(149)	4.39
Forfeited	(87)	16.90	(1,000)	16.18	(252)	13.68
Extinguished and deemed cancelled in accordance with Plan	(423)	14.69	—	—	—	—

Outstanding, end of period	—	$—	510	$15.06	1,510	$15.82

Options exercisable, end of period	—	$—	420	$15.30	1,384	$15.98

During September 2009, the Successor Company’s board of directors approved the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). Up to 3,333 shares of common stock, net of forfeitures and cancellations, may be issued under the 2009 Plan. No shares were granted under the 2009 Plan as of September 30, 2009, however, subsequent to September 30, 2009, 629 shares of time based restricted stock have been granted to certain employees and non-employee directors.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(x) Restructuring and Related Charges

Restructuring charges are recognized and measured according to the provisions of ASC Topic 420: “Exit or Disposal Cost Obligations,” formerly SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“ASC 420”). Under ASC 420, restructuring charges include, but are not limited to, termination and related costs consisting primarily of one-time termination benefits such as severance costs and retention bonuses, and contract termination costs consisting primarily of lease termination costs. Related charges, as defined by the Company, include, but are not limited to, other costs directly associated with exit and integration activities, including impairment of property and other assets, departmental costs of full-time incremental integration employees, and any other items related to the exit or integration activities. Costs for such activities are estimated by management after evaluating detailed analyses of the cost to be incurred. The Company presents restructuring and related charges on a combined basis. (See also Note 15, Restructuring and Related Charges, for a more complete discussion of restructuring initiatives and related costs).

(y) Adoption of New Accounting Pronouncements

Business Combinations

In December 2007, the FASB issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The objective is to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The guidance applies to all transactions or other events in which an entity (the “acquirer”) obtains control of one or more businesses (the “acquiree”), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. In April 2009, the FASB issued additional guidance which addresses application issues arising from contingencies in a business combination. The new guidance is effective for the Company’s financial statements for the fiscal year that began October 1, 2009. The Company will adopt the new guidance prospectively as applicable.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also changes the way the consolidated financial statements are presented, establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and expands disclosures in the consolidated financial statements that clearly identify and distinguish between the parent’s ownership interest and the interest of the noncontrolling owners of a subsidiary. The provisions are to be applied prospectively as of the beginning of the fiscal year in which the guidance is adopted, except for the presentation and disclosure requirements, which are to be applied retrospectively for all periods presented. The new guidance is effective for the Company’s financial statements for the fiscal year that began October 1, 2009. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued new accounting guidance which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. The new guidance applies to: (a) intangible assets that are acquired individually or with a group

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

of other assets and (b) intangible assets acquired in both business combinations and asset acquisitions. Entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The new guidance requires certain additional disclosures in the Company’s financial statements for the fiscal year that began October 1, 2009. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for the Company’s financial statements for the fiscal year that began October 1, 2009. The Company is in the process of evaluating the impact that the guidance may have on its financial statement disclosures.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued new accounting guidance to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance requiring an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. It also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2010. The Company is in the process of evaluating the impact that the guidance may have on its financial statements and related disclosures.

(z) Subsequent Events

During Fiscal 2009, the Company adopted ASC 855, “Subsequent Events,” formerly SFAS No. 165, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. The Company has evaluated subsequent events through December 29, 2009, which is the date these financial statements were issued.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(4) Inventory

Inventories consist of the following:

	Successor Company	Predecessor Company
	September 30,
	2009	2008
Raw materials	$64,314	$89,811
Work-in-process	27,364	26,160
Finished goods	249,827	267,289

	$341,505	$383,260

(5) Property, Plant and Equipment

Property, plant and equipment consist of the following:

	Successor Company	Predecessor Company
	September 30,
	2009	2008
Land, buildings and improvements	$62,572	$97,076
Machinery, equipment and other	149,064	391,701
Construction in progress	6,231	16,555

	217,867	505,332
Less accumulated depreciation	5,506	270,527

	$212,361	$234,805

(6) Assets Held for Sale

The Successor Company had $11,870 included in Assets held for sale in the accompanying Consolidated Statements of Financial Position at September 30, 2009 consisting of certain assets related to the Ningbo, China battery manufacturing facility and a manufacturing facility in Brazil.

The Predecessor Company had $7,452 included in Assets held for sale in the accompanying Consolidated Statements of Financial Position at September 30, 2008 consisting primarily of a distribution facility in the Dominican Republic and manufacturing facilities in France and Brazil.

In accordance with ASC 360, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Predecessor Company recorded a non-cash pretax charge of $44,507 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian division of the Home and Garden Business, in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(7) Goodwill and Intangible Assets

Intangible assets consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance as of September 30, 2007 (Predecessor Company)	$129,899	$161,078	$529,750	$820,727
Purchase price allocation during period	—	(1,064)	(379)	(1,443)
Impairment charge	(16,193)	(160,014)	(425,727)	(601,934)
Effect of translation	3,943	—	14,175	18,118

Balance as of September 30, 2008 (Predecessor Company)	$117,649	$—	$117,819	$235,468
Additions	2,762	—	—	2,762
Effect of translation	369	—	306	675

Balance as of August 30, 2009 (Predecessor Company)	120,780	—	118,125	238,905
Fresh-start adjustments	60,029	187,887	41,239	289,155

Balance as of August 30, 2009 (Successor Company)	180,809	187,887	159,364	528,060
Adjustment for release of valuation allowance	(30,363)	(17,080)	—	(47,443)
Effect of translation	1,847	—	884	2,731

Balance as of September 30, 2009 (Successor Company)	$152,293	$170,807	$160,248	$483,348

Intangible Assets:
Trade Names Not Subject to Amortization
Balance as of September 30, 2007 (Predecessor Company)	$387,789	$138,400	$310,637	$836,826
Purchase price allocation during period	(23,781)	—	—	(23,781)
Impairment charge	(85,700)	(81,400)	(97,900)	(265,000)
Effect of translation	7,952	—	5,608	13,560

Balance as of September 30, 2008 (Predecessor Company)	$286,260	$57,000	$218,345	$561,605
Reclassification(A)	—	(12,000)	—	(12,000)
Impairment charge	(15,391)	(500)	(18,500)	(34,391)
Effect of translation	(240)	—	(214)	(454)

Balance as of August 30, 2009 (Predecessor Company)	270,629	44,500	199,631	514,760
Fresh-start adjustments	130,371	31,500	10,869	172,740

Balance as of August 30, 2009 (Successor Company)	401,000	76,000	210,500	687,500
Effect of translation	983	—	1,753	2,736

Balance as of September 30, 2009 (Successor Company)	$401,983	$76,000	$212,253	$690,236

Intangible Assets Subject to Amortization
Balance as of September 30, 2007, net (Predecessor Company)	$12,566	$74,347	$123,305	$210,218
Purchase price allocation during period	126	—	39	165
Amortization related to discontinued operations	—	(3,020)	—	(3,020)
Amortization during period	(1,142)	(12,970)	(13,575)	(27,687)
Effect of translation	279	—	1,249	1,528

Balance as of September 30, 2008, net (Predecessor Company)	$11,829	$58,357	$111,018	$181,204
Additions(A)	500	12,000	32	12,532
Disposals(B)	—	(11,595)	—	(11,595)
Amortization during period	(975)	(6,297)	(11,827)	(19,099)
Effect of translation	(129)	—	(623)	(752)

Balance as of August 30, 2009, net (Predecessor Company)	11,225	52,465	98,600	162,290
Fresh-start adjustments	342,775	120,535	146,400	609,710

Balance as of August 30, 2009, net (Successor Company)	354,000	173,000	245,000	772,000
Amortization during period	(1,528)	(729)	(1,256)	(3,513)
Effect of translation	1,961	—	1,261	3,222

Balance as of September 30, 2009, net (Successor Company)	$354,433	$172,271	$245,005	$771,709

Total Intangible Assets, net (Successor Company)	$756,416	$248,271	$457,258	$1,461,945

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(A)	During the first quarter of Fiscal 2009, the Company reclassified $12,000 of trade names intangible assets not subject to amortization related to the growing products portion of the Home and Garden Business to intangible assets subject to amortization as such trade names had been assigned a useful life through the term of the shutdown period. The Company completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. (See Note 10, Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business).
(B)	During the second quarter of Fiscal 2009, the Company reclassified the growing products portion of the Home and Garden Business to discontinued operations as the Company completed the shutdown of the business during that period. The Company disposed of all intangible assets related to the growing products portion of the Home and Garden Business. (See Note 10, Discontinued Operations, for further details on the shutdown of the growing products portion of the Home and Garden Business).

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $62,985, net of accumulated amortization of $515 at September 30, 2009 (Successor Company) and $32,120, net of accumulated amortization of $14,660 at September 30, 2008 (Predecessor Company). The Predecessor Company trade names subject to amortization relate to the United Industries Corporation (“United”) acquisition. The Successor Company trade names subject to amortization relate to the valuation under fresh-start reporting. The carrying value of these trade names was $490, net of accumulated amortization of $10 at September 30, 2009 (Successor Company) and $1,820, net of accumulated amortization of $9,135 at September 30, 2008 (Predecessor Company). Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $708,234, net of accumulated amortization of $2,988 at September 30, 2009 (Successor Company) and $147,264, net of accumulated amortization of $58,913 at September 30, 2008 (Predecessor Company). The useful life of the Successor Company’s intangible assets subject to amortization are as follows; 8 years for technology assets related to the Global Pet Supplies segment, 17 years for technology assets associated with the Global Batteries and Personal Care segment, 20 years for customer relationships, and 4 years for trade names.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, the Predecessor Company conducted impairment testing of goodwill and indefinite-lived intangible assets. As a result of this testing the Predecessor Company recorded non-cash pretax impairment charges of approximately $34,391, $861,234 and $362,452 in the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively. The $34,391 recorded during the eleven month period ended August 30, 2009 related to impaired trade name intangible assets. Of the Fiscal 2008 impairment, approximately $601,934 of the charge related to impaired goodwill and $259,300 related to impaired trade name intangible assets. Of the Fiscal 2007 impairment, approximately $338,052 of the charge related to impaired goodwill and $24,400 related to impaired trade name intangible assets. (See also Note 3(i), Significant Accounting Policies—Intangible Assets, for further details on the impairment charges).

As previously disclosed, the Company has designated the growing products portion of the Home and Garden Business and the Canadian division of the Home and Garden Business as discontinued operations. In accordance with ASC 360, long-lived assets to be disposed are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2008, the Company recorded a non-cash pretax charge of $5,700 in discontinued operations to reduce the carrying value of intangible assets related to the growing products portion of the Home and Garden Business in order to reflect the estimated fair value of this business. (See also Note 10, Discontinued Operations, for additional information regarding this impairment charge). During Fiscal 2007, the Company recorded a non-cash pretax charge of approximately $44,507 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

division of the Home and Garden Business in order to reflect the estimated fair value of this business. Approximately $14,122 of this charge related to impaired goodwill, approximately $9,136 related to impaired trade name intangible assets, and approximately $4,249 related to impaired customer relationship intangibles. (See also Note 10, Discontinued Operations, for additional information relating to this impairment charge).

The amortization expense related to intangibles subject to amortization for the Successor Company for the one month period ended September 30, 2009, Predecessor Company for the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 is as follows:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008(A)	2007(A)
Proprietary technology amortization	$515	$3,448	$3,934	$3,601
Customer list amortization	2,988	14,920	23,327	9,737
Trade names amortization	10	731	426	508

	$3,513	$19,099	$27,687	$13,846

(A)	Fiscal 2007 does not include amortization expense associated with the Home and Garden Business, as the Home and Garden Business was designated a discontinued operation in Fiscal 2007, in accordance with ASC 360. Fiscal 2008 includes amortization expense related to Fiscal 2007, as a result of the reclassification of the Home and Garden Business as a continuing operation during Fiscal 2008. (See also Note 12, Segment Results, for further details on amortization expense related to the Home and Garden Business).

The Company estimates annual amortization expense for the next five fiscal years will approximate $41,500 per year.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(8) Debt

Debt consists of the following:

	Successor Company		Predecessor Company
	September 30, 2009		September 30, 2008
	Amount	Rate(A)	Amount	Rate(A)
Senior Subordinated Notes, due February 1, 2015	$—	—	$700,000	7.4%
Senior Subordinated Notes, due October 2, 2013	—	—	347,012	12.0%
Term Loan B, U.S. Dollar, expiring June 30, 2012	973,125	8.1%	976,458	6.8%
Term Loan, Euro, expiring June 30, 2012	371,874	8.6%	369,283	9.6%
Senior Subordinated Notes, due October 1, 2013	—	—	2,873	8.5%
Revolving Credit Facility, expiring September 28, 2011	—	—	80,000	5.0%
Senior Subordinated Notes, due August 28, 2019	218,076	12.0%	—	—
ABL Revolving Credit Facility, expiring March 31, 2012	33,225	6.6%	—	—
Supplemental Loan, expiring March 31, 2012	45,000	17.7%	—	—
Other notes and obligations	5,919	6.2%	34,210	9.7%
Capitalized lease obligations	12,924	4.9%	13,583	4.9%

	1,660,143		2,523,419
Fair value adjustment as a result of fresh-start reporting valuation	(76,608)		—
Less current maturities	53,578		48,637

Long-term debt	$1,529,957		$2,474,782

(A)	Interest rates on senior credit facilities represent the period-end weighted average rates on balances outstanding exclusive of the effects of any interest rate swaps. Although the ABL Revolving Credit Facility does not mature until March 31, 2012, the balance is included in current maturities in accordance with GAAP as a result of a lock-box arrangement required under the ABL Revolving Credit Facility.

The Successor Company’s aggregate scheduled maturities of debt as of September 30, 2009 are as follows:

2010	$53,577
2011	14,546
2012	1,363,553
2013	636
2014	636
Thereafter	227,195

$1,660,143

The Successor Company’s aggregate capitalized lease obligations included in the amounts above are payable in installments of $792 in 2010, $905 in 2011, $835 in 2012, $636 in 2013, $636 in 2014 and $9,120 thereafter.

Restructuring of Pre-Petition Indebtedness

The Bankruptcy Filing, as described in Note 2, Voluntary Reorganization Under Chapter 11, constituted an event of default under the Company’s senior secured term credit facility agreement and the respective indentures governing the Company’s Senior Subordinated Notes. In addition, on February 2, 2009, the Company did not

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

make a $25,813 interest payment due February 2, 2009 on the Company’s 7 3/8 Notes. While the Company’s pre-petition asset-based revolving credit facility agreement also provided for an event of default in the event of a bankruptcy filing, the credit agreement and related guarantee and collateral agreement were amended in connection with the Bankruptcy Cases to provide new debtor-in-possession financing for the Debtors.

Pursuant to and in accordance with the Plan, the allowed claims in the Bankruptcy Cases with respect to the senior secured term credit facility were reinstated and, as further described under “Senior Term Credit Facility” below, the Company entered into two amendments to the senior secured term credit facility agreement.

Also pursuant to and in accordance with the Plan, the Company refinanced its Senior Subordinated Notes. On the Effective Date, pursuant to the Plan, the Successor Company and its United States subsidiaries, as guarantors, entered into an indenture (the “2019 Indenture”) with U.S. Bank National Association, as trustee (the “Trustee”), and the Successor Company issued the 12% Notes in the aggregate principal amount of $218,076 under the 2019 Indenture for the benefit of holders of allowed claims with respect to the Company’s Senior Subordinated Notes. For more information on the 12% Notes and the 2019 Indenture, see the description under “12% Notes” below. The Successor Company also issued an aggregate of 27,030 shares of its common stock, to holders of such Senior Subordinated Notes.

Finally, pursuant to and in accordance with the Plan, the Company’s debtor-in-possession credit facility for the Bankruptcy Cases was refinanced through a $242,000 asset-based revolving loan facility pursuant to a credit agreement among the Debtors, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto. For more information on the terms of the facility, see the description under “ABL Revolving Credit Facility” below. In addition, pursuant to and in accordance with the Plan, the Successor Company, in accordance with an agreement executed by the Predecessor Company on March 5, 2009, issued an aggregate of 2,970 shares of its common stock to participants in the Company’s supplemental debtor-in-possession credit facility in respect of the equity fee earned under the facility.

Senior Term Credit Facility

During the second quarter of Fiscal 2007, the Predecessor Company refinanced its then outstanding senior credit facility with a new senior secured credit facility pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000,000 U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200,000 U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262,000 Term Loan facility (the “Euro Facility”), and a $50,000 synthetic letter of credit facility (the “L/C Facility” and together with the U.S Dollar Term B Loan, the U.S. Dollar Term B II Loan and the Euro Facility, collectively, the “Senior Term Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under the Predecessor Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of the Predecessor Company’s senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, upon the day that is five business days prior to maturity of the Senior Credit Agreement. In connection with the the Company’s emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, the Successor Company entered into certain amendments to the Senior Credit Agreement the “Term Credit Amendments.” Among other things, the Term

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Credit Amendments provide for a minimum Eurodollar interest rate floor of 1.50%, interest spreads over market rates of 6.5% for the U.S. Dollar Term B Loan and 7.00% for the Euro Facility, increases to the maximum Senior Secured Leverage Ratio and a shortened maturity date of June 30, 2012.

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

During the eleven month period ended August 30, 2009, the Company made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $12,666 under the Senior Credit Agreement. During the eleven month period ended August 30, 2009 and pursuant to an order from the Bankruptcy Court entered on April 22, 2009, the Company made certain adequate protection payments with respect to the Senior Term Credit Facility. These payments included fees, costs and expenses incurred by the agent under the Senior Term Credit Facility and the agent’s professionals. The Company also made certain cash payments of interest at the non-default rate as and when due pursuant to the terms of the Senior Credit Agreement. In connection with the Company’s emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code and the Term Credit Amendments, the Company agreed to incur non-cash default interest at 1.50% for the pendency of the Bankruptcy Cases. As a result, $8,360 of principal was added to the U.S. Dollar Term B Loan and €2,190 ($3,155) of principal was added to the Euro Facility at August 28, 2009 related to such default interest.

During the one month period ended September 30, 2009, the Company made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $3,410 under the Senior Credit Agreement.

At September 30, 2009, the aggregate amount outstanding under the Successor Company’s senior secured term credit facility totaled a U.S. Dollar equivalent of $1,391,459, consisting of principal amounts of $973,125 under the U.S. Dollar Term B Loan, €254,970 under the Euro Facility (USD $371,874 at September 30, 2009) as well as letters of credit outstanding under the L/C Facility totaling $46,460.

As of September 30, 2009, the Successor Company was in compliance with all covenants under the Senior Credit Agreement.

ABL Revolving Credit Facility

On August 28, 2009, in connection with the Company’s emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code, the Successor Company entered into a $242,000 U.S. Dollar asset based revolving loan facility (the “ABL Revolving Credit Facility” and together with the Senior Term Credit Facility, the “Senior Credit Facilities”) pursuant to a credit agreement (the “ABL Credit Agreement”) with General Electric Capital Corporation as administrative and co-collateral agent (the “Agent”) with a participating interest from the Significant Noteholders and certain of their affiliates. The ABL Revolving Credit Facility replaced the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Company’s debtor-in-possession credit facility, which was simultaneously repaid using cash on hand generated from the Company’s operations and available cash from prior borrowings under the ABL Revolving Credit Facility. The ABL Revolving Credit Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based revolving loan, in an amount up to $45,000.

The Revolving Loans may be drawn, repaid and reborrowed without premium or penalty. The Supplemental Loan shall be repaid after payment in full of the Revolving Loans and all other obligations due and payable under the ABL Revolving Credit Facility. The proceeds of borrowings under the ABL Revolving Credit Facility and Supplemental Loan are to be used for costs, expenses and fees in connection with the ABL Revolving Credit Facility, for working capital requirements of the Company and its subsidiaries’, restructuring costs, and other general corporate purposes.

The ABL Revolving Credit Facility carries an interest rate, at the Company’s option, of either (a) the base rate plus 3.00% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.00% per annum, except that the Supplemental Loan carries an interest rate, equal to the Eurodollar Rate plus 14.50% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 2.50%. For purposes of the Supplemental Loans, the Eurodollar Rate shall at no time be less than 3.00%. The ABL Revolving Credit Facility will mature on March 31, 2012.

As a result of borrowings and payments under the ABL Revolving Credit Facility during the one month period ended September 30, 2009, the Successor Company had aggregate borrowing availability of approximately $128,842, net of lender reserves of $20,414 and outstanding letters of credit of $6,000 under the ABL Revolving Credit Facility.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

At September 30, 2009, the Successor Company had an aggregate amount outstanding under the ABL Revolving Credit Facility which totaled $84,225 under the Revolving ABL Credit Facility, which includes the Supplemental Loan of $45,000 and $6,000 in outstanding letters of credit.

As of September 30, 2009, the Successor Company was in compliance with all covenants under the ABL Credit Agreement.

12% Notes

On August 28, 2009, in connection with emergence from the Voluntary Reorganization Under Chapter 11 and pursuant to the Plan, the Successor Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Successor Company may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Term Credit Amendments, the Successor Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes require the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company , as defined in such indenture.

As of September 30, 2009, the Successor Company had outstanding principal of $218,076 under the 12% Notes.

The indenture governing the 12% Notes, or the 2019 Indenture, contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes, may declare the acceleration of the amounts due under those notes.

As of September 30, 2009, the Successor Company was in compliance with all covenants under the 12% Notes. The Successor Company, however, is subject to certain limitations as a result of the Company’s Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, the Successor Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Successor Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

(9) Income Taxes

Income tax (benefit) expense was calculated based upon the following components of income from continuing operations before income tax:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Pretax (loss) income:
United States	$(28,043)	$936,379	$(654,003)	$(544,967)
Outside the United States	8,043	186,975	(260,815)	37,712

Total pretax (loss) income	$(20,000)	$1,123,354	$(914,818)	$(507,255)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The components of income tax expense (benefit) are as follows:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Current:
Federal	$—	$—	$—	$(219)
Foreign	3,111	24,159	20,964	15,445
State	282	(364)	2,089	1,245

Total current	3,393	23,795	23,053	16,471
Deferred:
Federal	49,790	(1,599)	27,109	57,382
Foreign	(1,266)	1,581	(63,064)	(16,140)
State	(724)	(1,166)	3,442	(1,944)

Total deferred	47,800	(1,184)	(32,513)	39,298

Income tax (benefit) expense	$51,193	$22,611	$(9,460)	$55,769

The following reconciles the Federal statutory income tax rate with the Company’s effective tax rate:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%	35.0%
Permanent items	(4.5)	1.0	(0.8)	(1.2)
Revaluation of Deferred Taxes	(0.7)	—	0.2	5.6
Foreign statutory rate vs. U.S. statutory rate	3.6	(0.8)	(1.8)	0.9
State income taxes, net of federal benefit	3.9	(0.6)	1.4	2.4
Net nondeductible (deductible) interest expense	—	—	0.2	0.2
ASC 350 Impairment	—	—	(11.2)	(10.3)
Fresh-start reporting valuation adjustment(A)	—	(33.9)	—	—
Gain on settlement of liabilities subject to compromise	—	4.5	—	—
Professional fees incurred in connection with Bankruptcy Filing	—	1.4	—	—
Residual tax on foreign earnings	(284.7)	—	(0.5)	—
Valuation allowance(B)	(7.4)	(4.6)	(23.5)	(42.5)
Other	(1.2)	—	2.0	—

	(256.0)%	2.0%	1.0%	(9.9)%

(A)	Includes the adjustment to the valuation allowance resulting from fresh-start reporting.
(B)	Includes the adjustment to the valuation allowance resulting from the Plan.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The tax effects of temporary differences, which give rise to significant portions of the deferred tax assets and deferred tax liabilities, are as follows:

	Successor Company	Predecessor Company
	September 30,
	2009	2008
Current deferred tax assets:
Employee benefits	$20,908	$4,545
Restructuring	11,396	1,460
Inventories and receivables	9,657	14,035
Marketing and promotional accruals	5,458	3,788
Foreign currency hedges	—	3,800
Other	13,107	18,313
Valuation allowance	(16,413)	(26,544)

Total current deferred tax assets	44,113	19,397
Current deferred tax liabilities:
Inventory	(11,560)	(1,143)
Other	(4,416)	(4,297)

Total current deferred tax liabilities	(15,976)	(5,440)

Net current deferred tax assets	$28,137	$13,957

Noncurrent deferred tax assets:
Employee benefits	$3,564	$7,398
Restructuring and purchase accounting	26,921	13,335
Marketing and promotional accruals	845	932
Net operating loss and credit carry forwards	291,642	447,329
Prepaid royalty	14,360	—
Property, plant and equipment	2,798	—
Other	17,585	10,729
Valuation allowance	(116,275)	(469,426)

Total noncurrent deferred tax assets	241,440	10,297
Noncurrent deferred tax liabilities:
Property, plant, and equipment	(19,552)	(22,778)
Unrealized gains	(15,275)	(4,044)
Intangibles	(430,815)	(93,749)
Other	(3,296)	(4,400)

Total noncurrent deferred tax liabilities	(468,938)	(124,971)

Net noncurrent deferred tax liabilities	$(227,498)	$(114,674)

Net current and noncurrent deferred tax liabilities	$(199,361)	$(100,717)

The Successor Company recorded residual U.S. and foreign taxes on approximately $165,937 of actual and deemed distributions of foreign earnings resulting in an increase in tax expense of approximately $58,295. The Company made these distributions, which were primarily non-cash distributions, to reduce the current year U.S. tax loss associated with Internal Revenue Code (“IRC”) Section 382 restrictions. Remaining undistributed earnings of

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

the Company’s foreign operations amounting to approximately $156,270 and $357,933 at September 30, 2009 (Successor Company) and September 2008 (Predecessor Company), respectively, are intended to remain permanently invested. Accordingly, no residual income taxes have been provided on those earnings at September 30, 2009 and 2008. If at some future date, these earnings cease to be permanently invested the Company may be subject to United States income taxes and foreign withholding and other taxes on such amounts. If such earnings were not considered permanently reinvested, a deferred tax liability of approximately $58,000 would be required.

The Successor Company, as of September 30, 2009, has U.S. federal and state net operating loss carryforwards of approximately $597,595 and $642,640, respectively which will expire between 2010 and 2029. The Company has foreign net operating loss carryforwards of approximately $137,852 which will expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. The Predecessor Company, as of September 30, 2008 has U.S. federal, state and foreign net operating loss carryforwards of approximately $960,554, $854,264 and $141,653 respectively. The Company is subject to an annual limitation on the use of its net operating losses that arose prior to its emergence from bankruptcy. The Company has had multiple changes of ownership, as defined under IRC Section 382, that subject the Company’s US federal and state net operating losses and other tax attributes to certain limitations. The annual limitation is based on a number of factors including the value of the Company’s stock (as defined for tax purposes) on the date of the ownership change, its net unrealized built in gain position on that date, the occurrence of realized built in gains in years subsequent to the ownership change, and the effects of subsequent ownership changes (as defined for tax purposes) if any. Based on these factors, the Company projects that $148,784 of the total U.S. federal and $311,385 of the state net operating loss carryforwards will expire unused. The Company has provided a full valuation allowance against the deferred tax asset.

The Predecessor Company recognized income tax expense of approximately $124,054 related to the gain on the settlement of liabilities subject to compromise and the modification of the senior secured credit facility in the eleven month period ended August 30, 2009. The Company, intends, in accordance with the IRC Section 108 to reduce its net operating loss carryforwards for any cancellation of debt income that arises from it’s emergence from Chapter 11 of the Bankruptcy Code, under IRC Section 382(1)(6).

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability of the Company to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. As of September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company), the Company’s valuation allowance, established for the tax benefit that may not be realized, totaled approximately $132,688 and $495,970, respectively. As of September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company), approximately $108,493 and $467,546, respectively related to U.S. net deferred tax assets, and approximately $24,195 and $28,424, respectively related to foreign net deferred tax assets. The decrease in the allowance during Fiscal 2009 totaled approximately $363,282, of which approximately $359,053 related to a decrease in the valuation allowance against U.S. net deferred tax assets, and approximately $4,229 related to a decrease in the valuation allowance against foreign net deferred tax assets. Included in the total change in the valuation allowance related to the U.S. deferred tax assets, approximately $47,443 was recorded as a reduction to goodwill. Beginning October 1, 2009, pursuant to ASC Topic 805: “Business Combinations,” formerly SFAS No. 141(R), “Business Combinations,” any reduction to the valuation allowance will be reflected through continued operations.

The Company adopted ASC 740 on October 1, 2007 to evaluate its uncertain tax positions. The total amount of unrecognized tax benefits on the Predecessor Company’s Consolidated Statements of Financial Position at September 30, 2008 and August 30, 2009 and the Successor Company at September 30, 2009 are $6,755, $7,636,

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

and $7,765 respectively that if recognized will affect the effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The Predecessor Company as of September 30, 2008 and August 30, 2009 the Successor Company as of September 30, 2009 had approximately $1,856, $2,840, and $3,021, respectively of accrued interest and penalties related to uncertain tax positions. The impact related to interest and penalties on the Consolidated Statements of Operations for the eleven months period ended August 30, 2009 (Predecessor Company) and the one month period ended September 30, 2009 (Successor Company) was not material.

As of September 30, 2009, the Successor Company does not expect any significant changes in the unrecognized tax benefits within twelve months.

The following table summarizes the changes to the amount of unrecognized tax benefits of the Predecessor Company for the year ended September 30, 2008, the eleven month period ended August 30, 2009 and the Successor Company for the one month period ended September 30, 2009:

Unrecognized tax benefits at October 1, 2007 (Predecessor Company)	$7,259
Gross decrease – tax positions in prior period	(271)
Gross increase – tax positions in current period	501
Settlements	(734)

Unrecognized tax benefits at September 30, 2008 (Predecessor Company)	6,755
Gross increase – tax positions in prior period	26
Gross decrease – tax positions in prior period	(11)
Gross increase – tax positions in current period	1,673
Lapse of statutes of limitations	(807)

Unrecognized tax benefits at August 30, 2009 (Predecessor Company)	7,636
Gross decrease – tax positions in prior period	(15)
Gross increase – tax positions in current period	174
Lapse of statutes of limitations	(30)

Unrecognized tax benefits at September 30, 2009 (Successor Company)	$7,765

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S., federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2005 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2005 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2006, 2007 and 2008 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

The Company cannot predict the ultimate outcome of its current tax examinations. However, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

ASC 350 requires companies to test goodwill and indefinite-lived intangible assets for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. During the

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, the Predecessor Company, as a result of its testing, recorded non-cash pre tax impairment charges of $34,391, $861,234 and $$362,452, respectively. The tax impact, prior to consideration of the current year valuation allowance, of the impairment charges was a deferred tax benefit of $12,965, $142,877 and $76,500 during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively, as a result of a significant portion of the impaired assets not being deductible for tax purposes in 2008.

(10) Discontinued Operations

The Predecessor Company, in the third quarter of its fiscal year ended September 30, 2006, engaged advisors to assist it in exploring possible strategic options, including divesting certain assets, in order to reduce its outstanding indebtedness. In connection with this undertaking, during the first quarter of Fiscal 2007 the Predecessor Company approved and initiated a plan to sell the Home and Garden Business, which at the time was comprised of U.S. and Canadian divisions and was engaged in the manufacturing and marketing of lawn and garden and insect control products as well as growing media products. As a result, the Predecessor Company designated certain assets and liabilities related to the Home and Garden Business as held for sale and designated the Home and Garden Business as discontinued operations.

On November 1, 2007, the Predecessor Company sold the Canadian division of the Home and Garden Business, which operated under the name Nu-Gro, to a new company formed by RoyCap Merchant Banking Group and Clarke Inc. Cash proceeds received at closing, net of selling expenses, totaled $14,931 and were used to reduce outstanding debt. These proceeds are included in net cash provided by investing activities of discontinued operations in the accompanying Consolidated Statements of Cash Flows. On February 5, 2008, the Predecessor Company finalized the contractual working capital adjustment in connection with this sale which increased proceeds received by the Predecessor Company by $500. As a result of the finalization of the contractual working capital adjustments the Predecessor Company recorded a loss on disposal of $1,087, net of tax benefit.

During the second quarter of Fiscal 2008 the Predecessor Company determined that in view of the difficulty in predicting the timing or probability of a sale of the Home and Garden Business, the requirements of ASC 360, necessary to classify the Home and Garden Business as discontinued operations were no longer met. As a result, effective December 31, 2007, the Predecessor Company reclassified the Home and Garden Business, which had been designated as a discontinued operation since October 1, 2006, as a continuing operation.

On November 11, 2008, the Predecessor Board approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The shutdown of the growing products portion of the Home and Garden Business was completed during the second quarter of Fiscal 2009.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the one month period ended September 30, 2009, the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Net sales	$—	$31,306	$261,439	$232,010

Income (loss) from discontinued operations before income taxes	$408	$(91,293)	$(27,124)	$6,359
Provision for income tax benefit	—	(4,491)	(2,182)	—

Income (loss) from discontinued operations, net of tax	$408	$(86,802)	$(24,942)	$6,359

The presentation herein of the results of continuing operations has been changed to exclude the Canadian division of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for Fiscal 2008 and 2007, respectively:

	Predecessor Company
	2008	2007
Net sales	$4,732	$88,724

Loss from discontinued operations before income taxes	$(1,896)	$(46,324)
Provision for income tax benefit	(651)	(6,276)

Loss from discontinued operations (including loss on disposal of $1,087 in 2008), net of tax	$(1,245)	$(40,048)

In accordance with ASC 360, long-lived assets to be disposed of by sale are recorded at the lower of their carrying value or fair value less costs to sell. During Fiscal 2007, the Predecessor Company recorded a non-cash pretax charge of $44,507 in discontinued operations to reduce the carrying value of certain assets, principally consisting of goodwill and intangible assets, related to the Canadian division of the Home and Garden Business, in order to reflect the estimated fair value of this business. Such estimated fair value was based on a range of estimated sales values. In addition, during Fiscal 2008 the Predecessor Company recorded a non-cash pretax charge of $5,700 in discontinued operations to reduce the carrying value of intangible assets related to the growing products portion of the Home and Garden Business in order to reflect such intangible assets at their estimated fair value. (See also Note 6, Assets Held for Sale, where the specific assets and liabilities to be sold are further discussed).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(11) Employee Benefit Plans

Pension Benefits

The Company has various defined benefit pension plans covering some of its employees in the United States and certain employees in other countries, primarily the United Kingdom and Germany. Plans generally provide benefits of stated amounts for each year of service. The Company funds its U.S. pension plans at a level to maintain, within established guidelines, the IRS-defined 94 percent current liability funded status. At January 1, 2009, the date of the most recent calculation, all U.S. funded defined benefit pension plans reflected a current liability funded status equal to or greater than 94 percent. Additionally, in compliance with the Company’s funding policy, annual contributions to non-U.S. defined benefit plans are equal to the actuarial recommendations or statutory requirements in the respective countries.

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

Other Benefits

Under the Rayovac postretirement plan the Company provides certain health care and life insurance benefits to eligible retired employees. Participants earn retiree health care benefits after reaching age 45 over the next 10 succeeding years of service and remain eligible until reaching age 65. The plan is contributory; retiree contributions have been established as a flat dollar amount with contribution rates expected to increase at the active medical trend rate. The plan is unfunded. The Company is amortizing the transition obligation over a 20-year period. During Fiscal 2007 the Predecessor Company recognized a curtailment gain of approximately $2,417 associated with this plan as retirees now pay the full actuarial cost for health care benefits offered under this plan.

Under the Tetra U.S. postretirement plan the Company provides postretirement medical benefits to full-time employees who meet minimum age and service requirements. The plan is contributory with retiree contributions adjusted annually and contains other cost-sharing features such as deductibles, coinsurance and copayments. During Fiscal 2007 the Predecessor Company terminated this plan which resulted in a gain of approximately $2,730.

Effective September 30, 2007, the Company adopted ASC Topic 715: “Compensation-Retirement Benefits,” formerly SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (“ASC 715”). The recognition and disclosure provisions of this statement requires recognition of the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in the statement of financial position, and to recognize changes in that funded status in AOCI in the year in which the adoption occurs. The measurement date provisions of ASC 715, became effective during Fiscal 2009 and the Company now measures all of its defined benefit pension and postretirement plan assets and obligations as of September 30, which is the Company’s fiscal year end.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following tables provide additional information on the Company’s pension and other postretirement benefit plans:

	Successor Company	Predecessor Company	Successor Company	Predecessor Company
	Pension and Deferred Compensation Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation, beginning of year	$112,444	$118,589	$402	$458
Service cost	2,279	2,616	6	13
Interest cost	7,130	6,475	26	27
Other events	—	66	—	—
Actuarial (gain) loss	17,457	(9,874)	51	(75)
Participant contributions	334	320	—	—
Benefits paid	(6,353)	(8,159)	(9)	(21)
Foreign currency exchange rate changes	(539)	(659)	—	—

Benefit obligation, end of year	$132,752	$109,374	$476	$402

Change in plan assets
Fair value of plan assets, beginning of year	$70,412	$73,422	$—	$—
Actual return on plan assets	1,564	(3,301)	—	—
Employer contributions	9,749	7,344	9	21
Employee contributions	3,626	2,081	—	—
Benefits paid	(6,353)	(8,159)	(9)	(21)
Plan expenses paid	(222)	(178)	—	—
Foreign currency exchange rate changes	(431)	(797)	—	—

Fair value of plan assets, end of year	$78,345	$70,412	$—	$—

Funded status before fourth quarter contributions	$(54,407)	$(38,962)	$(476)	$(402)
Fourth quarter contributions	—	548	—	—

Accrued Benefit Cost	$(54,407)	$(38,414)	$(476)	$(402)

Weighted-average assumptions:
Discount rate	5.0%-11.8%	5.0%-11.8%	5.5%	6.75%
Expected return on plan assets	4.5%-8.0%	4.5%-8.0%	N/A	N/A
Rate of compensation increase	0%-4.6%	0%-4.6%	N/A	N/A

The net underfunded status as of September 30, 2009 of $54,407 is recognized in the accompanying Consolidated Statement of Financial Position within Employee benefit obligations, net of current portion. Included in the Successor Company’s AOCI as of September 30, 2009 are unrecognized net losses of $220 which have not yet been recognized as components of net periodic pension cost. The net loss in AOCI expected to be recognized during Fiscal 2010 is $83.

At September 30, 2009, the Successor Company’s total pension and deferred compensation benefit obligation of $132,752 consisted of $44,842 associated with U.S. plans and $87,910 associated with international plans. The fair value of the Successor Company’s assets of $78,345 consisted of $33,191 associated with U.S. plans and $45,154 associated with international plans. The weighted average discount rate used for the Successor

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Company’s domestic and international plans was approximately 5.5%. The weighted average expected return on plan assets used for the Successor Company’s domestic plans was approximately 8.0% and approximately 5.4% for its international plans.

At September 30, 2008, the Predecessor Company’s total pension and deferred compensation benefit obligation of $109,374 consisted of $36,116 associated with U.S. plans and $73,258 associated with international plans. The fair value of the Predecessor Company’s assets of $70,412 consisted of $30,137 associated with U.S. plans and $40,275 associated with international plans. The weighted average discount rate used for the Predecessor Company’s domestic plans was approximately 6.8% and approximately 6.4% for its international plans. The weighted average expected return on plan assets used for the Predecessor Company’s domestic plans was approximately 8.0% and approximately 5.3% for its international plans.

	Pension and Deferred Compensation Benefits				Other Benefits
	Successor Company	Predecessor Company			Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Components of net periodic benefit cost
Service cost	$211	$2,068	$2,616	$3,197	$1	$8	$13	$223
Interest cost	612	6,517	6,475	6,294	2	24	27	163
Expected return on assets	(417)	(4,253)	(4,589)	(4,146)	—	—	—	—
Amortization of prior service cost	—	202	371	703	—	—	—	—
Amortization of transition obligation	—	—	—	—	—	—	—	—
Curtailment loss	—	300	11	—	—	—	—	—
Recognized net actuarial loss (gain)	—	37	136	208	(5)	(53)	(61)	(58)

Net periodic cost (benefit)	$406	$4,871	$5,020	$6,256	$(2)	$(21)	$(21)	$328

The discount rate is used to calculate the projected benefit obligation. The discount rate used is based on the rate of return on government bonds as well as current market conditions of the respective countries where such plans are established.

Below is a summary allocation of all pension plan assets along with expected long-term rates of return by asset category as of the measurement date.

	Weighted Average Allocation
	Target	Actual
Asset Category	2009	2009	2008
Equity Securities	0-60%	46%	36%
Fixed Income Securities	0-40%	16%	16%
Other	0-100%	38%	48%

Total	100%	100%	100%

The weighted average expected long-term rate of return on total assets is 6.5%.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The Company has established formal investment policies for the assets associated with these plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Specific asset class targets are based on the results of periodic asset liability studies. The investment policies permit variances from the targets within certain parameters. The weighted average expected long-term rate of return is based on a Fiscal 2009 review of such rates. The plan assets currently do not include holdings of Spectrum common stock.

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

The Successor Company expects to make minimal contributions to its pension plans in 2010. The Successor Company’s expected future pension benefit payments for Fiscal 2010 through our fiscal year 2018 are as follows:

2010	$4,556
2011	4,813
2012	5,089
2013	5,454
2014	5,571
2015 to 2018	33,835

The Predecessor Company sponsored a supplemental executive retirement plan for eligible employees, which was terminated on December 31, 2008. The full value of the account for each participant was paid to those participants on January 15, 2009. As of September 30, 2008, the Predecessor Company had recorded an obligation of $983 related to the plan.

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the IRC. Prior to April 1, 2009, the Predecessor Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Predecessor Company suspended all contributions to its U.S. subsidiaries defined contribution pension plans effective April 1, 2009. Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Successor Company contributions charged to operations, including discretionary amounts, for the one month period ended September 30, 2009 were $44. Predecessor Company contributions charged to operations, including discretionary amounts, for the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 were $2,623, $5,083 and $4,109, respectively.

(12) Segment Information

The Company manages its business in three operating segments: (i) Global Batteries & Personal Care; (ii) Global Pet Supplies; and (iii) the Home and Garden Business.

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

The operating segment profits do not include restructuring and related charges, interest expense, interest income, impairment charges and income tax expense. Expenses associated with the Company’s global operations group, which consisted of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain are included in the determination of operating segment profits, as well as certain general and administrative expenses necessary to reflect the operating segments on a standalone basis. Corporate expenses include primarily general and administrative expenses associated with corporate overhead and global long-term incentive compensation plans. All depreciation and amortization included in income from operations is related to operating segments or corporate expense. Costs are identified to operating segments or corporate expense according to the function of each cost center.

All capital expenditures are related to operating segments. Variable allocations of assets are not made for segment reporting.

Segment information for the Successor Company for the one month period ended September 30, 2009, and the Predecessor Company for the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 is as follows:

Net sales to external customers

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Global Batteries & Personal Care	$146,139	$1,188,902	$1,493,736	$1,431,475
Global Pet Supplies	56,270	517,601	598,618	563,047
Home and Garden	17,479	304,145	334,217	338,154

Total segments	$219,888	$2,010,648	$2,426,571	$2,332,676

Depreciation and amortization

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009(B)	Eleven Months Ended August 30, 2009	2008	2007
Global Batteries & Personal Care	$4,728	$21,933	$32,535	$33,660
Global Pet Supplies	2,580	19,832	22,891	22,269
Home and Garden(A)	1,320	11,073	21,636	—

Total segments	8,628	52,838	77,062	55,929
Corporate	43	5,642	7,959	21,496

Total Depreciation and amortization	$8,671	$58,480	$85,021	$77,425

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(A)	Fiscal 2007 does not include depreciation and amortization expense associated with the Home and Garden Business as, in accordance with ASC 360, the Home and Garden Business was designated a discontinued operation in Fiscal 2007. Fiscal 2008 includes depreciation and amortization expense of $10,821 related to Fiscal 2007 as a result of the reclassification of the Home and Garden Business as a continuing operation during Fiscal 2008.
(B)	The one month period ended September 30, 2009 includes increased depreciation and amortization of $1,655 and $1,703, respectively, related to valuation of the Company’s assets during fresh-start reporting. (See also Note 2, Voluntary Reorganization Under Chapter 11, for additional information regarding fresh-start reporting).

Segment profit

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Global Batteries & Personal Care	$5,675	$159,400	$162,889	$143,850
Global Pet Supplies	3,178	61,455	68,885	71,038
Home and Garden(A)	(4,573)	46,458	29,458	40,671

Total segments	4,280	267,313	261,232	255,559
Corporate expenses	2,443	32,037	45,246	46,902
Restructuring and related charges	1,729	44,080	39,337	98,026
Goodwill and intangibles impairment	—	34,391	861,234	362,452
Interest expense(B)	16,962	172,940	229,013	255,765
Other (income) expense, net	(815)	3,320	1,220	(331)

Loss from continuing operations before reorganization items income taxes	$(16,039)	$(19,455)	$(914,818)	$(507,255)

(A)	Fiscal 2007 does not include depreciation and amortization expense associated with the Home and Garden Business as, in accordance with ASC 360, the Home and Garden Business was designated a discontinued operation in Fiscal 2007. Fiscal 2008 includes depreciation and amortization expense of $10,821 related to Fiscal 2007 as a result of the reclassification of the Home and Garden Business from a discontinued operation to a continuing operation during Fiscal 2008.
(B)

Fiscal 2007 includes $24,576 in debt issuance costs and $11,649 in prepayment penalties in connection with the refinancing of the Predecessor Company’s previously existing senior credit facilities and the exchange of a portion of the Predecessor Company’s outstanding 8 1/2 Notes for the Variable Rate Notes pursuant to the terms of an exchange offer, both of which occurred on March 30, 2007. (See also Note 8, Debt, for additional information related to the Company’s refinancing).

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Segment total assets

	Successor Company	Predecessor Company
	September 30,
	2009	2008
Global Batteries & Personal Care	$1,608,269	$1,182,515
Global Pet Supplies	866,901	700,475
Home and Garden	504,448	289,628

Total segments	2,979,618	2,172,618
Corporate	41,128	74,861

Total assets at year end	$3,020,746	$2,247,479

Segment long-lived assets

	Successor Company	Predecessor Company
	September 30,
	2009	2008
Global Batteries & Personal Care	$1,052,907	$580,358
Global Pet Supplies	679,009	514,756
Home and Garden	432,200	147,222

Total segments	2,164,116	1,242,336
Corporate	37,894	51,546

Long-lived assets at year end	$2,202,010	$1,293,882

Capital expenditures

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Global Batteries & Personal Care	$2,311	$6,642	$8,198	$13,137
Global Pet Supplies	288	1,260	8,231	8,964
Home and Garden	119	164	2,102	1,076

Total segments	2,718	8,066	$18,531	$23,177
Corporate	—	—	397	—

Total Capital expenditures	$2,718	$8,066	$18,928	$23,177

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Geographic Disclosures—Net sales to external customers

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
United States	$113,407	$1,166,920	$1,272,100	$1,144,470
Outside the United States	106,481	843,728	1,154,471	1,188,206

Total net sales to external customers	$219,888	$2,010,648	$2,426,571	$2,332,676

Geographic Disclosures—Long-lived assets

	Successor Company	Predecessor Company
	September 30,
	2009	2008
United States	$1,410,459	$683,557
Outside the United States	791,551	610,325

Long-lived assets at year end	$2,202,010	$1,293,882

(13) Commitments and Contingencies

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,426, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes”. Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At September 30, 2009 (Successor Company) and September 30, 2008 (Predecessor Company), these amounts totaled approximately $4,661 and $14,243, respectively, and are included in Other long-term liabilities in the accompanying Consolidated Statements of Financial Position.

The Company is a defendant in various other matters of litigation generally arising out of the normal course of business.

On February 3, 2009, the Company and all of the Company’s U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The Company and such subsidiaries emerged from bankruptcy on August 28, 2009. With the exception of Spectrum Jungle Labs Corporation, the related cases of the reorganized debtors were closed as of September 30, 2009. The Company continues to analyze proofs of claim filed with the bankruptcy court with respect to lease rejection damages and other unsecured claims generally, and the Company may, in its discretion and in accordance with the confirmed plan of reorganization,

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

file objections with the bankruptcy court to certain of such claims. This process will continue until those claims that the Company determines to address in the bankruptcy court are resolved. See Note 2, Voluntary Reorganization Under Chapter 11, for a further description of the Bankruptcy Cases.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on the results of operations, financial condition, liquidity or cash flow of the Company.

Successor Company’s minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Future minimum rental commitments under non-cancelable operating leases, principally pertaining to land, buildings and equipment, are as follows:

2010	$23,036
2011	20,372
2012	19,177
2013	15,459
2014	11,709
Thereafter	25,959

Total minimum lease payments	$115,712

All of the leases expire between Fiscal 2010 through September 30, 2018. Successor Company’s total rent expenses were $2,351 for the one month period ended September 30, 2009. Predecessor Company’s total rental expenses were $22,132, 37,068, and $31,733 for the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively.

(14) Related Party Transactions

On February 3, 2009, the Predecessor Company announced that it reached agreements with Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., D. E. Shaw Laminar Portfolios, L.L.C. (“Laminar”) and Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P. (collectively, the “Avenue Parties”), which, as of that date, in the aggregate, represented approximately 70% of the face value of Spectrum Brands’ outstanding public Senior Subordinated Notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce the Spectrum Brands’ then outstanding debt. Also on February 3, 2009, each of Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P., Laminar and the Avenue Parties holding Spectrum Brands’ then outstanding Senior Subordinated Notes agreed, pursuant to a support agreement and upon the terms and subject to the conditions in the agreement, to support the plan of reorganization as proposed and, upon receipt of a Bankruptcy Court approved disclosure statement and when properly solicited to do so, to vote all of their respective claims under the notes in favor of the plan. See Note 2, Voluntary Reorganization Under Chapter 11, for a further description of the Bankruptcy Cases.

Pursuant to the Plan, as of the Effective Date, Harbinger Capital Partners Master Fund I, Ltd., Harbinger Capital Partners Special Situations Fund, L.P. and Global Opportunities Breakaway Ltd. (collectively, the “Harbinger Parties”), Laminar and the Avenue Parties were issued shares of common stock of reorganized Spectrum Brands, Inc. and became holders of the 12% Notes.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

Pursuant to the Plan and in connection with its Chapter 11 reorganization, Spectrum Brands, Inc. converted from a Wisconsin corporation into a Delaware corporation and adopted a new certificate of incorporation and bylaws. The terms of the certificate of incorporation and bylaws were negotiated with certain representatives of the Harbinger Parties, Laminar and the Avenue Parties in the context of the reorganization and in consideration for the support of the Plan of each of the Harbinger Parties, Laminar and the Avenue Parties holding Spectrum Brands’ then existing Senior Subordinated Notes.

In addition, also pursuant to the Plan, each of the Harbinger Parties, Laminar and the Avenue Parties designated certain persons who were approved by Spectrum Brands’ then existing directors and the Bankruptcy Court and, pursuant to the Plan and effective as of the Effective Date, appointed together with Kent J. Hussey as directors of Spectrum Brands. These individuals continue to serve as the directors of Spectrum Brands.

Also in connection with its Chapter 11 reorganization, as of the Effective Date, Spectrum Brands entered into certain agreements with each of the Harbinger Parties, Laminar and the Avenue Parties governing various relationships between the Company and such parties as holders of its securities. These agreements include:

•

a registration rights agreement with respect to common stock of reorganized Spectrum Brands, Inc., other securities in respect of the common stock and other equity of reorganized Spectrum Brands, Inc.; and

•	a registration rights agreement with respect to the 12% Notes.

The terms of each of these agreements were negotiated in the context of the Company’s Chapter 11 reorganization and in consideration for the support of each of the Harbinger Parties, Laminar and the Avenue Parties of the Plan.

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

The Company reports restructuring and related charges relating to administrative functions in Operating expenses, such as initiatives impacting sales, marketing, distribution, or other non-manufacturing related functions. Restructuring and related charges reflected in Operating expenses include, but are not limited to, termination and related costs, any asset impairments relating to the functional areas described above, and other costs directly related to the initiatives implemented as well as consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure incurred prior to the Bankruptcy Filing.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes restructuring and related charges incurred by segment:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Cost of goods sold:
Global Batteries & Personal Care	$173	$11,857	$16,159	$18,126
Global Pet Supplies	5	1,332	340	13,154
Corporate	—	—	—	35

Total restructuring and related charges in cost of goods sold	178	13,189	16,499	31,315
Operating expense:
Global Batteries & Personal Care	370	8,393	12,012	30,375
Global Pet Supplies	35	4,411	2,702	9,292
Home and Garden	993	5,323	3,770	6,986
Corporate	153	12,764	4,354	20,058

Total restructuring and related charges in operating expense	1,551	30,891	22,838	66,711

Total restructuring and related charges	$1,729	$44,080	$39,337	$98,026

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes restructuring and related charges incurred by type of charge:

	Successor Company	Predecessor Company
	One Month Ended September 30, 2009	Eleven Months Ended August 30, 2009	2008	2007
Costs included in cost of goods sold:
Breitenbach, France facility closure:
Termination benefits	$—	$—	$—	$18
Other associated costs	—	—	—	468
United & Tetra integration:
Termination benefits	—	6	30	149
Other associated costs	—	—	299	13,005
European initiatives:
Termination benefits	—	—	(830)	7,494
Other associated costs	7	11	88	308
Latin America initiatives:
Termination benefits	—	207	—	712
Other associated costs	—	—	253	9,847
Global Realignment initiatives:
Termination benefits	—	333	106	(686)
Other associated costs	—	869	154	—
Ningbo Exit Plan:
Termination benefits	—	857	1,230	—
Other associated costs	165	8,461	15,169	—
Global Cost Reduction initiatives:
Termination benefits	—	200	—	—
Other associated costs	6	2,245	—	—

Total included in cost of goods sold	178	13,189	16,499	31,315
Costs included in operating expenses:
Breitenbach, France facility closure:
Other associated costs	—	(7)	—	—
United & Tetra integration:
Termination benefits	—	2,297	1,954	1,112
Other associated costs	(132)	427	883	12,800
European initiatives:
Termination benefits	—	—	—	(1,298)
Other associated costs	—	—	35	—
Latin America initiatives:
Termination benefits	—	—	64	363
Global Realignment:
Termination benefits	94	6,994	12,338	48,755
Other associated costs	45	3,440	7,564	4,979
Ningbo Exit Plan:
Termination benefits	—	—	—	—
Other associated costs	—	1,334	—	—
Global Cost Reduction initiatives:
Termination benefits	866	5,690	—	—
Other associated costs	678	10,716	—	—

Total included in operating expenses	1,551	30,891	22,838	66,711

Total restructuring and related charges	$1,729	$44,080	$39,337	$98,026

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2009 Restructuring Initiatives

The Predecessor Company implemented a series of initiatives within the Global Batteries & Personal Care segment and the Global Pet Supplies segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure. The Company recorded $1,550 and $18,850 of pretax restructuring and related charges during the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company), respectively, related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through September 30, 2013, are projected at approximately $55,000.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the Global Cost Reduction Initiatives and activity that occurred during Fiscal 2009:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008 (Predecessor Company)	$—	$—	$—
Provisions	5,066	1,480	6,546
Cash expenditures	(2,210)	(711)	(2,921)
Non-cash items	1,324	(685)	639

Accrual balance at September 30, 2009 (Successor Company)	$4,180	$84	$4,264

Expensed as incurred(A)	$1,690	$12,164	$13,854

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred by Successor Company during the one month period ended September 30, 2009, and by Predecessor Company during the eleven month period ended August 30, 2009, the cumulative amount incurred from inception of the initiative through September 30, 2009 and the total future expected costs to be incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Personal Care	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during the one month period ended September 30, 2009 (Successor Company)	$466	$40	$1,044	$—	$1,550
Restructuring and related charges during the eleven month period ended August 30, 2009 (Predecessor Company)	$4,136	$3,416	$3,708	$7,591	$18,851
Restructuring and related charges since initiative inception	$4,602	$3,456	$4,752	$7,591	$20,401
Total future estimated restructuring and related charges expected to be incurred	$586	$27,000	$6,900	$—	$34,486

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2008 Restructuring Initiatives

The Predecessor Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives, which are substantially complete, include the plan to exit the Company’s Ningbo battery manufacturing facility in China (the “Ningbo Exit Plan”). The Company recorded $165 and $10,652 of pretax restructuring and related charges during the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company), respectively, related to the Ningbo Exit Plan. The Predecessor Company recorded $16,399 of pretax restructuring and related charges during Fiscal 2008 in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $27,216 since the inception of the Ningbo Exit Plan.

The following table summarizes the remaining accrual balance associated with the Ningbo Exit Plan and activity that occurred during Fiscal 2009:

Ningbo Exit Plan Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008 (Predecessor Company)	$911	$233	$1,144
Provisions	768	657	1,425
Cash expenditures	(1,652)	(640)	(2,292)
Non-cash items	(27)	58	31

Accrual balance at September 30, 2009 (Successor Company)	$—	$308	$308

Expensed as incurred(A)	$89	$9,303	$9,392

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Predecessor Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Successor Company recorded no pretax restructuring and related charges during the one month period ended September 30, 2009 related to the Latin American Initiatives. The Predecessor Company recorded $207 of pretax restructuring and related charges during the eleven month period ended August 30, 2009, related to the Latin American Initiatives. The Predecessor Company recorded $317 and $10,923 of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively, in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,447 since the inception of the Latin American Initiatives.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and activity that occurred during Fiscal 2009:

Latin American Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008 (Predecessor Company)	$124	$777	$901
Provisions	(33)	—	(33)
Cash expenditures	(373)	—	(373)
Non-cash items	—	(164)	(164)

Accrual balance at September 30, 2009 (Successor Company)	$(282)	$613	$331

Expensed as incurred(A)	$240	$—	$240

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

In Fiscal 2007, the Predecessor Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. (See also Note 12, Segment Results, for additional discussion on the Company’s realignment of its operating segments.) In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Successor Company recorded $138 of restructuring and related charges during the one month period ended September 30, 2009. The Predecessor Company recorded $11,635 of pretax restructuring and related charges during the eleven month period ended August 30, 2009, respectively, related to the Global Realignment Initiatives. The Predecessor Company also recorded $20,161 and $53,048 of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2010, relate primarily to severance and are projected at approximately $86,000, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and activity that have occurred during Fiscal 2009:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008 (Predecessor Company)	$17,575	$3,688	$21,263
Provisions	6,331	1,118	7,449
Cash expenditures	(9,385)	(598)	(9,983)
Non-cash items	60	(530)	(470)

Accrual balance at September 30, 2009 (Successor Company)	$14,581	$3,678	$18,259

Expensed as incurred(A)	$1,089	$3,235	$4,324

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following table summarizes the expenses as incurred by Successor Company during the one month period ended September 30, 2009, and by Predecessor Company during the eleven month period ended August 30, 2009, the cumulative amount incurred from inception of the initiative through September 30, 2009 and the total future expected costs to be incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during the one month period ended September 30, 2009 (Successor Company)	$(96)	$82	$152	$138
Restructuring and related charges during the eleven month period ended August 30, 2009 (Predecessor Company)	$5,251	$1,211	$5,173	$11,635
Restructuring and related charges since initiative inception	$47,650	$7,558	$29,774	$84,982
Total future restructuring and related charges expected	$—	$90	$300	$390

2006 Restructuring Initiatives

The Predecessor Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant, transferring private label battery production at the Company’s Dischingen, Germany battery plant to the Company’s manufacturing facility in China and restructuring its sales, marketing and support functions. The Company recorded $7 and $11 of pretax restructuring and related charges during the one month period ended September 30, 2009 (Successor Company) and the eleven month period ended August 30, 2009 (Predecessor Company), respectively, related to the European Initiatives. The Predecessor Company recorded $(707) and $6,504 of pretax restructuring and related charges during Fiscal 2008 and Fiscal 2007, respectively, in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,057 since the inception of the European Initiatives.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and activity that have occurred during Fiscal 2009:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008 (Predecessor Company)	$3,054	$479	$3,533
Cash expenditures	(463)	(172)	(635)
Non-cash items	32	12	44

Accrual balance at September 30, 2009 (Successor Company)	$2,623	$319	$2,942

Expensed as incurred(A)	$—	$18	$18

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

2005 Restructuring Initiatives

In connection with the acquisitions of United and Tetra in 2005, the Predecessor Company implemented a series of initiatives to optimize the global resources of the combined companies. These initiatives included: integrating all of United’s home and garden administrative services, sales and customer service functions into the Company’s operations in Madison, Wisconsin; converting all information systems to SAP; consolidating United’s home and garden manufacturing and distribution locations in North America; rationalizing the North America supply chain; and consolidating administrative, manufacturing and distribution facilities of the Company’s Global Pet Supplies business. In addition, certain corporate finance functions were shifted to the Company’s global headquarters in Atlanta, Georgia. The Successor Company recorded $5 of pretax restructuring and related charges during the one month period ended September 30, 2009. The Predecessor Company recorded $(715) of restructuring and related charges during the eleven month period ended August 30, 2009 to adjust prior estimates and eliminate the accrual. No pretax restructuring and related charges were recorded during Fiscal 2008 and Fiscal 2007. Integration initiatives are now complete.

Effective October 1, 2006, initiatives to integrate the activities of the Home and Garden Business into the Company’s operations in Madison, Wisconsin were suspended. The Successor Company recorded $(137) of pretax and restructuring and related charges during the one month period ended September 30, 2009. The Predecessor Company recorded $1,118, $125, and $4,487 of pretax restructuring and related charges during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively, representing the finalization of expenditures in connection with the integration of the United home and garden business. The Company recorded pretax restructuring and related charges of $31,707 since the inception of the initiatives.

Integration activities within Global Pet Supplies were substantially complete as of September 30, 2009. Global Pet Supplies integration activities consisted primarily of the rationalization of manufacturing facilities and the optimization of the distribution network. As a result of these integration initiatives, two pet supplies facilities were closed in 2005, one in Brea, California and the other in Hazleton, Pennsylvania, one pet supply facility was closed in 2006, in Hauppauge, New York and one pet supply facility was closed in 2007 in Moorpark, California. The Successor Company recorded no pretax and restructuring and related charges during the one month period ended September 30, 2009. The Predecessor Company recorded $2,327, $3,041 and $22,446, of pretax restructuring and related charges during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007, respectively, representing the finalization of expenditures in connection with its integration activities within the Global Pet Supplies business. The Company has recorded pretax restructuring and related charges of $36,889 since the inception of the integration activities within Global Pet Supplies.

During the fiscal year ended September 30, 2005, the Predecessor Company also announced the closure of a zinc carbon manufacturing facility in Breitenbach, France within Global Batteries and Personal Care. The Successor Company recorded no pretax restructuring and related charges during the one month period ended September 30, 2009. The Predecessor Company recorded $(7), $0 and $485 of pretax restructuring and related charges during the eleven month period ended August 30, 2009, Fiscal 2008 and Fiscal 2007 in connection with this closure. The costs associated with the initiative are complete and totaled $10,948.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

The following tables summarize the remaining accrual balance associated with the 2005 initiatives and activity that have occurred during Fiscal 2009:

2005 Restructuring Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2008 (Predecessor Company)	$1,214	$1,519	$2,733
Provisions	2,095	998	3,093
Cash expenditures	(2,130)	(1,675)	(3,805)
Reclassification to Liabilities Subject to Compromise(A)	—	(2,004)	(2,004)
Non-cash items	(1,150)	1,232	82

Accrual balance at September 30, 2009 (Successor Company)	$29	$70	$99

Expensed as incurred(B)	$208	$—	$208

(A)	Leases previously exited as part of the Company’s restructuring efforts have been reclassified to Liabilities subject to compromise in accordance with ASC 852. The amount was reclassified prior to a $591 loss on rejected lease as a result of the Bankruptcy Cases. (See Note 2, Voluntary Reorganization Under Chapter 11, for further details on the company’s Liabilities subject to compromise.)
(B)	Consists of amounts not impacting the accrual for restructuring and related charges.

2005 Restructuring Initiatives Summary—Pursuant to Acquisitions(A)

Other Costs
Accrual balance at September 30, 2008 (Predecessor Company)	$4,985
Provisions	73
Cash expenditures	(581)
Reclassification to Liabilities Subject to Compromise(B)	(3,632)
Non-cash expenditures	(845)

Accrual balance at September 30, 2009 (Successor Company)	$—

Expensed as incurred(C)	$(783)

(A)	Represents costs to exit activities of the acquired United and Tetra businesses. These costs, which include severance, lease termination costs, inventory disposal costs and other associated costs, relate to the closure of certain acquired Global Pet Supplies and home and garden manufacturing and distribution facilities. Such amounts are recognized as liabilities assumed as part of the United acquisition and included in the allocation of the acquisition cost in accordance with the provisions of SFAS 141.
(B)	Leases previously exited as part of the Company’s restructuring efforts have been reclassified to Liabilities subject to compromise in accordance with ASC 852. The amount was reclassified prior to a 1,821 gain on rejected leases as a result of the Bankruptcy Cases. (See Note 2, Voluntary Reorganization Under Chapter 11, for further details on the company’s Liabilities subject to compromise.)
(C)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands, except per share amounts)

(16) Quarterly Results (unaudited)

	Successor Company	Predecessor Company
	One Month Ended	Two Months Ended	Quarter Ended
	September 30, 2009	August 30, 2009	June 28, 2009	March 29, 2009	December 28, 2008
Net sales	$219,888	$369,522	$589,361	$503,262	$548,503
Gross profit	64,400	146,817	230,297	184,834	189,871
Net (loss) income	(70,785)	1,223,568	(36,521)	(60,449)	(112,657)
Basic net (loss) income per common share	$(2.36)	$23.85	$(0.71)	$(1.18)	$(2.19)
Diluted net (loss) income per common share	$(2.36)	$23.85	$(0.71)	$(1.18)	$(2.19)

		Predecessor Company
		Quarter Ended
		September 30, 2008	June 29, 2008	March 30, 2008	December 30, 2007
Net Sales		$667,914	$638,763	$532,452	$587,442
Gross Profit		255,605	242,353	205,495	216,648
Net loss		(492,568)	(283,862)	(111,713)	(43,402)
Basic net loss per common share		$(9.68)	$(5.58)	$(2.19)	$(0.85)
Diluted net loss per common share		$(9.68)	$(5.58)	$(2.19)	$(0.85)

(17) Consolidating Financial Statements

In connection with the acquisitions of Remington, United and Tetra, the Predecessor Company completed debt offerings of Senior Subordinated Notes. Payment obligations of such Senior Subordinated Notes were fully and unconditionally guaranteed on a joint and several basis by all of the Predecessor Company’s domestic subsidiaries. Pursuant to and in accordance with the Plan, the Company refinanced its Senior Subordinated Notes. On the Effective Date, pursuant to the Plan, the Successor Company and its domestic subsidiaries, as guarantors, issued the12% Notes under the 2019 Indenture for the benefit of holders of allowed claims with respect to the Predecessor Company’s Senior Subordinated Notes. (See Note 2, Voluntary Reorganization Under Chapter 11, for further details of the chapter 11 cases of Spectrum Brands and its United States subsidiaries and See Note 8, Debt, for further information on the 12% Notes and the 2019 Indenture).

The following consolidating financial data illustrates the components of the consolidated financial statements of the Successor Company and the Predecessor Company. Investments in subsidiaries are accounted for using the equity method for purposes of illustrating the consolidating presentation. Earnings of subsidiaries are therefore reflected in the Company’s and Guarantor Subsidiaries’ investment accounts and earnings. The elimination entries presented herein eliminate investments in subsidiaries and intercompany balances and transactions. Separate consolidated financial statements of the Guarantor Subsidiaries are not presented because management has determined that such financial statements would not be material to investors.

Successor Company

Consolidating Statement of Financial Position

September 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,450	$3,364	$92,986	$—	$97,800
Receivables:
Trade accounts receivables, net of allowances	46,422	63,677	164,384	—	274,483
Other	426,194	496,125	(52,766)	(844,585)	24,968
Inventories	84,267	116,291	143,701	(2,754)	341,505
Deferred income taxes	16,407	9,149	2,153	428	28,137
Assets held for sale	—	321	11,549	—	11,870
Prepaid expenses and other	15,530	6,062	18,381	—	39,973

Total current assets	590,270	694,989	380,388	(846,911)	818,736
Property, plant and equipment, net	59,229	42,888	110,244	—	212,361
Long term intercompany receivables	379,000	488,077	(861,730)	(5,347)	—
Deferred charges and other	7,462	2,463	25,009	—	34,934
Goodwill	67,722	277,691	137,935	—	483,348
Intangible assets, net	546,480	530,807	384,846	(188)	1,461,945
Debt issuance costs	9,422	—	—	—	9,422
Investments in subsidiaries	4,196,025	3,359,913	3,440,646	(10,996,584)	—

Total assets	$5,855,610	$5,396,828	$3,617,338	$(11,849,030)	$3,020,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$248,787	$11	$4,382	$(199,602)	$53,578
Accounts payable	510,608	577,291	136,787	(1,038,451)	186,235
Accrued liabilities:
Wages and benefits	39,138	15,519	33,786	—	88,443
Income taxes payable	293	(372)	22,029	—	21,950
Restructuring and related charges	15,218	1,856	9,129	—	26,203
Accrued interest	8,514	—	164	—	8,678
Other	48,640	20,438	40,903	—	109,981

Total current liabilities	871,198	614,743	247,180	(1,238,053)	495,068
Long-term debt, net of current maturities	1,518,790	402,980	(106,686)	(285,127)	1,529,957
Employee benefit obligations, net of current portion	11,667	953	43,235	—	55,855
Deferred income taxes	12,506	179,049	35,943	—	227,498
Other	11,892	3,078	37,754	(1,235)	51,489

Total liabilities	2,426,053	1,200,803	257,425	(1,524,415)	2,359,867
Shareholders’ equity:
Common stock	300	451	613,335	(613,786)	300
Additional paid-in capital	724,679	2,166,066	3,300,215	(5,466,164)	724,796
Retained earnings (accumulated deficit)	54,073	101,822	(630,365)	403,685	(70,785)
Accumulated other comprehensive income (deficit)	2,650,505	1,927,686	(1,648)	(4,569,974)	6,569

	3,429,557	4,196,025	3,281,537	(10,246,239)	660,880
Less treasury stock, at cost	—	—	78,376	(78,376)	—

Total shareholders’ equity (deficit)	3,429,557	4,196,025	3,359,913	(10,324,615)	660,880

Total liabilities and shareholders’ equity	$5,855,610	$5,396,828	$3,617,338	$(11,849,030)	$3,020,746

Successor Company

Consolidating Statement of Operations

One Month Period Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$4,178	$116,642	$109,972	$(10,904)	$219,888
Cost of goods sold	(8,800)	102,365	72,675	(10,930)	155,310
Restructuring and related charges	25	5	148	—	178

Gross profit	12,953	14,272	37,149	26	64,400
Operating expenses:
Selling	6,034	10,334	22,778	(10)	39,136
General and administrative	10,638	3,206	6,734	—	20,578
Research and development	2,154	454	419	—	3,027
Restructuring and related charges	356	1,029	166	—	1,551

	19,182	15,023	30,097	(10)	64,292

Operating (loss) income	(6,229)	(751)	7,052	36	108
Interest expense	12,942	2,119	2,001	(100)	16,962
Other expense (income), net	41,383	(21,533)	(6,014)	(14,652)	(816)

(Loss) income from continuing operations before reorganization items, net and income taxes	(60,554)	18,663	11,065	14,788	(16,038)
Reorganization items net expense (income)	3,962	—	—	—	3,962

(Loss) income from continuing operations before income taxes	(64,516)	18,663	11,065	14,788	(20,000)
Income tax (benefit) expense	(26,560)	75,899	1,911	(57)	51,193

(Loss) income from continuing operations	(37,956)	(57,236)	9,154	14,845	(71,193)
Income from discontinued operations, net of tax	—	408	—	—	408

Net (loss) income	$(37,956)	$(56,828)	$9,154	$14,845	$(70,785)

Predecessor Company

Consolidating Statement of Operations

Eleven Month Period Ended August 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$379,782	$870,174	$891,318	$(130,626)	$2,010,648
Cost of goods sold	224,838	626,518	525,580	(131,296)	1,245,640
Restructuring and related charges	17,958	798	(5,567)	—	13,189

Gross profit	136,986	242,858	371,305	670	751,819
Operating expenses:
Selling	61,068	113,518	188,808	(288)	363,106
General and administrative	61,960	31,027	52,248	—	145,235
Research and development	13,473	4,956	2,962	—	21,391
Restructuring and related charges	17,420	8,146	5,325	—	30,891
Goodwill and intangibles impairment	—	19,000	15,391	—	34,391

	153,921	176,647	264,734	(288)	595,014

Operating (loss) income	(16,935)	66,211	106,571	958	156,805
Interest expense	128,013	23,750	21,219	(42)	172,940
Other expense (income), net	(633,951)	(154,551)	4,635	787,187	3,320

Income from continuing operations before reorganization items, net and income taxes	489,003	197,012	80,717	(786,187)	(19,455)
Reorganization items net expense (income)	(689,312)	(358,142)	(95,355)	—	(1,142,809)

Income from continuing operations before income taxes	1,178,315	555,154	176,072	(786,187)	1,123,354
Income tax (benefit) expense	18,459	(9,227)	13,073	306	22,611

Income from continuing operations	1,159,856	564,381	162,999	(786,493)	1,100,743
Income (loss) from discontinued operations, net of tax	3,262	(90,064)	—	—	(86,802)

Net income	$1,163,118	$474,317	$162,999	$(786,493)	$1,013,941

Successor Company

Consolidating Statement of Cash Flows

One Month Period Ended September 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(146,664)	$(117,728)	$358,075	$(25,005)	$68,678
Net cash provided by operating activities of discontinued operations	—	6,273	—	—	6,273

Net cash (used) provided by operating activities	(146,664)	(111,455)	358,075	(25,005)	74,951
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,520)	(186)	(1,012)	—	(2,718)
Proceeds from sale of property, plant, and equipment	1	68	2	—	71
Intercompany investments	—	(73,320)	73,320	—	—

Net cash used by investing activities	(1,519)	(73,438)	72,310	—	(2,647)
Cash flows from financing activities:
Reduction of debt	(4,528)	—	(75)	—	(4,603)
Proceeds from Exit Facility	57,800	—	—	—	57,800
Payments on Exit Facility	(89,575)	—	—	—	(89,575)
Debt issuance costs	(287)	—	—	—	(287)
Proceeds (advances related to) from intercompany transactions	177,125	185,408	(387,538)	25,005	—

Net cash provided (used) by financing activities	140,535	185,408	(387,613)	25,005	(36,665)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,002	—	1,002

Net increase (decrease) in cash and cash equivalents	(7,648)	515	43,774	—	36,641
Cash and cash equivalents, beginning of period	9,098	2,849	49,212	—	61,159

Cash and cash equivalents, end of period	$1,450	$3,364	$92,986	$—	$97,800

Predecessor Company

Consolidating Statement of Cash Flows

Eleven Month Period Ended August 30, 2009

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(25,786)	$596,535	$308,745	$(849,700)	$29,794
Net cash used by operating activities of discontinued operations	—	(28,187)	—	—	(28,187)

Net cash (used) provided by operating activities	(25,786)	568,348	308,745	(849,700)	1,607
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,919)	(976)	(4,171)	—	(8,066)
Proceeds from sale of property, plant, and equipment	15	1	363	—	379
Payments for acquisitions	—	—	(8,460)	—	(8,460)
Intercompany investments	(39)	—	39	—	—

Net cash used by investing activities of continuing operations	(2,943)	(975)	(12,229)	—	(16,147)
Net cash used by investing activities of discontinued operations	—	(855)	—	—	(855)

Net cash used by investing activities	(2,943)	(1,830)	(12,229)	—	(17,002)
Cash flows from financing activities:
Reduction of debt	(39,866)	—	(717)	—	(40,583)
Proceeds from ABL Revolving Credit Facility	149,195	—	—	—	149,195
Payments on ABL Revolving Credit Facility	(229,195)	—	—	—	(229,195)
Proceeds from DIP Revolving Credit Facility	854,341	—	—	—	854,341
Payments on DIP Revolving Credit Facility	(854,341)	—	—	—	(854,341)
Proceeds from Supplemental Loan	90,000	—	—	—	90,000
Payments on Supplemental Loan	(45,000)	—	—	—	(45,000)
Proceeds from Exit Financing	65,000	—	—	—	65,000
Debt issuance costs	(17,199)	—	—	—	(17,199)
Treasury stock purchases	(61)	—	—	—	(61)
Proceeds (advances related to) from intercompany transactions	55,167	(567,336)	(337,531)	849,700	—

Net cash provided (used) by financing activities	28,041	(567,336)	(338,248)	849,700	(27,843)
Effect of exchange rate changes on cash and cash equivalents	—	—	(376)	—	(376)

Net decrease in cash and cash equivalents	(688)	(818)	(42,108)	—	(43,614)
Cash and cash equivalents, beginning of period	9,786	3,667	91,320	—	104,773

Cash and cash equivalents, end of period	$9,098	$2,849	$49,212	$—	$61,159

Predecessor Company

Consolidating Statement of Financial Position

September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$9,786	$3,667	$91,320	$—	$104,773
Receivables:
Trade accounts receivables, net of allowances	94,859	90,719	168,371	—	353,949
Other	167,197	352,832	41,283	(520,556)	40,756
Inventories	65,970	156,234	164,967	(3,911)	383,260
Deferred income taxes	(3,149)	11,969	4,404	733	13,957
Assets held for sale	—	316	7,136	—	7,452
Prepaid expenses and other	21,118	7,361	20,971	—	49,450

Total current assets	355,781	623,098	498,452	(523,734)	953,597
Property, plant and equipment, net	47,621	63,749	123,435	—	234,805
Long term intercompany receivables	675,951	—	(421,804)	(254,147)	—
Deferred charges and other	15,724	439,571	(411,166)	—	44,129
Goodwill	—	58,653	174,491	2,324	235,468
Intangible assets, net	213,523	305,547	223,926	(187)	742,809
Debt issuance costs	36,671	—	—	—	36,671
Investments in subsidiaries	3,908,119	3,357,348	3,549,876	(10,815,343)	—

Total assets	$5,253,390	$4,847,966	$3,737,210	$(11,591,087)	$2,247,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$138,165	$12	$35,059	$(124,599)	$48,637
Accounts payable	497,397	333,830	109,405	(662,506)	278,126
Accrued liabilities:
Wages and benefits	30,253	8,594	33,452	—	72,299
Income taxes payable	105	543	9,624	—	10,272
Restructuring and related charges	12,982	7,292	14,285	—	34,559
Accrued interest	49,769	—	745	—	50,514
Other	13,313	16,562	57,797	—	87,672

Total current liabilities	741,984	366,833	260,367	(787,105)	582,079
Long-term debt, net of current maturities	2,462,070	602,379	50,984	(640,651)	2,474,782
Employee benefit obligations, net of current portion	10,191	(1,278)	38,781	—	47,694
Deferred income taxes	158,242	(28,087)	(15,481)	—	114,674
Other	10,277	—	45,211	—	55,488

Total liabilities	3,382,764	939,847	379,862	(1,427,756)	3,274,717
Shareholders’ equity:
Common stock	692	451	537,926	(538,377)	692
Additional paid-in capital	674,252	2,134,693	3,547,564	(5,682,139)	674,370
Accumulated deficit	(1,654,508)	(489,611)	(818,795)	1,267,999	(1,694,915)
Accumulated other comprehensive income	2,927,020	2,262,586	90,653	(5,210,814)	69,445

	1,947,456	3,908,119	3,357,348	(10,163,331)	(950,408)
Less treasury stock, at cost	(76,830)	—	—	—	(76,830)

Total shareholders’ equity (deficit)	1,870,626	3,908,119	3,357,348	(10,163,331)	(1,027,238)

Total liabilities and shareholders’ deficit	$5,253,390	$4,847,966	$3,737,210	$(11,591,087)	$2,247,479

Predecessor Company

Consolidating Statement of Operations

Year Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$357,187	$1,003,593	$1,147,672	$(81,881)	$2,426,571
Cost of goods sold	198,072	715,979	659,928	(84,008)	1,489,971
Restructuring and related charges	5	340	16,154	—	16,499

Gross profit	159,110	287,274	471,590	2,127	920,101
Operating expenses:
Selling	78,516	157,852	269,746	251	506,365
General and administrative	80,153	44,654	64,127	—	188,934
Research and development	14,220	5,888	5,207	—	25,315
Restructuring and related charges	9,236	6,471	7,131	—	22,838
Goodwill and intangibles impairment	8,100	482,985	370,149	—	861,234

	190,225	697,850	716,360	251	1,604,686

Operating loss	(31,115)	(410,576)	(244,770)	1,876	(684,585)
Interest expense	182,158	22,864	24,116	(125)	229,013
Other expense (income), net	764,954	206,361	(4,839)	(965,256)	1,220

Loss from continuing operations before income taxes	(978,227)	(639,801)	(264,047)	967,257	(914,818)
Income tax expense (benefit)	155,955	(123,350)	(42,799)	734	(9,460)

Loss from continuing operations	(1,134,182)	(516,451)	(221,248)	966,523	(905,358)
(Loss) income from discontinued operations, net of tax	(34)	(26,157)	4	—	(26,187)

Net loss	$(1,134,216)	$(542,608)	$(221,244)	$966,523	$(931,545)

Predecessor Company

Consolidating Statement of Cash Flows

Year Ended September 30, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(1,413,373)	$(1,044,662)	$796,142	$1,656,990	$(4,903)
Net cash used by operating activities of discontinued operations	—	(5,259)	—	—	(5,259)

Net cash (used) provided by operating activities	(1,413,373)	(1,049,921)	796,142	1,656,990	(10,162)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,902)	(5,828)	(9,198)	—	(18,928)
Proceeds from sale of property, plant, and equipment	—	—	285	—	285
Intercompany investments	(107,465)	107,465	—	—	—

Net cash (used) provided by investing activities of continuing operations	(111,367)	101,637	(8,913)	—	(18,643)
Net cash provided by investing activities of discontinued operations	—	12,376	—	—	12,376

Net cash (used) provided by investing activities	(111,367)	114,013	(8,913)	—	(6,267)
Cash flows from financing activities:
Reduction of debt	(415,838)	—	(9,235)	—	(425,073)
Proceeds from debt financing	477,759	—	—	—	477,759
Debt issuance costs	(152)	—	—	—	(152)
Treasury stock purchases	(744)	—	—	—	(744)
Proceeds (advances related to) from intercompany transactions	1,461,899	938,102	(743,011)	(1,656,990)	—

Net cash provided (used) by financing activities	1,522,924	938,102	(752,246)	(1,656,990)	51,790
Effect of exchange rate changes on cash and cash equivalents	—	—	(441)	—	(441)

Net increase (decrease) in cash and cash equivalents	(1,816)	2,194	34,542	—	34,920
Cash and cash equivalents, beginning of period	11,602	1,473	56,778	—	69,853

Cash and cash equivalents, end of period	$9,786	$3,667	$91,320	$—	$104,773

Predecessor Company

Consolidating Statement of Operations

Year Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$968,639	$346,960	$1,145,238	$(128,161)	$2,332,676
Cost of goods sold	625,465	252,348	675,200	(128,303)	1,424,710
Restructuring and related charges	540	12,941	17,834	—	31,315

Gross profit	342,634	81,671	452,204	142	876,651
Operating expenses:
Selling	209,673	30,747	270,256	(434)	510,242
General and administrative	(362,552)	150,100	374,703	—	162,251
Research and development	17,726	4,653	4,437	—	26,816
Restructuring and related charges	37,338	8,018	21,355	—	66,711
Goodwill and intangibles impairment	338,052	1,000	23,400	—	362,452

	240,237	194,518	694,151	(434)	1,128,472

Operating income (loss)	102,397	(112,847)	(241,947)	576	(251,821)
Interest expense	199,659	(18,744)	24,785	50,065	255,765
Other expense (income), net	377,889	214,490	(5,753)	(586,957)	(331)

Loss from continuing operations before income taxes	(475,151)	(308,593)	(260,979)	537,468	(507,255)
Income tax (benefit) expense	88,139	23,403	(16,894)	(38,879)	55,769

Loss from continuing operations	(563,290)	(331,996)	(244,085)	576,347	(563,024)
Loss from discontinued operations, net of tax	(23,127)	4,959	(15,521)	—	(33,689)

Net loss	$(586,417)	$(327,037)	$(259,606)	$576,347	$(596,713)

Predecessor Company

Consolidating Statement of Cash Flows

Year Ended September 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash provided (used) by operating activities of continuing operations	$194,627	$35,327	$(121,297)	$(136,454)	$(27,797)
Net cash used by operating activities of discontinued operations	—	(4,832)	—	—	(4,832)

Net cash provided (used) by operating activities	194,627	30,495	(121,297)	(136,454)	(32,629)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,019)	(1,873)	(11,285)	—	(23,177)
Proceeds from sale of property, plant, and equipment	—	—	1,572	—	1,572
Intercompany investments	(27,758)	22,758	5,000	—	—

Net cash (used) provided by investing activities of continuing operations	(37,777)	20,885	(4,713)	—	(21,605)
Net cash used by investing activities of discontinued operations	—	(1,477)	—	—	(1,477)

Net cash (used) provided by investing activities	(37,777)	19,408	(4,713)	—	(23,082)
Cash flows from financing activities:
Reduction of debt	(1,181,026)	—	(856,252)	—	(2,037,278)
Proceeds from debt financing	1,547,500	—	629,123	—	2,176,623
Debt issuance costs	(43,969)	—	—	—	(43,969)
Proceeds from exercise of stock options	655	—	—	—	655
Stock option income tax benefit	37	—	—	—	37
Treasury stock purchases	(3,003)	—	—	—	(3,003)
(Advances related to) proceeds from intercompany transactions	(468,118)	(49,806)	381,470	136,454	—

Net cash (used) provided by financing activities	(147,924)	(49,806)	154,341	136,454	93,065
Effect of exchange rate changes on cash and cash equivalents	—	—	4,069	—	4,069

Net increase in cash and cash equivalents	8,926	97	32,400	—	41,423
Cash and cash equivalents, beginning of period	2,676	1,376	24,378	—	28,430

Cash and cash equivalents, end of period	$11,602	$1,473	$56,778	$—	$69,853

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For the one month period ended September 30, 2009, the eleven month period ended August 30, 2009 and the years ended September 30, 2008 and September 30, 2007 (In thousands)

Column A	Column B	Column C Additions	Column D Deductions		Column E
Descriptions	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions	Other Adjustments(A)	Balance at End of Period
September 30, 2009 (Successor Company):
Accounts receivable allowances	$—	$1,011	$—	$—	$1,011
August 30, 2009 (Predecessor Company):
Accounts receivable allowances	$18,102	$1,763	$3,848	$16,017	$—
September 30, 2008 (Predecessor Company):
Accounts receivable allowances	$17,196	$1,368	$462	$—	$18,102
September 30, 2007 (Predecessor Company):
Accounts receivable allowances	$21,394	$3,242	$1,373	$6,067	$17,196

(A)	The “Other Adjustment” in the eleven month period ended August 30, 2009, represents the elimination of Accounts receivable allowances through fresh-start reporting as a result of the Company’s emergence from Chapter 11 of the Bankruptcy Code. The “Other Adjustment” in the period ended September 30, 2007, represents changes in estimates of accounts receivable allowances of $4,135 and the reclassification of accounts receivable allowances to assets held for sale of $1,932 which related to the Canadian division of the Home and Garden Business which has been designated as discontinued operations.

See accompanying Report of Independent Registered Public Accounting Firm

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPECTRUM BRANDS, INC.

By:	/s/ Kent J. Hussey
Kent J. Hussey Chief Executive Officer and Chairman of the Board

DATE: December 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the above-stated date.

Signature	Title

/s/ Kent J. Hussey Kent J. Hussey	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

/s/ Anthony L. Genito Anthony L. Genito	Executive Vice President, Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth C. Ambrecht Kenneth C. Ambrecht	Director

/s/ Eugene I. Davis Eugene I. Davis	Director

/s/ Marc S. Kirschner Marc S. Kirschner	Director

/s/ Norman S. Matthews Norman S. Matthews	Director

/s/ Terry L. Polistina Terry L. Polistina	Director

/s/ Hugh R. Rovit Hugh R. Rovit	Director

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 3.1	Certificate of Incorporation of Spectrum Brands, Inc., dated August 28, 2009 (filed by incorporation by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 3.2	Bylaws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.1	Indenture dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.2	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.4	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).†

Exhibit 10.2	Amendment to the Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).†

Exhibit 10.3	Second Amendment to the Amended and Restated Employment Agreement, effective as of June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).†

Exhibit 10.4	Third Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey.*†

Exhibit 10.5	Description of Fourth Amendment to the Amended and Restated Employment Agreement of Kent J. Hussey, effective as of August 28, 2009.*†

Exhibit 10.6	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2009).

Exhibit 10.7	Restricted Stock Award Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.16 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.8	Retention Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the SEC on December 10, 2008).

Exhibit 10.9	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.10	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.7 to the Annual Report on Form 10-K filed with the SEC on December 10, 2008).

Exhibit 10.11	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil.*

Exhibit 10.12	Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009.*

Exhibit 10.13	Letter Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.17 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.14	Retention Agreement, effective August 5, 2008, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.15	Amended and Restated Employment Agreement, effective as of January 16, 2007, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 19, 2007).

Exhibit 10.16	Amendment to the Amended and Restated Employment Agreement, dated as of November 10, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed with the SEC on December 10, 2008).

Exhibit 10.17	Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and David R. Lumley.*

Exhibit 10.18	Description of Third Amendment to the Amended and Restated Employment Agreement David R. Lumley, effective as of August 28, 2009.*

Exhibit 10.19	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.20	Separation Agreement and Release, effective October 8, 2008, by and between Spectrum Brands, Inc. and Amy J. Yoder (filed by incorporation by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on December 10, 2008).

Exhibit 10.21	Employment Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.22	Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito.*

Exhibit 10.23	Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito.*

Exhibit 10.24	Retention Agreement, effective June 9, 2008, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).

Exhibit 10.25	Ratification and Amendment Agreement, dated as of February 5, 2009, by and among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. party thereto and Wachovia Bank, National Association, as administrative agent and collateral agent (filed by incorporation by reference to Exhibit 10.23 to the Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008, filed with the SEC on February 11, 2009).

Exhibit 10.26	Credit Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., Goldman Sachs Credit Partners L.P., as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.27	Amendment No. 1, dated as of August 28, 2009, to the Credit Agreement dated as of March 30, 2007, among Spectrum Brands, Inc., The Bank of New York Mellon (successor to Goldman Sachs Credit Partners L.P.), as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 2, 2009).

Exhibit 10.28	Amendment No. 2, dated as of August 28, 2009, to the Credit Agreement dated as of March 30, 2007, among Spectrum Brands, Inc., The Bank of New York Mellon (successor to Goldman Sachs Credit Partners L.P.), as administrative agent, and the other parties and financial institutions party thereto (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 2, 2009).

Exhibit 10.29	Guarantee and Collateral Agreement, dated as of March 30, 2007, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc. and Goldman Sachs Credit Partners L.P., as administrative agent (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 4, 2007).

Exhibit 10.30	Credit Agreement, dated as of August 28, 2009, among Spectrum Brands, Inc., the subsidiaries of Spectrum Brands, Inc. party thereto, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto (filed by incorporation by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 2, 2009).

Exhibit 10.31	ABL Guarantee and Collateral Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc., each of the subsidiary loan parties, and General Electric Capital Corporation, in its capacity as collateral agent for the secured parties (filed by incorporation by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on September 2, 2009).

Exhibit 10.32	Amended and Restated Intercreditor Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc.; certain subsidiaries of Spectrum Brands, Inc. party thereto; The Bank of New York Mellon (successor to Goldman Sachs Credit Partners, L.P.) in its capacity as collateral agent for the Term Secured Parties (as defined therein), including its successors and assigns from time to time; Wachovia Bank, National Association, in its capacity as collateral agent for the secured parties under the Existing Revolving Credit Agreement (as defined therein); and General Electric Capital Corporation, in its capacity as collateral agent for the Revolving Secured Parties (as defined therein), including its successors and assigns from time to time (filed by incorporation by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on September 2, 2009).

Exhibit 10.33	Exchange and Forbearance Agreement, dated as of March 12, 2007 (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 12, 2007).

Exhibit 10.34	Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, filed with the SEC on May 5, 1998)

Exhibit 10.35	Restructuring Support Agreement, dated as of February 3, 2009, by and among (i) Spectrum Brands, Inc.; (ii) certain subsidiaries of Spectrum Brands, Inc. party thereto; (iii) Harbinger Capital Partners Master Fund I, Ltd. and Harbinger Capital Partners Special Situations Fund, L.P.; (iv) D. E. Shaw Laminar Portfolios, L.L.C.; and (v) Avenue International Master, L.P., Avenue Investments, L.P., Avenue Special Situations Fund V, L.P., Avenue Special Situations Fund IV, L.P. and Avenue-CDP Global Opportunities Fund, L.P (filed by incorporation by reference to Exhibit 10.40 to the Quarterly Report on Form 10-Q for the quarterly period ended December 28, 2008, filed with the SEC on February 11, 2009).

Exhibit 10.36	Commitment Letter, dated June 15, 2009, between General Electric Capital Corporation and Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on June 17, 2009).

Exhibit 10.37	2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 10.38	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan(filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2009).

Exhibit 21.1	Subsidiaries of Registrant.*

Exhibit 23.1	Consent of Independent Registered Public Accounting Firm.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

†	This agreement has been superseded by the Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey.