Form 10-Q
period 2010-01-03
Spectrum Brands, Inc.
filed 2010-02-10
CIK 1028985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of February 8, 2010, was 30,629,213.

SPECTRUM BRANDS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR QUARTER ENDED January 3, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Financial Position

January 3, 2010 and September 30, 2009

(Unaudited)

(Amounts in thousands, except per share figures)

	Successor Company
	January 3, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$62,665	$97,800
Receivables:
Trade accounts receivable, net of allowances of $4,144 and $1,011, respectively	272,309	274,483
Other	29,124	24,968
Inventories	296,873	341,505
Deferred income taxes	24,551	28,137
Assets held for sale	12,079	11,870
Prepaid expenses and other	39,366	39,973

Total current assets	736,967	818,736
Property, plant and equipment, net	198,027	212,361
Deferred charges and other	36,409	34,934
Goodwill	481,393	483,348
Intangible assets, net	1,446,997	1,461,945
Debt issuance costs	8,302	9,422

Total assets	$2,908,095	$3,020,746

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Current maturities of long-term debt	$59,494	$53,578
Accounts payable	159,047	186,235
Accrued liabilities:
Wages and benefits	53,324	88,443
Income taxes payable	30,426	21,950
Restructuring and related charges	26,066	26,203
Accrued interest	17,674	8,678
Other	96,668	109,981

Total current liabilities	442,699	495,068
Long-term debt, net of current maturities	1,524,719	1,529,957
Employee benefit obligations, net of current portion	58,690	55,855
Deferred income taxes	228,297	227,498
Other	53,282	51,489

Total liabilities	2,307,687	2,359,867
Commitments and contingencies
Shareholders’ deficit:
Common stock, $.01 par value, authorized 150,000 shares; issued 30,629 and 30,000 shares, respectively; outstanding 30,629 and 30,000 shares, respectively	306	300
Additional paid-in capital	727,987	724,796
Accumulated deficit	(131,034)	(70,785)
Accumulated other comprehensive income	3,149	6,568

Total shareholders’ equity	600,408	660,879

Total liabilities and shareholders’ equity	$2,908,095	$3,020,746

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Operations

For the three month periods ended January 3, 2010 and December 28, 2008

(Unaudited)

(Amounts in thousands, except per share figures)

	Successor Company	Predecessor Company
	THREE MONTHS
	2010	2009
Net sales	$591,940	$548,503
Cost of goods sold	405,827	348,486
Restructuring and related charges	1,651	10,146

Gross profit	184,462	189,871
Selling	111,289	111,333
General and administrative	43,193	36,885
Research and development	6,445	5,566
Restructuring and related charges	4,776	10,882

Total operating expenses	165,703	164,666

Operating income	18,759	25,205
Interest expense	49,482	52,464
Other expense, net	646	3,677

Loss from continuing operations before reorganization items and income taxes	(31,369)	(30,936)
Reorganization items expense, net	3,646	—

Loss from continuing operations before income taxes	(35,015)	(30,936)
Income tax expense	22,499	15,601

Loss from continuing operations	(57,514)	(46,537)
Loss from discontinued operations, net of tax	(2,735)	(66,120)

Net loss	$(60,249)	$(112,657)

Basic earnings per share:
Weighted average shares of common stock outstanding	30,000	51,406
Loss from continuing operations	$(1.92)	$(0.90)
Loss from discontinued operations	(0.09)	(1.29)

Net loss	$(2.01)	$(2.19)

Diluted earnings per share:
Weighted average shares and equivalents outstanding	30,000	51,406
Loss from continuing operations	$(1.92)	$(0.90)
Loss from discontinued operations	(0.09)	(1.29)

Net loss	$(2.01)	$(2.19)

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Condensed Consolidated Statements of Cash Flows

For the three month periods ended January 3, 2010 and December 28, 2008

(Unaudited)

(Amounts in thousands)

	Successor Company	Predecessor Company
	THREE MONTHS
	2010	2009
Cash flows from operating activities:
Net loss	$(60,249)	$(112,657)
Loss from discontinuing operations	(2,735)	(66,120)

Loss from continuing operations	(57,514)	(46,537)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	11,412	11,846
Amortization of intangibles	10,367	5,081
Amortization of unearned restricted stock compensation	3,196	(20)
Amortization of debt issuance costs	916	1,958
Administrative related reorganization items	3,646	—
Payments for administrative related reorganization items	(25,131)	—
Non-cash increase to cost of goods sold due to fresh-start reporting inventory valuation	34,494	—
Non-cash interest expense on 12% Notes	6,760	—
Non-cash debt accretion	6,165	—
Other non-cash adjustments	20,389	34,532
Net changes in assets and liabilities, net of discontinued operations	(37,826)	(74,778)

Net cash used by operating activities of continuing operations	(23,126)	(67,918)
Net cash used by operating activities of discontinued operations	(8,258)	(22,489)

Net cash used by operating activities	(31,384)	(90,407)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,934)	(1,300)
Proceeds from sale of equipment	4	18

Net cash used by investing activities of continuing operations	(4,930)	(1,282)
Net cash used by investing activities of discontinued operations	—	(580)

Net cash used by investing activities	(4,930)	(1,862)

Cash flows from financing activities:
Reduction of debt	(4,804)	(7,703)
Proceeds from ABL Revolving Credit Facility	351,600	—
Payments on ABL Revolving Credit Facility	(358,186)	—
Proceeds from debt financing	12,605	100,656
Refund of debt issuance costs	204	—
Treasury stock purchases	—	(56)

Net cash provided by financing activities	1,419	92,897
Effect of exchange rate changes on cash and cash equivalents	(240)	(4,709)

Net decrease in cash and cash equivalents	(35,135)	(4,081)
Cash and cash equivalents, beginning of period	97,800	104,773

Cash and cash equivalents, end of period	$62,665	$100,692

See accompanying notes which are an integral part of these condensed consolidated financial statements

(Unaudited).

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)

(Amounts in thousands, except per share figures)

1    DESCRIPTION OF BUSINESS

Spectrum Brands, Inc., at the time a Wisconsin corporation, and each of its wholly owned United States (“U.S.”) subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”), in the U.S. Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”) on February 3, 2009. On August 28, 2009 (the “Effective Date”), the Debtors emerged from Chapter 11 of the Bankruptcy Code. As of the Effective Date and pursuant to the Debtors’ confirmed plan of reorganization, Spectrum Brands, Inc. converted from a Wisconsin corporation to a Delaware corporation.

Unless the context indicates otherwise, Spectrum Brands, Inc. is used interchangeably in this Quarterly Report on Form 10-Q to refer both to the Delaware corporation and its Wisconsin predecessor, and the terms the “Company,” “Spectrum,” “Spectrum Brands,” are used to refer to Spectrum Brands, Inc. and its subsidiaries both before and after the Effective Date. The term “Predecessor Company” refers only to Spectrum Brands, Inc., the Company’s Wisconsin predecessor, and its subsidiaries prior to the Effective Date and the term “Successor Company” refers only to Spectrum Brands, Inc., the Delaware successor, and its subsidiaries subsequent to the Effective Date.

Prior to and including August 30, 2009, all operations of the business resulted from the operations of the Predecessor Company. All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However in light of the proximity of that date to the Company’s August accounting period close, which was August 30, 2009, the Company elected to adopt a convenience date of August 30, 2009, (the “Fresh-Start Adoption Date”) for recording fresh-start reporting. As a result, the fair value of the Predecessor Company’s assets became the new basis for the Successor Company’s Consolidated Statement of Financial Position as of the Fresh-Start Adoption Date, and all operations beginning August 31, 2009, are related to the Successor Company. Financial information of the Company’s financial statements prepared for the Predecessor Company will not be comparable to financial information for the Successor Company.

The Company is a global branded consumer products company with positions in six major product categories: consumer batteries; pet supplies; electric shaving and grooming; electric personal care; portable lighting; and home and garden control.

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

The Company’s operations include the worldwide manufacturing and marketing of alkaline, zinc carbon and hearing aid batteries, as well as aquariums and aquatic health supplies and the designing and marketing of rechargeable batteries, battery-powered lighting products, electric shavers and accessories, grooming products and hair care appliances. The Company’s operations also include the manufacturing and marketing of specialty pet supplies. The Company also manufactures and markets herbicides, insecticides and repellents in North America. The Company’s operations utilize manufacturing and product development facilities located in the U.S., Europe, Asia and Latin America.

The Company sells its products in approximately 120 countries through a variety of trade channels, including retailers, wholesalers and distributors, hearing aid professionals, industrial distributors and original

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

equipment manufacturers and enjoys name recognition in its markets under the Rayovac, VARTA and Remington brands, each of which has been in existence for more than 80 years, and under the Tetra, 8in1, Spectracide, Cutter and various other brands.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” an accounting standard which established the Codification to become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. The Company adopted this accounting standard effective September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105: “Generally Accepted Accounting Principles,” had no impact on the Company’s retained earnings and will have no impact on the Company’s financial position, results of operations or cash flows.

2    VOLUNTARY REORGANIZATION UNDER CHAPTER 11

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

The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”).

Plan Effective Date

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Predecessor Company’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Spectrum Brands filed a certificate of incorporation authorizing new shares of the common stock. Pursuant to and in accordance with the Plan, on the Effective Date, Successor Company issued a total of 27,030 shares of common stock and $218,076 of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Predecessor Company’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”) (See also Note 8, Debt, for a more complete discussion of the 12% Notes.) Also on the Effective Date, Successor Company issued a total of 2,970 shares of common stock to supplemental and sub-supplemental debtor-in-possession facility participants in respect

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

of the equity fee earned under the Debtors’ debtor-in-possession credit facility. The common stock is currently quoted on the over-the-counter (“OTC”) Bulletin Board and the Pink Sheet Electronic Quotation Service.

On the Effective Date, pursuant to the Plan, the Company entered into Amendment No. 1 to the senior secured term credit facility agreement reflecting the terms of the Confirmation Order, including a new covenant restricting the Company from paying cash interest on the 12% Notes until the date that is 18 months from the Effective Date, or February 28, 2011. In addition, on the Effective Date, the Company entered into Amendment No. 2 to the senior secured term credit facility agreement to give effect to certain technical amendments to the senior secured term credit facility agreement. (See also Note 8, Debt, for a more complete discussion of the amendments.)

In order to consummate the Plan, the Debtors obtained a $242,000 asset-based exit loan facility pursuant to a credit agreement among the Debtors, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto. (See also Note 8, Debt, for a more complete discussion of the facility.)

Reorganization Items

In accordance with ASC Topic 852: “Reorganizations,” reorganization items are presented separately in the accompanying Condensed Consolidated Statements of Operations (Unaudited) and represent expenses, income, gains and losses that the Company has identified as directly relating to the Bankruptcy Cases. Reorganization items expense, net for the three month period ended January 3, 2010 are summarized as follows:

Successor Company
2010
Legal and professional fees	$3,536
Provision for rejected leases	110

Reorganization items expense, net	$3,646

3    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. SEC and, in the opinion of the Company, include all adjustments (which are normal and recurring in nature) necessary to present fairly the financial position of the Company at January 3, 2010 and September 30, 2009, and the results of operations and cash flows for the three month periods ended January 3, 2010 and December 28, 2008. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies and Practices: The condensed consolidated financial statements include the condensed consolidated financial statements of Spectrum Brands, Inc. and its subsidiaries and are prepared in accordance with GAAP. All intercompany transactions have been eliminated. The Company’s fiscal year ends

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

September 30. References herein to Fiscal 2010 and Fiscal 2009 refer to the fiscal years ended September 30, 2010 and 2009, respectively.

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

Discontinued Operations: On November 11, 2008, the Predecessor Company board of directors (the “Predecessor Board”) approved the shutdown of the growing products portion of the Home and Garden Business, which included the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed. The decision to shutdown the growing products portion of the Home and Garden Business was made only after the Predecessor Company was unable to successfully sell this business, in whole or in part. The shutdown of the growing products portion of the Home and Garden Business was completed during the second quarter of Fiscal 2009.

The presentation herein of the results of continuing operations has been changed to exclude the growing products portion of the Home and Garden Business for all periods presented. The following amounts have been segregated from continuing operations and are reflected as discontinued operations for the three month periods ended January 3, 2010 and December 28, 2008, respectively:

	Successor Company	Predecessor Company
	2010	2009
Net sales	$—	$15,686

Loss from discontinued operations before income taxes	$(2,512)	$(67,784)
Provision for income tax expense (benefit)	223	(1,664)

Loss from discontinued operations, net of tax	$(2,735)	$(66,120)

Assets Held for Sale: At January 3, 2010 and September 30, 2009, the Company had $12,079 and $11,870, respectively, included in Assets held for sale in its Condensed Consolidated Statements of Financial Position (Unaudited) consisting of certain assets related to the Ningbo, China battery manufacturing facility and a manufacturing facility in Brazil.

Intangible Assets: Intangible assets are recorded at cost or at fair value if acquired in a purchase business combination. Customer lists and proprietary technology intangibles are amortized, using the straight-line method, over their estimated useful lives of approximately 4 to 20 years. Excess of cost over fair value of net assets acquired (goodwill) and trade name intangibles are not amortized. Goodwill is tested for impairment at least annually, at the reporting unit level with such groupings being consistent with the Company’s reportable segments. If an impairment is indicated, a write-down to fair value (normally measured by discounting estimated future cash flows) is recorded. Trade name intangibles are tested for impairment at least annually by comparing the fair value with the carrying value. Any excess of carrying value over fair value is recognized as an impairment loss in income from operations. The Company’s annual impairment testing is completed at the August financial period end.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

ASC Topic 350: “Intangibles-Goodwill and Other,” (“ASC 350”) requires that goodwill and indefinite-lived intangible assets be tested for impairment annually, or more often if an event or circumstance indicates that an impairment loss may have been incurred. Management uses its judgment in assessing whether assets may have become impaired between annual impairment tests. Indicators such as unexpected adverse business conditions, economic factors, unanticipated technological change or competitive activities, loss of key personnel, and acts by governments and courts may signal that an asset has become impaired. The fair values of the Company’s goodwill and indefinite-lived intangible assets were not tested for impairment during the three month period ended January 3, 2010 and December 28, 2008, respectively, as no event or circumstance arose which indicated that an impairment loss may have been incurred.

Shipping and Handling Costs: The Successor Company incurred shipping and handling costs of $36,461 for the three month period ended January 3, 2010. The Predecessor Company incurred shipping and handling costs of $39,348 for the three month period ended December 28, 2008. These costs are included in Selling expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). Shipping and handling costs include costs incurred with third-party carriers to transport products to customers as well as salaries and overhead costs related to activities to prepare the Company’s products for shipment from its distribution facilities.

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

The Company has a broad range of customers including many large retail outlet chains, one of which accounts for a significant percentage of its sales volume. This customer represented approximately 21% and 22% of the Company’s Net sales during the three month periods ended January 3, 2010 (Successor Company) and December 28, 2008 (Predecessor Company), respectively. This customer also represented approximately 10% and 14% of the Successor Company’s Trade accounts receivable, net at January 3, 2010 and September 30, 2009, respectively.

Approximately 51% and 48% of the Company’s Net sales during the three month periods ended January 3, 2010 (Successor Company) and December 28, 2008 (Predecessor Company), respectively, occurred outside the United States. These sales and related receivables are subject to varying degrees of credit, currency, political and economic risk. The Company monitors these risks and makes appropriate provisions for collectibility based on an assessment of the risks present.

Stock-Based Compensation: In 1996, the Predecessor Board approved the Rayovac Corporation 1996 Stock Option Plan (“1996 Plan”). Under the 1996 Plan, stock options to acquire up to 2,318 shares of common stock, in the aggregate, could be granted to select employees and non-employee directors of the Predecessor Company under either or both a time-vesting or a performance-vesting formula at an exercise price equal to the market price of the common stock on the date of grant. The 1996 Plan expired on September 12, 2006.

In 1997, the Predecessor Board adopted the 1997 Rayovac Incentive Plan (“1997 Plan”). Under the 1997 Plan, the Predecessor Company could grant to employees and non-employee director’s stock options, stock

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

appreciation rights (“SARs”), restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting would have occurred in the event of a change in control, as defined in the 1997 Plan. Up to 5,000 shares of common stock could have been issued under the 1997 Plan. The 1997 Plan expired in August 31, 2007.

In 2004, the Predecessor Board adopted the 2004 Rayovac Incentive Plan (“2004 Plan”). The 2004 Plan supplemented the 1997 Plan. Under the 2004 Plan, the Predecessor Company could have granted to employees and non-employee directors stock options, SARs, restricted stock, and other stock-based awards, as well as cash-based annual and long-term incentive awards. Accelerated vesting would occur in the event of a change in control, as defined in the 2004 Plan. Up to 3,500 shares of common stock, net of forfeitures and cancellations, could have been issued under the 2004 Plan. The 2004 Plan would have expired on July 31, 2014.

Upon the Effective Date, however, by operation of the Plan all the existing common stock of the Predecessor Company was extinguished and deemed cancelled and, in connection with the cancellation of the Predecessor’s common stock, any and all equity awards granted under, and understandings with respect to participation in the 2004 Plan in effect prior to the Effective Date became null and void as of the Effective Date.

In September 2009, the Successor Company’s board of directors (the “Board”) adopted the 2009 Spectrum Brands Inc. Incentive Plan (the “2009 Plan”). Up to 3,333 shares of common stock, net of forfeitures and cancellations, may be issued under the 2009 Plan.

The Successor Company granted approximately 629 shares of restricted stock during the three month period ended January 3, 2010. Of these grants, 18 are time-based and vest after a one year period and 611 shares are time-based and vest over a two year period. All vesting dates were subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Board or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant is approximately $14,555.

The Predecessor Company granted approximately 229 shares of restricted stock during the three month period ended December 28, 2008. All shares granted were purely performance based and would have vested only upon achievement of certain performance goals which consisted of reportable segment and consolidated company earnings before interest, taxes, depreciation and amortization and cash flow components, each as defined by the Company for purposes of such awards. All vesting dates were subject to the recipient’s continued employment with the Company, except as otherwise permitted by the Predecessor Board. The total market value of the restricted shares on the date of grant was approximately $150.

In connection with the adoption of ASC Topic 718: “Compensation-Stock Compensation,” (“ASC 718”), the Company is required to recognize expense related to the fair value of its employee stock awards. Total stock compensation expense associated with restricted stock awards recognized by the Successor Company during the three months ended January 3, 2010 was $3,196, or $2,078, net of taxes. Total stock compensation expense associated with both stock options and restricted stock awards recognized by the Predecessor Company during the three months ended December 28, 2008 was $(20), or $(13), net of taxes.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The fair value of restricted stock is determined based on the market price of the Company’s shares on the grant date. A summary of the status of the Successor Company’s non-vested restricted stock at January 3, 2010 is as follows:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value	Fair Value
Restricted stock at September 30, 2009	—	$—	$—
Granted	629	23.13	14,555

Restricted stock at January 3, 2010	629	$23.13	$14,555

Derivative Financial Instruments: Derivative financial instruments are used by the Company principally in the management of its interest rate, foreign currency and raw material price exposures. The Company does not hold or issue derivative financial instruments for trading purposes. When hedge accounting is elected at inception, the Company formally designates the financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings. For derivatives that are not designated as cash flow hedges, or do not qualify for hedge accounting treatment, the change in the fair value is also immediately recognized in earnings.

Effective December 29, 2008, the Company adopted ASC Topic 815: “Derivatives and Hedging,” (“ASC 815”). ASC 815 amends the disclosure requirements for derivative instruments and hedging activities. Under the revised guidance entities are required to provide enhanced disclosures for derivative and hedging activities.

The Successor Company’s fair value of outstanding derivative contracts recorded as assets in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Asset Derivatives		January 3, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	$5,352	$2,861
Commodity contracts	Deferred charges and other	647	554
Foreign exchange contracts	Receivables—Other	221	295

Total asset derivatives designated as hedging instruments under ASC 815		$6,220	$3,710

Derivatives not designated as hedging instruments under ASC 815:
Commodity contracts	Receivables—Other	42	—
Foreign exchange contracts	Receivables—Other	116	75

Total asset derivatives		$6,378	$3,785

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Successor Company’s fair value of outstanding derivative contracts recorded as liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) were as follows:

Liability Derivatives		January 3, 2010	September 30, 2009
Derivatives designated as hedging instruments under ASC 815:
Interest rate contracts	Accounts payable	$4,134	$—
Interest rate contracts	Accrued interest	1,238	—
Interest rate contracts	Other long term liabilities	381	—
Foreign exchange contracts	Accounts payable	577	1,036

Total liability derivatives designated as hedging instruments under ASC 815		$6,330	$1,036

Derivatives not designated as hedging instruments under ASC 815:
Foreign exchange contracts	Accounts payable	144	131

Total liability derivatives		$6,474	$1,167

Cash Flow Hedges

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative, representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness, are recognized in current earnings.

The following table summarizes the impact of derivative instruments on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended January 3, 2010 pretax (Successor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$3,656	Cost of goods sold	$331	Cost of goods sold	$71
Interest rate contracts	(5,753)	Interest expense	(1,238)	Interest expense	—
Foreign exchange contracts	(119)	Net sales	(94)	Net sales	—
Foreign exchange contracts	(421)	Cost of goods sold	(728)	Cost of goods sold	—

Total	$(2,637)		$(1,729)		$71

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The following table summarizes the impact of derivative instruments designated as cash flow hedges on the accompanying Condensed Consolidated Statements of Operations (Unaudited) for the three month period ended December 28, 2008, pretax (Predecessor Company):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Commodity contracts	$(6,697)	Cost of goods sold	$(3,558)	Cost of goods sold	$282
Interest rate contracts	(4,093)	Interest expense	(822)	Interest expense	—
Foreign exchange contracts	899	Net sales	(37)	Net sales	—
Foreign exchange contracts	8,915	Cost of goods sold	3,344	Cost of goods sold	—
Commodity contracts	(1,313)	Discontinued operations	(2,116)	Discontinued operations	(12,729)

Total	$(2,289)		$(3,189)		$(12,447)

Derivative Contracts

For derivative instruments that are used to economically hedge the fair value of the Company’s third party and intercompany foreign exchange payments, commodity purchases and interest rate payments, the gain (loss) is recognized in earnings in the period of change associated with the derivative contract. During the three month period ended January 3, 2010 (Successor Company) and the three month period ended December 28, 2008 (Predecessor Company), the Company recognized the following respective gains (losses) on derivative contracts:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	Successor Company	Predecessor Company
	2010	2009
Commodity contracts	42	$—	Cost of goods sold
Foreign exchange contracts	(1,830)	1,495	Other (income) expense, net

Total	$(1,788)	$1,495

Credit Risk

The Company is exposed to the default risk of the counterparties with which the Company transacts. The Company monitors counterparty credit risk on an individual basis by periodically assessing each such counterparty’s credit rating exposure. The maximum loss due to credit risk equals the fair value of the gross asset derivatives which are primarily concentrated with a foreign financial institution counterparty. The Company considers these exposures when measuring its credit reserve on its derivative assets, which was $49 and $32,

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

respectively, at January 3, 2010 and September 30, 2009. Additionally, the Company does not require collateral or other security to support financial instruments subject to credit risk.

The Company’s standard contracts do not contain credit risk related contingent features whereby the Company would be required to post additional cash collateral as a result of a credit event. However, as a result of the Company’s current credit profile, the Company is typically required to post collateral in the normal course of business to offset its liability positions. At January 3, 2010 and September 30, 2009, the Successor Company had posted cash collateral of $2,274 and $1,943, respectively, related to such liability positions. In addition, at January 3, 2010 and September 30, 2009, the Successor Company had posted standby letters of credit of $12,580 and $0, respectively, related to such liability positions. The cash collateral is included in Current Assets—Receivables-Other within the accompanying Condensed Consolidated Statements of Financial Position (Unaudited).

Derivative Financial Instruments

Cash Flow Hedges

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in AOCI and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or receivables, respectively, and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. At January 3, 2010, the Successor Company had a portfolio of USD-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.25% for a notional principal amount of $300,000 through December 2011 and 2.29% for a notional principal amount of $300,000 through January 2012. In addition, at January 3, 2010, the Successor Company had a portfolio of EUR-denominated interest rate swaps outstanding which effectively fixes the interest on floating rate debt, exclusive of lender spreads as follows: 2.31% for a notional principal amount of €100,000 through January 2012 and 2.37% for a notional principal amount of €100,000 through February 2012. The Successor Company had no interest rate swap financial instruments at September 30, 2009. The derivative net loss on these contracts recorded in AOCI by the Successor Company at January 3, 2010 and September 30, 2009 was $2,799 net of tax benefit of $1,716 and $0, respectively.

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

At January 3, 2010 the Successor Company had a series of foreign exchange derivative contracts outstanding through December 2010 with a contract value of $92,436. At September 30, 2009 the Successor Company had a series of foreign exchange derivative contracts outstanding through September 2010 with a contract value of $92,963. The derivative net loss on these contracts recorded in AOCI by the Successor Company at January 3, 2010 was $164, net of tax benefit of $99. The derivative net loss on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $378, net of tax benefit of $167. At January 3, 2010, the portion of derivative net losses estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $164, net of tax.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company is exposed to risk from fluctuating prices for raw materials, specifically zinc used in its manufacturing processes. The Company hedges a portion of the risk associated with these materials through the use of commodity swaps. The hedge contracts are designated as cash flow hedges with the fair value changes recorded in AOCI and as a hedge asset or liability, as applicable. The unrecognized changes in fair value of the hedge contracts are reclassified from AOCI into earnings when the hedged purchase of raw materials also affects earnings. The swaps effectively fix the floating price on a specified quantity of raw materials through a specified date. At January 3, 2010 the Successor Company had a series of such swap contracts outstanding through September 2011 for 7 tons with a contract value of $11,010. At September 30, 2009 the Successor Company had a series of such swap contracts outstanding through September 2011 for 8 tons with a contract value of $11,830. The derivative net gain on these contracts recorded in AOCI by the Successor Company at January 3, 2010 was $2,515, net of tax expense of $1,340. The derivative net gain on these contracts recorded in AOCI by the Successor Company at September 30, 2009 was $347, net of tax expense of $183. At January 3, 2010, the portion of derivative net gains estimated to be reclassified from AOCI into earnings by the Successor Company over the next 12 months is $2,213, net of tax.

The Company was also exposed to fluctuating prices of raw materials, specifically urea and di-ammonium phosphates (“DAP”), used in its manufacturing processes in the growing products portion of the Home and Garden Business. The Company did not have any contracts outstanding and did not record any activity for these raw materials during the three month period ended January 3, 2010 as the Company completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. See Note 3, Significant Accounting Policies—Discontinued Operations, for further information on the shutdown of the growing products portion of the Home and Garden Business.

Derivative Contracts

The Company periodically enters into forward and swap foreign exchange contracts to economically hedge the risk from third party and intercompany payments resulting from existing obligations. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros or Australian Dollars. These foreign exchange contracts are fair value hedges of a related liability or asset recorded in the accompanying Condensed Consolidated Statement of Financial Position (Unaudited). The gain or loss on the derivative hedge contracts is recorded in earnings as an offset to the change in value of the related liability or asset at each period end. At January 3, 2010 and September 30, 2009 the Successor Company had $45,280 and $37,478, respectively, of such foreign exchange derivative contracts outstanding.

The Company is indirectly exposed to economic risk from fluctuating prices for underlying raw materials, including nickel, through its purchases of processed parts used in its manufacturing processes. Periodically the Company economically hedges a portion of the risk associated with these parts through swap agreements with the supplier of the parts. The swap agreements are designated as fair value hedges. The swaps effectively fix the floating price on a specified quantity of underlying raw materials through the life of the purchase contract with the supplier. The unrealized change in fair value of the hedge contracts is recorded in earnings and as a hedge asset or liability, as applicable. The unrealized gains or losses are reversed from earnings as the hedged purchases of processed parts also effects earnings. At January 3, 2010 and September 30, 2009 the Successor Company had $624 and $0, respectively, of such commodity derivative contracts outstanding.

Fair Value of Financial Instruments: Effective October 1, 2008, the Company adopted ASC Topic 820: “Fair Value Measurements and Disclosures,” (“ASC 820”), for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. ASC 820 establishes a new framework for measuring

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

fair value and expands related disclosures. Broadly, the ASC 820 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. The Company utilizes valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or over-the-counter market pricing quotations, time value and credit quality factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of interest rate transactions is discounted using applicable forward interest rate curves. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Company’s derivative financial instruments assets reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by assessing the requirements of a reserve for non-performance which is calculated based on the probability of default by the Company, the Company adjusts its derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Company’s liabilities. The adoption of ASC 820 did not have a material effect on the Company’s statements of operations, financial position or cash flows.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Successor Company’s net derivative portfolio at January 3, 2010, contains Level 2 instruments and represents, commodity and foreign exchange contracts.

	Level 1	Level 2	Level 3	Total
Assets:
Commodity contracts	$—	$6,041	$—	$6,041

Total Assets	$—	$6,041	$—	$6,041

Liabilities:
Interest rate contracts	$—	$(5,753)	$—	$(5,753)
Foreign exchange contracts, net	—	(384)	—	(384)

Total Liabilities	$—	$(6,137)	$—	$(6,137)

The Successor Company’s net derivative portfolio at September 30, 2009, contains Level 2 instruments and represents, commodity and foreign exchange contracts.

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

The carrying value of financial instruments approximate the fair value of those instruments due to the applicable interest rates being substantially at market (“floating”), except for a $1,000,000 senior secured U.S. Dollar Term B Loan ($969,712 at January 3, 2010 and $973,125 at September 30, 2009) due June 30, 2012 with interest payable periodically but not less than quarterly (with such interest rate at LIBOR, subject to a floor of 1.50%, plus 6.5%), a €262,000 senior secured Euro Term Loan ($364,269 at January 3, 2010 and $371,874 at September 30, 2009) due June 30, 2012 with interest payable periodically but not less than quarterly (with such interest rate at EURIBOR, subject to a floor of 1.5%, plus 7.0%). In addition, at January 3, 2010 and September 30, 2009 the Successor Company had $218,076 outstanding of 12% Notes due August 28, 2019 with interest payable semiannually. The Successor Company total fair value of the Term Loans at January 3, 2010 and September 30, 2009 was approximately $1,317,221 and $1,284,030, respectively. The total fair value of the Successor Company’s 12% Notes at January 3, 2010 and September 30, 2009 approximated $203,356 and $207,718, respectively. See Note 3, Significant Accounting Policies—Derivative Financial Instruments and Note 8, Debt, for further details of the Company’s financial instruments.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The carrying amounts and fair values of the Successor Company’s financial instruments are summarized as follows ((liability)/asset):

	January 3, 2010		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Total debt	$(1,584,213)	$(1,626,903)	$(1,583,535)	$(1,592,987)
Interest rate swap agreements	(5,753)	(5,753)	—	—
Commodity swap and option agreements	6,041	6,041	3,415	3,415
Foreign exchange forward agreements	(384)	(384)	(797)	(797)

Effective October 1, 2008, the Company also adopted ASC Topic 825: “Financial Instruments,” (“ASC 825”), which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. ASC 825 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected. The adoption of ASC 825 did not have an effect the Company’s results of operations, financial position or cash flows as the Company did not elect the fair value option for any of its financial instruments.

Subsequent Events: During Fiscal 2009, the Company adopted ASC 855, “Subsequent Events,” (“ASC 855”). ASC 855 establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of ASC 855 requires the Company to evaluate all subsequent events that occur after the balance sheet date through the date and time the Company’s financial statements are issued. The Company has evaluated subsequent events through February 10, 2010, which is the date these financial statements were issued. (See also Note 15, Subsequent Events, for additional information.)

4    OTHER COMPREHENSIVE LOSS

Comprehensive loss and the components of other comprehensive loss, net of tax, for the three month periods ended January 3, 2010 and December 28, 2008 are as follows:

	Successor Company	Predecessor Company
	Three Months
	2010	2009
Net loss	$(60,249)	$(112,657)
Other comprehensive loss:
Foreign currency translation	(1,115)	(24,299)
Valuation allowance adjustments	(1,100)	(472)
Pension liability adjustments	—	—
Net unrealized (loss) gain on derivative instruments	(1,204)	2,340

Net change to derive comprehensive loss for the period	(3,419)	(22,431)

Comprehensive loss	$(63,668)	$(135,088)

Net exchange gains or losses resulting from the translation of assets and liabilities of foreign subsidiaries are accumulated in the AOCI section of Shareholders’ deficit. Also included are the effects of exchange rate changes on intercompany balances of a long-term nature and transactions designated as hedges of net foreign investments.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The changes in accumulated foreign currency translation for the three month periods ended January 3, 2010 and December 28, 2008 were primarily attributable to the impact of translation of the net assets of the Company’s European operations, primarily denominated in Euros and Pounds Sterling.

5    NET LOSS PER COMMON SHARE

Net loss per common share for the three month periods ended January 3, 2010 and December 28, 2008 is calculated based upon the following number of shares:

	Successor Company	Predecessor Company
	Three Months
	2010	2009
Basic	30,000	51,406
Effect of restricted stock and assumed conversion of options	—	—

Diluted	30,000	51,406

For the three month periods ended January 3, 2010 and December 28, 2008, the Company has not assumed the exercise of common stock equivalents as the impact would be antidilutive.

6    INVENTORIES

Inventories for the Successor Company, which are stated at the lower of cost or market, consist of the following:

	January 3, 2010	September 30, 2009
Raw materials	$68,704	$64,314
Work-in-process	18,810	27,364
Finished goods	209,359	249,827

	$296,873	$341,505

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

7    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets for the Successor Company consist of the following:

	Global Batteries & Personal Care	Home and Garden	Global Pet Supplies	Total
Goodwill:
Balance at September 30, 2009	$152,293	$170,807	$160,248	$483,348
Effect of translation	(1,077)	—	(878)	(1,955)

Balance at January 3, 2010	$151,216	$170,807	$159,370	$481,393

Intangible Assets:
Trade names Not Subject to Amortization
Balance at September 30, 2009	$401,983	$76,000	$212,253	$690,236
Effect of translation	(1,003)	—	(1,790)	(2,793)

Balance at January 3, 2010	$400,980	$76,000	$210,463	$687,443

Intangible Assets Subject to Amortization
Balance at September 30, 2009, net	$354,433	$172,271	$245,005	$771,709
Additions	375	—	—	375
Amortization during period	(4,452)	(2,188)	(3,727)	(10,367)
Effect of translation	(918)	—	(1,245)	(2,163)

Balance at January 3, 2010, net	$349,438	$170,083	$240,033	$759,554

Total Intangible Assets, net at January 3, 2010	$750,418	$246,083	$450,496	$1,446,997

Intangible assets subject to amortization include proprietary technology, customer relationships and certain trade names. The carrying value of technology assets was $61,814, net of accumulated amortization of $1,545 at January 3, 2010 and $62,985, net of accumulated amortization of $515 at September 30, 2009. The Successor Company trade names subject to amortization relate to the valuation under fresh-start reporting. The carrying value of these trade names was $459, net of accumulated amortization of $31 at January 3, 2010 and $490, net of accumulated amortization of $10 at September 30, 2009. Remaining intangible assets subject to amortization include customer relationship intangibles. The carrying value of customer relationships was $697,281, net of accumulated amortization of $8,791 at January 3, 2010 and $708,234, net of accumulated amortization of $2,988 at September 30, 2009. The useful life of the Successor Company’s intangible assets subject to amortization are 8 years for technology assets related to the Global Pet Supplies segment, 17 years for technology assets associated with the Global Batteries and Personal Care segment, 20 years for customer relationships and 4 years for trade names.

Amortization expense for the three month periods ended January 3, 2010 and December 28, 2008 is as follows:

	Successor Company	Predecessor Company
	Three Months
	2010	2009
Proprietary technology amortization	$1,545	$936
Customer relationships amortization	8,791	4,045
Trade names amortization	31	100

	$10,367	$5,081

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The Company estimates annual amortization expense for the next five fiscal years will approximate $40,000 per year.

8    DEBT

Debt of the Successor Company consists of the following:

	January 3, 2010		September 30, 2009
	Amount	Rate(A)	Amount	Rate(A)
Term Loan B, U.S. Dollar, expiring June 30, 2012	969,712	8.1%	973,125	8.1%
Term Loan, Euro, expiring June 30, 2012	364,269	8.6%	371,874	8.6%
Senior Subordinated Notes, due August 28, 2019	218,076	12.0%	218,076	12.0%
ABL Revolving Credit Facility, expiring March 31, 2012	26,639	6.6%	33,225	6.6%
Supplemental Loan, expiring March 31, 2012	45,000	17.7%	45,000	17.7%
Other notes and obligations	18,306	5.4%	5,919	6.2%
Capitalized lease obligations	12,631	4.9%	12,924	4.9%

	1,654,633		1,660,143
Adjustments resulting from fresh-start reporting valuation	(70,420)		(76,608)
Less current maturities	59,494		53,578

Long-term debt, net of current maturities	$1,524,719		$1,529,957

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

Senior Term Credit Facility

During the second quarter of Fiscal 2007, the Predecessor Company refinanced its then outstanding senior credit facility with a new senior secured credit facility pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000,000 U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200,000 U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262,000 Term Loan facility (the “Euro Facility”), and a $50,000 synthetic letter of credit facility (the “L/C Facility” and together with the U.S. Dollar Term B Loan, the U.S. Dollar Term B II Loan and the Euro Facility, collectively, the “Senior Term Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under the Predecessor Company’s Fourth Amended and Restated Credit Agreement, dated as of February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007 relating to certain of the Predecessor Company’s senior subordinated notes and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, upon the day that is five business days prior to maturity of the Senior Credit Agreement. In connection with the Company’s emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, the Successor Company entered into certain amendments to the Senior Credit Agreement (the “Term Credit Amendments”). Among other things, the Term Credit Amendments provide for a minimum Eurodollar interest rate floor of 1.50%, interest spreads over market rates of 6.5% for the U.S. Dollar Term B Loan and 7.00% for the Euro Facility, increases to the maximum Senior Secured Leverage Ratio and a shortened maturity date of June 30, 2012.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

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

During the three month period ended January 3, 2010, the Company made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $4,705 under the Senior Credit Agreement.

At January 3, 2010, the aggregate amount outstanding under the Successor Company’s senior secured term credit facility totaled a U.S. Dollar equivalent of $1,379,940, consisting of principal amounts of $969,712 under the U.S. Dollar Term B Loan, €254,076 under the Euro Facility (USD $364,269 at January 3, 2010) as well as letters of credit outstanding under the L/C Facility totaling $45,959.

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

At January 3, 2010, the Successor Company was in compliance with all covenants under the Senior Credit Agreement.

ABL Revolving Credit Facility

On August 28, 2009, in connection with the Company’s emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code, the Successor Company entered into a $242,000 U.S. Dollar asset based revolving loan facility (the “ABL Revolving Credit Facility” and together with the Senior Term Credit Facility, the “Senior Credit Facilities”) pursuant to a credit agreement (the “ABL Credit Agreement”) with General Electric Capital Corporation as administrative and co-collateral agent (the “Agent”) with a participating interest from the Significant Noteholders and certain of their affiliates. The ABL Revolving Credit Facility replaced the Company’s debtor-in-possession credit facility, which was simultaneously repaid using cash on hand generated from the Company’s operations and available cash from prior borrowings under the ABL Revolving Credit Facility. The ABL Revolving Credit Facility consists of (a) revolving loans (the “Revolving Loans”), with a portion available for letters of credit and a portion available as swing line loans, in each case subject to the terms and limits described therein, and (b) a supplemental loan (the “Supplemental Loan”), in the form of an asset based revolving loan, in an amount up to $45,000.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The ABL Revolving Credit Facility carries an interest rate, at the Company’s option, of either (a) the base rate plus 3.00% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.00% per annum, except that the Supplemental Loan carries an interest rate, equal to the Eurodollar Rate plus 14.50% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 2.50%. For purposes of the Supplemental Loan, the Eurodollar Rate shall at no time be less than 3.00%. The ABL Revolving Credit Facility will mature on March 31, 2012.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting, and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

As a result of borrowings and payments under the ABL Revolving Credit Facility during the three month period ended January 3, 2010, the Successor Company had aggregate borrowing availability of approximately $73,679, net of lender reserves of $19,379 and outstanding letters of credit of $5,000 under the ABL Revolving Credit Facility.

At January 3, 2010, the Successor Company had an aggregate amount outstanding under the ABL Revolving Credit Facility of $76,639 which includes the Supplemental Loan of $45,000 and $5,000 in outstanding letters of credit.

At September 30, 2009, the Successor Company had an aggregate amount outstanding under the ABL Revolving Credit Facility of $84,225 which includes the Supplemental Loan of $45,000 and $6,000 in outstanding letters of credit.

At January 3, 2010, the Successor Company was in compliance with all covenants under the ABL Credit Agreement.

12% Notes

On August 28, 2009, in connection with emergence from the voluntary reorganization under Chapter 11 and pursuant to the Plan, the Successor Company issued $218,076 in aggregate principal amount of 12% Notes maturing August 28, 2019. Semiannually, at its option, the Successor Company may elect to pay interest on the 12% Notes in cash or as payment in kind, or “PIK”. PIK interest would be added to principal upon the relevant semi-annual interest payment date. Under the Term Credit Amendments, the Successor Company agreed to make interest payments on the 12% Notes through PIK for the first three semi-annual interest payment periods. At January 3, 2010, the Company had $9,159 of accrued interest included in Other long term liabilities in the accompanying Condensed Consolidated Statements of Financial Position (Unaudited) that will be reclassified to principal upon the next semi-annual interest payment date of February 28, 2010.

The Company may redeem all or a part of the 12% Notes, upon not less than 30 or more than 60 days notice, beginning August 28, 2012 at specified redemption prices. Further, the indenture governing the 12% Notes require the Company to make an offer, in cash, to repurchase all or a portion of the applicable outstanding notes for a specified redemption price, including a redemption premium, upon the occurrence of a change of control of the Company, as defined in such indenture.

At both January 3, 2010 and September 30, 2009, the Successor Company had outstanding principal of $218,076 under the 12% Notes.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

The indenture governing the 12% Notes (the “2019 Indenture”), contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

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

At January 3, 2010, the Successor Company was in compliance with all covenants under the 12% Notes. The Successor Company, however, is subject to certain limitations as a result of the Company’s Fixed Charge Coverage Ratio under the 2019 Indenture being below 2:1. Until the test is satisfied, the Successor Company and certain of its subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior credit facility debt beyond the Senior Credit Facilities. The Successor Company does not expect its inability to satisfy the Fixed Charge Coverage Ratio test to impair its ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of its existing businesses, although no assurance can be given in this regard.

9    EMPLOYEE BENEFIT PLANS

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

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

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

The Company’s results of operations for the three month periods ended January 3, 2010 and December 28, 2008 reflect the following pension and deferred compensation benefit costs:

	Successor Company	Predecessor Company
	Three Months
Components of net periodic pension and other deferred compensation benefit costs	2010	2009
Service cost	$725	$601
Interest cost	1,813	1,726
Expected return on assets	(1,272)	(1,147)
Amortization of prior service cost	1	55
Recognized net actuarial loss	1	40
Employee contributions	(88)	(29)

Net periodic benefit cost	$1,180	$1,246

	Successor Company	Predecessor Company
	Three Months
Pension and deferred compensation contributions	2010	2009
Contributions made during period	$359	$537

The Company sponsors a defined contribution pension plan for its domestic salaried employees, which allows participants to make contributions by salary reduction pursuant to Section 401(k) of the Internal Revenue Code. Prior to April 1, 2009 the Company contributed annually from 3% to 6% of participants’ compensation based on age or service, and had the ability to make additional discretionary contributions. The Company suspended all contributions to its U.S. subsidiaries defined contribution pension plans effective April 1, 2009 through December 31, 2009. Effective January 1, 2010 the Company reinstated its annual contribution as described above. The Company also sponsors defined contribution pension plans for employees of certain foreign subsidiaries. Company contributions charged to operations, including discretionary amounts, for the three month periods ended January 3, 2010 (Successor Company) and December 28, 2008 (Predecessor Company) were $99 and $1,214, respectively.

The measurement date provisions of ASC 715: “Compensation-Retirement Benefits,” (“ASC 715”) became effective for the Company for the fiscal year ended September 30, 2009, and the Company now measures all of its defined benefit pension and postretirement plan assets and obligations at September 30, which is the Company’s fiscal year end.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

10    INCOME TAXES

The Company files income tax returns in the U.S. federal jurisdiction and various state, local and foreign jurisdictions and is subject to ongoing examination by the various taxing authorities. The Company’s major taxing jurisdictions are the U.S. and Germany. In the U.S. federal tax filings for years prior to and including the Company’s fiscal year ended September 30, 2005 are closed. However, the federal net operating loss carryforward from the Company’s fiscal year ended September 30, 2005 is subject to Internal Revenue Service (“IRS”) examination until the year that such net operating loss carryforward is utilized and that year is closed for audit. The Company’s fiscal years ended September 30, 2006, 2007, 2008, and 2009 remain open to examination by the IRS. Filings in various U.S. state and local jurisdictions are also subject to audit and to date no significant audit matters have arisen.

During Fiscal 2010, certain of the Company’s German legal entities are undergoing audits for the fiscal years ended 2003 through 2006. The Company cannot predict the ultimate outcome of the examinations; however, it is reasonably possible that during the next 12 months some portion of previously unrecognized tax benefits could be recognized.

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

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Segment information for the three month periods ended January 3, 2010 and December 28, 2008 is as follows:

	Successor Company	Predecessor Company
	Three Months
	2010	2009
Net sales from external customers
Global Batteries & Personal Care	$428,671	$389,358
Global Pet Supplies	136,995	132,360
Home and Garden	26,274	26,785

Total segments	$591,940	$548,503

	Successor Company	Predecessor Company
	Three Months
	2010	2009
Segment profit
Global Batteries & Personal Care	$46,004	$53,261
Global Pet Supplies	1,136	12,056
Home and Garden	(9,580)	(10,667)

Total segments	37,560	54,650
Corporate expense	12,374	8,417
Restructuring and related charges	6,427	21,028
Interest expense	49,482	52,464
Other expense, net	646	3,677

Loss from continuing operations before reorganization items and income taxes	$(31,369)	$(30,936)

	Successor Company
	January 3, 2010	September 30, 2009
Segment total assets
Global Batteries & Personal Care	$1,558,214	$1,630,139
Global Pet Supplies	837,873	866,901
Home and Garden	492,597	505,586

Total segments	2,888,684	3,002,626
Corporate	19,411	18,120

Total assets at period end	$2,908,095	$3,020,746

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. At January 4, 2010, the beginning of the Company’s second quarter of Fiscal 2010, the Company has determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar will be the functional currency for the Company’s Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses will be reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to our Venezuelan subsidiary were reflected in Shareholders’ equity as a component of other comprehensive income.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, will change from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods will move to an exchange rate of 4.3 to the U.S. dollar. Some of the Company’s imported products are expected to fall into the essential classification and qualify for the 2.6 rate, however, our overall results in Venezuela will be reflected at the 4.3 rate expected to be applicable to dividend repatriations. As a result, the Company will need to remeasure the local statement of financial position of our Venezuela entity during the Company’s second quarter of Fiscal 2010 to reflect the impact of the devaluation. There will also be an ongoing impact related to measuring the Company’s Venezuelan statement of operations at the new exchange rate of 4.3 to the U.S. dollar.

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

The following table summarizes restructuring and related charges incurred by segment for the three month periods ended January 3, 2010 and December 28, 2008:

	Successor Company	Predecessor Company
	Three Months
	2010	2009
Cost of goods sold:
Global Batteries & Personal Care	$847	$10,140
Home and Garden	38	—
Global Pet Supplies	766	6

Total restructuring and related charges in cost of goods sold	1,651	10,146

Operating expense:
Global Batteries & Personal Care	(938)	4,541
Home and Garden	6,343	1,548
Global Pet Supplies	528	2,485
Corporate	(1,157)	2,308

Total restructuring and related charges in operating expense	4,776	10,882

Total restructuring and related charges	$6,427	$21,028

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

2009 Restructuring Initiatives

The Predecessor Company implemented a series of initiatives within the Global Batteries & Personal Care segment, the Global Pet Supplies segment and the Home and Garden Business segment to reduce operating costs as well as evaluate the Company’s opportunities to improve its capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within each of the Company’s segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and Home and Garden Business segment. These initiatives also included consultation, legal and accounting fees related to the evaluation of the Predecessor Company’s capital structure. The Successor Company recorded $7,721 of pretax restructuring and related charges during the three month period ended January 3, 2010 and the Predecessor Company recorded no pretax restructuring and related charges during the three month period ended December 28, 2008 related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through September 30, 2013, are projected at approximately $57,500.

Global Cost Reduction Initiatives Summary

The following table summarizes the remaining accrual balance associated with the 2009 initiatives and the activity during the three month period ended January 3, 2010:

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$4,180	$84	$4,264
Provisions	771	4,607	5,378
Cash expenditures	(1,294)	(150)	(1,444)
Non-cash items	138	(192)	(54)

Accrual balance at January 3, 2010	$3,795	$4,349	$8,144

Expensed as incurred(A)	$109	$2,234	$2,343

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the three month period ending January 3, 2010, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Cost Reduction Initiatives by operating segment:

	Global Batteries and Personal Care	Global Pet Supplies	Home and Garden	Corporate	Total
Restructuring and related charges during the three month period ended January 3, 2010	$46	$1,294	$6,381	$—	$7,721
Restructuring and related charges since initiative inception	$4,648	$4,750	$11,133	$7,591	$28,122
Total future restructuring and related charges expected	$2,900	$25,700	$800	$—	$29,400

2008 Restructuring Initiatives

The Company implemented an initiative within the Global Batteries & Personal Care segment in China to reduce operating costs and rationalize the Company’s manufacturing structure. These initiatives include the plan to exit the Company’s Ningbo, China battery manufacturing facility (the “Ningbo Exit Plan”). The Successor

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Company recorded $696 of pretax restructuring and related charges during the three month period ended January 3, 2010 and the Predecessor Company recorded $10,395 of pretax restructuring and related charges during the three month period ended December 28, 2008 in connection with the Ningbo Exit Plan. The Company has recorded pretax restructuring and related charges of $27,912 since the inception of the Ningbo Exit Plan, which are now substantially complete.

Ningbo Exit Plan Summary

The following table summarizes the remaining accrual balance associated with the 2008 initiatives and the activity during the three month period ended January 3, 2010:

Other Costs
Accrual balance at September 30, 2009	$308
Provisions	220
Cash expenditures	(86)
Non-cash items	(10)

Accrual balance at January 3, 2010	$432

Expensed as incurred(A)	$476

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

2007 Restructuring Initiatives

The Company has implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs (the “Latin American Initiatives”). These initiatives, which are substantially complete, include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. The Successor Company recorded $187 of pretax restructuring and related charges during the three month period ended January 3, 2010 and the Predecessor Company recorded $86 of pretax restructuring and related charges during the three month period ended December 28, 2008 in connection with the Latin American Initiatives. The Company has recorded pretax restructuring and related charges of $11,634 since the inception of the Latin American Initiatives.

The following table summarizes the remaining accrual balance associated with the Latin American Initiatives and the activity during the three month period ended January 3, 2010:

Latin American Initiatives Summary

Other Costs
Accrual balance at September 30, 2009	$331
Non-cash items	8

Accrual balance at January 3, 2010	$339

Expensed as incurred(A)	$187

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

In Fiscal 2007, the Company began managing its business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, the Company’s Global Operations organization, previously included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes the Company undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). The Successor Company recorded $(2,177) of pretax restructuring and related charges during the three month period ended January 3, 2010 and the Predecessor Company recorded $6,941 of pretax restructuring and related charges during the three month period ended December 28, 2008 in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2010, relate primarily to severance and are projected at approximately $85,405, the majority of which will be cash costs.

The following table summarizes the remaining accrual balance associated with the Global Realignment Initiatives and the activity during the three month period ended January 3, 2010:

Global Realignment Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$14,581	$3,678	$18,259
Provisions	(1,157)	(1,085)	(2,242)
Cash expenditures	(1,371)	(106)	(1,477)
Non-cash items	(68)	44	(24)

Accrual balance at January 3, 2010	$11,985	$2,531	$14,516

Expensed as incurred(A)	$—	$65	$65

(A)	Consists of amounts not impacting the accrual for restructuring and related charges.

The following table summarizes the expenses as incurred during the three month period ended January 3, 2010, the cumulative amount incurred to date and the total future expected costs incurred associated with the Global Realignment Initiatives by operating segment:

	Global Batteries and Personal Care	Home and Garden	Corporate	Total
Restructuring and related charges during the three month period ended January 3, 2010	$(1,020)	$—	$(1,157)	$(2,177)
Restructuring and related charges since initiative inception	$46,630	$7,558	$28,617	$82,805
Total future restructuring and related charges expected	$—	$—	$2,600	$2,600

2006 Restructuring Initiatives

The Company implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize the Company’s manufacturing structure (the “European Initiatives”). These initiatives, which are substantially complete, include the relocation of certain operations at the Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring its sales,

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

marketing and support functions. The Successor Company recorded no pretax restructuring and related charges during the three month period ended January 3, 2010 and the Predecessor Company recorded no pretax restructuring and related charges during the three month period ended December 28, 2008 in connection with the European Initiatives. The Company has recorded pretax restructuring and related charges of $27,057 since the inception of the European Initiatives.

The following table summarizes the remaining accrual balance associated with the 2006 initiatives and the activity during the three month period ended January 3, 2010:

European Initiatives Summary

	Termination Benefits	Other Costs	Total
Accrual balance at September 30, 2009	$2,623	$319	$2,942
Cash expenditures	(216)	(41)	(257)
Non-cash items	(45)	(5)	(50)

Accrual balance at January 3, 2010	$2,362	$273	$2,635

13    COMMITMENTS AND CONTINGENCIES

The Company has provided for the estimated costs associated with environmental remediation activities at some of its current and former manufacturing sites. The Company believes that any additional liability in excess of the amounts provided of approximately $4,463, which may result from resolution of these matters, will not have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Included in long-term liabilities assumed in connection with the acquisition of Microlite S.A. (“Microlite”) is a provision for “presumed” credits applied to the Brazilian excise tax on Manufactured Products, or “IPI taxes.” Although a previous ruling by the Brazilian Federal Supreme Court has been issued in favor of a specific Brazilian taxpayer with similar tax credits, on February 15, 2007 the Brazilian Federal Supreme Court ruled against certain Brazilian taxpayers with respect to the legality and constitutionality of the IPI “presumed” credits. This decision is applicable to all similarly-situated taxpayers. At January 3, 2010 and September 30, 2009, these amounts totaled approximately $0 and $4,661, respectively, and are included in Other long-term liabilities in the Condensed Consolidated Statements of Financial Position (Unaudited).

On February 3, 2009, the Company and all of the Company’s U.S. subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The Company and such subsidiaries emerged from bankruptcy on August 28, 2009. With the exception of Spectrum Jungle Labs Corporation, the related cases of the reorganized Debtors were closed at September 30, 2009. The Company continues to analyze proofs of claim filed with the Bankruptcy Court with respect to lease rejection damages and other unsecured claims generally, and the Company may, in its discretion and in accordance with the Plan, file objections with the Bankruptcy Court to certain of such claims. This process will continue until those claims that the Company determines to address in the Bankruptcy Court are resolved. See Note 2, Voluntary Reorganization Under Chapter 11, for a further description of the Bankruptcy Cases.

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35,

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. The Company is reviewing the claims but is unable to estimate any possible losses at this time.

The Company is a defendant in various other matters of litigation generally arising out of the ordinary course of business.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its results of operations, financial condition, liquidity or cash flows.

14    NEW ACCOUNTING PRONOUNCEMENTS

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for the Company’s interim and annual financial statements for the period that began after December 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

15    SUBSEQUENT EVENTS

Russell Hobbs Combination

On February 9, 2010 the Company signed a definitive agreement with Russell Hobbs, Inc. (“Russell Hobbs”), a small appliance brand company, to form a new combined company. Investment funds managed by Harbinger Capital Partners (“Harbinger”) currently owns approximately 40% of the Company’s shares and 100% of Russell Hobbs shares. As part of this transaction, the combined companies have received commitments for

SPECTRUM BRANDS, INC.

Notes to Condensed Financial Statements (Unaudited)—(Continued)

(Amounts in thousands, except per share figures)

approximately $1,800,000 in financing in order to refinance the Company’s existing Senior Credit Facilities and a portion of Russell Hobbs’ existing senior debt through a combination of new term loans, new senior notes and a new $300,000 ABL revolving facility.

The proposed all stock transaction is expected to close in the third or fourth quarter of the Company’s Fiscal 2010 and is subject to approval by holders of a majority of the Company’s common stock not owned by Harbinger, a 45-day period in which the Company may solicit alternative proposals, closing of the new financing and other customary closing conditions.

Upon closing, current shareholders of Spectrum Brands, Inc. will receive one share in the new combined company for each share they hold in Spectrum Brands Inc. Furthermore, as part of the transaction, Harbinger has agreed to convert its existing approximately $158,000 aggregate principal amount of Russell Hobbs’ term debt and approximately $207,000 of Russell Hobbs’ preferred stock into common stock of the new combined company at a price of $31.50 per share. Following the closing of the transaction Harbinger is expected to own approximately 63.7% of the new combined company.

16    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In connection with the acquisitions of Remington Products Company, L.L.C., United Industries Corporation and Tetra Holding GmbH and its affiliates and subsidiaries in the aquatics business, the Predecessor Company completed debt offerings of Senior Subordinated Notes. Payment obligations of such Senior Subordinated Notes were fully and unconditionally guaranteed on a joint and several basis by all of the Predecessor Company’s domestic subsidiaries. Pursuant to and in accordance with the Plan, the Company refinanced its Senior Subordinated Notes. On the Effective Date, pursuant to the Plan, the Successor Company and its domestic subsidiaries, as guarantors, issued the 12% Notes under the 2019 Indenture for the benefit of holders of allowed claims with respect to the Predecessor Company’s Senior Subordinated Notes. See Note 2, Voluntary Reorganization Under Chapter 11, for further details of the Bankruptcy Cases and See Note 8, Debt, for further information on the 12% Notes and the 2019 Indenture.

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

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Financial Position

January 3, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,786	$5,498	$55,381	$—	$62,665
Receivables, net	497,382	557,275	173,672	(926,896)	301,433
Inventories	51,038	122,821	125,775	(2,761)	296,873
Deferred income taxes	11,509	7,509	5,105	428	24,551
Assets held for sale	—	322	11,757	—	12,079
Prepaid expenses and other	15,599	6,739	17,028	—	39,366

Total current assets	577,314	700,164	388,718	(929,229)	736,967
Property, plant and equipment, net	56,596	40,297	101,134	—	198,027
Long term intercompany receivables	391,080	349,486	(730,209)	(10,357)	—
Deferred charges and other	8,457	2,024	25,928	—	36,409
Goodwill	67,722	277,691	135,980	—	481,393
Intangible assets, net	544,057	525,723	377,217	—	1,446,997
Debt issuance costs	8,302	—	—	—	8,302
Investments in subsidiaries	4,203,395	3,384,261	3,441,380	(11,029,036)	—

Total assets	$5,856,923	$5,279,646	$3,740,148	$(11,968,622)	$2,908,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$276,967	$11	$18,238	$(235,722)	$59,494
Accounts payable	553,802	577,695	107,610	(1,080,060)	159,047
Accrued liabilities	79,460	33,143	111,555	—	224,158

Total current liabilities	910,229	610,849	237,403	(1,315,782)	442,699
Long-term debt, net of current maturities	1,513,984	296,003	8,548	(293,816)	1,524,719
Employee benefit obligations, net of current portion	11,683	945	46,062	—	58,690
Deferred income taxes	27,425	168,454	32,419	(1)	228,297
Other	20,742	—	31,455	1,085	53,282

Total liabilities	2,484,063	1,076,251	355,887	(1,608,514)	2,307,687
Shareholders’ equity:
Common stock	306	451	611,835	(612,286)	306
Additional paid-in capital	727,872	2,166,070	3,301,481	(5,467,436)	727,987
(Accumulated deficit) retained earnings	(2,365)	110,315	(528,809)	289,825	(131,034)
Accumulated other comprehensive income (loss)	2,647,047	1,926,559	(246)	(4,570,211)	3,149

Total shareholders’ equity	3,372,860	4,203,395	3,384,261	(10,360,108)	600,408

Total liabilities and shareholders’ equity	$5,856,923	$5,279,646	$3,740,148	$(11,968,622)	$2,908,095

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Financial Position

September 30, 2009

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
ASSETS
Current assets:
Cash and cash equivalents	$1,450	$3,364	$92,986	$—	$97,800
Receivables, net	472,616	559,802	111,618	(844,585)	299,451
Inventories	84,267	116,291	143,701	(2,754)	341,505
Deferred income taxes	16,407	9,149	2,153	428	28,137
Assets held for sale	—	321	11,549	—	11,870
Prepaid expenses and other	15,530	6,062	18,381	—	39,973

Total current assets	590,270	694,989	380,388	(846,911)	818,736
Property, plant and equipment, net	59,229	42,888	110,244	—	212,361
Long term intercompany receivables	379,000	488,077	(861,730)	(5,347)	—
Deferred charges and other	7,462	2,463	25,009	—	34,934
Goodwill	67,722	277,691	137,935	—	483,348
Intangible assets, net	546,480	530,807	384,846	(188)	1,461,945
Debt issuance costs	9,422	—	—	—	9,422
Investments in subsidiaries	4,196,025	3,359,913	3,440,646	(10,996,584)	—

Total assets	$5,855,610	$5,396,828	$3,617,338	$(11,849,030)	$3,020,746

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$248,787	$11	$4,382	$(199,602)	$53,578
Accounts payable	510,608	577,291	136,787	(1,038,451)	186,235
Accrued liabilities	111,803	37,441	106,011	—	255,255

Total current liabilities	871,198	614,743	247,180	(1,238,053)	495,068
Long-term debt, net of current maturities	1,518,790	402,980	(106,686)	(285,127)	1,529,957
Employee benefit obligations, net of current portion	11,667	953	43,235	—	55,855
Deferred income taxes	12,506	179,049	35,943	—	227,498
Other	11,892	3,078	37,754	(1,235)	51,489

Total liabilities	2,426,053	1,200,803	257,426	(1,524,415)	2,359,867
Shareholders’ equity:
Common stock	300	451	613,335	(613,786)	300
Additional paid-in capital	724,679	2,166,066	3,300,215	(5,466,164)	724,796
Retained earnings (accumulated deficit)	54,073	101,822	(630,365)	403,685	(70,785)
Accumulated other comprehensive income (loss)	2,650,505	1,927,686	(1,649)	(4,569,974)	6,568

	3,429,557	4,196,025	3,281,536	(10,246,239)	660,879
Less treasury stock, at cost	—	—	78,376	(78,376)	—

Total shareholders’ equity	3,429,557	4,196,025	3,359,912	(10,324,615)	660,879

Total liabilities and shareholders’ equity	$5,855,610	$5,396,828	$3,617,338	$(11,849,030)	$3,020,746

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Operations

Three Month Period Ended January 3, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$105,078	$207,863	$309,847	$(30,848)	$591,940
Cost of goods sold	64,892	178,491	192,396	(29,952)	405,827
Restructuring and related charges	2,869	804	(2,022)	—	1,651

Gross profit	37,317	28,568	119,473	(896)	184,462
Operating expenses:
Selling	20,079	26,249	65,025	(64)	111,289
General and administrative	25,570	6,077	11,546	—	43,193
Research and development	4,045	1,445	955	—	6,445
Restructuring and related charges	(2,164)	6,872	68	—	4,776

	47,530	40,643	77,594	(64)	165,703
Operating (loss) income	(10,213)	(12,075)	41,879	(832)	18,759
Interest expense	35,999	7,437	6,026	20	49,482
Other expense (income), net	(28,487)	(17,901)	633	46,401	646

(Loss) income from continuing operations before reorganization items, net and income taxes	(17,725)	(1,611)	35,220	(47,253)	(31,369)
Reorganization items expense	3,536	110	—	—	3,646

(Loss) income from continuing operations before income taxes	(21,261)	(1,721)	35,220	(47,253)	(35,015)
Income tax expense (benefit)	20,962	(9,689)	11,324	(98)	22,499

(Loss) income from continuing operations	(42,223)	7,968	23,896	(47,155)	(57,514)
Loss from discontinued operations, net of tax	—	(2,735)	—	—	(2,735)

Net (loss) income	$(42,223)	$5,233	$23,896	$(47,155)	$(60,249)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Predecessor Company

Condensed Consolidating Statement of Operations

Three Month Period Ended December 28, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net sales	$108,411	$202,899	$262,078	$(24,885)	$548,503
Cost of goods sold	61,231	164,395	146,231	(23,371)	348,486
Restructuring and related charges	6,452	6	3,688	—	10,146

Gross profit	40,728	38,498	112,159	(1,514)	189,871
Operating expenses:
Selling	24,034	29,571	57,684	44	111,333
General and administrative	16,581	7,747	12,557	—	36,885
Research and development	3,362	1,399	805	—	5,566
Restructuring and related charges	4,690	3,901	2,291	—	10,882

	48,667	42,618	73,337	44	164,666
Operating (loss) income	(7,939)	(4,120)	38,822	(1,558)	25,205
Interest expense	41,043	6,387	5,128	(94)	52,464
Other expense (income), net	20,802	(3,982)	2,604	(15,747)	3,677

(Loss) income from continuing operations before income taxes	(69,784)	(6,525)	31,090	14,283	(30,936)
Income tax expense (benefit)	39,901	(35,568)	11,268	—	15,601

Net (loss) income from continuing operations	(109,685)	29,043	19,822	14,283	(46,537)
Loss from discontinued operations	—	(66,120)	—	—	(66,120)

Net (loss) income	$(109,685)	$(37,077)	$19,822	$14,283	$(112,657)

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Successor Company

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended January 3, 2010

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(15,263)	$5,818	$23,617	$(37,298)	$(23,126)
Net cash used by operating activities of continuing operations	—	(8,258)	—	—	(8,258)

Net cash (used) provided by operating activities	(15,263)	(2,440)	23,617	(37,298)	(31,384)
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,006)	(533)	(2,395)	—	(4,934)
Proceeds from sale of property, plant and equipment and investments	—	—	4	—	4

Net cash used by investing activities	(2,006)	(533)	(2,391)	—	(4,930)
Cash flows from financing activities:
Reduction of debt	(4,705)	—	(99)	—	(4,804)
Proceeds from ABL Revolving Credit Facility	351,600	—	—	—	351,600
Payments of ABL Revolving Credit Facility	(358,186)	—	—	—	(358,186)
Proceeds from debt financing	(1,290)	—	13,895	—	12,605
Refund of debt issuance costs	204	—	—	—	204
Proceeds from (advances related to) intercompany transactions	29,982	5,107	(72,387)	37,298	—

Net cash provided (used) by financing activities	17,605	5,107	(58,591)	37,298	1,419
Effect of exchange rate changes on cash and cash equivalents	—	—	(240)	—	(240)
Net increase in cash and cash equivalents	336	2,134	(37,605)	—	(35,135)
Cash and cash equivalents, beginning of period	1,450	3,364	92,986	—	97,800

Cash and cash equivalents, end of period	$1,786	$5,498	$55,381	$—	$62,665

SPECTRUM BRANDS, INC. AND SUBSIDIARIES

Predecessor Company

Condensed Consolidating Statement of Cash Flows

Three Month Period Ended December 28, 2008

(Unaudited)

(Amounts in thousands)

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated Total
Net cash (used) provided by operating activities of continuing operations	$(151,963)	$147,318	$91,438	$(154,711)	$(67,918)
Net cash used by operating activities of continuing operations	—	(22,489)	—	—	(22,489)

Net cash (used) provided by operating activities	(151,963)	124,829	91,438	(154,711)	(90,407)
Cash flows from investing activities:
Purchases of property, plant and equipment	(441)	(350)	(509)	—	(1,300)
Proceeds from sale of property, plant and equipment and investments	—	—	18	—	18

Net cash used by investing activities of continuing operations	(441)	(350)	(491)	—	(1,282)
Net cash used by investing activities of discontinued operations	—	(580)	—	—	(580)

Net cash used by investing activities	(441)	(930)	(491)	—	(1,862)
Cash flows from financing activities:
Reduction of debt	(7,431)	—	(272)	—	(7,703)
Proceeds from debt financing	100,656	—	—	—	100,656
Treasury stock purchases	(56)	—	—	—	(56)
Proceeds from (advances related to) intercompany transactions	84,906	(123,761)	(115,856)	154,711	—

Net cash provided (used) by financing activities	178,075	(123,761)	(116,128)	154,711	92,897
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,709)	—	(4,709)

Net increase in cash and cash equivalents	25,671	138	(29,890)	—	(4,081)
Cash and cash equivalents, beginning of period	9,786	3,667	91,320	—	104,773

Cash and cash equivalents, end of period	$35,457	$3,805	$61,430	$—	$100,692

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

Unless the context indicates otherwise, Spectrum Brands, Inc. is used interchangeably in this Quarterly Report on Form 10-Q to refer both to the Delaware corporation and its Wisconsin predecessor, and the terms the “Company,” “Spectrum,” “Spectrum Brands,” “we,” “our” or “us” are used to refer to Spectrum Brands, Inc. and its subsidiaries both before and on and after the Effective Date. The term “New Spectrum,” however, refers only to Spectrum Brands, Inc., our Delaware successor, and its subsidiaries, after the Effective Date, and the term “Old Spectrum,” refers only to Spectrum Brands, Inc., our Wisconsin predecessor, and its subsidiaries prior to the Effective Date.

Financial information included in our financial statements prepared after August 30, 2009 will not be comparable to financial information from prior periods. See Item 1A. Risk Factors—“Risks Related To Our Emergence From Bankruptcy” for more information.

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

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” an accounting standard which established the Codification to become the single source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission (the “SEC”) and its staff. All guidance contained in the Codification carries an equal level of authority. The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics. We adopted this accounting standard effective September 30, 2009. The adoption of this accounting standard, which was subsequently codified into ASC Topic 105: “Generally Accepted Accounting Principles,” had no impact on our retained earnings and will have no impact on our financial position, results of operations or cash flows.

Chapter 11 Proceedings

On February 3, 2009, we announced that we had reached agreements with certain noteholders, representing, in the aggregate, approximately 70% of the face value of our then outstanding senior subordinated notes, to pursue a refinancing that, if implemented as proposed, would significantly reduce our outstanding debt. On the same day, the Debtors filed the Bankruptcy Filing and filed with the Bankruptcy Court a proposed plan of reorganization (the “Proposed Plan”) that detailed the Debtors’ proposed terms for the refinancing. The Chapter 11 cases were jointly administered by the Bankruptcy Court as Case No. 09-50455 (the “Bankruptcy Cases”). The Bankruptcy Court entered a written order (the “Confirmation Order”) on July 15, 2009 confirming the Proposed Plan (as so confirmed, the “Plan”). For more details regarding the Chapter 11 Proceedings, as well as the events leading to our voluntary filing for Chapter 11 bankruptcy, see “Item 1. Business” in our Annual Report on Form 10-K for our fiscal year ended September 30, 2009.

Plan Effective Date

On the Effective Date the Plan became effective, and the Debtors emerged from Chapter 11 of the Bankruptcy Code. Pursuant to and by operation of the Plan, on the Effective Date, all of Old Spectrum’s existing equity securities, including the existing common stock and stock options, were extinguished and deemed cancelled. Reorganized Spectrum Brands, Inc. filed a certificate of incorporation authorizing new shares of common stock. Pursuant to and in accordance with the Plan, on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 27,030,000 shares of common stock and approximately $218 million in aggregate principal amount of 12% Senior Subordinated Toggle Notes due 2019 (the “12% Notes”) to holders of allowed claims with respect to Old Spectrum’s 8 1/2% Senior Subordinated Notes due 2013 (the “8 1/2 Notes”), 7 3/8% Senior Subordinated Notes due 2015 (the “7 3/8 Notes”) and Variable Rate Toggle Senior Subordinated Notes due 2013 (the “Variable Rate Notes”) (collectively, the “Senior Subordinated Notes”). For a further discussion of the 12% Notes see “Debt Financing Activities—12% Notes.” Also on the Effective Date, reorganized Spectrum Brands, Inc. issued a total of 2,970,000 shares of common stock to supplemental and sub-supplemental debtor-in-possession credit facility participants in respect of the equity fee earned under the Debtors’ debtor-in-possession credit facility. The common stock is currently quoted on the OTC Bulletin Board and the Pink Sheet Electronic Quotation Service. However, there can be no assurances that a broker-dealer will make a market in the common stock.

On the Effective Date, pursuant to the Plan (as amended pursuant to the Settlement), we entered into Amendment No. 1 to the senior secured term credit facility agreement reflecting the terms of the Settlement as authorized by the Confirmation Order, including a new covenant restricting us from paying cash interest on the 12% Notes until the date that is 18 months from the Effective Date, or February 28, 2011. In addition, on the Effective Date, we entered into Amendment No. 2 to the senior secured term credit facility agreement to give effect to certain technical amendments to the senior secured term credit facility agreement. For a further discussion of the amendments see “Debt Financing Activities—Senior Term Credit Facility.”

In order to consummate the Plan, the Debtors also obtained a $242 million asset-based exit loan facility pursuant to a credit agreement among the Debtors, General Electric Capital Corporation, as the administrative agent, co-collateral agent, swingline lender and supplemental loan lender, Bank of America, N.A., as co-collateral agent and L/C Issuer, RBS Asset Finance, Inc., through its division RBS Business Capital, as syndication agent and the lenders party thereto. For a further discussion of the asset-based loan facility see “Debt Financing Activities—ABL Revolving Credit Facility.”

With the exception of Spectrum Jungle Labs Corporation, the related cases of the reorganized Debtors were closed at September 30, 2009. As a result of our Bankruptcy Filing, we were able to significantly reduce our indebtedness. However, we continue to have a significant amount of indebtedness relative to our competitors and continue to explore potential strategies that may be available to us to restructure this indebtedness.

Russell Hobbs Combination

On February 9, 2010 we signed a definitive agreement with Russell Hobbs, Inc. (“Russell Hobbs”), a small appliance brand company, to form a new combined company. Investment funds managed by Harbinger Capital Partners (“Harbinger”) currently owns approximately 40% of our shares and 100% of Russell Hobbs shares. As part of this transaction, the combined companies have received commitments for approximately $1,800 million in financing in order to refinance the Company’s existing senior debt and a portion of Russell Hobbs’ existing senior debt through a combination of new term loans, new senior notes and a new $300 million ABL revolving facility.

The proposed all stock transaction is expected to close in the third or fourth quarter of our Fiscal 2010 and is subject to approval by holders of a majority of our common stock not owned by Harbinger, a 45-day period in which we may solicit alternative proposals, closing of the new financing and other customary closing conditions.

Upon closing, current shareholders of Spectrum Brands, Inc. will receive one share in the new combined company for each share they hold in Spectrum Brands Inc. Furthermore, as part of the transaction, Harbinger has agreed to convert its existing approximately $158 million aggregate principal amount of Russell Hobbs’ term debt and approximately $207 million of Russell Hobbs’ preferred stock into common stock of the new combined company at a price of $31.50 per share. Following the closing of the transaction Harbinger is expected to own approximately 63.7% of the new combined company.

Results of Operations

Fiscal Quarter Ended January 3, 2010 Compared to Fiscal Quarter Ended December 28, 2008

In this Quarterly Report on Form 10-Q we refer to the three months ended January 3, 2010 as the “Fiscal 2010 Quarter” and the three months ended December 28, 2008 as the “Fiscal 2009 Quarter.”

For the Fiscal 2010 Quarter and the Fiscal 2009 Quarter we have presented the growing products portion of our Home and Garden Business as discontinued operations. The board of directors of Old Spectrum committed to the shutdown of the growing products portion of the Home and Garden Business in November 2008 and the shutdown was completed during the second quarter of our Fiscal 2009. See Note 3, Significant Accounting Policies—Discontinued Operations, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information on the shutdown of the growing products portion of our Home and Garden Business. As a result, and unless specifically stated, all discussions regarding the Fiscal 2010 Quarter and the Fiscal 2009 Quarter only reflect results from our continuing operations.

Net Sales. Net sales for the Fiscal 2010 Quarter increased to $592 million from $549 million in the Fiscal 2009 Quarter, a 7.9% increase. The following table details the principal components of the change in net sales from the Fiscal 2009 Quarter to the Fiscal 2010 Quarter (in millions):

Net Sales
Fiscal 2009 Quarter Net Sales	$549
Increase in Global Batteries & Personal Care consumer battery sales	9
Increase in Global Batteries & Personal Care Remington branded product sales	8
Increase in Pet supplies sales	1
Decrease in Portable Lighting product sales	(3)
Decrease in Home and garden control product sales	(1)
Foreign currency impact, net	29

Fiscal 2010 Quarter Net Sales	$592

Consolidated net sales by product line for the Fiscal 2010 Quarter and the Fiscal 2009 Quarter are as follows (in millions):

	Fiscal Quarter
	2010	2009
Product line net sales
Consumer batteries	$244	$221
Pet supplies	137	132
Electric shaving and grooming products	87	78
Electric personal care products	76	67
Home and garden control products	26	27
Portable lighting products	22	24

Total net sales to external customers	$592	$549

Global consumer battery sales increased $23 million, or 10%, primarily driven by favorable foreign exchange translation of $14 million coupled with increased consumer battery sales in North America and Latin America of $9 million and $4 million, respectively. These increases were driven by sales at a major customer in North America and volume increases in Central America and Columbia. These increases were tempered by decreased consumer battery sales of $4 million in Europe, primarily due to our continued exit of unprofitable or low margin private label battery sales. The $5 million, or 4%, increase in pet supplies sales is primarily attributable to favorable foreign exchange translation of $4 million coupled with increased sales in our companion animal products of $4 million, which were driven by the continued growth of our Dingo and Nature’s Miracle branded products coupled with the annualized impact of price increases implemented in the second quarter of Fiscal 2009. These increases were partially offset by a decline in aquatics sales of $3 million due to weak sales in the Pacific Rim. Electric shaving and grooming products increased $9 million, or 12%, primarily due to favorable foreign exchange translation of $5 million and increased sales in Europe of $9 million. These increases were offset by declines in North America of $5 million. Electric personal care sales increased $9 million, or 13%, due to favorable foreign exchange translation of $5 million and increases within North America of $5 million. These increases were slightly offset by declines in Europe of $1 million. Home and garden control product sales were down $1 million, or 2%, primarily as a result of certain customers delaying orders in connection with their continuing effort to reduce their inventory levels. The $2 million, or 7%, decrease in portable lighting sales was primarily a result of decreased market demand, primarily in North America, which was slightly offset by favorable foreign exchange translation of $1 million.

Gross Profit. Gross profit for the Fiscal 2010 Quarter was $184 million versus $190 million for the Fiscal 2009 Quarter. Our gross profit margin for the Fiscal 2010 Quarter decreased to 31.2% from 34.6% in the Fiscal 2009 Quarter. As a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the

Bankruptcy Code, in accordance with SFAS No. 141, “Business Combinations,” (“SFAS 141”), inventory balances were revalued at August 30, 2009 resulting in an increase in such inventory balances of $49 million. As a result of the inventory revaluation, New Spectrum recognized $34 million in additional cost of goods sold in the Fiscal 2010 Quarter. Offsetting this, Cost of goods sold during the Fiscal 2010 Quarter included $2 million of Restructuring and related charges, whereas the Fiscal 2009 Quarter included $10 million of Restructuring and related charges. The Restructuring and related charges incurred in the Fiscal 2010 Quarter were primarily associated with $1 million of cost reduction initiatives announced in 2009 and $1 million related to the shutdown of our Ningbo, China battery manufacturing facility. The $10 million of Restructuring and related charges incurred in the Fiscal 2009 Quarter related to the shutdown of our Ningbo, China battery manufacturing facility. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Operating Expense. Operating expenses for the Fiscal 2010 Quarter totaled $166 million versus $165 million for the Fiscal 2009 Quarter representing an increase of $1 million. Although operating expenses were virtually flat for the Fiscal 2010 Quarter when compared to the Fiscal 2009 Quarter, there were significant variances that affected the comparability of the periods. During the Fiscal 2010 Quarter we incurred additional depreciation and amortization in connection with the revaluation of our long lived assets as a result of our adoption of fresh-start reporting upon emergence from Chapter 11 of the Bankruptcy Code, in accordance with SFAS 141. This increase was offset by lower restructuring and related charges in the Fiscal 2010 Quarter versus the Fiscal 2009 Quarter. In the Fiscal 2010 Quarter we recorded approximately $5 million of restructuring and related charges which included $7 million of cost reduction initiatives announced in 2009 offset by a $2 million reversal of costs related to our global realignment announced in Fiscal 2007 due to a refinement in management estimates. We recorded $11 million of restructuring and related charges in the Fiscal 2009 Quarter which included $5 million of costs related to our global realignment announced in Fiscal 2007, $4 million related to the finalization of our series of initiatives established in Fiscal 2005 related to our acquisitions and $1 million related to the shutdown of our Ningbo, China battery manufacturing facility. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

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

Global Batteries & Personal Care

	2010	2009
	(in millions)
Net sales to external customers	$429	$389
Segment profit	$46	$53
Segment profit as a % of net sales	10.7%	13.6%
Assets at January 3, 2010 and September 30, 2009	$1,558	$1,630

Segment net sales to external customers in the Fiscal 2010 Quarter increased $40 million to $429 million from $389 million during the Fiscal 2009 Quarter, a 10% increase. Favorable foreign currency exchange translation impacted net sales in the Fiscal 2010 Quarter by approximately $25 million. Battery sales for the Fiscal 2010 Quarter increased to $244 million when compared to sales of $221 million in the Fiscal 2009 Quarter. Favorable foreign currency exchange translation had an impact of $14 million coupled with increases in North America and Latin America of $9 million and $4 million, respectively. These increases were driven by sales at a major customer in North America and volume increases in Central America and Columbia. These increases were tempered by decreased consumer battery sales of $4 million in Europe, primarily due to our continued exit of unprofitable or low margin private label battery sales. Net sales of electric shaving and grooming products in the Fiscal 2010 Quarter increased by $9 million from their levels in the Fiscal 2009 Quarter, due to favorable foreign exchange translation of $5 million and increased sales in Europe of $9 million. These increases were offset by declines in North America of $5 million. Net sales of electric personal care products in the Fiscal 2010 Quarter increased by $9 million compared to the Fiscal 2009 Quarter due to favorable foreign exchange translation of $5 million and increases within North America of $5 million. These increases were slightly offset by declines in Europe of $1 million. Net sales of portable lighting products for the Fiscal 2010 Quarter decreased slightly to $22 million as compared to sales of $24 million for the Fiscal 2009 Quarter. This sales decrease was primarily a result of decreased market demand, primarily in North America, which was slightly offset by favorable foreign exchange translation of $1 million.

Segment profitability in the Fiscal 2010 Quarter decreased to $46 million from $53 million in the Fiscal 2009 Quarter. Segment profitability as a percentage of net sales decreased to 10.7% in the Fiscal 2010 Quarter compared to 13.6% in the Fiscal 2009 Quarter. The decrease in segment profitability for the Fiscal 2010 Quarter was mainly attributable to a $19 million increase in cost of goods sold due to the revaluation of inventory in accordance with SFAS 141 coupled with approximately a $4 million increase in intangible amortization primarily related to customer relationship lists, as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. Offsetting this decrease to segment profitability was higher sales, primarily due to favorable foreign exchange translation, and savings from our cost reduction initiatives announced in Fiscal 2009, the shutdown of our Ningbo, China battery manufacturing facility and our global realignment initiatives announced in January 2007. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

Segment assets at January 3, 2010 decreased slightly to $1,558 million from $1,630 million at September 30, 2009. The decrease is primarily due to the impact of foreign currency translation. On January 3, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $902 million and $909 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Foreign Currency Translation—Venezuela Impacts

The Global Batteries & Personal Care segment does business in Venezuela through a Venezuelan subsidiary. As of January 4, 2010, the beginning of our second quarter of Fiscal 2010, we have determined that Venezuela meets the definition of a highly inflationary economy under GAAP. As a result, beginning January 4, 2010, the U.S. dollar will be the functional currency for our Venezuelan subsidiary. Accordingly, going forward, currency remeasurement adjustments for this subsidiary’s financial statements and other transactional foreign exchange gains and losses will be reflected in earnings. Through January 3, 2010, prior to being designated as highly inflationary, translation adjustments related to our Venezuelan subsidiary were reflected in Shareholders’ equity as a component of other comprehensive income.

In addition, on January 8, 2010, the Venezuelan government announced its intention to devalue its currency, the Bolivar fuerte, relative to the U.S. dollar. The official exchange rate for imported goods classified as essential, such as food and medicine, will change from 2.15 to 2.6 to the U.S. dollar, while payments for other non-essential goods will move to an exchange rate of 4.3 to the U.S. dollar. Some of our imported products are expected to fall into the essential classification and qualify for the 2.6 rate, however, our overall results in Venezuela will be reflected at the 4.3 rate expected to be applicable to dividend repatriations. As a result, we will need to remeasure the local statement of financial position of our Venezuela entity during our second quarter of Fiscal 2010 to reflect the impact of the devaluation. However, we do not expect this impact to be material. There will also be an ongoing impact related to measuring our Venezuelan statement of operations at the new exchange rate of 4.3 to the U.S. dollar; however, we also do not expect that impact to be material.

Global Pet Supplies

	2010	2009
	(in millions)
Net sales to external customers	$137	$132
Segment profit	$1	$12
Segment profit as a % of net sales	0.8%	9.1%
Assets at January 3, 2010 and September 30, 2009	$838	$867

Segment net sales to external customers in the Fiscal 2010 Quarter increased to $137 million from $132 million in the Fiscal 2009 Quarter, representing an increase of $5 million or 4%. The increase in net sales in the Fiscal 2010 Quarter was primarily driven by favorable foreign currency exchange translation of $4 million and increased sales of our companion animal products of $4 million, which were driven by the continued growth of our Dingo and Nature’s Miracle branded products coupled with the annualized impact of price increases implemented in the second quarter of Fiscal 2009. These increases were partially offset by a decline in aquatics sales of $3 million due to sales declines in the Pacific Rim.

Segment profitability in the Fiscal 2010 Quarter was $1 million versus $12 million in the Fiscal 2009 Quarter. Segment profitability as a percentage of sales in the Fiscal 2009 Quarter decreased to 0.8% from 9.1% in the same period last year. The decrease in segment profitability for the Fiscal 2010 Quarter was mainly attributable to a $14 million increase in cost of goods sold due to the revaluation of inventory in accordance with SFAS 141, as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code.

Segment assets at January 3, 2010 decreased to $838 million from $867 million at September 30, 2009. The decrease is primarily due to the impact of foreign currency translation. On January 3, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $610 million and $618 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Home and Garden

	2010	2009
	(in millions)
Net sales to external customers	$26	$27
Segment profit	$(10)	$(11)
Segment profit as a % of net sales	(36.5)%	(39.8)%
Assets at January 3, 2010 and September 30, 2009	$493	$506

Segment net sales to external customers in the Fiscal 2010 Quarter decreased slightly to $26 million from $27 million in the Fiscal 2009 Quarter. The slight decrease in net sales in the Fiscal 2010 Quarter was primarily driven by certain customers delaying orders in connection with their continuing effort to reduce their inventory levels.

Segment profitability in the Fiscal 2010 Quarter increased to a loss of $(10) million from a loss of $(11) million in the Fiscal 2009 Quarter. Segment profitability as a percentage of sales in the Fiscal 2010 Quarter increased to (36.5)% from (39.8)% in the same period last year. This slight increase in segment profitability was attributable to savings from our global cost reduction initiatives announced in Fiscal 2009. See “Restructuring and Related Charges” below, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges. The increase in profitability was tempered by a $2 million increase in cost of goods sold due to the revaluation of inventory and increased intangible amortization due to the revaluation of our customer relationships in accordance with SFAS 141 as was required when we adopted fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code.

Segment assets at January 3, 2010 decreased slightly to $493 million from $506 million at September 30, 2009. On January 3, 2010 and September 30, 2009, goodwill and intangible assets, which were revalued in conjunction with fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code, totaled approximately $417 million and $419 million, respectively. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information on fresh-start reporting.

Corporate Expense. Our corporate expense in the Fiscal 2010 Quarter was $12 million compared to $8 million during the Fiscal 2009 Quarter. Corporate expense as a percentage of consolidated net sales for the Fiscal 2010 Quarter was 1.7% and 1.5% for the Fiscal 2009 Quarter. The increase is primarily due to stock compensation expense of $3 million in the Fiscal 2010 Quarter compared to de minimis stock compensation expense in the Fiscal 2009 Quarter.

Restructuring and Related Charges. See Note 12, Restructuring and Related Charges to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our restructuring and related charges.

The following table summarizes all restructuring and related charges we incurred in the Fiscal 2010 Quarter and the Fiscal 2009 Quarter (in millions):

	2010	2009
Costs included in cost of goods sold:
Latin America initiatives:
Termination benefits	$0.2	$0.1
Global Realignment:
Termination benefits	—	0.1
Ningbo Exit Plan:
Termination benefits	—	0.7
Other associated costs	0.6	9.2
Global Cost Reduction Initiatives:
Termination benefits	0.2	—
Other associated costs	0.6	—

Total included in cost of goods sold	$1.6	$10.1
Costs included in operating expenses:
United & Tetra integration:
Termination benefits	$—	$2.4
Other associated costs	—	1.2
Global Realignment:
Termination benefits	(1.2)	4.3
Other associated costs	(1.0)	1.5
Ningbo Exit Plan:
Other associated costs	—	1.5
Global Cost Reduction Initiatives:
Termination benefits	0.7	—
Other associated costs	6.3	—

Total included in operating expenses	$4.8	$10.9

Total restructuring and related charges	$6.4	$21.0

We have implemented a series of initiatives in the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure (the “European Initiatives”). In connection with the European Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Europe to reduce operating costs and rationalize our manufacturing structure. These initiatives include the relocation of certain operations at our Ellwangen, Germany packaging center to the Dischingen, Germany battery plant and restructuring Europe’s sales, marketing and support functions. We recorded no pretax restructuring and related charges during the Fiscal 2010 Quarter and de minimis charges during the Fiscal 2009 Quarter in connection with the European Initiatives. We have recorded pretax restructuring and related charges of approximately $27 million since the inception of the European Initiatives.

We have implemented a series of initiatives within our Global Batteries & Personal Care business segment in Latin America to reduce operating costs (the “Latin American Initiatives”). In connection with the Latin American Initiatives, which are substantially complete, we implemented a series of initiatives within the Global Batteries & Personal Care segment in Latin America to reduce operating costs. The initiatives include the reduction of certain manufacturing operations in Brazil and the restructuring of management, sales, marketing and support functions. We recorded de minimis pretax restructuring and related charges during both the Fiscal 2010 Quarter and the Fiscal 2009 Quarter in connection with the Latin American Initiatives. We have recorded pretax restructuring and related charges of approximately $12 million since the inception of the Latin American Initiatives.

In Fiscal 2007, we began managing our business in three vertically integrated, product-focused reporting segments; Global Batteries & Personal Care, Global Pet Supplies and the Home and Garden Business. As part of this realignment, our global operations organization, which had previously been included in corporate expense, consisting of research and development, manufacturing management, global purchasing, quality operations and inbound supply chain, is now included in each of the operating segments. In connection with these changes we undertook a number of cost reduction initiatives, primarily headcount reductions, at the corporate and operating segment levels (the “Global Realignment Initiatives”). We recorded approximately $(2) million and $7 million of pretax restructuring and related charges during the Fiscal 2010 Quarter and the Fiscal 2009 Quarter, respectively, in connection with the Global Realignment Initiatives. Costs associated with these initiatives, which are expected to be incurred through December 31, 2010, relate primarily to severance and are projected at approximately $85 million.

During Fiscal 2008, we implemented an initiative within the Global Batteries & Personal Care segment to reduce operating costs and rationalize our manufacturing structure. These initiatives, which are substantially complete, include the exit of our battery manufacturing facility in Ningbo, China (“Ningbo”) (the “Ningbo Exit Plan”). We recorded approximately $1 million and $11 million of pretax restructuring and related charges during the Fiscal 2010 Quarter and Fiscal 2009 Quarter, in connection with the Ningbo Exit Plan. We have recorded pretax restructuring and related charges of approximately $28 million since the inception of the Ningbo Exit Plan.

During Fiscal 2009, we implemented a series of initiatives within the Global Batteries & Personal Care segment, the Global Pet Supplies segment, and the Home and Garden Business segment to reduce operating costs as well as evaluate our opportunities to improve our capital structure (the “Global Cost Reduction Initiatives”). These initiatives include headcount reductions within all our segments and the exit of certain facilities in the U.S. related to the Global Pet Supplies and the Home and Garden Business segments. These initiatives also included consultation, legal and accounting fees related to the evaluation of our capital structure. We recorded $8 million of pretax restructuring and related charges during the Fiscal 2010 Quarter and no pretax restructuring and related charges during the Fiscal 2009 Quarter related to the Global Cost Reduction Initiatives. Costs associated with these initiatives, which are expected to be incurred through September 30, 2013, are projected at approximately $58 million.

Interest Expense. Interest expense in the Fiscal 2010 Quarter decreased to $49 million from $52 million in the Fiscal 2009 Quarter. Included in the Fiscal 2010 Quarter interest expense is $6 million representing the accretion of the net discount to our debt, a non-cash charge, which was recorded as a result of the revaluation of our debt in accordance with SFAS 141 in connection with our adoption of fresh-start reporting upon our emergence from Chapter 11 of the Bankruptcy Code. Excluding the non-cash accretion, interest expense for the Fiscal 2010 Quarter versus the Fiscal 2009 Quarter decreased by approximately $9 million due to the cancelation of Old Spectrum’s Senior Subordinated Notes partially offset by interest expense on the 12% Notes which were issued in accordance with the Plan. See Note 8, Debt, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our outstanding debt.

Reorganization items. During the Fiscal 2010 Quarter, we, in connection with our reorganization under Chapter 11 of the Bankruptcy Code, recorded Reorganization items expense of $4 million, which are primarily professional and legal fees. See Note 2, Voluntary Reorganization Under Chapter 11, of Notes to Consolidated Financial Statements (Unaudited) on Form 10-Q for more information related to our reorganization under Chapter 11 of the Bankruptcy Code.

Income Taxes. Our effective tax rate on income from continuing operations is approximately (64)% for the Fiscal 2010 Quarter. Our effective tax rate on income from continuing operations was approximately (50)% for the Fiscal 2009 Quarter. We have had changes of ownership, as defined under Internal Revenue Code (“IRC”) Section 382, that continue to subject a significant amount of our U.S. federal and state net operating losses and other tax attributes to certain limitations. Under ASC Topic 740: “Income Taxes,” (“ASC 740”) we, as discussed more fully below, continue to have a valuation allowance against our net deferred tax assets in the U.S., excluding certain indefinite lived intangibles.

At January 3, 2010, we are estimating that at September 30, 2010 we will have U.S. federal and state net operating loss carryforwards of approximately $766 million and $840 million, respectively, which will expire through years ending in 2030, and we will have foreign net operating loss carryforwards of approximately $131 million, which will expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. At September 30, 2009 we had U.S. federal and state net operating loss carryforwards of approximately $598 million and $643 million, respectively, which, at that time, were scheduled to expire through years ending in 2029. At September 30, 2009 we had foreign net operating loss carryforwards of approximately $138 million, which at the time were set to expire beginning in 2010. Certain of the foreign net operating losses have indefinite carryforward periods. Limitations apply to a substantial portion of the U.S. federal and state net operating loss carryforwards in accordance with IRC Section 382. As such, we estimate that approximately $149 million of our federal and $311 million of our state net operating losses will expire unused.

The ultimate realization of our deferred tax assets depends on our ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. We establish valuation allowances for deferred tax assets when we estimate it is more likely than not that the tax assets will not be realized. We base these estimates on projections of future income, including tax planning strategies, in certain jurisdictions. Changes in industry conditions and other economic conditions may impact our ability to project future income. ASC 740 requires the establishment of a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In accordance with ASC 740, we periodically assess the likelihood that our deferred tax assets will be realized and determine if adjustments to the valuation allowance are appropriate. As a result of this assessment, we determined that a full valuation allowance is required against the tax benefit of our net deferred tax assets in the U.S. and China, excluding certain indefinite lived intangibles. In addition, certain other subsidiaries are subject to valuation allowances with respect to certain deferred tax assets. During the Fiscal 2010 Quarter we increased our valuation allowance against net deferred tax assets by approximately $33 million. Our total valuation allowance, established for the tax benefit of deferred tax assets that may not be realized, was approximately $166 million and $133 million at January 3, 2010 and September 30, 2009, respectively. Of this amount, approximately $141 million and $109 million relates to U.S. net deferred tax assets at January 3, 2010 and September 30, 2009, respectively and approximately $25 million and $24 million relates to foreign net deferred tax assets at January 3, 2010 and September 30, 2009, respectively.

We recognize in our financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. At both January 3, 2010 and September 30, 2009, we had approximately $8 million of unrecognized tax benefits. At both January 3, 2010 and September 30, 2009, we had approximately $3 million of accrued interest and penalties related to uncertain tax positions.

Discontinued Operations. On November 11, 2008, the board of directors of Old Spectrum approved the shutdown of the growing products portion of the Home and Garden Business, which includes the manufacturing and marketing of fertilizers, enriched soils, mulch and grass seed, following an evaluation of the historical lack of profitability and the projected input costs and significant working capital demands for the growing product portion of the Home and Garden Business during Fiscal 2009. We believe the shutdown is consistent with what we have done in other areas of our business to eliminate unprofitable products from our portfolio. We completed the shutdown of the growing products portion of the Home and Garden Business during the second quarter of Fiscal 2009. Accordingly, the presentation herein of the results of continuing operations excludes the growing products portion of the Home and Garden Business for all periods presented. See Note 3, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

The following amounts related to the growing products portion of the Home and Garden Business have been segregated from continuing operations and are reflected as discontinued operations during the Fiscal 2010 Quarter and the Fiscal 2009 Quarter, respectively:

	2010	2009
Net sales	$—	$15.7

Loss from discontinued operations before income taxes	$(2.5)	$(67.8)
Provision for income tax expense (benefit)	0.2	(1.7)

Loss from discontinued operations, net of tax	$(2.7)	$(66.1)

Liquidity and Capital Resources

Operating Activities

For the Fiscal 2010 Quarter cash used by operating activities totaled $31 million as compared to a use of $90 million in the Fiscal 2009 Quarter. Cash used by continuing operations during the Fiscal 2010 Quarter was $23 million, compared to cash used by continuing operations of $68 million in the Fiscal 2009 Quarter. This change was primarily the result of an increase in income after non-cash items of $33 million and a $37 million change in operating assets and liabilities of continuing operations. The $33 million increase in income after non-cash items is primarily due to higher sales, driven by increased market share and favorable foreign exchange translation, and savings from our various cost reduction initiatives. See “Restructuring and Related Charges” above, as well as Note 12, Restructuring and Related Charges, to our Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for additional information regarding our various cost reduction initiatives. The $37 million change in operating assets and liabilities is primarily due to $25 million of cash payments for administrative related reorganization items during the Fiscal 2010 Quarter. Cash used by operating activities of discontinued operations was $8 million in the Fiscal 2010 Quarter, compared to cash use of $22 million during the Fiscal 2009 Quarter. The operating activities of discontinued operations were related to the growing products portion of the Home and Garden Business. See “Discontinued Operations,” above, as well as Note 3, Significant Accounting Policies-Discontinued Operations, of Notes to Condensed Consolidated Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the disposal of the growing products portion of the Home and Garden Business.

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

Investing Activities

Net cash used by investing activities was $5 million for the Fiscal 2010 Quarter. For the Fiscal 2009 Quarter net cash used by investing activities was $2 million. The $3 million increase in cash used by investing activities is due to increased capital expenditures for continuing operations of $4 million, partially offset by the non-recurrence of $1 million cash used by investing activities for discontinued operations in the Fiscal 2009 Quarter.

Debt Financing Activities

Senior Term Credit Facility

During the second quarter of Fiscal 2007, we refinanced our then outstanding senior credit facility with a new senior secured credit facility pursuant to a new senior credit agreement (the “Senior Credit Agreement”) consisting of a $1,000 million U.S. Dollar Term B Loan facility (the “U.S. Dollar Term B Loan”), a $200 million U.S. Dollar Term B II Loan facility (the “U.S. Dollar Term B II Loan”), a €262 million Term Loan facility (the “Euro Facility”), and a $50 million synthetic letter of credit facility (the “L/C Facility” and together with the U.S. Dollar Term B Loan, the U.S. Dollar Term B II Loan and the Euro Facility, collectively, the “Senior Term Credit Facility”). The proceeds of borrowings under the Senior Credit Agreement were used to repay all outstanding obligations under our Fourth Amended and Restated Credit Agreement, dated at February 7, 2005, to pay fees and expenses in connection with the refinancing and the exchange offer completed on March 30, 2007, relating to certain of our senior subordinated notes, and for general corporate purposes. Subject to certain mandatory prepayment events, the term loan facilities under the Senior Credit Agreement are subject to repayment according to a scheduled amortization, with the final payment of all amounts outstanding, plus accrued and unpaid interest, due at maturity. Letters of credit issued pursuant to the L/C Facility are required to expire, at the latest, upon the day that is five business days prior to maturity of the Senior Credit Agreement. In connection with our emergence from voluntary reorganization under Chapter 11 of the Bankruptcy Code and pursuant to the Plan, we entered into certain amendments to the Senior Credit Agreement (the “Term Credit Amendments”). Among other things, the Term Credit Amendments provide for a minimum Eurodollar interest rate floor of 1.5%, interest spreads over market rates of 6.5% for the U.S. Dollar Term B Loan and 7.0% for the Euro Facility, increases to the maximum Senior Secured Leverage Ratio and a shortened maturity date of June 30, 2012.

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

During the Fiscal 2010 Quarter, we made scheduled, and in connection with asset sales, mandatory, prepayments of term loan indebtedness totaling $5 million under the Senior Credit Agreement.

At January 3, 2010, the aggregate amount outstanding under our senior secured term credit facility totaled a U.S. Dollar equivalent of $1,380 million, consisting of principal amounts of $970 million under the U.S. Dollar Term B Loan, €254 million under the Euro Facility (USD $364 million at January 3, 2010) as well as letters of credit outstanding under the L/C Facility totaling $46 million.

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

At January 3, 2010, we were in compliance with all covenants under the Senior Credit Agreement.

Should we complete the combination of Russell Hobbs, borrowings under the Senior Term Credit Facility could become payable as of the closing date of the combination. See Note 15, Subsequent Events, of Notes to Condensed Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the combination.

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

The ABL Revolving Credit Facility carries an interest rate, at our option, of either (a) the base rate plus 3.0% per annum or (b) the reserve-adjusted LIBOR rate (the “Eurodollar Rate”) plus 4.0% per annum, except that the Supplemental Loan carries an interest rate equal to the Eurodollar Rate plus 14.5% per annum. No amortization will be required with respect to the ABL Revolving Credit Facility. For purposes of the Revolving Loans, the Eurodollar Rate shall at no time be less than 2.5%. For purposes of the Supplemental Loan, the Eurodollar Rate shall at no time be less than 3.00%. The ABL Revolving Credit Facility will mature on March 31, 2012.

As a result of borrowings and payments under the ABL Revolving Credit Facility during the Fiscal 2010 Quarter, we had aggregate borrowing availability of approximately $74 million, net of lender reserves of $19 million and outstanding letters of credit of $5 million under the ABL Revolving Credit Facility.

The ABL Credit Agreement contains various representations and warranties and covenants, including, without limitation, enhanced collateral reporting and a maximum fixed charge coverage ratio. The ABL Credit Agreement also provides for customary events of default, including payment defaults and cross-defaults on other material indebtedness.

At January 3, 2010, the aggregate amount outstanding under the ABL Revolving Credit Facility totaled $77 million under the Revolving ABL Credit Facility, which includes the Supplemental Loan of $45 million and $6 million in outstanding letters of credit.

At September 30, 2009, the aggregate amount outstanding under the ABL Revolving Credit Facility totaled $84 million under the Revolving ABL Credit Facility, which includes the Supplemental Loan of $45 million and $6 million in outstanding letters of credit.

At January 3, 2010, we were in compliance with all covenants under the ABL Credit Agreement.

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

At both January 3, 2010 and September 30, 2009, we had outstanding principal of approximately $218 million under the 12% Notes.

The indenture governing the 12% Notes (the “2019 Indenture”), contains customary covenants that limit, among other things, the incurrence of additional indebtedness, payment of dividends on or redemption or repurchase of equity interests, the making of certain investments, expansion into unrelated businesses, creation of liens on assets, merger or consolidation with another company, transfer or sale of all or substantially all assets, and transactions with affiliates.

In addition, the 2019 Indenture provides for customary events of default, including failure to make required payments, failure to comply with certain agreements or covenants, failure to make payments on or acceleration of certain other indebtedness, and certain events of bankruptcy and insolvency. Events of default under the indenture arising from certain events of bankruptcy or insolvency will automatically cause the acceleration of the amounts due under the 12% Notes. If any other event of default under the 2019 Indenture occurs and is continuing, the trustee for the indenture or the registered holders of at least 25% in the then aggregate outstanding principal amount of the 12% Notes may declare the acceleration of the amounts due under those notes.

At January 3, 2010, we were in compliance with all covenants under the 12% Notes and the 2019 Indenture. However, we are subject to certain limitations as a result of our Fixed Charge Coverage Ratio under the 2019 indentures being below 2:1. Until the test is satisfied, we and certain of our subsidiaries are limited in their ability to make significant acquisitions or incur significant additional senior debt beyond the Senior Credit Facilities. We do not expect the inability to satisfy the Fixed Charge Coverage Ratio test to impair our ability to provide adequate liquidity to meet the short-term and long-term liquidity requirements of our existing business, although no assurance can be given in this regard.

We currently believe that cash on hand, funds from our operations and availability under the ABL Revolving Credit Facility and other foreign credit facilities will provide us with sufficient liquidity to fund our operations, capital expenditures and debt service obligations although no assurance can be given in this regard.

Should we complete the combination of Russell Hobbs, we could be required to make an offer to the holders of the 12% Notes to repurchase the 12% Notes at 101% of face value in accordance with the terms of the 2019 Indenture. See Note 15, Subsequent Events, of Notes to Condensed Financial Statements (Unaudited) included in this Quarterly Report on Form 10-Q for further details on the combination.

Interest Payments and Fees

In addition to principal payments on our Senior Credit Facilities, we have annual interest payment obligations of approximately $26 million in the aggregate under our 12% Notes. We also incur interest on our borrowings under the Senior Credit Facilities, and such interest would increase borrowings under the ABL Revolving Credit Facility if cash were not otherwise available for such payments. Interest on the 12% Notes is payable semi-annually in arrears and interest under the Senior Credit Facilities is payable on various interest payment dates as provided in the Senior Credit Agreement and the ABL Credit Agreement. Interest is payable in cash, except that, under the terms of the Senior Credit Facilities, interest under the 12% Notes is required to be paid for the first three semi-annual interest payments dates by increasing the aggregate principal amount due under the subject notes. Thereafter, we may make the semi-annual interest payments for the 12% Notes either in cash or by further increasing the aggregate principal amount due under the notes subject to certain conditions. Based on amounts currently outstanding under the Senior Credit Facilities, and using market interest rates and foreign exchange rates in effect at January 3, 2010, we estimate annual interest payments of approximately $121 million in the aggregate under our Senior Credit Facilities would be required assuming no further principal payments were to occur and excluding any payments associated with outstanding interest rate swaps. We are required to pay certain fees in connection with the Senior Credit Facilities and the L/C Facility. Such fees include a quarterly commitment fee of up to 1.00% on the unused portion of the ABL Revolving Credit Facility, certain additional fees with respect to the letter of credit subfacility under the ABL Revolving Credit Facility and a quarterly commitment fee of 4.15% on the L/C Facility.

Equity Financing Activities

During the Fiscal 2010 Quarter, we granted approximately 0.6 million shares of restricted stock. All vesting dates are subject to the recipient’s continued employment with us, except as otherwise permitted by our Board of Directors or in certain cases if the employee is terminated without cause. The total market value of the restricted shares on the date of grant was approximately $15 million which was recorded as unearned restricted stock compensation. Unearned compensation is amortized to expense over the appropriate vesting period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

There have been no material changes to our contractual obligations and commercial commitments as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2009.

Critical Accounting Policies and Critical Accounting Estimates

Our Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with generally accepted accounting principles in the United States of America and fairly present our financial position and results of operations. There have been no material changes to our critical accounting policies or critical accounting estimates as discussed in our Annual Report on Form 10-K for our fiscal year ended September 30, 2009.

Recently Issued Accounting Standards

Employers’ Disclosures About Postretirement Benefit Plan Assets

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about assets of a defined benefit pension or other postretirement plan. It requires employers to disclose information about fair value measurements of plan assets. The objectives of the disclosures are to provide an understanding of: (a) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies, (b) the major categories of plan assets, (c) the inputs and valuation techniques used to measure the fair value of plan assets, (d) the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and (e) significant concentrations of risk within plan assets. The disclosures required are effective for our interim and annual financial statements for the period that began after December 15, 2009. The adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows.

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

At January 3, 2010, the potential change in fair value of outstanding interest rate derivative instruments, assuming a 1 percentage point unfavorable shift in the underlying interest rates would be a loss of $17.4 million. The net impact on reported earnings, after also including the reduction in one year’s interest expense on the related debt due to the same shift in interest rates, would be a net loss of $4.1 million.

At January 3, 2010, the potential change in fair value of outstanding foreign exchange derivative instruments, assuming a 10% unfavorable change in the underlying exchange rates would be a loss of $12.0 million. The net impact on reported earnings, after also including the effect of the change in the underlying foreign currency-denominated exposures, would be a net gain of $12.9 million.

At January 3, 2010, the potential change in fair value of outstanding commodity price derivative instruments, assuming a 10% unfavorable change in the underlying commodity prices would be a loss of $1.7 million. The net impact on reported earnings, after also including the reduction in cost of one year’s purchases of the related commodities due to the same change in commodity prices, would be a net gain of $1.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In December 2009, San Francisco Technology, Inc. filed an action in the Federal District Court for the Northern District of California against the Company, as well as a number of unaffiliated defendants, claiming that each of the defendants had falsely marked patents on certain of its products in violation of Article 35, Section 292 of the U.S. Code and seeking to have civil fines imposed on each of the defendants for such claimed violations. The Company is reviewing the claims and intends to vigorously defend this matter but, as of the date of this Quarterly Report on Form 10-Q, cannot estimate any possible losses.

The Company is a defendant in various matters of litigation generally arising out of the ordinary course of business.

Item 1A. Risk Factors

Forward-Looking Statements

We have made or implied certain forward-looking statements in this Quarterly Report on Form 10-Q. All statements, other than statements of historical facts included in this Annual Report, including the statements under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our business strategy, future operations, financial condition, estimated revenues, projected costs, projected synergies, prospects, plans and objectives of management, as well as information concerning expected actions of third parties, are forward-looking statements. When used in this Annual Report, the words “anticipate,” “intend,” “plan,” “estimate,” “believe,” “expect,” “project,” “could,” “will,” “should,” “may” and similar expressions are also intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

Some of the above-mentioned factors are described in further detail in the section entitled “Risk Factors” set forth below. You should assume the information appearing in this Quarterly Report on Form 10-Q is accurate only as of January 3, 2010 or as otherwise specified, as our business, financial condition, results of operations and prospects may have changed since that date. Except as required by applicable law, including the securities laws of the U.S. and the rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise to reflect actual results or changes in factors or assumptions affecting such forward-looking statement.

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

All conditions required for the adoption of fresh-start reporting were met upon emergence from Chapter 11 of the Bankruptcy Code on the Effective Date. However, in light of the proximity of that date to our accounting period close immediately following the Effective Date, which was August 30, 2009, we elected to adopt a convenience date of August 30, 2009 for recording fresh-start reporting. We adopted fresh-start reporting in accordance with the Accounting Standards Codification (“ASC”) Topic 852: “Reorganizations,” formerly American Institute of Certified Public Accountants Statement of Position No. 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” pursuant to which our reorganization value, which is intended to reflect the fair value of the entity before considering liabilities and approximate the amount a willing buyer would pay for the assets of the entity immediately after the Reorganization, will be allocated to the fair value of assets in conformity with ASC Topic 805: “Business Combinations,” formerly Statement of Financial Accounting Standards No. 141, Business Combinations, using the purchase method of accounting for business combinations. We will state liabilities, other than deferred taxes, at a present value of amounts expected to be paid. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets will be reflected as goodwill, which is subject to periodic evaluation for impairment. In addition, under fresh-start reporting the accumulated deficit will be eliminated. Thus, our future Statements of Financial Position and results of operations will not be comparable in many respects to statements of financial position and consolidated statements of operations data for periods prior to the adoption of fresh-start reporting. The lack of comparable historical information may discourage investors from purchasing Spectrum Brands, Inc.’s securities. Additionally, the financial information included in this Quarterly Report on Form 10-Q may not be indicative of future financial information.

Risks Related To Our Business

Our substantial indebtedness could adversely affect our business, financial condition and results of operations and prevent us from fulfilling our obligations under the terms of our indebtedness.

We have, and we expect to continue to have, a significant amount of indebtedness. As of January 3, 2010, we had total indebtedness under our senior subordinated notes, senior credit facilities and other senior debt of approximately $1.7 billion.

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

There are risks associated with our pending combination with Russell Hobbs.

On February 9, 2010, Spectrum Brands, Inc. entered into an agreement, subject to the satisfaction or waiver of certain conditions, to combine with Russell Hobbs, Inc. There is no assurance as to the timing of the combination or that the combination of Russell Hobbs will occur at all. Factors that could cause the combination to be delayed or to fail to close at all include:

•	the failure of Spectrum Brands stockholders and Russell Hobbs stockholders to approve this transaction;

•	the risk that required consents will not be obtained;

•	failure to consummate the expected refinancing; and

•	litigation in respect of either company or this transaction.

The Company will be subject to contractual restrictions and could be subject to disruptive effects to its business while the combination is pending. Under the terms of the combination agreement, we have agreed to operate our business in the ordinary course consistent with past practice, as well as to refrain from taking certain actions in the conduct of our business without Russell Hobbs’ prior written consent until the consummation of the combination. Actions that may require Russell Hobbs’ consent include, but are not limited to, new indebtedness, capital expenditures, loans and investments, manufacturing and customer agreements, acquisitions, issuance of securities, and the repurchase of shares of the Company’s common stock. These restrictions could adversely affect our business and have an adverse effect on our financial condition or results of operations. Management focus on completion of the combination may disrupt our current operations. Disruption from this transaction may make it difficult to maintain certain strategic relationships. Also, uncertainties at to the effect of the combination on employees, customers or suppliers may have an adverse effect on the Company. These effects may impair the Company’s ability to attract, retain and motivate key personnel until the combination is consummated, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Any disruptions to our business resulting from the announcement and pendency of the combination may continue regardless of whether the combination is consummated.

If the combination agreement is terminated or the combination otherwise is not completed, there may be various adverse consequences to our stock price, future business and financial results. For example, the Company’s businesses may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the combination, without realizing any of the anticipated benefits of completing the combination, or the market price of the Company common stock could decline to the extent that the current market price reflects a market assumption that the combination will be completed.

The Company and Russell Hobbs have operated and, until the completion of the combination, will continue to operate, independently. It is possible that the businesses will not be integrated successfully or that the integration process could result in the loss of key employees or disruption of each company’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers and employees or to achieve the anticipated benefits of the combination. The success of the combined company following the combination may depend in large part on the ability to integrate the two businesses, business models and cultures. If we are not able to integrate our operations successfully and in a timely manner, the expected synergies and other benefits of the combination may not be realized.

In addition, following the closing of the transaction, Harbinger Capital Partners is expected to own approximately 63.7% of the combined company and would control the outcome of stockholder votes requiring the vote of at least a majority of the outstanding shares. As a result, Company stockholders may be in a position to exercise less influence over management of the combined company.

We face risks related to the current economic environment.

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

We cannot assure you that supplies of these raw materials will continue to be adequate to meet our demand or otherwise available to us on a timely basis, if at all. Any discontinuation or interruption in the availability of these raw materials from one or more of our suppliers may result in increased production costs, delays in the delivery of our products and lost customer sales, which could have an adverse effect on our business, financial condition and results of operations. In addition, we rely on international transport for delivery of a substantial portion of these raw materials, and, therefore, our continued receipt of these raw materials is susceptible to special risks. See the risk factor entitled “Our international operations may expose us to a number of risks related to conducting business in foreign countries” for more information.

We may not be able to fully utilize our United States net operating loss carryforwards.

As of January 3, 2010, we have U.S. federal and state net operating loss carryforwards of approximately $682 and $732 million, respectively. These net operating loss carryforwards expire through years ending in 2030. As of January 3, 2010, management determined that it continues to be more likely than not that the net U.S. deferred tax asset, excluding certain indefinite lived intangibles, would not be realized in the future and as such recorded a full valuation allowance to offset the net U.S. deferred tax asset, including the Company’s net operating loss carryforwards. In addition, the Company has had changes of ownership, as defined under Internal Revenue Code Section 382, that continue to subject a significant amount of the Company’s U.S. net operating losses and other tax attributes to certain limitations. We estimate that approximately $149 million of our federal and $311 million of our state net operating losses will expire unused due to Internal Revenue Code Section 382 limitation. If we are unable to fully utilize our net operating losses other than those restricted under Internal Revenue Code Section 382, as discussed above, to offset taxable income generated in the future, our results of operations could be materially and negatively impacted.

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

As a result of our international operations, we face a number of financial risks related to exchange rates and volatile economic and fiscal conditions in foreign markets.

Sales and certain expenses of our international operations are transacted in foreign currencies. During the Fiscal 2010 Quarter, approximately 51% of our net sales and 46% of our operating expenses were denominated in foreign currencies prior to translation into U.S. dollars. We expect that the amount of our revenues and expenses transacted in foreign currencies will increase as our Latin American, European and Asian operations grow and, as a result, our exposure to risks associated with foreign currencies and the effects of changes in economic and fiscal conditions in the foreign markets we operate in could increase accordingly. Significant changes in the value of the U.S. dollar in relation to foreign currencies could have a material effect on our business, financial condition and results of operations. Changes in currency exchange rates may also affect our sales to, purchases from and loans to our subsidiaries as well as sales to, purchases from and bank lines of credit with our customers, suppliers and creditors that are denominated in foreign currencies. In addition, certain of our operations are conducted or products are sold in countries whose economies have suffered economic instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years, such as Venezuela and Mexico. Current economic and fiscal policies in those countries, including stimulus measures and currency exchange rates and controls, may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including certain countries in Europe, Latin America and Asia, could also suffer slower economic growth or economic instability or hyperinflation in the future. If we are unable to manage these risks, we may face significant liability, our international sales may decline and our business and financial condition may be adversely affected.

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

We rely on international transportation systems, including shipping lines, to obtain raw materials as well as products from third-party manufacturers. A substantial portion of our products are sourced from China and delivered by container freight in the United States and elsewhere. Shipping costs, including costs of container shipping, have increased recently, and may continue to increase. Moreover, delays and restrictions on international transport pose a substantial risk to our business. For example, to the extent that there are disruptions or delays in loading container cargo in Asian ports or off-loading cargo at ports of destination as a result of scarcity of shipping capacity due to labor disputes, work-rules related slowdowns, tariff or World Trade Organization-related disputes, piracy, physical damage to port terminal facilities or equipment caused by severe weather or terrorist incidents, congestion in port terminal facilities, or for other reasons, product shipments to our customers could be delayed. In any such case, our customers may cancel or change the terms of their respective purchase orders, resulting in a cancellation or delay of payments to us. We may also incur increased expenses, as we attempt to avoid such disruptions, delays, delayed shipments or cancelled orders, or all of the above. In the event we attempt to engage alternative carriers or explore alternative methods of distribution, we may be unable to make such changes on a timely basis, upon terms favorable to us, or at all. Any such consequences could substantially impact our business, financial condition and results of operations.

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

Risk of environmental liability is inherent in our business. As a result, material environmental costs may arise in the future. In particular, we may incur capital and other costs to comply with increasingly stringent environmental laws and enforcement policies, such as the E.U. directives, Restriction of the Use of Hazardous Substances in Electrical and Electronic Equipment, Waste of Electrical and Electronic Equipment and the Directive on Batteries and Accumulators and Waste Batteries, discussed above. Moreover, there are proposed international accords and treaties, as well as federal, state and local laws and regulations, that would attempt to control or limit the causes of climate change, including the effect of greenhouse gas emissions on the environment. In the event the U.S. or foreign governments enact new climate change laws or regulations or make changes to existing laws or regulations, compliance with applicable laws or regulations may result in increased manufacturing costs for our products, such as by requiring investment in new pollution control equipment or changing the ways in which certain of our products are made. We may incur some of these costs directly and others may be passed on to us from our third-party suppliers. Although we believe that we are substantially in compliance with applicable environmental regulations at our facilities, we may not be in compliance with such regulations or any new regulations in the future, which could have a material adverse effect upon our business, financial condition and results of operations.

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

Approximately 20% of our total labor force is employed under collective bargaining agreements. Three of these agreements, which cover approximately 68% of the labor force under collective bargaining agreements, or approximately 14% of our total labor force, are scheduled to expire during Fiscal 2010. While we currently expect to negotiate continuations to the terms of these agreements, there can be no assurances that we will be able to obtain terms that are satisfactory to us or otherwise to reach agreement at all with the applicable parties. In addition, in the course of our business, we may also become subject to additional collective bargaining agreements. These agreements may be on terms that are less favorable than those under our current collective bargaining agreements. Increased exposure to collective bargaining agreements, whether on terms more or less favorable than existing collective bargaining agreements, could adversely affect the operation of our business, including through increased labor expenses. While we intend to comply with all collective bargaining agreements to which the Company is subject, there can be no assurances that we will be able to do so and any noncompliance could subject the Company to disruptions in its operations and materially and adversely affect its results of operations and financial condition.

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

As of February 8, 2010, Spectrum Brands, Inc. has issued under its 2009 equity incentive plan 629,213 shares and is authorized to issue up to a total of 3,333,333 shares of its common stock, or options exercisable for shares of common stock. In addition, Spectrum Brands, Inc.’s board of directors has the authority to issue additional shares of capital stock to provide additional financing or for other purposes in the future. The issuance of any such shares or exercise of any such options may result in a reduction of the book value or market price of the outstanding shares of common stock. If Spectrum Brands, Inc. does issue any such additional shares or any such options are exercised, such issuance or exercise also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of a holder of shares of common stock could be decreased. Further, any such issuance or exercise could result in a change of control. Under Spectrum Brands, Inc.’s certificate of incorporation, holders of 5% or more of the outstanding common stock or capital stock into which any shares of common stock may be converted have certain rights to purchase their pro rata share of certain future issuances of securities.

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

We would note that if holders of the common stock constituting a majority were to determine to act in concert with respect to any proposal or other item requiring a stockholder vote, other stockholders would then be unable to affect the outcome of such stockholder vote. As of February 8, 2010, we had no knowledge of any such determination to act in concert.

Item 2. Issuer Purchases of Equity Securities

None.

Item 5. Other Information

Amendment to Lumley Employment Agreement

On February 8, 2010, the Company entered into an amendment (the “Amendment”) to the employment agreement of David R. Lumley, the Company’s co-chief operating officer and president of its Global Batteries and Personal Care segment. The following description of the Amendment is qualified in its entirety by reference to the terms of such agreement, a copy of which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The Amendment provides that, upon the Company’s current chief executive officer, Kent J. Hussey, no longer serving as the sole chief executive officer, Mr. Lumley would succeed Mr. Hussey as chief executive officer of the Company and the chief executive officer of the business group of which the Company is a part (collectively, the “Company Business Group CEO”). Upon assuming the Company Business Group CEO position, the Amendment provides for the Company and Mr. Lumley to negotiate a new employment agreement providing for benefits commensurate with such position. The Amendment further provides that, after Mr. Lumley becomes the Company Business Group CEO, the board of directors of the lead entity of the Company’s business group at a time determined in its sole discretion shall nominate Mr. Lumley to serve as a member of that board, but not in the position of chairman.

In addition, the Amendment provides Mr. Lumley an additional termination right in the event that he does not become the sole Company Business Group CEO, is removed from such position other than for cause or his authority or responsibilities as the sole Company Business Group CEO are diminished without his consent.

Item 6. Exhibits

Please refer to the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2010	SPECTRUM BRANDS, INC.

	By:	/s/ ANTHONY L. GENITO
Anthony L. Genito
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit 2.1	Purchase Agreement, dated February 21, 2004, by and among Rayovac Corporation, ROV Holding, Inc., VARTA AG, Interelectrica Adminstração e Participações Ltda., and Tabriza Brasil Empreendimentos Ltda. (filed by incorporation by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 14, 2004).

Exhibit 2.2	Joint Plan of Reorganization of Spectrum Jungle Labs Corporation, et al., Debtors (filed by incorporation by reference to Exhibit 99.T3E.2 to Spectrum Brands, Inc.’s Form T-3, filed with the SEC on April 28, 2009).

Exhibit 2.3	First Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.2 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 2.4	Second Modification to Joint Plan of Reorganization (filed by incorporation by reference to Exhibit 99.3 to the Spectrum Brands, Inc.’s Current Report on Form 8-K, filed with the SEC on July 16, 2009).

Exhibit 3.1	Certificate of Incorporation of Spectrum Brands, Inc., dated August 28, 2009 (filed by incorporation by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 3.2	Bylaws of Spectrum Brands, Inc. (filed by incorporation by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 31, 2009.).

Exhibit 4.1	Indenture dated as of August 28, 2009, among Spectrum Brands, Inc., certain subsidiaries of Spectrum Brands, Inc., as guarantors, and U.S. Bank National Association, as trustee (filed by incorporation by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.2	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands Inc.’s 12% Senior Subordinated Toggle Notes due 2019 (filed by incorporation by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.3	Registration Rights Agreement, dated as of August 28, 2009, by and among Spectrum Brands, Inc. and the investors listed on the signature pages thereto, with respect to Spectrum Brands, Inc.’s equity (filed by incorporation by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 4.4	Specimen certificate for shares of common stock (filed by incorporation by reference to Exhibit 4.4 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 10.1	Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2009).

Exhibit 10.2	2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 31, 2009).

Exhibit 10.3	Form of Spectrum Brands, Inc. Restricted Stock Award Agreement under the 2009 Incentive Plan (filed by incorporation by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2009).

Exhibit 10.4	Third Amendment to Amended and Restated Employment Agreement, entered into as of February 8, 2010, by and between Spectrum Brands, Inc. and David R. Lumley.*

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith