Form 10-K/A
period 2009-09-30
Spectrum Brands, Inc.
filed 2010-03-29
CIK 1028985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

TABLE OF CONTENTS

		Page
	EXPLANATORY NOTE	i

	PART II

ITEM 9A.	CONTROLS AND PROCEDURES	1

	SIGNATURES	2

	EXHIBIT INDEX	3

i

EXPLANATORY NOTE

Spectrum Brands, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 on December 29, 2009 (the "Original Form 10-K") and is filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the fiscal year ended September 30, 2009 (this "Form 10-K/A") to restate Item 9A. "Controls and Procedures."  This Form 10-K/A amends the first paragraph of Item 9A under the heading "Evaluation of Disclosure Controls and Procedures" to disclose the Company's Chief Executive Officer's and Chief Financial Officer's revised conclusion as to the effectiveness of the Company's disclosure controls and procedures as of September 30, 2009.  In addition, this Form 10-K/A amends the second paragraph of Item 9A under the heading "Management’s Annual Report on Internal Control Over Financial Reporting" to correct an inadvertent typographical error by including a statement as to the Company's management's conclusion as to the effectiveness of the Company's internal control over financial reporting.

In connection with the filing of this Form 10-K/A and pursuant to Rules 13a-14(a) or 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended, we are including with this Form 10-K/A certain currently dated certifications.

Except as necessary to provide the disclosures noted above, no other modifications or updates have been made to the Original Form 10-K and this Form 10-K/A does not describe events occurring after the Original Form 10-K (including with respect to exhibits) or modify or update disclosures (including forward-looking statements) which may have been affected by events or changes in facts occurring after the date of the Original Form 10-K.  Information not affected by the items described above, including among other items, the Company's reported financial statements and management discusion and analysis of financial condition, remains unchanged and reflects the disclosures made at the time of, and as of the dates described in, the Original Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Company's filings made with the United States Securities and Exchange Commission (the "SEC") subsequent to the filing of the Original Form 10-K, as information in such filings may update or supersede certain information contained in this Form 10-K/A.

ii

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) pursuant to Rule 13a-15(b) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K.  Our management has also considered that, due to an inadvertent typographical error in an exchange of drafts, its Annual Report on Form 10-K for the fiscal year ended September 30, 2009 as originally filed on December 29, 2009 did not contain an express statement of our management's conclusion as to the Company's internal control over financial reporting.  Because our disclosure controls and procedures did not prevent this inadvertent error, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We are restating Item 9A to include a statement as to management's conclusion regarding internal control over financial reporting.  Our management has taken steps to ensure stricter compliance with the Company's internal review procedures in the future.  Our management assessed its disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 3, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). The Company’s management assessed the effectiveness of its internal control over financial reporting as of September 30, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. The Company’s management has concluded that, as of September 30, 2009, its internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

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

DATE: March 29, 2010

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
Exhibit 10.1
Amended and Restated Employment Agreement, dated as of April 1, 2005, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 7, 2005).†

Exhibit 10.2
Amendment to the Amended and Restated Employment Agreement, dated as of June 29, 2007, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the SEC on August 10, 2007).†

Exhibit 10.3
Second Amendment to the Amended and Restated Employment Agreement, effective as of June 9, 2008, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.21 to the Quarterly Report on Form 10-Q for the quarterly period ended June 29, 2008, filed with the SEC on August 8, 2008).†

Exhibit 10.4
Third Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.4 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).†

Exhibit 10.5
Description of Fourth Amendment to the Amended and Restated Employment Agreement of Kent J. Hussey, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.5 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009) †

Exhibit 10.6
Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey (filed by incorporation by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2009).

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

Exhibit 10.11
Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and John A. Heil (filed by incorporation by reference to Exhibit 10.11 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).

Exhibit 10.12
Description of Third Amendment to the Amended and Restated Employment Agreement of John A. Heil, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.12 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).

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

Exhibit 10.17
Second Amendment to the Amended and Restated Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and David R. Lumley (filed by incorporation by reference to Exhibit 10.17 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).

Exhibit 10.18
Description of Third Amendment to the Amended and Restated Employment Agreement David R. Lumley, effective as of August 28, 2009 (filed by incorporation by reference to Exhibit 10.18 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).

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

Exhibit 10.22
Amendment to the Employment Agreement, effective as of February 24, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.22 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).

Exhibit 10.23
Description of Second Amendment to the Employment Agreement, effective as of August 28, 2009, by and between Spectrum Brands, Inc. and Anthony L. Genito (filed by incorporation by reference to Exhibit 10.23 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).

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
Exhibit 10.34
Technical Collaboration, Sale and Supply Agreement, dated as of March 5, 1998, by and among Rayovac Corporation, Matsushita Battery Industrial Co., Ltd. and Matsushita Electric Industrial Co., Ltd. (filed by incorporation by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q for the quarterly period ended March 28, 1998, filed with the SEC on May 5, 1998).

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

Exhibit 21.1	Subsidiaries of Registrant (filed by incorporation by reference to Exhibit 21.1 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).
Exhibit 23.1	Consent of Independent Registered Public Accounting Firm (filed by incorporation by reference to Exhibit 23.1 to the Annual Report on Form 10-K as originally filed with the SEC on December 29, 2009).
Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 the Sarbanes-Oxley Act of 2002.*
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

†	This agreement has been superseded by the Amended and Restated Employment Agreement, entered into as of October 22, 2009, by and between Spectrum Brands, Inc. and Kent J. Hussey.